Form 10-Q
period 2011-09-30
MDC HOLDINGS INC
filed 2011-11-03
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of September 30, 2011, 47,474,000 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

(i)

ITEM 1.	Unaudited Consolidated Financial Statements

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$567,501	$572,225
Marketable securities	535,494	968,729
Restricted cash	682	420
Receivables
Home sales receivables	11,160	8,530
Income taxes receivable	-	2,048
Other receivables	8,254	9,432
Mortgage loans held-for-sale, net	42,301	65,114
Inventories, net
Housing completed or under construction	333,350	372,422
Land and land under development	517,337	415,237
Property and equipment, net	37,400	40,826
Deferred tax asset, net of valuation allowance of $274,380 and $231,379 at September 30, 2011 and December 31, 2010, respectively	-	-
Related party assets	7,393	7,393
Prepaid expenses and other assets, net	54,097	85,393

Total Assets	$2,114,969	$2,547,769

Liabilities
Accounts payable	$27,295	$35,018
Accrued liabilities	189,161	260,729
Income taxes payable	869	-
Related party liabilities	70	90
Mortgage repurchase facility	10,708	25,434
Senior notes, net	1,006,656	1,242,815

Total Liabilities	1,234,759	1,564,086

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 47,530,000 and 47,474,000 issued and outstanding, respectively, at September 30, 2011 and 47,198,000 and 47,142,000 issued and outstanding, respectively, at December 31, 2010	475	472
Additional paid-in-capital	850,795	820,237
Retained earnings	43,620	158,749
Accumulated other comprehensive (loss) income	(14,021)	4,884
Treasury stock, at cost; 56,000 shares at September 30, 2011 and December 31, 2010	(659)	(659)

Total Stockholders’ Equity	880,210	983,683

Total Liabilities and Stockholders’ Equity	$2,114,969	$2,547,769

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue

Home sales revenue	$204,886	$216,501	$574,432	$668,720
Land sales revenue	730	904	3,499	6,618
Other revenue	5,744	8,276	18,861	23,751

Total revenue	211,360	225,681	596,792	699,089

Costs and expenses

Home cost of sales	170,443	171,199	490,521	535,651
Land cost of sales	724	818	2,482	5,983
Asset impairments	4,692	3,718	14,090	3,718
Marketing expenses	10,002	11,191	29,732	29,726
Commission expenses	7,476	8,078	20,699	24,818
General and administrative expenses	35,580	39,269	108,569	124,060
Other operating expenses	2,390	817	3,287	1,837
Related party expenses	24	-	56	9

Total operating costs and expenses	231,331	235,090	669,436	725,802

Loss from operations	(19,971)	(9,409)	(72,644)	(26,713)
Other income (expense)
Interest income	6,745	7,544	21,943	19,513
Interest expense	(3,695)	(9,000)	(19,819)	(28,810)
Extinguishment of senior notes and other	(17,268)	271	(17,176)	475

Loss before income taxes	(34,189)	(10,594)	(87,696)	(35,535)
Benefit from income taxes, net	2,479	355	8,127	739

Net loss	$(31,710)	$(10,239)	$(79,569)	$(34,796)

Loss per share

Basic	$(0.68)	$(0.22)	$(1.72)	$(0.75)

Diluted	$(0.68)	$(0.22)	$(1.72)	$(0.75)

Dividends declared per share	$0.25	$0.25	$0.75	$0.75

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating Activities
Net loss	$(79,569)	$(34,796)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on extinguishment of senior notes	18,559	-
Asset impairments	14,090	3,718
Stock-based compensation expense	12,092	12,421
Amortization of deferred marketing costs	7,385	7,922
Write-offs of land option deposits and pre-acquisition costs	5,201	1,794
Depreciation and amortization of long-lived assets	4,713	3,884
Other non-cash expenses	619	1,680
Net changes in assets and liabilities:
Restricted cash	(262)	(28)
Home sales and other receivables	(1,452)	(9,356)
Income taxes receivable	17,566	144,502
Mortgage loans held-for-sale	22,813	14,154
Housing completed or under construction	53,737	(158,304)
Land and land under development	(104,201)	(103,029)
Prepaid expenses and other assets	(11,419)	(21,850)
Accounts payable	(7,723)	14,683
Accrued liabilities and related party liabilities	(32,892)	(14,986)

Net cash used in operating activities	(80,743)	(137,591)

Investing Activities
Purchase of marketable securities	(431,011)	(796,334)
Maturity of marketable securities	553,071	129,519
Sales of marketable securities	290,819	77,340
Purchase of property and equipment and other	(31,717)	(7,651)

Net cash provided by (used in) investing activities	381,162	(597,126)

Financing Activities
Extinguishment of senior notes	(254,903)	-
Payments on mortgage repurchase facility	(56,454)	(131,142)
Advances on mortgage repurchase facility	41,728	113,182
Dividend payments	(35,560)	(35,355)
Proceeds from issuance of senior notes	-	242,288
Proceeds from exercise of stock options	46	53

Net cash (used in) provided by financing activities	(305,143)	189,026

Net decrease in cash and cash equivalents	(4,724)	(545,691)
Cash and cash equivalents
Beginning of period	572,225	1,234,252

End of period	$567,501	$688,561

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

1.	Basis of Presentation

The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. (“MDC” or the “Company,” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at September 30, 2011 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 11, 2011.

The Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year. Refer to the economic conditions described under the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and “Risk Factors Relating to our Business” in Item 1A of the Company’s December 31, 2010 Annual Report on Form 10-K.

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

Marketable Securities. The Company’s marketable securities consist of fixed rate and floating rate interest earning securities, primarily: (1) debt securities, which may include, among others, United States government and government agency debt and corporate debt; (2) holdings in mutual fund equity securities and (3) deposit securities, which may include, among others, certificates of deposit and time deposits. As of September 30, 2011 all of the Company’s marketable securities are treated as available-for-sale investments and, as such, the Company has recorded all of its marketable securities at fair value with changes in fair value recorded as a component of accumulated other comprehensive (loss) income.

As of December 31, 2010, the Company classified certain marketable securities as held-to-maturity as it had, at the time of purchase, the intent and ability to hold those securities until maturity. In July 2011, the Company sold $100 million of held-to-maturity marketable securities prior to their maturity and, as a result, the Company now classifies its debt securities, which were previously accounted for as held-to-maturity, as available-for-sale.

The following table sets forth the Company’s amortized cost and fair values of marketable securities which were re-classified from held-to-maturity to available-for-sale (in thousands) during 2011. The fair values of the Company’s marketable securities are based upon Level 1 and Level 2 fair value inputs.

	September 30, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debt securities - maturity less than 1 year	$65,690	$65,534	$469,318	$469,956
Debt securities - maturity 1 to 5 years	20,341	20,284	120,078	121,406

Total	$86,031	$85,818	$589,396	$591,362

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table sets forth the amortized cost and estimated fair value of the Company’s other available-for-sale marketable securities (in thousands).

	September 30, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Equity securities	$166,460	$155,266	$103,189	$105,304
Debt securities	297,024	294,410	271,260	274,029

Total	$463,484	$449,676	$374,449	$379,333

As of September 30, 2011, the Company’s marketable securities were in an unrealized loss position of $14.0 million including three mutual fund securities that have a combined unrealized loss of $11.2 million and various debt securities that are in an unrealized position of $2.8 million as of September 30, 2011. These debt and equity securities have been in this unrealized loss position for less than 12 months. The Company has evaluated the decline in the market value in the debt and equity securities in order to determine if this decline is other than temporary. Based upon this evaluation, the Company does not believe the decline in value is permanent and, as such, an “other-than-temporary” impairment has not been recorded.

Mortgage Loans Held-for-Sale, Net.  As of September 30, 2011, the primary components of the Company’s mortgage loans held-for-sale that are measured at fair value on a recurring basis are: (1) mortgage loans held-for-sale under commitments to sell; and (2) mortgage loans held-for-sale not under commitments to sell. At September 30, 2011 and December 31, 2010, the Company had $39.9 million and $56.9 million, respectively, of mortgage loans held-for-sale under commitments to sell for which fair value was based upon a Level 2 input being the quoted market prices for those mortgage loans. At September 30, 2011 and December 31, 2010, the Company had $2.4 million and $8.2 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell and, as such, their fair value was based upon Level 2 fair value inputs, primarily estimated market price received from an outside party.

Inventories.  The Company records its homebuilding inventory (housing completed or under construction and land and land under development) at fair value only when the estimated fair value of a subdivision is less than its carrying value. The Company determines the estimated fair value of each impaired subdivision either by: (1) calculating the present value of the estimated future cash flows at discount rates that are commensurate with the risk of the subdivision under evaluation; or (2) assessing what the market value of the land is in its current condition by considering the estimated price a willing buyer would pay for the land (other than in a forced liquidation), and recent land purchase transactions that the Company believes are indicators of fair value. These estimates are dependent on specific market or sub-market conditions for each subdivision. Local market-specific conditions that may impact these estimates for a subdivision include, among other things: (1) forecasted base selling prices and home sales incentives; (2) estimated land development costs and home cost of construction; (3) the current sales pace for active subdivisions; (4) changes by management in the sales strategy of a given subdivision; and (5) the level of competition within a market or sub-market, including publicly available home sales prices and home sales incentives offered by our competitors. The estimated fair values of impaired subdivisions are based upon Level 3 inputs. The fair value of the Company’s inventory that was impaired at September 30, 2011 is as follows (in thousands).

	Land and Land Under Development	Housing Completed or Under Construction	Total Fair Value of Impaired Inventory
West	$9,115	$4,437	13,552
Mountain	808	1,500	2,308
East	-	-	-
Other Homebuilding	1,238	1,466	2,704

Consolidated	$11,161	$7,403	$18,564

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

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

Senior Notes.  The following table states the estimated fair values of the Company’s senior notes (in thousands).

	September 30, 2011		December 31, 2010
	Recorded Amount	Estimated Fair Value	Recorded Amount	Estimated Fair Value
7% Senior Notes due 2012	$86,110	$92,347	$149,650	$160,493
5 1/2% Senior Notes due 2013	176,615	189,782	349,748	362,198
5 3/8% Medium Term Senior Notes due 2014	249,394	265,000	249,266	255,683
5 3/8% Medium Term Senior Notes due 2015	249,848	261,675	249,821	251,450
5 5/8% Senior Notes due 2020	244,689	221,675	244,330	244,400

Total	$1,006,656	$1,030,479	$1,242,815	$1,274,224

On July 7, 2011, the Company completed a debt tender offer extinguishing $63.7 million of its 7% Senior Notes due 2012 and $173.3 million of its 5 1/2% Senior Notes due 2013. The Company paid $254.9 million for the acquired notes.

As further described in Note 16, in October 2011, the Company redeemed the remaining $86.1 million of its outstanding 7% Senior Notes due 2012 and announced that it will redeem the remaining $176.6 million outstanding balance of its 5 1/2% Senior Notes due 2013 in November 2011.

The estimated fair value of the 7% Senior Notes due 2012 and 5  1/2% Senior Notes due 2013 are based upon the amounts paid and expected to be paid up redemption in October and November, respectively. The estimated fair value of the remaining senior notes is based on Level 2 fair value inputs, including market prices of bonds in the homebuilding sector.

3.	Inventory Impairments

The following table sets forth, by reportable segment, the asset impairments recorded during the three and nine months ended September 30, 2011 (in thousands).

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
Land and Land Under Development	2011	2010	2011	2010
West	$1,193	$2,490	$7,112	$2,490
Mountain	550	-	1,786	-
East	-	-	285	-
Other Homebuilding	1,519	-	1,519	-

Subtotal	3,262	2,490	10,702	2,490

Housing Completed or Under Construction
West	484	1,143	1,438	1,143
Mountain	210	-	449	-
East	-	-	-	-
Other Homebuilding	93	-	93	-

Subtotal	787	1,143	1,980	1,143

Other Assets	643	85	1,408	85

Consolidated Asset Impairments	$4,692	$3,718	$14,090	$3,718

The Company recorded $4.7 million and $14.1 million of asset impairments during the three and nine months ended September 30, 2011, which resulted from a decline in the market value of land and homes in certain subdivisions of the West, Mountain and Other Homebuilding segments. The Company recorded $3.7 million of asset impairments during the three and nine months ended September 30, 2010 which resulted from a decline in the market value of land and homes in several subdivisions of our West segment.

4.	Derivative Financial Instruments

The Company utilizes certain derivative instruments in the normal course of business, which primarily include commitments to originate mortgage loans (interest rate lock commitments or locked pipeline) and forward sales of mortgage-backed securities commitments, both of which typically are short-term in nature. Forward sales securities commitments and private investor sales commitments are utilized to hedge changes in fair value of mortgage loan inventory and commitments to originate mortgage loans. At September 30, 2011, the Company had $89.1 million in interest rate lock commitments and $38.0 million in forward sales of mortgage-backed securities.

The Company records its mortgage loans held-for-sale at fair value to achieve matching of the changes in the fair value of its derivative instruments with the changes in fair values of the loans it is hedging, without having to designate its derivatives as hedging instruments. For forward sales commitments, as well as commitments to originate mortgage loans that are still outstanding at the end of a reporting period, the Company records the fair value of the derivatives in other revenue in the Consolidated Statements of Operations with an offset to either prepaid and other assets or accrued liabilities in the Consolidated Balance Sheets, depending on the nature of the change. The changes in fair value of the Company’s derivatives were not material during the three and nine months ended September 30, 2011 and 2010.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

5.	Balance Sheet Components

The following table sets forth information relating to prepaid expenses and other assets, net (in thousands).

	September 30, 2011	December 31, 2010
Deferred marketing costs	$22,444	$22,736
Land option deposits	9,192	11,606
Goodwill	6,458	-
Deferred debt issue costs, net	3,850	5,021
Prepaid expenses	5,771	5,935
IRS deposit (See Note 13)	-	35,562
Other	6,382	4,533

Total	$54,097	$85,393

The following table sets forth information relating to accrued liabilities (in thousands).

	September 30, 2011	December 31, 2010
Accrued liabilities
Insurance reserves	$51,575	$52,901
Warranty reserves	28,803	34,704
Accrued executive deferred compensation	23,301	20,956
Accrued interest payable	16,264	17,822
Accrued compensation and related expenses	13,966	22,659
Legal accruals	12,673	14,230
Land development and home construction accruals	8,376	12,450
Mortgage loan loss reserves	6,961	6,881
Customer and escrow deposits	6,678	4,523
Liability for unrecognized tax benefits	3,505	55,850
Other accrued liabilities	17,059	17,753

Total accrued liabilities	$189,161	$260,729

6.	Loss Per Share

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic and Diluted Loss Per Common Share
Net loss	$(31,710)	$(10,239)	$(79,569)	$(34,796)
Less: distributed and undistributed earnings allocated to participating securities	(215)	(135)	(580)	(394)

Net loss attributable to common stockholders	$(31,925)	$(10,374)	$(80,149)	$(35,190)

Basic and diluted weighted-average shares outstanding	46,737	46,625	46,717	46,619
Basic Loss Per Common Share	$(0.68)	$(0.22)	$(1.72)	$(0.75)

Dilutive Loss Per Common Share	$(0.68)	$(0.22)	$(1.72)	$(0.75)

Diluted EPS includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Common stock equivalents include stock options and unvested restricted stock. Diluted EPS for the three and nine months ending September 30, 2011 and 2010 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share. Using the treasury stock method, the weighted-average common stock equivalents excluded from diluted EPS were 0.2 million and 0.4 million shares during the three and nine months ended September 30, 2011, respectively, and 0.4 million shares during the three and nine months ended September 30, 2010.

7.	Interest Activity

The Company capitalizes interest on its senior notes associated with its qualifying assets, which includes land and land under development that is actively being developed and homes under construction through the completion of construction. When construction of a home is complete, such home is no longer considered to be a qualifying asset and interest is no longer capitalized on that home. The Company expensed $3.7 million and $9.0 million of interest primarily associated with interest incurred on its senior notes during the three months ended September 30, 2011 and 2010, respectively, and $19.8 million and $28.8 million during the nine months ended September 30, 2011 and 2010, respectively, that could not be capitalized.

Interest activity is shown below (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total Interest Incurred
Corporate	$14,474	$18,187	$50,744	$53,276
Financial Services and Other	54	183	177	389

Total interest incurred	$14,528	$18,370	$50,921	$53,665

Total Interest Capitalized
Interest capitalized, beginning of period	$49,058	$32,420	$38,446	$28,339
Interest capitalized	10,833	9,370	31,102	24,855
Previously capitalized interest included in home cost of sales	(5,140)	(5,581)	(14,797)	(16,985)

Interest capitalized, end of period	$54,751	$36,209	$54,751	$36,209

8.	Warranty Reserves

The Company records expenses and warranty reserves for general and structural warranty claims, as well as reserves for known, unusual warranty-related expenditures. The establishment of warranty reserves is primarily

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

based on an actuarial based analysis that includes known facts and interpretations of circumstances, including, among other things, the Company’s trends in historical warranty payment levels and warranty payments for claims not considered to be normal and recurring. Warranty payments incurred for an individual house may differ from the related reserve established for the home at the time it was closed. The actual disbursements for warranty claims are evaluated in the aggregate to determine if an adjustment to the historical warranty reserve should be recorded.

The following table summarizes the warranty reserve activity for the three and nine months ended September 30, 2011 and 2010 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$31,200	$51,986	$34,704	$59,022
Expense provisions	1,265	1,403	3,140	4,613
Cash payments	(2,707)	(2,944)	(5,823)	(7,584)
Adjustments	(955)	(7,197)	(3,218)	(12,803)

Balance at end of period	$28,803	$43,248	$28,803	$43,248

The favorable warranty adjustments that were recorded as a reduction to home cost of sales in the Consolidated Statements of Operations during the three and nine months ended September 30, 2011 and 2010 were primarily the result of favorable experience in the amount of warranty payments incurred on previously closed homes.

9.	Insurance Reserves

The Company records expenses and liabilities for losses and loss adjustment expenses for claims associated with: (1) insurance policies with Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”) and re-insurance agreements issued by StarAmerican Insurance Ltd. (“StarAmerican”); (2) self-insurance, including workers compensation; and (3) deductible amounts under the Company’s insurance policies. The establishment of the provisions for outstanding losses and loss adjustment expenses is based on actuarial studies that include known facts and interpretations of circumstances, including the Company’s experience with similar cases and historical trends involving claim payment patterns, pending levels of unpaid claims, product mix or concentration, claim severity, frequency patterns such as those caused by natural disasters, fires, or accidents, depending on the business conducted, and changing regulatory and legal environments.

The following table summarizes the insurance reserve activity for the three and nine months ended September 30, 2011 and 2010 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$52,310	$48,312	$52,901	$51,606
Expense provisions	645	841	1,712	2,655
Cash payments	(1,380)	(212)	(3,386)	(5,320)
Adjustments	-	-	348	-

Balance at end of period	$51,575	$48,941	$51,575	$48,941

10.	Information on Business Segments

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Homebuilding
West	$71,292	$66,233	$183,176	$246,563
Mountain	82,637	89,111	232,463	245,905
East	36,610	58,304	130,778	162,466
Other Homebuilding	16,678	7,344	37,486	33,137

Total Homebuilding	207,217	220,992	583,903	688,071
Financial Services and Other	5,540	7,932	17,974	22,696
Corporate	-	-	-	-
Intercompany adjustments	(1,397)	(3,243)	(5,085)	(11,678)

Consolidated	$211,360	$225,681	$596,792	$699,089

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Homebuilding
West	$(2,584)	$4,900	$(18,981)	$13,611
Mountain	2,988	520	552	6,652
East	(2,518)	2,021	(6,819)	1,957
Other Homebuilding	(1,514)	(1,673)	(3,206)	(1,897)

Total Homebuilding	(3,628)	5,768	(28,454)	20,323
Financial Services and Other	(450)	4,326	4,419	10,261
Corporate	(30,111)	(20,688)	(63,661)	(66,119)

Consolidated	$(34,189)	$(10,594)	$(87,696)	$(35,535)

The following table summarizes total assets for each of the Company’s six reportable segments (in thousands). Inter-company adjustments noted in the table below relate to loans from the Company’s Financial Services and Other segment to its Corporate segment. The assets in the Company’s Corporate segment primarily include cash, cash equivalents and marketable securities.

	September 30, 2011	December 31, 2010
Homebuilding
West	$365,759	$300,652
Mountain	289,828	311,833
East	224,497	188,693
Other Homebuilding	30,331	40,554

Total Homebuilding	910,415	841,732
Financial Services and Other	115,176	135,286
Corporate	1,093,523	1,573,408
Intercompany adjustments	(4,145)	(2,657)

Consolidated	$2,114,969	$2,547,769

The following table summarizes depreciation and amortization of long-lived assets and amortization of deferred marketing costs for each of the Company’s six reportable segments (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Homebuilding
West	$1,102	$1,189	$3,223	$4,474
Mountain	857	941	2,618	2,495
East	393	454	1,439	1,405
Other Homebuilding	290	97	689	495

Total Homebuilding	2,642	2,681	7,969	8,869
Financial Services and Other	156	169	486	508
Corporate	1,233	855	3,643	2,429

Consolidated	$4,031	$3,705	$12,098	$11,806

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

11.	Commitments and Contingencies

The Company often is required to obtain bonds and letters of credit in support of its obligations for land development and subdivision improvements, homeowner association dues and start-up expenses, warranty work, contractor license fees and earnest money deposits. At September 30, 2011 the Company had issued and outstanding performance bonds and letters of credit totaling $70.6 million and $21.5 million, respectively, including $7.8 million in letters of credit issued by HomeAmerican. In the event any such bonds or letters of credit issued by third parties are called, MDC could be obligated to reimburse the issuer of the bond or letter of credit.

Mortgage Loan Loss Reserves.  In the normal course of business, the Company establishes reserves for potential losses associated with HomeAmerican’s sale of mortgage loans to third-parties. These reserves are created to address repurchase and indemnity claims by third-party purchasers of the mortgage loans, which claims arise primarily out of allegations of homebuyer fraud at the time of origination of the loan. These reserves are based upon, among other matters: (1) pending claims received from third-party purchasers associated with previously sold mortgage loans; (2) a current assessment of the potential exposure associated with future claims of homebuyer fraud in mortgage loans originated in prior periods; and (3) historical loss experience. During 2011, HomeAmerican reached settlements associated with claims and potential claims to repurchase certain previously sold mortgage loans. Primarily as a result of these settlements, coupled with an increase in the volume of mortgage loans that may be subject to repurchase, the Company increased its estimated mortgage loan loss reserve by $3.0 million and $4.3 million during the three and nine months ended September 30, 2011, respectively. The Company’s mortgage loan reserves are reflected as a component of accrued liabilities in the Consolidated Balance Sheets, and the associated expenses are included as a component of general and administrative expenses in the Consolidated Statements of Operations.

The following table summarizes the mortgage loan loss reserve activity for the three and nine months ended September 30, 2011 and 2010 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$4,100	$8,069	$6,881	$9,641
Expense provisions	-	-	-	-
Cash payments	(174)	(563)	(4,252)	(2,135)
Adjustments	3,035	-	4,332	-

Balance at end of period	$6,961	$7,506	$6,961	$7,506

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

Joy, et al. v. Richmond American Homes of West Virginia, Inc., et al., No. 08-C-204, Circuit Court of Jefferson County, West Virginia (“Joy”). This action was filed on May 16, 2008, by sixty-six plaintiffs from fifteen households. The Company and RAH West Virginia have answered and asserted cross-claims against the subcontractors for contractual and implied indemnity and contribution.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

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

The Company has accrued for losses that may be incurred with respect to legal claims based upon information provided to it by its legal counsel, including counsels’ on-going evaluation of the merits of the claims and defenses. Due to uncertainties in the estimation and legal process, actual results could significantly vary from those accruals. The Company had legal accruals of $12.7 million and $14.2 million at September 30, 2011 and December 31, 2010, respectively.

12.	Line of Credit and Total Debt Obligations

Mortgage Lending.  HomeAmerican has a Master Repurchase Agreement, which was amended in September 2011 and extended until September 27, 2012 (the “Mortgage Repurchase Facility”), with U.S. Bank National Association (“USBNA”). The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. As of September 30, 2011, the Mortgage Repurchase Facility has a maximum aggregate commitment of $50 million, reduced from $70 million through the fourth amendment in September 2011. At September 30, 2011 and December 31, 2010, the Company had $10.7 million and $25.4 million, respectively, of mortgage loans that the Company was obligated to repurchase under its Mortgage Repurchase Facility. Mortgage loans that the Company is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

debt financing arrangement and are reported as mortgage repurchase facility on the Consolidated Balance Sheets. Advances under the Mortgage Repurchase Facility carry a Pricing Rate equal to the greater of (i) the LIBOR Rate (as defined in the Mortgage Repurchase Facility) plus 2.5%, or (ii) 3.75%. At HomeAmerican’s option the Balance Funded Rate (equal to 3.75%) may be applied to advances under the Mortgage Repurchase Facility provided the applicable Buyer is holding sufficient Qualifying Balances. The foregoing terms are defined in the Mortgage Repurchase Facility.

The Company’s senior notes are not secured and, while the senior note indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. The Company’s senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of its homebuilding segment subsidiaries.

The Company’s debt obligations at September 30, 2011 and December 31, 2010 are as follows (in thousands):

	September 30, 2011	December 31, 2010
7% Senior Notes due 2012	$86,110	$149,650
5 1/2% Senior Notes due 2013	176,615	349,748
5 3/8% Medium-Term Senior Notes due 2014	249,394	249,266
5 3/8% Medium-Term Senior Notes due 2015	249,848	249,821
5 5/8% Senior Notes due 2020	244,689	244,330

Total Senior Notes, net	1,006,656	1,242,815
Mortgage repurchase facility	10,708	25,434

Total Debt	$1,017,364	$1,268,249

On July 7, 2011, the Company completed a debt tender offer extinguishing $63.7 million of its 7% Senior Notes due 2012 and $173.3 million of its 5 1/2% Senior Notes due 2013. The Company paid $254.9 million for the acquired notes and, as a result of the tender, the Company recorded an $18.6 million charge during the 2011 third quarter.

As further described in Note 16, in October 2011, the Company redeemed the remaining $86.1 million of its outstanding 7% Senior Notes due 2012 and announced that it will redeem the remaining $176.6 million outstanding balance of its 5 1/2% Senior Notes due 2013 in November 2011.

13.	Income Taxes

The Company is required, at the end of each interim period, to estimate its annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. Due to the effects of the deferred tax valuation allowance and changes in unrecognized tax benefits, the Company’s effective tax rates in 2011 and 2010 are not meaningful as the income tax benefit is not directly correlated to the amount of pretax loss. The income tax benefits of $2.5 million and $8.1 million during the three and nine months ended September 30, 2011, respectively, resulted primarily from our 2011 second and third quarter settlement of various state income tax matters and our 2011 first quarter settlement with the IRS on its audit of the 2004 and 2005 federal income tax returns. The Company’s income tax benefits during the three and nine months ended September 30, 2010 were not material to our results of operations.

The Company is required to recognize the financial statement effects of a tax position when it is more likely than not (defined as a likelihood of more than 50%), based on the technical merits, that the position will be sustained upon examination. Any difference between the income tax return position and the benefit recognized in the financial statements results in a liability for unrecognized tax benefits. The Company’s liability for unrecognized tax benefits was $3.5 million and $55.9 million at September 30, 2011 and December 31, 2010, respectively. This decrease resulted primarily from the Company’s settlement with the IRS on the audit of its 2004 and 2005 federal income tax returns and settlement of various state income tax matters.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The increase in the Company’s total deferred tax asset at September 30, 2011 (per the table below) resulted primarily from an increase in the Company’s net operating loss carry forwards.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

A valuation allowance is recorded against a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not (a likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized. At September 30, 2011 and December 31, 2010, the Company had a full valuation allowance recorded against its net deferred tax assets. The Company’s future realization of its deferred tax assets ultimately depends upon the existence of sufficient taxable income in the carryback or carryforward periods under the tax laws. The Company will continue analyzing, in subsequent reporting periods, the positive and negative evidence in determining the expected realization of its deferred tax assets.

The tax effects of significant temporary differences that give rise to the net deferred tax asset are as follows (in thousands).

	September 30, 2011	December 31, 2010
Deferred tax assets
Federal net operating loss carryforward	$118,716	$73,189
State net operating loss carryforward	51,286	47,041
Asset impairment charges	35,794	46,118
Stock-based compensation expense	26,041	22,777
Warranty, litigation and other reserves	23,304	27,635
Accrued liabilities	10,450	9,789
Alternative minimum tax and other tax credit carryforwards	10,296	10,296
Unrealized loss on marketable securities	5,398	-
Inventory, additional costs capitalized for tax purposes	3,264	5,368
Other	1,228	3,037

Total deferred tax assets	285,777	245,250
Valuation allowance	(274,380)	(231,379)

Total deferred tax assets, net of valuation allowance	11,397	13,871

Deferred tax liabilities
Deferred revenue	5,591	6,401
Unrealized gain	-	1,880
Inventory, additional costs capitalized for financial statement purposes	546	604
Accrued liabilities	383	713
Other, net	4,877	4,273

Total deferred tax liabilities	11,397	13,871

Net deferred tax asset	$-	$-

14.	Variable Interest Entities

In the normal course of business, the Company enters into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allows the Company to reduce the risks associated with direct land ownership and development, reduces the Company’s capital and financial commitments, including interest and other carrying costs, and minimizes the amount of the Company’s land inventories on its consolidated balance sheets. The Company’s obligation with respect to Option Contracts generally is limited to forfeiture of the related cash deposits and/or letters of credit. At September 30, 2011 the Company had cash deposits and letters of credit of $8.9 million and $5.1 million, respectively, at risk associated with 2,385 lots under Option Contracts.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

15.	Other Comprehensive Loss

Total other comprehensive loss includes net loss and unrealized holding gains or losses on the Company’s available-for-sale marketable securities. The following table sets forth the Company’s other comprehensive loss during the three and nine months ended September 30, 2011 and 2010 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(31,710)	$(10,239)	$(79,569)	$(34,796)
Unrealized holding (loss) gain	(20,237)	5,917	(18,905)	4,623

Total other comprehensive loss	$(51,947)	$(4,322)	$(98,474)	$(30,173)

16.	Subsequent Events

On October 19, 2011, the Company redeemed the remaining $86.1 million of its outstanding 7% Senior Notes due 2012. The Company paid $94.6 million as a result of this redemption pursuant to the terms of the 7% Senior Notes and will record a loss on redemption of $8.6 million during the 2011 fourth quarter. Additionally, the Company announced its intent to redeem the remaining $176.7 million outstanding balance of its 5 1/2% Senior Notes due 2013 in November 2011. The Company anticipates recording a loss on redemption of these 5 1/2% Senior Notes of approximately $13.2 million pursuant to the terms of the 5 1/2% Senior Notes during the 2011 fourth quarter.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Balance Sheet

September 30, 2011

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Assets
Cash and cash equivalents	$532,302	$2,845	$32,354	$-	$567,501
Marketable securities	503,828	-	31,666	-	535,494
Restricted cash	-	682	-	-	682
Receivables	4,645	12,499	4,709	(2,439)	19,414
Mortgage loans held-for-sale, net	-	-	42,301	-	42,301
Inventories, net
Housing completed or under construction	-	318,737	14,613	-	333,350
Land and land under development	-	498,830	18,507	-	517,337
Investment in subsidiaries	123,615	-	-	(123,615)	-
Other assets, net	48,619	38,722	12,390	(841)	98,890

Total Assets	$1,213,009	$872,315	$156,540	$(126,895)	$2,114,969

Liabilities
Accounts payable and related party liabilities	$2,804	$24,731	$2,492	$(2,662)	$27,365
Accrued liabilities	69,904	54,611	66,133	(618)	190,030
Advances and notes payable to parent and subsidiaries	(746,565)	732,473	14,092	-	- -
Mortgage repurchase facility	-	-	10,708	-	10,708
Senior notes, net	1,006,656	-	-	-	1,006,656

Total Liabilities	332,799	811,815	93,425	(3,280)	1,234,759

Stockholders’ Equity	880,210	60,500	63,115	(123,615)	880,210

Total Liabilities and Stockholders’ Equity	$1,213,009	$872,315	$156,540	$(126,895)	$2,114,969

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Operations

Three Months Ended September 30, 2011

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Revenue

Home sales revenue	$-	$193,128	$13,154	$(1,396)	$204,886
Land sales and other revenue	-	923	5,551	-	6,474
Equity in (loss) income of subsidiaries	(4,022)	-	-	4,022	-

Total revenue	(4,022)	194,051	18,705	2,626	211,360

Costs and Expenses

Home cost of sales	-	161,027	10,812	(1,396)	170,443
Asset impairments	-	4,692	-	-	4,692
Marketing and commission expenses	-	16,559	919	-	17,478
General and administrative and other expenses	15,120	15,191	8,407	-	38,718

Total operating costs and expenses	15,120	197,469	20,138	(1,396)	231,331

Loss from operations	(19,142)	(3,418)	(1,433)	4,022	(19,971)
Other (expense) income	(14,987)	35	734	-	(14,218)

Loss before income taxes	(34,129)	(3,383)	(699)	4,022	(34,189)
Benefit from (provision for) income taxes	2,419	(1)	61	-	2,479

Net loss	$(31,710)	$(3,384)	$(638)	$4,022	$(31,710)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Operations

Three Months Ended September 30, 2010

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Revenue

Home sales revenue	$-	$219,743	$-	$(3,242)	$216,501
Land sales and other revenue	-	1,249	7,931	-	9,180
Equity in (loss) income of subsidiaries	9,066	-	-	(9,066)	-

Total revenue	9,066	220,992	7,931	(12,308)	225,681

Costs and Expenses

Home cost of sales	-	173,963	478	(3,242)	171,199
Asset impairments	-	3,718	-	-	3,718
Marketing and commission expenses	-	19,269	-	-	19,269
General and administrative and other expenses	18,530	13,078	9,296	-	40,904

Total operating costs and expenses	18,530	210,028	9,774	(3,242)	235,090

(Loss) income from operations	(9,464)	10,964	(1,843)	(9,066)	(9,409)
Other (expense) income	(2,169)	50	934	-	(1,185)

(Loss) income before income taxes	(11,633)	11,014	(909)	(9,066)	(10,594)
Benefit from (provision for) income taxes	1,394	753	(1,792)	-	355

Net (loss) income	$(10,239)	$11,767	$(2,701)	$(9,066)	$(10,239)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Operations

Nine Months Ended September 30, 2011

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Revenue

Home sales revenue	$-	$552,579	$26,937	$(5,084)	$574,432
Land sales and other revenue	-	4,314	18,046	-	22,360
Equity in (loss) income of subsidiaries	(23,295)	-	-	23,295	-

Total revenue	(23,295)	556,893	44,983	18,211	596,792

Costs and Expenses

Home cost of sales	-	472,522	23,083	(5,084)	490,521
Asset impairments	-	14,090	-	-	14,090
Marketing and commission expenses	-	48,646	1,785	-	50,431
General and administrative and other expenses	46,139	49,620	18,635	-	114,394

Total operating costs and expenses	46,139	584,878	43,503	(5,084)	669,436

(Loss) income from operations	(69,434)	(27,985)	1,480	23,295	(72,644)
Other (expense) income	(17,515)	118	2,345	-	(15,052)

(Loss) income before income taxes	(86,949)	(27,867)	3,825	23,295	(87,696)
Benefit from (provision for) income taxes	7,380	2,583	(1,836)	-	8,127

Net (loss) income	$(79,569)	$(25,284)	$1,989	$23,295	$(79,569)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Operations

Nine Months Ended September 30, 2010

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Revenue

Home sales revenue	$-	$680,398	$-	$(11,678)	$668,720
Land sales and other revenue	-	7,673	22,696	-	30,369
Equity in (loss) income of subsidiaries	26,727	-	-	(26,727)	-

Total revenue	26,727	688,071	22,696	(38,405)	699,089

Costs and Expenses

Home cost of sales	-	546,888	441	(11,678)	535,651
Asset impairments	-	3,718	-	-	3,718
Marketing and commission expenses	-	54,544	-	-	54,544
General and administrative and other expenses	55,319	57,529	19,041	-	131,889

Total operating costs and expenses	55,319	662,679	19,482	(11,678)	725,802

(Loss) income from operations	(28,592)	25,392	3,214	(26,727)	(26,713)
Other (expense) income	(10,799)	126	1,851	-	(8,822)

(Loss) income before income taxes	(39,391)	25,518	5,065	(26,727)	(35,535)
Benefit from (provision for) income taxes	4,595	530	(4,386)	-	739

Net (loss) income	$(34,796)	$26,048	$679	$(26,727)	$(34,796)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Cash Flows

Nine Months Ended September 30, 2011

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Net cash (used in) provided by operating activities	$(39,482)	$(77,129)	$12,567	$23,301	$(80,743)

Net cash provided by (used in) investing activities	413,999	(20)	(32,817)	-	381,162

Financing activities
(Advances to) payments from subsidiaries	(86,833)	75,707	34,427	(23,301)	-
Extinguishment of senior notes	(254,903)	-	-	-	(254,903)
Mortgage repurchase facility, net	-	-	(14,726)	-	(14,726)
Dividend payments	(35,560)	-	-	-	(35,560)
Proceeds from exercise of stock options	46	-	-	-	46

Net cash (used in) provided by financing activities	(377,250)	75,707	19,701	(23,301)	(305,143)

Net decrease in cash and cash equivalents	(2,733)	(1,442)	(549)	-	(4,724)
Cash and cash equivalents
Beginning of period	535,035	4,287	32,903	-	572,225

End of period	$532,302	$2,845	$32,354	$-	$567,501

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

Our Financial Services and Other segment consists of HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans, primarily for our homebuyers, American Home Insurance Agency, Inc. (“American Home Insurance”), which offers third-party insurance products to our homebuyers, and American Home Title and Escrow Company (“American Home Title”), which provides title agency services to the Company and our homebuyers in Colorado, Florida, Maryland, Nevada and Virginia. This segment also includes Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”), which provides insurance coverage primarily to our homebuilding subsidiaries and certain subcontractors for homes sold by our homebuilding subsidiaries and for work performed in completed subdivisions, and StarAmerican Insurance Ltd. (“StarAmerican”), a Hawaii corporation and a wholly-owned subsidiary of MDC, which is a re-insurer of Allegiant claims.

EXECUTIVE SUMMARY

Overview and Outlook:

The Company’s goal is to return to profitability, even if overall market conditions do not improve. Through the second quarter of 2011, our main strategy to accomplish the goal of profitability was to increase our community count, which we expected would give us the opportunity to capture additional market share and drive higher revenues. This effort resulted in a 23% increase in our active subdivisions at September 30, 2011 from December 31, 2010, through (1) growth in existing markets and (2) our expansion into the Seattle market through an asset acquisition in April 2011. However, as our economy continues to display considerable weakness, including continued low consumer confidence and high unemployment, it has become difficult to justify a significant number of additional land acquisitions in the near-term. Therefore, while our existing subdivision count provides us with an opportunity for revenue growth, we do not believe it is enough to achieve our goal and, as such, we are now focusing on other strategies to drive profitability. In particular, we are focused on: (1) reducing our general and administrative expenses; (2) evaluating and improving our sales process; and (3) aligning our debt structure with our operating needs. See “Forward-Looking Statements” below.

Since 2009, we have maintained a general and administrative structure designed to open new communities, implement a new enterprise resource planning system, and position ourselves for expected market improvement. However, given that market conditions have remained depressed, we have taken additional steps to reduce general and administrative expenses. Since the beginning of 2011, we have reduced our general and administrative headcount by approximately 33% from September 30, 2010, the most significant reductions coming during the 2011 second and third quarters.

As we look at the communities we already own, we have closely analyzed our sales process. Over the past eighteen months, we have relied on large promotions as a critical component of our sales strategy. While these promotions were successful in producing a high level of urgency for our sales personnel and customers, we have also experienced increased volatility in sales absorptions and Cancellation Rates (as defined below), which created inefficiencies on the operational and back-office side of our business. As a result, we are modifying our sales and marketing strategies to rely less on these large promotions in the future, and have made management changes in these departments, with the goal of increasing absorptions and home gross margins. Furthermore, during the 2011 third quarter, we changed our approach to the production of “spec” homes, which historically have yielded margins significantly below margins on homes that are started with a buyer under contract. In most of our markets, we intend to start very few spec homes and anticipate that our spec inventory should continue to decrease in these markets. See “Forward-Looking Statements” below.

In light of our subdivision count and current demand for new homes, we are in the process of better aligning our debt structure with our operating needs. Accordingly, we completed a debt tender offer in July 2011 that extinguished $63.7 million of our 7% Senior Notes due 2012 and $173.3 million of our 5 ½% Senior Notes due 2013. On October 19, 2011, we redeemed the remaining $86.3 million of our outstanding 7% Senior Notes due 2012 and, in November 2011, we anticipate redeeming the remaining $176.7 million of our 5 ½% Senior Notes due 2013.

Summary Company Results

Our net orders for homes have been negatively impacted by: (1) strong competition for prospective homebuyers; (2) homebuyer anxiety about the housing market; (3) our prospective homebuyers having difficulty qualifying for mortgage loans; (4) home sales promotions during the 2011 second quarter that captured many potential home buyers who subsequently cancelled their purchase during the 2011 third quarter; and (5) selling efforts during the 2010 third quarter that resulted in the sale of a significant number of aged specs. The decline in net orders during the nine months ended September 30, 2011 was also impacted by the expiration of the federal homebuyer tax credit (which required the sale of homes to be completed by April 30, 2010), which significantly influenced the period to period comparisons. We believe our ability to execute a revised sales and marketing strategy to help capture more market share in the current homebuilding environment is a key factor to improve our net orders for homes. See “Forward-Looking Statements” below.

Our closed homes were down 2% and 17%, respectively, during the three and nine months ended September 30, 2011 compared with the same periods in 2010. This decline partially reflects our decision to limit the number of speculative homes. Our Home Gross Margins were 16.8% and 14.6% during the three and nine months ended September 30, 2011, respectively, and 20.9% and 19.9% during the three and nine months ended September 30, 2010, respectively. These items contributed significantly to our loss from operations for the three and nine months ended September 30, 2011.

On the expense side of our business, we incurred asset impairments of $4.7 million and $14.1 million during the three and nine months ended September 30, 2011 compared with $3.7 million during the same periods in 2010. We saw a combined decrease of $1.8 million and $4.1 million, respectively, in marketing and commission expenses during the three and nine months ended September 30, 2011, compared with the same periods in 2010, generally attributable to closing fewer homes during the 2011 periods. Additionally, we experienced a $3.7 million and a $15.5 million decrease, respectively, in our general and administrative expenses during the three and nine months ended September 30, 2011, compared with the same periods in 2010, primarily due to lower costs associated with legal-related matters and employee compensation.

Because we closed fewer homes (which had lower Home Gross Margins) our losses from operations during the three and nine months ended September 30, 2011 were $20.1 million and $72.6 million, respectively, compared with $9.4 million and $26.7 million during the same periods in 2010.

During the three months ended September 30, 2011, we had net interest income of $3.1 million compared to net interest expense of $1.5 million during the same period in 2010. We had net interest income of $2.1 million during the nine months ended September 30, 2011, compared to net interest expense of $9.3 million during the same period in 2010. The improvement during the 2011 periods primarily related to capitalizing interest incurred to our inventory during the first nine months of 2011 compared with the same period in 2010. The debt tender offer we completed in July 2011, which extinguished $237 million of certain of our Senior Notes, resulted in a loss on extinguishment of debt of $18.6 million.

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

Results of Operations

The following discussion compares results for the three and nine months ended September 30, 2011 with the three and nine months ended September 30, 2010.

Home Sales Revenue. Home sales revenue from a home closing includes the base sales price and any purchased options and upgrades and is reduced for any Sales Price Incentives (defined as discounts on the sales price of a home) or paid Mortgage Loan Origination Fees (defined as mortgage loan origination fees paid by Richmond American Homes to HomeAmerican) and interest rate buydowns by HomeAmerican in mortgage loan financing offered to our homebuyers. The combination of base sales price and any purchased options and upgrades, less any of the foregoing incentives, for each closed home constitutes the selling price of our closed homes.

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

The table below summarizes home sales revenue by reportable segment (dollars in thousands).

	Three Months Ended September 30,		Change
	2011	2010	Amount	%
West	$71,241	$66,076	$5,165	8%
Mountain	82,537	88,080	(5,543)	-6%
East	36,566	58,243	(21,677)	-37%
Other Homebuilding	15,939	7,345	8,594	117%

Total Homebuilding	206,283	219,744	(13,461)	-6%
Intercompany	(1,397)	(3,243)	1,846	57%

Consolidated	$204,886	$216,501	$(11,615)	-5%

	Nine Months Ended September 30,		Change
	2011	2010	Amount	%
West	$180,585	$240,555	$(59,970)	-25%
Mountain	231,700	244,751	(13,051)	-5%
East	130,525	162,351	(31,826)	-20%
Other Homebuilding	36,707	32,741	3,966	12%

Total Homebuilding	579,517	680,398	(100,881)	-15%
Intercompany	(5,085)	(11,678)	6,593	56%

Consolidated	$574,432	$668,720	$(94,288)	-14%

West Segment – The increase in home sales revenue during the three months ended September 30, 2011 primarily was driven by closing 49 homes in our new Washington market, which generated $13.2 million in home sales revenue. Additionally, we closed 15 more homes in the Arizona market, which resulted in home sales revenue increasing by $3.0 million. This was partially offset by the impact of closing 35 fewer homes in our California and Nevada markets, which resulted in a $7.4 million decrease in home sales revenue. Additionally, a decrease of $64,600 in the average selling price of closed homes in the California market resulted in a $3.7 million decline in home sales revenue.

The decline in home sales revenue during the nine months ended September 30, 2011 primarily resulted from (1) closing 372 fewer homes in the Arizona, California and Nevada markets of this segment as this caused home sales revenue to decrease by $73.0 million and (2) a decline of $14.7 million associated with reductions in the average selling prices of homes in our Arizona and California markets. This was partially offset by the impact of closing 100 homes in our new Washington market, which generated $26.9 million of home sales revenue.

Mountain Segment – The decline in home sales revenue during the three months ended September 30, 2011 primarily resulted from closing 39 fewer homes. This decrease in an $11.5 million decline in home sales revenue. Partially offsetting this decline was the impact of increases in the average selling prices of closed homes in both markets of this segment, which resulted in a $6.0 million increase in home sales revenue.

During the nine months ended September 30, 2011, the impact of closing 108 fewer homes resulted in a $29.8 million reduction in home sales revenue. This was partially offset by a $29,200 increase in the average selling price of closed homes in the Colorado market.

East Segment – The decline in home sales revenue during the three months ended September 30, 2011 primarily was driven by: (1) closing 43 fewer homes as this resulted in home sales revenue decreasing by $20.2 million; and (2) a decrease of $1.9 million associated with reductions in the average selling prices of homes in the Virginia market.

The decline in home sales revenue during the nine months ended September 30, 2011 was the result of closing 47 fewer homes as this caused home sales revenue to decrease by $21.5 million and a decline of $10.3 million associated with reductions in the average selling prices of homes in the markets of this segment.

Other Homebuilding Segment – During the three months ended September 30, 2011, the impact of closing 38 more homes resulted in an $8.6 million increase in home sales revenue.

During the nine months ended September 30, 2011, the impact of closing 17 more homes resulted in a $4.3 million increase in home sales revenue.

Home Gross Margins.  We define “Home Gross Margins” to mean home sales revenue less home cost of sales as a percent of home sales revenue.

The following table sets forth our Home Gross Margins by reportable segment.

	Three Months Ended September 30,
	2011	2010	Change
Homebuilding
West	20.6%	35.3%	-14.7%
Mountain	16.1%	12.0%	4.1%
East	10.3%	18.5%	-8.2%
Other Homebuilding	17.0%	9.2%	7.8%

Consolidated	16.8%	20.9%	-4.1%

	Nine Months Ended September 30,
	2011	2010	Change
Homebuilding
West	18.2%	25.7%	-7.5%
Mountain	13.7%	14.9%	-1.2%
East	10.5%	17.7%	-7.2%
Other Homebuilding	15.0%	18.7%	-3.7%

Consolidated	14.6%	19.9%	-5.3%

Home Gross Margins can be impacted positively or negatively in a reporting period by adjustments to our warranty reserves. During the three and nine months ended September 30, 2011 and 2010, we continued to experience lower warranty payments on previously closed homes. As a result of favorable warranty payment experience relative to our estimates at the time of home closing, we recorded adjustments to reduce our warranty reserve of $1.0 million and $3.2 million during the three and nine months ended September 30, 2011, respectively, and $7.2 million and $12.8 million during the three and nine months ended September 30, 2010, respectively.

Interest in home cost of sales as a percent of home sale revenue was 2.5% and 2.6% during the three and nine months ended September 30, 2011, respectively, compared with 2.6% and 2.5% during the same periods of 2010.

The following table sets forth our Home Gross Margins excluding warranty adjustments and interest in home cost of sales during the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,
	2011	2010	Change
West	22.4%	24.0%	-1.6%
Mountain	18.3%	17.5%	0.8%
East	14.3%	18.8%	-4.5%
Other Homebuilding	14.6%	21.0%	-6.4%

Consolidated	18.8%	20.2%	-1.4%

	Nine Months Ended September 30,
	2011	2010	Change
West	19.9%	23.0%	-3.1%
Mountain	15.6%	18.0%	-2.4%
East	13.8%	19.1%	-5.3%
Other Homebuilding	14.4%	21.1%	-6.7%

Consolidated	16.6%	20.5%	-3.9%

West Segment – Home Gross Margins excluding warranty and interest decreased during the three and nine months ended September 30, 2011 primarily due declines of $64,600 and $79,900 in the average selling price of closed home in our California market without corresponding declines in the cost of home construction or cost of land. These items partially were offset by the impact of recording adjustments associated with unused land budget commitments of $4.1 million and $5.2 million during the three and nine months ended September 30, 2011, respectively, compared with $1.9 million and $3.7 million during the same periods in 2010.

Mountain Segment – Home Gross Margins excluding warranty and interest increased slightly during the three months ended September 30, 2011. Contributing to this increase was the impact of settling a construction defect claim the Company had against certain of its venders in Colorado, the results of which had a $2.3 million benefit to Home Gross Margins in this segment.

East Segment – Home Gross Margins decreased during the three and nine months ended September 30, 2011 primarily resulting from declines of $54,000 and $50,900 in the average selling price of closed home in our Virginia market without corresponding decreases in land and home construction costs.

Other Homebuilding Segment – Home Gross Margins excluding warranty and interest decreased during the three and nine months ended September 30, 2011 primarily resulting from closing, in our Florida market, a higher percentage of speculative homes that had been in the final stage of completion. These specific homes that were closed during the 2011 periods yielded significantly lower Home Gross Margins from those sold as dirt starts.

Future Home Gross Margins may be impacted negatively by, among other things: (1) selling and closing more spec homes than homes that are sold as dirt starts; (2) increases in the costs of subcontracted labor, building materials, and other resources, to the extent that market conditions prevent the recovery of increased costs through higher selling prices; (3) negative changes in our warranty payment experiences, increases in warranty expenses or litigation expenses associated with construction defect claims, and/or fewer adjustments to decrease warranty reserves based upon our actuary analysis of warranty payments; (4) increases in the costs of finished lots; (5) a weaker economic environment as well as homebuyers’ reluctance to purchase new homes based on concerns about employment conditions; (6) increased competition and increases in the level of home order cancellations, which could affect our ability to maintain existing home prices and/or home sales incentive levels; (7) continued and/or increases in home foreclosure levels; (8) further tightening of mortgage loan origination requirements; (9) deterioration in the demand for new homes in our markets; (10) fluctuating energy costs, including oil and gasoline; (11) increases in interest expense included in home cost of sales; and (12) other general risk factors. See “Forward-Looking Statements” above.

The following table sets forth by reportable segment a reconciliation of our home cost of sales, as reported, to home cost of sales excluding warranty adjustments and interest in home cost of sales, which is used in the calculation of Home Gross Margins, excluding warranty adjustments and interest in home cost of sales (dollars in thousands).

Three Months Ended September 30, 2011	Home Sales Revenue - As reported	Home Cost of Sales - As reported	Warranty Adjustments	Interest in Cost of Sales	Home Cost of Sales - Excluding Warranty Adjustments and Interest	Home Gross Margins - Excluding Warranty Adjustments and Interest
West	$71,241	$56,565	$(564)	$1,845	$55,284	22.4%
Mountain	82,537	69,225	(169)	1,951	67,443	18.3%
East	36,566	32,817	431	1,067	31,319	14.3%
Other	15,939	13,233	(653)	277	13,609	14.6%
Intercompany	(1,397)	(1,397)	-	-	(1,397)	N/A

Consolidated	$204,886	$170,443	$(955)	$5,140	$166,258	18.9%

Three Months Ended September 30, 2010
West	$66,076	$42,775	$(9,287)	$1,825	$50,237	24.0%
Mountain	88,080	77,505	2,550	2,254	72,701	17.5%
East	58,243	47,494	(1,197)	1,370	47,321	18.8%
Other Homebuilding	7,345	6,668	737	132	5,799	21.0%
Intercompany	(3,243)	(3,243)	-	-	(3,243)	N/A

Consolidated	$216,501	$171,199	$(7,197)	$5,581	$172,815	20.2%

Nine Months Ended September 30, 2011	Home Sales Revenue - As reported	Home Cost of Sales - As reported	Warranty Adjustments	Interest in Cost of Sales	Home Cost of Sales - Excluding Warranty Adjustments and Interest	Home Gross Margins - Excluding Warranty Adjustments and Interest
West	$180,585	$147,678	$(1,782)	$4,845	$144,615	19.9%
Mountain	231,700	199,877	(1,268)	5,677	195,468	15.6%
East	130,525	116,853	674	3,657	112,522	13.8%
Other	36,707	31,198	(842)	618	31,422	14.4%
Intercompany	(5,085)	(5,085)	-	-	(5,085)	N/A

Consolidated	$574,432	$490,521	$(3,218)	$14,797	$478,942	16.6%

Nine Months Ended September 30, 2010
West	$240,555	$178,738	$(13,114)	$6,540	$185,312	23.0%
Mountain	244,751	208,310	1,869	5,820	200,621	18.0%
East	162,351	133,650	(1,767)	4,031	131,386	19.1%
Other Homebuilding	32,741	26,631	209	594	25,828	21.1%
Intercompany	(11,678)	(11,678)	-	-	(11,678)	N/A

Consolidated	$668,720	$535,651	$(12,803)	$16,985	$531,469	20.5%

Home Gross Margins excluding the impact of warranty adjustments and interest in home cost of sales is a non-GAAP financial measure. We believe this information is meaningful as it isolates the impact that warranty adjustments and interest have on our Home Gross Margins.

Land Sales Revenue. Land sale transactions were not material during the three and nine months ended September 30, 2011. Land sales revenue during the three and nine months ended September 30, 2010 was $0.9 million and $6.6 million, respectively, primarily in our West segment.

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

The table below sets forth the components of other revenue (dollars in thousands).

	Three Months Ended September 30,		Change
	2011	2010	Amount	%
Gains on sales of mortgage loans	$3,575	$5,920	$(2,345)	-40%
Insurance revenue	1,629	1,525	104	7%
Title and other revenue	540	831	(291)	-35%

Total other revenue	$5,744	$8,276	$(2,532)	-31%

	Nine Months Ended September 30,		Change
	2011	2010	Amount	%
Gains on sales of mortgage loans	$12,190	$16,523	$(4,333)	-26%
Insurance revenue	4,609	4,702	(93)	-2%
Title and other revenue	2,062	2,526	(464)	-18%

Total other revenue	$18,861	$23,751	$(4,890)	-21%

Gains on sales of mortgage loans decreased during the three and nine months ended September 30, 2011 primarily due to declines of 1,300 and 900 basis points in the Capture Rates (as defined below) during the 2011 periods, respectively, and due to the Company closing 15 and 410 fewer homes.

Home Cost of Sales.  Home cost of sales primarily includes land acquisition, land development and related costs (both incurred and estimated to be incurred), specific construction costs of each home, warranty costs and finance and closing costs, including Closing Cost Incentives (defined as homebuyer closing costs assistance paid by Richmond American Homes to a third-party).

Our home cost of sales can be impacted primarily by changes in our home closing levels and changes in the cost of land acquisition, land development incurred and estimated to be incurred, construction cost of homes and changes in our estimated costs for warranty repairs.

The table below sets forth the home cost of sales by reportable segment (dollars in thousands).

	Three Months Ended September 30,		Change
	2011	2010	Amount	%
Homebuilding
West	$56,565	$42,775	$13,790	32%
Mountain	69,225	77,505	(8,280)	-11%
East	32,817	47,494	(14,677)	-31%
Other Homebuilding	13,233	6,668	6,565	98%

Total Homebuilding	171,840	174,442	(2,602)	-1%
Intercompany adjustments	(1,397)	(3,243)	1,846	57%

Consolidated	$170,443	$171,199	$(756)	0%

	Nine Months Ended September 30,		Change
	2011	2010	Amount	%
Homebuilding
West	$147,678	$178,738	$(31,060)	-17%
Mountain	199,877	208,310	(8,433)	-4%
East	116,853	133,650	(16,797)	-13%
Other Homebuilding	31,198	26,631	4,567	17%

Total Homebuilding	495,606	547,329	(51,723)	-9%
Intercompany adjustments	(5,085)	(11,678)	6,593	56%

Consolidated	$490,521	$535,651	$(45,130)	-8%

West Segment – Home cost of sales increased during the three months ended September 30, 2011 due to a $4.4 million increase associated with closing 29 more homes and $8.7 million from adjustments to decrease warranty reserves during 2010 that we did not experience during 2011.

Home cost of sales decreased during the nine months ended September 30, 2011 primarily resulting from a $45.7 million decline associated with closing 272 fewer homes, partially offset by an increase of $11.3 million associated with adjustments to decrease warranty reserves incurred in 2010 which we did not experience during 2011.

Mountain Segment – Home cost of sales decreased during the three months ended September 30, 2011 as we closed 39 fewer homes, which caused a $10.6 million decline and $2.7 million associated with adjustments to increase warranty reserves incurred in 2010 that were not incurred during 2011. These items partially were offset by a $4.3 million increase in home cost of construction associated with a change in the mix of homes that were closed during the 2011 period compared with the 2010 period.

Home cost of sales decreased during the nine months ended September 30, 2011 as we closed 108 fewer homes, which caused a $27.3 million decline and $3.1 million associated with adjustments to increase warranty reserves incurred in 2010 that were not incurred during 2011. These items partially were offset by a $16.2 million increase in home cost of construction associated with a change in the mix of homes that were closed during the 2011 period compared with the 2010 period.

East Segment – During the three months ended September 30, 2011, home cost of sales decreased $16.2 million associated with closing 43 fewer homes and $8.7 million associated with adjustments to warranty reserves incurred in 2010 that were not incurred during 2011.

Home cost of sales decreased during the nine months ended September 30, 2011 resulting from closing 47 fewer homes, which caused a $17.9 million decline, partially offset by an increase of $2.4 million associated with adjustments to decrease warranty reserves incurred in 2010 that were not incurred during 2011.

Other Homebuilding Segment – Home cost of sales during the 2011 third quarter increased primarily resulting from an $8.7 million increase associated with closing 38 more homes, partially offset by a $1.4 million decrease associated with warranty adjustments.

Home cost of sales the nine months ended September 30, 2011 increased primarily resulting from a $3.2 million increase associated with closing 17 more homes.

Land Cost of Sales. Land sale transactions were not material during the three and nine months ended September 30, 2011. Land cost of sales during the three and nine months ended September 30, 2010 was $0.8 million and $6.0 million, respectively, and related to the sale of lots, primarily in our West segment.

Asset Impairments. We recorded $4.7 million and $14.1 million of asset impairments during the three and nine months ended September 30, 2011, respectively, resulting from a decline in the market value of land and homes in certain subdivisions of our West, Mountain and Other Homebuilding segments. We recorded $3.7 million of asset impairments during the three and nine months ended September 30, 2010 resulting from a decline in the market value of land and homes in several subdivisions of our West segment.

The following table sets forth the asset impairments by reportable segment (dollars in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Land and Land Under Development
West	$1,193	$2,490	$7,112	$2,490
Mountain	550	-	1,786	-
East	-	-	285	-
Other Homebuilding	1,519	-	1,519	-

Subtotal	3,262	2,490	10,702	2,490

Housing Completed or Under Construction
West	484	1,143	1,438	1,143
Mountain	210	-	449	-
East	-	-	-	-
Other Homebuilding	93	-	93	-

Subtotal	787	1,143	1,980	1,143

Other Assets	643	85	1,408	85

Consolidated Asset Impairments	$4,692	$3,718	$14,090	$3,718

Marketing Expenses. Marketing expenses primarily include advertising, amortization of deferred marketing costs, model home expenses, compensation related expenses and other selling costs. The following table summarizes our marketing expenses by reportable segment (in thousands).

	Three Months Ended September 30,		Change
	2011	2010	Amount	%
Homebuilding
West	$4,400	$4,940	$(540)	-11%
Mountain	3,155	3,491	(336)	-10%
East	1,549	1,902	(353)	-19%
Other Homebuilding	898	858	40	5%

Consolidated	$10,002	$11,191	$(1,189)	-11%

	Nine Months Ended September 30,		Change
	2011	2010	Amount	%
Homebuilding
West	$12,925	$13,188	$(263)	-2%
Mountain	9,445	9,137	308	3%
East	4,998	5,196	(198)	-4%
Other Homebuilding	2,364	2,205	159	7%

Consolidated	$29,732	$29,726	$6	0%

Marketing expense during the three months ended September 30, 2011 decreased in our West, Mountain and East segments primarily resulting from a decline in sales office and product advertising expenses. Marketing expenses increased slightly during the three months ended September 30, 2011 in our Other Homebuilding segment primarily resulting from an increase in amortization of deferred marketing costs associated with closing more homes during the 2011 third quarter.

Marketing expenses during the nine months ended September 30, 2011 increased in our Mountain and Other Homebuilding segments primarily from increase in the amortization of deferred marketing costs associated with closed homes and increases in compensation related expenses. The declines in marketing expenses in our West and East segments during the nine months ended September 30, 2011 primarily resulted from lower compensation related costs, partially offset by increases in the amortization of deferred marketing costs.

Commission Expenses. Commission expenses include direct incremental commissions paid for closed homes. The following table summarizes our commission expenses by reportable segment (in thousands).

	Three Months Ended September 30,		Change
	2011	2010	Amount	%
Homebuilding
West	$2,495	$2,655	$(160)	-6%
Mountain	2,991	3,176	(185)	-6%
East	1,369	1,903	(534)	-28%
Other Homebuilding	621	344	277	81%

Consolidated	$7,476	$8,078	$(602)	-7%

	Nine Months Ended September 30,		Change
	2011	2010	Amount	%
Homebuilding
West	$6,442	$9,320	$(2,878)	-31%
Mountain	8,166	8,649	(483)	-6%
East	4,516	5,428	(912)	-17%
Other Homebuilding	1,575	1,421	154	11%

Consolidated	$20,699	$24,818	$(4,119)	-17%

Commission expense in our West segment decreased during the three months ended September 30, 2011 primarily due to closing fewer homes in our Nevada and California markets. This decline was partially offset by incurring $0.4 million in commission expense in our new Washington market. The decline in commission expense during the three months ended September 30, 2011 in our Mountain and East segments resulted from closing 39 and 43 fewer homes, respectively. Commission expense increased during the three months ended September 30, 2011 in our Other Homebuilding segment due to closing 38 more homes.

Commission expense in our West segment decreased during the nine months ended September 30, 2011 primarily due to closing a combined 372 fewer homes in the Arizona, Nevada and California markets of this segment. This decline was partially offset by incurring $0.9 million in commission expense in our new Washington market. The decline in commission expense during the nine months ended September 30, 2011 in our Mountain and East segments resulted from closing 108 and 47 fewer homes, respectively. Commission expense increased during the three months ended September 30, 2011 in our Other Homebuilding segment due to closing 17 more homes.

General and Administrative Expenses. The following table summarizes our general and administrative expenses by reportable segment (in thousands).

	Three Months Ended September 30,		Change
	2011	2010	Amount	%
Homebuilding
West	$7,052	$6,717	$335	5%
Mountain	2,782	3,532	(750)	-21%
East	3,194	4,805	(1,611)	-34%
Other Homebuilding	738	1,057	(319)	-30%

Total Homebuilding	13,766	16,111	(2,345)	-15%
Financial Services and Other	6,701	4,521	2,180	48%
Corporate	15,113	18,637	(3,524)	-19%

Consolidated	$35,580	$39,269	$(3,689)	-9%

	Nine Months Ended September 30,		Change
	2011	2010	Amount	%
Homebuilding
West	$20,872	$22,037	$(1,165)	-5%
Mountain	10,790	12,004	(1,214)	-10%
East	10,182	16,043	(5,861)	-37%
Other Homebuilding	2,703	4,242	(1,539)	-36%

Total Homebuilding	44,547	54,326	(9,779)	-18%
Financial Services and Other	15,832	14,267	1,565	11%
Corporate	48,190	55,467	(7,277)	-13%

Consolidated	$108,569	$124,060	$(15,491)	-12%

West Segment – The increase during the three months ended September 30, 2011 was primarily due to legal related expenses and supervisory fees that increased by a combined $1.0 million, partially offset by a $0.7 million decline in salary and compensation related expenses. The decrease during the nine months ended September 30, 2011 primarily resulted from a $0.8 million decrease in salary and compensation related expenses.

Mountain Segment – The decrease during the three and nine months ended September 30, 2011 primarily resulted from a $0.7 million and $1.2 million decrease, respectively, in salary and compensation related expenses.

East Segment – The decrease during the three months ended September 30, 2011 primarily resulted from a $0.9 million decline in salary and compensation related expenses and legal related expenses, which were lower by $0.6 million. The decrease during the nine months ended September 30, 2011 primarily resulted from incurring $4.3 million less in legal related matters and a $1.7 million reduction in salary and compensation related expenses.

Other Homebuilding Segment – The decrease during the 2011 third quarter was attributable to lower salary and compensation related expenses. The decrease during the nine months ended September 30, 2011 primarily resulted from incurring $1.0 million less in legal related matters and a $0.4 million reduction in salary and compensation related expenses.

Financial Services and Other Segment – General and administrative expense increased during the three months ended September 30, 2011 resulting from a $3.0 million increase in the estimated mortgage loan loss reserve, partially offset by decreases in salary and compensation related expenses.

The increase during the nine months ended September 30, 2011, primarily resulted from a $4.2 million increase in expenses associated with our mortgage loan loss reserve, partially offset by a $1.2 million reduction in salary and compensation related expenses and a $1.0 million reduction in insurance expense associated with closing fewer homes.

Corporate Segment – During the three months ended September 30, 2011, general and administrative expenses were down due to the following decreases: (1) $1.9 million associated with executive bonuses; (2) $2.5 million in salary and compensation related expenses; and (3) $0.3 million primarily associated with office related costs. These items partially were offset by the impact of a $1.0 million expense during the 2011 third quarter associated with stock options granted to our Board of Directors, which in prior years were recorded during the fourth quarter. With the new Board of Directors stock option plan, the stock option grant to our Board of Directors now takes place during the third quarter.

During the nine months ended September 30, 2011 general and administrative expenses were down $7.3 million due to the following decreases: (1) $5.4 million associated with salary and compensation related expenses; (2) $1.9 million associated with executive bonuses; and (3) $0.9 million associated with office related expenses. These items partially were offset by the impact of a $1.0 million expense during the 2011 third quarter associated with stock options granted to our Board of Directors.

Other Operating Expense. Other operating expenses increased by $1.6 million and $1.5 million, respectively, during the three and nine months ended September 30, 2011 primarily due to $2.4 million and $5.3 million in write-offs of land option deposits and pre-acquisition costs associated with lot option contracts that we elected not to exercise. Other operating expenses during the nine months ended September 30, 2011 also included $0.6 million in due diligence costs associated with an asset acquisition in April 2011. These items partially were offset by the release of a $2.7 million employment tax contingency reserve as a result of the finalization of an IRS examination.

Other Income (Expense). Other income (expense) primarily includes interest and dividend income on our cash, cash equivalents and marketable securities, interest expense primarily on our senior notes, loss on extinguishment of senior notes and gain or loss on the sale of other assets. Interest income was $6.7 million and $21.9 million during the three and nine months ended September 30, 2011, respectively, compared with $7.5 million and $19.5 million, respectively, during the three and nine months ended September 30, 2010. Our available-for-sale marketable securities include certain debt securities, primarily corporate debt and holdings in equity security mutual funds.

Interest expense during the three and nine months ended September 30, 2011 decreased $5.3 million and $9.0 million, respectively. We capitalize interest on our senior notes associated with our qualifying assets. We have determined that inventory is a qualifying asset during the period of active development of our land and through the completion of construction of a home. When construction of a home is complete, the home is no longer considered to be a qualifying asset and interest is no longer capitalized on that home. As a result of the increase in our inventory levels from the first nine months of 2010, we capitalized $10.8 million and $31.1 million of interest incurred during the three and nine months ended September 30, 2011, respectively, compared with $9.4 million and $24.9 million from the same periods during 2010, respectively.

During the 2011 third quarter, we completed a debt tender offer purchasing $63.7 million of our 7% Senior Notes due 2012 and $173.3 million of our 5 1/2% Senior Notes due 2013. We paid $254.9 million, including interest and fees, for the acquired notes and, as a result of the tender, we recorded an $18.6 million charge associated with the extinguishment of senior notes.

(Loss)/Income Before Income Taxes. The table below summarizes our (loss)/income before income taxes by reportable segment (dollars in thousands).

	Three Months Ended September 30,		Change
	2011	2010	Amount	%
Homebuilding
West	$(2,584)	$4,900	$(7,484)	153%
Mountain	2,988	520	2,468	-475%
East	(2,518)	2,021	(4,539)	225%
Other Homebuilding	(1,514)	(1,673)	159	10%

Total Homebuilding	(3,628)	5,768	(9,396)	163%
Financial Services and Other	(450)	4,326	(4,776)	-110%
Corporate	(30,111)	(20,688)	(9,423)	-46%

Consolidated	$(34,189)	$(10,594)	$(23,595)	-223%

	Nine Months Ended September 30,		Change
	2011	2010	Amount	%
Homebuilding
West	$(18,981)	$13,611	$(32,592)	239%
Mountain	552	6,652	(6,100)	92%
East	(6,819)	1,957	(8,776)	448%
Other Homebuilding	(3,206)	(1,897)	(1,309)	-69%

Total Homebuilding	(28,454)	20,323	(48,777)	240%
Financial Services and Other	4,419	10,261	(5,842)	-57%
Corporate	(63,661)	(66,119)	2,458	4%

Consolidated	$(87,696)	$(35,535)	$(52,161)	-147%

West Segment – We had a loss before income taxes of $2.6 million during the three months ended September 30, 2011 compared with income before income taxes of $4.9 million during the same period in 2010. This decline primarily resulted from a 1,470 basis point reduction in Home Gross Margins and a $0.3 million increase in general and administrative expenses. Also contributing to this decline was an increase in expenses associated with the write-offs of land option deposits and pre-acquisition costs associated with lot option contracts that we elected not to exercise. Partially offsetting these items was a combined decrease of $0.7 million in marketing and commission expense and $2.0 million decrease in inventory impairments.

We had a loss before income taxes of $19.0 million during the nine months ended September 30, 2011 compared with income before income taxes of $13.6 million during the same period in 2010. This decline primarily resulted from: (1) a $4.9 million increase in inventory impairments; (2) a 750 basis point decline in Home Gross Margins; and (3) closing 372 fewer homes in the Arizona, California and Nevada markets. These items were partially offset by a combined decrease of $4.0 million in commission and general and administrative expenses.

Mountain Segment – Income before income taxes increased $2.5 million during the three months ended September 30, 2011 primarily from a combined decrease of $1.3 million in general and administrative, marketing and commission expenses and a 410 basis point increase in Home Gross Margins, partially offset by closing 39 fewer homes and a $0.8 million increase in inventory impairments.

Income before income taxes decreased $6.1 million during the nine months ended September 30, 2011 primarily resulting from closing 108 fewer homes, a 120 basis point decline in Home Gross Margins and an increase of $2.3 million in inventory impairments. These items were partially offset by a combined decrease of $1.7 million in commission and general and administrative expenses.

East Segment – We had a loss before income taxes of $2.5 million during the three months ended September 30, 2011 compared with income before income taxes of $2.0 million during the same period in 2010. This decline primarily resulted from an 820 basis point decline in Home Gross Margins and closing 43 fewer homes. These items were partially offset by a combined decrease of $2.5 million in marketing, commission and general and administrative expenses.

We had a loss before income taxes of $6.8 million during the nine months ended September 30, 2011 compared with income before income taxes of $2.0 million during the same period in 2010. This decline primarily resulted from a 720 basis point decline in Home Gross Margins and closing 47 fewer homes. These items were partially offset by a combined decrease of $7.0 million in marketing, commission and general and administrative expenses.

Other Homebuilding Segment – Our loss before income taxes was $0.2 million lower during the three months ended September 30, 2011, primarily resulting from a 780 basis point increase in Home Gross Margins and closing 38 more homes in this segment. These items partially were offset by a $1.6 million increase in inventory impairments.

Our loss before income taxes during the nine months ended September 30, 2011 increased by $1.3 million primarily resulting from a $1.6 million increase in inventory impairments and a 370 basis reduction in Home Gross Margins. These items partially were offset by a $1.5 million decrease in general and administrative expenses and the impact of closing 17 more homes.

Financial Services and Other Segment – We had a loss before income taxes during the three months ended September 30, 2011 of $0.5 million compared with income before income taxes of $4.3 million in the prior 2010 period. This decline primarily resulted from a $2.2 million increase in general and administrative expenses and a $2.3 million decline in gains on the sale of mortgage loans.

Income before income taxes during the nine months ended September 30, 2011 decreased $5.8 million due to a $4.3 million decrease in gains on sale of mortgage loans and a $1.6 million increase in general and administrative expenses.

Corporate Segment – Loss before income taxes during the three months ended September 30, 2011 increased $9.4 million as we incurred an $18.6 million charge associated with the extinguishment of senior notes during the 2011 third quarter. This item was partially offset by a $3.6 million decline in interest expense and a $3.5 million decrease in general and administrative expenses.

Loss before income taxes during the nine months ended September 30, 2011 decreased by $2.5 million primarily resulting from a $7.3 million decrease in general and administrative expenses, a $1.8 million increase in interest income and an $8.8 million decrease in interest expense. These items partially were offset by the $18.6 million charge we incurred associated with the extinguishment of debt during the 2011 third quarter.

Income Taxes. We are required, at the end of each interim period, to estimate our annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. Due to the effects of the deferred tax valuation allowance and changes in unrecognized tax benefits, our effective tax rates in 2011 and 2010 are not meaningful as the income tax benefit is not directly correlated to the amount of pretax loss. The income tax benefits of $2.5 million and $8.1 million during the three and nine months ended September 30, 2011, respectively, resulted primarily from our 2011 second and third quarter settlement of various state income tax matters and our 2011 first quarter settlement with the IRS on its audit of the 2004 and 2005 federal income tax returns. Our income tax benefits during the three and nine months ended September 30, 2010 were not material to our results of operations.

Homebuilding Operating Activities

Orders for Homes, net. The table below sets forth information relating to orders for homes (dollars in thousands).

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2011	2010	Amount	%	2011	2010	Amount	%
Orders For Homes, net (units)
Arizona	104	119	(15)	-13%	390	471	(81)	-17%
California	53	101	(48)	-48%	247	236	11	5%
Nevada	107	106	1	1%	349	471	(122)	-26%
Washington	42	-	42	N/M	68	-	68	N/M

West	306	326	(20)	-6%	1,054	1,178	(124)	-11%

Colorado	147	220	(73)	-33%	560	722	(162)	-22%
Utah	38	73	(35)	-48%	214	308	(94)	-31%

Mountain	185	293	(108)	-37%	774	1,030	(256)	-25%

Maryland	48	67	(19)	-28%	168	176	(8)	-5%
Virginia	42	60	(18)	-30%	205	202	3	1%

East	90	127	(37)	-29%	373	378	(5)	-1%

Florida	16	50	(34)	-68%	158	156	2	1%
Illinois	(2)	-	(2)	N/M	5	-	5	N/M

Other Homebuilding	14	50	(36)	-72%	163	156	7	4%

Total	595	796	(201)	-25%	2,364	2,742	(378)	-14%

Estimated Value of Orders for Homes, net	$175,000	$231,000	$(56,000)	-24%	$682,000	$770,000	$(88,000)	-11%
Estimated Average Selling Price of Orders for Homes, net	$294.1	$290.2	$3.9	1%	$288.5	$280.8	$7.7	3%

N/M – Not meaningful

Net order for homes during the three months ended September 30, 2011 decreased in each of our homebuilding segments driven primarily by: (1) previously discussed volatility in our Cancellation Rates; (2) the impact of severe competition for home orders with other homebuilders; and (3) the continued uncertainty in the housing market.

During the nine months ended September 30, 2011, our net orders for homes decreased, which was driven by a 256 unit decline in the markets of our Mountain segment and 203 unit decline in the Arizona and Nevada markets of our West segment. The decline in these markets was driven primarily by the impact of the expiration of the 2010 federal homebuyer tax credit and increased volatility in our Cancellation Rates. These declines partially were offset by the 68 net orders for homes we received in our new Washington market. In certain markets, we did see some increases in net orders for homes, which were primarily the result of higher active subdivision counts.

Homes Closed. The following table sets forth homes closed for each market within our homebuilding segments (in units).

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2011	2010	Amount	%	2011	2010	Amount	%
Arizona	126	111	15	14%	301	461	(160)	-35%
California	58	62	(4)	-6%	168	176	(8)	-5%
Nevada	77	108	(31)	-29%	223	427	(204)	-48%
Washington	49	-	49	N/M	100	-	100	N/M

West	310	281	29	10%	792	1,064	(272)	-26%

Colorado	189	208	(19)	-9%	537	546	(9)	-2%
Utah	58	78	(20)	-26%	178	277	(99)	-36%

Mountain	247	286	(39)	-14%	715	823	(108)	-13%

Maryland	47	68	(21)	-31%	153	185	(32)	-17%
Virginia	36	58	(22)	-38%	151	166	(15)	-9%

East	83	126	(43)	-34%	304	351	(47)	-13%

Florida	63	29	34	117%	154	142	12	8%
Illinois	4	-	4	0%	5	-	5	0%

Other Homebuilding	67	29	38	131%	159	142	17	12%

Total	707	722	(15)	-2%	1,970	2,380	(410)	-17%

Homes closed in our West and Other Homebuilding segments were up during the three months ended September 30, 2011. In our West segment, the increase of 29 units resulted from closing 49 homes in our new Washington market. Homes closed in our Florida market increased during the three months ended September 30, 2011. During 2010, due to the Federal Homebuyer Tax Credit, we closed more homes during the 2010 second quarter, thus resulting in an increase in closing during the 2011 third quarter when compared with the 2010 third quarter.

Homes closed during the nine months ended September 30, 2011 were down in our West, Mountain and East segments each of our homebuilding segments. Contributing to the decline in home closings was the negative impact from the federal homebuyer tax credit, which expired during 2010. In our West segment, this item was partially offset by closing 100 homes in our new Washington market.

Backlog. The following table below sets forth information relating to Backlog for each market within our homebuilding segments (dollars in thousands).

	September 30,	December 31,	September 30,
Backlog (units)	2011	2010	2010
Arizona	173	84	113
California	158	79	136
Nevada	202	76	132
Washington	44	-	-

West	577	239	381

Colorado	296	273	383
Utah	105	69	125

Mountain	401	342	508

Maryland	141	126	117
Virginia	124	70	109

East	265	196	226

Florida	68	64	73
Illinois	1	1	-

Other Homebuilding	69	65	73

Total	1,312	842	1,188

Backlog Estimated Sales Value	$405,000	$269,000	$368,000

Estimated Average Selling Price of Homes in Backlog	$308.7	$319.5	$309.8

We define “Backlog” as homes under contract but not yet delivered. Our Backlog at a point in time is impacted by net orders for homes and closed homes during a reporting period. The increase in our Backlog at September 30, 2011 compared with September 30, 2010 can be attributed to the ratio of closings to beginning Backlog which decreased to 50% for the 2011 third quarter, compared with 65% in the 2010 third quarter. This decline primarily resulted from the year-over-year decrease in the percentage of our Backlog under construction at the beginning of the quarter.

Cancellation Rate. We define our home order “Cancellation Rate” as the approximate number of cancelled home order contracts during a reporting period as a percentage of total home order contracts received during such reporting period. The following tables set forth our Cancellation Rate by segment.

	Three Months Ended September 30,
	2011	2010	Increase
Homebuilding
West	42%	27%	15%
Mountain	42%	34%	8%
East	42%	30%	12%
Other Homebuilding	79%	30%	49%

Consolidated	44%	30%	14%

	Nine Months Ended September 30,
	2011	2010	Increase
Homebuilding
West	33%	22%	11%
Mountain	36%	29%	7%
East	33%	28%	5%
Other Homebuilding	41%	31%	10%

Consolidated	35%	26%	9%

Our consolidated Cancellation Rates during the three and nine months ended September 30, 2011 increased in each of our homebuilding segments. During both 2011 periods, we experienced a significant increase in the number of home orders that were cancelled. As a result of our gross number of home orders remaining constant between the 2011 periods and the 2010 periods, coupled with the higher volume of cancellations in 2011, we experienced a higher cancellation rate during the three and nine months ended September 30, 2011.

The cancellations that we experienced during the 2011 periods primarily resulted from: (1) our homebuyers having difficulties qualifying for mortgage loans; (2) low consumer confidence in the housing market; and (3) home orders that were contingent upon our prospective homebuyers being able to sell their existing home, which has been difficult given the challenging housing market.

Active Subdivisions. The following table displays the number of our active subdivisions for each market within our homebuilding segments.

	September 30,	December 31,	September 30,
	2011	2010	2010
Arizona	26	26	28
California	16	13	10
Nevada	20	18	19
Washington	10	-	-

West	72	57	57

Colorado	47	39	39
Utah	21	19	19

Mountain	68	58	58

Maryland	14	14	9
Virginia	13	8	7

East	27	22	16

Florida	15	11	11
Illinois	-	-	-

Other Homebuilding	15	11	11

Total	182	148	142

Our active subdivisions at September 30, 2011 have increased in each of our homebuilding segments compared with both September 30, 2010 and December 31, 2010. These increases are the result of our efforts primarily in the first half of 2011 to expand operations and generate more home closings in existing markets. However, as a result of continued uncertainty regarding the homebuilding industry, we have slowed our pace of new asset purchases and opening of new subdivisions during the 2011 third quarter, compared with recent quarters. As of September 30, 2011, we currently have more than 30 subdivisions we expect to become active in the near term and, assuming similar sales paces, we have nearly 25 subdivisions that we expect to become inactive in the near term.

Average Selling Prices Per Home Closed. The average selling price for our closed homes includes the base sales price, any purchased options and upgrades, reduced by any Sales Price Incentives (defined as discounts on the sales price of a home) or paid Mortgage Loan Origination Fees (defined as mortgage loan origination fees paid by Richmond American Homes to HomeAmerican). The following tables set forth our average selling prices per home closed, by market (dollars in thousands).

	Three Months Ended September 30,		Change
	2011	2010	Amount	%
Arizona	$202.2	$200.7	$1.5	1%
California	310.6	375.2	(64.6)	-17%
Colorado	347.7	322.6	25.1	8%
Florida	232.7	253.2	(20.5)	-8%
Illinois	320.2	N/A	N/M	N/M
Maryland	448.2	443.3	4.9	1%
Nevada	189.5	190.2	(0.7)	0%
Utah	289.9	268.9	21.0	8%
Virginia	430.5	484.5	(54.0)	-11%
Washington	268.5	N/A	N/M	N/M
Average	$289.8	$299.9	$(10.1)	-3%

	Nine Months Ended September 30,		Change
	2011	2010	Amount	%
Arizona	$192.0	$196.1	$(4.1)	-2%
California	316.1	396.0	(79.9)	-20%
Colorado	339.0	309.8	29.2	9%
Florida	228.1	230.6	(2.5)	-1%
Illinois	314.7	N/A	N/M	N/M
Maryland	430.2	447.3	(17.1)	-4%
Nevada	191.7	188.4	3.3	2%
Utah	278.9	272.8	6.1	2%
Virginia	428.6	479.5	(50.9)	-11%
Washington	269.4	N/A	N/M	N/M
Average	$291.6	$281.0	$10.6	4%

N/M – Not Meaningful

The average selling price of closed homes during the three months ended September 30, 2011 decreased by 4%. This decline resulted from closing a higher percentage of our homes in our lower priced markets such as Arizona and Washington, compared to higher priced markets such as Colorado and Virginia. During the nine months ended September 30, 2011, the average selling price of closed homes increased by 4% as we closed a greater percentage of our homes in higher priced markets of Colorado and Virginia and closing fewer homes in our lower priced markets of Arizona and Nevada.

We did experience declines in the average selling price of closed homes in our California market during the three and nine months ended September 30, 2011, primarily resulting from closing homes in subdivisions with lower price points and declines in the market value of homes in certain subdivisions of this market. The declines in the average selling prices of closed homes in our Virginia market during the three and nine months ended September 30, 2011 primarily resulted from mix. In our Colorado market, the average selling price of closed homes increased during the three and nine months ended September 30, 2011 primarily driven from closing homes in higher priced subdivisions.

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

	September 30,	December 31,	September 30,
	2011	2010	2010
Arizona	$23,049	$31,923	$40,075
California	58,568	49,516	57,533
Nevada	29,187	33,377	35,706
Washington	14,613	-	-

West	125,417	114,816	133,314

Colorado	84,744	111,397	122,830
Utah	16,973	26,372	35,034

Mountain	101,717	137,769	157,864

Maryland	41,760	48,740	46,014
Virginia	47,749	45,836	52,613

East	89,509	94,576	98,627

Florida	15,318	24,262	27,060
Illinois	1,389	999	620

Other Homebuilding	16,707	25,261	27,680

Total	$333,350	$372,422	$417,485

The table below shows the stage of construction for our homes completed or under construction, number of sold homes under construction and model homes (in units).

	September 30,	December 31,	September 30,
	2011	2010	2010
Unsold Homes Under Construction - Final	85	119	56
Unsold Homes Under Construction - Frame	314	722	725
Unsold Homes Under Construction - Foundation	85	103	104

Total Unsold Homes Under Construction	484	944	885
Sold Homes Under Construction	871	609	955
Model Homes	220	242	246

Homes Completed or Under Construction	1,575	1,795	2,086

Our housing completed and under construction decreased by $39.1 million, as we decreased the total unsold homes under construction to 484 at September 30, 2011 from 944 at December 31, 2010. This decrease primarily resulted from our efforts to sell and close our spec inventory that had increased during 2010. The increase during 2010 primarily resulted from the following: (1) building more spec homes as we anticipated increased net orders for homes prior to the expiration of the federal homebuyer tax credit, which required the sale of a home to be completed by April 30, 2010 with a closing date by September 30, 2010; and (2) increased spec levels as a result of our practice of building specs homes and stopping construction at drywall (we moved away from this practice beginning in the 2011 third quarter). However, as a result of low levels of net orders for homes during the year ended December 31, 2010, our total unsold homes under construction remained high at December 31, 2010.

The following table shows the carrying value of land and land under development for each market within our homebuilding segments (dollars in thousands).

	September 30,	December 31,	September 30,
	2011	2010	2010
Arizona	$35,761	$41,892	$52,509
California	108,313	93,194	82,104
Nevada	51,475	32,605	20,306
Washington	18,506	-	-

West	214,055	167,691	154,919

Colorado	142,656	128,727	117,987
Utah	28,841	30,457	26,983

Mountain	171,497	159,184	144,970

Maryland	51,012	31,782	17,570
Virginia	69,007	44,083	36,261

East	120,019	75,865	53,831

Florida	10,509	9,274	8,958
Illinois	1,257	3,223	2,629

Other Homebuilding	11,766	12,497	11,587

Total	$517,337	$415,237	$365,307

The tables below show the total number of lots owned (excluding homes completed or under construction) and lots controlled under option agreements for each market within our homebuilding segments (in units).

	September 30,	December 31,	September 30,
Lots Owned	2011	2010	2010
Arizona	981	1,257	1,290
California	1,306	1,201	1,095
Nevada	1,091	991	632
Washington	312	-	-

West	3,690	3,449	3,017

Colorado	3,103	2,919	2,762
Utah	545	594	494

Mountain	3,648	3,513	3,256

Maryland	446	319	207
Virginia	566	414	380

East	1,012	733	587

Florida	233	210	204
Illinois	123	130	130

Other Homebuilding	356	340	334

Total	8,706	8,035	7,194

Lots Controlled Under Option
Arizona	96	408	453
California	-	222	45
Nevada	75	838	1,018
Washington	182	-	-

West	353	1,468	1,516

Colorado	464	688	616
Utah	273	393	581

Mountain	737	1,081	1,197

Maryland	730	745	906
Virginia	192	132	220

East	922	877	1,126

Florida	373	733	906
Illinois	-	-	-

Other Homebuilding	373	733	906

Total	2,385	4,159	4,745

Total Lots Owned and Controlled	11,091	12,194	11,939

The table below shows the amount of at risk option deposits (in thousands).

	September 30,	December 31,	September 30,
	2011	2010	2010
Cash	$8,932	$9,019	$9,314
Letters of Credit	5,139	4,467	3,086

Total At Risk Option Deposits	$14,071	$13,486	$12,400

Our total lots owned (excluding homes completed or under construction) increased by 569 units from December 31, 2010 resulting from the purchase of lots, primarily during the first six months of 2011 that had been controlled under option contracts as of December 31, 2010. Also contributing to the increase in lots owned was an asset acquisition in Washington in April 2011 where we have 312 owned lots as of September 30, 2011. However, our total lots owned has decreased by 432 units from our June 30, 2011 levels primarily due to our election to limit additional land purchases given the on-going uncertainty in the market value of homes and continued depressed demand for new homes.

The decline in total lots under option primarily resulted from purchasing a limited number of lots during the 2011 third quarter and electing not to purchase lots that were under option. As a result of not purchasing lots that were under option, we recorded $2.4 million and $5.3 million of expenses of project write-off costs during the three and nine months ended September 30, 2011. We did, however, see an increase in the amount of option deposits at risk primarily attributable to new lot option contracts in the markets of our East segment, where greater option deposits were required by land sellers.

HomeAmerican Operating Activities

The following table sets forth information relating to mortgage loans originated by our HomeAmerican operations, mortgage loans brokered and our Capture Rate (dollars in thousands). The “Capture Rate” is defined as the number of mortgage loans originated by HomeAmerican for our homebuyers as a percent of total Company home closings.

	Three Months Ended September 30,		Change
	2011	2010	Amount	%
Principal amount of mortgage loans originated	$129,005	$158,337	$(29,332)	-19%

Principal amount of mortgage loans brokered	$1,622	$370	$1,252	338%

Capture Rate	66%	79%	-13%
Including brokered loans	67%	79%	-12%
Mortgage products (% of mortgage loans originated)
Fixed rate	96%	97%	-1%
Adjustable rate - other	4%	3%	1%

Prime loans (1)	38%	32%	6%
Government loans (2)	62%	68%	-6%

	Nine Months Ended September 30,		Change
	2011	2010	Amount	%
Principal amount of mortgage loans originated	$390,660	$507,120	$(116,460)	-23%

Principal amount of mortgage loans brokered	$4,518	$5,883	$(1,365)	-23%

Capture Rate	72%	81%	-9%
Including brokered loans	73%	82%	-9%
Mortgage products (% of mortgage loans originated)
Fixed rate	96%	96%	0%
Adjustable rate - other	4%	4%	0%

Prime loans	33%	27%	6%
Government loans	67%	73%	-6%

(1)	Prime loans are defined as loans with Fair, Isaac & Company (“FICO”) scores greater than 620 and which comply with the documentation standards of the government sponsored enterprise guidelines.
(2)	Government loans are loans either insured by the FHA or guaranteed by the VA.

The principal amount of mortgage loans originated decreased during the three and nine months ended September 30, 2011, primarily due to the Company closing 15 and 410 fewer homes, respectively, and declines in the Capture Rates during the 2011 periods.

LIQUIDITY AND CAPITAL RESOURCES

We use our liquidity and capital resources to (1) support our operations, including the purchase of land, land development and construction of homes; (2) provide working capital; and (3) provide mortgage loans for our homebuyers. Our liquidity includes our balances of cash and cash equivalents, marketable securities and capital resources, our senior notes and Mortgage Repurchase Facility (as defined below). Additionally, as of November 3, 2011, we have an existing effective shelf registration statement that allows us to issue equity, debt or hybrid securities up to $1.0 billion.

On July 7, 2011, the Company completed a debt tender offer extinguishing $63.7 million of its 7% Senior Notes due 2012 and $173.3 million of its 5 1/2% Senior Notes due 2013. The Company paid $254.9 million for the acquired notes.

On October 19, 2011, the Company paid $94.7 million to redeem the remaining $86.3 million of its outstanding 7% Senior Notes due 2012. Additionally, the Company announced its intent to redeem the remaining $176.7 million outstanding balance of its 5 1/2% Senior Notes due 2013.

The Company’s marketable securities consist of fixed rate and floating rate interest earning securities, primarily: (1) debt securities, which may include, among others, United States government and government agency debt and corporate debt; (2) holdings in mutual fund equity securities and (3) deposit securities, which may include, among others, certificates of deposit and time deposits.

Capital Resources

Our capital structure is primarily a combination of (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our publicly traded 5 3/8% medium-term senior notes due 2014 and 2015 and 5 5/8% senior notes due 2020; and (3) our Mortgage Repurchase Facility. Because of our current balance of cash, cash equivalents, marketable securities and available capacity under our Mortgage Repurchase Facility, we believe that our capital resources are adequate to satisfy our short and long-term capital requirements, including meeting future payments on our senior notes as they become due. See “Forward-Looking Statements” above.

Senior Notes and Mortgage Repurchase Facility

Senior Notes. Our senior notes are not secured and, while the senior note indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries.

Mortgage Lending. HomeAmerican has a Master Repurchase Agreement, which was amended in September 2011 and extended until September 27, 2012 (the “Mortgage Repurchase Facility”), with U.S. Bank National Association (“USBNA”). The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. As of September 30, 2011, the Mortgage Repurchase Facility has a maximum aggregate commitment of $50 million, reduced from $70 million through the fourth amendment in September 2011. At September 30, 2011 and December 31, 2010, we had $10.7 million and $25.4 million, respectively, of mortgage loans that we are obligated to repurchase under our Mortgage Repurchase Facility. Mortgage loans that we are obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility on the Consolidated Balance Sheets. Advances under the Mortgage Repurchase Facility carry a Pricing Rate equal to the greater of (i) the LIBOR Rate (as defined in the Mortgage Repurchase Facility) plus 2.5%, or (ii) 3.75%. At HomeAmerican’s option the Balance Funded Rate (equal to 3.75%) may be applied to advances under the Mortgage Repurchase Facility provided the applicable Buyer is holding sufficient Qualifying Balances. The foregoing terms are defined in the Mortgage Repurchase Facility.

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

The table below sets forth the actual results of the covenant calculations and covenant requirements under the Mortgage Repurchase Facility at September 30, 2011.

	Covenant Test	Covenant Results
Adjusted Tangible Net Worth (minimum)	$18,000,000	$25,341,000
Adjusted Tangible Net Worth Ratio (maximum)	8.0 : 1.0	0.9: 1.0
Adjusted Net Income (minimum)	$1	$2,351,000
Liquidity Test (minimum)	$8,000,000	$29,307,000

We believe we are in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility and we are not aware of any covenant violations.

MDC Common Stock Repurchase Program

At September 30, 2011, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the three or nine months ended September 30, 2011 and 2010.

Consolidated Cash Flow

During the nine months ended September 30, 2011, we used $80.7 million of cash in operating activities; $50.4 million was used to increase our inventory levels through the purchase of lots during the first nine months of 2011, partially offset by the sale and closing of homes. Also contributing to the use of cash during the first nine months of 2011 was $32.9 million of cash used to reduce our accrued liabilities and net loss before non cash items of $16.9 million. This use of cash was partially offset by generating $40.4 million in cash associated with our income tax receivable and sale of mortgage loan inventory.

During the nine months ended September 30, 2010, we used $137.6 million of cash from operating activities; we increased our homebuilding inventory, which resulted in the use of $261.3 million of cash during the first nine months of 2010 as we purchased approximately 3,900 lots and increased the total homes under construction from 1,321 at December 31, 2009 to 2,086 at September 30, 2010. These items partially were offset by the reduction of $144.5 million in our income tax receivable.

We generated $381.2 million in cash from investing activities during the nine months ended September 30, 2011, primarily attributable to the maturity and sale of marketable securities that increased our cash by $843.9 million, partially offset by the purchase of $431.0 million of marketable securities. We used $31.7 million in cash for the purchase of property, equipment and other.

We used $597.1 million in cash from investing activities during the nine months ended September 30, 2010, primarily attributable to purchasing $796.3 million of marketable securities and $7.7 million of property and equipment relating to our new enterprise resource planning system. These items partially were offset by the $206.9 million of marketable securities that matured or were sold during the nine months ended September 30, 2010.

During the nine months ended September 30, 2011, we used $305.1 million in cash for financing activities primarily attributable to $254.9 million used to extinguish certain of our senior notes due 2012 and 2013, $35.6 million associated with cash dividends that were paid during the first nine months of 2011 and net payments on our mortgage repurchase facility, which resulted in use of $14.7 million of cash during the period. During the first nine months of 2010, we generated $189.0 million in cash from financing activities, primarily due to the issuance of senior notes that raised $242.3 million. The proceeds from the issuance of the senior notes are being used for general corporate purposes. This was partially offset as we had net payments under our Mortgage Repurchase Facility of $18.0 million and $35.4 million in dividend payments.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At September 30, 2011, we had deposits of $8.9 million in the form of cash and $5.1 million in the form of letters of credit that were at risk to secure option contracts to purchase lots.

At September 30, 2011, we had outstanding performance bonds and letters of credit totaling approximately $70.6 million and $21.5 million, respectively, including $7.8 million in letters of credit issued by HomeAmerican, with the remaining bonds and letters of credit issued by third-parties, to secure our performance under various contracts. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

We have made no material guarantees with respect to third-party obligations.

Contractual Obligations

Due to completing the tender offer of certain of our senior notes in July 2011, and the recent announcement of our intent to redeem additional senior notes, our contractual obligations have changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010. The following table sets forth the contractual obligations of our senior notes as of September 30, 2011 after the July tender offer and the shift in timing of payments in light of the October redemption and the anticipated November redemption. There have been no other significant changes other than those set forth below from those reported in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010.

	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years	Total
Interest	69,865	81,875	48,281	49,219	249,240
Senior Notes	262,947	-	500,000	250,000	1,012,947

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

During 2011, we have increased the amount of marketable securities that are invested in equity securities from $105.3 million at December 31, 2010 to $155.3 million at September 30, 2011. Because these are equity securities and are accounted for as available-for-sale, changes in the market value are reported as a component of accumulated other comprehensive (loss) income each quarter. During the 2011 third quarter, we experienced declines of $12.2 million in the market value of these securities. While we believe that the ultimate cost basis of these investments will be recovered in the future, there can be no assurances to that effect. In the event we elect to sell, or are otherwise required to sell these securities, we may be required to record significant losses in the event the market value does not increase prior to any sale. Such losses, if any, would be recorded as a component of our results of operations.

Item 4.	Controls and Procedures

(a) Conclusion regarding the effectiveness of disclosure controls and procedures - An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision, and with the participation, of our management, including the Chief Executive Officer and the Chief Accounting Officer. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective at September 30, 2011.

(b) Changes in internal control over financial reporting - In our Maryland and Virginia homebuilding divisions, we began operating under our new enterprise resource planning (“ERP”) system during the 2011 third quarter. As a result, our financial and operating transactions in these divisions are now utilizing the functionality provided by the new ERP system with oversight as to the completeness and accuracy of the information being performed through the ERP system. The full implementation of the ERP system in the other homebuilding divisions not currently operating under our new ERP system is scheduled to take place over the course of the next several quarters. There was no other change in our internal control over financial reporting that occurred during the 2011 third quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Shareholder Derivative Litigation

On September 28, 2011, a shareholder derivative lawsuit captioned Martha Woodford v. Larry A. Mizel, et al. was filed in the United States District Court for the District of Delaware. In the lawsuit, the plaintiff makes claims against our board of directors and our executive officers for alleged breaches of fiduciary duty, violation of Section 14(a) of the Securities Exchange Act, corporate waste and unjust enrichment relating to the company’s executive officer compensation practices. The plaintiff seeks monetary damages and injunctive relief on behalf of the Company, and attorneys’ and other professional fees and costs. The officer and director defendants believe the suit is without merit and that they have meritorious defenses to all of the plaintiff’s claims.

We cannot currently predict or determine the timing or final outcome of the lawsuit or whether it would have a material adverse effect on our financial condition, results of operations or cash flows.

West Virginia Litigation

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

Joy, et al. v. Richmond American Homes of West Virginia, Inc., et al., No. 08-C-204, Circuit Court of Jefferson County, West Virginia (“Joy”). This action was filed on May 16, 2008, by sixty-six plaintiffs from fifteen households. The Company and RAH West Virginia have answered and asserted cross-claims against the subcontractors for contractual and implied indemnity and contribution.

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

•

We are utilizing a new enterprise resource planning (“ERP”) system in eight of our homebuilding divisions, our Corporate office and our non-homebuilding subsidiaries and, if we encounter significant problems with this implementation or implementation throughout our remaining homebuilding divisions, it could have an adverse impact on our operating activities and/or financial reporting capabilities.

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

The Company did not repurchase any shares during the third quarter of 2011. In conjunction with the acquisition of substantially all of the assets of SDC Homes, LLC and certain affiliated entities as of April 28, 2011, the Company issued 176,716 shares of its common stock, valued at $5 million, to Robert Trent, the principal owner of the seller entities. The shares issued to Mr. Trent were unregistered, having been issued in a private placement under Section 4(2) of the Securities Act of 1933, and are subject to the terms of a restricted stock agreement. The agreement provides for 25%, 25% and 10% of the shares, respectively, to vest after each of the first three anniversaries of the effective date of the agreement, conditioned on Mr. Trent remaining employed. The final 40% of the stock will vest on December 31, 2015, conditioned on Mr. Trent remaining employed. The Company may use any unvested shares to apply against guaranty obligations that Mr. Trent has undertaken.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

None.

Item 5.	Other Information

On October 24, 2011, MDC’s Board of Directors declared a quarterly cash dividend of twenty five cents ($0.25) per share. The dividend will be paid on November 22, 2011 to shareowners of record on November 8, 2011.

Item 6.	Exhibits

10.1	Third Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 14, 2011.

10.2	Fourth Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 29, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 30, 2011).*

10.3	Waiver Agreement among M.D.C. Holdings, Inc., Larry A. Mizel and David D. Mandarich, dated as of October 13, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 13, 2011).*

12	Ratio of Earnings to Fixed Charges Schedule.

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

*	Incorporated by reference

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2011	M.D.C. HOLDINGS, INC.
(Registrant)

	By:	/s/ Vilia Valentine
Vilia Valentine,
Vice President – Finance, Corporate Controller and Chief
Accounting Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

10.1	Third Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 14, 2011.

10.2

Fourth Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 29, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 30, 2011).*

10.3

Waiver Agreement among M.D.C. Holdings, Inc., Larry A. Mizel and David D. Mandarich, dated as of October 13, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 13, 2011).*

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

101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

*	Incorporated by reference