Form 10-K
period 2011-12-31
MDC HOLDINGS INC
filed 2012-02-02
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the Registrants’ common stock held by non-affiliates of the Registrants was $928.7 million based on the closing sales price of $24.64 per share as reported on the New York Stock Exchange.

As of December 31, 2011, the number of shares outstanding of Registrant’s common stock was 47,957,196.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of part III of this Form 10-K are incorporated by reference from the Registrant’s 2012 definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year.

M.D.C. HOLDINGS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

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

M.D.C. Holdings, Inc. is a Delaware corporation. We refer to M.D.C. Holdings, Inc. as the “Company,” “MDC,” “we” or “our” in this Annual Report on Form 10-K, and these designations include our subsidiaries unless we state otherwise. We have two primary operations, homebuilding and financial services. Our homebuilding operations consist of wholly-owned subsidiary companies that generally purchase finished lots for the construction and sale of single-family detached homes to first-time and first-time move-up homebuyers under the name “Richmond American Homes.” Our homebuilding operations are comprised of many homebuilding subdivisions that we consider to be our operating segments. Homebuilding subdivisions in a given market are aggregated into reportable segments as follows: (1) West (Arizona, California, Nevada and Washington); (2) Mountain (Colorado and Utah); (3) East (Virginia and Maryland, which includes Pennsylvania, Delaware, and New Jersey); and (4) Other Homebuilding (Florida and Illinois).

Our Financial Services and Other segment consists of HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans, primarily for our homebuyers, American Home Insurance Agency, Inc. (“American Home Insurance”), which offers third-party insurance products to our homebuyers, and American Home Title and Escrow Company (“American Home Title”), which provides title agency services to the Company and our homebuyers in Colorado, Florida, Maryland, Nevada and Virginia. This segment also includes Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”), which provides insurance coverage primarily to our homebuilding subsidiaries and certain subcontractors for homes sold by our homebuilding subsidiaries and for work performed in completed subdivisions, and StarAmerican Insurance Ltd. (“StarAmerican”), a Hawaii corporation and a wholly owned subsidiary of MDC which is a re-insurer of Allegiant claims.

(b)	Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Anyone seeking information about our business can receive copies of our 2011

Annual Report on Form 10-K, Annual Report to Shareholders, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports and other documents filed with the SEC at the public reference section of the SEC at 100 F Street, NE, Room 1580, Washington, D.C. 20549. These documents also may be obtained, free of charge, by: contacting our Investor Relations office at (303) 773-1100; writing to M.D.C. Holdings, Inc., Investor Relations, 4350 South Monaco Street, Suite 500, Denver, Colorado 80237; or accessing our website at http://ir.richmondamerican.com. We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, available on our website as soon as reasonably practicable after we file or furnish the materials electronically with the SEC. To obtain any of this information, go to http://ir.richmondamerican.com and select “SEC Filings.” Our website also includes our: (1) Corporate Governance Guidelines; (2) Corporate Code of Conduct; (3) Rules for Senior Financial Officers; (4) Audit Committee Procedures for Handling Confidential Complaints; and (5) charters for the Audit, Compensation and Corporate Governance/Nominating Committees. These materials may be obtained, free of charge, at our website, http://ir.richmondamerican.com (select “Corporate Governance”).

(c)	Financial Information About Industry Segments

Note 3 to the Consolidated Financial Statements contains information regarding our reportable segments for each of the years ended December 31, 2011, 2010 and 2009.

(d)	Narrative Description of Business

Our business consists of two primary operations, homebuilding and financial services. We build and sell primarily single-family detached homes that are designed and built to meet local customer preferences. We are the general contractor for our projects and retain subcontractors for land development and home construction. We build a variety of home styles in each of our markets, targeting generally first-time and first-time move-up homebuyers.

Our financial services include subsidiary businesses which primarily provide mortgage financing and place title insurance and homeowner insurance for our homebuyers.

Homebuilding Operations.

Our homebuilding subsidiaries sell and close homes in geographically diverse markets. Our home sales revenue for the years ended December 31, 2011, 2010 and 2009 is set forth in the table below for each market within our homebuilding segments (dollars in thousands).

	Total Homes Sales Revenue			Percent of Total
	2011	2010	2009	2011	2010	2009
Arizona	$81,115	$111,674	$151,175	10%	12%	18%
California	84,666	112,432	122,309	10%	12%	15%
Nevada	62,892	103,582	104,844	8%	12%	12%
Washington	38,782	-	-	5%	0%	0%

West	267,455	327,688	378,328	33%	36%	45%

Colorado	255,333	247,705	178,827	32%	27%	21%
Utah	62,573	104,296	66,035	8%	11%	8%

Mountain	317,906	352,001	244,862	40%	38%	29%

	Total Homes Sales Revenue			Percent of Total
	2011	2010	2009	2011	2010	2009
Maryland	90,958	101,501	84,470	11%	11%	10%
Virginia	91,953	110,819	91,602	11%	12%	11%

East	182,911	212,320	176,072	22%	23%	21%

Florida	43,819	44,801	45,896	5%	5%	5%
Illinois	2,706	-	6,887	1%	0%	1%

Other Homebuilding	46,525	44,801	52,783	6%	5%	6%

Intercompany adjustments	(9,633)	(15,788)	(14,991)	-1%	-2%	-1%

Total	$805,164	$921,022	$837,054	100%	100%	100%

Operating Divisions.  In our homebuilding segments, our primary functions include land acquisition and development, home construction, purchasing, sales and marketing, and customer service. Operating decisions are made on a subdivision-by-subdivision basis under the oversight of our Chief Operating Decision Makers (“CODMs”), defined as our Chief Executive Officer and Chief Operating Officer. Generally, each operating division consists of a division president, land procurement, sales, construction, customer service, finance, purchasing, and office staff. The Company’s organizational structure (i.e. the grouping and reporting of subdivisions and divisions) changes based upon the current needs of the Company. At December 31, 2011 and 2010, we had 10 and 9 active homebuilding operating divisions, respectively.

Corporate Management.  We manage our homebuilding business primarily through members of senior management in our Corporate segment and our Asset Management Committees (“AMCs”). Each AMC is comprised of the COO and two of the Company’s corporate officers or employees. Two of the AMCs review and approve all subdivision acquisition transactions in accordance with land resource allocation decisions made by the CODMs. Land acquisition transactions may not proceed without approval by the AMC. Generally, the role of our senior management team and/or AMC includes:

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

Commencing in the latter half of 2010 and into 2011, we reorganized our finance and accounting operations, focusing on the centralization of certain back office functions. In addition, we reorganized our sales and marketing activities to (1) better communicate the value of our homes to our prospective homebuyers, thereby giving us the opportunity to reduce incentives and increase sales absorptions, (2) better align the compensation structure for our sales organization with Company goals, and (3) simplify our processes to reduce overhead expenses.

Furthermore, during the 2011 third quarter, we changed our approach to how we manage unsold started homes, which historically yielded Home Gross Margins (as defined below) significantly below those on homes that are started with a buyer under contract. Going forward, we plan to limit the number of unsold started homes that we build in most of our markets. See “Forward-Looking Statements” above.

In addition, we have instituted a new sales training program for our sales associates and managers that is focused on reducing our dependence on the use of large incentives to sell homes.

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

We seek to maintain limited levels of inventories of unsold started homes in our markets. Unsold started homes in various stages of completion allow us to meet the immediate and near-term demands of prospective homebuyers. In our efforts to mitigate the risk of carrying excess inventory, we have developed procedures through which we attempt to control the number of our unsold started homes. In reviewing these procedures, during the 2011 third quarter, we changed our strategy associated with building unsold started homes by further limiting the number of unsold started homes in our subdivisions. The table below shows the stage of construction for our unsold started homes completed or under construction, number of sold homes under construction and model homes (in units).

	December 31,
	2011	2010	2009
Unsold Started Homes - Final	146	119	41
Unsold Started Homes - Frame	249	722	389
Unsold Started Homes - Foundation	79	103	109

Total Unsold Started Homes	474	944	539
Sold Started Homes	638	609	570
Model Homes	226	242	212

Total	1,338	1,795	1,321

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

In our option contracts, we generally obtain the right to purchase lots in consideration for an option deposit in the form of cash or letters of credit. In the event we elect not to purchase the lots within a specified period of time, we may be required to forfeit the option deposit. Our option contracts generally do not contain provisions requiring our specific performance. During the years ended December 31, 2011, 2010 and 2009, we wrote-off lot option deposits and pre-acquisition costs of $7.0 million, $3.1 million and $2.9 million, respectively, which have been included in other operating expenses in the Consolidated Statements of Operations. At December 31, 2011, we had the right to acquire 1,721 lots under option contracts, with $7.0 million of cash and $4.3 million of letters of credit option deposits at risk.

From time to time, we may own or have the right under option contracts to acquire undeveloped parcels of real estate that we intend to develop into finished lots. We generally develop our land in phases in order to limit our risk in a particular subdivision and to efficiently employ available resources. Building permits and utilities are available and zoning is suitable for the current intended use of substantially all of our undeveloped land. When developed, these lots generally will be used in our homebuilding activities. See “Forward-Looking Statements” above.

The table below shows the carrying value of land and land under development, by homebuilding segment, at December 31, 2011, 2010 and 2009 (in thousands).

	December 31,
	2011	2010	2009
West	$199,941	$167,691	$97,220
Mountain	164,961	159,184	121,499
East	127,291	75,865	35,572
Other Homebuilding	13,145	12,497	8,569

Total	$505,338	$415,237	$262,860

The table below shows the number of lots owned and controlled under option (excluding lots in housing completed or under construction), by homebuilding segment, at December 31, 2011, 2010 and 2009 (in units).

	December 31,
	2011	2010	2009
Lots Owned
West	3,261	3,449	2,622
Mountain	3,475	3,513	3,059
East	1,001	733	423
Other Homebuilding	364	340	279

Total	8,101	8,035	6,383

	December 31,
	2011	2010	2009
Lots Controlled Under Option
West	272	1,468	663
Mountain	338	1,081	654
East	771	877	767
Other Homebuilding	340	733	500

Total	1,721	4,159	2,584

Total Lots Owned and Controlled	9,822	12,194	8,967

The table below shows the amount of at risk option deposits (in thousands).

	December 31,
	2011	2010	2009
Cash	$6,952	$9,019	$7,654
Letters of Credit	4,316	4,467	2,134

Total At Risk Option Deposits	$11,268	$13,486	$9,788

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

Warranty.  Our homes are sold with limited third-party warranties that generally provide for ten years of structural coverage, two years of coverage for plumbing, electrical, heating, ventilation and air conditioning systems, and one year of coverage for workmanship and materials. Under our agreement with the issuer of the third-party warranties, we are responsible for performing all of the work for the first two years of the warranty coverage, and paying for substantially all of the work required to be performed during years three through ten of the warranties.

Seasonal Nature of Business.  The homebuilding industry can experience noticeable seasonality and quarter-to-quarter variability in homebuilding activity levels. The seasonal nature of our business is described in more detail in our description of Risk Factors under the heading “Because of the seasonal nature of our business, our quarterly operating results can fluctuate.”

Backlog.  At December 31, 2011 and 2010, homes under contract but not yet delivered (“Backlog”) totaled 1,043 and 842, respectively, with an estimated sales value of $330 million and $269 million, respectively. Our Cancellation Rates (as defined below) were 37% and 30% for the years ended December 31, 2011 and 2010, respectively. We define our home order “Cancellation Rate” as the approximate number of cancelled home order contracts during a reporting period as a percent of total home order contracts received during such reporting period. We anticipate that homes in Backlog at December 31, 2011 will close during 2012 under their existing home order contracts or through the replacement of an existing contract with a new home order contract. The estimated Backlog sales value at

December 31, 2011 may be impacted by, among other things, subsequent home order cancellations and incentives provided, and options and upgrades selected after contract but prior to closing. See “Forward-Looking Statements” above.

The table below discloses our Backlog for the years ended December 31, 2011 and 2010 for each market within our homebuilding segments (dollars in thousands).

	December 31,		Increase (Decrease)
	2011	2010	Amount	%
Backlog (Units)
Arizona	128	84	44	52%
California	118	79	39	49%
Nevada	156	76	80	105%
Washington	54	-	54	N/M*

West	456	239	217	91%

Colorado	233	273	(40)	-15%
Utah	68	69	(1)	-1%

Mountain	301	342	(41)	-12%

Maryland	113	126	(13)	-10%
Virginia	103	70	33	47%

East	216	196	20	10%

Florida	70	64	6	9%
Illinois	-	1	(1)	N/M*

Other Homebuilding	70	65	5	8%

Total	1,043	842	201	24%

Estimated Backlog Sales Value	$330,000	$269,000	$61,000	23%

Estimated Average Sales Price in Backlog	$316.4	$319.5	$(3.1)	-1%

*	N/M – Not Meaningful

Our Backlog at a point in time is impacted by net orders for homes and closed homes during a reporting period, as well as any Backlog acquired during the reporting period. The increase in our Backlog at December 31, 2011 compared with December 31, 2010 can be attributed to our net orders for homes exceeding closed homes by 125 units for the year ended December 31, 2011, combined with our acquisition of 76 homes that were already sold but not closed associated with our acquisition of substantially all of the assets of a homebuilding company in the Seattle area in April 2011.

Customer Service and Quality Control.  Our homebuilding divisions are responsible for pre-closing quality control inspections and responding to customers’ post-closing needs. We have a product service and quality control program, focused on improving and/or maintaining the quality of our customers’ complete home buying and homeownership experience.

Marketing and Sales.  Our sales and marketing programs are designed to attract homebuyers in a cost effective manner. Our home sales strategy is directed at communicating the inherent value of our homes to our prospective homebuyers and distinguishing our product from our competitors or other home buying opportunities. To communicate our Richmond American Homes brand and sales promotions, we have a centralized in-house advertising and marketing department that oversees these efforts. The main objective of this team is to generate homebuyer leads, which are actively pursued by our community sales associates. Additionally, internal and external Company communications are managed by our marketing department in conjunction with our human resources department internally and our investor relations department externally. Our in-house merchandising team furnishes our model homes and sales offices.

Another important part of our marketing presentation takes place in our design centers (also known as Home Galleries). Here, homebuyers are able to personalize their homes with a variety of options and upgrades. These locations also serve as an information center for prospective home buyers and real estate agents who may opt to receive personalized attention from one of our new home specialists, resulting in a more focused and efficient home search across all of our Richmond American communities in a given market place. We believe that the services provided by our Home Galleries represent a key competitive advantage in attracting prospective homebuyers.

Competition.  The homebuilding industry is fragmented and highly competitive. The competitive nature of our business is described in more detail in our description of Risk Factors.

Regulation.  Our homebuilding operations are subject to compliance with applicable laws and regulations, which are described in more detail in our description of Risk Factors.

Bonds and Letters of Credit.  We are often required to obtain performance bonds and/or letters of credit in support of our obligations, primarily for land development and subdivision improvements, homeowner association dues and start-up expenses, land maintenance work required by local municipalities and/or homeowner associations, contractor license fees and earnest money deposits. At December 31, 2011 and 2010, we had outstanding performance bonds totaling $63.2 million and $74.2 million, respectively, and letters of credit totaling $20.6 million and $15.7 million, respectively. In the event performance bonds or letters of credit issued by third-parties are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit. See “Forward-Looking Statements” above.

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

HomeAmerican uses a mortgage repurchase facility, in addition to Company generated funds, to finance the origination of mortgage loans until they are sold. HomeAmerican sells originated mortgage loans to third-party purchasers on either a bulk or flow basis. Mortgage loans sold on a bulk basis include the sale of a package of substantially similar originated mortgage loans, while sales of mortgage loans on a flow basis are completed as HomeAmerican originates each loan. Mortgage loans sold to third-party purchasers include HomeAmerican’s representations and warranties with respect to certain borrower payment defaults, credit quality issues and/or misrepresentations made by us or our homebuyers. Substantially all of the mortgage loans originated by HomeAmerican are sold to third-party purchasers within 60 days of origination.

The following table sets forth the percent of mortgage loans sold by HomeAmerican to its primary third party purchasers during 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
Wells Fargo Funding, Inc.	52%	44%	45%
Bank of America, N.A.	17%	38%	34%
JPMorgan Chase Bank, N.A.	29%	16%	18%

On August 31, 2011, Bank of America announced its intention to sell its third-party mortgage operation and exit its correspondent mortgage lending business. Subsequently, Bank of America amended its prior announcement and indicated that no sale of the third-party mortgage operation was forthcoming, but that it would proceed with its original plan to exit its correspondent mortgage lending business, with the last date that they would purchase a mortgage being December 15, 2011.

Pipeline.  HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed (the “Locked Pipeline”) at December 31, 2011 and 2010 had an aggregate principal balance of approximately $22.9 million and $32.7 million, respectively, and were under interest rate lock commitments (“IRLC”) at an average interest rate of 3.93% and 4.17%, respectively. In addition, HomeAmerican had $78.3 million and $65.1 million of mortgage loans held-for-sale at December 31, 2011 and 2010, respectively.

Forward Sales Commitments.  HomeAmerican is exposed to market risks related to fluctuations in interest rates. HomeAmerican creates certain derivative instruments in the normal course of business, which primarily include commitments to originate mortgage loans (IRLC or Locked Pipeline). HomeAmerican uses forward sales of mortgage-backed securities and commitments to sell whole loans to hedge the interest rate risk inherent in the IRLC and its loan inventory held-for-sale. Forward sales securities commitments and flow loan sales commitments are used to hedge changes in fair value of mortgage loan inventory and commitments to originate mortgage loans. At December 31, 2011, HomeAmerican had $12.5 million in forward sales commitments.

HomeAmerican records its mortgage loans held-for-sale at fair value to achieve matching of the changes in the fair value of its derivative instruments with the changes in fair values of the loans it is hedging, without having to designate its derivatives as hedging instruments. For forward sales commitments, as well as commitments to originate mortgage loans that are still outstanding at the end of a reporting period, HomeAmerican records the changes in fair value of the derivatives in other revenue in the Consolidated Statements of Operations with an offset to either prepaid and other assets or accrued liabilities in the Consolidated Balance Sheets, depending on the nature of the change. The changes in fair value of HomeAmerican’s derivatives were not material during the years ended December 31, 2011, 2010 or 2009.

Competition.  The mortgage industry is consolidating with a handful of entities responsible for an increasing proportion of loans originated and serviced. Increasingly, HomeAmerican finds itself directly competing with the end purchasers of the loans it originates who are aggressively pursuing the Richmond American homebuyer at the time of sale. This trend has become more pronounced as the number of third party loan purchasers has decreased over time. These competitors may offer product or pricing benefits that are unavailable to HomeAmerican or may have the ability to offer mortgages with borrower credit characteristics that are less stringent than those offered by HomeAmerican. The competitive nature of our business is described in more detail in our description of Risk Factors.

Regulation.  Our mortgage lending operations are subject to compliance with applicable laws and regulations, which are described in more detail in our description of Risk Factors.

Insurance Operations.

General.  Our insurance operations consist of three business divisions: (1) Allegiant; (2) StarAmerican; and (3) American Home Insurance.

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

Allegiant generates premium revenue by providing to its customers, comprised primarily of the Company and certain of its subcontractors, products and completed operations coverage on homes sold by our homebuilding subsidiaries and for work performed in completed subdivisions. Allegiant seeks to provide to its customers coverage and insurance rates that are competitive with other insurers. StarAmerican generates premium revenue by providing re-insurance coverage to Allegiant. Allegiant and StarAmerican incur expenses for actual losses and loss adjustment expenses and for reserves established based on actuarial studies that include known facts, including the Company’s experience with similar insurance cases and historical trends involving insurance claim payment patterns, pending levels of unpaid insurance claims, claim severity, claim frequency patterns and interpretations of circumstances including changing regulatory and legal environments.

Regulation.  Allegiant and StarAmerican are licensed in the State of Hawaii and, therefore, are subject to regulation by the Hawaii Insurance Division. This regulation includes restrictions and oversight regarding: types of insurance provided; investment options; required capital and surplus; financial and information reporting; use of auditors, actuaries and other service providers; periodic examinations; and other operational items. Additionally, as a risk retention group, Allegiant also is registered in other states where certain MDC homebuilding subsidiaries do business.

American Home Insurance is an insurance agency that sells primarily personal property and casualty insurance products in the same markets as our homebuilding subsidiaries and primarily to our homebuyers.

Employees.

The table below summarizes the approximate number of employees for our Homebuilding, Financial Services and Other and Corporate segments at December 31, 2011 and 2010.

	December 31,
	2011	2010
Homebuilding Segments Combined	585	763
Financial Services and Other	82	92
Corporate	187	264

Total	854	1,119

Item 1A.	Risk Factors.

The homebuilding industry has experienced a significant downturn, and its duration and ultimate severity are uncertain. A continuation or further deterioration in industry conditions or in the broader economic conditions could have additional adverse effects on our business and financial results.

The homebuilding industry has been in a sustained downturn since 2006, and it has become one of the most severe housing downturns in U.S. history. The significant declines in the demand for new homes, oversupply of homes on the market and reductions in the availability of financing for homebuyers that have marked the downturn are continuing. We have experienced uncertainty and continued low demand for new homes, which negatively impacted our financial and operating results during the year ending December 31, 2011.

Our ability to recover from the downturn in the housing market has been negatively impacted by adverse industry and economic conditions. Home mortgage foreclosures have driven down home selling prices, making the purchase of a foreclosed home an attractive alternative to purchasing a new home. Homebuilders have responded with significant concessions, further adding to price declines. With the decline in the values of homes and in the inability of some homeowners to make their mortgage payments, the credit markets have been significantly disrupted, putting strains on many households and businesses. In the face of these conditions, weak economic conditions have continued, with high unemployment levels and overall low consumer confidence, particularly regarding the housing market. As a result, demand for new homes has remained at historically low levels.

If the downturn in the homebuilding and mortgage lending industries were to continue, or if the national economy weakens, we could continue to experience declines in the market value of our inventory and demand for our homes, which could have a significant negative impact on our Home Gross Margins and financial and operating results. If energy costs should increase, demand for our homes could be adversely impacted (because we are primarily a suburban residential builder), and the cost of building homes may increase, both of which could have a significant negative impact on our Home Gross Margins and financial and operating results.

Additionally, as a result of the difficult economic environment, we may be subject to increased counterparty risks, which may include, among others, banks under our letter of credit facilities and mortgage purchasers who may not be willing or able to perform on obligations to us. To the extent a third-party is unable to meet its obligations to us, our financial position, results of operations and/or cash flows could be negatively impacted.

These challenging conditions are complex and interrelated. We cannot predict their duration or ultimate severity nor can we provide assurance that our responses to the homebuilding downturn will be successful.

Our strategies in responding to the adverse conditions in the homebuilding industry and in the U.S. economy have had limited success, and the continued implementation of these and other strategies may not be successful.

Our recent strategies for responding to the current economic environment have been focused primarily on our sales and marketing efforts and significant personnel changes. To the extent these changes in our personnel or shifts in our sales and marketing strategies do not result in increased closings or increased Home Gross Margins, we may continue to experience depressed levels of orders for homes and closed homes and may continue to incur losses from operations.

Increased competition levels in the homebuilding and mortgage lending industries could result in lower net home orders, closings and decreases in the average selling prices of sold and closed homes, which would have a negative impact on our home sales revenue and results of operations.

The homebuilding industry is fragmented and highly competitive. Our homebuilding subsidiaries compete with numerous public and private homebuilders, including a number that are substantially larger and have greater financial resources than we do. Our homebuilding subsidiaries also compete with subdivision developers and land development companies, some of which are themselves homebuilders or affiliates of homebuilders. Homebuilders compete for customers, land, building materials, subcontractor labor and desirable financing. Competition for home orders primarily is based upon home sales price, home style, financing available to prospective homebuyers, location of property, quality of homes built, customer service and general reputation in the community, and may vary market-by-market and/or submarket-by-submarket. Additionally, competition within the homebuilding industry can be impacted through an excess supply of new and existing homes available for sale resulting from a number of factors including, among other things, increases in unsold started homes available for sale and increases in home foreclosures. Increased competition, including lower home sales prices offered by our competitors as experienced during 2011, can cause us to decrease our home sales prices and/or increase home sales incentives in an effort to generate new home sales and maintain homes in Backlog until they close. These competitive pressures are likely to continue for some time and could affect our ability to maintain existing home sales prices, which may negatively impact our future financial and operating results.

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

Our homebuilding subsidiaries acquire land for the replacement of land inventory and/or expansion within our current markets and may, from time to time, purchase land for expansion into new markets. The fair value of our land and land under development and housing completed or under construction inventory depends on market conditions. Factors that can impact our determination of the fair value of our inventory primarily include home sales prices, levels of home sales incentives and home construction costs. Our home sales prices and/or levels of home sales incentives can be impacted by, among other things, decreased demand for new homes, decreased home prices offered by our competitors, home foreclosure levels, decreased ability of our homebuyers to obtain suitable mortgage loan financing and high levels of home order cancellations. Additionally, our home construction costs can be impacted by, among other things, shortages of subcontractor labor and changes in costs associated with subcontracted labor, building materials and other resources. If we are required to decrease home sales prices and/or increase incentives in an effort to generate new home sales, maintain homes in Backlog or remain competitive with the home sales prices offered by our competitors, or if our home construction costs increase, we may not be able to recover the carrying costs of our inventory when our homebuilding subsidiaries build and sell homes. Under such circumstances, we may be required to record additional impairments of our inventory. Additionally, due to the uncertainty in the homebuilding and mortgage lending industries and the overall United States economy, it is reasonably possible for us to experience declines in the market value of our homes and, as a result, additional inventory impairments could be recorded in future reporting periods. Any such additional inventory impairments would have a negative impact on our financial position and results of operations in the future reporting period in which they were recorded.

Increases in our cancellations could have a negative impact on our Home Gross Margins and home sales revenue.

Home order cancellations can result from a number of factors, including declines in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable financing, including providing sufficient down payments, and adverse changes in economic conditions.

Increased levels of home order cancellations would have a negative impact on our home sales revenue and financial and operating results in future reporting periods.

If land is not available at reasonable prices or terms, our homes sales revenue and results of operations could be negatively impacted and/or we could be required to scale back our operations in a given market.

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

The mortgage lending industry continues to experience significant instability, including defaults on subprime loans and other nonconforming loans and expectations of increasing interest payment requirements and further defaults. These factors have resulted in a decline in the market value of many mortgage loans and related securities. Lenders, regulators and others have questioned the adequacy of lending standards and other credit requirements for several loan products and programs offered in prior years. Credit requirements tightened, and investor demand for mortgage loans and mortgage-backed securities declined. The deterioration in credit quality has caused almost all lenders to eliminate subprime mortgages and most other loan products that are not eligible for sale to Fannie Mae or Freddie Mac or loans that do not meet FHA and VA requirements. Fewer loan products, tighter loan qualifications and a reduced willingness of lenders to make loans in turn have made it more difficult for many homebuyers to finance the purchase of our homes. These factors have served to reduce the pool of qualified homebuyers and made it more difficult to sell to first-time and move-up buyers who have historically been our customers. These reductions in demand have adversely affected our business and financial results, and the duration and severity of the effects remain uncertain.

We believe that the liquidity provided by Fannie Mae and Freddie Mac to the mortgage industry has been very important to the housing market. The future of these entities is in question. Any reduction in the availability of the financing provided by these institutions could adversely affect interest rates, mortgage availability and our sales of new homes and mortgage loans.

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

We are subject to risks associated with mortgage loans, including, besides conventional mortgage loans, previously originated and sold Alt-A, and sub-prime mortgage loans, second mortgage loans, high loan-to-value mortgage loans and jumbo mortgage loans (mortgage loans with principal balances that exceed various thresholds in our markets). These risks may include, among other things, compliance with mortgage loan underwriting criteria and the associated homebuyers’ performance, which could require HomeAmerican to repurchase certain of those mortgage loans or provide indemnification. Repurchased mortgage loans and/or the settlement of claims associated with such loans had in 2011 and could have in the future a substantial impact on HomeAmerican’s results of operations, liquidity and cash flow.

Decreases in the market value of our investments in marketable securities could have an adverse impact on our results of operations.

We have invested $519.9 million in marketable securities at December 31, 2011, the market value of which is subject to changes from period to period. Decreases in the market value of our marketable securities could have an adverse impact on our statements of financial position, results of operations and cash flow.

As of December 31, 2011, we are utilizing a new Enterprise Resource Planning (“ERP”) system in all but two of our homebuilding divisions and, if we encounter significant problems with this implementation or implementation throughout our remaining homebuilding divisions, it could have an adverse impact on our operating activities and/or financial reporting capabilities.

As of December 31, 2011, we have been utilizing a new ERP system in eight of our ten homebuilding divisions. The full implementation of this system throughout all of our homebuilding divisions is scheduled to take place over the course of the next year. To the extent that we encounter significant problems, delays or disruptions in our implementation process, our ability to effectively monitor and manage our operating activities and/or financial reporting capabilities could be adversely impacted.

Our financial services operations have concentration risks that could impact our results of operations.

There are a limited number of third-party purchasers of mortgage loans originated by HomeAmerican. On August 31, 2011, Bank of America, one of our third-party purchasers, announced its intention to sell its third-party mortgage operation and exit its correspondent mortgage lending business. Subsequently, Bank of America amended its prior announcement and indicated that no sale of the third-party mortgage operation was forthcoming, but that it would proceed with its original plan to exit its correspondent mortgage lending business, with the last date that they would purchase a mortgage being December 15, 2011. If we continue to see other third-party purchasers of mortgage loans exit the business, our operations could be impacted adversely due to reduced competition and having fewer bidders for originated mortgage loans we sell, which could result in us receiving a lower price for such originated mortgage loans.

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

Continued military deployments, terrorist attacks, other acts of violence or threats to national security, and any corresponding response by the United States or others, or related domestic or international instability, may adversely affect general economic conditions or cause a slowdown of the economy.

As a result of the foregoing matters, potential customers may be less willing or able to buy our homes. In the future, our pricing strategies may continue to be limited by market conditions. We may be unable to change the mix of our home offerings, reduce the costs of the homes we build or offer more affordable homes to maintain our Home Gross Margins or satisfactorily address changing market conditions in other ways. In addition, Cancellations of home sales contracts in Backlog may increase as homebuyers choose to not honor their contracts.

Our financial services business is closely related to our homebuilding business, as it originates mortgage loans principally to purchasers of the homes we build. A decrease in the demand for our homes because of the foregoing matters may also adversely affect the financial results of this segment of our business. An increase in the default rate on the mortgages we originate may adversely affect our ability to sell the mortgages or the pricing we receive upon the sale of mortgages or may increase our potential exposure regarding those mortgage loan sales. Because of the uncertainties inherent in these matters, actual future obligations could differ significantly from our current estimates.

Because of the seasonal nature of our business, our quarterly operating results can fluctuate.

We may experience noticeable seasonality and quarter-to-quarter variability in homebuilding activity levels. In general, the number of homes closed and associated home sales revenue can increase during the third and fourth quarters, compared with the first and second quarters. We believe that this type of seasonality reflects the historical tendency of homebuyers to purchase new homes in the spring with closings scheduled in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions in certain markets. During 2011, 2010 and 2009, this seasonality pattern was not apparent in our financial or operating results. The extent to which historical seasonality patterns may have contributed to actual 2011, 2010 and 2009 home sales and closing levels is unknown, and there can be no assurances that this seasonality pattern will be apparent in future reporting periods.

Supply shortages and other risks related to the demand for skilled labor and building materials could increase costs and delay deliveries.

The residential construction industry experiences labor and material shortages from time to time, including: work stoppages; labor disputes and shortages in qualified trades people, insulation, drywall, concrete, steel and lumber; lack of availability of adequate utility infrastructure and services; our need to rely on local subcontractors who may not be adequately capitalized or insured; and shortages, delays in availability, or fluctuations in prices, of building materials. These labor and material shortages can be more severe during periods of strong demand for housing or during periods in which the markets where we operate experience natural disasters that have a significant impact on existing residential and commercial structures. Additionally, we could experience labor shortages as a result of subcontractors going out of business. Any of these circumstances could give rise to delays in the start or completion of our residential communities, increase the cost of developing one or more of our residential communities and increase the construction cost of our homes. To the extent that market conditions prevent the recovery of increased costs, including, among other things, subcontracted labor, finished lots, building materials, and other resources, through higher selling prices, our Home Gross Margins and results of operations could be affected negatively.

Increased costs of lumber, framing, concrete, steel and other building materials could cause increases in construction costs. We generally are unable to pass on increases in construction costs to customers who have already entered into sales contracts, as those sales contracts generally fix the price of the homes at the time the contracts are signed, which may be well in advance of the construction of the home. Sustained increases in construction costs may, over time, erode our Home Gross Margins, particularly if pricing competition restricts our ability to pass on any additional costs of materials or labor, thereby decreasing our Home Gross Margins.

Natural disasters could cause an increase in home construction costs, as well as delays, and could negatively impact our results of operations.

The climates and geology of many of the markets in which we operate present increased risks of natural disasters. To the extent that hurricanes, severe storms, earthquakes, droughts, floods, heavy or prolonged precipitation, wildfires or other natural disasters or similar events occur, the financial and operating results of our business may be negatively impacted.

We are dependent on the services of key employees, and the loss of their services could hurt our business.

Although we believe that the Company has made provision for adequately staffing current operations, because of our efforts to “right-size” our organization during the past five years, retaining our skilled people has become a critical area of focus. Our future success depends, in part, on our ability to attract, train and retain skilled personnel. If we are unable to retain our key employees or attract, train and retain other skilled personnel in the future, it could have an adverse impact on our financial and operating results.

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

None.

Item 2.	Properties.

Our corporate office is located at 4350 South Monaco Street, Denver, Colorado 80237, where we lease office space in a 144,000 square foot office building. Our homebuilding divisions and, in some markets, other MDC subsidiaries, including HomeAmerican, American Home Insurance and American Home Title, lease additional office space. The table below outlines the number of office facilities that are leased and the approximate square footage leased in each market at December 31, 2011. While currently we are satisfied with the suitability and capacity of our office locations, we continue to evaluate them in view of market conditions.

	Number of Leased Facilities	Total Square Footage Leased
Arizona	3	39,000
California	2	34,000
Colorado	6	184,000
Florida	1	10,000
Maryland	2	21,000
Nevada	2	11,000
Utah	2	19,000
Virginia	3	25,000
Washington	2	22,000

Total	23	365,000

Item 3.	Legal Proceedings.

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

West Virginia Litigation

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

These cases have been settled in principle subject to approval by the court. The Company does not expect that the settlement will result in a loss exceeding amounts already recognized.

Shareholder Derivative Litigation

On September 28, 2011, a shareholder derivative lawsuit was filed by Martha Woodford in the United States District Court for the District of Delaware, Civil Action No. 11-00879-RGA. In the lawsuit, the plaintiff makes claims against our board of directors and our executive officers for alleged breaches of fiduciary duty, violation of Section 14(a) of the Securities Exchange Act, corporate waste and unjust enrichment relating to the Company’s executive officer compensation practices. The plaintiff seeks monetary damages and injunctive relief on behalf of the Company, and attorneys’ and other professional fees and costs. The parties have reached an agreement in principle, providing for the settlement of the lawsuit. Under the terms of the proposed settlement, the Company would implement certain corporate governance procedures and pay legal fees to the plaintiffs. The Company’s directors and executive officers admit no liability. The proposed settlement is subject to shareholder notice and court approval. If the court approves the settlement, the lawsuit will be dismissed with prejudice. The Company does not expect that the settlement will result in a loss exceeding amounts already recognized.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

At December 31, 2011, MDC had 657 shareowners of record. The shares of MDC common stock are traded on the New York Stock Exchange. The following table sets forth, for the periods indicated, the closing price ranges of MDC’s common stock.

	Three Months Ended
	March 31	June 30	September 30	December 31
2011
High	$31.80	$29.19	$26.11	$23.09
Low	24.79	24.18	16.09	15.39

2010
High	$35.51	$37.96	$29.72	$29.88
Low	30.04	26.33	25.69	24.63

The following table sets forth the cash dividends declared and paid in 2011 and 2010 (dollars in thousands, except per share amounts).

	Date of Declaration	Date of Payment	Dividend per Share	Total Dividends Paid
2011
First quarter	January 24, 2011	February 23, 2011	$0.25	$11,824
Second quarter	April 27, 2011	May 25, 2011	0.25	11,868
Third quarter	July 25, 2011	August 24, 2011	0.25	11,868
Fourth quarter	October 24, 2011	November 22, 2011	0.25	11,872

			$1.00	$47,432

2010
First quarter	January 25, 2010	February 24, 2010	$0.25	$11,784
Second quarter	April 26, 2010	May 26, 2010	0.25	11,786
Third quarter	July 26, 2010	August 25, 2010	0.25	11,785
Fourth quarter	October 25, 2010	November 23, 2010	0.25	11,785

			$1.00	$47,140

On January 23, 2012, MDC’s board of directors declared a quarterly cash dividend of twenty five cents ($0.25) per share. The dividend will be paid on February 22, 2012 to shareowners of record on February 8, 2012.

There were no shares of MDC common stock repurchased during the years ended December 31, 2011, 2010 or 2009. At December 31, 2011, we were authorized to repurchase up to 4,000,000 shares of our common stock.

Performance Graph

Set forth below is a graph comparing the yearly change in the cumulative total return of the MDC’s common stock with the cumulative total return of the Standard & Poor’s 500 Stock Index and with that of a peer group of other homebuilders over the five-year period ending on December 31, 2011, weighted as of the beginning of that period.

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

	Year Ended December 31,
	2011	2010	2009	2008	2007
INCOME STATEMENT DATA
Home sales revenue	$805,164	$921,022	$837,054	$1,358,148	$2,765,981
Total revenue	844,168	958,655	898,303	1,458,108	2,885,659
Home cost of sales	686,661	745,085	686,854	1,184,865	2,380,427
Asset impairments	14,901	21,647	30,986	298,155	726,621
General and administrative expenses(1)	137,314	166,993	162,485	191,574	283,346
Loss on extinguishment of senior notes(2)	38,795	-	-	-	-
(Loss) income before income taxes(3)(4)	(107,472)	(70,601)	(107,335)	(382,135)	(756,464)
Net (loss) income(5)(6)	(98,390)	(64,770)	24,679	(380,545)	(636,940)
Basic (loss) earnings per common share	(2.12)	(1.40)	0.52	(8.25)	(13.94)
Diluted (loss) earnings per common share	(2.12)	(1.40)	0.52	(8.25)	(13.94)
Dividends declared per share	1.00	1.00	1.00	1.00	1.00

	December 31,
	2011	2010	2009	2008	2007
BALANCE SHEET DATA
Assets
Cash and cash equivalents	$343,361	$572,225	$1,234,252	$1,304,728	$1,004,763
Marketable securities	519,943	968,729	327,944	54,864	-
Housing completed or underconstruction	300,714	372,422	260,324	415,500	902,221
Land and land under development	505,338	415,237	262,860	241,571	574,085
Total assets	1,858,725	2,547,769	2,429,308	2,474,938	3,012,764
Debt and Line of Credit
Senior notes(2)	$744,108	$1,242,815	$997,991	$997,527	$997,091
Mortgage repurchase facility	48,702	25,434	29,115	34,873	-
Mortgage line of credit	-	-	-	-	70,147

Total debt and lines of credit	$792,810	$1,268,249	$1,027,106	$1,032,400	$1,067,238

Stockholders’ Equity	$868,636	$983,683	$1,073,146	$1,080,920	$1,476,013
Stockholders’ Equity per Outstanding Share	$18.11	$20.87	$22.82	$23.16	$32.05

	Year Ended December 31,
	2011	2010	2009	2008	2007
OPERATING DATA
Homes closed (units)	2,762	3,245	3,013	4,488	8,195
Average selling price per home closed	$291.5	$283.8	$277.8	$302.6	$337.5
Orders for homes, net (units)	2,887	3,261	3,306	3,074	6,504
Homes in Backlog at period end (units)	1,043	842	826	533	1,947
Estimated Backlog sales value at period end	$330,000	$269,000	$265,000	$173,000	$650,000
Estimated average selling price of homes in Backlog	$316.4	$319.5	$320.8	$324.6	$333.8
Active subdivisions at year-end	187	148	133	191	278
Cash Flows From
Operating activities	$(80,284)	$(209,081)	$202,454	$479,511	$592,583
Investing activities(7)	$404,264	$(644,466)	$(224,992)	$(113,439)	$(1,447)
Financing activities(2)(8)	$(552,844)	$191,520	$(47,938)	$(66,107)	$(94,320)

(1)

General and administrative expenses declined from $167.0 million for the year ended December 31, 2010 to $137.3 million for the year ended December 31, 2011, largely due to the Company’s efforts to reduce compensation expense.

(2)

During 2011, we completed a debt tender offer and redemptions of our 7% Senior Notes due 2012 and 5 1/2% Senior Notes due 2013. As a result of these transactions, we paid $537.7 million to extinguish $500 million in debt principal and recorded a $38.8 million expense for loss on extinguishment of debt.

(3)

Loss before income taxes for the years ended December 31, 2011, 2010, 2009 and 2008 includes the impact of recording to interest expense $20.7 million, $38.2 million, $38.1 million and $18.0 million, respectively, of interest incurred on our senior notes that could not be capitalized due to our qualifying assets, i.e. inventory that is actively being developed, being less than our senior note debt.

(4)

Loss before income taxes for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 includes the impact of generating $30.9 million, $26.6 million, $12.2 million, $35.8 million and $38.9 million of interest income and other, respectively.

(5)

Net income for the year ended December 31, 2009 includes the income tax benefit of being able to carry back $142.6 million of net operating losses due to the expanded NOL carryback provisions contained in the Worker, Homeownership, and Business Assistance Act of 2009, signed into law on November 6, 2009.

(6)

Net loss for the years ended December 31, 2011, 2010, 2008 and 2007 includes the impact of recording valuation allowances of $45.1 million, $25.1 million, $134.3 million and $160.0 million, respectively, against our deferred tax assets.

(7)

Investing activities during the year ended December 31, 2011 include proceeds from the sale and maturity of investments, net of purchases, of $436.1 million. Investing activities during the years ended December 31, 2010, 2009 and 2008 include the purchases of $638.0 million, $273.1 million and $54.9 million in marketable securities, net of sales and maturities.

(8)

Cash provided by financing activities during the year ended December 31, 2010 primarily resulted from $242.3 million raised through our issuance of senior notes in January 2010, partially offset by $47.1 million in cash dividends.

Seasonality and Variability in Quarterly Results

We may experience noticeable seasonality and quarter-to-quarter variability in homebuilding activity levels. In general, the number of homes closed and associated home sales revenue can increase during the third and fourth quarters, compared with the first and second quarters. We believe that this type of seasonality reflects the historical tendency of homebuyers to purchase new homes in the spring with closings scheduled in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions in certain markets. During 2011 and 2010, this seasonality pattern was not apparent in our financial or operating results. However, the extent to which historical seasonality patterns may have contributed to actual 2011 and 2010 home sales and closing levels is unknown, and there can be no assurances that this seasonality patterns will be apparent in future reporting periods.

The following table reflects our unaudited summarized quarterly consolidated financial and operational information for each of the twelve months ended December 31, 2011 and 2010 (in thousands, except per share and unit amounts). See “Forward-Looking Statements” above.

	Quarter
	Fourth	Third	Second	First
2011
Home sales revenue	$230,732	$204,886	$206,163	$163,383
Total revenue	247,376	211,360	215,685	169,747
Asset impairments	811	4,692	9,119	279
General and administrative expenses	28,745	35,580	36,237	36,752
Loss on extinguishment of senior notes	21,527	17,268	-	-
Loss before income taxes	(19,776)	(34,189)	(29,803)	(23,704)
Net income (loss)	(18,821)	(31,710)	(27,980)	(19,879)
Orders for homes, net (units)	523	595	1,064	705
Homes closed (units)	792	707	709	554
Home Gross Margins	15.0%	16.8%	13.1%	13.7%
Homes in Backlog at period end (units)	1,043	1,312	1,424	993
Estimated Backlog sales value at period end	$330,000	$405,000	$433,000	$312,000
Earnings (loss) per share
Basic	$(0.40)	$(0.68)	$(0.60)	$(0.43)
Diluted	$(0.40)	$(0.68)	$(0.60)	$(0.43)

	Quarter
	Fourth	Third	Second	First
2010
Home sales revenue	$252,302	$216,501	$311,276	$140,943
Total revenue	259,566	225,681	326,330	147,078
Asset impairments	17,929	3,718	-	-
General and administrative expenses	42,933	39,269	44,588	40,203
Loss before income taxes	(35,066)	(10,594)	(3,699)	(21,242)
Net loss	(29,974)	(10,239)	(3,684)	(20,873)
Orders for homes, net (units)	519	796	1,015	931
Homes closed (units)	865	722	1,135	523
Home Gross Margins	17.0%	20.9%	18.1%	22.4%
Homes in Backlog at period end (units)	842	1,188	1,114	1,234
Estimated Backlog sales value at period end	$269,000	$368,000	$351,000	$381,000
Loss per share
Basic	$(0.65)	$(0.22)	$(0.08)	$(0.45)
Diluted	$(0.65)	$(0.22)	$(0.08)	$(0.45)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

EXECUTIVE SUMMARY

Industry Overview

At the end of 2011, our industry began to see signs of a possible recovery in the housing market and for the U.S. economy as a whole. Nevertheless, during 2011, our industry continued to be impacted by (1) an oversupply of homes available for sale (primarily foreclosed units built in prior years); (2) depressed consumer demand, primarily due to low consumer confidence and elevated unemployment; (3) strong competition for prospective homebuyers; (4) a decrease in the availability of mortgage loan financing; and (5) the expiration of the federal homebuyer tax credit during 2010. These factors contributed to continued depressed operating results for our Company by many measures in 2011.

Summary Results

Revenue for the year ended December 31, 2011 was $844.2 million, down 12% from $958.7 million for the year ended December 31, 2010, primarily due to a 15% year-over-year decrease in the number of homes closed. Our pretax loss for the year ended December 31, 2011 was $107.5 million, including a $38.8 million charge related to the extinguishment of debt and $21.9 million of asset impairments and project abandonment charges. For the year ended December 31, 2010, our pretax loss was $70.6 million, which included no charges related to the extinguishment of debt and $24.7 million of asset impairments and project abandonment charges.

Home Gross Margins (as defined below) for the year ended December 31, 2011 were 14.7%, down 440 basis points from the 19.1% for the year ended December 31, 2010. The decrease can be explained in part by adjustments made to warranty reserves; for the year ended December 31, 2011, Home Gross Margins benefited from only a $5.5 million reduction in warranty reserves, down significantly from a $20.8 million benefit for the year ended December 31, 2010. In addition, Home Gross Margins in the first half of 2011 were negatively impacted by closing a high percentage of unsold started homes under construction, which historically are less profitable than homes that are started with a buyer under contract. The increase in the percentage of unsold started homes closed was driven by a strategy of offering elevated incentives to reduce our number of unsold started homes in inventory. During the second half of 2011, Home Gross Margins began to recover as our percentage of closed unsold started homes decreased.

General and administrative expenses declined from $167.0 million for the year ended December 31, 2010 to $137.3 million for the year ended December 31, 2011, largely due to the Company’s efforts to reduce compensation expense. Also, interest expense decreased from $38.6 million for the year ended December 31, 2010 to $21.1 million for the year ended December 31, 2011 as the Company (1) capitalized more interest incurred to inventory during 2011, and (2) decreased the amount of interest incurred during 2011 by extinguishing $500 million of debt during the second half of 2011.

Net orders for the year ended December 31, 2011 decreased to 2,887 homes, compared with 3,261 net orders for the year ended December 31, 2010. The decrease in home orders is explained primarily by an increase in the number of Cancellations, with many of the Cancellations caused by homebuyers experiencing difficulty in obtaining mortgage financing. In addition, our home orders were impacted by the Company’s initiative to reduce our available supply of unsold started homes. At December 31, 2011, we had 1,043 homes in Backlog, up 24% compared with 842 homes in Backlog at December 31, 2010.

Strategic Actions

Our Company is aggressively pursuing a goal of returning to profitability in 2012, even if overall market conditions do not improve. During the first half of 2011, the Company focused on achieving this goal largely by increasing community count, giving us the opportunity to capture additional market share and drive higher revenues in future periods. This effort resulted in a 26% year-over-year increase in our active subdivisions at December 31, 2011 through (1) growth in existing markets and (2) our expansion into the Seattle market as a result of our acquisition of substantially all of the assets of a homebuilding company in April 2011.

However, in mid-2011, the Company decided that its inventory of controlled lots was sufficient to meet current levels of demand. Therefore, during the second half of 2011, we shifted our focus to three major items that we believe will aid us in returning to profitability. These items are: (1) reducing our general and administrative expenses, (2) evaluating and improving our sales process and organization, and (3) reducing our capital costs.

1)

Reducing our general and administrative expenses.  During 2009 and 2010, we maintained a general and administrative structure designed to open new communities, implement a new enterprise resource planning system, and position ourselves for expected market improvement. However, as market conditions remained depressed, we took steps to substantially reduce general and administrative expenses during 2011. This was accomplished primarily by reducing our general and administrative headcount by approximately 35% during the year ended December 31, 2011, with the most significant reductions coming during the second half of the year. Other cost reduction initiatives include (1) reducing rent expense for the facilities we lease in different markets across the country, (2) lowering the operating costs associated with our Home Galleries (as defined below), (3) centralizing our finance and accounting operations, and (4) restructuring compensation programs for various Company departments.

2)

Evaluating and improving our sales process and organization.  As we looked at the communities we already owned in 2011, we closely analyzed our sales process and organization and made improvements in several areas in response to adverse economic conditions and significant competitive pressures. These changes are being managed by a new, highly experienced leader for our sales organization.

Over the past two years, we had relied on large promotions as a critical component of our sales strategy. While these promotions were successful in producing a high level of urgency for our sales personnel and customers, we also experienced increased volatility in sales absorptions and Cancellation Rates (as defined below), which created inefficiencies on the operational and back-office side of our business. As a result, during 2011, we modified our sales and marketing strategies to rely less on these large promotions in the future.

Furthermore, during the 2011 third quarter, we changed our approach to how we manage unsold started homes, which historically yielded Home Gross Margins significantly below these on homes that are started with a buyer under contract. Going forward, we plan to limit the number of unsold started homes that we build in most of our markets.

Also, we have adjusted the way we sell home upgrades to our customers. In many of our subdivisions across the Company, we plan to include a higher level of upgrades in our base home price, including many of the upgrades historically chosen most frequently by our customers. This approach should give our homebuyers a better understanding of the “all-in” sales price of their homes at the time of contract, while still providing them with the opportunity to upgrade further based on their preferences.

In addition, we have instituted a new sales training program for our sales associates and managers that is focused on reducing our dependence on the use of large incentives to sell homes.

We believe that the combination of these changes to our sales organization and processes will give us the opportunity to increase Home Gross Margins and the pace of home orders in future periods. See “Forward-Looking Statements” above.

3)

Reducing our capital costs.  To start 2011, our total capital significantly exceeded our investment in our core homebuilding assets. Given that we decreased our focus on deploying capital in additional subdivisions, we decided in mid-2011 to eliminate some of our outstanding debt that we had no current need to use in our homebuilding business. As a result of this decision, we extinguished $500 million of debt during 2011. Although we incurred a charge of $38.8 million related to this extinguishment, our annualized interest incurred going forward will be reduced by roughly $30 million as a result. Even after the debt extinguishment, we have significant capital available for investment in opportunities that we may identify in the future.

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

Homebuilding Inventory Valuation.  Our homebuilding inventories include assets associated with subdivisions in which we intend to construct and sell homes. Homebuilding inventories are carried at cost unless events and circumstances indicate that the carrying value of the underlying subdivision may not be recoverable. We determine impairments on a subdivision level basis as each such subdivision represents the lowest level of identifiable cash flows. In making this determination, we review, among other things, the following for each subdivision:

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

Management determines the estimated fair value of each subdivision either: (1) by determining the present value of the estimated future cash flows at discount rates that are commensurate with the risk of the subdivision under evaluation; or (2) assessing the market value of the land in its current condition by considering the estimated price a willing buyer would pay for the land (other than in a forced liquidation), and recent land purchase transactions that the Company believes are indicators of fair value. The estimated future cash flows are the same for both our recoverability and fair value assessments. Factors we consider when determining the discount rate to be used for each subdivision include, among others:

•	the number of lots in a given subdivision;

•	the amount of future land development costs to be incurred;

•	risks associated with the home construction process, including the stage of completion for the entire subdivision and the number of owned lots under construction; and

•	the estimated remaining lifespan of the subdivision.

During the years ended December 31, 2011, 2010 and 2009, discount rates used in our estimated discounted cash flow assessments generally ranged from 13% to 18%. We recorded $10.9 million, $15.9 million and $21.0 million of impairments to our land and land under development during the years ended December 31, 2011, 2010 and 2009, respectively, and $2.0 million, $5.3 million and $8.4 million of impairments to our housing completed or under construction during the years ended December 31, 2011, 2010 and 2009, respectively. We allocate the impairments recorded between housing completed or under construction and land and land under development for each impaired subdivision based upon the status of construction of a home on each lot (i.e. if the lot is in housing completed or under construction, the impairment for that lot is recorded against housing completed or under construction). The allocation of impairment is the same with respect to each lot in a given subdivision. These impairments, together with impairments of our held-for-sale inventory and prepaid expenses and other assets of $1.9 million, $0.4 million and $0.6 million for the years ended December 31, 2011, 2010 and 2009, respectively, are presented as a separate line item in the Consolidated Statements of Operations. Changes in management’s estimates, particularly the timing and amount of the estimated future cash inflows and outflows and forecasted average selling prices of homes to be sold and closed can materially affect any impairment calculation. Because our forecasted cash flows are impacted significantly by changes in market conditions, it is reasonably possible that actual results could differ significantly from those estimates.

Warranty Reserves.  Our homes are sold with limited third-party warranties. We record expenses and warranty reserves for general and structural warranty claims, as well as reserves for known, unusual warranty-related expenditures. Warranty reserves are established based upon historical payment experience in an amount estimated to be adequate to cover expected costs of materials and outside labor during warranty periods. The establishment of warranty reserves for closed homes and the evaluation of our warranty reserve balance are primarily based on an actuarial study that includes known facts and interpretations of circumstances, including, among other things, our trends in historical warranty payment levels and warranty payments for claims not considered to be normal and recurring.

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

Insurance Reserves.  We record expenses and liabilities for losses and loss adjustment expenses for claims associated with: (1) insurance policies issued by StarAmerican and Allegiant; (2) self-insurance; and (3) deductible amounts under our insurance policies. The establishment of the provisions for outstanding losses and loss adjustment expenses is based on actuarial studies that include known facts and interpretation of circumstances, including our experience with similar cases and historical trends involving claim payment patterns, pending levels of unpaid claims, product mix or concentration, claim severity, frequency patterns (such as those caused by natural disasters), fires or accidents, depending on the business conducted and changing regulatory and legal environments. The process of determining our insurance reserve balances necessarily requires estimates associated with various assumptions, each of which can positively or negatively impact our insurance reserve balances. A 1% change in our estimated ultimate insurance losses for homes that closed over the last ten years would result in an adjustment to our insurance reserve balance of approximately $1 million. Additionally, it is possible that changes in the claim rate or the average cost per claim used to estimate the self-insured reserves could have a material impact on our insurance reserve balances.

Litigation Accruals.  In the normal course of business, we are a defendant in claims primarily relating to construction defects, product liability and personal injury claims. These claims seek relief from us under various theories, including breach of implied and express warranty, negligence, strict liability, misrepresentation and violation of consumer protection statutes. We have accrued for losses that may be incurred with respect to legal claims based upon information provided by our legal counsel, including counsel’s on-going evaluation of the merits of the claims and defenses. Due to uncertainties in the estimation process, actual results could vary from those accruals and could have a material impact on our results of operations. At December 31, 2011 and 2010, we had legal accruals of $9.4 million and $14.2 million, respectively. We continue to evaluate litigation accruals and, based on historical results, believe that our existing estimation process is accurate and do not anticipate the process to change materially in the future. Additionally, because our litigation accruals can be impacted by a significant number of factors, we do not believe it is possible to develop a sensitivity analysis with a level of precision that would be meaningful to an investor.

Income Taxes – Valuation Allowance.  A valuation allowance is recorded against a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not (a likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law (generally 2 and 20 years, respectively). The four sources of taxable income to be considered in determining whether a valuation allowance is required include:

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

•	an excess of appreciated asset value over the tax basis of a company’s net assets in an amount sufficient to realize the deferred tax asset; and

•	existing Backlog that will produce sufficient taxable income to realize the deferred tax asset based on existing sales prices and cost structures.

Examples of negative evidence may include:

•	the existence of “cumulative losses” (generally defined as a pre-tax cumulative loss for the current and previous two years);

•	an expectation of being in a cumulative loss position in a future reporting period;

•	a carryback or carryforward period that is so brief that it would limit the realization of tax benefits;

•	a history of operating loss or tax credit carryforwards expiring unused; and

•	unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels on a continuing basis.

The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. A company must use judgment in considering the relative impact of positive and negative evidence. At December 31, 2011 and 2010, we had a full valuation allowance of $281.2 million and $231.4 million, respectively, recorded against our net deferred tax asset, primarily due to our experiencing a three-year cumulative operating loss as of December 31, 2011 and 2010. Future adjustments to our deferred tax asset valuation allowance will be determined based upon changes in the expected realization of our net deferred tax assets.

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

The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority. At December 31, 2011 and 2010, our liability for unrecognized tax benefits was $3.3 million and $55.9 million, respectively. This decrease resulted primarily from our settlement with the IRS on the audit of our 2004 and 2005 federal income tax returns and settlement of various state income tax matters as discussed in Note 7 to the Consolidated Financial Statements.

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

When a home is closed, we generally have not yet paid or incurred all costs necessary to complete the construction of the home and certain land development costs. At the time of a home closing, we compare the home construction budgets to actual recorded costs to determine the additional estimated costs remaining to be paid on each closed home. For amounts not incurred or paid as of the time of closing a home, we record an estimated accrual associated with certain home construction and land development costs. Generally, these accruals are established based upon contracted work that has yet to be paid, open work orders not paid at the time of home closing, punch list items identified during the course of the homebuyer’s final walkthrough of the home, as well as land completion costs more likely than not to be incurred, and represent estimates believed to be adequate to cover the expected remaining home construction and land development costs. We monitor the adequacy of these accruals on a house-by-house basis and in the aggregate on both a market-by-market and consolidated basis. At December 31, 2011 and 2010, we had $10.6 million and $12.5 million, respectively, of land development and home construction accruals for closed homes. Actual results could differ from such estimates.

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

Mortgage Loan Loss Reserves.  In the normal course of business, we establish reserves for potential losses associated with HomeAmerican’s sale of mortgage loans to third-parties. These reserves are created to address repurchase and indemnity claims by third-party purchasers of the mortgage loans, which claims arise primarily out of allegations of homebuyer fraud at the time of origination of the loan. These reserves are based upon, among other matters: (1) pending claims received from third-party purchasers associated with previously sold mortgage loans; (2) a current assessment of the potential exposure associated with future claims of homebuyer fraud in mortgage loans originated in prior periods; and (3) historical loss experience. Significant changes in the number and magnitude of claims to repurchase previously sold mortgage loans could have a material impact on our results of operations. Our mortgage loan reserves are reflected as a component of accrued liabilities in the Consolidated Balance Sheets, and the associated expenses are included as a component of general and administrative expenses in the Consolidated Statements of Operations. At December 31, 2011 and 2010, we had mortgage loan loss reserves of $0.4 million and $6.9 million, respectively. As discussed in Note 10, we had a number of significant settlements of third-party purchasers’ claims and potential claims with respect to previously sold mortgage loans, including a recent comprehensive settlement with Bank of America. As a result, we incurred expenses and made cash payments of $8.0 million and $14.5 million, respectively, during the year ended December 31, 2011.

Stock-Based Compensation.  Accounting for share-based payment awards, generally grants of stock options and restricted stock can require significant judgment in estimating the fair value of the share-based payment awards and related compensation. Stock-based compensation expense was $15.4 million, $17.5 million and $15.1 million for the years ended December 31, 2011, 2010 and 2009, respectively, and was recorded to general and administrative expenses in the Consolidated Statements of Operations.

Determining the appropriate fair value model and calculating the fair value of stock option awards requires judgment, including estimating stock price volatility, annual forfeiture rates and the expected life of an award. We estimated the fair value for stock options granted during the twelve months ended December 31, 2011, 2010 and 2009 using the Black-Scholes option pricing model. The Black-Scholes option pricing model calculates the estimated fair value of stock options based upon the following inputs: (1) closing price of the Company’s common stock on the measurement date (generally the date of grant); (2) exercise price; (3) expected stock option life; (4) expected volatility; (5) risk-free interest rate; and (6) expected dividend yield rate. The expected life of employee stock options represents the period for which the stock options are expected to remain outstanding and is derived primarily from historical exercise patterns. The expected volatility is based on the historical volatility in the price of our common stock over the most recent period commensurate with the estimated expected life of our employee stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur and other relevant factors. The risk-free interest rate assumption is determined based upon observed interest rates appropriate for the expected term of our employee stock options. The expected dividend yield assumption is based on our historical dividend payouts. We determine the estimated fair value of the stock option awards on the date they were granted. The fair values of previously granted stock option awards are not adjusted as subsequent changes in the foregoing assumptions occur; for example, an increase or decrease in the price of the Company’s common stock. However, changes in the foregoing inputs, particularly the price of the Company’s common stock, expected stock option life and expected volatility, significantly change the estimated fair value of future grants of stock options.

An annual forfeiture rate is estimated at the time of grant, and revised if necessary, in subsequent periods if the actual forfeiture rate differs from our estimate. We estimate the annual forfeiture rate generally to be 10% to 25% for share-based payment awards granted to Non-Executives (as defined in Note 13 to our Consolidated Financial

Statements) and generally 0% for share-based payment awards granted to our Executives (as defined in Note 13 to our Consolidated Financial Statements and currently consisting of our Chief Executive Officer, Chief Operating Officer and General Counsel) and Directors (as defined in Note 13 to our Consolidated Financial Statements), based on the terms of their awards, as well as historical forfeiture experience.

Segment Reporting.  The application of segment reporting requires significant judgment in determining our operating segments. Operating segments are defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. We have identified our chief operating decision-makers as two key executives – the Chief Executive Officer and Chief Operating Officer.

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

Our homebuilding reportable segments are as follows:

•	West (Arizona, California, Nevada and Washington);
•	Mountain (Colorado and Utah);
•	East (Virginia and Maryland, which includes Pennsylvania, Delaware, and New Jersey); and
•	Other Homebuilding (Florida and Illinois)

THE FOLLOWING DISCUSSION COMPARES RESULTS FOR THE YEAR ENDED

DECEMBER 31, 2011 WITH THE YEAR ENDED DECEMBER 31, 2010.

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

Our homes sales revenue can be impacted by changes in our home closing levels and changes in the average selling prices of closed homes. The combination of home sales incentives offered to prospective homebuyers may vary from subdivision-to-subdivision and from home-to-home, and may be revised during the home closing process based upon homebuyer preferences or upon changes in market conditions, such as changes in our competitors’ pricing. Additionally, the average selling price of our homes can be impacted by changes in the mix of homes that we close including: (1) closing a higher percentage of homes in higher-priced subdivisions within a given market versus lower-priced subdivisions; and (2) closing a higher percentage of homes in higher-priced markets such as our Virginia market versus lower-priced markets such as Arizona.

The table below summarizes home sales revenue by reportable segment (dollars in thousands).

	Year Ended December 31,		Increase (Decrease)
	2011	2010	Amount	%
Homebuilding
West	$267,455	$327,688	$(60,233)	-18%
Mountain	317,906	352,001	(34,095)	-10%
East	182,911	212,320	(29,409)	-14%
Other Homebuilding	46,525	44,801	1,724	4%

Total Homebuilding	814,797	936,810	(122,013)	-13%
Intercompany adjustments	(9,633)	(15,788)	6,155	39%

Total	$805,164	$921,022	$(115,858)	-13%

West Segment – The decline in home sales revenue during the year ended December 31, 2011 primarily resulted from: (1) a decrease of $79.3 million due to closing 387 fewer homes in the Arizona, California and Nevada markets of this segment; and (2) a decline of $19.6 million associated with reductions in the average selling prices of homes in our Arizona and California markets. This was partially offset by the impact of closing 146 homes in our new Washington market, which generated $38.8 million of home sales revenue.

Mountain Segment – During the year ended December 31, 2011, the impact of closing 199 fewer homes contributed to a $55.9 million reduction in home sales revenue. This was partially offset by a $20.6 million increase primarily resulting from a $27,500 increase in the average selling price of closed homes in the Colorado market.

East Segment – The decline in home sales revenue during the year ended December 31, 2011 was the result of closing 49 fewer homes, which caused home sales revenue to decrease by $22.3 million, and a decline of $7.1 million primarily associated with reductions in the average selling prices of homes in the Virginia market of this segment.

Other Homebuilding Segment – The impact of closing 9 homes in the Illinois market during the year ended December 31, 2011 compared with not closing any homes in this market during 2010 resulted in the $1.7 million increase in home sales revenue.

Home Gross Margins.  We define “Home Gross Margins” to mean home sales revenue less home cost of sales as a percent of home sales revenue.

The following table sets forth our Home Gross Margins by reportable segment.

	Year Ended December 31,		Change
	2011	2010
Homebuilding
West	18.1%	27.3%	-9.2%
Mountain	13.2%	12.5%	0.7%
East	11.4%	16.2%	-4.8%
Other Homebuilding	15.1%	18.2%	-3.1%

Consolidated	14.7%	19.1%	-4.4%

Home Gross Margins can be impacted positively or negatively in a reporting period by adjustments to our warranty reserves. During the year ended December 31, 2011 and 2010, we continued to experience lower warranty payments on previously closed homes. As a result of favorable warranty payment experience relative to our estimates at the time of home closing, partially offset by increases in specific warranty reserves established for warranty-related issues in a limited number of subdivisions, we recorded adjustments to reduce our warranty reserve of $5.5 million and $20.8 million during the years ended December 31, 2011 and 2010, respectively.

Interest in home cost of sales as a percent of home sales revenue was 2.6% during the years ended December 31, 2011 and 2010.

The following table sets forth by reportable segment a reconciliation of our home cost of sales, as reported, to home cost of sales excluding warranty adjustments and interest in cost of sales, which is used in the calculation of Home Gross Margins, excluding warranty adjustments and interest in cost of sales (dollars in thousands).

	Home Sales Revenue - As reported	Home Cost of Sales - As reported	Warranty Adjustments	Interest in Cost of Sales	Home Cost of Sales - Excluding Warranty Adjustments and Interest	Home Gross Margins - Excluding Warranty Adjustments and Interest(1)
Twelve Months Ended December 31, 2011
West	$267,455	$218,982	$(3,697)	$7,459	$215,220	19.5%
Mountain	317,906	275,883	(1,370)	7,811	269,442	15.2%
East	182,911	162,038	601	5,094	156,343	14.5%
Other	46,525	39,481	(1,012)	788	39,705	14.7%
Intercompany adjustments	(9,633)	(9,723)	-	-	(9,723)	N/A

Consolidated	$805,164	$686,661	$(5,478)	$21,152	$670,987	16.7%

Twelve Months Ended December 31, 2010
West	$327,688	$238,175	$(23,403)	$8,795	$252,783	22.9%
Mountain	352,001	308,023	4,989	8,570	294,464	16.3%
East	212,320	178,014	(2,092)	5,626	174,480	17.8%
Other	44,801	36,661	(339)	821	36,179	19.2%
Intercompany adjustments	(15,788)	(15,788)	-	-	(15,788)	N/A

Consolidated	$921,022	$745,085	$(20,845)	$23,812	$742,118	19.4%

(1)

Home Gross Margins excluding the impact of warranty adjustments and interest in home cost of sales is a non-GAAP financial measure. We use this information to isolate the impact that warranty adjustments and interest have on our Home Gross Margins. We believe this information is useful to investors for purposes of comparing Home Gross Margins between periods.

West Segment – Home Gross Margins excluding warranty and interest decreased during the year ended December 31, 2011, primarily due a decline of $66,000 in the average selling price of closed home in our California market without corresponding declines in the cost of home construction or cost of land, as well as, in our Arizona and Nevada markets, from closing a higher percentage of unsold started homes that had been in the final stage of completion when sold. These specific homes that were closed during the 2011 period yielded lower Home Gross Margins excluding warranty and interest than comparable homes sold as dirt starts.

Mountain Segment – Home Gross Margins excluding warranty and interest decreased slightly during the year ended December 31, 2011, primarily resulting from an increase in land and construction costs, partially offset by a

$27,500 increase in the average selling price of closed homes and a $2.3 million benefit from the impact of settling a construction defect claim the Company had against certain of its venders in Colorado.

East Segment – Home Gross Margins excluding warranty and interest decreased during the year ended December 31, 2011, primarily resulting from a decline of $33,800 in the average selling price of closed home in our Virginia market without corresponding decreases in land and home construction costs.

Other Homebuilding Segment – Home Gross Margins excluding warranty and interest decreased during the year ended December 31, 2011, primarily resulting from closing, in our Florida market, a higher percentage of unsold started homes that had been in the final stage of completion when sold. These specific homes that were closed during the 2011 period yielded lower Home Gross Margins excluding warranty and interest than comparable homes sold as dirt starts.

Land Sales Revenue.  We had $11.9 million and $5.9 million, respectively, of land sales revenue during the years ended December 31, 2011 and 2010. During 2011, we sold 222 lots primarily in the Arizona and California markets of our West segment, compared with selling 110 lots during 2010.

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

The table below sets forth the components of other revenue (dollars in thousands).

	Year Ended December 31,		Increase (Decrease)
	2011	2010	Amount	%
Gains on sales of mortgage loans, net	$17,783	$21,791	$(4,008)	-18%
Insurance revenue	6,613	6,622	(9)	0%
Title and other revenue	2,749	3,337	(588)	-18%

Total other revenue	$27,145	$31,750	$(4,605)	-15%

Gains on sales of mortgage loans decreased during the year ended December 31, 2011, primarily due to a 900 basis point decline in the Capture Rate (as defined below) and the impact of the Company closing 483 fewer homes.

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

Our home cost of sales is impacted primarily by changes in our home closing levels and changes in the cost of land acquisition, development, construction cost of homes and changes in our estimated costs for warranty repairs.

The table below sets forth the home cost of sales by reportable segment (dollars in thousands).

	Year Ended December 31,		Increase (Decrease)
	2011	2010	Amount	%
Homebuilding
West	$218,982	$238,175	$(19,193)	-8%
Mountain	275,883	308,023	(32,140)	-10%
East	162,038	178,014	(15,976)	-9%
Other Homebuilding	39,481	36,661	2,820	8%

Total Homebuilding	696,384	760,873	(64,489)	-8%
Intercompany adjustments	(9,723)	(15,788)	6,065	-38%

Total	$686,661	$745,085	$(58,424)	-8%

West Segment – Home cost of sales decreased during the year ended December 31, 2011 primarily resulting from a $71.8 million decline associated with closing 387 fewer homes in the Arizona, California and Nevada markets of this segment. This was partially offset by (1) a $33.2 million increase resulting from closing 146 homes in our new Washington market and (2) adjustments to decrease warranty reserves in 2010 that we did not experience during 2011, which caused a $19.3 million increase in home cost of sales.

Mountain Segment – Home cost of sales decreased during the year ended December 31, 2011 as we closed 199 fewer homes, which caused a $52.3 million decline. Home cost of sales in 2011 also decreased by $6.4 million due to an adjustment to reduce warranty reserves by $1.4 million in 2011, whereas home cost of sales in 2010 included an adjustment to increase warranty reserves by $5.0 million. Additionally, we experienced a $2.3 million decrease in 2011 from the impact of settling a construction defect claim the Company had against certain of its venders in Colorado. These items partially were offset by an $18.9 million increase in home cost of construction associated with a change in the mix of homes that were closed during the 2011 period, compared with the 2010 period, and a $5.5 million increase in land cost of sales.

East Segment – Home cost of sales decreased during the year ended December 31, 2011, resulting from closing 49 fewer homes, which caused an $18.7 million decline, partially offset by an increase of $2.7 million primarily resulting from adjustments in 2010 to decrease warranty reserves that we did not experience during 2011.

Other Homebuilding Segment – Home cost of sales during the year ended December 31, 2011 increased primarily resulting from a $1.1 million increase associated with closing six more homes, and a $2.1 million increase associated with a change in the mix of homes that were closed during the 2011 period compared with the 2010 period.

Land Cost of Sales.  We had $10.8 million and $5.4 million, respectively, of land cost of sales during the years ended December 31, 2011 and 2010.

Asset Impairments.  The following table sets forth asset impairments recorded by reportable segment (in thousands).

	Year Ended December 31,		Increase (Decrease)
	2011	2010
Land and Land Under Development
West	$7,270	$14,808	$(7,538)
Mountain	1,850	555	1,295
East	285	421	(136)
Other Homebuilding	1,519	121	1,398

Subtotal	10,924	15,905	(4,981)

Housing Completed or Under Construction
West	1,499	3,163	(1,664)
Mountain	449	964	(515)
East	-	569	(569)
Other Homebuilding	93	594	(501)

Subtotal	2,041	5,290	(3,249)

Total inventory impairments	12,965	21,195	8,230

Other asset impairments	1,936	452	1,484

Total	$14,901	$21,647	$(6,746)

The following table sets forth the inventory impairments (excluding intangible and other assets) that were recorded on a quarterly basis during 2011 and 2010, as well as the fair value of those inventories and the number of lots and subdivisions at the period end to which the impairments relate (dollars in thousands).

Three Months Ended	Inventory Impairments	Fair Value of Impaired Inventory at Quarter End	Number of Lots Impaired During the Quarter	Number of Subdivisions Impaired During the Quarter
March 31, 2011	$-	-	-	-
June 30, 2011	8,633	20,572	392	9
September 30, 2011	4,049	18,564	313	11
December 31, 2011	283	2,482	12	2

Total	$12,965

September 30, 2010	$3,633	7,625	214	8
December 31, 2010	17,562	42,203	964	38

Total	$21,195

During the year ended December 31, 2011, we recorded $14.9 million of asset impairments. These impairments primarily were incurred during the 2011 second and third quarters in select subdivisions primarily in the California and Nevada markets of our West segment, and the Utah market of our Mountain segment. The impairment of these specific subdivisions, most of which were purchased during 2010, primarily resulted from lowering anticipated home sales prices from those expected at the time we purchased the land, based on our experience with homes sold or closed in these subdivisions. As a result of declining home sales prices, we determined based upon our impairment evaluation that the fair market values of the land and homes in these subdivisions were less than their carrying values.

During the year ended December 31, 2010, the impairments were concentrated in the Arizona and Nevada markets of our West segment and primarily resulted from lowering our estimated average selling prices of homes. This was primarily due to: (1) strong competition for sales of new homes; (2) overall low economic activity combined with high unemployment levels; (3) homebuyers having difficulty qualifying for new loans; and (4) the elevated levels of foreclosures and short sales of homes driving real estate values down.

Marketing Expenses.  Marketing expenses primarily include advertising, amortization of deferred marketing costs, model home expenses, compensation related expenses and other selling costs. The following table summarizes our marketing expenses by reportable segment (in thousands).

	Year Ended December 31,		Increase (Decrease)
	2011	2010	Amount	%
Homebuilding
West	$17,376	$18,508	$(1,132)	-6%
Mountain	11,909	12,732	(823)	-6%
East	6,477	6,958	(481)	-7%
Other Homebuilding	3,029	3,124	(95)	-3%

Total	$38,791	$41,322	$(2,531)	-6%

Marketing expenses during the year ended December 31, 2011 decreased for each of our homebuilding segments. This decline primarily resulted from decreases of $1.7 million in product advertising costs and a $1.0 million decrease in amortization of deferred marketing.

Commission Expenses.  Commission expenses include direct incremental commissions paid for closed homes. The following table summarizes our commission expenses by reportable segment (in thousands).

	Year Ended December 31,		Increase (Decrease)
	2011	2010	Amount	%
Homebuilding
West	$9,429	$12,554	$(3,125)	-25%
Mountain	11,240	12,621	(1,381)	-11%
East	6,300	7,060	(760)	-11%
Other Homebuilding	1,978	2,020	(42)	-2%

Total	$28,947	$34,255	$(5,308)	-15%

Commission expense in our West segment decreased during the year ended December 31, 2011 primarily due to closing a combined 387 fewer homes in the Arizona, Nevada and California markets of this segment. This decline was partially offset by incurring $1.4 million in commission expense in connection with closing homes in our new Washington market. The decline in commission expense during the year ended December 31, 2011 in our Mountain and East segments resulted from closing 199 and 49 fewer homes, respectively.

General and Administrative Expenses.  The following table summarizes our general and administrative expenses by reportable segment (in thousands).

	Year Ended December 31,		Increase (Decrease)
	2011	2010	Amount	%
Homebuilding
West	$25,380	$29,898	$(4,518)	-15%
Mountain	13,965	16,038	(2,073)	-13%
East	10,917	18,411	(7,494)	-41%
Other Homebuilding	3,266	5,128	(1,862)	-36%

Total Homebuilding	53,528	69,475	(15,947)	-23%
Financial Services and Other	25,946	22,890	3,056	13%
Corporate	57,840	74,628	(16,788)	-22%

Total	$137,314	$166,993	$(29,679)	-18%

West Segment – The decrease primarily resulted from a $2.1 million decline in salary and compensation-related expenses and $2.0 million less in legal costs.

Mountain Segment – The decline primarily resulted from a $1.5 million decrease in salary and compensation-related expenses.

East Segment – The decrease primarily resulted from a $5.3 million decline associated with legal costs and a $2.4 million reduction in salary and compensation-related expenses.

Other Homebuilding Segment – The decrease primarily resulted from a $1.0 million reduction in legal costs and a $0.6 million reduction in salary and compensation-related expenses.

Financial Services and Other Segment – The increase primarily resulted from an $8.0 million increase in expenses associated with our mortgage loan loss reserve. During 2011, HomeAmerican reached settlements with third parties concerning claims and potential claims to repurchase certain previously sold mortgage loans, including a recent comprehensive settlement of claims with Bank of America. As a result of these settlements, the Company expensed $8.0 million during the year ended December 31, 2011. We believe that these settlements substantially reduce HomeAmerican’s future exposure to liabilities associated with previously sold mortgage loans. This increase was offset partially by a $3.0 million reduction in insurance expense associated with closing fewer homes and a lower 2011 adjustment associated with our incurred but not reported reserves compared with 2010, and a $1.7 million decline in salary and compensation-related expenses.

Corporate Segment – During the year ended December 31, 2011, general and administrative expenses were down $16.8 million due to the following decreases: (1) $10.0 million associated with salary and compensation-related expenses; (2) $5.0 million associated with executive bonuses; (3) $2.5 million associated with Supervisory Fees (see Note 3 to the Consolidated Financial Statements); and (4) $1.0 million associated with other general and administrative expenses such as employee recruiting and bank service fees. These items partially were offset by an increase of $1.8 million associated with legal expenses and reserves and $1.0 million in depreciation associated with our enterprise resource planning system.

Other Operating  Expenses.  Other operating expenses increased by $2.0 million during the year ended December 31, 2011, primarily due to an increase of $3.9 million in write-offs of land option deposits and pre-acquisition costs associated with lot option contracts that we elected not to exercise and $0.6 million in due diligence costs associated with our acquisition of substantially all of the assets of a homebuilding company in the Seattle area in April 2011. These items partially were offset by the release of a $2.7 million employment tax contingency reserve as a result of the finalization of an IRS examination.

Other Income (Expense).  Other income (expense) primarily includes interest and dividend income on our cash, cash equivalents and marketable securities, interest expense primarily on our senior notes, and loss on extinguishment of senior notes.

Interest income and other was $30.9 million and $27.2 million during the years ended December 31, 2011 and 2010, respectively.

We capitalize interest on our senior notes associated with our qualifying assets. We have determined that inventory is a qualifying asset during the period of active development of our land and through the completion of construction of a home. When construction of a home is complete, the home is no longer considered to be a qualifying asset and interest is no longer capitalized on that home. As a result of the increase in our inventory levels during 2011 compared with 2010, we capitalized $41.4 million of interest incurred during 2011 compared with $33.9 million during 2010. As a result, coupled with the previously discussed debt extinguishments, our interest expense decreased to $21.1 million during the year ended December 31, 2011 compared with $38.6 million during 2010. For a reconciliation of interest incurred, capitalized and expenses, see Note 14 to our Consolidated Financial Statements.

During 2011, we completed a debt tender offer and redemptions of our 7% Senior Notes due 2012 and 5 1/2% Senior Notes due 2013. As a result of these transactions, we paid $537.7 million to extinguish $500 million in debt principal with a carrying value of $498.9 million and recorded a $38.8 million expense for loss on extinguishment of debt.

(Loss)/Income Before Income Taxes.  The table below summarizes our (loss)/income before income taxes by reportable segment (dollars in thousands).

	Year Ended December 31,		Change
	2011	2010	Amount	%
Homebuilding
West	$(16,889)	$9,909	$(26,798)	270%
Mountain	1,397	1,059	338	-32%
East	(3,579)	91	(3,670)	4033%
Other Homebuilding	(3,617)	(3,140)	(477)	-15%

Total Homebuilding	(22,688)	7,919	(30,607)	387%
Financial Services and Other	3,156	10,299	(7,143)	-69%
Corporate	(87,940)	(88,819)	879	1%

Total	$(107,472)	$(70,601)	$(36,871)	-52%

West Segment – We had a loss before income taxes of $16.9 million during the year ended December 31, 2011 compared with income before income taxes of $9.9 million during 2010. This decline primarily resulted from: (1) a 340 basis point decline in Home Gross Margins excluding warranty and interest; (2) recording $23.4 million to reduce warranty reserves during 2010 compared with only $3.7 million of adjustments to reduce warranty reserves during 2011; and (3) closing 387 fewer homes in the Arizona, California and Nevada markets of this segment. These items partially were offset by a $9.2 million decline in inventory impairments and a combined decrease of $8.8 million in sales and marketing, commission and general and administrative expenses.

Mountain Segment – Income before income taxes increased $0.3 million during the year ended December 31, 2011 primarily resulting from a $4.3 million combined decline in sales and marketing, commission and general and administrative expenses, and adjustments to reduce warranty reserves by $1.4 million during 2011 compared with incurring charges of $5.0 million during 2010. These items partially were offset by: (1) closing 199 fewer homes; (2) a 110 basis point decrease in Home Gross Margins excluding warranty and interest; and (3) $0.8 million increase in inventory impairments.

East Segment – We had a loss before income taxes of $3.6 million during the year ended December 31, 2011 compared with income before income taxes of $0.1 million during 2010. This decline primarily resulted from: (1) closing 49 fewer homes; (2) the impact of recording adjustments to increase warranty reserves by $0.6 million during 2011 compared with adjustments of $2.1 million to reduce warranty reserves during 2010; and (3) a 330 basis point decrease in Home Gross Margins excluding warranty and interest. These items partially were offset by a combined decrease of $8.7 million in sales and marketing, commission and general and administrative expenses and a $0.7 million decrease in inventory impairments.

Other Homebuilding Segment – Our loss before income taxes during the year ended December 31, 2011 increased by $0.5 million primarily resulting from a $0.9 million increase in inventory impairments and a 450 basis reduction in Home Gross Margins excluding warranty and interest. These items partially were offset by a combined decrease of $2.0 million in sales and marketing, commission and general and administrative expenses and a benefit of $1.0 million associated with reductions to warranty reserves.

Financial Services and Other Segment – Income before income taxes during the year ended December 31, 2011 decreased by $7.1 million primarily due to a $4.0 million decline in gains on sale of mortgage loans and a $3.1 million increase in general and administrative expenses, which primarily resulted from increases in our mortgage loan loss reserves.

Corporate Segment – Loss before income taxes during the year ended December 31, 2011 decreased by $2.8 million, primarily resulting from a $17.5 million decline in interest expense and a $3.7 million increase in interest income. These items partially were offset from a $38.8 million expense associated with the extinguishment of our debt during 2011.

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

Our income tax benefits were $9.1 million and $5.8 million for the years ended December 31, 2011 and 2010, respectively. The $9.1 million income tax benefit for the year ended December 31, 2011 resulted primarily from settlements of various state income tax matters and our settlement with the IRS on its audit of the 2004 and 2005 federal income tax returns. The $5.8 million income tax benefit for the year ended December 31, 2010 resulted primarily from our finalization of various state income tax examinations.

Homebuilding Operating Activities

The table below sets forth information relating to orders for homes (dollars in thousands).

	Year Ended December 31,		Increase (Decrease)
	2011	2010	Amount	%
Orders For Homes, net (Units)
Arizona	467	552	(85)	-15%
California	311	301	10	3%
Nevada	411	532	(121)	-23%
Washington	124	-	124	N/M*

West	1,313	1,385	(72)	-5%

Colorado	708	855	(147)	-17%
Utah	224	358	(134)	-37%

Mountain	932	1,213	(281)	-23%

Maryland	194	231	(37)	-16%
Virginia	244	233	11	5%

East	438	464	(26)	-6%

Florida	196	198	(2)	-1%
Illinois	8	1	7	N/M*

Other Homebuilding	204	199	5	3%

Total	2,887	3,261	(374)	-11%

Estimated Value of Orders for Homes, net	$835,000	$920,000	$(85,000)	-9%

Estimated Average Selling Price of Orders for Homes, net	$289.2	$282.1	$7.1	3%

Orders for Homes.  During the year ended December 31, 2011, our net orders for homes decreased, primarily due to a 281 unit decline in the markets of our Mountain segment and 206 unit decline in the Arizona and Nevada markets of our West segment. The decline in these markets was driven primarily by the impact of the expiration of the 2010 federal homebuyer tax credit and increased volatility in our Cancellation Rates (as defined below). These declines partially were offset by the 124 net orders for homes we received in our new Washington market. In our East segment, net orders for homes decreased due to a 37 unit decline in Maryland

Homes Closed.  The following table sets forth homes closed for each market within our homebuilding segments (in units).

	Year Ended December 31,		Increase (Decrease)
	2011	2010	Amount	%
Arizona	423	571	(148)	-26%
California	272	298	(26)	-9%
Nevada	331	544	(213)	-39%
Washington	146	-	146	N/M*

West	1,172	1,413	(241)	-17%

Colorado	748	789	(41)	-5%
Utah	225	383	(158)	-41%

Mountain	973	1,172	(199)	-17%

Maryland	207	231	(24)	-10%
Virginia	211	236	(25)	-11%

East	418	467	(49)	-10%

Florida	190	193	(3)	-2%
Illinois	9	-	9	N/M*

Other Homebuilding	199	193	6	3%

Total	2,762	3,245	(483)	-15%

*	N/M – Not Meaningful

Homes closed during the year ended December 31, 2011 were down in each of our homebuilding segments except the Other Homebuilding segment. Contributing to the decline in home closings was the negative impact from the federal homebuyer tax credit, which expired during 2010. In our West segment, this impact was partially offset by closing 146 homes in our new Washington market.

Backlog.  The following table sets forth information relating to Backlog within each market of our homebuilding segments (dollars in thousands).

	December 31,		Increase (Decrease)
	2011	2010	Amount	%
Backlog (Units)
Arizona	128	84	44	52%
California	118	79	39	49%
Nevada	156	76	80	105%
Washington	54	-	54	N/M *

West	456	239	217	91%

Colorado	233	273	(40)	-15%
Utah	68	69	(1)	-1%

Mountain	301	342	(41)	-12%

Maryland	113	126	(13)	-10%
Virginia	103	70	33	47%

East	216	196	20	10%

Florida	70	64	6	9%
Illinois	-	1	(1)	N/M *

Other Homebuilding	70	65	5	8%

Total	1,043	842	201	24%

Estimated Backlog Sales Value	$330,000	$269,000	$61,000	23%

Estimated Average Sales Price in Backlog	$316.4	$319.5	$(3.1)	-1%

*	N/M – Not Meaningful

We define “Backlog” as homes under contract but not yet delivered. Our Backlog at a point in time is impacted by net orders for homes and closed homes during a reporting period, as well as any backlog acquired during the reporting period. The increase in our Backlog at December 31, 2011 compared with December 31, 2010 can be attributed to our net orders for homes exceeding closed homes by 125 units for the year ended December 31, 2011, combined with our acquisition of 76 homes already sold but not closed in the Seattle market as a result of our acquisition of substantially all of the assets of a homebuilding company in April 2011.

Cancellation Rate.  We define our home order “Cancellation Rate” as the approximate number of cancelled home purchase contracts during a reporting period as a percentage of total home purchase contracts received during such reporting period. The following tables set forth our Cancellation Rate by segment.

	Year Ended December 31,
	2011	2010	Increase
Homebuilding
West	36%	26%	10%
Mountain	37%	33%	4%
East	38%	33%	5%
Other Homebuilding	38%	36%	2%

Consolidated	37%	30%	7%

Our Cancellation Rate during the year ended December 31, 2011 increased in each of our homebuilding segments as we experienced a significant increase in the number of home orders that were cancelled. As a result of our gross number of home orders remaining constant between the 2011 period compared with the 2010 period, coupled with the higher volume of cancellations in 2011, we experienced a higher Cancellation Rate.

The cancellations that we experienced during the year ended December 31, 2011 primarily resulted from: (1) our homebuyers having difficulties qualifying for mortgage loans; (2) low consumer confidence in the housing market; and (3) home orders that were contingent upon our prospective homebuyers being able to sell their existing home, which has been difficult given the challenging housing market.

Active Subdivisions.  The following table displays the number of our active subdivisions for each market within our homebuilding segments. We define an active subdivision as a subdivision that has more than five homes available for sale and have closed at least five homes.

	Year Ended December 31,		Increase (Decrease)
	2011	2010	Amount	%
Arizona	25	26	(1)	-4%
California	17	13	4	31%
Nevada	20	18	2	11%
Washington	9	-	9	N/M *

West	71	57	14	25%

Colorado	47	39	8	21%
Utah	21	19	2	11%

Mountain	68	58	10	17%

Maryland	16	14	2	14%
Virginia	15	8	7	88%

East	31	22	9	41%

Florida	17	11	6	55%
Illinois	-	-	-	N/M *

Other Homebuilding	17	11	6	55%

Total	187	148	39	26%

*	N/M – Not Meaningful

Our active subdivisions at December 31, 2011 increased in each of our homebuilding segments compared with December 31, 2010 as a result of the opening of nine active subdivisions in our new Washington market, as well as our efforts, primarily in the first half of 2011, to expand operations and generate more home closings in existing markets. However, as a result of continued uncertainty regarding the homebuilding industry, we slowed our pace of new asset purchases and opening of new subdivisions during the last six months of 2011. As of December 31, 2011, we had approximately 38 subdivisions we expect to become active in the near term and, assuming similar sales paces, we had 45 active subdivisions that we expect to become inactive in the near term.

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

	Year Ended December 31,		Increase (Decrease)
	2011	2010	Amount	%
Arizona	$191.8	$195.6	$(3.8)	-2%
California	311.3	377.3	(66.0)	-17%
Colorado	341.4	313.9	27.5	9%
Florida	230.6	232.1	(1.5)	-1%
Illinois	300.7	N/A	N/M*	N/M*
Maryland	439.4	439.4	-	0%
Nevada	190.0	190.4	(0.4)	0%
Utah	278.1	272.3	5.8	2%
Virginia	435.8	469.6	(33.8)	-7%
Washington	265.6	-	N/M*	N/M*
Consolidated	$291.5	$283.8	$7.7	3%

*	N/M – Not Meaningful

During the year ended December 31, 2011, the average selling price of closed homes increased by 3% as we closed a greater percentage of our homes in the higher-priced Colorado market and closed fewer homes in our lower-priced markets of Arizona and Nevada.

We did experience declines in the average selling price of closed homes in our California market during the year ended December 31, 2011, primarily resulting from closing homes in subdivisions with lower price points, as well as declines in the market value of homes in certain subdivisions of this market. The declines in the average selling prices of closed homes in our Virginia market during the year ended December 31, 2011 primarily resulted from changes in the mix of homes closed. In our Colorado market, the average selling price of closed homes increased during the year ended December 31, 2011 primarily driven by closing homes in higher-priced subdivisions.

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

	December 31,		Increase (Decrease)
	2011	2010	Amount	%
Arizona	$18,382	$31,923	$(13,541)	-42%
California	54,219	49,516	4,703	9%
Nevada	28,960	33,377	(4,417)	-13%
Washington	19,782	-	19,782	N/M*

West	121,343	114,816	6,527	6%

Colorado	63,913	111,397	(47,484)	-43%
Utah	17,051	26,372	(9,321)	-35%

Mountain	80,964	137,769	(56,805)	-41%

Maryland	35,440	48,740	(13,300)	-27%
Virginia	46,183	45,836	347	1%

East	81,623	94,576	(12,953)	-14%

Florida	16,256	24,262	(8,006)	-33%
Illinois	528	999	(471)	N/M*

Other Homebuilding	16,784	25,261	(8,477)	-34%

Total	$300,714	$372,422	$(71,708)	-19%

*	N/M – Not Meaningful

The table below shows the stage of construction for our homes completed or under construction, number of sold homes under construction and model homes (in units).

	December 31, 2011	December 31, 2010	Increase (Decrease)
			Amount	%
Unsold Started Homes - Final	146	119	27	23%
Unsold Started Homes - Frame	249	722	(473)	-66%
Unsold Started Homes - Foundation	79	103	(24)	-23%

Total Unsold Started Homes	474	944	(470)	-50%
Sold Started Homes	638	609	29	5%
Model Homes	226	242	(16)	-7%

Total	1,338	1,795	(457)	-25%

Our housing completed and under construction decreased by $71.7 million, as we decreased the total unsold started homes to 474 at December 31, 2011 from 944 at December 31, 2010. This decrease primarily resulted from our focused efforts to reduce our inventory of unsold started homes, which had increased during 2010, and the impact primarily during the 2011 third quarter of changing our strategy to limit the number of unsold started homes in our subdivisions. The increase during 2010 primarily resulted from the following: (1) building more unsold started homes as we anticipated increased net orders for homes prior to the expiration of the federal homebuyer tax credit, which required the sale of a home to be completed by April 30, 2010 with a closing date by September 30, 2010; and (2) increased unsold home levels as a result of our practice of building unsold started homes and stopping construction at drywall (we moved away from this practice beginning in the 2011 third quarter). However, as a result of low levels of net orders for homes during the year ended December 31, 2010, our total unsold started homes remained high at December 31, 2010.

The following table shows the carrying value of land and land under development for each market within our homebuilding segments (dollars in thousands).

	December 31,		Increase (Decrease)
	2011	2010	Amount	%
Arizona	$30,191	$41,892	$(11,701)	-28%
California	103,961	93,194	10,767	12%
Nevada	49,756	32,605	17,151	53%
Washington	16,033	-	16,033	N/M*

West	199,941	167,691	32,250	19%

Colorado	137,285	128,727	8,558	7%
Utah	27,676	30,457	(2,781)	-9%

Mountain	164,961	159,184	5,777	4%

Maryland	57,037	31,782	25,255	79%
Virginia	70,254	44,083	26,171	59%

East	127,291	75,865	51,426	68%

Florida	11,806	9,274	2,532	27%
Illinois	1,339	3,223	(1,884)	-58%

Other Homebuilding	13,145	12,497	648	5%

Total	$505,338	$415,237	$90,101	22%

*	N/M – Not Meaningful

The tables below show the total number of lots owned (excluding homes completed or under construction) and lots controlled under option agreements for each market within our homebuilding segments (in units).

	December 31,		Increase (Decrease)
	2011	2010	Amount	%
Lots Owned
Arizona	812	1,257	(445)	-35%
California	1,173	1,201	(28)	-2%
Nevada	1,001	991	10	1%
Washington	275	-	275	N/M*

West	3,261	3,449	(188)	-5%

Colorado	2,951	2,919	32	1%
Utah	524	594	(70)	-12%

Mountain	3,475	3,513	(38)	-1%

Maryland	456	319	137	43%
Virginia	545	414	131	32%

East	1,001	733	268	37%

Florida	241	210	31	15%
Illinois	123	130	(7)	-5%

Other Homebuilding	364	340	24	7%

Total	8,101	8,035	66	1%

	December 31,		Increase (Decrease)
	2011	2010	Amount	%
Lots Controlled Under Option
Arizona	92	408	(316)	-77%
California	-	222	(222)	-100%
Nevada	33	838	(805)	-96%
Washington	147	-	147	N/M*

West	272	1,468	(1,196)	-81%

Colorado	321	688	(367)	-53%
Utah	17	393	(376)	-96%

Mountain	338	1,081	(743)	-69%

Maryland	598	745	(147)	-20%
Virginia	173	132	41	31%

East	771	877	(106)	-12%

Florida	340	733	(393)	-54%
Illinois	-	-	-	0%

Other Homebuilding	340	733	(393)	-54%

Total	1,721	4,159	(2,438)	-59%

Total Lots Owned and Controlled	9,822	12,194	(2,372)	-19%

*	N/M – Not Meaningful

The decrease in total lots under option at December 31, 2011 compared to December 31, 2010 primarily resulted from electing not to enter into many option contracts during the last part of 2011, as we determined we had a sufficient lot supply to satisfy existing demand. As a result of electing not to exercise option rights with respect to certain lot purchase agreements, we recorded $7.0 million of expenses related to project write-off costs during the year ended December 31, 2011.

The table below shows the amount of at risk option deposits (in thousands).

	December 31,
	2011	2010
Cash	$6,952	$9,019
Letters of Credit	4,316	4,467

Total At Risk Option Deposits	$11,268	$13,486

HomeAmerican Operating Activities.

The following table sets forth information relating to mortgage loans originated by our HomeAmerican operations, mortgage loans brokered and our Capture Rate (dollars in thousands). The “Capture Rate” is defined as the number of mortgage loans originated by HomeAmerican for our homebuyers as a percent of total Company home closings.

	Year Ended December 31,		Increase (Decrease)
	2011	2010	Amount	%
Principal amount of mortgage loans originated	$556,558	$699,951	$(143,393)	-20%
Principal amount of mortgage loans brokered	$4,518	$6,711	$(2,193)	-33%
Capture Rate	72%	81%	-9%
Including brokered loans	73%	82%	-9%
Mortgage product (% of mortgage loans originated)
Fixed rate	96%	97%	-1%
Adjustable rate - other	4%	3%	1%
Prime loans(1)	32%	28%	4%
Government loans(2)	68%	72%	-4%

(1)	Prime loans are defined as loans with Fair, Isaac & Company (“FICO”) scores greater than 620 and which comply with the documentation standards of the government sponsored enterprise guidelines.
(2)	Government loans are loans either insured by the FHA or guaranteed by the VA.

The principal amount of mortgage loans originated decreased during the year ended December 31, 2011, primarily due to the Company closing 483 fewer homes and a 900 basis point decline in the Capture Rate, compared with the year ended December 31, 2010.

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

Home Gross Margins can be impacted positively or negatively in a reporting period by adjustments to our warranty reserves. During the year ended December 31, 2010, and consistent with the year ended December 31, 2009, we continued to experience lower warranty payments on previously closed homes. As a result of favorable warranty payment experience relative to our estimates at the time of home closing, we recorded adjustments to reduce our warranty reserve of $20.8 million and $27.8 million during the years ended December 31, 2010 and 2009, respectively.

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

Twelve Months Ended December 31, 2009	Home Sales Revenue - As reported	Home Cost of Sales - As reported	Warranty Adjustments	Interest in Cost of Sales	Home Cost of Sales - Excluding Warranty Adjustments and Interest	Home Gross Margins - Excluding Warranty Adjustments and Interest(1)
West	$378,328	$289,381	$(24,291)	$12,967	$300,705	20.5%
Mountain	244,862	215,989	185	9,155	206,649	15.6%
East	176,072	150,033	(2,965)	6,556	146,442	16.8%
Other	52,783	46,442	(712)	2,032	45,122	14.5%
Intercompany adjustments	(14,991)	(14,991)	-	-	(14,991)	N/A

Consolidated	$837,054	$686,854	$(27,783)	$30,710	$683,927	18.3%

(1)

Home Gross Margins excluding the impact of warranty adjustments and interest in home cost of sales is a non-GAAP financial measure. We use this information to isolate the impact that warranty adjustments and interest have on our Home Gross Margins. We believe this information is useful to investors for purposes of comparing Home Gross Margins between periods.

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

Other revenue increased during the year ended December, 2010 primarily due to increases in the gains on sales of mortgage loans as we increased our home closings during these periods by 8% from the year ended December 31, 2009.

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

In our West segment, home cost of sales decreased $32.5 million due to closing 179 fewer homes during 2010 and $34.4 million from a decrease in the home cost of construction per closed home. These items were partially offset by a $20.1 million increase associated with higher lot costs per closed home. In our Mountain segment, home cost of sales increased by $102.4 million associated with closing 377 more homes and $6.7 million associated with higher lot costs per closed home. Partially offsetting these items was a decrease of $20.4 million associated with lower cost of home construction per closed home.

In our East segment, home cost of sales increased $29.6 million associated with closing 77 more homes and $12.8 million associated with an increase in the lot cost per closed home. Partially offsetting these items was a decrease of $14.5 million associated with lower cost of home construction per closed home. In our Other Homebuilding segment, home cost of sales decreased $8.5 million due to closing 43 fewer homes and $5.0 million associated with the lower cost of home construction per closed home. These items were partially offset by a $4.2 million increase associated with higher lot costs per closed home.

Land Cost of Sales.  Land cost of sales was $5.4 million and $25.0 million during the years ended December 31, 2010 and 2009, respectively. Land cost of sales during 2009 primarily relates to the sale of approximately 1,550 lots in our West and Other Homebuilding segments compared with less than 110 lots during 2010.

Asset Impairments. The following tables set forth, by reportable segment, the asset impairments recorded for the twelve months ended December 31, 2010 and 2009 (in thousands).

	Year Ended December 31,		Increase (Decrease)
	2010	2009
Land and Land Under Development
West	$14,808	$9,576	$5,232
Mountain	555	8,913	(8,358)
East	421	1,600	(1,179)
Other Homebuilding	121	610	(489)

Subtotal	15,905	20,699	(4,794)

Housing Completed or Under Construction
West	3,163	5,379	(2,216)
Mountain	964	1,646	(682)
East	569	875	(306)
Other Homebuilding	594	537	57

Subtotal	5,290	8,437	(3,147)

Other asset impairments	452	1,850	(1,398)

Total	$21,647	$30,986	$(9,339)

The 2010 impairments were concentrated in the Arizona and Nevada markets of our West segment and resulted from lowering our estimated average selling prices of homes. This was primarily due to: (1) strong competition for sales of new homes; (2) overall low economic activity combined with high unemployment levels; (3) homebuyers having difficulty qualifying for new loans; and (4) the elevated levels of foreclosures and short sales of homes driving real estate values down.

The following table sets forth the inventory impairments (excluding other assets) that were recorded on a quarterly basis during 2010 and 2009, as well as the fair value of those inventories and the number of lots and subdivisions at the period end to which the impairments relate (dollars in thousands).

Three Months Ended	Inventory Impairments			Fair Value of Impaired Inventory at Quarter End	Number of Lots Impaired During the Quarter	Number of Subdivisions Impaired During the Quarter
	Held-for- Development	Held-for- Sale	Total Inventory Impairments
September 30, 2010	$3,633	$-	$3,633	$7,625	214	8
December 31, 2010	17,562	-	17,562	42,203	964	38

Total	$21,195	$-	$21,195

March 31, 2009	$14,355	$-	$14,355	$38,602	719	46
June 30, 2009	1,725	(557)	1,168	2,978	53	2
September 30, 2009	1,103	-	1,103	4,172	61	3
December 31, 2009	12,276	234	12,510	29,536	336	10

Total	$29,459	$(323)	$29,136

Marketing Expenses. The following table summarizes our marketing expenses by reportable segment (in thousands).

	Year Ended December 31,		Increase (Decrease)
	2010	2009	Amount	%
Homebuilding
West	$18,508	$17,234	$1,274	7%
Mountain	12,732	9,810	2,922	30%
East	6,958	6,818	140	2%
Other Homebuilding	3,124	2,509	615	25%

Total	$41,322	$36,371	$4,951	14%

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

In our Corporate segment, general and administrative costs were higher during the year ended December 31, 2010, primarily due to the following increases: (1) $7.5 million in employee compensation and other employee-related benefit costs; (2) $0.9 million in travel-related costs; and (4) $0.9 million due to depreciation as we began to depreciate our new enterprise resource planning system. These items partially were offset by a $5.0 million decrease associated with our homebuilding line of credit and a decrease of $2.5 million of inter-company Supervisory Fees charged by the Corporate segment. See Note 3 to our Consolidated Financial Statements regarding Supervisory Fees.

Other Operating Expenses. Other operating expenses were $3.2 million during the year ended December 31, 2010 and relate primarily to the write-offs of pre-acquisition costs and deposits on lot option contracts that we elected not to exercise.  Other operating expenses were $6.7 million during the year ended December 31, 2009 and relate primarily to a valuation allowance recorded against other receivables, write-offs of pre-acquisition cost and deposits and $1.0 million in related party expenses In addition, during 2009, MDC pledged to make a $1.0 million contribution to the MDC/Richmond American Homes Foundation (the “Foundation”), which was subsequently paid during 2010 in fulfillment of our 2009 commitment. The Foundation is a nonprofit organization operated exclusively for charitable, educational and other purposes beneficial to social welfare within the meaning of section 501(c)(3) of the Internal Revenue Code (“I.R.C.”). Certain directors and officers of the Company are the trustees and/or officers of the Foundation.

Other Income (Expense).  Other income (expense) primarily includes interest income on our cash, cash equivalents and marketable securities, interest expense primarily on our senior notes, and gain or loss on the sale of other assets. Interest income and other was $27.2 million and $12.3 million during the years ended December 31, 2010 and 2009, respectively. This increase primarily resulted from an increase in our marketable securities balances during 2010.

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

Income Taxes.  Our income tax assets and liabilities and related effective tax rates are affected by various factors, the most significant of which is the valuation allowance recorded against our deferred tax assets. Due to the effects of the deferred tax valuation allowance and changes in unrecognized tax benefits, our effective tax rates in 2010 and 2009 were not meaningful as the income tax benefit was not directly related to the amount of pretax loss.

Our income tax benefits were $5.8 million and $132.0 million for the years ended December 31, 2010 and 2009, respectively. The $5.8 million income tax benefit for the year ended December 31, 2010 resulted primarily from our finalization of various state income tax examinations. The $132.0 million income tax benefit for the year ended December 31, 2009 resulted primarily from the carryback of $142.6 million of tax effected net operating losses due to the expanded NOL carryback provisions contained in the Worker, Homeownership, and Business Assistance Act of 2009, enacted on November 6, 2009. These expanded NOL carryback provisions allowed us to carry back our 2009 tax losses to prior years. Absent the new legislation, these 2009 tax losses would have been carried forward to offset future taxable income.

Homebuilding Operating Activities

The table below sets forth information relating to orders for homes (dollars in thousands).

	Year Ended December 31,		Increase (Decrease)
	2010	2009	Amount	%
Orders For Homes, net (Units)
Arizona	552	723	(171)	-24%
California	301	320	(19)	-6%
Nevada	532	556	(24)	-4%

West	1,385	1,599	(214)	-13%

Colorado	855	700	155	22%
Utah	358	282	76	27%

Mountain	1,213	982	231	24%

Maryland	231	241	(10)	-4%
Virginia	233	227	6	3%

East	464	468	(4)	-1%

Florida	198	238	(40)	-17%
Illinois	1	19	(18)	-95%

Other Homebuilding	199	257	(58)	-23%

Total	3,261	3,306	(45)	-1%

Estimated Value of Orders for Homes, net	$920,000	$935,000	$(15,000)	-2%

Estimated Average Selling Price of Ordersfor Homes, net	$282.1	$282.8	$(0.7)	0%

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

Homes Closed.   The following table sets forth homes closed for each market within our homebuilding segments (in units).

	Year Ended December 31,		Increase (Decrease)
	2010	2009	Amount	%
Arizona	571	778	(207)	-27%
California	298	293	5	2%
Nevada	544	521	23	4%

West	1,413	1,592	(179)	-11%

Colorado	789	565	224	40%
Utah	383	230	153	67%

Mountain	1,172	795	377	47%

Maryland	231	200	31	16%
Virginia	236	190	46	24%

East	467	390	77	20%

Florida	193	214	(21)	-10%
Illinois	-	22	(22)	N/M*

Other Homebuilding	193	236	(43)	-18%

Total	3,245	3,013	232	8%

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

Backlog.  The following table sets forth information relating to Backlog within each market of our homebuilding segments.

	December 31,		Increase (Decrease)
	2010	2009	Amount	%
Backlog (Units)
Arizona	84	103	(19)	-18%
California	79	76	3	4%
Nevada	76	88	(12)	-14%

West	239	267	(28)	-10%

Colorado	273	207	66	32%
Utah	69	94	(25)	-27%

Mountain	342	301	41	14%

Maryland	126	126	-	0%
Virginia	70	73	(3)	-4%

East	196	199	(3)	-2%

Florida	64	59	5	8%
Illinois	1	-	1	N/M *

Other Homebuilding	65	59	6	10%

Total	842	826	16	2%

Estimated Backlog Sales Value	$269,000	$265,000	$4,000	2%

Estimated Average Sales Price in Backlog	$319.5	$320.8	$(1.3)	0%

*	N/M – Not Meaningful

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

Active Subdivisions.  The following table displays the number of our active subdivisions within each market of our homebuilding segments.

	Year Ended December 31,		Increase (Decrease)
	2010	2009	Amount	%
Arizona	26	28	(2)	-7%
California	13	3	10	333%
Nevada	18	18	-	0%

West	57	49	8	16%

Colorado	39	42	(3)	-7%
Utah	19	16	3	19%

Mountain	58	58	-	0%

Maryland	14	9	5	56%
Virginia	8	7	1	14%

East	22	16	6	38%

Florida	11	10	1	10%
Illinois	-	-	-	NM *

Other Homebuilding	11	10	1	10%

Total	148	133	15	11%

*	N/M – Not Meaningful

Our active subdivisions increased from December 31, 2009, primarily resulting from an increase in the California market of our West segment as we have begun selling and closing homes in subdivisions that were purchased in 2009 and 2010. In addition, 65 new communities are close to reaching active status, while only 28 active subdivisions are nearing inactive status.

Average Selling Prices Per Home Closed.  The following table displays our average selling prices per home closed, by market (dollars in thousands).

	Year Ended December 31,		Increase (Decrease)
	2010	2009	Amount	%
Arizona	$195.6	$194.3	$1.3	1%
California	377.3	417.5	(40.2)	-10%
Colorado	313.9	316.5	(2.6)	-1%
Florida	232.1	214.5	17.6	8%
Illinois	N/A	313.0	N/M *	N/M *
Maryland	439.4	422.4	17.0	4%
Nevada	190.4	201.2	(10.8)	-5%
Utah	272.3	287.1	(14.8)	-5%
Virginia	469.6	482.8	(13.2)	-3%
Consolidated	$283.8	$277.8	$6.0	2%

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

HomeAmerican Operating Activities

The following table sets forth the information relating to our HomeAmerican operations (dollars in thousands).

	Year Ended December 31,		Increase (Decrease)
	2010	2009	Amount	%
Principal amount of mortgage loans originated	$699,951	$633,171	$66,780	11%
Principal amount of mortgage loans brokered	$6,711	$33,152	$(26,441)	-80%
Capture Rate	81%	81%	0%
Including brokered loans	82%	85%	-3%
Mortgage product (% of mortgage loans originated)
Fixed rate	97%	99%	-2%
Adjustable rate-other	3%	1%	2%

Prime loans	28%	29%	-1%
Government loans	72%	71%	1%

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

During 2011, we completed a debt tender offer and redemptions of our 7% Senior Notes due 2012 and 5  1/2% Senior Notes due 2013. As a result of these transactions, we paid $537.7 million to extinguish $500 million in debt principal and recorded a $38.8 million expense for loss on extinguishment of debt.

The Company’s marketable securities consist of fixed rate and floating rate interest earning securities, primarily: (1) debt securities, which may include, among others, United States government and government agency debt and corporate debt; (2) holdings in mutual fund equity securities; and (3) deposit securities, which may include, among others, certificates of deposit and time deposits.

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

Senior Notes and Mortgage Repurchase Facility.

Senior Notes.   Our senior notes are not secured and, while the senior note indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries. We believe that we are in compliance with the representations, warranties and covenants included in the senior notes indentures, and we are not aware of any covenant violations.

Mortgage Lending.   HomeAmerican has a Master Repurchase Agreement, which was amended in September 2011 and extended until September 27, 2012 (the “Mortgage Repurchase Facility”), with U.S. Bank National Association (“USBNA”). The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. As of December 31, 2011, the Mortgage Repurchase Facility has a maximum aggregate commitment of $50 million, reduced from $70 million through the fourth amendment in September 2011. At December 31, 2011 and 2010, we had $48.7 million and $25.4 million, respectively, of mortgage loans that we are obligated to repurchase under our Mortgage Repurchase Facility. Mortgage loans that we are obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility on the Consolidated Balance Sheets. Advances under the Mortgage Repurchase Facility carry a Pricing Rate equal to the greater of (i) the LIBOR Rate (as defined in the Mortgage Repurchase Facility) plus 2.5%, or (ii) 3.75%. At HomeAmerican’s option the Balance Funded Rate (equal to 3.75%) may be applied to advances under the Mortgage Repurchase Facility provided the applicable Buyer is holding sufficient Qualifying Balances. The foregoing terms are defined in the Mortgage Repurchase Facility.

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

The table below sets forth the actual results of the covenant calculations and covenant requirements under the Mortgage Repurchase Facility at December 31, 2011.

	Covenant Test	Covenant Results
Adjusted Tangible Net Worth (minimum)	$18,000,000	$25,107,000
Adjusted Tangible Net Worth Ratio (maximum)	8.0 : 1.0	2.2 : 1.0
Adjusted Net Income (minimum)	$1	$231,000
Liquidity Test (minimum)	$8,000,000	$23,675,000

We believe we are in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility and we are not aware of any covenant violations.

MDC Common Stock Repurchase Program.

At December 31, 2011, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the year ended December 31, 2011.

Cash Flow.

Our operating cash flows are primarily impacted by: (1) land purchases and construction of homes; (2) closing homes and the associated timing of collecting receivables from home closings; (3) sales of mortgage loans originated by HomeAmerican; and (4) payments on accounts payables and accrued liabilities. When we close on the sale of a house, our homebuilding subsidiaries will generally receive the proceeds from the sale of the homes within one to four days after it closes. Accordingly, our home sales receivable balance can increase or decrease from period to period based upon the timing of our home closings. Additionally, the amount of mortgage loans held-for-sale can be impacted period to period based upon the number of mortgage loans that were originated by HomeAmerican that have not been sold to third party purchasers. Accordingly, mortgage loans held-for-sale may increase if HomeAmerican originates more homes towards the end of one reporting period when compared with the same period in the previous year. HomeAmerican will generally sell mortgage loans it originates within 60 days after origination.

Year Ended December 31, 2011.   We used $80.3 million of cash in operating activities, primarily resulting from: (1) using $65.6 million to reduce our accrued liabilities; (2) $13.2 million used in connection with originating mortgage loans; (3) $6.1 million associated with changes in our inventory levels; and (4) $5.7 million associated with net loss before non-cash items of $93.4 million. This use of cash was partially offset by generating $16.8 million in cash associated with reducing our income tax receivable.

We generated $404.3 million in cash from investing activities during the year ended December 31, 2011, primarily attributable to the maturity and sale of marketable securities that increased our cash by $942.7 million, partially offset by the purchase of $506.6 million of marketable securities. In addition, we used $31.9 million in cash for the purchase of property, equipment and other.

We used $552.8 million in cash for financing activities, primarily attributable to $537.7 million used to extinguish certain of our senior notes due 2012 and 2013 and $47.4 million used to pay cash dividends during 2011. These items partially were offset by net proceeds from our mortgage repurchase facility, which resulted in a $23.3 million increase in cash, and $9.0 million in cash proceeds from the exercise of stock options.

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

Off-Balance Sheet Arrangements.

In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At December 31, 2011, we had deposits of $7.0 million in the form of cash and $4.3 million in the form of letters of credit to secure option contracts to purchase lots that were at risk.

At December 31, 2011, we had outstanding performance bonds and letters of credit totaling approximately $63.2 million and $20.6 million, respectively, including $7.0 million in letters of credit issued by HomeAmerican, with the remaining bonds and letters of credit issued by third-parties, to secure our performance under various contracts. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

We have made no material guarantees with respect to third-party obligations.

Contractual Obligations.

The table below summarizes our known contractual obligations at December 31, 2011.

	Payments due by Period (in thousands)
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Senior note debt	$744,108	$-	$-	$499,295	$244,813
Interest on senior note debt	213,595	40,938	81,875	41,563	49,219
Operating leases	22,210	6,187	8,663	6,528	832

Total(1) (2)	$979,913	$47,125	$90,538	$547,386	$294,864

(1)

Pursuant to the employment agreements with two of our executive officers of the Company, we have accrued at December 31, 2011 the present value of the expected annual retirement benefits of $24.1 million. These estimated liabilities have been excluded from the table above as the payment date is variable based upon the date of the retirement of the named executives.

(2)

The table above excludes $48.7 million of mortgage loans that we are obligated to repurchase under our Mortgage Repurchase Facility. Additionally, there were outstanding performance bonds and letters of credit totaling approximately $63.2 million and $20.6 million, respectively, at December 31, 2011, which have been excluded from the table above.

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

ISSUANCE OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, (“ASU 2011-04”). ASU 2011-04 amends ASC 820, Fair Value Measurements, (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 will be effective for the Company’s fiscal year beginning January 1, 2012. The adoption of ASU 2011-04 is not expected to have a material effect on the Company’s condensed consolidated financial statements, but may require certain additional disclosures.

In September 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this standard do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU 2011-05 are effective for our interim and annual periods beginning January 1, 2012 and are to be applied retrospectively. The adoption of the provisions of ASU 2011-05 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In September 2011, the FASB issued an amendment to ASC 350, Intangibles—Goodwill and Other (“ASC 350”), which simplifies how entities test goodwill for impairment. Previous guidance under ASC 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described under ASC 350. The amendments are effective for us for annual and interim goodwill impairment tests performed for fiscal years beginning January 1, 2012, and early adoption is permitted. We are planning to adopt this standard in 2012. The adoption of the provisions of ASC 350 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Investment Risk.  Our cash and investment policy and strategy is to achieve an appropriate investment return while preserving principal and managing risk. Accordingly, our cash and cash equivalents are invested primarily in funds in highly liquid investments with an original maturity of three months or less and our marketable securities which include short-term securities (original maturities to the Company of less than 1 year) and long-term securities (original maturities to the Company of greater than 1 year).

Our cash and cash equivalents may include immediately available commercial bank deposits, commercial paper, money market funds, certificates of deposit and time deposits. Our marketable securities consist of available-for-sale securities that are invested in, fixed rate and floating rate interest earning securities, primarily: (1) debt securities, which may include, among others, United States government and government agency debt, corporate debt and bankers’ acceptances; and (2) deposit securities which may include, among others, certificates of deposit and time deposits. Our marketable securities also include investments in mutual funds, which holds predominately fixed income securities.

Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

During 2011, we increased the amount of marketable securities that were invested in equity securities from $105.3 million at December 31, 2010 to $160.0 million at December 31, 2011. Because our equity securities are accounted for as available-for-sale, changes in the market value are reported as a component of accumulated other comprehensive (loss) income. During 2011, we experienced declines of $11.7 million in the market value of equity securities. While we believe that the ultimate cost basis of these investments will be recovered in the future, there can be no assurances to that effect. In the event we elect to sell, or are otherwise required to sell these securities, we may be required to record significant losses in the event the market value does not increase prior to any sale. Such losses, if any, would be recorded as a component of our results of operations.

We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale and debt. Derivative instruments utilized in the normal course of business by HomeAmerican include forward sales securities commitments, private investor sales commitments and commitments to originate mortgage loans. We utilize these commitments to manage the price risk on fluctuations in interest rates on our mortgage loans owned and commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed at December 31, 2011 had an aggregate principal balance of approximately $22.9 million, all of which were under interest rate lock commitments at an average interest rate of 3.9%. In addition, HomeAmerican had $78.3 million of mortgage loans held-for-sale at December 31, 2011.

HomeAmerican provides mortgage loans that generally are sold forward and subsequently delivered to a third-party purchaser within approximately 60 days. Forward commitments are used for non-trading purposes to sell mortgage loans and hedge price risk due to fluctuations in interest rates on rate-locked mortgage loans in process that have not closed. Due to this economic hedging philosophy, the market risk associated with these mortgages is limited. For the years ended December 31, 2011, 2010 and 2009, we attempted to achieve a matching of the changes in the fair value of our derivatives with the changes in fair values of the loans we were hedging without having to designate our derivatives as hedging instruments. For forward sales commitments, as well as commitments to originate mortgage loans that are still outstanding at the end of a reporting period, we record the fair value of the derivatives in the Consolidated Statements of Operations with an offset to either derivative assets or liabilities, depending on the nature of the change.

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

At December 31, 2011, we had $48.7 million of mortgage loans that we are obligated to repurchase under our Mortgage Repurchase Facility. Mortgage loans that we are obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported under mortgage repurchase facility in the Consolidated Balance Sheets. Long-term debt outstanding under our senior notes, their maturities and estimated fair value at December 31, 2011 are as follows (dollars in thousands).

	Maturities through December 31,						Total	Estimated Fair Value
	2012	2013	2014	2015	2016	Thereafter
Fixed Rate Debt	$-	$-	$249,438	$249,857	$244,813	$-	$744,108	$734,217
Average Interest Rate	NA	NA	5.55%	5.50%	6.06%	NA	5.70%

Item 8.	Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

M.D.C Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of M.D.C. Holdings, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of M.D.C. Holdings, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), M.D.C. Holdings, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 2, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 2, 2012

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2011	2010
Assets
Cash and cash equivalents	$343,361	$572,225
Marketable securities	519,943	968,729
Restricted cash	667	420
Receivables
Home sales receivables	15,155	8,530
Income taxes receivable	-	2,048
Other receivables	7,514	9,432
Mortgage loans held-for-sale, net	78,335	65,114
Inventories, net
Housing completed or under construction	300,714	372,422
Land and land under development	505,338	415,237
Property and equipment, net	36,288	40,826
Deferred tax asset, net of valuation allowance of $281,178 and $231,379 at December 31, 2011 and 2010, respectively	-	-
Prepaid expenses and other assets, net	51,410	92,786

Total Assets	$1,858,725	$2,547,769

Liabilities
Accounts payable	$26,006	$35,018
Accrued liabilities	171,273	260,819
Mortgage repurchase facility	48,702	25,434
Senior notes, net	744,108	1,242,815

Total Liabilities	990,089	1,564,086

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 48,017,000 and 47,957,000 issued and outstanding, respectively, at December 31, 2011 and 47,198,000 and 47,142,000 issued and outstanding, respectively, at December 31, 2010	480	472
Additional paid-in-capital	863,128	820,237
Retained earnings	12,927	158,749
Accumulated other comprehensive (loss) income	(7,240)	4,884
Treasury stock, at cost; 60,000 and 56,000 shares at December 31, 2011 and December 31, 2010, respectively	(659)	(659)

Total Stockholders’ Equity	868,636	983,683

Total Liabilities and Stockholders’ Equity	$1,858,725	$2,547,769

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenue
Home sales revenue	$805,164	$921,022	$837,054
Land sales revenue	11,859	5,883	30,730
Other revenue	27,145	31,750	30,519

Total revenue	844,168	958,655	898,303

Costs and expenses
Home cost of sales	686,661	745,085	686,854
Land cost of sales	10,796	5,366	25,038
Asset impairments	14,901	21,647	30,986
Marketing expenses	38,791	41,322	36,371
Commission expenses	28,947	34,255	31,002
General and administrative expenses	137,314	166,993	162,485
Other operating expenses	5,209	3,162	6,661

Total operating costs and expenses	922,619	1,017,830	979,397

Loss from operations	(78,451)	(59,175)	(81,094)

Other income (expense)
Interest income and other	30,904	27,197	12,341
Interest expense	(21,130)	(38,623)	(38,582)
Extinguishment of senior notes	(38,795)	-	-

Loss before income taxes	(107,472)	(70,601)	(107,335)
Benefit from income taxes, net	9,082	5,831	132,014

Net (loss) income	$(98,390)	$(64,770)	$24,679

(Loss) earnings per share

Basic	$(2.12)	$(1.40)	$0.52

Diluted	$(2.12)	$(1.40)	$0.52

Dividends declared per share	$1.00	$1.00	$1.00

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balances at December 31, 2008	46,715,000	$467	$788,207	$292,905	$-	(49,000)	$(659)	$1,080,920
Net income	-	-	-	24,679	-	-	-	24,679
Shares issued upon exercise of stock options and awards of restricted stock	355,000	4	3,619	-	-	-	-	3,623
Tax benefit of non-qualified stock options exercised	-	-	(4,250)	-	-	-	-	(4,250)
Cash dividends paid	-	-	-	(46,925)	-	-	-	(46,925)
Stock-based compensation expense	-	-	15,099	-	-	-	-	15,099
Forfeitures of restricted stock	-	-	-	-	-	(4,000)	-	-

Balances at December 31, 2009	47,070,000	$471	$802,675	$270,659	$-	$(53,000)	$(659)	$1,073,146

M.D.C. HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balances at December 31, 2009	47,070,000	$471	$802,675	$270,659	$-	(53,000)	$(659)	$1,073,146
Net loss	-	-	-	(64,770)	-	-	-	(64,770)
Change in unrealized gain on available-for-sale investments	-	-	-	-	4,884	-	-	4,884

Total comprehensive loss								(59,886)
Shares issued upon exercise of stock options and awards of restricted stock	128,000	1	52	-	-	-	-	53
Cash dividends paid	-	-	-	(47,140)	-	-	-	(47,140)
Stock-based compensation expense	-	-	17,510	-	-	-	-	17,510
Forfeitures of restricted stock	-	-	-	-	-	(3,000)	-	-

Balances at December 31, 2010	47,198,000	$472	$820,237	$158,749	$4,884	(56,000)	$(659)	$983,683

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Capital Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balances at December 31, 2010	47,198,000	$472	$820,237	$158,749	$4,884	(56,000)	$(659)	$983,683
Net loss	-	-	-	(98,390)	-	-	-	(98,390)
Change in unrealized (loss) gain on available-for-sale investments	-	-	-	-	(12,124)	-	-	(12,124)

Total comprehensive loss								(110,514)
Shares issued upon exercise of stock options and awards of restricted stock	819,000	8	9,036	-	-	-	-	9,044
Cash dividends paid	-	-	-	(47,432)	-	-	-	(47,432)
Stock-based compensation expense	-	-	15,432	-	-	-	-	15,432
Forfeitures of restricted stock	-	-	-	-	-	(4,000)	-	-
Reinstatement of tax benefits on non-qualified stock options exercised in previous years (Footnote 7)	-	-	18,423	-	-	-	-	18,423

Balances at December 31, 2011	48,017,000	$480	$863,128	$12,927	$(7,240)	(60,000)	$(659)	$868,636

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Operating Activities
Net (loss) income	$(98,390)	$(64,770)	$24,679
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Loss on extinguishment of debt	38,795	-	-
Stock-based compensation expense	15,432	17,510	15,099
Asset impairments	14,901	21,647	30,986
Amortization of deferred marketing costs	10,169	11,184	9,055
Write-offs of land option deposits and pre-acquisition costs	7,044	3,102	2,948
Depreciation and amortization of long-lived assets	6,371	5,759	5,402
Other non-cash items	711	3,438	1,316
Net changes in assets and liabilities
Restricted cash	(247)	56	194
Home sales and other receivables	(4,707)	(2,062)	9,986
Income taxes receivable	16,785	143,096	21,359
Mortgage loans held-for-sale, net	(13,221)	(2,799)	6,289
Housing completed or under construction	86,363	(117,388)	146,505
Land and land under development	(92,426)	(166,492)	(30,843)
Prepaid expenses and other assets, net	(2,267)	(27,177)	(10,331)
Accounts payable and accrued liabilities	(65,597)	(34,185)	(30,190)

Net cash (used in) provided by operating activities	(80,284)	(209,081)	202,454

Investing Activities
Purchases of marketable securities	(506,568)	(934,240)	(389,741)
Maturities of marketable securities	569,551	138,042	116,661
Sales of marketable securities	373,138	159,881	56,042
Other investing	(31,857)	(8,149)	(7,954)

Net cash provided by (used in) investing activities	404,264	(644,466)	(224,992)

Financing Activities
Extinguishment of senior notes	(537,724)	-	-
Proceeds from issuance of senior notes	-	242,288	-
Advances on mortgage repurchase facility	114,640	149,270	134,112
Payments on mortgage repurchase facility	(91,372)	(152,951)	(139,870)
Dividend payments	(47,432)	(47,140)	(46,925)
Proceeds from exercise of stock options	9,044	53	3,623
Excess tax benefits from stock-based compensation	-	-	1,122

Net cash (used in) provided by financing activities	(552,844)	191,520	(47,938)

Net decrease in cash and cash equivalents	(228,864)	(662,027)	(70,476)
Cash and cash equivalents
Beginning of year	572,225	1,234,252	1,304,728

End of year	$343,361	$572,225	$1,234,252

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

Description of Business.  The Company’s homebuilding segments, through separate subsidiaries, have operations in Arizona, California, Colorado, Florida, Illinois, Maryland, (which includes Maryland, Pennsylvania, Delaware and New Jersey), Nevada, Utah, Virginia and Washington. The primary functions of the Company’s homebuilding segments include land acquisition and development, home construction, purchasing, marketing, merchandising, sales and customer service. The Company builds and sells primarily single-family detached homes which are designed and built to meet local customer preferences. The Company is the general contractor for all of its projects and retains subcontractors for site development and home construction.

The Company’s Financial Services and Other segment consists of HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans, primarily for the Company’s homebuyers, American Home Insurance Agency, Inc. (“American Home Insurance”), which offers third-party insurance products to the Company’s homebuyers, and American Home Title and Escrow Company (“American Home Title”), which provides title agency services to the Company and its homebuyers in Colorado, Florida, Illinois, Maryland, Nevada and Virginia. This segment also includes Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”), which provides insurance coverage primarily to the Company’s homebuilding subsidiaries and certain subcontractors for homes sold by the Company’s homebuilding subsidiaries and for work performed in completed subdivisions, and StarAmerican Insurance Ltd. (“StarAmerican”), a Hawaii corporation and a wholly owned subsidiary of MDC which is a re-insurer of Allegiant claims.

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

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Concentration of Credit Risk.  There are a limited number of third-party purchasers of mortgage loans originated by HomeAmerican. On August 31, 2011, Bank of America, one of the Company’s third-party purchasers, announced its intention to sell its third-party mortgage operation and exit its correspondent mortgage lending business. Subsequently, Bank of America amended its prior announcement and indicated that no sale of the third-party mortgage operation was forthcoming, but that it would proceed with its original plan to exit its correspondent mortgage lending business, with the last date that they would purchase a mortgage being December 15, 2011. If other third-party purchasers of mortgage loans exit the business, HomeAmerican’s operations could be impacted adversely due to reduced competition and having fewer bidders for originated mortgage loans HomeAmerican sells, which could result in HomeAmerican receiving a lower price for such originated mortgage loans. The following table sets forth the percent of mortgage loans sold by HomeAmerican to its primary third party purchasers during 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
Wells Fargo Funding, Inc.	52%	44%	45%
Bank of America, N.A.	17%	38%	34%
JPMorgan Chase Bank, N.A.	29%	16%	18%

Cash and Cash Equivalents.  The Company periodically invests funds in highly liquid investments with an original maturity of three months or less, such as commercial paper, money market funds and time deposits, which are included in cash and cash equivalents in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows.

Marketable Securities.  As of December 31, 2010, the Company classified certain marketable securities as held-to-maturity, as it had the intent and ability to hold its held-to-maturity investments to maturity at the time of their purchase. In July 2011, the Company sold $100 million of held-to-maturity marketable securities prior to their maturity and, as a result, the Company has re-classified all debt securities that were previously accounted for as held-to-maturity as available-for-sale as of December 31, 2011.

The Company’s marketable securities consist of fixed rate and floating rate interest earning securities, primarily: (1) debt securities, which may include, among others, United States government and government agency debt and corporate debt; (2) holdings in mutual fund equity securities and (3) deposit securities, which may include, among others, certificates of deposit and time deposits. As of December 31, 2011, all of the Company’s marketable securities are treated as available-for-sale investments and, as such, the Company has recorded all of its marketable securities at fair value with changes in fair value being recorded as a component of accumulated other comprehensive (loss) income at December 31, 2011.

Restricted Cash.  The Company receives cash earnest money deposits (“Deposits”) from customers for the sale of a home. In certain states the Company is restricted from using Deposits for general purposes, unless it takes measures to release state imposed restrictions on the Deposits received from homebuyers in conjunction with home sales, which may include posting blanket security bonds. At December 31, 2011 and 2010, the Company had $2.5 million and $4.5 million, respectively, outstanding in blanket security bonds used to release restrictions on certain Deposits. The Company had $0.7 million and $0.4 million in restricted cash related to Deposits at December 31, 2011 and 2010, respectively.

Home Sales Receivables.  Home sales receivables primarily consist of cash to be received from title companies or outside brokers associated with closed homes. Generally, the Company will receive cash from title companies and outside brokers within a few days of the home being closed.

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

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

Inventories.  The Company’s inventories consist of housing completed or under construction and land and land under development in the Consolidated Balance Sheets. The Company’s inventories are primarily associated with subdivisions where the Company intends to construct and sell homes on the land, including model and unsold started homes. Components of housing completed or under construction primarily include: (1) land costs transferred from land and land under development; (2) hard costs associated with the construction of a house; (3) overhead costs, which include real property taxes, engineering fees and permits and fees; (4) capitalized interest; and (5) indirect fees. Land costs are transferred from land and land under development to housing completed or under construction at the point in time that the Company begins construction of a home on an owned lot. Costs capitalized to land and land under development primarily include: (1) land costs; (2) development costs for the land; (3) entitlement costs; (4) capitalized interest; and (5) title insurance, taxes and closing costs directly related to the purchase of the land parcel.

Homebuilding inventories are carried at cost unless events and circumstances indicate that the carrying value of the underlying subdivision may not be recoverable. The Company determines impairments on a subdivision level basis as each such subdivision represents the lowest level of identifiable cash flows. In making this determination, the Company reviews, among other things, the following for each subdivision:

•	actual and trending “Operating Profit” (which is defined as home sales revenue less home cost of sales and all direct incremental costs associated with the home closing) for closed homes closed;

•	estimated future undiscounted cash flows and Operating Profit;

•	forecasted Operating Profit for homes in Backlog (as defined);

•	actual and trending net and gross home orders;

•	base sales price and home sales incentive information for homes that closed and are in Backlog;

•	market information for each sub-market; and

•	known or probable events indicating that the carrying value may not be recoverable.

If events or circumstances indicate that the carrying value of the Company’s inventory may not be recoverable, assets are reviewed for impairment by comparing the undiscounted estimated future cash flows from an individual subdivision to its carrying value. If the undiscounted future cash flows are less than the subdivision’s carrying value, the carrying value of the subdivision is written down to its then estimated fair value. The Company generally determines the estimated fair value of each subdivision by determining the present value of the estimated future cash flows at discount rates that are commensurate with the risk of the subdivision under evaluation. The discount rates used in the Company’s estimated discounted cash flows generally ranged from 13% to 18% during the years ended December 31, 2011, 2010 and 2009.

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Asset Impairments.  The following tables set forth, by reportable segment, the asset impairments recorded during the year ended December 31, 2011, 2010 and 2009 (in thousands).

	Year Ended December 31,
Land and Land Under Development	2011	2010	2009
West	$7,270	$14,808	$9,576
Mountain	1,850	555	8,913
East	285	421	1,600
Other Homebuilding	1,519	121	610

Subtotal	10,924	15,905	20,699

Housing Completed or Under Construction
West	1,499	3,163	5,379
Mountain	449	964	1,646
East	-	569	875
Other Homebuilding	93	594	537

Subtotal	2,041	5,290	8,437

Other asset impairments	1,936	452	1,850

Total	$14,901	$21,647	$30,986

During the year ended December 31, 2011, we recorded $14.9 million of asset impairments. These impairments primarily were incurred during the 2011 second and third quarters in select subdivisions primarily in the California and Nevada markets of our West segment, and the Utah market of our Mountain segment. The impairment of these specific subdivisions, most of which were purchased during 2010, primarily resulted from lowering anticipated home sales prices from those that were expected at the time we purchased the land, based on our experience with homes sold or closed in these subdivisions. As a result of declining home sales prices, we determined based upon our impairment evaluation, that the fair market values of the land and homes in these subdivisions were less than their carrying values.

During the year ended December 31, 2010, the impairments were concentrated in the Arizona and Nevada markets of our West segment and primarily resulted from lowering our estimated average selling prices of homes. This was primarily due to: (1) strong competition for sales of new homes; (2) overall low economic activity combined with high unemployment levels; (3) homebuyers having difficulty qualifying for new loans; and (4) the elevated levels of foreclosures and short sales of homes driving real estate values down.

The impairment of the Company’s inventories during the year ended December 31, 2009, related to communities in each homebuilding segment and, most notably in the Company’s West and Mountain segments. The impairments resulted primarily from declines in the average selling price of homes in each of the 60 communities that were impaired during 2009 resulting from an effort to generate new home sales. The impairments in the West segment were concentrated in the Nevada market and resulted from decreases in the average selling prices of closed homes during 2009, compared with 2008, in response to increased levels of competition in this market and continued high levels of home foreclosures. The impairments in the East and Other Homebuilding segments primarily resulted from lower forecasted average selling prices for communities that are in the close-out phase.

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Property and Equipment, Net.  Property and equipment is carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, which range from two to 20 years. Depreciation and amortization expense for property and equipment was $6.1 million, $5.6 million and $5.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

In accordance with Accounting Standards Codification (“ASC”) 350-10, Intangibles—Goodwill and Other, the Company capitalizes certain costs incurred in connection with developing or obtaining software for internal use. Once the software is substantially complete and ready for its intended use, the capitalized costs are amortized over the software’s estimated useful life, which is typically 5 years. The Company recorded $4.6 million, $2.5 million and $1.8 million in depreciation expense associated with its computer software and equipment during the years ended December 31, 2011, 2010 and 2009, respectively.

The following table sets forth the cost and carrying value of the Company’s property and equipment by major asset category (in thousands).

December 31, 2011	Cost	Accumulated Depreciation	Carrying Value
Airplane	$28,997	$5,506	$23,491
Computer software and equipment	19,719	8,586	11,133
Leasehold improvements	6,902	5,483	1,419
Other	1,936	1,691	245

Total	$57,554	$21,266	$36,288

December 31, 2010
Airplane	$28,997	$4,957	$24,040
Computer software and equipment	18,483	4,109	14,374
Leasehold improvements	8,025	5,889	2,136
Other	2,320	2,044	276

Total	$57,825	$16,999	$40,826

Deferred Tax Asset, net.  Deferred tax assets and liabilities are recognized based on temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates in effect in the years in which those temporary differences are expected to reverse. Deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2011 and 2010, based upon current facts and circumstances, the Company had recorded a valuation allowance against its deferred tax assets of $281.2 million and $231.4 million, respectively.

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Prepaid Expenses and Other Assets, Net.  The following table sets forth the information relating to prepaid expenses and other assets, net (in thousands).

	December 31,
	2011	2010
Deferred marketing costs	$20,786	$22,736
Land option deposits	6,952	11,606
Related party assets	6,663	7,393
Goodwill	6,308	-
Prepaid expenses	4,454	5,935
Deferred debt issue costs, net	3,235	5,021
Other	3,012	4,533
IRS Deposit	-	35,562

Total	$51,410	$92,786

Deferred Marketing Costs.  Certain marketing costs related to model homes and sales offices are capitalized as they are: (1) reasonably expected to be recovered from the sale of the project; and (2) incurred for (A) tangible assets that are used directly throughout the selling period to aid in the sale of the project or (B) services that have been performed to obtain regulatory approval of sales. Capitalized marketing costs are included in prepaid and other assets in the Consolidated Balance Sheets and are amortized to marketing expense as the homes in the related subdivision are closed. The Company allocates all capitalized marketing costs equally to each house within a subdivision and records expense as homes close over the life of a subdivision. All other marketing costs are expensed as incurred.

Land Option Deposits.  Land option deposits primarily include refundable and non-refundable deposits related to the Company’s lot option purchase contracts and are capitalized if all of the following conditions have been met: (1) the costs are directly identifiable with the specific property; (2) the costs would be capitalized if the property were already acquired; and (3) acquisition of the property is probable in that the Company is actively seeking and has the ability to acquire the property and there is no indication that the property is not available for sale. Land option deposits are expensed to other operating expenses on the Consolidated Statements of Operations when the Company believes it is no longer probable that the lots under option will be acquired. The Company expensed to other operating expenses in the Consolidated Statement of Operations $7.0 million, $3.1 million and $2.9 million in land option deposits and pre-acquisition costs for the years ended December 31, 2011, 2010 and 2009, respectively.

Variable Interest Entities.  In the normal course of business, the Company enters into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allows the Company to reduce the risks associated with direct land ownership and development, reduces the Company’s capital and financial commitments, including interest and other carrying costs, and minimizes the amount of the Company’s land inventories on its consolidated balance sheets. The Company’s obligation with respect to Option Contracts generally is limited to forfeiture of the related non-refundable cash deposits and/or letters of credit, which totaled approximately $7.0 million and $4.3 million, respectively, at December 31, 2011. At December 31, 2011, the Company had the right to acquire 1,721 lots under Option Contracts.

In compliance with ASC 810, Consolidation, (“ASC 810”), the Company analyzes its land option contracts and other contractual arrangements to determine whether the corresponding land sellers are VIEs and, if so, whether the

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Company is the primary beneficiary. Although the Company does not have legal title to the optioned land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. As a result of its analyses, the Company determined that, as of December 31, 2011, it was not the primary beneficiary of any VIEs from which it is purchasing land under land option contracts. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, including, but not limited to, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE.

Related Party Assets.  The Company’s related party assets are debt security bonds acquired from a quasi-municipal corporation in the state of Colorado. (See Note 8 to the Consolidated Financial Statements).

Goodwill.  During 2011, the Company completed an acquisition of substantially all of the assets of a homebuilding company in the Seattle area. As a result of this transaction, the Company recorded $6.3 million of goodwill.

IRS Deposit.  During 2008, the Company made a deposit with the Internal Revenue Service (“IRS”) of approximately $35.6 million related to the IRS examination of its 2004 and 2005 federal income tax returns. The deposit was made to limit the interest charge on any potential audit adjustments. During the 2011 first quarter, the Company reached a settlement with the IRS on its audit of these returns. (See Note 7 to the Consolidated Financial Statements).

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

The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority. At December 31, 2011 and 2010, the Company’s liability for unrecognized tax benefits was $3.3 million and $55.9 million, respectively, which is included in accrued liabilities in the Company’s Consolidated Balance Sheets.

Warranty Reserves.  The Company’s homes are sold with limited third-party warranties that generally provide for ten years of structural coverage (“structural warranty”), two years of coverage for plumbing, electrical, heating, ventilation and air conditioning systems, and one year of coverage for workmanship and materials. Under MDC’s agreement with the issuer of the third-party warranties, the Company is responsible for performing all of the work for the first two years of the warranty coverage and substantially all of the cost of the work required to be performed

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

during years three through ten of the warranties. As a result, warranty reserves are established based upon historical payment experience in an amount estimated to be adequate to cover expected costs of materials and outside labor during warranty periods. The establishment of warranty reserves for closed homes and the quarterly evaluation of the Company’s warranty reserve balance are based on an actuarial study that includes known facts and interpretations of circumstances, including, among other things, trends in the Company’s historical warranty payment levels and warranty payments for claims not considered to be normal and recurring.

Warranty payments are monitored to determine their nature and, to the extent they are warranty-related payments, they are recorded against the warranty reserve. To the extent this evaluation determines that the payments made are related to completion of a home or land development, the payments are then recorded against the land development and home construction accruals. Additional reserves may be established for known, unusual warranty-related expenditures not included in the warranty reserve established through the Company’s actuarial analysis of warranty payments. Warranty payments incurred for an individual house may differ from the related reserve established for the home at the time it was closed. The actual disbursements for warranty claims are evaluated in the aggregate to determine if an adjustment to the historical warranty reserve should be recorded.

Generally, warranty reserves are reviewed quarterly, using historical payment data and other relevant information, to determine the reasonableness and adequacy of both the reserve and the per-unit reserve amount originally included in home cost of sales, as well as the timing of the reversal of any excess reserve. Warranty reserves are included in accrued liabilities in the Consolidated Balance Sheet and adjustments to the Company’s warranty reserves are recorded as an increase or reduction to home cost of sales in the Consolidated Statement of Operations. It is possible the Company could be required to record further adjustments to its warranty reserve balance in future reporting periods if warranty payment patterns continue to remain favorable relative to historical experience.

The following table summarizes the warranty reserve activity for the years ended December 31, 2011, 2010 and 2009 (in thousands).

	Year Ended December 31,
	2011	2010	2009
Balance at beginning of period	$34,704	$59,022	$89,318
Expense provisions	4,224	5,320	7,188
Cash payments	(7,925)	(8,793)	(9,701)
Adjustments	(5,478)	(20,845)	(27,783)

Balance at end of period	$25,525	$34,704	$59,022

During the year ended December 31, 2011, and consistent with the years ended December 31, 2010 and 2009, the Company continued to experience lower than anticipated warranty payments on previously closed homes. As a result of favorable warranty payment experience relative to its estimates at the time of home closing, the Company recorded adjustments during the year ended December 31, 2011 to reduce its warranty reserve by $8.9 million, partially offset by increases in the reserve of $3.4 million for certain warranty-related issues specific to a limited number of subdivisions. The $20.8 million in warranty adjustments during the year ended December 31, 2010 was the result of favorable warranty payment experience relative to the Company’s estimates at the time of home closings. During the year ended December 31, 2009, the Company recorded adjustments to reduce its warranty reserve by $27.8 million, $22.6 million being associated with on-going favorable payment experience relative to its estimates at the time of home closings. Also during 2009, the Company reached a settlement of a construction defect claim in the

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Nevada market of the West segment. As a result of this settlement, the costs of which were paid by insurance providers, the Company released $5.6 million of warranty reserves that were established during previous reporting periods for these construction defect claims. Each of the foregoing warranty reserve adjustments were recorded as a reduction to home cost of sales in the Consolidated Statements of Operations.

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

The following table summarizes the insurance reserve activity for the years ended December 31, 2011, 2010 and 2009 (in thousands).

	Year Ended December 31,
	2011	2010	2009
Balance at beginning of period	$52,901	$51,606	$59,171
Expense provisions	2,305	3,602	3,771
Cash payments	(7,545)	(6,451)	(6,213)
Adjustments	2,798	4,144	(5,123)

Balance at end of period	$50,459	$52,901	$51,606

The $2.8 million and $4.1 million of adjustments to increase the Company’s insurance reserves during the years ended December 31, 2011 and 2010, respectively, primarily resulted from increases in the severity and frequency of insurance claim experience relative to prior period estimates. The $5.1 million adjustment to reduce insurance reserves during 2009 primarily resulted from a reduction in the Company’s incurred but not reported insurance reserves associated with StarAmerican and Allegiant.

Mortgage Loan Loss Reserves.  In the normal course of business, the Company establishes reserves for potential losses associated with HomeAmerican’s sale of mortgage loans to third-parties. These reserves are created to address repurchase and indemnity claims by third-party purchasers of the mortgage loans, which claims arise primarily out of allegations of homebuyer fraud at the time of origination of the loan. These reserves are based upon, among other matters: (1) pending claims received from third-party purchasers associated with previously sold mortgage loans; (2) a current assessment of the potential exposure associated with future claims of homebuyer fraud in mortgage loans originated in prior periods; and (3) historical loss experience. The Company’s mortgage loan reserves are reflected as a component of accrued liabilities in the Consolidated Balance Sheets, and the associated expenses are included as a component of general and administrative expenses in the Consolidated Statements of Operations. See Note 10 to the Consolidated Financial Statements.

Litigation Reserves.  The Company and certain of its subsidiaries have been named as defendants in various cases. The Company reserves for estimated exposure with respect to these cases based upon currently available information on each case. Due to uncertainties in the estimation process, actual results may differ from those estimates.

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

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

The Company utilizes the installment method of accounting for home closings if all of the following criteria are present: (1) HomeAmerican originates the mortgage loan; (2) HomeAmerican has not sold the mortgage loan, or loans, as of the end of the pertinent reporting period; and (3) the homebuyer’s down payment does not meet the initial or continuing investment criteria. Accordingly, the corresponding Operating Profit is deferred, by recording a reduction to home sales revenue in the Consolidated Statements of Operations, and the deferral is subsequently recognized at the time HomeAmerican sells the homebuyer’s mortgage loan, or loans, to a third-party purchaser. In the event the Operating Profit is a loss, the Company recognizes such loss at the time the home is closed. The Company’s deferral of Operating Profit associated with homes that closed for which the initial or continuing investment criteria were not met was immaterial at December 31, 2011 and 2010.

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

The Company measures mortgage loans held-for-sale at fair value with the changes in fair value being reported in earnings at each reporting date. Using fair value allows an offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. The impact of recording changes in fair value to earnings did not have a material impact on the Company’s financial position, results of operations or cash flows during the years ended December 31, 2011, 2010 or 2009. Gains on sales of mortgage loans, net, were $17.8 million, $21.8 million and $20.3 million for the years ended December 31, 2011, 2010 and 2009, respectively, and are included as a component of Other revenue in the Consolidated Statements of Operations.

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

When a home is closed, the Company generally has not yet paid and recorded all costs necessary to complete the construction of the home and certain land development costs. At the time of a home closing, the Company compares the home construction budgets to actual recorded costs to determine the additional costs remaining to be paid on each closed home. For amounts not incurred or paid as of the time of closing a home, the Company records an estimated accrual associated with certain home construction and land development costs. Generally, these accruals are established based upon contracted work which has yet to be paid, open work orders not paid at the time of home closing, punch list items identified during the course of the homebuyer’s final walkthrough of the home, as well as land completion costs more likely than not to be incurred, and represent estimates believed to be adequate to cover the expected remaining home construction and land development costs. The Company monitors the adequacy of these accruals on a house-by-house basis and in the aggregate on both a market-by-market and consolidated basis. At December 31, 2011 and 2010, the Company had $10.6 million and $12.5 million, respectively, of land development and home construction accruals for closed homes. Actual results could differ from such estimates.

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

Derivative Financial Instruments.  The Company utilizes certain derivative instruments in the normal course of business, which primarily include commitments to originate mortgage loans (interest rate lock commitments or locked pipeline) and forward sales of mortgage-backed securities commitments, both of which typically are short-term in nature. Forward sales securities commitments and private investor sales commitments are utilized to hedge changes in fair value of mortgage loan inventory and commitments to originate mortgage loans. At December 31, 2011, the Company had $22.9 million in interest rate lock commitments and $12.5 million in forward sales of mortgage-backed securities.

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

The Company records its mortgage loans held-for-sale at fair value to achieve matching of the changes in the fair value of its derivative instruments with the changes in fair values of the loans it is hedging, without having to designate its derivatives as hedging instruments. For forward sales commitments, as well as commitments to originate mortgage loans that are still outstanding at the end of a reporting period, the Company records the changes in fair value of the derivatives in other revenue in the Consolidated Statements of Operations with an offset to either prepaid and other assets or accrued liabilities in the Consolidated Balance Sheets, depending on the nature of the change. The changes in fair value of the Company’s derivatives were not material during the year ended December 31, 2011, 2010 or 2009.

Advertising Expenses.  The Company expenses advertising costs as incurred. Advertising expenses were $9.2 million, $10.9 million and $8.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

	Year Ended December 31,
	2011	2010	2009
Basic and Diluted (Loss) Earnings Per Common Share
Net (loss) income	$(98,390)	$(64,770)	$24,679
Less: distributed and undistributed earnings allocated to participating securities	(711)	(523)	(393)

Net (loss) income attributable to common stockholders	$(99,101)	$(65,293)	$24,286

Basic weighted-average shares outstanding	46,796	46,628	46,537
Unvested restricted stock and stock options, net	-	-	382

Dilutive weighted-average shares outstanding	46,796	46,628	46,919

Basic (Loss) Earnings Per Common Share	$(2.12)	$(1.40)	$0.52

Dilutive (Loss) Earnings Per Common Share	$(2.12)	$(1.40)	$0.52

Diluted EPS includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Common stock equivalents include stock options and unvested restricted stock. Diluted EPS for the years ending December 31, 2011 and 2010 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share. Using the treasury stock method, the weighted-average common stock

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

equivalents excluded from diluted EPS were 0.3 million shares and 0.4 million shares during the years ended December 31, 2011 and 2010, respectively.

Recently Issued Accounting Standards.  In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, (“ASU 2011-04”). ASU 2011-04 amends ASC 820, Fair Value Measurements, (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 will be effective for the Company’s fiscal year beginning January 1, 2012. The adoption of ASU 2011-04 is not expected to have a material effect on the Company’s consolidated financial statements, but may require certain additional disclosures.

In September 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, (“ASU 2011-05”), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this standard do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU 2011-05 are effective for our interim and annual periods beginning January 1, 2012 and are to be applied retrospectively. The adoption of the provisions of ASU 2011-05 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In September 2011, the FASB issued an amendment to ASC 350, Intangibles—Goodwill and Other (“ASC 350”), which simplifies how entities test goodwill for impairment. Previous guidance under ASC 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described under ASC 350. The amendments are effective for us for annual and interim goodwill impairment tests performed for fiscal years beginning January 1, 2012, and early adoption is permitted. We are planning to adopt this standard in 2012. The adoption of the provisions of ASC 350 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

2.	Supplemental Cash Flow Disclosure

The table below sets forth supplemental disclosures of cash flow information and non-cash investing and financing activities (in thousands).

	Year Ended December 31,
	2011	2010	2009
Cash paid during the year for
Interest, net of interest capitalized	$25,190	$32,824	$39,381
Income taxes	$3,532	$271	$15,216
Non-cash investing and financing activities
Unrealized holding (losses) gains on marketable securities	$(12,124)	$4,884	$-
Tax benefit of non-qualified stock options exercised, net of (reversals) of tax benefits of non-qualified stock options exercised in previous years	$-	$-	$(4,250)

3.	Information on Business Segments

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

The Company has identified each homebuilding subdivision as an operating segment as each homebuilding subdivision engages in business activities from which it earns revenue primarily from the sale of single-family detached homes, generally to first-time and first-time move-up homebuyers. Subdivisions in the reportable segments noted below have been aggregated because they are similar in the following regards: (1) economic characteristics; (2) housing products; (3) class of homebuyer; (4) regulatory environments; and (5) methods used to construct and sell homes. The Company’s homebuilding reportable segments are as follows:

•	West (Arizona, California, Nevada and Washington)
•	Mountain (Colorado and Utah)
•	East (Virginia and Maryland, which includes Pennsylvania, Delaware, and New Jersey)
•	Other Homebuilding (Florida and Illinois)

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

	Year Ended December 31,
	2011	2010	2009
Revenue
Homebuilding
West	$276,423	$333,746	$407,157
Mountain	320,772	352,441	247,337
East	183,211	212,585	176,386
Other Homebuilding	47,308	45,197	54,086

Total Homebuilding	827,714	943,969	884,966
Financial Services and Other	26,086	30,474	28,318
Corporate	-	-	10
Intercompany adjustments	(9,632)	(15,788)	(14,991)

Total	$844,168	$958,655	$898,303

The following table summarizes (loss) income before income taxes for each of the Company’s six reportable segments (in thousands). Inter-company Supervisory Fees, which are included in (loss) income before income taxes for each reportable segment in the table below, are charged by the Company’s Corporate segment to the homebuilding segments and the Financial Services and Other segment. Supervisory Fees represent costs incurred by the Company’s Corporate segment associated with certain resources that support the Company’s other reportable segments. Transfers, if any, between operating segments are recorded at cost.

	Year Ended December 31,
	2011	2010	2009
(Loss) Income Before Income Taxes
Homebuilding
West	$(16,889)	$9,909	$19,144
Mountain	1,397	1,059	(15,686)
East	(3,579)	91	(9,789)
Other Homebuilding	(3,617)	(3,140)	(4,691)

Total Homebuilding	(22,688)	7,919	(11,022)
Financial Services and Other	3,156	10,299	5,953
Corporate	(87,940)	(88,819)	(102,266)

Total	$(107,472)	$(70,601)	$(107,335)

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

	December 31,
	2011	2010
Homebuilding
West	$346,442	$300,652
Mountain	262,787	311,833
East	223,606	188,693
Other Homebuilding	31,468	40,554

Total Homebuilding	864,303	841,732
Financial Services and Other	143,561	135,286
Corporate	852,657	1,573,408
Intercompany adjustments	(1,796)	(2,657)

Total	$1,858,725	$2,547,769

The following table summarizes depreciation and amortization of long-lived assets and amortization of deferred marketing costs for each of the Company’s six reportable segments (in thousands).

	Year Ended December 31,
	2011	2010	2009
Homebuilding
West	$4,827	$6,201	$5,753
Mountain	3,475	3,596	2,638
East	1,907	1,990	1,995
Other Homebuilding	812	647	405

Total Homebuilding	11,021	12,434	10,791
Financial Services and Other	642	679	758
Corporate	4,877	3,830	2,908
Total	$16,540	$16,943	$14,457

4.	Mortgage Loans Held-for-Sale, Net

The following table sets forth the information relating to mortgage loans held-for-sale, net (in thousands).

	December 31,
	2011	2010
Mortgage loans
FHA	$26,387	$27,084
Conventional	28,999	21,461
VA	22,949	16,569

Total	$78,335	$65,114

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Mortgage loans held-for-sale consist primarily of loans collateralized by first mortgages and deeds of trust due over periods of up to 40 years. The weighted-average effective yield on mortgage loans held in inventory was approximately 3.9% and 4.0% at December 31, 2011 and 2010, respectively.

5.	Supplemental Balance Sheet Information

The following table sets forth information relating to accrued liabilities (in thousands).

	December 31,
	2011	2010
Accrued liabilities
Insurance reserves (Note 1)	$50,459	$52,901
Warranty reserves (Note 1)	25,525	34,704
Accrued executive deferred compensation (Note 6)	24,136	20,956
Accrued interest payable	13,762	17,822
Accrued compensation and related expenses	12,339	22,659
Land development and home construction accruals	10,619	12,450
Legal reserves	9,360	14,230
Customer and escrow deposits	5,468	4,523
Liability for unrecognized tax benefits (Note 7)	3,303	55,850
Mortgage loan loss reserves (Note 10)	442	6,881
Other accrued liabilities	15,860	17,843

Total	$171,273	$260,819

The reduction in accrued compensation and related expenses at December 31, 2011 compared with December 31, 2010, primarily reflects (1) a lower headcount; (2) no executive bonus accrual in 2011 as the executive performance objectives were not achieved; and (3) a reduction in discretionary non-executive bonuses.

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

The Company has accrued for the present value of the expected future retirement benefits to be paid to Mr. Mizel and Mr. Mandarich pursuant to their employment agreements with the Company. The Company’s accrued liabilities for the deferred compensation retirement plans are included as accrued executive deferred compensation in the table in Note 5 to the Consolidated Financial Statements. The Company estimates the present value of the future retirement

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

benefits based upon discount rates of high quality corporate bonds with a similar maturity as the estimated period of retirement benefits. At December 31, 2011 and 2010, the discount rate used in the Company’s present value calculation was 5.5%. During the years ended December 31, 2011, 2010 and 2009, the Company accrued $3.2 million, $3.2 million and $2.5 million, respectively, of expense associated with the deferred compensation components of Mr. Mizel’s and Mr. Mandarich’s employment agreements.

7.	Income Taxes

The Company’s (benefit from) provision for income taxes for the years ended December 31, 2011, 2010 and 2009 consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current tax benefit
Federal	$(3,652)	$(481)	$(132,014)
State	(5,430)	(5,350)	-

Total current	(9,082)	(5,831)	(132,014)

Deferred tax expense
Federal	-	-	-
State	-	-	-

Total deferred	-	-	-

Benefit from income taxes	$(9,082)	$(5,831)	$(132,014)

The (benefit from) provision for income taxes differs from the amount that would be computed by applying the statutory federal income tax rate of 35% to income before income taxes as a result of the following (dollars in thousands).

	Year Ended December 31,
	2011	2010	2009
Tax benefit computed at federal statutory rate	$(37,615)	$(24,711)	$(37,567)
State income tax benefit, net of federal benefit	(3,762)	(2,471)	(3,757)
Permanent differences	93	319	(2,720)
Change in state tax rate on temporary differences	-	-	(2,795)
Liability for unrecognized tax benefits	(9,173)	(4,082)	950
Change in valuation allowance	41,375	25,114	(86,125)

Benefit from income taxes	$(9,082)	$(5,831)	$(132,014)

Effective tax rate	8.5%	8.3%	123.0%

During 2011, the Company recorded a $9.1 million benefit from income taxes, primarily related to the settlements of various state income tax matters and our settlement with the IRS on its audit of the 2004 and 2005 federal income tax returns.

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

	December 31,
	2011	2010
Deferred tax assets
Federal net operating loss carryforward	$133,454	$73,189
State net operating loss carryforward	53,350	47,041
Asset impairment charges	31,137	46,118
Stock-based compensation expense	26,771	22,777
Warranty, litigation and other reserves	18,933	27,635
Accrued liabilities	10,667	9,789
Alternative minimum tax and other tax credit carryforwards	10,296	10,296
Inventory, additional costs capitalized for tax purposes	3,466	5,368
Unrealized loss on marketable securities	2,787	-
Charitable contribution on carryforward	942	938
Deferred revenue	580	326
Property, equipment and other assets	-	1,773

Total deferred tax assets	292,383	245,250
Valuation allowance	(281,178)	(231,379)

Total deferred tax assets, net of valuation allowance	11,205	13,871

Deferred tax liabilities
Deferred revenue	5,589	6,401
Property, equipment and other assets	706	-
Inventory, additional costs capitalized for financial statement purposes	542	604
Accrued liabilities	32	713
Unrealized gain on marketable securities	-	1,880
Other, net	4,336	4,273

Total deferred tax liabilities	11,205	13,871

Net deferred tax asset	$-	$-

At December 31, 2011, the Company had $133.5 million in tax effected federal net operating loss carryforwards. These operating loss carryforwards, if unused, will begin to expire in 2028. Additionally, the Company had $53.4 million in tax effected state net operating loss carryforwards. These operating loss carryforwards, if unused, will begin to expire in 2012.

The increase in the Company’s valuation allowance between December 31, 2011 and 2010 was primarily due to the pre-tax net loss incurred by the Company during 2011 and the inability to carry back any federal net operating losses at December 31, 2011. The Company’s future realization of its deferred tax assets ultimately depends on the existence of sufficient taxable income in the carryforward periods under the tax laws. The Company will continue analyzing, in subsequent reporting periods, the positive and negative evidence in determining the expected realization of its deferred tax assets.

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the Company’s liability associated with unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Gross unrecognized tax benefits at beginning of year	$48,963	$52,837	$59,129
Increases related to prior year tax positions	-	13	209
Decreases related to prior year tax positions	(286)	(2,323)	(649)
Increases related to current year tax positions	85	385	1,085
Decreases related to current year tax positions	-	-	(715)
Settlements with taxing authorities	(38,543)	(1,414)	(6,222)
Lapse of applicable statute of limitations	(7,507)	(535)	-

Gross unrecognized tax benefits at end of year	$2,712	$48,963	$52,837

The Company’s liability for gross unrecognized tax benefits was $2.7 million and $49.0 million at December 31, 2011 and 2010, respectively. This decrease resulted primarily from the Company’s settlement with the IRS on the audit of its 2004 and 2005 federal income tax returns and settlement of various state income tax matters.

In addition to the above, the Company’s 2011 first quarter settlement with the IRS resulted in an increase of $13.0 million to additional paid-in-capital in the Company’s Consolidated Statements of Stockholders’ Equity. An additional $5.4 million increase to additional paid-in-capital occurred during the 2011 third quarter due to the expiration of various statutes of limitations. Finally, since the Company settled for an amount less than the $35.6 million deposit the Company made with the IRS during 2008, the settlement resulted in an increase of $11.1 million to income taxes receivable in the Company’s Consolidated Balance Sheets. The Company received payment from the IRS during the 2011 second quarter.

The total liabilities associated with unrecognized tax benefits that, if recognized, would impact the effective tax rates in the Company’s Consolidated Statements of Operations is $1.0 million, $5.0 million and $7.6 million at December 31, 2011, 2010 and 2009, respectively.

The Company accrues interest and penalties associated with unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations, and the corresponding liability in accrued liabilities in the Consolidated Balance Sheets. The expense (benefit) for interest and penalties reflected in the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009 was approximately ($4.8) million, ($1.8) million and $0.8 million (interest net of related tax benefits), respectively. The corresponding liabilities in the Consolidated Balance Sheets were $0.8 million and $10.7 million at December 31, 2011 and 2010, respectively.

The Company has taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may decrease within the next twelve months. The possible decrease could result from the expiration of various statutes of limitation and the finalization of various state income tax matters. The estimated range of the reasonably possible decrease is $0 to $2.0 million.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal income tax examination for calendar tax years ending 2008

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

through 2011. Additionally, the Company is subject to various state income tax examinations for the 2001 through 2011 calendar tax years. The Company currently is under state income tax examination in the states of California and Utah for various tax years.

8.	Related Party Transactions

The Company previously entered into a transaction (the “Transaction”) with the Villages at Castle Rock Metropolitan District No. 6 (the “District”). The District is a quasi-municipal corporation and political subdivision of the State of Colorado. The Board of Directors of the District currently is comprised of employees of the Company. The District was formed to provide funding for certain land development costs associated with the construction of homes in the Company’s Cobblestone subdivision. Pursuant to the terms of the Transaction, the District sold to the Company approximately $22.5 million in Limited Tax General Obligation Capital Appreciation Bonds Series 2007 (the “2007 Bonds”) and a $1.6 million Limited Tax General Obligation Subordinate Bond (the “Subordinate Bond”) in exchange for title to approximately $28.6 million in land development improvements to the District.

The Company recorded the 2007 Bonds and Subordinate Bond at an estimated $8.9 million fair value based upon discounted cash flows. During the year ended December 31, 2009, the Company updated its evaluation of the estimated fair value of the 2007 Bonds and Subordinate Bond. Through this evaluation, the Company determined there was a decrease in the estimated cash flows from such assets and, as a result, recorded a $1.0 million other-than-temporary-impairment associated with the 2007 Bonds in 2009. During the year ended December 31, 2011 and 2010, the Company received the scheduled payments from the District in the amount of $0.7 million and $0.5 million, respectively, which were recorded as a reduction to the carrying value of the 2007 Bonds and Subordinate Bond.

During 2009, the Company committed to contribute $1.0 million in cash to the MDC/Richmond American Homes Foundation (the “Foundation”), a Delaware non-profit corporation that was incorporated on September 30, 1999. The Company did not contribute to the Foundation during the years ended December 31, 2011 or 2010.

The Foundation is a non-profit organization operated exclusively for charitable, educational and other purposes beneficial to social welfare within the meaning of Section 501(c)(3) of the Internal Revenue Code. The following Directors and/or officers of the Company are the trustees of the Foundation at December 31, 2011, all of whom serve without compensation:

Name	Title
Larry A. Mizel	Trustee, Chairman and Chief Executive Officer

Steven J. Borick	Trustee

David D. Mandarich	Trustee

9.	Lines of Credit and Total Debt Obligations

Mortgage Lending.  HomeAmerican has a Master Repurchase Agreement, which was amended in September 2011 and extended until September 27, 2012 (the “Mortgage Repurchase Facility”), with U.S. Bank National Association (“USBNA”). The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

November 12, 2008, by and between HomeAmerican and USBNA. As of December 31, 2011, the Mortgage Repurchase Facility has a maximum aggregate commitment of $50 million, reduced from $70 million through the fourth amendment in September 2011. At December 31, 2011 and December 31, 2010, the Company had $48.7 million and $25.4 million, respectively, of mortgage loans that the Company was obligated to repurchase under its Mortgage Repurchase Facility. Mortgage loans that the Company is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility on the Consolidated Balance Sheets. Advances under the Mortgage Repurchase Facility carry a Pricing Rate equal to the greater of (i) the LIBOR Rate (as defined in the Mortgage Repurchase Facility) plus 2.5%, or (ii) 3.75%. At HomeAmerican’s option, the Balance Funded Rate (equal to 3.75%) may be applied to advances under the Mortgage Repurchase Facility provided the applicable Buyer is holding sufficient Qualifying Balances. The foregoing terms are defined in the Mortgage Repurchase Facility.

The Company believes that it is in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility and it is not aware of any covenant violations.

Senior Notes. The Company’s senior notes are not secured and, while the senior note indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. The Company’s senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of its homebuilding segment subsidiaries. The Company believes that it is in compliance with the representations, warranties and covenants included in the senior notes indentures, and the Company is not aware of any covenant violations.

During 2011, the Company completed a debt tender offer and redemptions of its 7% Senior Notes due 2012 and 5 1/2% Senior Notes due 2013. As a result of these transactions, the Company paid $537.7 million to extinguish $500 million in debt principal with a carrying amount of $498.9 million and recorded a $38.8 million expense for loss on extinguishment of debt.

The Company’s debt obligations at December 31, 2011 and December 31, 2010 are as follows (in thousands):

	December 31,
	2011	2010
7% Senior Notes due 2012	$-	$149,650
5 1/2% Senior Notes due 2013	-	349,748
5 3/8% Medium-Term Senior Notes due 2014	249,438	249,266
5 3/8% Medium-Term Senior Notes due 2015	249,857	249,821
5 5/8% Medium-Term Senior Notes due 2020	244,813	244,330

Total Senior Notes, net	$744,108	$1,242,815

10.	Commitments and Contingencies

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

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

The Company’s mortgage loan reserves are reflected as a component of accrued liabilities in the Consolidated Balance Sheets, and the associated expenses are included as a component of general and administrative expenses in the Consolidated Statements of Operations.

The following table summarizes the mortgage loan loss reserve activity for the years ended December 31, 2011, 2010, and 2009 (in thousands).

	Year Ended December 31,
	2011	2010	2009
Balance at beginning of period	$6,881	$9,641	$1,142
Expense provisions	—	—	2,199
Cash payments	(14,450)	(2,760)	(1,164)
Adjustments	8,011	—	7,464

Balance at end of period	$442	$6,881	$9,641

During the 2009 third quarter, mortgage delinquencies in general increased significantly year-over-year. Additionally, foreclosures and foreclosures in process increased substantially. Similarly, HomeAmerican experienced an increase in the number and magnitude of claims to repurchase previously sold mortgage loans. Accordingly, the Company increased its estimated mortgage loan loss reserve by $7.5 million during the year ended December 31, 2009.

No adjustments to the Company’s mortgage loan loss reserves were considered necessary during the year ended 2010.

During 2011, HomeAmerican reached settlements with third parties concerning claims and potential claims to repurchase certain previously sold mortgage loans, including a recent comprehensive settlement with Bank of America. As a result of these settlements, the Company increased its loan loss reserve $8.0 million during the year ended December 31, 2011. The Company made payments of $14.5 million during the year ended December 31, 2011 primarily associated with the foregoing settlements. The Company believes that these settlements substantially reduce its future exposure to liabilities associated with previously sold mortgage loans.

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

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

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

These cases have been settled in principle subject to approval by the court. The Company does not expect that the settlement will result in a loss exceeding amounts already recognized.

On September 28, 2011, a shareholder derivative lawsuit was filed by Martha Woodford in the United States District Court for the District of Delaware, Civil Action No. 11-00879-RGA. In the lawsuit, the plaintiff makes claims against our board of directors and our executive officers for alleged breaches of fiduciary duty, violation of Section 14(a) of the Securities Exchange Act, corporate waste and unjust enrichment relating to the Company’s executive officer compensation practices. The plaintiff seeks monetary damages and injunctive relief on behalf of the Company, and attorneys’ and other professional fees and costs. The parties have reached an agreement in principle, providing for the settlement of the lawsuit. Under the terms of the proposed settlement, the Company would implement certain corporate governance procedures and pay legal fees to the plaintiffs. The Company’s directors and executive officers admit no liability. The proposed settlement is subject to shareholder notice and court approval. If the court approves the settlement, the lawsuit will be dismissed with prejudice. The Company does not expect that the settlement will result in a loss exceeding amounts already recognized.

Additionally, in the normal course of business, the Company is a defendant in claims primarily related to construction defects, product liability and personal injury claims. These claims seek relief from the Company under various theories, including breach of implied and express warranty, negligence, strict liability, misrepresentation and violation of consumer protection statutes.

The Company has accrued for losses that may be incurred with respect to legal claims based upon information provided to it by its legal counsel, including counsels’ on-going evaluation of the merits of the claims and defenses. Due to uncertainties in the estimation process, actual results could vary from those accruals. The Company had legal accruals of $9.4 million and $14.2 million at December 31, 2011 and December 31, 2010, respectively.

Bonds and Letters of Credit. The Company often is required to obtain bonds and letters of credit in support of its obligations for land development and subdivision improvements, homeowner association dues and start-up expenses, warranty work, contractor license fees and earnest money deposits. At December 31, 2011 the Company had issued and outstanding performance bonds and letters of credit totaling $63.2 million and $20.6 million, respectively, including $6.9 million in letters of credit issued by HomeAmerican. In the event any such bonds or letters of credit issued by third parties are called, MDC could be obligated to reimburse the issuer of the bond or letter of credit.

Risks and Uncertainties. The Company is subject to risks and uncertainties common to the homebuilding industry, including (1) cyclical markets sensitive to changes in general and local economic conditions; (2) volatility of interest rates, which affects homebuilding demand and may affect credit availability; (3) seasonal nature of the

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

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

To reduce exposure to fluctuations in interest rates, HomeAmerican makes commitments to originate (buy) and sell mortgage loans and mortgage-backed securities At December 31, 2011, the Company had $22.9 million in mortgage loans under interest rate lock commitments at an average interest rate of 3.9%.

Operating Leases. The Company has non-cancelable operating leases primarily associated with its office facilities. Rent expense under cancelable and non-cancelable operating leases totaled $7.7 million, $8.7 million and $9.8 million in 2011, 2010 and 2009, respectively, and is included in general and administrative expense in the Consolidated Statement of Operations. The table below shows the future minimum payments under non-cancelable operating leases at December 31, 2011 (in thousands).

Year Ending:
2012	$6,187
2013	4,774
2014	3,889
2015	3,803
2016	2,725
Thereafter	832

Total	$22,210

11.	Stockholders’ Equity

Common Stock Repurchase Program. At December 31, 2011, the Company was authorized to repurchase up to 4,000,000 shares of its common stock. The Company did not repurchase any shares of its common stock during the years ended December 31, 2011, 2010 or 2009. At December 31, 2011 and 2010, the Company held 60,000 and 56,000 shares of treasury stock, respectively, with average costs of $10.98 and $11.77 per share, respectively.

12.	Equity Incentive Plans

A summary of the Company’s equity incentive plans follows.

Employee Equity Incentive Plans.  Effective March 2001, the Company adopted the M.D.C. Holdings, Inc. 2001 Equity Incentive Plan (the “2001 Equity Incentive Plan”). On March 26, 2011, the 2001 Equity Incentive Plan terminated and all stock option grants and restricted stock awards outstanding at the time of the plan termination may continue to be exercised, or become free of restrictions, in accordance with their terms. Non-qualified option awards previously granted generally vest over periods of up to seven years and expire in ten years. Restricted stock awards generally were granted with vesting terms of up to five years. A total of 4,090,344 shares of MDC common stock were reserved for issuance under the 2001 Equity Incentive Plan as of December 31, 2011, which are associated with the outstanding stock option grants.

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

On April 27, 2011, the Company’s shareholders approved the M.D.C Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Equity Incentive Plan”), which provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards to employees of the Company. Stock options granted under the 2011 Equity Incentive Plan have an exercise price that is at least equal to the fair market value of the Company’s common stock on the date the stock option is granted and expire ten years after the date of grant. At December 31, 2011, a total of 1,600,000 shares of MDC common stock were reserved for issuance under the 2011 Equity Incentive Plan, of which 1,575,000 shares were available for grant as of December 31, 2011.

Director Equity Incentive Plans.  Effective March 2001, the Company adopted the M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors (the “2001 Director Stock Option Plan”). The 2001 Director Stock Option Plan terminated on May 21, 2011 and stock options outstanding at the time of plan termination may continue to be exercised in accordance with their terms. Each option granted under the Director Stock Option Plan vested immediately and expires ten years from the date of grant. A total of 897,912 shares of MDC common stock were reserved for issuance under the Director Stock Option Plan as of December 31, 2011, which are associated with the outstanding stock option grants.

Effective April 27, 2011, the Company’s shareholders approved the M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors (the “2011 Director Stock Option Plan”). Under the 2011 Director Stock Option Plan, non-employee directors of the Company are granted non-qualified stock options. Pursuant to the 2011 Director Stock Option Plan, on August 1 of each year, each non-employee director of the Company is granted options to purchase 25,000 shares of MDC common stock. Each option granted under the Director Stock Option Plan vests immediately, and becomes exercisable six months after grant, and expires ten years from the date of grant. The option exercise price must be equal to the fair market value (as defined in the plan) of the Company’s common stock on the date of grant of the option. At December 31, 2011, a total of 1,000,000 shares of MDC common stock were reserved for issuance under the 2011 Director Stock Option Plan, of which 850,000 shares were available for grant as of December 31, 2011.

13.	Stock-Based Compensation

Determining Fair Value of Share-Based Payment Awards.  The Company examines its historical pattern of option exercises in an effort to determine if there are any discernable activity patterns based on certain employee and non-employee populations. Based upon this evaluation, the Company identified three distinct populations: (1) executives currently consisting of the Company’s Chief Executive Officer, Chief Operating Officer and General Counsel (collectively, the “Executives”); (2) Non-Executive employees (“Non-Executives”); and (3) non-employee members of the Company’s board of directors (“Directors”). Accordingly, during 2011, 2010 and 2009 the Company used separate Black-Scholes option pricing model assumptions for each of the aforementioned employee and non-employee populations. The fair values for stock options granted for the years ended December 31, 2011, 2010 and 2009 were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions.

	Year Ended December 31,
	2011	2010	2009
Weighted-average expected lives of options	4.6 yrs.	7.6 yrs.	6.9 yrs.
Expected volatility	47.8%	44.2%	43.8%
Risk free interest rate	1.3%	2.8%	2.1%
Dividend yield rate	4.1%	3.5%	3.2%

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Based on calculations using the Black-Scholes option pricing model, the weighted-average grant date fair values of stock options granted during 2011, 2010 and 2009 were $3.76, $9.19 and $10.87, respectively. No stock options were granted to our Executives during the year ended December 31, 2011. As a result, the weighted average expected life of our options decreased from 7.6 years in 2010 to 4.6 years in 2011, reflecting the shorter lives of non-executive option grants.

The expected life of employee stock options represents the weighted-average period for which the stock options are expected to remain outstanding and are derived primarily from historical exercise patterns. The expected volatility is based on the historical volatility in the price of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options. The risk-free interest rate assumption is determined based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history of dividend payouts.

An annual forfeiture rate is estimated at the time of grant for all share-based payment awards, and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the Company’s estimate. The Company estimates the annual forfeiture rate of up to 25% for share-based payment awards granted to Non-Executives. The Company estimates the annual forfeiture rate to be 0% for share-based payment awards granted to its Executives.

Stock Option Award Activity.  Stock option activity under the Company’s option plans at December 31, 2011 and changes during the year ended December 31, 2011 were as follows.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	5,858,924	$40.72
Granted - at fair market value	265,000	25.07
Exercised	(489,324)	18.47
Cancelled	(471,344)	33.42

Outstanding at December 31, 2011	5,163,256	$42.69	5.15	$-

The following table summarizes information associated with stock options granted to Executives, Non-Executives and Directors that are vested and expected to vest in future reporting periods.

	Vested and Expected to Vest at December 31, 2011
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Executives	3,768,854	$43.89
Directors	1,047,912	39.88
Non-Executives	307,642	39.43

Total	5,124,408	$42.80	5.15	$-

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes information associated with stock options granted to Executives, Non-Executives and Directors that are exercisable at December 31, 2011.

	Exercisable at December 31, 2011
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Executives	2,603,854	$49.13
Directors	1,047,912	39.88
Non-Executives	260,162	41.55

Total	3,911,928	$46.15	4.25	$-

The aggregate intrinsic values in the tables above represent the total pre-tax intrinsic values (the difference between the closing price of MDC’s common stock on the last trading day of fiscal 2011 and the exercise price, multiplied by the number of in-the-money stock option shares) that would have been received by the option holders had all in-the-money outstanding stock options been exercised on December 31, 2011. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $0.2 million, $0.1 million and $2.8 million, respectively.

The following table summarizes information associated with outstanding and exercisable stock options at December 31, 2011.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 15.84 - $ 23.77	592,912	3.49	$21.66	567,912	$21.73
$ 23.78 - $ 39.61	1,921,620	7.74	$32.24	755,492	$33.23
$ 39.62 - $ 47.53	1,196,724	3.45	$43.98	1,136,524	$44.10
$ 47.54 - $ 63.38	860,000	4.11	$60.52	860,000	$60.52
$ 63.39 - $ 71.30	492,000	3.30	$67.17	492,000	$67.17
$ 71.31 - $ 78.89	100,000	3.76	$78.89	100,000	$78.89

Total	5,163,256	5.15	$42.69	3,911,928	$46.15

Total stock-based compensation expense relating to stock options granted by the Company was $9.0 million, $12.7 million and $11.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, $9.8 million of total unrecognized compensation cost related to stock options is expected to be recognized as an expense by the Company in the future over a weighted-average period of approximately 2 years.

The Company received cash proceeds from the exercise of stock options of $9.0 million, $0.1 million and $3.6 million during the years ended December 31, 2011, 2010 and 2009, respectively. The Company did not have any tax benefit realized for stock options exercised during the years ended December 31, 2011 or 2010. The tax benefit realized for stock options exercised during the year ended December 31, 2009, net of the reversal of tax benefits of stock options exercised in previous years, was $4.3 million. The Company will issue previously unissued shares and/or treasury stock upon the exercise of stock options.

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Restricted and Unrestricted Stock Award Activity.  Non-vested restricted stock awards at December 31, 2011 and changes during the year ended December 31, 2011 were as follows.

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2010	443,112	$36.15
Granted	329,703	30.24
Vested	(100,677)	36.34
Cancelled	(4,289)	38.88

Non-vested at December 31, 2011	667,849	$33.19

Total stock-based compensation expense relating to restricted stock awards was $6.4 million, $4.8 million and $3.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, there was $14.1 million of unrecognized stock-based compensation expense related to non-vested restricted stock awards that is expected to be recognized as an expense by the Company in the future over a weighted-average period of approximately 2 years. The total intrinsic value of restricted stock awards which vested during each of the years ended December 31, 2011, 2010 and 2009 was $11.8 million, $12.7 million and $13.1 million, respectively.

14.	Interest Activity

The Company capitalizes interest on its senior notes associated with its qualifying assets, which includes land and land under development that is actively being developed and homes under construction through the completion of construction. When construction of a home is complete, such home is no longer considered to be a qualifying asset and interest is no longer capitalized on that home.

Interest activity is shown below (in thousands).

	Year Ended December 31,
	2011	2010	2009
Total Interest Incurred
Corporate	$62,136	$72,076	$57,941
Financial Services and Other	442	466	451

Total interest incurred	$62,578	$72,542	$58,392

Total Interest Capitalized
Interest capitalized, beginning of year	$38,446	$28,339	$39,239
Interest capitalized during the year	41,448	33,919	19,810
Previously capitalized interest included in home cost of sales	(21,152)	(23,812)	(30,710)

Interest capitalized, end of year	$58,742	$38,446	$28,339

15.	Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

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

The following table sets forth the Company’s amortized cost and fair values of marketable securities, which were re-classified from held-to-maturity to available-for-sale (in thousands) during 2011. The fair values of the Company’s marketable securities are based upon Level 1 and Level 2 fair value inputs.

	December 31, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debt securities - maturity less than 1 year	$61,200	$61,134	$469,318	$469,956
Debt securities - maturity 1 to 5 years	20,365	20,244	120,078	121,406

Total	$81,565	$81,378	$589,396	$591,362

As of December 31, 2011, all of the Company’s marketable securities are treated as available-for-sale investments and, as such, the Company has recorded all of its marketable securities at fair value with changes in fair value being recorded as a component of accumulated other comprehensive income during the year ended December 31, 2011. The following table sets forth the amortized cost and estimated fair value of the Company’s other available-for-sale marketable securities (in thousands).

	December 31, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Equity securities	$169,565	$160,021	$103,189	$105,304
Debt securities	276,053	278,544	271,260	274,029

Total	$445,618	$438,565	$374,449	$379,333

As of December 31, 2011, the Company’s marketable securities were in an unrealized loss position of $7.2 million, including three mutual fund securities that have a combined unrealized loss of $9.5 million as of December 31, 2011. The Company has evaluated the decline in the market value primarily associated with its equity securities in order to determine if this decline is other than temporary. Based upon this evaluation, the Company does not believe the decline in value is other than temporary and, as such, an impairment has not been recorded.

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Mortgage Loans Held-for-Sale, Net.  As of December 31, 2011, the primary components of the Company’s mortgage loans held-for-sale that are measured at fair value on a recurring basis are: (1) mortgage loans held-for-sale under commitments to sell; and (2) mortgage loans held-for-sale not under commitments to sell. At December 31, 2011 and December 31, 2010, the Company had $77.5 million and $56.9 million, respectively, of mortgage loans held-for-sale under commitments to sell for which fair value was based upon a Level 2 input being the quoted market prices for those mortgage loans. At December 31, 2011 and December 31, 2010, the Company had $0.8 million and $8.2 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell and, as such, their fair value was based upon Level 2 fair value inputs, primarily estimated market price received from an outside party.

Inventories.  The Company records its homebuilding inventory (housing completed or under construction and land and land under development) at fair value only when the undiscounted future cash flow of a subdivision is less than its carrying value. The Company determines the estimated fair value of each subdivision either by: (1) calculating the present value of the estimated future cash flows at discount rates that are commensurate with the risk of the subdivision under evaluation; or (2) assessing what the market value of the land is in its current condition by considering the estimated price a willing buyer would pay for the land (other than in a forced liquidation), and recent land purchase transactions that the Company believes are indicators of fair value. These estimates are dependent on specific market or sub-market conditions for each subdivision. Local market-specific conditions that may impact these estimates for a subdivision include, among other things: (1) forecasted base selling prices and home sales incentives; (2) estimated land development costs and home cost of construction; (3) the current sales pace for active subdivisions; (4) changes by management in the sales strategy of a given subdivision; and (5) the level of competition within a market or sub-market, including publicly available home sales prices and home sales incentives offered by our competitors. The estimated fair values of impaired subdivisions are based upon Level 3 inputs. The fair value of the Company’s inventory that was impaired at December 31, 2011 is as follows (in thousands).

	Land and Land Under Development	Housing Completed or Under Construction	Total Fair Value of Impaired Inventory
West	$444	$1,790	$2,234
Mountain	248	-	248
East	-	-	-
Other Homebuilding	-	-	-

Total	$692	$1,790	$2,482

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

	December 31, 2011		December 31, 2010
	Recorded Amount	Estimated Fair Value	Recorded Amount	Estimated Fair Value
7% Senior Notes due 2012	$-	$-	$149,650	$160,493
5 1/2% Senior Notes due 2013	-	-	349,748	362,198
5 3/8% Medium Term Senior Notes due 2014	249,438	254,667	249,266	255,683
5 3/8% Medium Term Senior Notes due 2015	249,857	252,083	249,821	251,450
5 5/8% Medium-Term Senior Notes due 2020	244,813	227,467	244,330	244,400

Total	$744,108	$734,217	$1,242,815	$1,274,224

16.	Supplemental Guarantor Information

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

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Balance Sheet

December 31, 2011

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
ASSETS
Cash and cash equivalents	$313,566	$2,771	$27,024	$-	$343,361
Marketable securities	485,434		34,509	-	519,943
Restricted cash	-	667	-	-	667
Home sales and other receivables	8,368	12,740	3,261	(1,700)	22,669
Mortgage loans held-for- sale, net	-	-	78,335	-	78,335
Inventories, net
Housing completed or under construction	-	280,932	19,782	-	300,714
Land and land under development	-	489,305	16,033	-	505,338
Investment in subsidiaries	126,768	-	-	(126,768)	-
Other assets, net	45,287	33,074	9,433	(96)	87,698

Total Assets	$979,423	$819,489	$188,377	$(128,564)	$1,858,725

LIABILITIES
Accounts payable	-	23,409	2,597	-	26,006
Accrued liabilities	67,199	50,271	53,899	(96)	171,273
Advances and notes payable to parent and subsidiaries	(700,520)	682,088	20,132	(1,700)	-
Mortgage repurchase facility	-	-	48,702	-	48,702
Senior notes, net	744,108	-	-	-	744,108

Total Liabilities	110,787	755,768	125,330	(1,796)	990,089

STOCKHOLDERS’ EQUITY	868,636	63,721	63,047	(126,768)	868,636

Total Liabilities and Stockholders’ Equity	$979,423	$819,489	$188,377	$(128,564)	$1,858,725

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Balance Sheet

December 31, 2010

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Assets
Cash and cash equivalents	$535,035	$4,287	$32,903	$-	$572,225
Marketable securities	938,471	-	30,258	-	968,729
Restricted cash	-	420	-	-	420
Receivables	14,402	8,071	194	(2,657)	20,010
Mortgage loans held-for-sale, net	-	-	65,114	-	65,114
Inventories, net
Housing completed or under construction	-	372,422	-	-	372,422
Land and land under development	-	415,237	-	-	415,237
Investment in subsidiaries	110,065	-	-	(110,065)	-
Other assets, net	88,267	42,288	3,057	-	133,612

Total Assets	$1,686,240	$842,725	$131,526	$(112,722)	$2,547,769

Liabilities
Accounts payable	$2,657	$34,553	$465	$(2,657)	$35,018
Accrued liabilities	131,050	65,622	64,147	-	260,819
Advances and notes payable to parent and subsidiaries	(673,965)	671,190	2,775	-	-
Mortgage repurchase facility	-	-	25,434	-	25,434
Senior notes, net	1,242,815	-	-	-	1,242,815

Total Liabilities	702,557	771,365	92,821	(2,657)	1,564,086

Stockholders’ Equity	983,683	71,360	38,705	(110,065)	983,683

Total Liabilities and Stockholders’ Equity	$1,686,240	$842,725	$131,526	$(112,722)	$2,547,769

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Statements of Operations

Year Ended December 31, 2011

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Revenue
Home sales revenue	$-	$776,015	$38,782	$(9,633)	$805,164
Land sales and other revenue	-	12,800	26,204	-	39,004
Equity in (loss) income of subsidiaries	(18,966)	-	-	18,966	-

Total revenue	(18,966)	788,815	64,986	9,333	844,168

Costs and Expenses
Home cost of sales	-	663,539	32,755	(9,633)	686,661
Asset impairments	-	14,901	-	-	14,901
Marketing and commission expenses	-	64,947	2,791	-	67,738
General and administrative expenses	57,811	51,547	27,956	-	137,314
Other expenses	(2,025)	17,862	168	-	16,005

Total operating costs and expenses	55,786	812,796	63,670	(9,633)	922,619

(Loss) income from operations	(74,752)	(23,981)	1,316	18,966	(78,451)
Other income (expense)	6,643	1	3,130	-	9,774
Extinguishment of senior notes	(38,795)	-	-	-	(38,795)

(Loss) income before income taxes	(106,904)	(23,980)	4,446	18,966	(107,472)
Benefit from (provision for) income taxes	8,514	2,027	(1,459)	-	9,082

Net (loss) income	$(98,390)	$(21,953)	$2,987	$18,966	$(98,390)

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Statements of Operations

Year Ended December 31, 2010

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Revenue
Home sales revenue	$-	$936,810	$-	$(15,788)	$921,022
Land sales and other revenue	-	7,133	30,500	-	37,633
Equity in (loss) income of subsidiaries	14,653	-	-	(14,653)	-

Total revenue	14,653	943,943	30,500	(30,441)	958,655

Costs and Expenses
Home cost of sales	-	760,383	490	(15,788)	745,085
Asset impairments	-	21,647	-	-	21,647
Marketing and commission expenses	-	75,577	-	-	75,577
General and administrative expenses	74,626	65,772	26,595	-	166,993
Other expenses	(119)	8,647	-	-	8,528

Total operating costs and expenses	74,507	932,026	27,085	(15,788)	1,017,830

(Loss) income from operations	(59,854)	11,917	3,415	(14,653)	(59,175)
Other income (expense)	(14,335)	179	2,730	-	(11,426)

(Loss) income before income taxes	(74,189)	12,096	6,145	(14,653)	(70,601)
Benefit from (provision for) income taxes	9,419	992	(4,580)	-	5,831

Net (loss) income	$(64,770)	$13,088	$1,565	$(14,653)	$(64,770)

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Statements of Operations

Year Ended December 31, 2009

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Revenue
Home sales revenue	$-	$852,045	$-	$(14,991)	$837,054
Land sales and other revenue	10	32,915	28,324	-	61,249
Equity in (loss) income of subsidiaries	5,995	-	-	(5,995)	-

Total revenue	6,005	884,960	28,324	(20,986)	898,303

Costs and Expenses
Home cost of sales	-	701,855	(10)	(14,991)	686,854
Asset impairments	1,023	29,963	-	-	30,986
Marketing and commission expenses	-	67,373	-	-	67,373
General and administrative expenses	71,993	66,333	24,159	-	162,485
Other expenses	1,018	30,681	-	-	31,699

Total operating costs and expenses	74,034	896,205	24,149	(14,991)	979,397

(Loss) income from operations	(68,029)	(11,245)	4,175	(5,995)	(81,094)
Other income (expense)	(28,242)	158	1,843	-	(26,241)

(Loss) income before income taxes	(96,271)	(11,087)	6,018	(5,995)	(107,335)
Benefit from (provision for) income taxes	120,950	13,639	(2,575)	-	132,014

Net (loss) income	$24,679	$2,552	$3,443	$(5,995)	$24,679

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Statements of Cash Flows

Year Ended December 31, 2011

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Net cash provided by operating activities	$(39,462)	$(26,663)	$(33,125)	$18,966	$(80,284)

Net cash used in investing activities	439,066	(71)	(34,731)	-	404,264

Financing activities
Payments from (advances to) subsidiaries	(44,961)	25,218	38,709	(18,966)	-
Extinguisment of debt	(537,724)	-	-	-	(537,724)
Proceeds from senior notes issuance	-	-	-	-	-
Mortgage repurchase facility, net		-	23,268	-	23,268
Dividend payments	(47,432)	-	-	-	(47,432)
Other financing activities	9,044	-	-	-	9,044

Net cash provided by (used in) financing activities	(621,073)	25,218	61,977	(18,966)	(552,844)

Net decrease in cash and cash equivalents	(221,469)	(1,516)	(5,879)	-	(228,864)
Cash and cash equivalents
Beginning of period	535,035	4,287	32,903	-	572,225

End of period	$313,566	$2,771	$27,024	$-	$343,361

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Statements of Cash Flows

Year Ended December 31, 2010

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Net cash provided by (used in) operating activities	$36,971	$(275,822)	$1,123	$28,647	$(209,081)

Net cash used in investing activities	(613,377)	(1,046)	(30,043)	-	(644,466)

Financing activities
Payments from (advances to) subsidiaries	(293,883)	277,897	44,633	(28,647)	-
Proceeds from senior notes issuance	242,288	-	-	-	242,288
Mortgage repurchase facility, net	-	-	(3,681)	-	(3,681)
Dividend payments	(47,140)	-	-	-	(47,140)
Other financing activities	53	-	-	-	53

Net cash provided by (used in) financing activities	(98,682)	277,897	40,952	(28,647)	191,520

Net (decrease) increase in cash and cash equivalents	(675,088)	1,029	12,032	-	(662,027)
Cash and cash equivalents
Beginning of period	1,210,123	3,258	20,871	-	1,234,252

End of period	$535,035	$4,287	$32,903	$-	$572,225

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Statements of Cash Flows

Year Ended December 31, 2009

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Net cash provided by operating activities	$81,228	$115,031	$11,698	$(5,503)	$202,454

Net cash used in investing activities	(224,947)	(45)	-	-	(224,992)

Financing activities
Payments from (advances to) subsidiaries	116,338	(115,264)	(6,577)	5,503	-
Mortgage repurchase facility, net	-	-	(5,758)	-	(5,758)
Dividend payments	(46,925)	-	-	-	(46,925)
Other financing activities	4,745	-	-	-	4,745

Net cash provided by (used in) financing activities	74,158	(115,264)	(12,335)	5,503	(47,938)

Net decrease in cash and cash equivalents	(69,561)	(278)	(637)	-	(70,476)
Cash and cash equivalents
Beginning of period	1,279,684	3,536	21,508	-	1,304,728

End of period	$1,210,123	$3,258	$20,871	$-	$1,234,252

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective at December 31, 2011.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

In several of our homebuilding divisions, we began operating under our new enterprise resource planning (“ERP”) system during 2011 and 2010. As a result, our financial and operating transactions in these divisions now utilize the functionality provided by the new ERP system with oversight as to the completeness and accuracy of the information being performed through the ERP system. The full implementation of the ERP system in the remaining homebuilding divisions is scheduled to take place over the course of the next several quarters. There was no other change in our internal control over financial reporting that occurred during 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

M.D.C Holdings, Inc.:

We have audited M.D.C. Holdings, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Managements Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, M.D.C. Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of M.D.C. Holdings, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of M.D.C. Holdings, Inc., and our report dated February 2, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 2, 2012

Item 9B.	Other Information.

None

PART III

Item 10.	Directors. Executive Officers and Corporate Governance.

Information not disclosed below that is required with respect to directors, executive officers, filings under Section 16(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and corporate governance is incorporated herein by reference, when filed, from the Company’s proxy statement (the “Proxy Statement”) for the Annual Meeting of Shareowners to be held on or about May 21, 2012, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

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

4.12

Amendment No. 2 dated as of January 9, 2006 to Supplemental Indenture dated as of October 6, 2004, with respect to MDC’s Medium-Term Senior Notes (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 9, 2006). *

4.1

Supplemental indenture dated as of January 15, 2010, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed January 15, 2010). *

10.1

Master Repurchase Agreement among HomeAmerican Mortgage Corporation, U.S. Bank National Association as Agent, and the other Buyers party thereto, dated as of November 12, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 17, 2008). *

10.2

First Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of October 29, 2009 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q dated September 30, 2009). *

10.3

Second Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of October 21, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 25, 2010). *

10.4

Third Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 14, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated September 30, 2011). *

10.5

Fourth Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 29, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 30, 2011).*

10.6

Custody Agreement by and between HomeAmerican Mortgage Corporation and U.S. Bank National Association as Agent and Custodian, dated as of November 12, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed November 17, 2008). *

10.7

M.D.C. Holdings, Inc. 2001 Equity Incentive Plan Effective March 26, 2001 (incorporated by reference to Exhibit B of the Company’s Proxy Statement dated March 31, 2001 relating to the 2001 Annual Meeting of Stockholders). *

10.8

First Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 28, 2003 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q dated March 31, 2003). *

10.9	Second Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 29, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed May 1, 2008). *

10.10	Third Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 29, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed May 1, 2008). *

10.11	Fourth Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K dated December 31, 2008). *

Exhibit Number	Description

10.12	Form of Non-Qualified Stock Option Certificate (2001 Equity Incentive Plan) (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.13	Form of Restricted Stock Agreement (2001 Equity Incentive Plan) (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

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

10.18	M.D.C. Holdings, Inc. 2011 Equity Incentive Plan, effective April 27, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 29, 2011). *

10.19	Form of 2011 Stock Option Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q dated June 30, 2011). *

10.20	Form of 2011 Restricted Stock Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q dated June 30, 2011). *

10.21	M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors effective April 27, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 29, 2011). *

10.22

Form of 2011 Stock Option Agreement (2011 Stock Option Plan for Non-Employee Directors) (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q dated June 30, 2011). *

10.23

Form of Indemnification Agreement entered into between the Company and members of its Board of Directors (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 26, 2006).*

10.24

Form of Indemnification Agreement entered into between the Company and certain of its officers (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed October 26, 2006).*

10.25	M.D.C. Holdings, Inc. Amended Executive Officer Performance-Based Compensation Plan, approved April 29, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 1, 2008). *

10.26

First Amendment to the M.D.C. Holdings, Inc. Amended Executive Officer Performance-Based Compensation Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K dated December 31, 2008). *

Exhibit Number	Description

10.27

Second Amendment to the M.D.C. Holdings, Inc. Amended Executive Officer Performance-Based Compensation Plan, dated as of June 1, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated June 30, 2011). *

10.28

Waiver Agreement among M.D.C. Holdings, Inc., Larry A. Mizel and David D. Mandarich, dated as of October 13, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 13, 2011). *

10.29	Employment Agreement, Larry A. Mizel, amended and restated as of August 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 26, 2008). *

10.30	Employment Agreement, David D. Mandarich, amended and restated as of August 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 26, 2008). *

10.31	Employment offer letter by the Company to Vilia Valentine, dated January 21, 2010 (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K dated December 31, 2010). *

10.32

Retirement and Consulting Agreement dated as of November 5, 2010, by and between Christopher M. Anderson and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 8, 2010). *

10.33

Lease Agreement among MDC, Richmond American Homes of Colorado, Inc. and Larry A. Mizel, August 2, 2007 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q dated June 30, 2007). *

10.34

Lease Agreement among MDC, Richmond American Homes of Colorado, Inc. and David D. Mandarich, August 2, 2007 (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q dated June 30, 2007). *

10.35

Change in Control and Separation Agreement between the Company and Vilia Valentine, dated as of February 22, 2010 (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K dated December 31, 2010). *

10.36

Change in Control and Separation Agreement between the Company and Michael Touff, dated as of July 30, 2008 (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed July 31, 2008). *

10.37

Form of Change in Control Agreement between the Company and certain employees of M.D.C. Holdings, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 27, 1998). *

10.38

Independent Contractor Agreement between Mizel Design and Decorating Company and the Company effective as of January 1, 2005 (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

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

12	Ratio of Earnings to Fixed Charges Schedule.

Exhibit Number	Description

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP.

31.1	Certification of principal executive officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2011, (iii) Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2011, (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2011; and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

*	Incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on this 2nd day of February, 2012 on its behalf by the undersigned, thereunto duly authorized.

M.D.C. HOLDINGS, INC. (Registrant)

By:	/s/ Larry A. Mizel
Larry A. Mizel
Chief Executive Officer
(principal executive officer)

By:	/s/ Vilia Valentine
Vilia Valentine
Consultant
(principal financial officer and principal accounting officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that the undersigned officers and/or directors of the Registrant, by virtue of their signatures to this report, appearing below, hereby constitute and appoint Larry A. Mizel and David D. Mandarich, or any one of them, with full power of substitution, as attorneys-in-fact in their names, places and steads to execute any and all amendments to this report in the capacities set forth opposite their names and hereby ratify all that said attorneys-in-fact do by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry A. Mizel Larry A. Mizel	Chairman of the Board of Directors and Chief Executive Officer	February 2, 2012

/s/ David D. Mandarich David D. Mandarich	Director, President and Chief Operating Officer	February 2, 2012

/s/ Steven J. Borick Steven J. Borick	Director	February 2, 2012

/s/ Herbert T. Buchwald Herbert T. Buchwald	Director	February 2, 2012

/s/ David E. Blackford David E. Blackford	Director	February 2, 2012

/s/ Michael A. Berman Michael A. Berman	Director	February 2, 2012

/s/ David Siegel David Siegel	Director	February 2, 2012

(A Majority of the Board of Directors)