Form 10-Q
period 2012-03-31
MDC HOLDINGS INC
filed 2012-05-03
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of March 31, 2012, 47,981,404 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

(i)

ITEM 1.	Unaudited Consolidated Financial Statement

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(Dollars in thousands, except per share amounts)
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$263,303	$316,418
Marketable securities	494,277	485,434
Restricted cash	1,080	667
Trade and other receivables	34,059	21,593
Inventories:
Housing completed or under construction	346,665	300,714
Land and land under development	488,442	505,338
Property and equipment, net	35,373	36,277
Deferred tax asset, net of valuation allowance of $277,185 and $281,178 at March 31, 2012 and December 31, 2011, respectively	—	—
Prepaid expenses and other assets	46,310	50,423

Total homebuilding assets	1,709,509	1,716,864
Financial Services:
Cash and cash equivalents	22,436	26,943
Marketable securities	35,955	34,509
Mortgage loans held-for-sale, net	54,990	78,335
Prepaid expenses and other assets	2,681	2,074

Total financial services assets	116,062	141,861

Total Assets	$1,825,571	$1,858,725

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$33,416	$25,645
Accrued liabilities	104,605	119,188
Senior notes, net	744,288	744,108

Total homebuilding liabilities	882,309	888,941
Financial Services:
Accounts payable and accrued liabilities	49,356	52,446
Mortgage repurchase facility	25,840	48,702

Total financial services liabilities	75,196	101,148

Total liabilities	957,505	990,089

Stockholders’ Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized; 48,043,634 and 47,981,404 issued and outstanding, respectively, at March 31, 2012 and 48,017,108 and 47,957,196 issued and outstanding, respectively, at December 31, 2011	480	480
Additional paid-in-capital	865,739	863,128
Retained earnings	3,198	12,927
Accumulated other comprehensive income (loss)	(692)	(7,240)
Treasury stock, at cost; 62,230 shares at March 31, 2012 and 59,912, respectively, at December 31, 2011	(659)	(659)

Total Stockholders’ Equity	868,066	868,636

Total Liabilities and Stockholders’ Equity	$1,825,571	$1,858,725

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands, except per share amounts)
	(Unaudited)
Homebuilding:
Home sale revenues	$184,678	$163,383
Land sale revenues	1,590	204

Total home and land sale revenues	186,268	163,587

Home cost of sales	(158,654)	(140,981)
Land cost of sales	(1,490)	(17)
Inventory impairments	—	(279)

Total cost of sales	(160,144)	(141,277)

Gross margin	26,124	22,310

Selling, general and administrative expenses	(34,124)	(47,654)
Interest income	5,913	6,488
Interest expense	(808)	(8,667)
Other income (expense)	158	2,039

Homebuilding pretax loss	(2,737)	(25,484)

Financial Services:
Revenues	7,720	5,703
Expenses	(2,858)	(3,923)

Financial services pretax income	4,862	1,780

Income (loss) before income taxes	2,125	(23,704)
Benefit (provision) for income taxes	140	3,825

Net income (loss)	$2,265	$(19,879)

Other Comprehensive income (loss):
Unrealized gain related to available-for-sale securities	6,548	3,303

Comprehensive income (loss)	$8,813	$(16,576)

Earnings (loss) per share:
Basic	$0.04	$(0.43)
Diluted	$0.04	$(0.43)
Weighted Average Common Shares Outstanding:
Basic	47,311,840	46,716,562
Diluted	47,575,470	46,716,562
Dividends declared per share	$0.25	$0.25

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
	(Unaudited)
Operating Activities:
Net income (loss)	$2,265	$(19,879)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	2,611	3,121
Depreciation and amortization	1,307	1,590
Inventory impairments and write-offs of land option deposits	82	1,061
Amortization of (premium) discount on marketable debt securities	(152)	436
Net changes in assets and liabilities:
Restricted cash	(413)	1
Trade and other receivables	(11,062)	(782)
Mortgage loans held-for-sale	23,345	27,417
Housing completed or under construction	(45,875)	26,972
Land and land under development	17,000	(73,507)
Prepaid expenses and other assets	3,394	844
Accounts payable	7,792	(11,845)
Accrued liabilities	(19,107)	(13,130)

Net cash provided by (used in) operating activities	(18,813)	(57,701)

Investing Activities:
Purchase of marketable securities	(185,610)	(75,426)
Sale of marketable securities	182,021	74,950
Purchase of property and equipment	(364)	(483)
Purchases of held-to-maturity debt securities	—	(40,000)
Maturities of held-to-maturity debt securities	—	146,000

Net cash provided by (used in) investing activities	(3,953)	105,041

Financing Activities:
Payments on mortgage repurchase facility	(53,625)	(25,434)
Advances on mortgage repurchase facility	30,763	6,736
Dividend payments	(11,994)	(11,824)

Net cash provided by (used in) financing activities	(34,856)	(30,522)

Net increase (decrease) in cash and cash equivalents	(57,622)	16,818
Cash and cash equivalents:
Beginning of period	343,361	572,225

End of period	$285,739	$589,043

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. (“MDC” or the “Company,” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at March 31, 2012 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2011.

Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the 2012 presentation.

Refer to the economic conditions described under the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and “Risk Factors Relating to our Business” in Item 1A of the Company’s December 31, 2011 Annual Report on Form 10-K.

2.	Recently Adopted Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs , (“ASU 2011-04”). ASU 2011-04 amends ASC 820, Fair Value Measurements , (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 was effective for the Company’s interim and annual periods beginning January 1, 2012. The adoption of ASU 2011-04 did not have a material effect on the Company’s consolidated financial position or results of operations for the 2012 first quarter.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income , (“ASU 2011-05”), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this standard do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU 2011-05 were effective for our interim and annual periods beginning January 1, 2012 and were applied retrospectively. The adoption of the provisions of ASU 2011-05 in the 2012 first quarter did not have a material impact on the Company’s consolidated financial position or results of operations.

In September 2011, the FASB issued an amendment to ASC 350, Intangibles—Goodwill and Other (“ASC 350”), which simplifies how entities test goodwill for impairment. Previous guidance under ASC 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described under ASC 350. The amendments are effective for us for annual and interim goodwill impairment tests performed for fiscal years beginning January 1, 2012, and early adoption is permitted. We adopted this standard in the 2012 first quarter. The adoption of the provisions of ASC 350 did not have a material impact on the Company’s consolidated financial position or results of operations.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

3.	Segment Reporting

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

The Company has identified each homebuilding subdivision as an operating segment as each homebuilding subdivision engages in business activities from which it earns revenue, primarily from the sale of single-family detached homes, generally to first-time and first-time move-up homebuyers. Subdivisions in the reportable segments noted below have been aggregated because they are similar in the following regards: (1) economic characteristics; (2) housing products; (3) class of homebuyer; (4) regulatory environments; and (5) methods used to construct and sell homes. The Company’s homebuilding reportable segments are as follows:

(1)	West (Arizona, California, Nevada and Washington)
(2)	Mountain (Colorado and Utah)
(3)	East (Virginia and Maryland, which includes Pennsylvania, Delaware and New Jersey)
(4)	Other (Florida and Illinois)

The Company’s Financial Services reportable segment consists of the operations of the following operating segments: (1) HomeAmerican Mortgage Corporation (“HomeAmerican”); (2) Allegiant; (3) StarAmerican; (4) American Home Insurance Agency, Inc.; and (5) American Home Title and Escrow Company. These operating segments have been aggregated into one reportable segment because they do not individually exceed 10 percent of: (1) consolidated revenue; (2) the greater of (A) the combined reported profit of all operating segments that did not report a loss or (B) the positive value of the combined reported loss of all operating segments that reported losses; or (3) consolidated assets.

Corporate is a non-operating segment that develops and implements strategic initiatives and supports our operating divisions by centralizing key administrative functions such as finance and treasury, information technology, insurance and risk management, litigation and human resources. Corporate also provides the necessary administrative functions to support MDC as a publicly traded company. A portion of the expenses incurred by Corporate are allocated to the homebuilding operating segments based on their respective percentages of assets, and to a lesser degree, a portion of Corporate expenses are allocated to the financial services segment. A majority of Corporate’s personnel and resources are primarily dedicated to activities relating to the homebuilding segments, and, therefore, the balance of any unallocated Corporate expenses is included in the homebuilding segment.

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Home and land sale revenues:
West	$70,012	$42,393
Mountain	61,042	70,952
East	45,228	42,910
Other	11,256	9,846
Intercompany adjustments	(1,270)	(2,514)

Total home and land sale revenues	$186,268	$163,587

Homebuilding pretax income (loss):
West	$166	$(4,560)
Mountain	2,159	(1,232)
East	1,820	(1,956)
Other	280	(776)
Corporate	(7,162)	(16,960)

Total homebuilding pretax income (loss)	$(2,737)	$(25,484)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The following table summarizes total assets for the Company’s homebuilding operations. Intercompany adjustments noted in the table below relate to loans from the Company’s Financial Services segment to its Corporate segment. The assets in the Company’s Corporate segment primarily include cash, cash equivalents, marketable securities and property and equipment, net.

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Homebuilding assets:
West	$363,724	$346,442
Mountain	273,619	262,787
East	238,168	223,606
Other	29,193	31,468
Corporate	804,783	852,657
Intercompany adjustments	22	(96)

Total homebuilding assets	$1,709,509	$1,716,864

4.	Earnings (Loss) Per Share

A company that has participating security holders (for example, unvested restricted stock that has nonforfeitable dividend rights) is required to utilize the two-class method for purposes of calculating earnings (loss) per share (“EPS”). The two-class method is an allocation of earnings/(loss) between the holders of common stock and a company’s participating security holders. Under the two-class method, earnings/(loss) for the reporting period are allocated between common shareholders and other security holders, based on their respective rights to receive distributed earnings (i.e., dividends) and undistributed earnings (i.e., net income or loss). Currently, the Company has one class of security and has participating security holders consisting of shareholders of unvested restricted stock. The basic and diluted EPS calculations are shown below.

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands, except per share amounts)
Basic and Diluted Earnings (Loss) Per Common Share:
Net income (loss)	$2,265	$(19,879)
Less: distributed and undistributed earnings allocated to participating securities	(160)	(159)

Earnings (loss) attributable to common stockholders	$2,105	$(20,038)

Basic weighted-average shares outstanding	47,311,840	46,716,562
Dilutive effect of common stock equivalents	263,630	—

Diluted weighted-average common shares outstanding,assuming conversion of common stock equivalents	47,575,470	46,716,562

Basic Earnings (Loss) Per Common Share	$0.04	$(0.43)

Diluted Earnings (Loss) Per Common Share	$0.04	$(0.43)

Diluted EPS includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Common stock equivalents include most stock options and unvested restricted stock. Unvested performance-based stock options of 0.3 million were excluded from the calculation of diluted EPS as the performance-based conditions were not met at March 31, 2012. Diluted EPS for the three months ended March 31, 2012 and 2011 excluded approximately 5.0 million shares of common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share. Using the treasury stock method, the weighted-average common stock equivalents included in diluted EPS was 0.3 million shares during the three months ended March 31, 2012.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

5.	Fair Value Measurements

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

Marketable Securities. The Company’s marketable securities consist of fixed rate and floating rate interest earning securities, primarily: (1) debt securities, which may include, among others, United States government and government agency debt and corporate debt; (2) holdings in mutual fund equity securities and (3) deposit securities, which may include, among others, certificates of deposit and time deposits. As of March 31, 2012 and December 31, 2011, all of the Company’s marketable securities were treated as available-for-sale investments and, as such, the Company has recorded all of its marketable securities at fair value with changes in fair value being recorded as a component of accumulated other comprehensive income.

The following tables set forth the amortized cost and estimated fair value of the Company’s available-for-sale marketable securities. The fair values of the Company’s equity securities are based upon Level 1 inputs, and the fair values of the Company’s debt securities are based on Level 2 inputs.

	March 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(Dollars in thousands)
Homebuilding:
Equity security	$171,752	$167,454	$169,565	$160,021
Debt securities	323,627	326,823	323,454	325,413

Total available-for-sale securities	$495,379	$494,277	$493,019	$485,434

Financial Services:
Total available-for-sale debt securities	$35,544	$35,955	$34,164	$34,509

As of March 31, 2012 and December 31, 2011, the Company’s marketable securities (homebuilding and financial services in aggregate) were in an unrealized loss position of $0.7 million and $7.2 million, respectively. The equity securities, which consist of three mutual fund accounts and have a combined unrealized loss of $4.3 million as of March 31, 2012, have been in this position for less than 12 months. Management currently does not have the intent to sell any of its securities that are currently in an unrealized loss position, and it is not likely that the Company will be required to sell these marketable securities before the recovery of their cost basis. Additionally, due to the short period of time that the Company’s marketable securities have been in an unrealized loss position, and that the decline in market value occurred during a period of overall decline in market values, the decline is believed to be temporary.

Mortgage Loans Held-for-Sale, Net. As of March 31, 2012, the primary components of the Company’s mortgage loans held-for-sale that are measured at fair value on a recurring basis are: (1) mortgage loans held-for-sale under commitments to sell; and (2) mortgage loans held-for-sale not under commitments to sell. At March 31, 2012 and December 31, 2011, the Company had $46.5 million and $77.5 million, respectively, of mortgage loans held-for-sale under commitments to sell for which fair value was based upon a Level 2 input being the quoted market prices for those mortgage loans. At March 31, 2012 and December 31, 2011, the Company had $8.5 million and $0.8 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell, and as such, the fair value was based upon Level 2 fair value inputs, primarily estimated market price received from an outside party.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Inventories. The Company’s inventories consist of housing completed or under construction and land and land under development. The Company’s inventories are primarily associated with subdivisions where the Company intends to construct and sell homes on the land, including model and unsold started homes. Components of housing completed or under construction primarily include: (1) land costs transferred from land and land under development; (2) hard costs associated with the construction of a house; (3) overhead costs, which include real property taxes, engineering fees and permits and fees; (4) capitalized interest; and (5) indirect construction costs. Land costs are transferred from land and land under development to housing completed or under construction at the point in time that the Company begins construction of a home on an owned lot. Costs capitalized to land and land under development primarily include: (1) land costs; (2) development costs for the land; (3) entitlement costs; (4) capitalized interest; and (5) title insurance, taxes and closing costs directly related to the purchase of the land parcel.

Homebuilding inventories are carried at cost unless events and circumstances indicate that the carrying value of the underlying subdivision may not be recoverable. The Company determines impairments on a subdivision level basis as each such subdivision represents the lowest level of identifiable cash flows. In making this determination, the Company reviews, among other things, the following for each subdivision:

•	actual and trending “Operating Profit” (which is defined as home sales revenue less home cost of sales and all direct incremental costs associated with the home closing) for homes closed;

•	estimated future undiscounted cash flows and Operating Profit;

•	forecasted Operating Profit for homes in Backlog (as defined);

•	actual and trending net and gross home orders;

•	base sales price and home sales incentive information for homes closed and homes in Backlog;

•	market information for each sub-market; and

•	known or probable events indicating that the carrying value may not be recoverable.

If events or circumstances indicate that the carrying value of the Company’s inventory may not be recoverable, assets are reviewed for impairment by comparing the undiscounted estimated future cash flows from an individual subdivision to its carrying value. If the undiscounted future cash flows are less than the subdivision’s carrying value, the carrying value of the subdivision is written down to its then estimated fair value. The Company generally determines the estimated fair value of each subdivision by determining the present value of the estimated future cash flows at discount rates that are commensurate with the risk of the subdivision under evaluation. For the three months ended March 31, 2011, the Company recognized inventory impairment charges of $0.3 million. The discount rates used in the Company’s estimated discounted cash flows ranged from 13% to 18% during the 2011 first quarter. The Company did not record any inventory impairments during the three months ended March 31, 2012.

Related Party Assets. Related party assets are included in prepaid expenses and other assets in the Company’s Consolidated Balance Sheets. The Company’s related party assets are debt security bonds that it acquired from a quasi-municipal corporation in the state of Colorado. The Company has estimated the fair value of the related party assets based upon discounted cash flows as the Company does not believe there is a readily available market for such assets. The estimated cash flows from the bonds are ultimately based upon the Company’s estimated cash flows associated with the building, selling and closing of homes in one of its Colorado subdivisions. The estimated fair values of these assets are based upon Level 3 cash flow inputs. Based upon this evaluation, the estimated fair value of the related party assets approximates its carrying value.

Mortgage Repurchase Facility. The Company’s Mortgage Repurchase Facility is at floating rates or at fixed rates that approximate current market rates and have relatively short-term maturities. The fair value approximates carrying value.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Senior Notes: The estimated values of the senior notes in the following table are based on Level 2 inputs, including market prices of bonds in the homebuilding sector.

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in thousands)
5.375% Senior Notes due 2014	$249,483	$262,500	$249,438	$254,667
5.375% Senior Notes due 2015	249,866	260,000	249,857	252,083
5.625% Senior Notes due 2020	244,939	247,031	244,813	227,467

Total	$744,288	$769,531	$744,108	$734,217

6.	Capitalization of Interest

The Company capitalizes interest on its senior notes associated with its qualified assets, which includes land and land under development that is actively being developed and homes under construction through the completion of construction. When construction of a home is complete, such home is no longer considered to be a qualified asset and interest is no longer capitalized on that home. The Company expensed $0.8 million and $8.7 million of interest primarily associated with interest incurred on its homebuilding debt during the three months ended March 31, 2012 and 2011, respectively. The table set forth below summarizes homebuilding interest activity.

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Interest Incurred	$10,563	$18,186

Interest capitalized, beginning of period	$58,742	$38,446
Interest capitalized during period	9,785	9,519
Less: Previously capitalized interest included in home cost of sales	(4,894)	(4,203)

Interest capitalized, end of period	$63,633	$43,762

7.	Homebuilding Prepaid Expenses and Other Assets

The following table sets forth the information relating to prepaid expenses and other assets.

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Deferred marketing costs	$19,837	$20,786
Land option deposits	4,762	6,952
Deferred debt issuance costs, net	3,090	3,235
Prepaid expenses	3,437	4,376
Related party assets	6,663	6,663
Goodwill and intangible assets, net	6,252	6,308
Other	2,269	2,103

Total	$46,310	$50,423

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

8.	Homebuilding Accrued Liabilities

The following table sets forth information relating to accrued liabilities.

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Warranty reserves	25,076	25,525
Accrued interest payable	10,182	13,698
Accrued executive deferred compensation	24,971	24,136
Liability for unrecognized tax benefits	3,333	3,303
Legal accruals	1,750	9,360
Land development and home construction accruals	9,964	10,619
Accrued compensation and related expenses	8,209	11,350
Customer and escrow deposits	7,369	5,468
Other accrued liabilities	13,751	15,729

Total accrued liabilities	$104,605	$119,188

9.	Warranty Accrual

The Company records expenses and warranty accruals for general and structural warranty claims, as well as reserves for known, unusual warranty-related expenditures. The Company’s management estimates the warranty reserves based on the Company’s trends in historical warranty payment levels and warranty payments for claims not considered to be normal and recurring. Warranty payments incurred for an individual house may differ from the related accrual established for the home at the time it was closed. The actual disbursements for warranty claims are evaluated in the aggregate. The table set forth below summarizes warranty accrual activity for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Balance at beginning of year	$25,525	$34,704
Expense provisions	765	841
Cash payments	(1,214)	(1,499)
Adjustments	—	(431)

Balance at end of period	$25,076	$33,615

Cash payments for the 2012 first quarter includes an offset comprised of $1.3 million of cash received from a third party vendor for amounts that were originally paid from the Company’s warranty reserves.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The table set forth below summarizes the insurance reserve activity for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Balance at beginning of year	$50,459	$52,901
Expense provisions	644	480
Cash payments	(6,181)	(1,350)

Balance at end of period	$44,922	$52,031

In the ordinary course of business, the Company makes payments from its insurance reserves to settle litigation claims arising primarily from its homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the $6.2 million in cash payments shown for the 2012 first quarter are not necessarily indicative of what future cash payments will be for any subsequent quarter.

11.	Income Taxes

The Company is required, at the end of each interim period, to estimate its annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. Due to the effects of the deferred tax valuation allowance and changes in unrecognized tax benefits, the Company’s effective tax rates in 2012 and 2011 are not meaningful as the income tax benefit is not directly correlated to the amount of pretax income or loss. The income tax benefit of $0.1 million during the three months ended March 31, 2012 was not material to our results of operations. The Company’s income tax benefit of $3.8 million during the three months ended March 31, 2011 resulted primarily from our 2011 first quarter settlement with the IRS on the audit of our 2004 and 2005 federal income tax returns.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The decrease in the Company’s total deferred tax asset at March 31, 2012 (per the table below) resulted primarily from a decrease in the Company’s unrealized loss on marketable securities.

A valuation allowance is recorded against a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not (a likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized. At March 31, 2012 and December 31, 2011, the Company had a full valuation allowance recorded against its net deferred tax assets. The Company’s future realization of its deferred tax assets ultimately depends upon the existence of sufficient taxable income in the carryback or carryforward periods under the tax laws. The Company will continue analyzing, in subsequent reporting periods, the positive and negative evidence in determining the expected realization of its deferred tax assets.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The tax effects of significant temporary differences that give rise to the net deferred tax asset are as follows.

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Deferred tax assets:
Federal net operating loss carryforward	$138,294	$133,454
State net operating loss carryforward	53,890	53,350
Asset impairment charges	27,871	31,137
Accrued liabilities	26,298	29,600
Stock-based compensation expense	26,946	26,771
Alternative minimum tax and other tax credit carryforwards	10,296	10,296
Inventory, additional costs capitalized for tax	3,466	3,466
Unrealized loss on marketable securities	266	2,787
Other	1,541	1,522

Total deferred tax assets	288,868	292,383
Valuation allowance	(277,185)	(281,178)

Total deferred tax assets, net of valuation allowance	11,683	11,205

Deferred tax liabilities:
Deferred revenue	5,959	5,589
Property, equipment and other assets	804	706
Accrued liabilities	32	32
Inventory, additional costs capitalized for financial statement	538	542
Other, net	4,350	4,336

Total deferred tax liabilities	11,683	11,205

Net deferred tax asset	$—	$—

12.	Senior Notes

The Company’s senior notes are not secured and, while the senior note indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. The Company’s senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of its homebuilding segment subsidiaries. The following table sets forth the carrying amount of the Company’s senior notes as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
5.375% Senior Notes due 2014	$249,483	$249,438
5.375% Senior Notes due 2015	249,866	249,857
5.625% Senior Notes due 2020	244,939	244,813

Total	$744,288	$744,108

13.	Stock Based Compensation

We account for share-based awards in accordance with Accounting Standards Codification (“ASC”) 718, Compensation-Stock Compensation, which requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period. Stock-based compensation awards are valued at the fair value on the date of grant.

During the three months ended March 31, 2012 and 2011, the Company recognized $1.1 million and $2.0 million, respectively, for option awards. The Company recognized $1.5 million and $1.1 million for restricted stock grants during the three months ended March 31, 2012 and 2011, respectively.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

On March 8, 2012, the Company granted a long term performance-based non-qualified stock option to each of the Chief Executive Officer and the Chief Operating Officer for 500,000 shares of common stock under the Company’s 2011 Equity Incentive Plan. The terms of the performance-based options provide that, over a three year period, one third of the option shares will vest as of March 1 following any fiscal year in which, in addition to the Company achieving a Home Gross Margin of at least 16.7% (as calculated in the Company’s 2011 Form 10-K, excluding warranty adjustments and interest), the Company achieves: (1) at least a 10% increase in total revenue over 2011 (166,667 option shares vest); (2) at least a 15% increase in total revenue over 2011 (166,667 option shares vest); or (3) at least a 20% increase in total revenue over 2011 (166,666 option shares vest). Any of the three tranches of option shares that are not performance vested by March 1, 2015 shall be forfeited. ASC 718 prohibits recognition of expense associated with performance based stock awards until achievement of the performance targets are probable of occurring. As of March 31, 2012, the Company had concluded that achievement of the performance targets had not met the level of probability required to record compensation expense at that time, and as such, no compensation expense was recognized related to the grant of these awards during the 2012 first quarter.

In accordance with ASC 718, the performance-based awards are valued at the fair value on the date of grant. The grant date fair value of these awards was $7.42 per share. The maximum potential expense that would be recognized by the Company if all of the performance targets were met would be approximately $7.4 million.

14.	Commitments and Contingencies

Surety Bonds and Letters of Credit. The Company is required to obtain surety bonds and letters of credit in support of its obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At March 31, 2012, the Company had issued and outstanding surety bonds and letters of credit totaling $62.0 million and $19.1 million, respectively, including $6.2 million in letters of credit issued by HomeAmerican. In the event any such surety bonds or letters of credit issued by third parties are called, MDC could be obligated to reimburse the issuer of the bond or letter of credit.

Mortgage Loan Loss Reserves. In the normal course of business, the Company establishes reserves for potential losses associated with HomeAmerican’s sale of mortgage loans to third-parties. These reserves are created to address repurchase and indemnity claims by third-party purchasers of the mortgage loans, which claims arise primarily out of allegations of homebuyer fraud at the time of origination of the loan. These reserves are based upon, among other things: (1) pending claims received from third-party purchasers associated with previously sold mortgage loans; and (2) a current assessment of the potential exposure associated with future claims of fraud in mortgage loans originated in prior periods. The Company’s mortgage loan reserves are reflected as a component of accrued liabilities in the Financial Services Segment of the Consolidated Balance Sheets, and the associated expenses are included in expenses in the Financial Services segment of the accompanying Consolidated Statements of Operations.

The following table summarizes the mortgage loan loss reserve activity for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Balance at beginning of year	$442	$6,881
Expense provisions	294	—
Cash payments	(97)	(207)
Adjustments	—	962

Balance at end of period	$639	$7,636

During 2011, HomeAmerican reached settlements with third parties concerning claims and potential claims to repurchase certain previously sold mortgage loans, including a comprehensive settlement with Bank of America. The Company believes that the settlements substantially reduce its future exposure to liabilities associated with previously sold mortgage loans.

Legal Accruals. Litigation was filed by homeowners in West Virginia against MDC, its subsidiary Richmond American Homes of West Virginia, Inc. (“RAH West Virginia”) and various subcontractors alleging a failure to install functional passive radon mitigation systems in their homes. The plaintiffs sought compensatory and

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

punitive damages and medical monitoring costs for alleged negligent construction, failure to warn, breach of warranty or contract, breach of implied warranty of habitability, fraud, and intentional and negligent infliction of emotional distress based upon alleged exposure to radon gas. The litigation was comprised of the following actions:

Joy, et al. v. Richmond American Homes of West Virginia, Inc., et al., No. 08-C-204, Circuit Court of Jefferson County, West Virginia (“Joy”). This action was filed on May 16, 2008, by 66 plaintiffs from 15 households. The Company and RAH West Virginia answered and asserted cross-claims against the subcontractors for contractual and implied indemnity and contribution.

Bauer, et al. v. Richmond American Homes of West Virginia, Inc., et al., No. 08-C-431, Circuit Court of Jefferson County, West Virginia (“Bauer”). This action was filed on October 24, 2008, by 86 plaintiffs from 21 households. This action was consolidated for discovery and pre-trial proceedings with the Joy action.

Saliba, et al. v. Richmond American Homes of West Virginia, Inc., et al., No. 08-C-447, Circuit Court, Jefferson County, West Virginia (“Saliba”). This action was filed on November 7, 2008, by 35 plaintiffs from nine households. This action was consolidated for discovery and pre-trial proceedings with the Joy action.

Thorin, et al. v. Richmond American Homes of West Virginia, Inc., et al., No. 10-C-154, Circuit Court of Jefferson County, West Virginia (“Thorin”). This litigation was filed on May 12, 2010, by 40 plaintiffs from 11 households in Jefferson and Berkeley Counties. This action was not consolidated for any purposes with the prior three actions. The claims asserted and the relief sought in the Thorin case were substantially similar to the Joy, Bauer and Saliba cases.

These cases have been settled and Orders dismissing the cases with prejudice were entered by the Court on March 5, 2012. The March 5, 2012 Orders entered by the Court in the Joy, Bauer and Saliba cases also vacated default judgments that had been entered against MDC and RAH West Virginia. The settlement payments made by the Company did not exceed the amounts already recognized by the Company in prior periods.

On September 28, 2011, a shareholder derivative lawsuit was filed by Martha Woodford in the United States District Court for the District of Delaware, Civil Action No. 11-00879-RGA. In the lawsuit, the plaintiff made claims against our board of directors and certain executive officers for alleged breaches of fiduciary duty, violation of Section 14(a) of the Securities Exchange Act, corporate waste and unjust enrichment relating to the Company’s executive officer compensation practices. The plaintiff sought monetary damages and injunctive relief on behalf of the Company, and attorneys’ and other professional fees and costs.

The parties settled this lawsuit and the settlement was approved by the Court on March 8, 2012, thereby dismissing the lawsuit with prejudice. Under the terms of the settlement, the Company agreed to implement certain corporate governance procedures and paid legal fees of the plantiffs. The Company’s directors and executive officers admitted no liability. The legal fees paid by the Company to the plantiffs did not exceed the amounts already recognized by the Company in prior periods.

Lot Option Contracts. In the normal course of business, the Company enters into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allows the Company to reduce the risks associated with direct land ownership and development, reduces the Company’s capital and financial commitments and minimizes the amount of the Company’s land inventories on its consolidated balance sheets. The Company’s obligation with respect to Option Contracts generally is limited to forfeiture of the related cash deposits and/or letters of credit. At March 31, 2012 the Company had cash deposits and letters of credit of $4.8 million and $3.6 million, respectively, at risk associated with 1,464 lots under Option Contracts.

15.	Derivative Financial Instruments

The Company utilizes certain derivative instruments in the normal course of business, which primarily include commitments to originate mortgage loans (interest rate lock commitments or locked pipeline) and forward sales of mortgage-backed securities commitments, both of which typically are short-term in nature. Forward sales

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

securities commitments and private investor sales commitments are utilized to hedge changes in fair value of mortgage loan inventory and commitments to originate mortgage loans. At March 31, 2012, the Company had $35.8 million in interest rate lock commitments and $31.0 million in forward sales of mortgage-backed securities.

The Company records its mortgage loans held-for-sale at fair value to achieve matching of the changes in the fair value of its derivative instruments with the changes in fair values of the loans it is hedging, without having to designate its derivatives as hedging instruments. For forward sales commitments, as well as commitments to originate mortgage loans that are still outstanding at the end of a reporting period, the Company records the fair value of the derivatives in Financial Services revenues in the Consolidated Statements of Operations and Comprehensive Income with an offset to Financial Services prepaid expenses and other assets or accounts payable or accrued liabilities in the Consolidated Balance Sheets, depending on the nature of the change.

16.	Mortgage Repurchase Facility

Mortgage Lending. HomeAmerican has a Master Repurchase Agreement, (the “Mortgage Repurchase Facility”), with U.S. Bank National Association (“USBNA”) which matures on September 27, 2012. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. As of March 31, 2012, the Mortgage Repurchase Facility has a maximum aggregate commitment of $50 million, reduced from $70 million through the fourth amendment in September 2011. At March 31, 2012 and December 31, 2011, we had $25.8 million and $48.7 million, respectively, of mortgage loans that we are obligated to repurchase under our Mortgage Repurchase Facility. Mortgage loans that we are obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility on the Consolidated Balance Sheets. Advances under the Mortgage Repurchase Facility carry a Pricing Rate equal to the greater of (i) the LIBOR Rate (as defined in the Mortgage Repurchase Facility) plus 2.5%, or (ii) 3.75%. At HomeAmerican’s option the Balance Funded Rate (equal to 3.75%) may be applied to advances under the Mortgage Repurchase Facility provided the applicable Buyer is holding sufficient Qualifying Balances. The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants customary for agreements of this type. The negative covenants include, among others, (i) an Adjusted Tangible Net Worth requirement, (ii) a minimum Adjusted Tangible Net Worth Ratio, (iii) an Adjusted Net Income requirement, (iv) a minimum Liquidity requirement; and (v) a requirement that HomeAmerican’s HUD Compare Ratio may be no more than 1.50 to 1.00. The foregoing terms are defined in the Mortgage Repurchase Facility. We believe we are in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility and we are not aware of any covenant violations.

17.	Supplemental Guarantor Information

The Company’s senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by the following subsidiaries (collectively, the “Guarantor Subsidiaries”), which are wholly-owned subsidiaries of the Company.

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

Notes to Unaudited Consolidated Financial Statements

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Balance Sheets

	March 31, 2012
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
	(dollars in thousands)
ASSETS
Homebuilding:
Cash and cash equivalents	$259,998	$3,263	$42	$—	$263,303
Marketable securities	494,277	—	—	—	494,277
Restricted cash	—	1,080	—	—	1,080
Trade and other receivables	7,231	26,591	237	—	34,059
Inventories
Housing completed or under construction	—	323,099	23,566	—	346,665
Land and land under development	—	468,806	19,636	—	488,442
Investment in subsidiaries	134,911	—	—	(134,911)	—
Other assets, net	43,276	30,259	8,126	22	81,683

Total Homebuilding Assets	939,693	853,098	51,607	(134,889)	1,709,509
Financial Services:
Cash and cash equivalents	—	—	$22,436	—	22,436
Marketable securities	—	—	35,955	—	35,955
Mortgage loans held-for-sale, net	—	—	54,990	—	54,990
Prepaid expenses and other assets	—	—	4,381	(1,700)	2,681

Total Financial Services Assets	—	—	117,762	(1,700)	116,062

Total Asset	$939,693	$853,098	$169,369	$(136,589)	$1,825,571

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$62	$31,682	$1,672	—	$33,416
Accrued liabilities	52,562	46,650	5,371	22	104,605
Advances and notes payable to parent and subsidiaries	(725,285)	708,320	25,734	(8,769)	—
Senior notes, net	744,288	—	—	—	744,288

Total Homebuilding Liabilities	71,627	786,652	32,777	(8,747)	882,309

Financial Services:
Accounts payable and other liabilities	—	—	49,356	—	$49,356
Advances and notes payable to parent and subsidiaries	—	—	(7,069)	7,069	—
Mortgage repurchase facility	—	—	25,840	—	25,840
Senior notes, net	—	—	—	—	—

Total Financial Services Liabilities	—	—	68,127	7,069	75,196

Total Liabilities	71,627	786,652	100,904	(1,678)	957,505

Equity:
Total Stockholder’s Equity	868,066	66,446	68,465	(134,911)	868,066

Total Liabilities and Stockholders’ Equity	$939,693	$853,098	$169,369	$(136,589)	$1,825,571

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Balance Sheets

	December 31, 2011
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
	(dollars in thousands)
ASSETS
Homebuilding:
Cash and cash equivalents	313,566	$2,771	$81	$—	$316,418
Marketable securities	485,434	—	—	—	485,434
Restricted cash	—	667	—	—	667
Trade and other receivables	8,368	12,740	485	—	21,593
Inventories
Housing completed or under construction	—	280,932	19,782	—	300,714
Land and land under development	—	489,305	16,033	—	505,338
Investment in subsidiaries	126,768	—	—	(126,768)	—
Other assets, net	45,287	33,074	8,435	(96)	86,700

Total Homebuilding Assets	979,423	819,489	44,816	(126,864)	1,716,864
Financial Services:
Cash and cash equivalents	—	—	26,943	—	26,943
Marketable securities	—	—	34,509	—	34,509
Mortgage loans held-for-sale, net	—	—	78,335	—	78,335
Prepaid expenses and other assets	—	—	3,774	(1,700)	2,074

Total Financial Services Assets	—	—	143,561	(1,700)	141,861

Total Asset	$979,423	$819,489	$188,377	$(128,564)	$1,858,725

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	—	23,409	2,236	—	$25,645
Accrued liabilities	67,199	50,271	1,814	(96)	119,188
Advances and notes payable to parent and subsidiaries	(700,520)	682,088	21,998	(3,566)	0
Senior notes, net	744,108	—	—	—	744,108

Total Homebuilding Liabilities	110,787	755,768	26,048	(3,662)	888,941

Financial Services:
Accounts payable and other liabilities	—	—	52,446	—	$52,446
Advances and notes payable to parent and subsidiaries	—	—	(1,866)	1,866	0
Mortgage repurchase facility	—	—	48,702	—	48,702
Senior notes, net	—	—	—	—	—

Total Financial Services Liabilities	—	—	99,282	1,866	101,148

Total Liabilities	$110,787	$755,768	$125,330	$(1,796)	$990,089

Equity:
Total Stockholder’s Equity	868,636	63,721	63,047	(126,768)	868,636

Total Liabilities and Stockholders’ Equity	$979,423	$819,489	$188,377	$(128,564)	$1,858,725

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statements of Operations

	Three Months Ended March 31, 2012
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
		(Dollars in thousands)
Homebuilding:
Revenues	$—	$175,532	$12,006	$(1,270)	$186,268
Cost of Sales	—	(151,074)	(10,340)	1,270	(160,144)
Asset impairments	—	—	—	—	—

Gross Margin	—	24,458	1,666	—	26,124

Selling, general, and administrative expenses	(12,308)	(21,993)	177	—	(34,124)
Equity income (loss) of subsidiaries	7,705	—	—	(7,705)	—
Interest expense	(778)	(30)	—	—	(808)
Interest income	5,910	3	—	—	5,913
Other income (expense)	18	117	23	—	158

Homebuilding pretax income (loss)	547	2,555	1,866	(7,705)	(2,737)

Financial Services:
Financial Services pretax income (loss)	—	—	4,862	—	4,862

Income (loss) before income taxes	547	2,555	6,728	(7,705)	2,125
(Provision) benefit for income taxes	1,718	168	(1,746)	—	140

Net income (loss)	$2,265	$2,723	$4,982	$(7,705)	$2,265

	Three Months Ended March 31, 2011
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
		(Dollars in thousands)
Homebuilding:
Revenues	$—	$166,101	$—	$(2,514)	$163,587
Cost of Sales	—	(143,512)	—	2,514	(140,998)
Asset impairments	—	(279)	—	—	(279)

Gross Margin	—	22,310	—	—	22,310

Selling, general, and administrative expenses	(17,082)	(30,572)	—	—	(47,654)
Equity income (loss) of subsidiaries	(6,052)	—	—	6,052	—
Interest expense	(8,667)	—	—	—	(8,667)
Interest income	6,476	12	—	—	6,488
Other income (expense)	2,314	(281)	6	—	2,039

Homebuilding pretax income (loss)	(23,011)	(8,531)	6	6,052	(25,484)

Financial Services:
Financial Services pretax income (loss)	—	—	1,780	—	1,780

Income (loss) before income taxes	(23,011)	(8,531)	1,786	6,052	(23,704)
(Provision) benefit for income taxes	3,132	1,376	(683)	—	3,825

Net income (loss)	$(19,879)	$(7,155)	$1,103	$6,052	$(19,879)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statements of Cash Flows

	Three Months Ended March 31, 2012
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
		(Dollars in thousands)
Net cash provided by (used in) operating activities	$(6,281)	$(25,595)	$20,768	$(7,705)	$(18,813)

Net cash used in investing activities	(2,385)	(147)	(1,421)	—	(3,953)

Financing activities:
Payments from (advances to) subsidiaries	(32,908)	26,234	(1,031)	7,705	—
Proceeds from issuance of senior notes, net	—	—	—	—	—
Mortgage repurchase facility	—	—	(22,862)	—	(22,862)
Dividend payments	(11,994)	—	—	—	(11,994)

Net cash provided by (used in) financing activities	(44,902)	26,234	(23,893)	7,705	(34,856)

Net (decrease) increase in cash and cash equivalents	(53,568)	492	(4,546)	—	(57,622)
Cash and cash equivalents
Beginning of period	313,566	2,771	27,024	—	343,361

End of period	$259,998	$3,263	$22,478	$—	$285,739

	Three Months Ended March 31, 2011
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
		(Dollars in thousands)
Net cash provided by (used in) operating activities	$(19,469)	$(71,781)	$24,840	$8,709	$(57,701)

Net cash provided by (used in) investing activities	104,104	(11)	948	—	105,041

Financing activities:
Payments from (advances to) subsidiaries	(58,100)	70,446	(3,637)	(8,709)	—
Proceeds from issuance of senior notes, net	—	—	—	—	—
Mortgage repurchase facility	—	—	(18,698)	—	(18,698)
Dividend payments	(11,824)	—	—	—	(11,824)

Net cash provided by (used in) financing activities	(69,924)	70,446	(22,335)	(8,709)	(30,522)

Net increase (decrease) in cash and cash equivalents	14,711	(1,346)	3,453	—	16,818
Cash and cash equivalents
Beginning of period	535,035	4,287	32,903	—	572,225

End of period	$549,746	$2,941	$36,356	$—	$589,043

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in “Item 1A: Risk Factors Relating to our Business” of our Annual Report on Form 10-K for the year ended December 31, 2011 and this Quarterly Report on Form 10-Q.

Selected Financial Information (unaudited)

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$184,678	$163,383
Land sale revenues	1,590	204

Total home sale and land revenues	186,268	163,587

Home cost of sales	(158,654)	(140,981)

Land cost of sales	(1,490)	(17)
Inventory impairments	—	(279)

Total cost of sales	(160,144)	(141,277)

Gross margin	26,124	22,310

Gross margin %	14.0%	13.6%

Selling, general and administrative expenses	(34,124)	(47,654)
Interest expense	(808)	(8,667)
Interest income	5,913	6,488
Other revenue	243	493
Other expense	(85)	1,546

Homebuilding pretax loss	(2,737)	(25,484)

Financial Services:
Revenues	7,720	5,703
Expenses	(2,858)	(3,923)

Financial services pretax income	4,862	1,780

Income (loss) before income taxes	2,125	(23,704)
Benefit from income taxes	140	3,825

Net income (loss)	$2,265	$(19,879)

Earnings (loss) per share:
Basic	$0.04	$(0.43)
Diluted	$0.04	$(0.43)
Dividends declared per share	$0.25	$0.25
Weighted Average Common Shares Outstanding:
Basic	47,311,840	46,716,562
Diluted	47,575,470	46,716,562
Cash (Used in) Provided by:
Operating Activities	$(18,813)	$(57,701)
Investing Activities	$(3,953)	$105,041
Financing Activities	$(34,856)	$(30,522)

Overview

Our goal for 2012 is to return to profitability for the full year, even if overall market conditions do not improve. We have implemented or are in the process of implementing four strategic initiatives to achieve this goal: (1) increasing our active subdivision count, (2) reducing our general and administrative expenses, (3) reducing our capital costs, and (4) improving our sales process and sales organization. Further detail on these strategies can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form 10-K for the year ended December 31, 2011.

During the 2012 first quarter, as a part of our strategy to improve our sales process and organization, we adjusted the way we sell home upgrades to our customers by including a higher level of upgrades in our base home price in communities across the country. We also implemented stricter standards that must be met before we recognize a home sales contract as a new order. Our goal in making these adjustments to our sales process is to better demonstrate the value proposition of our product offering to prospective homebuyers, which we believe will result in an increase in our pace of new home orders, reduce our cancellation rate and improve our gross margins.

We believe the four strategies outlined above had a significant impact on the improvement in our operating results for the first quarter of 2012, as we reported net income of $2.3 million, or $0.04 per diluted share, compared to a net loss of $19.9 million, or $0.43 per diluted share for the first quarter of 2011. The $22.1 million increase in net income was driven primarily by a 13% increase in home sale revenues, a $13.5 million decrease in our homebuilding selling, general and administrative expenses, and a $7.9 million decrease in interest expense.

Additionally, a combination of the strategic changes to our operations and an improvement in overall market conditions for the homebuilding industry drove a 51% increase in net new orders for the 2012 first quarter, as well as a decrease in our cancellation rate from 32% in the 2011 first quarter to 21% in the 2012 first quarter. As a result of these strong orders, our quarter-end backlog increased by 50% year-over-year to 1,487 homes.

Our financial position remained strong at the end of the quarter, as evidenced by our total cash and marketable securities of $816.0 million, which exceeded our senior notes by $72 million. We believe that our strong financial position gives us a competitive advantage as we pursue attractive land acquisition opportunities, which can help us further grow our operations in the future.

Homebuilding

	Three Months Ended March 31,		Change
	2012	2011	Amount	%
		(Dollars in thousands)
Homebuilding pretax income (loss):
West	$166	$(4,560)	4,726	104%
Mountain	2,159	(1,232)	3,391	275%
East	1,820	(1,956)	3,776	193%
Other	280	(776)	1,056	136%
Corporate	(7,162)	(16,960)	9,798	58%

Total homebuilding pretax income (loss)	$(2,737)	$(25,484)	$22,747	89%

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Homebuilding assets:
West	$363,724	$346,442
Mountain	273,619	262,787
East	238,168	223,606
Other	29,193	31,468
Corporate	804,783	852,657
Intercompany adjustments	22	(96)

Total homebuilding assets	$1,709,509	$1,716,864

For the first quarter of 2012, we reported a homebuilding pretax loss of $2.7 million, compared to a pretax loss of $25.5 million for the first quarter of 2011. The $22.7 million improvement in our homebuilding financial performance was driven primarily by a $21.3 million increase in home sale revenues, a $13.5 million decrease in our homebuilding selling, general and administrative expenses, and a $7.9 million decrease in interest expense.

The pretax results for our West segment improved $4.7 million due to an increase in homebuilding revenues, including the addition of the Washington market to our operations, and a reduction of selling, general and administrative (“SG&A”) expenses, partially offset by a decrease in our gross margin percentage. For our Mountain segment, pretax results improved $3.4 million due to an increase in our gross margin percentage and a reduction of SG&A expenses, partially offset by a decrease in homebuilding revenues. Pretax results for our East segment improved $3.8 million, almost entirely related to a decrease in our SG&A expenses, which included a benefit from a sizable legal recovery during the 2012 first quarter. For our Other homebuilding segment, pretax results increased $1.1 million due to a reduction of SG&A expenses. The pretax results for our non-operating Corporate segment improved $9.8 million due to a reduction of both interest and SG&A expenses.

Revenues

	Three Months Ended March 31,		Change
	2012	2011	Amount	%
		(Dollars in thousands)
Home and land sale revenues:
West	$70,012	$42,393	$27,619	65%
Mountain	61,042	70,952	(9,910)	-14%
East	45,228	42,910	2,318	5%
Other	11,256	9,846	1,410	14%
Intercompany adjustments	(1,270)	(2,514)	1,244	50%

Total home and land sale revenues	$186,268	$163,587	$22,681	14%

Total home and land sale revenues for the 2012 first quarter increased 14% to $186.3 million compared to $163.6 million for the prior year period. The increase in revenues was driven primarily by a 12% increase in new home deliveries to 619 homes as compared to 554 in the prior year. The Company’s consolidated average selling price for homes closed was essentially flat at $298,300 for the 2012 first quarter compared to $294,900 for the 2011 first quarter.

	Three Months Ended March 31,		Change
	2012	2011	Amount	%
Homes closed:
Arizona	88	77	11	14%
California	55	48	7	15%
Nevada	106	66	40	61%
Washington	44	—	44	N/A

West	293	191	102	53%

Colorado	125	166	(41)	-25%
Utah	52	54	(2)	-4%

Mountain	177	220	(43)	-20%

Maryland	44	57	(13)	-23%
Virginia	59	43	16	37%

East	103	100	3	3%

Florida	46	43	3	7%
Illinois	—	—	—	N/A

Other Homebuilding	46	43	3	7%

Total	619	554	65	12%

	Three Months Ended March 31,		Change
	2012	2011	Amount	%
		(in thousands)
Average selling price:
Arizona	$205.7	$180.0	$25.7	14%
California	328.9	317.3	11.6	4%
Nevada	205.7	201.5	4.2	2%
Washington	272.9	N/A	N/A	N/A
Colorado	362.5	336.8	25.7	8%
Utah	273.2	274.9	(1.7)	-1%
Maryland	429.6	428.4	1.2	0%
Virginia	446.2	430.0	16.2	4%
Florida	243.4	229.0	14.4	6%
Illinois	N/A	N/A	N/A	N/A

Company Average	$298.3	$294.9	$3.4	1%

New home deliveries increased 12% during the three months ended March 31, 2012 compared to the same period in the prior year. The increase is primarily attributable to a 24% increase in the number of homes in backlog to start the 2012 first quarter as compared to the prior year period. This increase was partially offset by a decrease in the percentage of backlog that was under construction at the beginning of the quarter.

Average selling price increased year-over-year in most of our markets, primarily due to a shift of closings to more desirable communities within each market. However, our overall average selling price remained flat due to a shift in the mix of closings between markets. In particular, Colorado and Maryland, where our average selling prices are among our highest, experienced year-over-year closings decreases of 25% and 23%, respectively, while Nevada, where our average selling price was our lowest, increased closings year-over-year by 61%. In addition, we closed 44 homes, or 7% of our 2012 first quarter total closings, from our newly acquired Washington operation, where the average selling price is less than our consolidated average selling price, versus closings no homes in the Washington market in the prior year period. These shifts in the mix of our homes closed were partially offset by a 37% increase in homes closed in Virginia, where the average selling price is our highest.

Gross Margin

Gross margin from home sales for the 2012 first quarter was 14.1% versus 13.5% for the year earlier period and 14.6% for the 2011 fourth quarter. The 2011 first quarter included $0.3 million in inventory impairments and a $0.4 million benefit related to a warranty accrual reduction, while the 2012 first quarter did not include any inventory impairments or warranty accrual adjustments and the 2011 fourth quarter included $0.8 million in inventory impairments and a $2.3 million benefit related to a warranty accrual reduction.

Excluding inventory impairments, warranty accrual adjustments and previously capitalized interest in cost of sales, adjusted gross margin from home sales was 16.7% for the 2012 first quarter, higher than the 16.0% for the 2011 first quarter and relatively flat compared to 16.8% for the 2011 fourth quarter (please see table set forth below reconciling this non-GAAP measure to our gross margin from home sales). The 70 basis point year-over-year improvement in our adjusted gross margin from home sales was driven by delivering a significantly higher percentage of homes started with a buyer under contract, which historically have been more profitable than homes that are started without a buyer under contract.

The table set forth below is a reconciliation of our gross margin, as reported, to gross margin from home sales and gross margins from home sales excluding inventory impairments, warranty adjustments and interest in home cost of sales.

	March 31, 2012	Gross Margin %	December 31, 2011	Gross Margin %	March 31, 2011	Gross Margin %
			(Dollars in millions)
Gross Margin	$26,124	14.0%	$33,827	14.1%	$22,310	13.6%
Less: Land Sales Revenue	(1,590)		(8,360)		(204)
Add: Land Cost of Sales	1,490		8,314		17

Gross Margin from Home Sales	$26,024	14.1%	$33,781	14.6%	$22,123	13.5%
Add: Inventory Impairments	—		811		279
Add: Interest in Cost of Sales	4,895		6,355		4,203
Less: Warranty Adjustments	—		(2,251)		(431)

Adjusted Gross Margin from Home Sales (1)	$30,919	16.7%	$38,696	16.8%	$26,174	16.0%

(1)	Adjusted gross margin from home sales is a non-GAAP financial measure. We believe this information is meaningful as it isolates the impact that inventory impairments, warranty adjustments and interest have on our Gross Margin from Home Sales and permits investors to make better comparisons with our competitiors, who also break out and adjust gross margins in a similar fashion.

Selling, General and Administrative Expense

Our 2012 first quarter homebuilding selling, general and administrative (“SG&A”) expenses (includes Corporate general and administrative expense) decreased 28% to $34.1 million, compared to $47.7 million for 2011 first quarter. The primary driver of the decrease in SG&A expenses related to a $7.0 million reduction in compensation-related expenses resulting largely from a 32% decrease in our headcount made to adjust our business to the overall level of homebuilding activity and $3.8 million in legal recoveries. SG&A expenses included $0.9 million in restructuring charges related to employee severance costs incurred in connection with adjusting the size of our workforce.

Interest Income

Our 2012 first quarter interest income was $5.9 million, compared to $6.5 million for the 2011 first quarter. The decrease was attributable to a year-over-year decline in our cash and cash equivalents and marketable securities balance resulting from the repayment of $500 million of senior notes during the second half of 2011, which was partially offset by an increase in the overall rate of return earned by us on those balances.

Interest Expense

We expensed $0.8 million and $8.6 million of interest expense for the three months ended 2012 and 2011, respectively, related to the portion of our homebuilding debt that exceeded our qualified assets. The 91% year-over-year decrease in interest expense related primarily to our repayment of $500 million of senior debt during the last half of 2011, which significantly reduced the amount by which our homebuilding debt exceeds our qualified assets.

Other Income (Expense)

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Other revenues	$243	$493
Other expenses	(85)	1,546

Other income (expense)	$158	$2,039

For the three month ended March 31, 2012, we had other income of $0.2 million, compared to other income of $2.0 million during the three months ended March 31, 2011. The other income in the 2011 first quarter related primarily to the release of a $2.7 million employment tax contingency reserve as a result of the finalization of an IRS examination. This item was partially offset by $1.1 million in other expenses, primarily write-offs of pre-acquisition costs and deposits on lot option contracts that we elected not to exercise and due diligence costs associated with our acquisition of homebuilding assets in Washington.

Operating Data

	Three Months Ended March 31,		Change
	2012	2011	Amount	%
		(Dollars in thousands)
Net new orders:
Arizona	187	122	65	53%
California	121	77	44	57%
Nevada	166	88	78	89%
Washington	76	—	76	N/A

West	550	287	263	92%

Colorado	235	181	54	30%
Utah	68	67	1	1%

Mountain	303	248	55	22%

Maryland	83	46	37	80%
Virginia	90	68	22	32%

East	173	114	59	52%

Florida	36	51	(15)	-29%
Illinois	1	5	(4)	-- -80%

Other	37	56	(19)	-34%

Total	1,063	705	358	51%

Estimated Value of Orders for Homes, net	$322,000	$205,000	$117,000	57%
Estimated Average Selling Price of Orders for Homes, net	$302.9	$290.8	$12.1	4%

	March 31,		Change
	2012	2011	Amount	%
Active Subdivisions:
Arizona	22	29	(7)	-24%
California	18	16	2	13%
Nevada	20	19	1	5%
Washington	11	—	11	N/A

West	71	64	7	11%

Colorado	48	42	6	14%
Utah	17	18	(1)	-6%

Mountain	65	60	5	8%

Maryland	18	14	4	29%
Virginia	16	10	6	60%

East	34	24	10	42%

Florida	16	13	3	23%
Illinois	—	1	(1)	-100%

Other Homebuilding	16	14	2	14%

Total	186	162	24	15%

Average for quarter ended	187	155	32	21%

Net new orders for the 2012 first quarter increased 51% to 1,063 homes, compared with 705 homes during the same period in 2011. Our monthly sales absorption rate for the 2012 first quarter was 1.9 per community, compared to 1.5 per community for the 2011 first quarter and 0.9 per community for the 2011 fourth quarter. We experienced substantial order growth in most of our markets due to a combination of increased year-over-year community count, a change in our sales processes and procedures, and the overall improvement in housing market conditions. However, Utah net new orders increased by only 1% year-over-year and Florida net new orders decreased by 29% year-over-year, in part due to recent management changes in these markets.

	Three Months Ended March 31,		Change in Percentage
	2012	2011
Cancellation rate:
Arizona	19.4%	28.2%	-8.8%
California	19.3%	33.6%	-14.3%
Nevada	18.6%	25.4%	-6.8%
Washington	13.6%	N/A	N/A

West	18.0%	29.0%	-11.0%

Colorado	21.4%	37.8%	-16.4%
Utah	20.9%	36.2%	-15.3%

Mountain	21.3%	37.3%	-16.0%

Maryland	26.5%	42.5%	-16.0%
Virginia	27.4%	18.1%	9.3%

East	27.0%	30.1%	-3.1%

Florida	26.5%	29.2%	-2.7%
Illinois	N/A	N/A	N/A

Other	26.1%	29.1%	-3.0%

Total	21.0%	32.3%	-11.3%

Our cancellation rate for the 2012 first quarter was 21% versus 32% in the prior year first quarter and 43% in the 2011 fourth quarter. The improvement in our cancellation rate reflects overall improvement in housing market conditions and the implementation of more strict underwriting standards for recognizing new home orders as a part of our efforts to improve our sales processes. Cancellation rates improved in almost every market, with the exception of Virginia.

	March 31,
	2012		2011		% Change
	Homes	Dollar Value	Homes	Dollar Value	Homes	Dollar Value
	(Dollars in thousands)
Backlog:
Arizona	227	$49,000	129	$25,100	76%	95%
California	184	61,700	108	33,400	70%	85%
Nevada	216	42,500	98	19,900	120%	114%
Washington	86	25,900	—	—	N/A	N/A

West	713	179,100	335	78,400	113%	128%

Colorado	343	127,100	288	99,500	19%	28%
Utah	84	23,700	82	22,600	2%	5%

Mountain	427	150,800	370	122,100	15%	24%

Maryland	152	64,100	115	51,200	32%	25%
Virginia	134	67,100	95	41,100	41%	63%

East	286	131,200	210	92,300	36%	42%

Florida	60	15,700	72	17,500	-17%	-10%
Illinois	1	200	6	1,700	-83%	-88%

Other Homebuilding	61	15,900	78	19,200	-22%	-17%

Total	1,487	$477,000	993	$312,000	50%	53%

Estimated Average Selling Price of Homes in Backlog		$320.8		$314.2		2%

We ended the 2012 first quarter with 1,487 homes in backlog, with an estimated sales value of $477 million, compared with a backlog of 993 homes with an estimated sales value of $312 million at March 31, 2011. The 50% increase in the number of homes in our backlog was primarily the result of a 51% increase in net orders during the 2012 first quarter and a shift to more presold homes versus speculative home sales.

	March 31,		Change
	2012	2011	Amount	%
Homes started:
Unsold Started Homes—Completed	147	67	80	119%
Unsold Started Homes—Frame	222	570	(348)	-61%
Unsold Started Homes—Foundation	158	37	121	327%

Total Unsold Started Homes	527	674	(147)	-22%
Sold Homes Started	872	641	231	36%
Model Homes	236	246	(10)	-4%

Total homes started	1,635	1,561	74	5%

Our total homes started increased to 1,635 at March 31, 2012 from 1,561 at March 31, 2011, primarily relating to a higher number of sold homes started in light of our year-over-year increase in backlog. Our focus on reducing our spec inventory partially offset the increase in sold homes started.

	March 31, 2012			March 31, 2011
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total
Lots owned and optioned:
Arizona	684	118	802	1,219	241	1,460
California	1,065	—	1,065	1,499	17	1,516
Nevada	778	75	853	1,087	724	1,811
Washington	305	97	402	—	—	—

West	2,832	290	3,122	3,805	982	4,787

Colorado	2,768	363	3,131	2,985	845	3,830
Utah	451	—	451	619	369	988

Mountain	3,219	363	3,582	3,604	1,214	4,818

Maryland	520	400	920	339	822	1,161
Virginia	516	156	672	599	128	727

East	1,036	556	1,592	938	950	1,888

Florida	197	255	452	232	606	838
Illinois	123	—	123	128	—	128

Other	320	255	575	360	606	966

Total	7,407	1,464	8,871	8,707	3,752	12,459

Our land acquisition activities in 2010 and the first half of 2011 provided us with enough land to execute our strategic initiative regarding active subdivision count, which increased by 15% year-over-year as of March 31, 2012. However, consistent with our strategy to maintain a two to three year supply of land, we reduced our land acquisition activities starting in the last half of 2011, as we determined we had a sufficient lot supply to satisfy existing demand. As a result, our supply of lots owned and optioned at March 31, 2012 decreased 29% year-over-year. In nearly every market, we experienced a year-over-year decline in lots owned and under option, with the most significant percentage decreases occurring in Utah, Nevada, Florida and Arizona. The decreases in these markets were partially offset by our entry into the Washington market in April 2011. As a result of electing not to exercise option rights with respect to certain lot option agreements, we recorded $0.1 million of expenses related to project write-off costs during the three months ended March 31, 2012, compared to $0.1 million in the same quarter a year ago.

The table set forth below shows the amount of at risk option deposits.

	March 31,
	2012	2011
	(dollars in thousands)
Non-refundable option deposits:
Cash	$4,762	$10,283
Letters of Credit	3,576	5,264

Total	$8,338	$15,547

Financial Services

Income before taxes from our financial services segment for the 2012 first quarter was $4.9 million, compared to $1.8 million for the 2011 first quarter. The increase in pretax income primarily reflected a $2.3 million increase in our mortgage operations pretax income from $1.0 million in the 2011 first quarter to $3.3 million for the 2012 first quarter. The improvement in our mortgage profitability was driven largely by a $1.2 million increase in the gains on sales of mortgage loans due to favorable mortgage market conditions, a decrease in the level of special financing programs that we offered our homebuyers, combined with a $0.6 million decrease in our loan loss reserve and a $0.6 million reduction in other overhead expenses. The balance of our financial services pretax income, which consisted of income from our insurance and title operations, was up $0.8 million from the 2011 first quarter to $1.5 million for the 2012 first quarter as a result of an increase in the volume of policies sold and premiums earned.

The following table sets forth information relating to the sources of revenues for our Financial Services segment:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Financial services revenue:
Gains on sales of mortgage loans and broker origination fees, net	$5,456	$4,323
Insurance revenue	1,893	988
Title and other revenue	371	392

Total financial services revenue	$7,720	$5,703

The following table sets forth information relating to mortgage loans originated by our HomeAmerican operations, mortgage loans brokered and our capture rate. The “Capture Rate” is defined as the number of mortgage loans originated by HomeAmerican for our homebuyers as a percent of our total home closings, excluding closings with cash buyers.

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Total Originations (including transfer loans):
Loans	410	421
Principal	$112,680	$116,099
Capture Rate	64%	76%
Loans Sold to Third Parties:
Loans	498	521
Principal	$134,891	$143,274
Mortgage Loan Origination Product Mix:
FHA loans	34%	43%
Other government loans (VA & USDA)	29%	27%

Total government loans	63%	70%
Conventional loans	37%	30%
Jumbo loans	0%	0%

	100%	100%

Loan Type:
Fixed rate	97%	97%
ARM	3%	3%
Credit Quality:
Average FICO Score	733	735
Other Data:
Average Combined LTV ratio	90%	91%
Full documentation loans	100%	100%
Non-full documentation loans	0%	0%

Income Taxes

We had an income tax benefit of $0.1 million during the three months ended March 31, 2012, compared with $3.8 million during the three months ended March 31, 2011. Due to the effects of the deferred tax valuation allowance and changes in unrecognized tax benefits, our effective tax rates are not meaningful as the income tax benefit is not directly correlated to the amount of pretax loss. The income tax benefit during the 2011 first quarter resulted primarily from our 2011 first quarter settlement with the IRS on the audit of our 2004 and 2005 federal income tax returns.

As of March 31, 2012, we had a $277.2 million deferred tax asset, which has been fully reserved by a corresponding deferred tax asset valuation allowance of the same amount.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The preparation of financial statements in conformity with accounting policies generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Management evaluates such estimates and judgments on an on-going basis and makes adjustments as deemed necessary. Actual results could differ from these estimates if conditions are significantly different in the future. Additionally, using different estimates or assumptions in our critical accounting estimates and policies could have a material impact to our consolidated financial statements. See “Forward-Looking Statements” below.

Our critical accounting estimates and policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Capital Resources

Our capital structure is primarily a combination of (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our publicly traded 5 3/8% senior notes due 2014 and 2015 and 5 5/8% senior notes due 2020; and (3) our Mortgage Repurchase Facility. Because of our current balance of cash, cash equivalents, marketable securities and available capacity under our Mortgage Repurchase Facility, we believe that our capital resources are adequate to satisfy our short and long-term capital requirements, including meeting future payments on our senior notes as they become due. See “Forward-Looking Statements” above.

Senior Notes and Mortgage Repurchase Facility

Senior Notes. Our senior notes are not secured and, while the senior note indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries. The Company believes that it is in compliance with the representations, warranties and covenants in the senior note indentures, and the Company is not aware of any covenant violations.

Mortgage Lending. HomeAmerican has a Master Repurchase Agreement, (the “Mortgage Repurchase Facility”), with U.S. Bank National Association (“USBNA”) which matures on September 27, 2012. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. As of March 31, 2012, the Mortgage Repurchase Facility has a maximum aggregate commitment of $50 million, reduced from $70 million through the fourth amendment in September 2011.

At March 31, 2012 and December 31, 2011, we had $25.8 million and $48.7 million, respectively, of mortgage loans that we are obligated to repurchase under our Mortgage Repurchase Facility. Mortgage loans that we are obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility on the Consolidated Balance Sheets. Advances under the Mortgage Repurchase Facility carry a Pricing Rate equal to the greater of (i) the LIBOR Rate (as defined in the Mortgage Repurchase Facility) plus 2.5%, or (ii) 3.75%. At HomeAmerican’s option the Balance Funded Rate (equal to 3.75%) may be applied to advances under the Mortgage Repurchase Facility provided the applicable Buyer is holding sufficient Qualifying Balances. The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants customary for agreements of this type. The negative covenants include, among others, (i) an Adjusted Tangible Net Worth requirement, (ii) a minimum Adjusted Tangible Net Worth Ratio, (iii) an Adjusted Net Income requirement, (iv) a minimum Liquidity requirement; and (v) a requirement that HomeAmerican’s HUD Compare Ratio may be no more than 1.50 to 1.00. The foregoing terms are defined in the Mortgage Repurchase Facility. We believe we are in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility and we are not aware of any covenant violations.

MDC Common Stock Repurchase Program

At March 31, 2012, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the three months ended March 31, 2012 and 2011.

Consolidated Cash Flow

During the three months ended March 31, 2012, we used $18.8 million of cash in operating activities; $46.0 million was used to increase our inventory levels during the first three months of 2012, partially offset by the sale and closing of homes. Also contributing to the use of cash during the first three months of 2012 was $19.1 million of cash used to reduce our accrued liabilities. This use of cash was partially offset by generating $23.3 million in cash associated with our sales of mortgage loan inventory.

We used $4.0 million in cash from investing activities during the three months ended March 31, 2012, primarily attributable to the purchase of $185.6 million of marketable securities and sale of approximately $182.0 million of marketable securities.

During the three months ended March 31, 2012, we used $34.9 million in cash for financing activities primarily attributable to $53.6 million used for payment on our mortgage repurchase facility and $12.0 million associated with cash dividends that were paid during the first three months of 2012.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At March 31, 2012, we had deposits of $4.8 million in the form of cash and $3.6 million in the form of letters of credit that were at risk to secure option contracts to purchase lots.

At March 31, 2012, we had outstanding performance bonds and letters of credit totaling approximately $62.0 million and $19.1 million, respectively, including $6.2 million in letters of credit issued by HomeAmerican, with the remaining bonds and letters of credit issued by third-parties, to secure our performance under various contracts. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

We have made no material guarantees with respect to third-party obligations.

IMPACT OF INFLATION, CHANGING PRICES AND ECONOMIC CONDITIONS

The impact of inflation and changing prices have not changed materially from the disclosure in our December 31, 2011 Annual Report on Form 10-K.

OTHER

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, as well as statements made by us in periodic press releases, oral statements made by our officials in the course of presentations about the Company and conference calls in connection with quarterly earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operation, cash flows, strategies and prospects. These forward-looking statements may be identified by terminology such as “likely,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. Additionally, information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained under the caption “Risk Factors Relating to our Business” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 and Item 1A of Part II of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2012, we have approximately $530.2 million invested in marketable securities. Because these marketable securities are accounted for as available-for-sale, changes in the market value are reported as a component of other comprehensive income each quarter. During the 2012 first quarter, we experienced net increases of approximately $6.5 million in the market value of these securities. While we believe that the ultimate cost basis of these investments will be recovered in the future, there can be no assurances to that effect. In the event we elect to sell, or are otherwise required to sell these securities, we may be required to record losses in the event the market value does not increase prior to any sale. Such losses, if any, would be recorded as a component of our results of operations and comprehensive income.

Item 4.	Controls and Procedures

(a) Conclusion regarding the effectiveness of disclosure controls and procedures - An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision, and with the participation, of our management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at March 31, 2012.

(b) Changes in internal control over financial reporting - In several of our homebuilding divisions, we began operating under our new enterprise resource planning (“ERP”) system during 2011 and 2010. As a result, our financial and operating transactions in these divisions now utilize the functionality provided by the new ERP system with oversight as to the completeness and accuracy of the information being performed through the ERP system. The full implementation of the ERP system in the remaining homebuilding divisions is scheduled to take place over the course of the next year. There was no other change in our internal control over financial reporting that occurred during 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

West Virginia Litigation

Litigation was filed by homeowners in West Virginia against MDC, its subsidiary Richmond American Homes of West Virginia, Inc. (“RAH West Virginia”) and various subcontractors alleging a failure to install functional passive radon mitigation systems in their homes. The plaintiffs sought compensatory and punitive damages and medical monitoring costs for alleged negligent construction, failure to warn, breach of warranty or contract, breach of implied warranty of habitability, fraud, and intentional and negligent infliction of emotional distress based upon alleged exposure to radon gas. The litigation was comprised of the following actions:

Joy, et al. v. Richmond American Homes of West Virginia, Inc., et al., No. 08-C-204, Circuit Court of Jefferson County, West Virginia (“Joy”). This action was filed on May 16, 2008, by sixty-six plaintiffs from fifteen households. The Company and RAH West Virginia answered and asserted cross-claims against the subcontractors for contractual and implied indemnity and contribution.

Bauer, et al. v. Richmond American Homes of West Virginia, Inc., et al., No. 08-C-431, Circuit Court of Jefferson County, West Virginia (“Bauer”). This action was filed on October 24, 2008, by eighty-six plaintiffs from twenty-one households. This action was consolidated for discovery and pre-trial proceedings with the Joy action.

Saliba, et al. v. Richmond American Homes of West Virginia, Inc., et al., No. 08-C-447, Circuit Court, Jefferson County, West Virginia (“Saliba”). This action was filed on November 7, 2008, by thirty-five plaintiffs from nine households. This action was consolidated for discovery and pre-trial proceedings with the Joy action.

Thorin, et al. v. Richmond American Homes of West Virginia, Inc., et al., No. 10-C-154, Circuit Court of Jefferson County, West Virginia (“Thorin”). This litigation was filed on May 12, 2010, by forty plaintiffs from eleven households in Jefferson and Berkeley Counties. This action was not consolidated for any purposes with the prior three actions. The claims asserted and the relief sought in the Thorin case were substantially similar to the Joy, Bauer and Saliba cases.

These cases have been settled and Orders dismissing the cases with prejudice were entered by the Court on March 5, 2012. The March 5 Orders entered by the Court in the Joy, Bauer and Saliba cases also vacated default judgments that had been entered against MDC and RAH West Virginia. The settlement payments made by the Company did not exceed the amounts already recognized by the Company in prior periods.

On September 28, 2011, a shareholder derivative lawsuit was filed by Martha Woodford in the United States District Court for the District of Delaware, Civil Action No. 11-00879-RGA. In the lawsuit, the plaintiff made claims against our board of directors and our executive officers for alleged breaches of fiduciary duty, violation of Section 14(a) of the Securities Exchange Act, corporate waste and unjust enrichment relating to the Company’s executive officer compensation practices. The plaintiff sought monetary damages and injunctive relief on behalf of the Company, and attorneys’ and other professional fees and costs.

The parties settled this lawsuit and the settlement was approved by the Court on March 8, 2012, thereby dismissing the lawsuit with prejudice. Under the terms of the settlement, the Company agreed to implement certain corporate governance procedures and paid legal fees of the plantiffs to the plaintiffs. The Company’s directors and executive officers admitted no liability. The legal fees paid by the Company to the plantiffs did not exceed the amounts already recognized by the Company in prior periods.

Item 1A.	Risk Factors

There have been no significant changes in the risk factors previously identified as being attendant to our business in our Annual Report on Form 10-K for the year ended December 31, 2011. For a more complete discussion of other risk factors that affect our business, see “Risk Factors Relating to our Business” in our Form 10-K for the year ended December 31, 2011, which include the following:

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

•	Further decline in the market value of our homes or carrying value of our land would have a negative impact on our results of operations and financial position.

•	Increases in our cancellations could have a negative impact on our Home Gross Margins and home sales revenue.

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

•

As of December 31, 2011, we are utilizing a new Enterprise Resource Planning (“ERP”) system in all but two of our homebuilding divisions, and, if we encounter significant problems with this implementation or implementation throughout our remaining homebuilding divisions, it could have an adverse impact on our operating activities and/or financial reporting capabilities.

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

The Company did not repurchase any shares during the first quarter of 2012. Additionally, there were no sales of unregistered equity securities during the 2012 first quarter.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

On April 23, 2012, MDC’s Board of Directors declared a quarterly cash dividend of twenty five cents ($0.25) per share. The dividend will be paid on May 23, 2012 to shareowners of record on May 9, 2012.

Item 6.	Exhibits

10.1	Form of Executive Officer Stock Option Agreement under the 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 9, 2012).*

10.2	Form of Indemnification Agreement entered into between the Company and Raymond T. Baker, Director (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 26, 2006). *

10.3	Form of Indemnification Agreement entered into between the Company and John M. Stephens, Senior Vice President, Chief Financial Officer and Principal Accounting Officer (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed October 26, 2006).*

10.4	Third Amendment to the M.D.C. Holdings, Inc. Amended Executive Officer Performance-Based Compensation Plan, dated March 8, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 9, 2012).*

10.5	Amendment to Employment Agreement of Larry A. Mizel, dated March 8, 2012 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed March 9, 2012).*

10.6	Amendment to Employment Agreement of David D. Mandarich, dated March 8, 2012 (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed March 9, 2012).*

10.7	Employment offer letter by the Company to John M. Stephens, dated January 27, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 30, 2012). *

10.8	Change in Control and Separation Agreement between the Company and John M. Stephens, dated as of February 1, 2012 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 30, 2012).*

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

*	Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2012	M.D.C. HOLDINGS, INC. (Registrant)

	By:	/s/ John M. Stephens
John M. Stephens
Senior Vice President, Chief Financial Officer and Principal Accounting Officer (principal financial officer and duly authorized officer)

Exhibit Index

10.1	Form of Executive Officer Stock Option Agreement under the 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 9, 2012).*

10.2	Form of Indemnification Agreement entered into between the Company and Raymond T. Baker, Director (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 26, 2006). *

10.3	Form of Indemnification Agreement entered into between the Company and John M. Stephens, Senior Vice President, Chief Financial Officer and Principal Accounting Officer (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed October 26, 2006).*

10.4	Third Amendment to the M.D.C. Holdings, Inc. Amended Executive Officer Performance-Based Compensation Plan, dated March 8, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 9, 2012).*

10.5	Amendment to Employment Agreement of Larry A. Mizel, dated March 8, 2012 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed March 9, 2012).*

10.6	Amendment to Employment Agreement of David D. Mandarich, dated March 8, 2012 (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed March 9, 2012).*

10.7	Employment offer letter by the Company to John M. Stephens, dated January 27, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 30, 2012). *

10.8	Change in Control and Separation Agreement between the Company and John M. Stephens, dated as of February 1, 2012 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 30, 2012).*

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

*	Incorporated by reference.