Form 10-Q
period 2012-06-30
MDC HOLDINGS INC
filed 2012-07-31
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 30, 2012, 47,993,316 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

(i)

ITEM 1.	Unaudited Consolidated Financial Statement

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(Dollars in thousands, except per share amounts)
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$298,274	$316,418
Marketable securities	454,775	485,434
Restricted cash	2,260	667
Trade and other receivables	40,341	21,593
Inventories:
Housing completed or under construction	437,287	300,714
Land and land under development	414,466	505,338
Property and equipment, net	34,471	36,277
Deferred tax asset, net of valuation allowance of $273,828 and $281,178 at June 30, 2012 and December 31, 2011, respectively	—	—
Prepaid expenses and other assets	44,272	50,423

Total homebuilding assets	1,726,146	1,716,864
Financial Services:
Cash and cash equivalents	27,850	26,943
Marketable securities	32,256	34,509
Mortgage loans held-for-sale, net	65,687	78,335
Prepaid expenses and other assets	3,975	2,074

Total financial services assets	129,768	141,861

Total Assets	$1,855,914	$1,858,725

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$42,829	$25,645
Accrued liabilities	111,730	119,188
Senior notes, net	744,470	744,108

Total homebuilding liabilities	899,029	888,941
Financial Services:
Accounts payable and accrued liabilities	52,965	52,446
Mortgage repurchase facility	32,660	48,702

Total financial services liabilities	85,625	101,148

Total Liabilities	984,654	990,089

Stockholders’ Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized; 47,990,975 issued and outstanding at June 30, 2012 and 48,017,108 and 47,957,196 issued and outstanding, respectively, at December 31, 2011	480	480
Additional paid-in-capital	870,331	863,128
Retained earnings	1,839	12,927
Accumulated other comprehensive income (loss)	(1,390)	(7,240)
Treasury stock, at cost; no shares at June 30, 2012 and 59,912 at December 31, 2011	—	(659)

Total Stockholders’ Equity	871,260	868,636

Total Liabilities and Stockholders’ Equity	$1,855,914	$1,858,725

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share amounts)
		(Unaudited)
Homebuilding:
Home sale revenues	$256,532	$206,163	$441,210	$369,546
Land sale revenues	1,815	2,565	3,405	2,769

Total home sale and land revenues	258,347	208,728	444,615	372,315

Home cost of sales	(220,220)	(179,097)	(378,874)	(320,078)
Land cost of sales	(1,718)	(1,741)	(3,208)	(1,758)
Inventory impairments	—	(8,633)	—	(8,633)

Total cost of sales	(221,938)	(189,471)	(382,082)	(330,469)

Gross margin	36,409	19,257	62,533	41,846

Selling, general and administrative expenses	(39,223)	(49,158)	(73,347)	(96,811)
Interest income	5,373	6,986	11,286	13,474
Interest expense	—	(7,334)	(808)	(16,001)
Other income (expense)	418	(2,643)	576	(884)

Homebuilding pretax income (loss)	2,977	(32,892)	240	(58,376)

Financial Services:
Revenues	10,587	6,731	18,306	12,434
Expenses	(3,909)	(3,642)	(6,766)	(7,565)

Financial services pretax income	6,678	3,089	11,540	4,869

Income (loss) before income taxes	9,655	(29,803)	11,780	(53,507)
Benefit (provision) for income taxes	983	1,823	1,123	5,648

Net income (loss)	$10,638	$(27,980)	$12,903	$(47,859)

Other comprehensive income (loss):
Unrealized gain (loss) related to available-for-sale securities	(698)	(1,971)	5,850	1,332

Comprehensive income (loss)	$9,940	$(29,951)	$18,753	$(46,527)

Earnings (loss) per share:
Basic	$0.22	$(0.60)	$0.27	$(1.03)
Diluted	$0.22	$(0.60)	$0.26	$(1.03)
Weighted Average Common Shares Outstanding:
Basic	47,398,088	46,719,233	47,367,051	46,717,408
Diluted	47,752,729	46,719,233	47,677,067	46,717,408
Dividends declared per share	$0.25	$0.25	$0.50	$0.50

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2012	2011
	(Dollars in thousands)
	(Unaudited)
Operating Activities:
Net income (loss)	$12,903	$(47,859)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	7,721	6,680
Depreciation and amortization	2,656	3,217
Inventory impairments and write-offs of land option deposits	311	12,305
Amortization of (premium) discount on marketable debt securities	(151)	912
Net changes in assets and liabilities:
Restricted cash	(1,593)	(184)
Trade and other receivables	(18,345)	18,935
Mortgage loans held-for-sale	12,648	25,914
Housing completed or under construction	(136,387)	51,590
Land and land under development	91,048	(108,622)
Prepaid expenses and other assets	3,956	(1,376)
Accounts payable	17,169	(5,910)
Accrued liabilities	(7,526)	(24,859)

Net cash provided by (used in) operating activities	(15,590)	(69,257)

Investing Activities:
Purchase of marketable securities	(292,788)	(258,423)
Maturity of marketable securities	106,000	451,000
Sale of marketable securities	225,701	129,677
Purchase of property and equipment and other	(668)	(29,295)

Net cash provided by (used in) investing activities	38,245	292,959

Financing Activities:
Payments on mortgage repurchase facility	(90,409)	(47,115)
Advances on mortgage repurchase facility	74,367	30,669
Dividend payments	(23,990)	(23,692)
Proceeds from exercise of stock options	140	46

Net cash provided by (used in) financing activities	(39,892)	(40,092)

Net increase (decrease) in cash and cash equivalents	(17,237)	183,610
Cash and cash equivalents:
Beginning of period	343,361	572,225

End of period	$326,124	$755,835

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. (“MDC” or the “Company,” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at June 30, 2012 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, (“ASU 2011-05”), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this standard do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU 2011-05 were effective for our interim and annual periods beginning January 1, 2012 and were applied retrospectively. The adoption of the provisions of ASU 2011-05 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

The Company’s Financial Services reportable segment consists of the operations of the following operating segments: (1) HomeAmerican Mortgage Corporation (“HomeAmerican”); (2) Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”); (3) StarAmerican Insurance Ltd. (“StarAmerican”); (4) American Home Insurance Agency, Inc.; and (5) American Home Title and Escrow Company. These operating segments have been aggregated into one reportable segment because they do not individually exceed 10 percent of: (1) consolidated revenue; (2) the greater of (A) the combined reported profit of all operating segments that did not report a loss or (B) the positive value of the combined reported loss of all operating segments that reported losses; or (3) consolidated assets.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The following table summarizes home and land sale revenues and homebuilding pretax income (loss) for the Company’s homebuilding operations. Intercompany adjustments noted in the table below relate to mortgage-related costs that were paid by the homebuilding segments to HomeAmerican as a part of home purchase incentives provided to certain homebuyers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Home and land sale revenues:
West	$117,424	$68,844	$186,965	$110,453
Mountain	79,699	78,158	140,290	147,934
East	51,948	50,839	96,897	93,277
Other	9,276	10,887	20,463	20,651

Total home and land sale revenues	$258,347	$208,728	$444,615	$372,315

Homebuilding pretax income (loss):
West	$2,677	$(11,837)	$2,844	$(16,397)
Mountain	4,640	(1,204)	6,795	(2,436)
East	480	(2,345)	2,300	(4,301)
Other	(346)	(916)	(64)	(1,692)
Corporate	(4,474)	(16,590)	(11,635)	(33,550)

Total homebuilding pretax income (loss)	$2,977	$(32,892)	$240	$(58,376)

The following table summarizes total assets for the Company’s homebuilding operations. The assets in the Company’s Corporate segment primarily include cash, cash equivalents, marketable securities and property and equipment, net.

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Homebuilding assets:
West	$363,759	$346,442
Mountain	299,793	262,787
East	234,495	223,606
Other	30,545	31,468
Corporate	797,554	852,561

Total homebuilding assets	$1,726,146	$1,716,864

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

4.	Earnings (Loss) Per Share

A company that has participating security holders (for example, unvested restricted stock that has non-forfeitable dividend rights) is required to utilize the two-class method for purposes of calculating earnings (loss) per share (“EPS”). The two-class method is an allocation of earnings/(loss) between the holders of common stock and a company’s participating security holders. Under the two-class method, earnings/(loss) for the reporting period are allocated between common shareholders and other security holders, based on their respective rights to receive distributed earnings (i.e., dividends) and undistributed earnings (i.e., net income or loss). Currently, the Company has one class of security and has participating security holders consisting of shareholders of unvested restricted stock. The following table shows basic and diluted EPS calculations

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share amounts)
Basic and Diluted Earnings (Loss) Per Common Share:
Net income (loss)	$10,638	$(27,980)	$12,903	$(47,859)
Less: distributed and undistributed earnings allocated to participating securities	(149)	(206)	(308)	(365)

Earnings (loss) attributable to common stockholders	$10,489	$(28,186)	$12,595	$(48,224)

Basic weighted-average shares outstanding	47,398,088	46,719,233	47,367,051	46,717,408
Dilutive effect of common stock equivalents	354,641	—	310,016	—

Diluted weighted-average common shares outstanding, assuming conversion of common stock equivalents	47,752,729	46,719,233	47,677,067	46,717,408

Basic Earnings (Loss) Per Common Share	$0.22	$(0.60)	$0.27	$(1.03)

Diluted Earnings (Loss) Per Common Share	$0.22	$(0.60)	$0.26	$(1.03)

Diluted EPS includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Common stock equivalents include most types of stock options and unvested restricted stock. A total of 1.0 million unvested performance-based stock options were excluded from the calculation of diluted EPS for both the three and six months ended June 30, 2012 as the performance-based conditions were not met at June 30, 2012. Diluted EPS for the three and six months ended June 30, 2012 also excluded options to purchase approximately 4.8 million shares and 5.1 million shares, respectively, of common stock because the effect of their inclusion would be anti-dilutive. For the same reason, diluted EPS for both the three and six months ended June 30, 2011 excluded options to purchase approximately 5.2 million shares of common stock. In addition, diluted EPS for the three and six months ending June 30, 2011 excluded common stock equivalents because the effect of their inclusion would decrease the reported loss per share. Using the treasury stock method, the weighted-average common stock equivalents excluded from diluted EPS was 0.4 million shares for both the three and six months ended June 30, 2011.

5.	Fair Value Measurements

Accounting Standards Codification (“ASC”) ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”), as updated and amended by ASU 2011-04, defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis:

		Fair Value
Financial Instrument	Hierarchy	June 30, 2012	December 31, 2011
		(Dollars in thousands)
Marketable Securities (available-for-sale)
Equity securities	Level 1	$178,846	$160,021
Debt securities	Level 2	308,185	359,922

Total available-for-sale securities		$487,031	$519,943

Mortgage Loans Held-For-Sale, net	Level 2	$65,687	$78,335

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents. For cash and cash equivalents, the fair value approximates carrying value.

Marketable Securities. The Company’s marketable securities consist of fixed rate and floating rate interest earning securities, primarily: (1) debt securities, which may include, among others, United States government and government agency debt and corporate debt; (2) holdings in mutual fund equity securities and (3) deposit securities, which may include, among others, certificates of deposit and time deposits. As of June 30, 2012 and December 31, 2011, all of the Company’s marketable securities were treated as available-for-sale investments and, as such, the Company has recorded all of its marketable securities at fair value with changes in fair value being recorded as a component of accumulated other comprehensive income.

The following tables set forth the amortized cost and estimated fair value of the Company’s available-for-sale marketable securities.

	June 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Homebuilding:
Equity security	$183,736	$178,846	$169,565	$160,021
Debt securities	272,797	275,929	323,454	325,413

Total available-for-sale securities	$456,533	$454,775	$493,019	$485,434

Financial Services:
Total available-for-sale debt securities	$31,888	$32,256	$34,164	$34,509

As of June 30, 2012 and December 31, 2011, the Company’s marketable securities (homebuilding and financial services in aggregate) were in an unrealized loss position of $1.4 million and $7.2 million, respectively. The equity securities, which consist of four mutual funds which primarily invest in bonds, have a combined unrealized loss of $4.9 million as of June 30, 2012. Management currently does not have the intent to sell any of its securities that are currently in an unrealized loss position, and it is currently not likely that the Company will be required to sell these marketable securities before the recovery of their cost basis. Additionally, due to the short period of time that the Company’s marketable securities have been in an unrealized loss position, and that the decline in market value occurred during a period of overall decline in market values, the decline is believed to be temporary.

Mortgage Loans Held-for-Sale, Net. As of June 30, 2012, the primary components of the Company’s mortgage loans held-for-sale that are measured at fair value on a recurring basis are: (1) mortgage loans held-for-sale under commitments to sell; and (2) mortgage loans held-for-sale not under commitments to sell. At June 30, 2012 and December 31, 2011, the Company had $61.0 million and $77.5 million, respectively, of mortgage loans held-for-sale under commitments to sell for which fair value was based upon Level 2 inputs, which were the quoted market prices for those mortgage loans. At June 30, 2012 and December 31, 2011, the Company had $4.7 million and $0.8 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell, and as such, the fair value was based upon Level 2 fair value inputs, primarily the estimated market price received from an outside party.

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

If events or circumstances indicate that the carrying value of the Company’s inventory may not be recoverable, assets are reviewed for impairment by comparing the undiscounted estimated future cash flows from an individual subdivision to its carrying value. If the undiscounted future cash flows are less than the subdivision’s carrying value, the carrying value of the subdivision is written down to its then estimated fair value. The Company generally determines the estimated fair value of each subdivision by determining the present value of the estimated future cash flows at discount rates that are commensurate with the risk of the subdivision under evaluation. For both the three months and six months ended June 30, 2011, the Company recognized inventory impairment charges of $8.6 million. The discount rates used in the Company’s estimated discounted cash flows ranged from 12% to 18% during the three months and six months ended June 30, 2011. The Company did not record any inventory impairments during the three and six months ended June 30, 2012.

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

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
5.375% Senior Notes due 2014	$249,528	$263,275	$249,438	$254,667
5.375% Senior Notes due 2015	249,876	266,058	249,857	252,083
5.625% Senior Notes due 2020	245,066	250,600	244,813	227,467

Total	$744,470	$779,933	$744,108	$734,217

6.	Inventories

The following table sets forth, by reportable segment, information relating to our homebuilding inventories:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Housing Completed or Under Construction
West	$178,425	$121,343
Mountain	142,118	80,964
East	97,774	81,623
Other Homebuilding	18,970	16,784

Subtotal	437,287	300,714

Land and Land Under Development
West	149,579	199,941
Mountain	134,172	164,961
East	120,657	127,291
Other Homebuilding	10,058	13,145

Subtotal	414,466	505,338

Total Inventories	$851,753	$806,052

In accordance with ASC Topic 360, Property, Plant, and Equipment (“ASC 360”), homebuilding inventories are carried at cost unless events and circumstances indicate that the carrying value of the underlying subdivision may not be recoverable. The Company evaluates its inventories for impairment at each quarter end. Please see “Inventories” in Note 5 for more detail on the methods and assumptions that were used to estimate the fair value of the Company’s inventories. Based on the impairment review, we did not record any inventory impairments during the three and six months ended June 30, 2012.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The inventory impairments recognized for the three and six months ended June 30, 2011 are shown in the table below:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	(Dollars in thousands)
Housing Completed or Under Construction
West	$954	$954
Mountain	239	239
East	—	—
Other Homebuilding	—	—

Subtotal	1,193	1,193

Land and Land Under Development
West	5,919	5,919
Mountain	1,236	1,236
East	285	285
Other Homebuilding	—	—

Subtotal	7,440	7,440

Consolidated Inventory Impairments	$8,633	$8,633

The inventory impairments recorded during the three and six months ended June 30, 2011 resulted from a decline in the market value of land and homes primarily in our California, Nevada and Utah markets.

7.	Capitalization of Interest

The Company capitalizes interest on its senior notes associated with its qualified assets, which includes land and land under development that is actively being developed, homes under construction through the completion of construction. When construction of an unsold home is complete, such home is no longer considered to be a qualified asset and interest is no longer capitalized on that home. The Company expensed no interest for the three and six months ended June 30, 2012 and expensed $7.4 million and $16.1 million of interest primarily associated with interest incurred on its homebuilding debt during the three and six months ended June 30, 2011, respectively. The table set forth below summarizes homebuilding interest activity.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Interest incurred	$10,573	$18,144	$21,136	$36,393

Interest capitalized, beginning of period	$63,633	$43,762	$58,742	$38,446
Interest capitalized during period	10,573	10,750	20,358	20,269
Less: previously capitalized interest included in home cost of sales	(7,105)	(5,454)	(11,999)	(9,657)

Interest capitalized, end of period	$67,101	$49,058	$67,101	$49,058

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

8.	Homebuilding Prepaid Expenses and Other Assets

The following table sets forth the information relating to prepaid expenses and other assets.

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Deferred marketing costs	$18,112	$20,786
Land option deposits	4,850	6,952
Deferred debt issuance costs, net	2,942	3,235
Prepaid expenses	3,156	4,376
Related party assets	6,663	6,663
Goodwill and intangible assets, net	6,196	6,308
Other	2,353	2,103

Total	$44,272	$50,423

9.	Homebuilding Accrued Liabilities

The following table sets forth information relating to accrued liabilities.

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Warranty reserves	$24,036	$25,525
Accrued interest payable	13,698	13,698
Accrued executive deferred compensation	25,806	24,136
Liability for unrecognized tax benefits	3,121	3,303
Legal accruals	1,750	9,360
Land development and home construction accruals	10,114	10,619
Accrued compensation and related expenses	12,504	11,350
Customer and escrow deposits	9,545	5,468
Other accrued liabilities	11,156	15,729

Total accrued liabilities	$111,730	$119,188

10.	Warranty Accrual

The Company records expenses and warranty accruals for general and structural warranty claims, as well as reserves for known, unusual warranty-related expenditures. The Company’s management estimates the warranty reserves based on the Company’s trends in historical warranty payment levels and warranty payments for claims not considered to be normal and recurring. Warranty payments incurred for an individual house may differ from the related accrual established for the home at the time it was closed. The actual disbursements for warranty claims are evaluated in the aggregate. The table set forth below summarizes warranty accrual activity for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
		(Dollars in thousands)
Balance at beginning of period	$25,076	$33,615	$25,525	$34,704
Expense provisions	878	1,034	1,643	1,875
Cash payments	(1,918)	(1,617)	(3,132)	(3,116)
Adjustments	—	(1,832)	—	(2,263)

Balance at end of period	$24,036	$31,200	$24,036	$31,200

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The cash payments for the six months ended June 30, 2012 are shown net of $1.3 million of reimbursements received from a third party vendor during the 2012 first quarter for amounts that were or will be paid from the Company’s warranty reserves. Excluding the reimbursement, cash payments for the six months ended June 30, 2012 were significantly higher than the previous year primarily due to payments made on a specific warranty reserve related to several subdivisions in the Texas market, which we exited in 2006.

During the three and six months ended June 30, 2011, we experienced lower warranty payments on previously closed homes as compared to the prior year periods. We believe the lower warranty payment experience rate in the 2011 periods were driven by, among other things, tighter focus and controls over our warranty expenditures, a significant drop in sales volumes over the last several years, which resulted in fewer homes under warranty, and better quality controls and construction practices. As a result of favorable warranty payment experience relative to our estimates at the time of home closing, partially offset by increases in specific warranty reserves established for warranty-related issues in a limited number of subdivisions, we recorded adjustments to reduce our warranty reserve by $1.8 million and $2.3 million for the three and six months ended June 30, 2011, respectively.

11.	Insurance Reserves

The Company records expenses and liabilities for losses and loss adjustment expenses for claims associated with: (1) insurance policies with Allegiant and re-insurance agreements issued by StarAmerican; (2) self-insurance, including workers compensation; and (3) deductible amounts under the Company’s insurance policies. The establishment of the provisions for outstanding losses and loss adjustment expenses is based on actuarial studies that include known facts and interpretations of circumstances, including the Company’s experience with similar cases and historical trends involving claim payment patterns, pending levels of unpaid claims, product mix or concentration, claim severity, frequency patterns such as those caused by natural disasters, fires, or accidents, depending on the business conducted, and changing regulatory and legal environments.

The table set forth below summarizes the insurance reserve activity for the three and six months ended June 30, 2012 and 2011. The insurance reserve is included in accounts payable and accrued liabilities in the Financial Services segment of the accompanying balance sheets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
		(Dollars in thousands)
Balance at beginning of year	$44,922	$52,031	$50,459	$52,901
Expense provisions	909	587	1,553	1,067
Cash payments	—	(656)	(6,181)	(2,006)
Adjustments	—	348	—	348

Balance at end of period	$45,831	$52,310	$45,831	$52,310

In the ordinary course of business, the Company makes payments from its insurance reserves to settle litigation claims arising primarily from its homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments shown for the three and six months ended June 30, 2012 are not necessarily indicative of what future cash payments will be for subsequent periods.

12.	Income Taxes

The Company is required, at the end of each interim period, to estimate its annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. Due to the effects of the deferred tax valuation allowance and changes in unrecognized tax benefits, the Company’s effective tax rates in 2012 and 2011 are not meaningful as the income tax benefit is not directly correlated to the amount of pretax income or loss. The income tax benefits of $1.0 million and $1.1 million during the three and six months ended June 30, 2012, respectively, resulted primarily from the release of reserves related to settlements with various taxing authorities. The income tax benefits of $1.8 million and $5.6 million for the three and six months ended June 30, 2011, respectively, resulted primarily from the Company’s 2011 second quarter settlement of various state income tax matters and the Company’s 2011 first quarter settlement with the IRS on the audit of its 2004 and 2005 federal income tax returns.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is recorded against a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not (a likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized. At June 30, 2012 and December 31, 2011, the Company had a full valuation allowance recorded against its net deferred tax asset. The Company’s future realization of its deferred tax assets ultimately depends upon the existence of sufficient taxable income in the carryforward periods under the tax laws. The Company will continue analyzing, in subsequent reporting periods, the positive and negative evidence in determining the expected realization of its deferred tax assets.

The components of our net deferred tax asset are as follows.

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$137,736	$133,454
State net operating loss carryforwards	53,815	53,350
Stock-based compensation expense	27,775	26,771
Accrued liabilities	26,299	29,600
Asset impairment charges	24,665	31,137
Alternative minimum tax and other tax credit carryforwards	10,296	10,296
Inventory, additional costs capitalized for tax	3,466	3,466
Unrealized loss on marketable securities	535	2,787
Other	1,593	1,522

Total deferred tax assets	286,180	292,383
Valuation allowance	(273,828)	(281,178)

Total deferred tax assets, net of valuation allowance	12,352	11,205

Deferred tax liabilities:
Deferred revenue	6,420	5,589
Property, equipment and other assets	1,013	706
Inventory, additional costs capitalized for financial statement purposes	537	542
Accrued liabilities	32	32
Other, net	4,350	4,336

Total deferred tax liabilities	12,352	11,205

Net deferred tax asset	$—	$—

13.	Senior Notes

The Company’s senior notes are not secured and, while the senior note indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. The Company’s senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of its homebuilding segment subsidiaries. The following table sets forth the carrying amount of the Company’s senior notes as of June 30, 2012 and December 31, 2011, net of applicable discounts:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
5.375% Senior Notes due 2014	$249,528	$249,438
5.375% Senior Notes due 2015	249,876	249,857
5.625% Senior Notes due 2020	245,066	244,813

Total	$744,470	$744,108

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

14.	Stock Based Compensation

We account for share-based awards in accordance with Accounting Standards Codification (“ASC”) 718, Compensation-Stock Compensation, which requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period. Stock-based compensation awards are valued at the fair value on the date of grant.

During the three and six months ended June 30, 2012, the Company recognized $3.6 million and $4.7 million, respectively, for option grants, compared to $2.2 million and $4.1 million, respectively, during the same periods in the prior year. The Company recognized $1.5 million and $3.0 million for restricted stock awards during the three and six months ended June 30, 2012, respectively, compared to $1.4 million and $2.5 million, respectively, during the same periods in the prior year.

On March 8, 2012, the Company granted a long term performance-based non-qualified stock option to each of the Chief Executive Officer and the Chief Operating Officer for 500,000 shares of common stock under the Company’s 2011 Equity Incentive Plan. The terms of the performance-based options provide that, over a three year period, one third of the option shares will vest as of March 1 following any fiscal year in which, in addition to the Company achieving a Home Gross Margin of at least 16.7% (as calculated in the Company’s 2011 Form 10-K, excluding warranty adjustments and interest), the Company achieves: (1) at least a 10% increase in total revenue over 2011 (166,667 option shares vest); (2) at least a 15% increase in total revenue over 2011 (166,667 option shares vest); or (3) at least a 20% increase in total revenue over 2011 (166,666 option shares vest). Any of the three tranches of option shares that are not performance vested by March 1, 2015 shall be forfeited. ASC 718 prohibits recognition of expense associated with performance based stock awards until achievement of the performance targets are probable of occurring. As of June 30, 2012, the Company had concluded that achievement of all the performance targets had met the level of probability required to record compensation expense at that time, and as such, $2.5 million of compensation expense was recognized related to the grant of these awards during the 2012 second quarter.

In accordance with ASC 718, the performance-based awards are valued at the fair value on the date of grant. The grant date fair value of these awards was $7.42 per share. The maximum potential expense that would be recognized by the Company if all of the performance targets were met would be approximately $7.4 million.

15.	Commitments and Contingencies

Surety Bonds and Letters of Credit. The Company is required to obtain surety bonds and letters of credit in support of its obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At June 30, 2012, the Company had issued and outstanding surety bonds and letters of credit totaling $60.7 million and $17.9 million, respectively, including $7.1 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $33 million. In the event any such surety bonds or letters of credit issued by third parties are called, MDC could be obligated to reimburse the issuer of the bond or letter of credit.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The following table summarizes the mortgage loan loss reserve activity for the three months and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of year	$639	$7,636	$442	$6,881
Expense provisions	160	335	455	1,297
Cash payments	—	(3,871)	(98)	(4,078)

Balance at end of period	$799	$4,100	$799	$4,100

During 2011, HomeAmerican reached settlements with third parties concerning claims and potential claims to repurchase certain previously sold mortgage loans, including a comprehensive settlement with Bank of America. The Company believes that the settlements substantially reduce its future exposure to liabilities associated with previously sold mortgage loans, as our experience was significantly worse for the mortgage loans sold that were covered by the Bank of America settlement when compared to the mortgage loans sold that were not covered by the settlement.

Legal Accruals. Because of the nature of the homebuilding business, the Company and certain of its subsidiaries and affiliates have been named as defendants in various claims, complaints and other legal actions arising in the ordinary course of business, including product liability claims and claims associated with the sale and financing of homes. In the opinion of management, the outcome of these ordinary course matters will not have a material adverse effect upon the Company’s financial condition, results of operations or cash flows.

For the three and six months ended June 30 2012, the Company had legal recoveries of $3.8 million and $7.6 million, respectively, which were included in selling, general and administrative expenses.

Lot Option Contracts. In the normal course of business, the Company enters into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allows the Company to reduce the risks associated with direct land ownership and development, reduces the Company’s capital and financial commitments and minimizes the amount of the Company’s land inventories on its consolidated balance sheets. The Company’s obligation with respect to Option Contracts generally is limited to forfeiture of the related cash deposits and/or letters of credit. At June 30, 2012 the Company had cash deposits and letters of credit of $3.9 million and $3.6 million, respectively, at risk associated with the option to purchase 1,546 lots.

16.	Derivative Financial Instruments

The Company utilizes certain derivative instruments in the normal course of business, which primarily include commitments to originate mortgage loans (interest rate lock commitments or locked pipeline) and forward sales of mortgage-backed securities commitments, both of which typically are short-term in nature. Forward sales securities commitments and private investor sales commitments are utilized to hedge changes in fair value of mortgage loan inventory and commitments to originate mortgage loans. At June 30, 2012, the Company had $49.1 million in interest rate lock commitments and $36.0 million in forward sales of mortgage-backed securities.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

17.	Mortgage Repurchase Facility

Mortgage Lending. HomeAmerican has a Master Repurchase Agreement, (the “Mortgage Repurchase Facility”), with U.S. Bank National Association (“USBNA”) which matures on September 27, 2012. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. As of June 30, 2012, the Mortgage Repurchase Facility had a maximum aggregate commitment of $50 million. At June 30, 2012 and December 31, 2011, we had $32.7 million and $48.7 million, respectively, of mortgage loans that we are obligated to repurchase under our Mortgage Repurchase Facility. Mortgage loans that we are obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility on the Consolidated Balance Sheets. Advances under the Mortgage Repurchase Facility carry a Pricing Rate equal to the greater of (i) the LIBOR Rate (as defined in the Mortgage Repurchase Facility) plus 2.5%, or (ii) 3.75%. The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants customary for agreements of this type. The negative covenants include, among others, (i) an Adjusted Tangible Net Worth requirement, (ii) a minimum Adjusted Tangible Net Worth Ratio, (iii) an Adjusted Net Income requirement, (iv) a minimum Liquidity requirement; and (v) a requirement that HomeAmerican’s HUD Compare Ratio may be no more than 1.50 to 1.00. The foregoing terms are defined in the Mortgage Repurchase Facility. We believe we are in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility and we are not aware of any covenant violations.

18.	Supplemental Guarantor Information

The Company’s senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by the following subsidiaries (collectively, the “Guarantor Subsidiaries”), which are 100% owned by the Company.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The Company has determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and, accordingly, supplemental financial information for the Guarantor and Non-Guarantor Subsidiaries is presented below.

Supplemental Condensed Combining Balance Sheets

	June 30, 2012
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
		(Dollars in thousands)
ASSETS
Homebuilding:
Cash and cash equivalents	$294,862	$3,322	$90	$—	$298,274
Marketable securities	454,775	—	—	—	454,775
Restricted cash	—	2,260	—	—	2,260
Trade and other receivables	6,713	31,934	1,694	—	40,341
Inventories:
Housing completed or under construction	—	410,656	26,631	—	437,287
Land and land under development	—	398,860	15,606	—	414,466
Investment in subsidiaries	146,691	—	—	(146,691)	—
Other assets, net	41,204	29,070	8,469	—	78,743

Total homebuilding assets	944,245	876,102	52,490	(146,691)	1,726,146
Financial Services:
Cash and cash equivalents	—	—	27,850	—	27,850
Marketable securities	—	—	32,256	—	32,256
Mortgage loans held-for-sale, net	—	—	65,687	—	65,687
Prepaid expenses and other assets	—	—	5,675	(1,700)	3,975

Total financial services assets	—	—	131,468	(1,700)	129,768

Total Assets	$944,245	$876,102	$183,958	$(148,391)	$1,855,914

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$(4)	$42,382	$451	$—	$42,829
Accrued liabilities	58,214	49,114	4,402	—	111,730
Advances and notes payable to parent and subsidiaries	(729,695)	710,170	28,480	(8,955)	—
Senior notes, net	744,470	—	—	—	744,470

Total homebuilding liabilities	72,985	801,666	33,333	(8,955)	899,029
Financial Services:
Accounts payable and other liabilities	—	—	52,965	—	52,965
Advances and notes payable to parent and subsidiaries	—	—	(7,255)	7,255	—
Mortgage repurchase facility	—	—	32,660	—	32,660

Total financial services liabilities	—	—	78,370	7,255	85,625

Total Liabilities	72,985	801,666	111,703	(1,700)	984,654

Equity:
Total Stockholder’s Equity	871,260	74,436	72,255	(146,691)	871,260

Total Liabilities and Stockholders’ Equity	$944,245	$876,102	$183,958	$(148,391)	$1,855,914

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Balance Sheets

	December 31, 2011
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
		(dollars in thousands)
ASSETS
Homebuilding:
Cash and cash equivalents	$313,566	$2,771	$81	$—	$316,418
Marketable securities	485,434	—	—	—	485,434
Restricted cash	—	667	—	—	667
Trade and other receivables	8,368	12,740	485	—	21,593
Inventories:
Housing completed or under construction	—	280,932	19,782	—	300,714
Land and land under development	—	489,305	16,033	—	505,338
Investment in subsidiaries	126,768	—	—	(126,768)	—
Other assets, net	45,287	33,074	8,435	(96)	86,700

Total homebuilding assets	979,423	819,489	44,816	(126,864)	1,716,864
Financial Services:
Cash and cash equivalents	—	—	26,943	—	26,943
Marketable securities	—	—	34,509	—	34,509
Mortgage loans held-for-sale, net	—	—	78,335	—	78,335
Prepaid expenses and other assets	—	—	3,774	(1,700)	2,074

Total financial services assets	—	—	143,561	(1,700)	141,861

Total Assets	$979,423	$819,489	$188,377	$(128,564)	$1,858,725

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$—	$23,409	$2,236	$—	$25,645
Accrued liabilities	67,199	50,271	1,814	(96)	119,188
Advances and notes payable to parent and subsidiaries	(700,520)	682,088	21,998	(3,566)	—
Senior notes, net	744,108	—	—	—	744,108

Total homebuilding liabilities	110,787	755,768	26,048	(3,662)	888,941
Financial Services:
Accounts payable and other liabilities	—	—	52,446	—	52,446
Advances and notes payable to parent and subsidiaries	—	—	(1,866)	1,866	—
Mortgage repurchase facility	—	—	48,702	—	48,702

Total financial services liabilities	—	—	99,282	1,866	101,148

Total Liabilities	110,787	755,768	125,330	(1,796)	990,089

Equity:
Total Stockholder’s Equity	868,636	63,721	63,047	(126,768)	868,636

Total Liabilities and Stockholders’ Equity	$979,423	$819,489	$188,377	$(128,564)	$1,858,725

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statements of Operations

	Three Months Ended June 30, 2012
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$—	$241,323	$18,707	$(1,683)	$258,347
Cost of Sales	—	(207,681)	(15,940)	1,683	(221,938)
Inventory impairments	—	—	—	—	—

Gross margin	—	33,642	2,767	—	36,409

Selling, general, and administrative expenses	(10,261)	(26,378)	(2,584)	—	(39,223)
Equity income (loss) of subsidiaries	12,415	—	—	(12,415)	—
Interest income	5,368	5	—	—	5,373
Interest expense	—	—	—	—	—
Other income (expense)	420	(41)	39	—	418

Homebuilding pretax income (loss)	7,942	7,228	222	(12,415)	2,977

Financial Services:
Financial services pretax income (loss)	—	—	6,678	—	6,678

Income (loss) before income taxes	7,942	7,228	6,900	(12,415)	9,655
(Provision) benefit for income taxes	2,696	765	(2,478)	—	983

Net income (loss)	$10,638	$7,993	$4,422	$(12,415)	$10,638

	Three Months Ended June 30, 2011
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
		(Dollars in thousands)
Homebuilding:
Revenues	$—	$196,119	$13,783	$(1,174)	$208,728
Cost of Sales	—	(169,741)	(12,271)	1,174	(180,838)
Inventory impairments	—	(8,633)	—	—	(8,633)

Gross margin	—	17,745	1,512	—	19,257

Selling, general, and administrative expenses	(15,982)	(31,252)	(1,924)	—	(49,158)
Equity income (loss) of subsidiaries	(13,221)	—	—	13,221	—
Interest income	6,979	7	—	—	6,986
Interest expense	(7,334)	—	—	—	(7,334)
Other income (expense)	(251)	(2,453)	61	—	(2,643)

Homebuilding pretax income (loss)	(29,809)	(15,953)	(351)	13,221	(32,892)

Financial Services:
Financial services pretax income (loss)	—	—	3,089	—	3,089

Income (loss) before income taxes	(29,809)	(15,953)	2,738	13,221	(29,803)
(Provision) benefit for income taxes	1,829	1,208	(1,214)	—	1,823

Net income (loss)	$(27,980)	$(14,745)	$1,524	$13,221	$(27,980)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statements of Operations

	Six Months Ended June 30, 2012
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
		(Dollars in thousands)
Homebuilding:
Revenues	$—	$416,855	$30,713	$(2,953)	$444,615
Cost of Sales	—	(358,755)	(26,280)	2,953	(382,082)
Inventory impairments	—	—	—	—	—

Gross margin	—	58,100	4,433	—	62,533

Selling, general, and administrative expenses	(22,569)	(48,371)	(2,407)	—	(73,347)
Equity income (loss) of subsidiaries	20,120	—	—	(20,120)	—
Interest income	11,278	8	—	—	11,286
Interest expense	(778)	(30)	—	—	(808)
Other income (expense)	438	76	62	—	576

Homebuilding pretax income (loss)	8,489	9,783	2,088	(20,120)	240

Financial Services:
Financial services pretax income (loss)	—	—	11,540	—	11,540

Income (loss) before income taxes	8,489	9,783	13,628	(20,120)	11,780
(Provision) benefit for income taxes	4,414	933	(4,224)	—	1,123

Net income (loss)	$12,903	$10,716	$9,404	$(20,120)	$12,903

	Six Months Ended June 30, 2011
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
		(Dollars in thousands)
Homebuilding:
Revenues	$—	$362,220	$13,783	$(3,688)	$372,315
Cost of Sales	—	(313,253)	(12,271)	3,688	(321,836)
Asset impairments	—	(8,633)	—	—	(8,633)

Gross margin	—	40,334	1,512	—	41,846

Selling, general, and administrative expenses	(33,064)	(61,823)	(1,924)	—	(96,811)
Equity income (loss) of subsidiaries	(19,273)	—	—	19,273	—
Interest income	13,455	19	—	—	13,474
Interest expense	(16,001)	—	—	—	(16,001)
Other income (expense)	2,063	(3,014)	67	—	(884)

Homebuilding pretax income (loss)	(52,820)	(24,484)	(345)	19,273	(58,376)

Financial Services:
Financial services pretax income (loss)	—	—	4,869	—	4,869

Income (loss) before income taxes	(52,820)	(24,484)	4,524	19,273	(53,507)
(Provision) benefit for income taxes	4,961	2,584	(1,897)	—	5,648

Net income (loss)	$(47,859)	$(21,900)	$2,627	$19,273	$(47,859)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statements of Cash Flows

	Six Months Ended June 30, 2012
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
		(Dollars in thousands)
Net cash provided by (used in) operating activities	$16,882	$(26,747)	$14,395	$(20,120)	$(15,590)

Net cash used in investing activities	36,475	(494)	2,264	—	38,245

Financing activities:
Payments from (advances to) subsidiaries	(48,211)	27,792	299	20,120	—
Mortgage repurchase facility	—	—	(16,042)	—	(16,042)
Dividend payments	(23,990)	—	—	—	(23,990)
Proceeds from the exercise of stock options	140	—	—	—	140

Net cash provided by (used in) financing activities	(72,061)	27,792	(15,743)	20,120	(39,892)

Net increase (decrease) in cash and cash equivalents	(18,704)	551	916	—	(17,237)
Cash and cash equivalents:
Beginning of period	313,566	2,771	27,024	—	343,361

End of period	$294,862	$3,322	$27,940	$—	$326,124

	Six Months Ended June 30, 2011
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
		(Dollars in thousands)
Net cash provided by (used in) operating activities	$(25,813)	$(83,489)	$20,772	$19,273	$(69,257)

Net cash used in investing activities	321,930	(11)	(28,960)	—	292,959

Financing activities:
Payments from (advances to) subsidiaries	(89,496)	82,235	26,534	(19,273)	—
Mortgage repurchase facility	—	—	(16,446)	—	(16,446)
Dividend payments	(23,692)	—	—	—	(23,692)
Proceeds from the exercise of stock options	46	—	—	—	46

Net cash provided by (used in) financing activities	(113,142)	82,235	10,088	(19,273)	(40,092)

Net increase (decrease) in cash and cash equivalents	182,975	(1,265)	1,900	—	183,610
Cash and cash equivalents:
Beginning of period	535,035	4,287	32,903	—	572,225

End of period	$718,010	$3,022	$34,803	$—	$755,835

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

M.D.C. HOLDINGS , INC.

Selected Financial Information (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$256,532	$206,163	$441,210	$369,546
Land sale revenues	1,815	2,565	3,405	2,769

Total home sale and land revenues	258,347	208,728	444,615	372,315

Home cost of sales	(220,220)	(179,097)	(378,874)	(320,078)
Land cost of sales	(1,718)	(1,741)	(3,208)	(1,758)
Inventory impairments	—	(8,633)	—	(8,633)

Total cost of sales	(221,938)	(189,471)	(382,082)	(330,469)

Gross margin	36,409	19,257	62,533	41,846

Gross margin %	14.1%	9.2%	14.1%	11.2%

Selling, general and administrative expenses	(39,223)	(49,158)	(73,347)	(96,811)
Interest income	5,373	6,986	11,286	13,474
Interest expense	—	(7,334)	(808)	(16,001)
Other income (expense)	418	(2,643)	576	(884)

Homebuilding pretax income (loss)	2,977	(32,892)	240	(58,376)

Financial Services:
Revenues	10,587	6,731	18,306	12,434
Expenses	(3,909)	(3,642)	(6,766)	(7,565)

Financial services pretax income	6,678	3,089	11,540	4,869

Income (loss) before income taxes	9,655	(29,803)	11,780	(53,507)
Benefit from income taxes	983	1,823	1,123	5,648

Net income (loss)	$10,638	$(27,980)	$12,903	$(47,859)

Earnings (loss) per share:
Basic	$0.22	$(0.60)	$0.27	$(1.03)
Diluted	$0.22	$(0.60)	$0.26	$(1.03)
Weighted Average Common Shares Outstanding:
Basic	47,398,088	46,719,233	47,367,051	46,717,408
Diluted	47,752,729	46,719,233	47,677,067	46,717,408
Dividends declared per share	$0.25	$0.25	$0.50	$0.50
Cash provided by (used in) Provided by :
Operating Activities	$3,223	$(11,556)	$(15,590)	$(69,257)
Investing Activities	$42,198	$187,918	$38,245	$292,959
Financing Activities	$(5,036)	$(9,570)	$(39,892)	$(40,092)

Overview

Our results have improved by many measures for the three and six months ended June 30, 2012. We believe that the improvement is largely the result of implementing a series of strategic initiatives over the past few quarters, designed to help the Company achieve a goal of generating full-year profitability in 2012. These initiatives were previously discussed in detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form 10-K for the year ended December 31, 2011. In addition, we believe that we have benefited from recovering homebuilding activity in most of our markets and that better overall economic conditions have contributed to our improved results.

For the 2012 second quarter, the Company reported net income of $10.6 million, or $0.22 per diluted share, compared to a net loss of $28.0 million, or $0.60 per diluted share for the year earlier period. The improvement in quarterly performance was driven primarily by a 24% increase in home sale revenues, a $9.9 million decrease in our homebuilding selling, general and administrative (“SG&A”) expenses, an $8.6 million reduction in impairments and a $7.3 million decrease in interest expense.

For the six months ended June 30, 2012, the Company reported net income of $12.9 million, or $0.26 per diluted share, compared to a net loss of $47.9 million, or $1.03 per diluted share for the year earlier period. The improvement in our performance was driven primarily by a 19% increase in home sale revenues, a $23.5 million decrease in our homebuilding SG&A expenses, a $15.2 million decrease in interest expense and an $8.6 million reduction in impairments.

As the overall housing market has continued to show signs of recovery over the last several quarters, our efforts to improve our sales process, product offering and cancellation rate have helped us to drive significantly improved sales results. During the 2012 second quarter, net new orders increased 32% year-over-year to a five-year high of 1,402 homes, driven by a 24% improvement in our absorption pace per community and a 900 basis point reduction in our cancellation rate. For the six months ended June 30, 2012, our net orders were up 39% year-over-year to 2,465 homes. With our quarter-end backlog up 42% over the prior year, coupled with the positive net income recorded to date in 2012, we believe we are well-positioned to achieve our goal of reaching profitability for 2012.

Our financial position remained strong at the end of the quarter, as evidenced by our total cash and marketable securities of $813 million, which exceeded the amount of our senior note debt by $69 million. We believe that our strong financial position gives us a competitive advantage as we pursue attractive land acquisition opportunities as the housing market improves, which can help us further grow our operations in the future.

Homebuilding

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	(Dollars in thousands)
Homebuilding pretax income (loss):
West	$2,677	$(11,837)	$14,514	$2,844	$(16,397)	$19,241
Mountain	4,640	(1,204)	5,844	6,795	(2,436)	9,231
East	480	(2,345)	2,825	2,300	(4,301)	6,601
Other	(346)	(916)	570	(64)	(1,692)	1,628
Corporate	(4,474)	(16,590)	12,116	(11,635)	(33,550)	21,915

Total homebuilding pretax income (loss)	$2,977	$(32,892)	$35,869	$240	$(58,376)	$58,616

For the 2012 second quarter, we reported homebuilding pretax income of $3.0 million, compared to a pretax loss of $32.9 million for the second quarter of 2011. The $35.9 million improvement in our homebuilding financial performance was driven primarily by a 24% increase in home sale revenues, a $9.9 million decrease in our homebuilding SG&A expenses, an $8.6 million reduction in impairments and a $7.3 million decrease in interest expense.

For the six months ended June 30, 2012, we reported homebuilding pretax income of $0.2 million, compared to a pretax loss of $58.4 million for the same period in 2011. The $58.6 million improvement in our homebuilding financial performance was driven primarily by a 19% increase in home sale revenues, a $23.5 million decrease in our homebuilding SG&A expenses, an $8.6 million reduction in impairments and a $15.2 million decrease in interest expense.

The pretax results for our West segment improved $14.5 million and $19.2 million, respectively, for the three and six months ended June 30, 2012 due to an increase in homebuilding revenues resulting from a 63% and a 59% jump in new home deliveries as well as a reduction in impairment charges. For our Mountain segment, pretax results improved $5.8 million and $9.2 million, respectively, for the three and six months ended June 30, 2012 due to an increase in our gross margin percentage, a reduction of SG&A expenses, and a decrease in impairment charges. For the six month period, these improvements were partially offset by a decrease in homebuilding revenues. Pretax results for our East segment improved $2.8 million and $6.6 million, respectively, for the three and six months ended June 30, 2012, primarily related to a decrease in our SG&A expenses, including a benefit from a sizable legal recovery during the 2012 first quarter, and an increase in our gross margin percentage. For our Other homebuilding segment, pretax results increased $0.6 million and $1.6 million, respectively, for the three and six months ended June 30, 2012 due almost entirely to a reduction of SG&A expenses. Our pretax results for our non-operating Corporate segment improved $12.1 million and $21.9 million, respectively, for the three and six months ended June 30 2012 due to a reduction in both interest and SG&A expenses, which included legal recoveries of $3.8 million and $7.6 million, respectively.

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Homebuilding assets:
West	$363,759	$346,442
Mountain	299,793	262,787
East	234,495	223,606
Other	30,545	31,468
Corporate	797,554	852,561

Total homebuilding assets	$1,726,146	$1,716,864

Homebuilding assets did not change significantly from December 31, 2011 to June 30, 2012, as small increases in the West, Mountain and East segments were mostly offset by a decrease in our non-operating Corporate segment.

Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	Amount	%	2012	2011	Amount	%
	(Dollars in thousands)
Home and land sale revenues:
West	$117,424	$68,844	$48,580	71%	$186,965	$110,453	$76,512	69%
Mountain	79,699	78,158	1,541	2%	140,290	147,934	(7,644)	-5%
East	51,948	50,839	1,109	2%	96,897	93,277	3,620	4%
Other	9,276	10,887	(1,611)	-15%	20,463	20,651	-188	-1%

Total home and land sale revenues	$258,347	$208,728	$49,619	24%	$444,615	$372,315	$72,300	19%

Total home and land sale revenues for the 2012 second quarter increased 24% to $258.3 million compared to $208.7 million for the prior year period. For the six months ended June 30, 2012, total home and land sales revenues increased 19% to $444.6 million compared to $372.3 million for the prior year period. The increase in revenues for both periods was driven primarily by changes to the number and average price of new home deliveries as shown in the table below.

New Home Deliveries

	Three Months Ended June 30,
	2012			2011			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	127	$27,086	$213.3	98	$18,299	$186.7	30%	48%	14%
California	133	43,195	324.8	62	19,704	317.8	115%	119%	2%
Nevada	155	28,460	183.6	80	14,731	184.1	94%	93%	0%
Washington	59	17,170	291.0	51	13,779	270.2	16%	25%	8%

West	474	115,911	244.5	291	66,513	228.6	63%	74%	7%

Colorado	185	66,254	358.1	182	60,047	329.9	2%	10%	9%
Utah	46	13,142	285.7	66	17,876	270.8	-30%	-26%	5%

Mountain	231	79,396	343.7	248	77,923	314.2	-7%	2%	9%

Maryland	47	19,777	420.8	49	20,267	413.6	-4%	-2%	2%
Virginia	70	32,171	459.6	72	30,573	424.6	-3%	5%	8%

East	117	51,948	444.0	121	50,840	420.2	-3%	2%	6%

Florida	37	8,726	235.8	48	10,594	220.7	-23%	-18%	7%
Illinois	2	551	275.5	1	293	293.0	100%	88%	-6%

Other Homebuilding	39	9,277	237.9	49	10,887	222.2	-20%	-15%	7%

Total	861	$256,532	$297.9	709	$206,163	$290.8	21%	24%	2%

	Six Months Ended June 30,
	2012			2011			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	215	$45,043	$209.5	175	$31,911	$182.3	23%	41%	15%
California	188	61,188	325.5	110	34,671	315.2	71%	76%	3%
Nevada	261	50,056	191.8	146	27,763	190.2	79%	80%	1%
Washington	103	29,166	283.2	51	13,777	270.1	102%	112%	5%

West	767	185,453	241.8	482	108,122	224.3	59%	72%	8%

Colorado	310	111,217	358.8	348	115,022	330.5	-11%	-3%	9%
Utah	98	27,242	278.0	120	32,473	270.6	-18%	-16%	3%

Mountain	408	138,459	339.4	468	147,495	315.2	-13%	-6%	8%

Maryland	91	38,571	423.9	106	44,486	419.7	-14%	-13%	1%
Virginia	129	58,326	452.1	115	48,791	424.3	12%	20%	7%

East	220	96,897	440.4	221	93,277	422.1	0%	4%	4%

Florida	83	19,850	239.2	91	20,359	223.7	-9%	-3%	7%
Illinois	2	551	275.5	1	293	293.0	100%	88%	-6%

Other Homebuilding	85	20,401	240.0	92	20,652	224.5	-8%	-1%	7%

Total	1,480	$441,210	$298.1	1,263	$369,546	$292.6	17%	19%	2%

The increase in new home deliveries for the three and six months ended June 30, 2012 was primarily attributable to increases of 50% and 24%, respectively, in the number of homes in backlog to start those periods as compared to the prior year. The West segment was the primary driver of the increase, as beginning backlog rose 113% and 91% year-over-year for the three and six months ended June 30, 2012 due to increased demand, particularly in our Arizona, California and Nevada markets. In addition, our results for the 2012 periods benefited from our entry into the Washington market in April of 2011.

Average selling price increased year-over-year in all of our segments for both the three and six months ended June 30, 2012, primarily due to a shift in the concentration of closings to higher-priced markets within each segment or to more desirable communities within individuals markets. However, our consolidated average selling price increased only 2% due to the shift in the mix of closings to our West segment, where our average selling price was below the Company average.

Gross Margin

Gross margin from home sales for the 2012 second quarter was 14.2% versus 8.9% for the year earlier period. The primary reason for the increase was a reduction in impairment charges from $8.6 million in the 2011 second quarter to no impairments in the 2012 second quarter. The 2011 second quarter also included a $1.8 million benefit related to a warranty accrual reduction, while the 2012 quarter did not include any warranty accrual adjustments, partially offsetting the decrease in impairments. Interest in cost of sales for the 2012 second quarter was $7.1 million, or 2.8% of home sales revenue, compared to $5.5 million, or 2.6% of home sales revenue, for the 2011 second quarter.

Gross margin from home sales for the six months ended June 30, 2012 was 14.1% versus 11.1% for the year earlier period. The primary reason for the increase was a reduction in impairment charges from $8.6 million in the six months ended June 30, 2011 to no impairment in the same period in 2012. The six months ended June 30, 2011 included a $2.3 million benefit related to a warranty accrual reduction, while the 2012 six months did not include any warranty accrual adjustments, partially offsetting the decrease in impairments. Interest in cost of sales for the six months ended June 30, 2012 was $12.0 million, or 2.7% of home sales revenue, compared to $9.7 million, or 2.6% of home sales revenue, for the six months ended June 30, 2011.

Excluding inventory impairments, warranty accrual adjustments and interest in cost of sales, adjusted gross margin percentage from home sales was 16.9% for the 2012 second quarter, compared to 14.9% for the 2011 second quarter (please see table set forth below reconciling this non-GAAP measure to our gross margin from home sales). Our adjusted gross margin percentage from home sales was 16.8% for the six months ended June 30, 2012 versus 15.4% for the same period in 2011. The year-over-year improvement in our adjusted gross margin percentage from home sales for both the three and six months ended June 30, 2012 was driven by delivering a significantly higher percentage of homes started with a buyer under contract, which historically have been more profitable than homes that are started without a buyer under contract. In addition, our gross margin percentage benefited from a year-over-year reduction in incentives, partially offset by reduced spending on home upgrades, consistent with a change we made in the first quarter of 2012 to the way we sell home upgrades to our customers by including a higher level of upgrades in our base home price in communities across the country.

The table set forth below is a reconciliation of our gross margin and gross margin percentage, as reported, to gross margin from home sales and gross margins from home sales excluding inventory impairments, warranty adjustments and interest in home cost of sales.

	Three Months Ended				Six Months Ended
	June 30, 2012	Gross Margin %	June 30, 2011	Gross Margin %	June 30, 2012	Gross Margin %	June 30, 2011	Gross Margin %
	(Dollars in thousands)				(Dollars in thousands)
Gross Margin	$36,409	14.1%	$19,257	9.2%	$62,533	14.1%	$41,846	11.2%
Less: Land Sales Revenue	(1,815)		(2,565)		(3,405)		(2,769)
Add: Land Cost of Sales	1,718		1,741		3,208		1,758

Gross Margin from Home Sales	$36,312	14.2%	$18,433	8.9%	$62,336	14.1%	$40,835	11.1%
Add: Inventory Impairments	—		8,633		—		8,633
Add: Interest in Cost of Sales	7,105		5,454		11,999		9,657
Less: Warranty Adjustments	—		(1,832)		—		(2,263)

Adjusted Gross Margin from Home Sales (1)	$43,417	16.9%	$30,688	14.9%	$74,335	16.8%	$56,862	15.4%

(1)	Adjusted gross margin from home sales is a non-GAAP financial measure. We believe this information is meaningful as it isolates the impact that inventory impairments, warranty adjustments and interest have on our Gross Margin from Home Sales and permits investors to make better comparisons with our competitiors, who also break out and adjust gross margins in a similar fashion.

Inventory Impairments

We did not recognize any impairments for the three and six months ended June 30, 2012. The impairments recognized for the three and six months ended June 30, 2011 are shown in the table below:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	(Dollars in thousands)
Land and Land Under Development
West	$5,919	$5,919
Mountain	1,236	1,236
East	285	285
Other Homebuilding	—	—

Subtotal	7,440	7,440

Housing Completed or Under Construction
West	954	954
Mountain	239	239
East	—	—
Other Homebuilding	—	—

Subtotal	1,193	1,193

Consolidated Inventory Impairments	$8,633	$8,633

The impairments resulted from a decline in the market value of land and homes, primarily in our California, Nevada and Utah markets.

The following table shows the number of subdivisions and carrying value of the inventory we tested for impairment during the first and second quarters of 2011 and 2012. The table also includes impairments that we recorded during those periods, as well as the quarter-end fair value, number of lots and number of subdivisions for the impaired inventories:

Three Months Ended	Total Subdivisions Tested for Impairment During Quarter	Carrying Value of Inventory Tested for Impairment During Quarter	Carrying Value of Impaired Inventory Before Impairment at Quarter End	Inventory Impairments	Fair Value of Impaired Inventory at Quarter End	Number of Subdivisions Impaired During the Quarter	Number of Lots Impaired During the Quarter
	(Dollars in thousands)
March 31, 2012	33	$81,492	$—	$—	$—	—	—
June 30, 2012	27	63,616	—	—	—	—	—

Six Month Total	60	$145,108	$—	$—	$—	—	—

March 31, 2011	10	$80,915	$—	$—	$—	—	—
June 30, 2011	49	95,407	29,205	8,633	20,572	9	392

Six Month Total	59	$176,322	$29,205	$8,633	$20,572	9	392

Selling, General and Administrative Expenses

Our 2012 second quarter SG&A expenses (includes Corporate general and administrative expense) decreased 20% to $39.2 million, or $9.9 million, compared to $49.1 million for 2011 second quarter. For the six months ended June 30, 2012, SG&A expenses decreased 24%, or $23.5 million, to $73.3 million, compared to $96.8 million for same period in 2011. The decreases in SG&A expenses related partly to lower compensation-related expenses of $3.9 million and $10.9 million, respectively, for the three and six months ended June 30, 2012, resulting from the decline in our employee headcount made to adjust our business to the overall level of homebuilding activity. The 2012 second quarter compensation-related expenses included $5.1 million of stock-based compensation, of which $2.5 million related to performance-based stock options granted to our CEO and COO in 2012, as compared to $3.5 million of stock-based compensation expense in the 2011 second quarter. SG&A also benefited from legal recoveries of $3.8 million and $7.6 million, respectively, for the three and six months ended June 30, 2012.

The decreased SG&A expenses, combined with increased revenues, resulted in better operating leverage, with SG&A expenses as a percentage of home sales revenues decreasing to 15.3% and 16.6%, respectively, for the three and six months ended June 30, 2012, versus 23.8% and 26.2%, respectively, for the same periods in 2011.

Interest Income

Our interest income for the three and six months ended June 30, 2012 was $5.4 million and $11.3 million, respectively, compared to $7.0 million and $13.5 million, respectively, for the same periods in 2011. The decreases were attributable to a year-over-year decline in our cash and cash equivalents and marketable securities balance resulting from the repayment of $500 million of senior notes during the second half of 2011, which was partially offset by an increase in the overall rate of return earned by us on those balances.

Interest Expense

We expensed no interest and $0.8 million of interest for the three and six months ended June 30, 2012, respectively, related to the portion of our homebuilding debt that exceeded our qualified assets, compared to $7.3 million and $16.0 million, respectively for the three and six months ended June 30, 2011. The significant year-over-year decreases in interest expense related primarily to our repayment of $500 million of senior debt during the last half of 2011, which significantly reduced the amount by which our homebuilding debt exceeds our qualified assets. Starting in the second quarter of 2012, qualified assets exceeded homebuilding debt, resulting in no interest charge for the 2012 second quarter.

Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Other revenues	$716	$282	$960	$775
Other expenses	(298)	(2,925)	(384)	(1,659)

Other income (expense)	$418	$(2,643)	$576	$(884)

For the three months ended June 30, 2012, we had other income of $0.4 million, a $3.1 million improvement compared to other expense of $2.6 million during the three months ended June 30, 2011. The other expense in the 2011 second quarter related primarily to $2.1 million in write-offs of land option deposits and pre-acquisition costs associated with lot option contracts that we elected not to exercise. For the six months ended June 30, 2012, we had other income of $0.6 million, compared with other expense of $0.9 million for the six months ended June 30, 2011. The 2011 six month period included $3.5 million in other expenses related to pre-acquisition costs and deposits on lot option contracts that we elected not to exercise and due diligence costs associated with our acquisition of assets from a Washington homebuilding company, largely offset by the release of a $2.7 million employment tax contingency reserve as a result of the finalization of an IRS examination.

Other Homebuilding Operating Data

Net New Orders:

	Three Months Ended June 30,
	2012			2011			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	246	$56,108	$228.1	164	$32,465	$198.0	50%	73%	15%
California	217	78,895	363.6	117	34,358	293.7	85%	130%	24%
Nevada	225	50,163	222.9	154	29,138	189.2	46%	72%	18%
Washington	69	19,346	280.4	26	6,727	258.7	165%	188%	8%

West	757	204,512	270.2	461	102,688	222.8	64%	99%	21%

Colorado	311	108,045	347.4	232	76,945	331.7	34%	40%	5%
Utah	69	21,467	311.1	109	30,948	283.9	-37%	-31%	10%

Mountain	380	129,512	340.8	341	107,893	316.4	11%	20%	8%

Maryland	113	50,441	446.4	74	29,011	392.0	53%	74%	14%
Virginia	98	52,828	539.1	95	41,429	436.1	3%	28%	24%

East	211	103,269	489.4	169	70,440	416.8	25%	47%	17%

Florida	53	12,450	234.9	91	19,813	217.7	-42%	-37%	8%
Illinois	1	315	315.0	2	580	290.0	-50%	-46%	9%

Other	54	12,765	236.4	93	20,393	219.3	-42%	-37%	8%

Total	1,402	$450,058	$321.0	1,064	$301,414	$283.3	32%	49%	13%

	Six Months Ended June 30,
	2012			2011			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	433	$94,282	$217.7	286	$54,880	$191.9	51%	72%	13%
California	338	119,026	352.2	194	56,815	292.9	74%	109%	20%
Nevada	391	83,879	214.5	242	46,036	190.2	62%	82%	13%
Washington	145	42,042	289.9	26	6,727	258.7	458%	525%	12%

West	1,307	339,229	259.5	748	164,458	219.9	75%	106%	18%

Colorado	546	192,192	352.0	413	138,748	336.0	32%	39%	5%
Utah	137	40,271	293.9	176	48,550	275.9	-22%	-17%	7%

Mountain	683	232,463	340.4	589	187,298	318.0	16%	24%	7%

Maryland	196	85,048	433.9	120	50,448	420.4	63%	69%	3%
Virginia	188	94,186	501.0	163	70,083	430.0	15%	34%	17%

East	384	179,234	466.8	283	120,531	425.9	36%	49%	10%

Florida	89	20,584	231.3	142	31,960	225.1	-37%	-36%	3%
Illinois	2	550	275.0	7	2,041	291.6	-71%	-73%	-6%

Other	91	21,134	232.2	149	34,001	228.2	-39%	-38%	2%

Total	2,465	$772,060	$313.2	1,769	$506,288	$286.2	39%	52%	9%

Active Subdivisions:

	June 30,
	2012	2011	% Change
Arizona	17	30	-43%
California	19	16	19%
Nevada	19	17	12%
Washington	11	9	22%

West	66	72	-8%

Colorado	47	40	18%
Utah	17	21	-19%

Mountain	64	61	5%

Maryland	19	13	46%
Virginia	12	12	0%

East	31	25	24%

Florida	12	17	-29%
Illinois	—	1	-100%

Other Homebuilding	12	18	-33%

Total	173	176	-2%

Average for quarter ended	180	167	8%

Net new orders for the 2012 second quarter increased 32% to 1,402 homes, compared with 1,064 homes during the 2011 second quarter. For the six months ended June 30, 2012, net new orders increased 39% to 2,465 homes, compared with 1,769 homes during the same period in 2011. Our monthly sales absorption rates for the three and six month ended June 30, 2012 were 2.6 and 2.2 per community, respectively, compared to 2.1 and 1.8 per community for the three and six months ended June 30, 2011. We experienced substantial order growth in most of our segments due to a combination of increased year-over-year average community count, a change in our sales processes and procedures, and the overall improvement in housing market conditions. Our West segment experienced the most significant increases, due to particularly strong demand in our California, Arizona and Nevada markets, as well as our entry into the Washington market in April of 2011. However, net new orders for our Other homebuilding segment decreased for both the three and six month periods, in part due to recent management changes in our Florida market.

At June 30, 2012, we had 173 active subdivisions, down 2% from 176 active subdivisions at June 30, 2011, which was our first year-over-year decrease in two years. The decrease was caused by our decision to slow the pace of new community acquisitions during the second half of 2011 in light of weaker economic conditions at that time.

Cancellation Rate:

	Three Months Ended June 30,		Change in Percentage	Six Months Ended June 30,		Change in Percentage
	2012	2011		2012	2011
Arizona	16%	26%	-10%	15%	27%	-12%
California	21%	33%	-12%	20%	33%	-13%
Nevada	13%	28%	-15%	15%	27%	-12%
Washington	23%	21%	2%	19%	25%	-6%

West	18%	29%	-11%	17%	29%	-12%

Colorado	22%	31%	-9%	22%	34%	-12%
Utah	21%	29%	-8%	21%	32%	-11%

Mountain	22%	31%	-9%	22%	34%	-12%

Maryland	24%	35%	-11%	25%	38%	-13%
Virginia	29%	25%	4%	29%	22%	7%

East	27%	29%	-2%	27%	30%	-3%

Florida	21%	27%	-6%	19%	28%	-9%
Illinois	0%	50%	-50%	0%	36%	-36%

Other	21%	27%	-6%	19%	28%	-9%

Total	20%	29%	-9%	20%	31%	-11%

Our cancellation rate for both the three and six months ended June 30, 2012 was 20%, compared to 29% and 31%, respectively, for the same periods in the prior year. The improvement in our cancellation rate reflects overall improvement in housing market conditions and the implementation of more strict underwriting standards for recognizing new home orders as a part of our efforts to improve our sales processes. Cancellation rates improved in every segment for both periods. We experienced our highest cancellation rate in the East segment, due to a year-over-year increase in our Virginia market, and our lowest cancellation rate in the West segment, due to strong demand in our California, Arizona and Nevada markets.

Backlog:

	June 30,
	2012			2011			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	346	$76,564	$221.3	195	$39,644	$203.3	77%	93%	9%
California	268	92,161	343.9	163	48,420	297.1	64%	90%	16%
Nevada	286	63,283	221.3	172	35,382	205.7	66%	79%	8%
Washington	96	30,438	317.1	51	13,778	270.2	88%	121%	17%

West	996	262,446	263.5	581	137,224	236.2	71%	91%	12%

Colorado	469	171,862	366.4	338	118,124	349.5	39%	45%	5%
Utah	107	30,116	281.5	125	34,518	276.1	-14%	-13%	2%

Mountain	576	201,978	350.7	463	152,642	329.7	24%	32%	6%

Maryland	218	90,570	415.5	140	61,170	436.9	56%	48%	-5%
Virginia	162	82,723	510.6	118	53,098	450.0	37%	56%	13%

East	380	173,293	456.0	258	114,268	442.9	47%	52%	3%

Florida	76	19,734	259.7	115	27,203	236.5	-34%	-27%	10%
Illinois	—	—	N/A	7	2,138	305.4	-100%	-100%	N/A

Other Homebuilding	76	19,734	259.7	122	29,341	240.5	-38%	-33%	8%

Total	2,028	$657,451	$324.2	1,424	$433,475	$304.4	42%	52%	7%

We ended the 2012 second quarter with 2,028 homes in backlog, with an estimated sales value of $657.5 million, compared with a backlog of 1,424 homes with an estimated sales value of $433.5 million at June 30, 2011. The 42% increase in the number of homes in our backlog was primarily the result of the increase in net orders during the three and six months ended June 30, 2012, as well as a shift to more presold homes versus speculative home sales, which generally remain in backlog for a longer period of time versus speculative homes. Our West segment experienced the strongest growth in backlog due to improved market conditions, particularly in Arizona, California and Nevada.

Homes Completed or Under Construction (WIP lots):

	June 30,
	2012	2011	% Change
Unsold
Completed	138	42	229%
Under construction - frame	264	353	-25%
Under construction - foundation	215	101	113%

Total unsold started homes	617	496	24%
Sold homes under construction or completed	1,392	843	65%
Model homes	221	231	-4%

Total homes completed or under construction	2,230	1,570	42%

Our total homes completed or under construction increased to 2,230 at June 30, 2012 from 1,570 at June 30, 2011, primarily relating to a higher number of sold homes started in light of our year-over-year increase in backlog.

Lots Owned and Optioned (including homes completed or under construction):

	June 30, 2012			June 30, 2011
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total
Arizona	774	108	882	1,292	108	1,400
California	1,196	—	1,196	1,568	—	1,568
Nevada	966	27	993	1,366	398	1,764
Washington	397	161	558	324	42	366

West	3,333	296	3,629	4,550	548	5,098

Colorado	3,236	584	3,820	3,626	602	4,228
Utah	492	13	505	689	298	987

Mountain	3,728	597	4,325	4,315	900	5,215

Maryland	607	399	1,006	514	795	1,309
Virginia	596	121	717	713	234	947

East	1,203	520	1,723	1,227	1,029	2,256

Florida	285	133	418	381	480	861
Illinois	123	—	123	133	—	133

Other	408	133	541	514	480	994

Total	8,672	1,546	10,218	10,606	2,957	13,563

Our land acquisition activities in 2010 and the first half of 2011 provided us with enough lots to increase our active community count by 26% year-over-year at the start of 2012. However, consistent with our strategy to maintain a two to three year supply of land and in light of difficult homebuilding conditions, we reduced our land acquisition activities and terminated options to purchase lots in certain markets starting in the last half of 2011, as we determined we had a sufficient lot supply to satisfy existing demand. As a result, our supply of lots owned and optioned at June 30, 2012 decreased 25% year-over-year, and active community count declined by 2% over the same period. In nearly every market, we experienced a year-over-year decline in lots owned and under option, with the most significant percentage decreases occurring in the Arizona and Nevada markets in our West segment, the Utah market in our Mountain segment, and the Florida market in our Other segment. Given the recent improvement in industry conditions, we are actively looking for new subdivisions in all of our markets with ongoing operations.

Financial Services

Pretax income from our financial services segment for the three and six months ended June 30, 2012 was $6.7 million and $11.5 million, respectively, compared to $3.1 million and $4.9 million, respectively, for the same periods in 2011 The increase in pretax income primarily reflected increases in our mortgage operations pretax income of $4.4 million and $6.7 million, respectively, for the three and six months ended June 30, 2012. The improvement in our mortgage subsidiary’s profitability was driven largely by year-over-year increases in the gains on sales of mortgage loans for the three and six months ended June 30, 2012 of $4.1 million and $5.3 million, respectively, due to favorable mortgage market conditions and a decrease in the level of special financing programs that we offered our homebuyers. The balance of our financial services pretax income, which consisted of income from our insurance and title operations, was $1.0 million and $2.5 million for the three and six months ended June 30, 2012, as compared with $1.7 million and $2.5 million, respectively for the same periods in the prior year.

The following table sets forth information relating to the sources of revenues for our Financial Services segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Financial services revenue:
Gains on sales of mortgage loans and broker origination fees, net	$8,434	$4,293	$13,889	$8,615
Insurance revenue	1,667	1,992	3,560	2,981
Title and other revenue	486	446	857	838

Total financial services revenue	$10,587	$6,731	$18,306	$12,434

The following table sets forth information relating to mortgage loans originated by our HomeAmerican operations, mortgage loans brokered and HomeAmerican’s capture rate. The “Capture Rate” is defined as the number of mortgage loans originated by HomeAmerican for our homebuyers as a percent of our total home closings, excluding closings with cash buyers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Total Originations (including transfer loans):
Loans	596	553	1,006	976
Principal	$161,797	$148,452	$274,477	$264,551
Capture Rate	71%	87%	71%	85%
Loans Sold to Third Parties:
Loans	568	548	1066	1069
Principal	$151,791	$145,343	$286,683	$288,617
Mortgage Loan Origination Product Mix:
FHA loans	37%	41%	36%	42%
Other government loans (VA & USDA)	27%	32%	28%	29%

Total government loans	64%	73%	64%	71%
Conventional loans	36%	27%	36%	29%
Jumbo loans	0%	0%	0%	0%

	100%	100%	100%	100%

Loan Type:
Fixed rate	98%	96%	98%	96%
ARM	2%	4%	2%	4%
Credit Quality:
Average FICO Score	730	724	729	725
Other Data:
Average Combined LTV ratio	90%	91%	90%	91%
Full documentation loans	100%	100%	100%	100%
Non-full documentation loans	0%	0%	0%	0%

Income Taxes

We had income tax benefits of $1.0 million and $1.1 million during the three and six months ended June 30, 2012, respectively, resulted primarily from the release of reserves related to the Company’s 2011 settlements with various taxing authorities. For the three and six months ended June 30, 2011, we had income tax benefits of $1.8 million and $5.6 million, respectively, resulting primarily from the Company’s 2011 second quarter settlement of various state income tax matters and the Company’s 2011 first quarter settlement with the IRS on the audit of its 2004 and 2005 federal income tax returns.

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

LIQUIDITY AND CAPITAL RESOURCES

We use our liquidity and capital resources to (1) support our operations, including the purchase of land, land development and construction of homes; (2) provide working capital; and (3) provide mortgage loans for our homebuyers. Our liquidity includes our cash and cash equivalents, marketable securities and Mortgage Repurchase Facility (as defined below). Additionally, we have an existing effective shelf registration statement that allows us to issue equity, debt or hybrid securities up to $1.0 billion.

The Company’s marketable securities consist of fixed rate and floating rate interest earning securities, primarily: (1) debt securities, which may include, among others, United States government and government agency debt and corporate debt; (2) holdings in equity securities consisting of four mutual funds which primarily invest in bonds; and (3) deposit securities, which may include, among others, certificates of deposit and time deposits.

Capital Resources

Our capital structure is primarily a combination of (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our publicly traded 5.375% senior notes due 2014 and 2015 and 5.625% senior notes due 2020; and (3) our Mortgage Repurchase Facility. Because of our current balance of cash, cash equivalents, marketable securities and available capacity under our Mortgage Repurchase Facility, we believe that our capital resources are adequate to satisfy our short and long-term capital requirements, including meeting future payments on our senior notes as they become due. See “Forward-Looking Statements” above.

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

Mortgage Lending. HomeAmerican has a Master Repurchase Agreement, (the “Mortgage Repurchase Facility”), with U.S. Bank National Association (“USBNA”) which matures on September 27, 2012. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. As of June 30, 2012, the Mortgage Repurchase Facility has a maximum aggregate commitment of $50 million.

At June 30, 2012 and December 31, 2011, we had $32.7 million and $48.7 million, respectively, of mortgage loans that we were obligated to repurchase under our Mortgage Repurchase Facility. Mortgage loans that we are obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility on the Consolidated Balance Sheets. Advances under the Mortgage Repurchase Facility carry a Pricing Rate equal to the greater of (i) the LIBOR Rate (as defined in the Mortgage Repurchase Facility) plus 2.5%, or (ii) 3.75%. The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants customary for agreements of this type. The negative covenants include, among others, (i) an Adjusted Tangible Net Worth requirement, (ii) a minimum Adjusted Tangible Net Worth Ratio, (iii) an Adjusted Net Income requirement, (iv) a minimum Liquidity requirement; and (v) a requirement that HomeAmerican’s HUD Compare Ratio may be no more than 1.50 to 1.00. The foregoing terms are defined in the Mortgage Repurchase Facility. We believe we are in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility and we are not aware of any covenant violations.

MDC Common Stock Repurchase Program

At June 30, 2012, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the three months ended June 30, 2012 and 2011.

Consolidated Cash Flow

During the six months ended June 30, 2012, we used $15.6 million of cash in operating activities; $45.3 million was used to increase our inventory levels during the six months ended 2012, partially offset by the sale and closing of homes, and $18.3 million was used due to an increase in accounts receivable related to home closings that occurred at the end of the 2012 second quarter. These uses of cash were partially offset by generating $17.2 million in cash through the increase of accounts payable and $12.6 million in cash associated with our sales of mortgage loan inventory.

Investing activities provided $38.2 million of cash during the six months ended June 30, 2012, primarily attributable to the maturity or sale of $331.7 million of marketable securities, partially offset by the purchase of $292.8 million of marketable securities.

During the six months ended June 30, 2012, we used $39.9 million in cash for financing activities primarily attributable to $16.0 million used for payment on our mortgage repurchase facility, net of advances received from the mortgage repurchase facility, and $24.0 million associated with cash dividends that were paid during the first six months of 2012.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At June 30, 2012, we had deposits of $3.9 million in the form of cash and $3.6 million in the form of letters of credit that were at risk to secure option contracts to purchase 1,546 lots.

At June 30, 2012, we had outstanding performance bonds and letters of credit totaling approximately $60.7 million and $17.9 million, respectively, including $7.1 million in letters of credit issued by HomeAmerican, with the remaining bonds and letters of credit issued by third-parties, to secure our performance under various contracts. The estimated cost to complete the obligations related to these bonds and letters of credit was approximately $33 million. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

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

At June 30, 2012, we had approximately $487.0 million invested in marketable securities. Because these marketable securities are accounted for as available-for-sale, changes in the market value are reported as a component of other comprehensive income each quarter. During the 2012 second quarter, we experienced a $0.7 million net decrease in the market value of these securities, while for the six months ended June 30, 2012 we experienced a net increase of approximately $5.9 million in the market value of these securities. While we believe that the ultimate cost basis of these investments will be recovered in the future, there can be no assurances to that effect. In the event we elect to sell, or are otherwise required to sell these securities, we may be required to record losses in the event the market value does not increase prior to any sale. Such losses, if any, would be recorded as a component of our results of operations and comprehensive income.

Item 4.	Controls and Procedures

(a) Conclusion regarding the effectiveness of disclosure controls and procedures - An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision, and with the participation, of our management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at June 30, 2012.

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

The Company did not repurchase any shares during the three and six months ended June 30, 2012. Additionally, there were no sales of unregistered equity securities during either period.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

On July 23, 2012, MDC’s Board of Directors declared a quarterly cash dividend of twenty five cents ($0.25) per share. The dividend will be paid on August 22, 2012 to shareowners of record on August 8, 2012.

Item 6.	Exhibits

10.1	Fourth Amendment to the M.D.C. Holdings, Inc. Amended Executive Officer Performance-Based Compensation Plan, executed May 21, 2012 effective as of January 1, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 22, 2012).*

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three months and six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

*	Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2012	M.D.C. HOLDINGS, INC. (Registrant)

	By:	/s/ JOHN M. STEPHENS
John M. Stephens Senior Vice President, Chief Financial Officer and Principal Accounting Officer (principal financial officer and duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Fourth Amendment to the M.D.C. Holdings, Inc. Amended Executive Officer Performance-Based Compensation Plan, executed May 21, 2012 effective as of January 1, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 22, 2012).*

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three months and six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

*	Incorporated by reference.