Form 10-Q
period 2012-09-30
MDC HOLDINGS INC
filed 2012-11-01
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 25, 2012, 48,660,308 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2012

(i)

ITEM 1. Unaudited Consolidated Financial Statements

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Dollars in thousands, except per share amounts)
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$235,273	$316,418
Marketable securities	503,805	485,434
Restricted cash	2,084	667
Trade and other receivables	35,768	21,593
Inventories:
Housing completed or under construction	504,016	300,714
Land and land under development	393,170	505,338

Total inventories	897,186	806,052
Property and equipment, net	33,789	36,277
Deferred tax asset, net of valuation allowance of $263,562 and $281,178 at September 30, 2012 and December 31, 2011, respectively	—	—
Prepaid expenses and other assets	47,616	50,423

Total homebuilding assets	1,755,521	1,716,864

Financial Services:
Cash and cash equivalents	28,524	26,943
Marketable securities	32,915	34,509
Mortgage loans held-for-sale, net	86,648	78,335
Prepaid expenses and other assets	4,815	2,074

Total financial services assets	152,902	141,861

Total Assets	$1,908,423	$1,858,725

LIABILITIES AND EQUITY

Homebuilding:
Accounts payable	$49,636	$25,645
Accrued liabilities	106,457	119,188
Senior notes, net	744,654	744,108

Total homebuilding liabilities	900,747	888,941

Financial Services:
Accounts payable and accrued liabilities	54,226	52,446
Mortgage repurchase facility	46,888	48,702

Total financial services liabilities	101,114	101,148

Total Liabilities	1,001,861	990,089

Stockholders’ Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized; 48,651,558 issued and outstanding at September 30, 2012 and 48,017,108 and 47,957,196 issued and outstanding, respectively, at December 31, 2011	487	480
Additional paid-in-capital	892,461	863,128
Retained earnings	9,909	12,927
Accumulated other comprehensive income (loss)	3,705	(7,240)
Treasury stock, at cost; no shares at September 30, 2012 and 59,912 at December 31, 2011	—	(659)

Total Stockholders’ Equity	906,562	868,636

Total Liabilities and Stockholders’ Equity	$1,908,423	$1,858,725

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share amounts)
	(Unaudited)
Homebuilding:
Home sale revenues	$320,647	$204,886	$761,857	$574,432
Land sale revenues	15	730	3,420	3,499

Total home sale and land sale revenues	320,662	205,616	765,277	577,931

Home cost of sales	(271,067)	(170,443)	(649,941)	(490,521)
Land cost of sales	(2)	(724)	(3,210)	(2,482)
Inventory impairments	—	(4,049)	—	(12,682)

Total cost of sales	(271,069)	(175,216)	(653,151)	(505,685)

Gross margin	49,593	30,400	112,126	72,246

Selling, general and administrative expenses	(44,788)	(46,360)	(118,135)	(143,171)
Interest income	5,365	5,964	16,651	19,437
Interest expense	—	(3,641)	(808)	(19,642)
Other income (expense)	16	(20,102)	592	(20,985)

Homebuilding pretax income (loss)	10,186	(33,739)	10,426	(92,115)

Financial Services:
Revenues	14,454	6,322	34,304	20,480
Expenses	(5,156)	(6,772)	(13,466)	(16,061)

Financial services pretax income (loss)	9,298	(450)	20,838	4,419

Income (loss) before income taxes	19,484	(34,189)	31,264	(87,696)
Benefit for income taxes	642	2,479	1,765	8,127

Net income (loss)	$20,126	$(31,710)	$33,029	$(79,569)

Other comprehensive income (loss):
Unrealized gain (loss) related to available-for-sale securities	5,095	(20,237)	10,945	(18,905)

Comprehensive income (loss)	$25,221	$(51,947)	$43,974	$(98,474)

Earnings (loss) per share:
Basic	$0.42	$(0.68)	$0.69	$(1.72)
Diluted	$0.41	$(0.68)	$0.68	$(1.72)

Weighted Average Common Shares Outstanding:
Basic	47,761,307	46,736,638	47,499,429	46,717,408
Diluted	48,173,315	46,736,638	47,818,188	46,717,408

Dividends declared per share	$0.25	$0.25	$0.75	$0.75

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2012	2011
	(Dollars in thousands)
	(Unaudited)
Operating Activities:
Net income (loss)	$33,029	$(79,569)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on extinguishment of senior notes	—	18,559
Stock-based compensation expense	12,628	12,092
Depreciation and amortization	3,708	4,713
Inventory impairments and write-offs of land option deposits	414	17,883
Amortization of discount on marketable debt securities	279	1,604
Net changes in assets and liabilities:
Restricted cash	(1,417)	(262)
Trade and other receivables	(13,685)	16,114
Mortgage loans held-for-sale	(8,313)	22,813
Housing completed or under construction	(202,994)	53,861
Land and land under development	112,406	(105,154)
Prepaid expenses and other assets	(553)	(2,782)
Accounts payable	24,063	(7,723)
Accrued liabilities	(10,020)	(32,892)

Net cash provided by (used in) operating activities	(50,455)	(80,743)

Investing Activities:
Purchase of marketable securities	(397,167)	(288,624)
Maturity of marketable securities	106,000	453,071
Sale of marketable securities	285,056	248,432
Purchase of property and equipment and other	(958)	(31,717)

Net cash provided by (used in) investing activities	(7,069)	381,162

Financing Activities:
Extinguishment of senior notes	—	(254,903)
Payments on mortgage repurchase facility	(137,529)	(56,454)
Advances on mortgage repurchase facility	135,715	41,728
Dividend payments	(36,046)	(35,560)
Proceeds from exercise of stock options	15,820	46

Net cash provided by (used in) financing activities	(22,040)	(305,143)

Net increase (decrease) in cash and cash equivalents	(79,564)	(4,724)
Cash and cash equivalents:
Beginning of period	343,361	572,225

End of period	$263,797	$567,501

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. (“MDC,” “the Company,” “we,” “us,” or “our” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at September 30, 2012 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2011.

Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the 2012 presentation.

Refer to the economic conditions described under the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and “Risk Factors Relating to our Business” in Item 1A of our December 31, 2011 Annual Report on Form 10-K.

2.	Recently Adopted Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, (“ASU 2011-04”). ASU 2011-04 amends Accounting Standards Codification (“ASC”) 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 was effective for our interim and annual periods beginning January 1, 2012. The adoption of ASU 2011-04 did not have a material effect on our consolidated financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, (“ASU 2011-05”), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this standard do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU 2011-05 were effective for our interim and annual periods beginning January 1, 2012 and were applied retrospectively. The adoption of the provisions of ASU 2011-05 did not have a material impact on our consolidated financial position or results of operations.

In September 2011, the FASB issued an amendment to ASC 350, Intangibles—Goodwill and Other (“ASC 350”), which simplifies how entities test goodwill for impairment. Previous guidance under ASC 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described under ASC 350. The amendments are effective for us for annual and interim goodwill impairment tests performed for fiscal years beginning January 1, 2012, and early adoption is permitted. We adopted this standard in the 2012 first quarter. The adoption of the amended provisions of ASC 350 did not have a material impact on our consolidated financial position or results of operations.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

3.	Segment Reporting

Our operating segments are defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. We have identified our chief operating decision-makers (“CODMs”) as two key executives—the Chief Executive Officer and the Chief Operating Officer.

We have identified each homebuilding subdivision as an operating segment as each homebuilding subdivision engages in business activities from which it earns revenue, primarily from the sale of single-family detached homes, generally to first-time and first-time move-up homebuyers. Subdivisions in the reportable segments noted below have been aggregated because they are similar in the following regards: (1) economic characteristics; (2) housing products; (3) class of homebuyer; (4) regulatory environments; and (5) methods used to construct and sell homes. Our homebuilding reportable segments are as follows:

(1)	West (Arizona, California, Nevada and Washington)

(2)	Mountain (Colorado and Utah)

(3)	East (Virginia and Maryland, which includes Pennsylvania, Delaware and New Jersey)

(4)	Other (Florida and Illinois)

Our financial services operating segments are as follows: (1) HomeAmerican Mortgage Corporation (“HomeAmerican”); (2) Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”); (3) StarAmerican Insurance Ltd. (“StarAmerican”); (4) American Home Insurance Agency, Inc.; and (5) American Home Title and Escrow Company. Due to HomeAmerican’s contributions to consolidated pretax income over the past few quarters, HomeAmerican is considered to be a reportable segment (“Mortgage operations”) as of the third quarter 2012. The remaining operating segments have been aggregated into one reportable segment because they do not individually exceed 10 percent of: (1) consolidated revenue; (2) the greater of (A) the combined reported profit of all operating segments that did not report a loss or (B) the positive value of the combined reported loss of all operating segments that reported losses; or (3) consolidated assets.

Corporate is a non-operating segment that develops and implements strategic initiatives and supports our operating divisions by centralizing key administrative functions such as finance and treasury, information technology, insurance and risk management, litigation and human resources. Corporate also provides the necessary administrative functions to support MDC as a publicly traded company. A portion of the expenses incurred by Corporate are allocated to the homebuilding operating segments based on their respective percentages of assets, and to a lesser degree, a portion of Corporate expenses are allocated to the financial services segments. A majority of Corporate’s personnel and resources are primarily dedicated to activities relating to the homebuilding segments, and, therefore, the balance of any unallocated Corporate expenses is included in the homebuilding segment.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The following table summarizes revenues and pretax income (loss) for our homebuilding and financial services operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Homebuilding
Home and land sale revenues:
West	$148,037	$70,676	$335,002	$181,129
Mountain	96,335	81,945	236,625	229,879
East	63,463	36,390	160,360	129,667
Other	12,827	16,605	33,290	37,256

Total home and land sale revenues	$320,662	$205,616	$765,277	$577,931

Pretax income (loss):
West	$8,334	$(2,584)	$11,178	$(18,981)
Mountain	6,951	2,988	13,746	552
East	4,417	(2,518)	6,717	(6,819)
Other	490	(1,514)	426	(3,206)
Corporate	(10,006)	(30,111)	(21,641)	(63,661)

Total homebuilding pretax income (loss)	$10,186	$(33,739)	$10,426	$(92,115)

Financial Services
Revenues:
Mortgage operations	$10,892	$3,855	$25,407	$13,034
Other	3,562	2,467	8,897	7,446

Total financial services revenues	$14,454	$6,322	$34,304	$20,480

Pretax income (loss):
Mortgage operations	$7,428	$(1,610)	$16,518	$781
Other	1,870	1,160	4,320	3,638

Total financial services pretax income (loss)	$9,298	$(450)	$20,838	$4,419

The following table summarizes total assets for our homebuilding and financial services operations. The assets in our Corporate segment primarily include cash and cash equivalents, marketable securities, and property and equipment.

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Homebuilding assets:
West	$376,167	$346,442
Mountain	329,436	262,787
East	229,478	223,606
Other	33,995	31,468
Corporate	786,445	852,561

Total homebuilding assets	$1,755,521	$1,716,864

Financial services assets:
Mortgage operations	$91,055	$80,097
Other	61,847	61,764

Total financial services assets	$152,902	$141,861

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

4.	Earnings (Loss) Per Share

A company that has participating security holders (for example, unvested restricted stock that has non-forfeitable dividend rights) is required to utilize the two-class method for purposes of calculating earnings (loss) per share (“EPS”). The two-class method is an allocation of earnings/(loss) between the holders of common stock and a company’s participating security holders. Under the two-class method, earnings/(loss) for the reporting period are allocated between common shareholders and other security holders, based on their respective rights to receive distributed earnings (i.e., dividends) and undistributed earnings (i.e., net income or loss). Currently, we have one class of security and we have participating security holders consisting of shareholders of unvested restricted stock. The following table shows basic and diluted EPS calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share amounts)
Basic and Diluted Earnings (Loss) Per Common Share:
Net income (loss)	$20,126	$(31,710)	$33,029	$(79,569)
Less: distributed and undistributed earnings allocated to participating securities	(280)	(215)	(450)	(580)

Earnings (loss) attributable to common stockholders	$19,846	$(31,925)	$32,579	$(80,149)

Basic weighted-average shares outstanding	47,761,307	46,736,638	47,499,429	46,717,408
Dilutive effect of common stock equivalents	412,008	—	318,759	—

Diluted weighted-average common shares outstanding, assuming conversion of common stock equivalents	48,173,315	46,736,638	47,818,188	46,717,408

Basic Earnings (Loss) Per Common Share	$0.42	$(0.68)	$0.69	$(1.72)

Diluted Earnings (Loss) Per Common Share	$0.41	$(0.68)	$0.68	$(1.72)

Diluted EPS includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Common stock equivalents include stock options and unvested restricted stock. A total of 1.0 million unvested performance-based stock options were excluded from the calculation of diluted EPS for both the three and nine months ended September 30, 2012 as the performance-based conditions were not met during such periods. Diluted EPS for the three and nine months ended September 30, 2012 also excluded options to purchase approximately 3.7 million shares and 4.9 million shares, respectively, of common stock because the effect of their inclusion would be anti-dilutive. There was no dilutive effect of common stock equivalents for the three and nine months ended September 30, 2011 because the effect of their inclusion would decrease the reported loss per share.

5.	Fair Value Measurements

ASC 820, as updated and amended by ASU 2011-04, defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis:

		Fair Value
Financial Instrument	Hierarchy	September 30, 2012	December 31, 2011
		(Dollars in thousands)
Marketable Securities (available-for-sale)
Equity securities	Level 1	$204,377	$160,021
Debt securities	Level 2	332,343	359,922

Total available-for-sale securities		$536,720	$519,943

Mortgage Loans Held-For-Sale, net	Level 2	$86,648	$78,335

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents. For cash and cash equivalents, the fair value approximates carrying value.

Marketable Securities. Our marketable securities consist of fixed rate and floating rate interest earning securities, primarily: (1) debt securities, which may include, among others, United States government and government agency debt and corporate debt; (2) holdings in mutual fund equity securities which consist primarily of debt securities; and (3) deposit securities, which may include, among others, certificates of deposit and time deposits. As of September 30, 2012 and December 31, 2011, all of our marketable securities were treated as available-for-sale investments and, as such, we have recorded all of its marketable securities at fair value with changes in fair value being recorded as a component of accumulated other comprehensive income (loss).

The following tables set forth the amortized cost and estimated fair value of our available-for-sale marketable securities.

	September 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Homebuilding:
Equity security	$205,764	$204,377	$169,565	$160,021
Debt securities	294,890	299,428	323,454	325,413

Total homebuilding available-for-sale securities	$500,654	$503,805	$493,019	$485,434

Financial Services:
Total financial services available-for-sale debt securities	$32,361	$32,915	$34,164	$34,509

Total available-for-sale marketable securities	$533,015	$536,720	$527,183	$519,943

As of September 30, 2012 and December 31, 2011, our marketable securities (homebuilding and financial services in aggregate) were in an unrealized gain position of $3.7 million and an unrealized loss position of $7.2 million, respectively. The equity securities, which consist of four mutual funds which primarily invest in corporate bonds and other fixed income securities, had a combined unrealized loss of $1.4 million as of September 30, 2012. Management currently does not have the intent to sell any of its securities that are currently in an unrealized loss position, and it is currently not likely that we will need to sell these marketable securities before the recovery of their cost basis. The unrealized loss related to these mutual funds at December 31, 2011 was $9.5 million. Given the significant improvement in the unrealized loss since December, 31, 2011 and the fact that the decline in market value occurred during a period of overall decline in market values, the unrealized loss is believed to be temporary.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Mortgage Loans Held-for-Sale, Net. As of September 30, 2012, the primary components of our mortgage loans held-for-sale that are measured at fair value on a recurring basis are: (1) mortgage loans held-for-sale under commitments to sell; and (2) mortgage loans held-for-sale not under commitments to sell. At September 30, 2012 and December 31, 2011, we had $80.0 million and $77.5 million, respectively, of mortgage loans held-for-sale under commitments to sell for which fair value was based upon Level 2 inputs, which were the quoted market prices for those mortgage loans. At September 30, 2012 and December 31, 2011, we had $6.6 million and $0.8 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party which is a Level 2 fair value input.

Inventories. Our inventories consist of housing completed or under construction and land and land under development. Inventories are primarily associated with subdivisions where we intend to construct and sell homes on the land, including model and unsold started homes. Components of housing completed or under construction primarily include: (1) land costs transferred from land and land under development; (2) direct construction costs associated with a house; (3) real property taxes, engineering fees, permits and other fees; (4) capitalized interest; and (5) indirect construction costs, which include field construction management salaries and benefits, utilities and other construction related costs. Land costs are transferred from land and land under development to housing completed or under construction at the point in time that construction of a home on an owned lot begins. Costs capitalized to land and land under development primarily include: (1) land costs; (2) land development costs; (3) entitlement costs; (4) capitalized interest; (5) engineering fees; and (6) title insurance, real property taxes and closing costs directly related to the purchase of the land parcel.

Homebuilding inventories are carried at cost unless events and circumstances indicate that the carrying value of the underlying subdivision may not be recoverable. We determine impairments on a subdivision level basis as each such subdivision represents the lowest level of identifiable cash flows. In making this determination, we review, among other things, the following for each subdivision:

•	actual and trending “Operating Margin” (which is defined as home sale revenues less home cost of sales and all direct incremental costs associated with the home closing) for homes closed;

•	estimated future undiscounted cash flows and Operating Margin;

•	forecasted Operating Margin for homes in “Backlog” (which is defined as homes under contract but not yet delivered);

•	actual and trending net and gross home orders;

•	base sales price and home sales incentive information for homes closed and homes in backlog;

•	market information for each sub-market; and

•	known or probable events indicating that the carrying value may not be recoverable.

If events or circumstances indicate that the carrying value of our inventory may not be recoverable, assets are reviewed for impairment by comparing the undiscounted estimated future cash flows from an individual subdivision to its carrying value. If the undiscounted future cash flows are less than the subdivision’s carrying value, the carrying value of the subdivision is written down to its then estimated fair value. We generally determine the estimated fair value of each subdivision by determining the present value of the estimated future cash flows at discount rates that are commensurate with the risk of the subdivision under evaluation. For both the three months and nine months ended September 30, 2011, we recognized inventory impairment charges of $4.0 million and $12.7 million, respectively. The discount rates used to estimate discounted cash flows ranged from 12% to 20% during the three months and nine months ended September 30, 2011. We did not record any inventory impairments during the three and nine months ended September 30, 2012.

Related Party Assets. Related party assets are included in prepaid expenses and other assets in our accompanying consolidated balance sheets. Our related party assets are debt security bonds (“Metro District Bond Securities”) that we acquired from a quasi-municipal corporation in the state of Colorado. We estimated the fair value of the related party assets based upon discounted cash flows as we do not believe there is a readily available market for such assets. The estimated cash flows from the bonds are ultimately based upon our estimated cash flows associated with building, selling and closing homes in one of our Colorado communities. The estimated fair values of these assets are based upon Level 3 cash flow inputs. Based upon this evaluation, the estimated fair value of the related party assets approximates its carrying value which was $6.7 million as of September 30, 2012 and December 31, 2011.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Mortgage Repurchase Facility. Our Mortgage Repurchase Facility is at floating rates or at fixed rates that approximate current market rates and have relatively short-term maturities, generally within 30 days. The fair value approximates carrying value.

Senior Notes. The estimated values of the senior notes in the following table are based on Level 2 inputs, including market prices of other homebuilder bonds.

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
5.375% Senior Notes due 2014	$249,574	$263,967	$249,438	$254,667
5.375% Senior Notes due 2015	249,885	266,467	249,857	252,083
5.625% Senior Notes due 2020	245,195	271,050	244,813	227,467

Total	$744,654	$801,484	$744,108	$734,217

6.	Inventories

The following table sets forth, by reportable segment, information relating to our homebuilding inventories:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$199,344	$121,343
Mountain	177,913	80,964
East	105,631	81,623
Other	21,128	16,784

Subtotal	504,016	300,714

Land and Land Under Development:
West	142,158	199,941
Mountain	133,100	164,961
East	106,691	127,291
Other	11,221	13,145

Subtotal	393,170	505,338

Total Inventories	$897,186	$806,052

In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), homebuilding inventories are carried at cost unless events and circumstances indicate that the carrying value of the underlying subdivision may not be recoverable. We evaluate inventories for impairment at each quarter end. Please see “Inventories” in Note 5 for more detail on the methods and assumptions that were used to estimate the fair value of our inventories. Based on the impairment review, we did not record any inventory impairments during the three and nine months ended September 30, 2012.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Inventory impairments recognized for the three and nine months ended September 30, 2011 are shown in the table below:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$484	$1,438
Mountain	210	449
East	—	—
Other	93	93

Subtotal	787	1,980

Land and Land Under Development:
West	1,193	7,112
Mountain	550	1,786
East	—	285
Other	1,519	1,519

Subtotal	3,262	10,702

Inventory Impairments	$4,049	$12,682

The inventory impairments recorded during the three and nine months ended September 30, 2011 resulted from a decline in the market value of land and homes primarily in our California, Nevada and Utah markets.

7.	Capitalization of Interest

We capitalize interest on our senior notes associated with our qualified assets, which includes land and land under development that is actively being developed and homes under construction through the completion of construction. When construction of an unsold home is complete, such home is no longer considered to be a qualified asset and interest is no longer capitalized on that home. We expensed no interest and $0.8 million of interest for the three and nine months ended September 30, 2012, respectively, and expensed $3.7 million and $19.6 million of interest primarily associated with interest incurred on our homebuilding debt during the three and nine months ended September 30, 2011, respectively. The table set forth below summarizes homebuilding interest activity.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Interest incurred	$10,573	$14,474	$31,709	$50,744

Interest capitalized, beginning of period	$67,101	$49,058	$58,742	$38,446
Interest capitalized during period	10,573	10,833	30,931	31,102
Less: Previously capitalized interest included in home cost of sales	(8,655)	(5,140)	(20,654)	(14,797)

Interest capitalized, end of period	$69,019	$54,751	$69,019	$54,751

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

8.	Homebuilding Prepaid Expenses and Other Assets

The following table sets forth the components of homebuilding prepaid expenses and other assets.

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Deferred marketing costs	$16,333	$20,786
Land option deposits	7,867	6,952
Deferred debt issuance costs, net	2,792	3,235
Prepaid expenses	5,274	4,376
Metro district bond securities (related party)	6,663	6,663
Goodwill and intangible assets, net	6,140	6,308
Other	2,547	2,103

Total	$47,616	$50,423

9.	Homebuilding Accrued Liabilities

The following table sets forth information relating to homebuilding accrued liabilities.

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Warranty reserves	$23,082	$25,525
Accrued interest payable	10,182	13,698
Accrued executive deferred compensation	27,140	24,136
Liability for unrecognized tax benefits	917	3,303
Legal accruals	1,750	9,360
Land development and home construction accruals	8,705	10,619
Accrued compensation and related expenses	15,299	11,350
Customer and escrow deposits	9,683	5,468
Other accrued liabilities	9,699	15,729

Total accrued liabilities	$106,457	$119,188

10.	Warranty Accrual

We record expenses and warranty accruals for general and structural warranty claims, as well as reserves for known, unusual warranty-related expenditures. Management estimates the warranty accruals based on our trends in historical warranty payment levels and warranty payments for claims not considered to be normal and recurring. Warranty payments incurred for an individual house may differ from the related accrual established for the home at the time it was closed. The actual disbursements for warranty claims are evaluated in the aggregate. The table set forth below summarizes warranty accrual and payment activity for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$24,036	$31,200	$25,525	$34,704
Expense provisions	1,479	1,265	3,122	3,140
Cash payments	(2,433)	(2,707)	(5,565)	(5,823)
Adjustments	—	(955)	—	(3,218)

Balance at end of period	$23,082	$28,803	$23,082	$28,803

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

During the three and nine months ended September 30, 2011, we experienced lower warranty payments on previously closed homes as compared to the same periods in 2010. We believe the lower warranty payment experience rate in the 2011 periods were driven by, among other things, tighter focus and controls over our warranty expenditures, a significant drop in sales volumes over the last several years, which resulted in fewer homes under warranty, and better quality controls and construction practices. As a result of favorable warranty payment experience relative to our estimates at the time of home closing, partially offset by increases in specific warranty reserves established for warranty-related issues in a limited number of subdivisions, we recorded adjustments to reduce our warranty reserve by $1.0 million and $3.2 million for the three and nine months ended September 30, 2011, respectively.

11.	Insurance Reserves

We record expenses and liabilities for losses and loss adjustment expenses for claims associated with: (1) insurance policies issued by Allegiant and re-insurance agreements issued by StarAmerican; (2) self-insurance, including workers compensation; and (3) deductible amounts under our insurance policies. The establishment of the provisions for outstanding losses and loss adjustment expenses is based on actuarial or internally developed studies that include known facts and interpretations of circumstances, including our experience with similar cases and historical trends involving claim payment patterns, pending levels of unpaid claims, product mix or concentration, claim severity, frequency patterns such as those caused by natural disasters, fires, or accidents, depending on the business conducted, and changing regulatory and legal environments.

The table set forth below summarizes the insurance reserve activity for the three and nine months ended September 30, 2012 and 2011. The insurance reserve is included as a component of accrued liabilities in the Financial Services section of the accompanying consolidated balance sheets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$45,831	$52,310	$50,459	$52,901
Expense provisions	1,037	645	2,590	2,060
Cash payments	(1,850)	(1,380)	(8,031)	(3,386)

Balance at end of period	$45,018	$51,575	$45,018	$51,575

In the ordinary course of business, we make payments from our insurance reserves to settle litigation claims arising primarily from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments shown for the three and nine months ended September 30, 2012 are not necessarily indicative of what future cash payments will be for subsequent periods. This is exemplified by the increase in cash payments for the nine months ended September 30, 2012 compared to the same period in 2011 which were driven by resolution of several significant covered claims in the first two quarters of 2012.

12.	Income Taxes

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. Due to the effects of the deferred tax valuation allowance and changes in unrecognized tax benefits, our effective tax rates in 2012 and 2011 are not meaningful as the income tax benefit is not directly correlated to the amount of pretax income or loss. The income tax benefits of $0.6 million and $1.8 million during the three and nine months ended September 30, 2012, respectively, resulted primarily from the release of reserves attributable to the expiration of statute of limitations periods. The income tax benefits of $2.5 million and $8.1 million for the three and nine months ended September 30, 2011, respectively, resulted primarily from our 2011 second quarter settlement of various state income tax matters and our 2011 first quarter settlement with the IRS on the audit of our 2004 and 2005 federal income tax returns.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is recorded against a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not (a likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized. At September 30, 2012 and December 31, 2011, we had a full valuation allowance recorded against our net deferred tax asset. Future realization of our deferred tax

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

assets ultimately depends upon the existence of sufficient taxable income in the carryforward periods under the tax laws. We will continue analyzing, in subsequent reporting periods, the positive and negative evidence in determining the expected realization of our deferred tax assets.

The components of our net deferred tax asset were as follows.

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$133,796	$133,454
State net operating loss carryforwards	52,576	53,350
Stock-based compensation expense	28,944	26,771
Accrued liabilities	26,391	29,600
Asset impairment charges	20,613	31,137
Alternative minimum tax and other tax credit carryforwards	10,726	10,296
Inventory, additional costs capitalized for tax	3,833	3,466
Unrealized loss on marketable securities	—	2,787
Other	1,606	1,522

Total deferred tax assets	278,485	292,383
Valuation allowance	(263,561)	(281,178)

Total deferred tax assets, net of valuation allowance	14,924	11,205

Deferred tax liabilities:
Property, equipment and other assets	4,440	706
Deferred revenue	3,445	5,589
Unrealized gain on marketable securities	1,426	—
Inventory, additional costs capitalized for financial statement purposes	482	542
Accrued liabilities	758	32
Other, net	4,373	4,336

Total deferred tax liabilities	14,924	11,205

Net deferred tax asset	$—	$—

13.	Senior Notes

Our senior notes are not secured and, while the senior note indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by substantially all of our homebuilding segment subsidiaries. The following table sets forth the carrying amount of our senior notes as of September 30, 2012 and December 31, 2011, net of applicable discounts:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
5.375% Senior Notes due 2014	$249,574	$249,438
5.375% Senior Notes due 2015	249,885	249,857
5.625% Senior Notes due 2020	245,195	244,813

Total	$744,654	$744,108

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

14.	Stock Based Compensation

We account for share-based awards in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”), which requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period. Stock-based compensation awards are valued at fair value on the date of grant.

During the three and nine months ended September 30, 2012, we recognized $3.6 million and $8.4 million, respectively, for option grants, compared to $3.1 million and $7.3 million, respectively, during the same periods in the prior year. We recognized $1.3 million and $4.3 million for restricted stock awards during the three and nine months ended September 30, 2012, respectively, compared to $2.3 million and $4.8 million, respectively, during the same periods in the prior year.

On March 8, 2012, we granted a long term performance-based non-qualified stock option to each of our Chief Executive Officer and our Chief Operating Officer for 500,000 shares of common stock under our 2011 Equity Incentive Plan. The terms of the performance-based options provide that, over a three year period, one third of the option shares will vest as of March 1 following any fiscal year in which, in addition to the Company achieving a Home Gross Margin of at least 16.7% (as calculated in our 2011 Form 10-K, excluding warranty adjustments and interest), the Company achieves: (1) at least a 10% increase in total revenue over 2011 (166,667 option shares vest); (2) at least a 15% increase in total revenue over 2011 (166,667 option shares vest); or (3) at least a 20% increase in total revenue over 2011 (166,666 option shares vest). Any of the three tranches of option shares that are not performance vested by March 1, 2015 shall be forfeited. ASC 718 prohibits recognition of expense associated with performance based stock awards until achievement of the performance targets are probable of occurring. In the 2012 second quarter, we concluded that achievement of all the performance targets had met the level of probability required to record compensation expense at that time. At September 30, 2012, the achievement of all performance targets continues to be probable. As such, $1.8 million and $4.3 million of compensation expense was recognized related to the grant of these awards during the three and nine months ended September 30, 2012, respectively.

In accordance with ASC 718, the performance-based awards were valued at the fair value on the date of grant. The grant date fair value of these awards was $7.42 per share. The maximum potential expense that would be recognized by us if all of the performance targets were met would be approximately $7.4 million.

15.	Commitments and Contingencies

Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At September 30, 2012, we had issued and outstanding surety bonds and letters of credit totaling $56.0 million and $18.0 million, respectively, including $7.1 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $27.4 million and $3.1 million, respectively. In the event any such surety bonds or letters of credit issued by third parties are called, MDC could be obligated to reimburse the issuer of the bond or letter of credit.

Mortgage Loan Loss Reserves. In the normal course of business, we establish reserves for potential losses associated with HomeAmerican’s sale of mortgage loans to third-parties. These reserves are created to address repurchase and indemnity claims by third-party purchasers of the mortgage loans, which claims arise primarily out of allegations of homebuyer fraud at the time of origination of the loan. These reserves are based upon, among other things: (1) pending claims received from third-party purchasers associated with previously sold mortgage loans; and (2) a current assessment of the potential exposure associated with future claims of fraud in mortgage loans originated in prior periods. Our mortgage loan reserves are reflected as a component of accrued liabilities in the Financial Services section of the accompanying consolidated balance sheets, and the associated expenses are included in Expenses in the Financial Services section of the accompanying consolidated statements of operations.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The following table summarizes the mortgage loan loss reserve activity for the three months and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$799	$4,100	$442	$6,881
Expense provisions	160	3,035	615	4,332
Cash payments	(128)	(174)	(226)	(4,252)

Balance at end of period	$831	$6,961	$831	$6,961

During 2011, HomeAmerican reached settlements with third parties concerning claims and potential claims to repurchase certain previously sold mortgage loans, including a comprehensive settlement with Bank of America. We believe that the settlements substantially reduce our future exposure to liabilities associated with previously sold mortgage loans, as our experience was significantly worse for the mortgage loans sold that were covered by the Bank of America settlement when compared to the mortgage loans sold that were not covered by the settlement.

Legal Accruals. Because of the nature of the homebuilding business, we have been named as defendants in various claims, complaints and other legal actions arising in the ordinary course of business, including product liability claims and claims associated with the sale and financing of homes. In the opinion of management, the outcome of these ordinary course matters will not have a material adverse effect upon our financial condition, results of operations or cash flows.

For the three and nine months ended September 30 2012, we had a legal recovery of $2.2 million and various significant legal recoveries totaling $9.8 million, respectively, which were included in selling, general and administrative expenses. These recoveries were realized primarily from prior claims we had made in connection with various construction defect cases.

Lot Option Contracts. In the normal course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allows us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments and minimizes the amount of our land inventories on our consolidated balance sheets. Our obligation with respect to Option Contracts generally is limited to forfeiture of the related cash deposits and/or letters of credit. At September 30, 2012, we had cash deposits and letters of credit totaling $6.2 million and $3.3 million, respectively, at risk associated with the option to purchase 1,450 lots.

16.	Derivative Financial Instruments

We utilize certain derivative instruments in the normal course of business, which primarily include commitments to originate mortgage loans (interest rate lock commitments or locked pipeline) and forward sales of mortgage-backed securities commitments, both of which typically are short-term in nature. Forward sales securities commitments and private investor sales commitments are utilized to hedge changes in fair value of mortgage loan inventory and commitments to originate mortgage loans. At September 30, 2012, we had $76.1 million in interest rate lock commitments and $45.5 million in forward sales of mortgage-backed securities.

We record our mortgage loans held-for-sale at fair value to achieve matching of the changes in the fair value of our derivative instruments with the changes in fair values of hedged loans, without having to designate our derivatives as hedging instruments. For forward sales commitments, as well as commitments to originate mortgage loans that are still outstanding at the end of a reporting period, we record the fair value of the derivatives in Financial Services revenues in the consolidated statements of operations with an offset to Financial Services prepaid expenses and other assets or accrued liabilities in the accompanying consolidated balance sheets, depending on the nature of the change.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

17.	Mortgage Repurchase Facility

Mortgage Lending. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). This agreement was amended on September 21, 2012 and extended until September 20, 2013. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. As of September 30, 2012, the Mortgage Repurchase Facility had a maximum aggregate commitment of $50 million. At September 30, 2012 and December 31, 2011, we had $46.9 million and $48.7 million, respectively, of mortgage loans that we were obligated to repurchase under our Mortgage Repurchase Facility. Mortgage loans that we are obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility on the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a Pricing Rate equal to the greater of (i) the LIBOR Rate (as defined in the Mortgage Repurchase Facility) plus 2.5%, or (ii) 3.25%. The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants customary for agreements of this type. The negative covenants include, among others, (i) an Adjusted Tangible Net Worth requirement, (ii) a minimum Adjusted Tangible Net Worth Ratio, (iii) an Adjusted Net Income requirement, and (iv) a minimum Liquidity requirement. The foregoing terms are defined in the Mortgage Repurchase Facility. We believe we were in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility.

18.	Supplemental Guarantor Information

Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by the following subsidiaries (collectively, the “Guarantor Subsidiaries”), which are 100% owned by us.

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

Subsidiaries that do not guarantee our senior notes (collectively, the “Non-Guarantor Subsidiaries”) primarily include:

•	American Home Insurance

•	American Home Title

•	HomeAmerican

•	StarAmerican

•	Allegiant

•	Richmond American Homes of West Virginia, Inc.

•	Richmond American Homes of Washington, Inc.

We have determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and, accordingly, supplemental financial information for the Guarantor and Non-Guarantor Subsidiaries is presented below.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Balance Sheets

	September 30, 2012
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and cash equivalents	$231,595	$3,475	$203	$—	$235,273
Marketable securities	503,805	—	—	—	503,805
Restricted cash	—	2,084	—	—	2,084
Trade and other receivables	8,594	25,986	1,188	—	35,768
Inventories:
Housing completed or under construction	—	469,618	34,398	—	504,016
Land and land under development	—	376,059	17,111	—	393,170
Investment in subsidiaries	172,975	—	—	(172,975)	—
Other assets, net	42,454	29,956	8,995	—	81,405

Total homebuilding assets	959,423	907,178	61,895	(172,975)	1,755,521

Financial Services:
Cash and cash equivalents	—	—	28,524	—	28,524
Marketable securities	—	—	32,915	—	32,915
Mortgage loans held-for-sale, net	—	—	86,648	—	86,648
Prepaid expenses and other assets	—	—	6,515	(1,700)	4,815

Total financial services assets	—	—	154,602	(1,700)	152,902

Total Assets	$959,423	$907,178	$216,497	$(174,675)	$1,908,423

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$—	$46,958	$2,678	—	$49,636
Accrued liabilities	56,840	46,277	3,340	—	106,457
Advances and notes payable to parent and subsidiaries	(748,633)	721,772	33,776	(6,915)	—
Senior notes, net	744,654	—	—	—	744,654

Total homebuilding liabilities	52,861	815,007	39,794	(6,915)	900,747

Financial Services:
Accounts payable and other liabilities	—	—	54,226	—	54,226
Advances and notes payable to parent and subsidiaries	—	—	(5,215)	5,215	—
Mortgage repurchase facility	—	—	46,888	—	46,888

Total financial services liabilities	—	—	95,899	5,215	101,114

Total Liabilities	52,861	815,007	135,693	(1,700)	1,001,861

Equity:
Total Stockholder’s Equity	906,562	92,171	80,804	(172,975)	906,562

Total Liabilities and Stockholders’ Equity	$959,423	$907,178	$216,497	$(174,675)	$1,908,423

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Balance Sheets

	December 31, 2011
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and cash equivalents	$313,566	$2,771	$81	$—	$316,418
Marketable securities	485,434	—	—	—	485,434
Restricted cash	—	667	—	—	667
Trade and other receivables	8,368	12,740	485	—	21,593
Inventories:
Housing completed or under construction	—	280,932	19,782	—	300,714
Land and land under development	—	489,305	16,033	—	505,338
Investment in subsidiaries	126,768	—	—	(126,768)	—
Other assets, net	45,287	33,074	8,435	(96)	86,700

Total homebuilding assets	979,423	819,489	44,816	(126,864)	1,716,864

Financial Services:
Cash and cash equivalents	—	—	26,943	—	26,943
Marketable securities	—	—	34,509	—	34,509
Mortgage loans held-for-sale, net	—	—	78,335	—	78,335
Prepaid expenses and other assets	—	—	3,774	(1,700)	2,074

Total financial services assets	—	—	143,561	(1,700)	141,861

Total Assets	$979,423	$819,489	$188,377	$(128,564)	$1,858,725

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$—	$23,409	$2,236	—	$25,645
Accrued liabilities	67,199	50,271	1,814	(96)	119,188
Advances and notes payable to parent and subsidiaries	(700,520)	682,088	21,998	(3,566)	—
Senior notes, net	744,108	—	—	—	744,108

Total homebuilding liabilities	110,787	755,768	26,048	(3,662)	888,941

Financial Services:
Accounts payable and other liabilities	—	—	52,446	—	52,446
Advances and notes payable to parent and subsidiaries	—	—	(1,866)	1,866	—
Mortgage repurchase facility	—	—	48,702	—	48,702

Total financial services liabilities	—	—	99,282	1,866	101,148

Total Liabilities	110,787	755,768	125,330	(1,796)	990,089

Equity:
Total Stockholder’s Equity	868,636	63,721	63,047	(126,768)	868,636

Total Liabilities and Stockholders’ Equity	$979,423	$819,489	$188,377	$(128,564)	$1,858,725

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statements of Operations

	Three Months Ended September 30, 2012
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$—	$303,503	$18,919	$(1,760)	$320,662
Cost of Sales	—	(257,322)	(15,507)	1,760	(271,069)
Inventory impairments	—	—	—	—	—

Gross margin	—	46,181	3,412	—	49,593

Selling, general, and administrative expenses	(15,461)	(29,164)	(163)	—	(44,788)
Equity income (loss) of subsidiaries	26,656	—	—	(26,656)	—
Interest income	5,364	1	—	—	5,365
Interest expense	—	—	—	—	—
Other income (expense)	97	132	(213)	—	16

Homebuilding pretax income (loss)	16,656	17,150	3,036	(26,656)	10,186

Financial Services:
Financial services pretax income	—	—	9,298	—	9,298

Income (loss) before income taxes	16,656	17,150	12,334	(26,656)	19,484
(Provision) benefit for income taxes	3,470	586	(3,414)	—	642

Net income (loss)	$20,126	$17,736	$8,920	$(26,656)	$20,126

	Three Months Ended September 30, 2011
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$—	$193,857	$13,155	$(1,396)	$205,616
Cost of Sales	—	(161,751)	(10,812)	1,396	(171,167)
Inventory impairments	—	(4,049)	—	—	(4,049)

Gross margin	—	28,057	2,343	—	30,400

Selling, general, and administrative expenses	(15,106)	(28,704)	(2,550)	—	(46,360)
Equity income (loss) of subsidiaries	(4,022)	—	—	4,022	—
Interest income	5,958	6	—	—	5,964
Interest expense	(3,641)	—	—	—	(3,641)
Other income (expense)	(17,318)	(2,742)	(42)	—	(20,102)

Homebuilding pretax income (loss)	(34,129)	(3,383)	(249)	4,022	(33,739)

Financial Services:
Financial services pretax income (loss)	—	—	(450)	—	(450)

Income (loss) before income taxes	(34,129)	(3,383)	(699)	4,022	(34,189)
(Provision) benefit for income taxes	2,419	(1)	61	—	2,479

Net income (loss)	$(31,710)	$(3,384)	$(638)	$4,022	$(31,710)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statements of Operations

	Nine Months Ended September 30, 2012
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$—	$720,358	$49,632	$(4,713)	$765,277
Cost of Sales	—	(616,077)	(41,787)	4,713	(653,151)
Inventory impairments	—	—	—	—	—

Gross margin	—	104,281	7,845	—	112,126

Selling, general, and administrative expenses	(38,030)	(77,535)	(2,570)	—	(118,135)
Equity income (loss) of subsidiaries	46,776	—	—	(46,776)	—
Interest income	16,642	9	—	—	16,651
Interest expense	(778)	(30)	—	—	(808)
Other income (expense)	535	208	(151)	—	592

Homebuilding pretax income (loss)	25,145	26,933	5,124	(46,776)	10,426

Financial Services:
Financial services pretax income (loss)	—	—	20,838	—	20,838

Income (loss) before income taxes	25,145	26,933	25,962	(46,776)	31,264
(Provision) benefit for income taxes	7,884	1,519	(7,638)	—	1,765

Net income (loss)	$33,029	$28,452	$18,324	$(46,776)	$33,029

	Nine Months Ended September 30, 2011
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$—	$556,078	$26,938	$(5,085)	$577,931
Cost of Sales	—	(475,005)	(23,083)	5,085	(493,003)
Inventory impairments	—	(12,682)	—	—	(12,682)

Gross margin	—	68,391	3,855	—	72,246

Selling, general, and administrative expenses	(48,170)	(90,527)	(4,474)	—	(143,171)
Equity income (loss) of subsidiaries	(23,295)	—	—	23,295	—
Interest income	19,413	24	—	—	19,437
Interest expense	(19,642)	—	—	—	(19,642)
Other income (expense)	(15,255)	(5,755)	25	—	(20,985)

Homebuilding pretax income (loss)	(86,949)	(27,867)	(594)	23,295	(92,115)

Financial Services:
Financial services pretax income	—	—	4,419	—	4,419

Income (loss) before income taxes	(86,949)	(27,867)	3,825	23,295	(87,696)
(Provision) benefit for income taxes	7,380	2,583	(1,836)	—	8,127

Net income (loss)	$(79,569)	$(25,284)	$1,989	$23,295	$(79,569)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statements of Cash Flows

	Nine Months Ended September 30, 2012
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$39,291	$(37,887)	$(5,083)	$(46,776)	$(50,455)

Net cash provided by (used in) investing activities	(8,106)	(719)	1,756	—	(7,069)

Financing activities:
Payments from (advances to) subsidiaries	(92,930)	39,310	6,844	46,776	—
Mortgage repurchase facility	—	—	(1,814)	—	(1,814)
Dividend payments	(36,046)	—	—	—	(36,046)
Proceeds from the exercise of stock options	15,820	—	—	—	15,820

Net cash provided by (used in) financing activities	(113,156)	39,310	5,030	46,776	(22,040)

Net increase (decrease) in cash and cash equivalents	(81,971)	704	1,703	—	(79,564)
Cash and cash equivalents:
Beginning of period	313,566	2,771	27,024	—	343,361

End of period	$231,595	$3,475	$28,727	$—	$263,797

	Nine Months Ended September 30, 2011
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(39,482)	$(77,129)	$12,567	$23,301	$(80,743)

Net cash provided by (used in) investing activities	413,999	(20)	(32,817)	—	381,162

Financing activities:
Extinguishment of senior notes	(254,903)	—	—	—	(254,903)
Payments from (advances to) subsidiaries	(86,833)	75,707	34,427	(23,301)	—
Mortgage repurchase facility	—	—	(14,726)	—	(14,726)
Dividend payments	(35,560)	—	—	—	(35,560)
Proceeds from the exercise of stock options	46	—	—	—	46

Net cash provided by (used in) financing activities	(377,250)	75,707	19,701	(23,301)	(305,143)

Net increase (decrease) in cash and cash equivalents	(2,733)	(1,442)	(549)	—	(4,724)
Cash and cash equivalents:
Beginning of period	535,035	4,287	32,903	—	572,225

End of period	$532,302	$2,845	$32,354	$—	$567,501

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

M.D.C. HOLDINGS, INC.

Selected Financial Information (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$320,647	$204,886	$761,857	$574,432
Land sale revenues	15	730	3,420	3,499

Total home sale and land revenues	320,662	205,616	765,277	577,931

Home cost of sales	(271,067)	(170,443)	(649,941)	(490,521)
Land cost of sales	(2)	(724)	(3,210)	(2,482)
Inventory impairments	—	(4,049)	—	(12,682)

Total cost of sales	(271,069)	(175,216)	(653,151)	(505,685)

Gross margin	49,593	30,400	112,126	72,246

Gross margin %	15.5%	14.8%	14.7%	12.5%

Selling, general and administrative expenses	(44,788)	(46,360)	(118,135)	(143,171)
Interest income	5,365	5,964	16,651	19,437
Interest expense	—	(3,641)	(808)	(19,642)
Other income (expense)	16	(20,102)	592	(20,985)

Homebuilding pretax income (loss)	10,186	(33,739)	10,426	(92,115)

Financial Services:
Revenues	14,454	6,322	34,304	20,480
Expenses	(5,156)	(6,772)	(13,466)	(16,061)

Financial services pretax income (loss)	9,298	(450)	20,838	4,419

Income (loss) before income taxes	19,484	(34,189)	31,264	(87,696)
Benefit from income taxes	642	2,479	1,765	8,127

Net income (loss)	$20,126	$(31,710)	$33,029	$(79,569)

Earnings (loss) per share:
Basic	$0.42	$(0.68)	$0.69	$(1.72)
Diluted	$0.41	$(0.68)	$0.68	$(1.72)
Weighted Average Common Shares Outstanding:
Basic	47,761,307	46,736,638	47,499,429	46,717,408
Diluted	48,173,315	46,736,638	47,818,188	46,717,408
Dividends declared per share	$0.25	$0.25	$0.75	$0.75
Cash provided by (used in):
Operating Activities	$(34,865)	$(11,486)	$(50,455)	$(80,743)
Investing Activities	$(45,314)	$88,203	$(7,069)	$381,162
Financing Activities	$17,852	$(265,051)	$(22,040)	$(305,143)

Overview

Over the past few quarters, we implemented a series of strategic initiatives designed to help us achieve a goal of generating full-year profitability in 2012. These initiatives were previously discussed in detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form 10-K for the year ended December 31, 2011. In addition, during the first nine months of 2012, we took advantage of a recovering housing market and better overall economic conditions in most of our markets.

As a result, we achieved our third consecutive quarterly operating profit during the 2012 third quarter, with net income increasing by more than $50 million over the prior year. Our favorable results were largely attributable to improved operating profits from our homebuilding segment, which experienced significant revenue growth as well as operating margin expansion. In addition, our financial services segment produced considerably better results as we took advantage of favorable mortgage market conditions, including increased volume and margins for our mortgage loan products.

For the 2012 third quarter, we reported net income of $20.1 million, or $0.41 per diluted share, compared to a net loss of $31.7 million, or $0.68 per diluted share for the year earlier period. The improvement in our quarterly performance was driven primarily by a 57% increase in home sale revenues, an 860 basis point reduction in our homebuilding selling, general and administrative (“SG&A”) expenses as a percentage of home sale revenues, a $4.0 million reduction in inventory impairments, a $3.6 million decrease in interest expense and a $9.7 million increase in our financial services segment pretax income.

For the nine months ended September 30, 2012, we reported net income of $33.0 million, or $0.68 per diluted share, compared to a net loss of $79.6 million, or $1.72 per diluted share for the year earlier period. The improvement in our performance was driven primarily by a 33% increase in home sale revenues, a 940 basis point reduction in our homebuilding SG&A expenses as a percentage of home sale revenues, an $18.8 million decrease in interest expense, a $12.7 million reduction in impairments, and a $16.4 million increase in our financial services segment pretax income.

Both the three and nine month periods ended September 30, 2012 also benefited from a decrease in other expense, which was higher for the three and nine months ended September 30, 2011 due to an $18.6 million charge related to the early extinguishment of debt.

As the overall housing market has continued to show signs of recovery over the last several quarters, our efforts to improve our sales process, product offering and cancellation rate has also helped us drive significantly improved sales results. During the 2012 third quarter, net new orders increased 69% year-over-year to 1,008 homes, driven by a 78% improvement in our absorption pace per community and a 1,700 basis point reduction in our cancellation rate. At the same time, we have worked to balance our improved absorption pace by increasing home prices and reducing incentives in many subdivisions across the country. This effort has helped us improve our gross margin from home sales both year-over-year and sequentially for the 2012 third quarter.

For the nine months ended September 30, 2012, our net orders were up 47% year-over-year to 3,473 homes. With our quarter-end backlog up 52% over the prior year, coupled with the positive net income recorded to date in 2012, we believe we are well positioned to achieve our goal of reaching profitability for 2012.

Our financial position remained strong at the end of the quarter, as evidenced by our total cash and marketable securities of $801 million, which exceeded the amount of our senior note debt by $56 million. We believe that our strong financial position gives us a competitive advantage as we pursue attractive land acquisition opportunities as the housing market improves, which can help us further grow our operations in the future.

Homebuilding

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	(Dollars in thousands)
Homebuilding pretax income (loss):
West	$8,334	$(2,584)	$10,918	$11,178	$(18,981)	$30,159
Mountain	6,951	2,988	3,963	13,746	552	13,194
East	4,417	(2,518)	6,935	6,717	(6,819)	13,536
Other	490	(1,514)	2,004	426	(3,206)	3,632
Corporate	(10,006)	(30,111)	20,105	(21,641)	(63,661)	42,020

Total homebuilding pretax income (loss)	$10,186	$(33,739)	$43,925	$10,426	$(92,115)	$102,541

For the 2012 third quarter, we reported homebuilding pretax income of $10.2 million, compared to a pretax loss of $33.7 million for the third quarter of 2011. The $43.9 million improvement in our homebuilding financial performance was driven primarily by a 57% increase in home sale revenues, a 70 basis point improvement in our gross margin from home sales, an 860 basis point reduction in our SG&A expenses as a percentage of home sale revenues and a $3.6 million decrease in our interest expense.

For the nine months ended September 30, 2012, we reported homebuilding pretax income of $10.4 million, compared to a pretax loss of $92.1 million for the same period in 2011. The $102.5 million improvement in our homebuilding financial performance was driven primarily by a 33% increase in home sale revenues, a 230 basis point improvement in our gross margin from home sales, a $25 million reduction in our SG&A expenses and an $18.8 million decrease in our interest expense.

In addition, both the three and nine month periods ended September 30, 2011 were negatively impacted by an $18.6 million charge related to the early extinguishment of $237 million of debt.

Our West, Mountain, East and Other segments all showed improvements in pretax results for the three and nine months ended September 30, 2012 when compared with the same periods in 2011. The improvements in each of these segments were driven by reductions in SG&A expenses and improvements in our gross margins in certain markets. The improvements in pretax results were also aided by increases in our homebuilding revenues in our West, Mountain and East segments due to increases in homebuilding deliveries and average price per home delivered. Our pretax results for our non-operating Corporate segment improved $20.1 million and $42.0 million, respectively, for the three and nine months ended September 30, 2012 due primarily to reductions in both interest and SG&A expenses, which included a legal recovery of $2.2 million and various significant legal recoveries totaling $9.8 million, respectively, and an $18.6 million reduction in loss on extinguishment of senior debt that was recorded in the third quarter 2011.

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Homebuilding assets:
West	$376,167	$346,442
Mountain	329,436	262,787
East	229,478	223,606
Other	33,995	31,468
Corporate	786,445	852,561

Total homebuilding assets	$1,755,521	$1,716,864

Homebuilding assets in the West and Mountain segments increased $29.7 million and $66.6 million, respectively, from December 31, 2011 to September 30, 2012, primarily due to increases in construction activity and related inventory balances. Homebuilding assets in the Corporate segment decreased $66.1 million from December 31, 2011 to September 30, 2012, primarily due to a $64 million decrease in cash and marketable securities related to further investments in inventories.

Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	Amount	%	2012	2011	Amount	%
	(Dollars in thousands)
Home and land sale revenues
West	$148,037	$70,676	$77,361	109%	$335,002	$181,129	$153,873	85%
Mountain	96,335	81,945	14,390	18%	236,625	229,879	6,746	3%
East	63,463	36,390	27,073	74%	160,360	129,667	30,693	24%
Other	12,827	16,605	(3,778)	-23%	33,290	37,256	(3,966)	-11%

Total home and land sale revenues	$320,662	$205,616	$115,046	56%	$765,277	$577,931	$187,346	32%

Total home and land sale revenues for the 2012 third quarter increased 56% to $320.7 million compared to $205.6 million for the prior year period. For the nine months ended September 30, 2012, total home and land sales revenues increased 32% to $765.3 million compared to $577.9 million for the prior year period. The increase in revenues for both periods was driven primarily by changes to the number and average price of new home deliveries as shown in the table below.

New Home Deliveries

	Three Months Ended September 30,
	2012			2011			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	203	$44,877	$221.1	126	$25,272	$200.6	61%	78%	10%
California	131	46,580	355.6	58	17,883	308.3	126%	160%	15%
Nevada	178	37,679	211.7	77	14,387	186.8	131%	162%	13%
Washington	63	18,894	299.9	49	13,135	268.1	29%	44%	12%

West	575	148,030	257.4	310	70,677	228.0	85%	109%	13%

Colorado	229	81,706	356.8	189	65,234	345.2	21%	25%	3%
Utah	53	14,632	276.1	58	16,712	288.1	-9%	-12%	-4%

Mountain	282	96,338	341.6	247	81,946	331.8	14%	18%	3%

Maryland	65	29,382	452.0	47	21,020	447.2	38%	40%	1%
Virginia	67	34,069	508.5	36	15,370	426.9	86%	122%	19%

East	132	63,451	480.7	83	36,390	438.4	59%	74%	10%

Florida	50	12,828	256.6	63	14,592	231.6	-21%	-12%	11%
Illinois	—	—	—	4	1,281	320.3	N/M	N/M	N/M

Other Homebuilding	50	12,828	256.6	67	15,873	236.9	-25%	-19%	8%

Total	1,039	$320,647	$308.6	707	$204,886	$289.8	47%	57%	6%

N/M - Not meaningful

New Home Deliveries

	Nine Months Ended September 30,
	2012			2011			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	418	$89,920	$215.1	301	$57,183	$190.0	39%	57%	13%
California	319	107,768	337.8	168	52,554	312.8	90%	105%	8%
Nevada	439	87,735	199.9	223	42,150	189.0	97%	108%	6%
Washington	166	48,060	289.5	100	26,912	269.1	66%	79%	8%

West	1,342	333,483	248.5	792	178,799	225.8	69%	87%	10%

Colorado	539	192,923	357.9	537	180,256	335.7	0%	7%	7%
Utah	151	41,874	277.3	178	49,185	276.3	-15%	-15%	0%

Mountain	690	234,797	340.3	715	229,441	320.9	-3%	2%	6%

Maryland	156	67,953	435.6	153	65,506	428.1	2%	4%	2%
Virginia	196	92,395	471.4	151	64,161	424.9	30%	44%	11%

East	352	160,348	455.5	304	129,667	426.5	16%	24%	7%

Florida	133	32,678	245.7	154	34,951	227.0	-14%	-7%	8%
Illinois	2	551	275.5	5	1,574	314.8	-60%	-65%	-12%

Other Homebuilding	135	33,229	246.1	159	36,525	229.7	-15%	-9%	7%

Total	2,519	$761,857	$302.4	1,970	$574,432	$291.6	28%	33%	4%

The increase in new home deliveries for the three and nine months ended September 30, 2012 was primarily attributable to increases of 42% and 24%, respectively, in the number of homes in backlog to start those periods as compared to the prior year. The West segment was the primary driver of the increase, as beginning backlog rose 71% and 91% year-over-year for the three and nine months ended September 30, 2012, respectively, due to increased demand, particularly in our Arizona, California and Nevada markets.

Our consolidated average home price increased 6% and 4%, respectively, for the three and nine months ended September 30, 2012, primarily due to a mix shift in closings to more desirable communities within individual markets, coupled with increased prices and lower incentives in certain of our markets, particularly in the West segment.

Gross Margin

Gross margin from home sales for the 2012 third quarter was 15.5% versus 14.8% for the year earlier period. The increase in our gross margin was attributable in part to a reduction in impairment charges from $4.0 million in the 2011 third quarter to no impairments in the 2012 third quarter, which was offset by a $6.4 million benefit recorded in the 2011 third quarter from the settlement of a construction defect claim and the impact of project close-out adjustments. In addition, the 2011 third quarter also benefited from a $1.0 million warranty accrual reduction, while the 2012 third quarter did not include any warranty accrual adjustments. These positive 2011 third quarter adjustments more than offset the impairments recorded during that quarter.

On a sequential basis, our 2012 third quarter gross margin from home sales was up 130 basis points to 15.5% as compared to 14.2% for the 2012 second quarter. The sequential improvement in our gross margins from home sales was driven by increasing home prices and reducing incentives in many of our communities.

Gross margin from home sales for the nine months ended September 30, 2012 was 14.7% versus 12.4% for the year earlier period. The primary reason for the increase was a reduction in impairment charges from $12.7 million for the nine months ended September 30, 2011 to no impairments in the same period for 2012. The nine months ended September 30, 2011 also included a $3.2 million benefit related to a warranty accrual reduction and a $6.4 million benefit adjustment referenced above, which partially offset the decrease in impairments, while the 2012 nine month period did not include any similar benefits.

Excluding inventory impairments, warranty accrual adjustments and interest in cost of sales, our adjusted gross margin percentage from home sales for the three and nine months ended September 30, 2012 was 18.2% and 17.4%, respectively, compared to 18.9% and 16.6% for the same periods in 2011 (please see table set forth below reconciling this non-GAAP measure to our gross margin from home sales). Both 2011 periods included the $6.4 million benefit discussed above related to the settlement of a construction defect claim and the impact of project close-out adjustments, while both 2012 periods were positively impacted by delivering a higher percentage of homes started with a buyer under contract, which historically have been more profitable than homes that are started without a buyer under contract. In addition, our gross margin percentage for the 2012 periods benefited from a reduction in incentives as well as price increases in many of our communities across the country, partially offset by reduced spending on home upgrades, as we are including a higher level of upgrades in our base home price in communities across the country.

The table set forth below is a reconciliation of our gross margin and gross margin percentage, as reported, to gross margin from home sales and gross margins from home sales excluding inventory impairments, warranty adjustments and interest in home cost of sales.

	Three Months Ended				Nine Months Ended
	September 30, 2012	Gross Margin %	September 30, 2011	Gross Margin %	September 30, 2012	Gross Margin %	September 30, 2011	Gross Margin %
	(Dollars in thousands)				(Dollars in thousands)
Gross Margin	$49,593	15.5%	$30,400	14.8%	$112,126	14.7%	$72,246	12.5%
Less: Land Sales Revenue	(15)		(730)		(3,420)		(3,499)
Add: Land Cost of Sales	2		724		3,210		2,482

Gross Margin from Home Sales	$49,580	15.5%	$30,394	14.8%	$111,916	14.7%	$71,229	12.4%
Add: Inventory Impairments	—		4,049		—		12,682
Add: Interest in Cost of Sales	8,655		5,140		20,654		14,797
Less: Warranty Adjustments	—		(955)		—		(3,218)

Adjusted Gross Margin from Home Sales (1)	$58,235	18.2%	$38,628	18.9%	$132,570	17.4%	$95,490	16.6%

(1)	Adjusted gross margin from home sales is a non-GAAP financial measure. We believe this information is meaningful as it isolates the impact that inventory impairments, warranty adjustments and interest have on our Gross Margin from Home Sales and permits investors to make better comparisons with our competitors, who also break out and adjust gross margins in a similar fashion. Furthermore, this measure is used by us as one financial metric criteria for which performance-based stock options for certain executive officers are based on.

Inventory Impairments

We did not recognize any impairments for the three and nine months ended September 30, 2012. Impairments recognized for the three and nine months ended September 30, 2011 are shown in the table below:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$484	$1,438
Mountain	210	449
East	—	—
Other	93	93

Subtotal	787	1,980

Land and Land Under Development:
West	1,193	7,112
Mountain	550	1,786
East	—	285
Other	1,519	1,519

Subtotal	3,262	10,702

Inventory Impairments	$4,049	$12,682

The impairments resulted from a decline in the market value of land and homes, primarily in our California, Nevada, Utah, and Illinois markets.

The following table shows the number of subdivisions and carrying value of the inventory we tested for impairment during the first three quarters of 2012 and 2011. The table also includes impairments that we recorded during such periods, as well as the quarter-end fair value, number of lots and number of subdivisions for the impaired inventories:

Three Months Ended	Total Subdivisions Tested for Impairment During Quarter	Carrying Value of Inventory Tested for Impairment During Quarter	Carrying Value of Impaired Inventory Before Impairment at Quarter End	Inventory Impairments	Fair Value of Impaired Inventory at Quarter End	Number of Subdivisions Impaired During the Quarter	Number of Lots Impaired During the Quarter
	(Dollars in thousands)
March 31, 2012	33	$81,492	$—	$—	$—	—	—
June 30, 2012	27	63,616	—	—	—	—	—
September 30, 2012	22	62,681	—	—	—	—	—

Nine Month Total	82	$207,789	$—	$—	$—	—	—

March 31, 2011	10	$80,915	$—	$—	$—	—	—
June 30, 2011	49	95,407	29,205	8,633	20,572	9	392
September 30, 2011	50	109,247	22,613	4,049	18,564	11	313

Nine Month Total	109	$285,569	$51,818	$12,682	$39,136	20	705

Selling, General and Administrative Expenses

Our 2012 third quarter SG&A expenses fell slightly to $44.8 million, compared to $46.4 million for the 2011 third quarter. The decrease in SG&A was attributable to a $4.6 million decrease in general and administrative expenses, including a $2.2 million legal recovery and reductions in salaries and other overhead costs, partially offset by a $3.8 million increase in commission expenses, which was driven by our increase in home sale revenues.

For the nine months ended September 30, 2012, SG&A expenses decreased 18%, or $25.0 million, to $118.1 million, compared to $143.2 million for same period in 2011. The decrease in SG&A is attributable to a $27.1 million decrease in general and administrative expenses, including $9.8 million in various significant legal recoveries and reductions in salaries and other overhead costs, as well as a $3.7 million decline in our marketing expenses. These items were partially offset by a $5.8 million increase in commission expenses, which was driven by our increase in home sale revenues.

The decreased SG&A expenses, combined with increased revenues, resulted in better operating leverage, with SG&A expenses as a percentage of home sales revenues decreasing to 14.0% and 15.5%, respectively, for the three and nine months ended September 30, 2012, versus 22.6% and 24.9%, respectively, for the same periods in 2011.

Interest Income

Our interest income for the three and nine months ended September 30, 2012 was $5.4 million and $16.7 million, respectively, compared to $6.0 million and $19.4 million, respectively, for the same periods in 2011. The decreases were attributable to a year-over-year decline in our cash and cash equivalents and marketable securities balance resulting from the repayment of $500 million of senior notes during the second half of 2011, which was partially offset by an increase in the overall rate of return earned by us on those balances.

Interest Expense

We expensed no interest and $0.8 million of interest for the three and nine months ended September 30, 2012, respectively, related to the portion of our homebuilding debt that exceeded our qualified assets, compared to $3.6 million and $19.6 million, respectively for the three and nine months ended September 30, 2011. The significant year-over-year decreases in interest expense related primarily to our repayment of $500 million of senior debt during the last half of 2011, which significantly reduced the amount by which our homebuilding debt exceeded our qualified assets. During the third quarter of 2012, qualified assets exceeded homebuilding debt, resulting in no interest charge for the 2012 third quarter.

Other Income (Expense)

For the three and nine months ended September 30, 2012, our other income was $16,000 and $0.6 million, respectively, compared to other expense of $20.1 million and $21.0 million for the three and nine months ended September 30, 2011. Other expense in both the three and nine month periods ended September 30, 2011 was largely related to an $18.6 million charge for the early extinguishment of $237 million of debt.

Other Homebuilding Operating Data

Net New Orders:

	Three Months Ended September 30,
	2012			2011			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	136	$30,441	$223.8	104	$19,127	$183.9	31%	59%	22%
California	173	56,507	326.6	53	16,526	311.8	226%	242%	5%
Nevada	131	30,944	236.2	107	18,220	170.3	22%	70%	39%
Washington	71	21,998	309.8	42	10,737	255.6	69%	105%	21%

West	511	139,890	273.8	306	64,610	211.1	67%	117%	30%

Colorado	251	84,575	337.0	147	51,812	352.5	71%	63%	-4%
Utah	66	20,220	306.4	38	10,604	279.1	74%	91%	10%

Mountain	317	104,795	330.6	185	62,416	337.4	71%	68%	-2%

Maryland	39	18,031	462.3	48	25,178	524.5	-19%	-28%	-12%
Virginia	88	42,554	483.6	42	18,586	442.5	110%	129%	9%

East	127	60,585	477.0	90	43,764	486.3	41%	38%	-2%

Florida	53	12,918	243.7	16	4,379	273.7	231%	195%	-11%
Illinois	—	—	—	(2)	(564)	282.0	N/M	N/M	N/M

Other	53	12,918	243.7	14	3,815	272.5	279%	239%	-11%

Total	1,008	$318,188	$315.7	595	$174,605	$293.5	69%	82%	8%

N/M - Not meaningful

	Nine Months Ended September 30,
	2012			2011			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	569	$124,723	$219.2	390	$74,007	$189.8	46%	69%	15%
California	511	175,533	343.5	247	73,341	296.9	107%	139%	16%
Nevada	522	114,823	220.0	349	64,256	184.1	50%	79%	20%
Washington	216	64,040	296.5	68	17,464	256.8	218%	267%	15%

West	1,818	479,119	263.5	1,054	229,068	217.3	72%	109%	21%

Colorado	797	276,767	347.3	560	190,560	340.3	42%	45%	2%
Utah	203	60,491	298.0	214	59,154	276.4	-5%	2%	8%

Mountain	1,000	337,258	337.3	774	249,714	322.6	29%	35%	5%

Maryland	235	103,079	438.6	168	75,626	450.2	40%	36%	-3%
Virginia	276	136,740	495.4	205	88,669	432.5	35%	54%	15%

East	511	239,819	469.3	373	164,295	440.5	37%	46%	7%

Florida	142	33,502	235.9	158	36,339	230.0	-10%	-8%	3%
Illinois	2	550	275.0	5	1,477	295.4	-60%	-63%	-7%

Other	144	34,052	236.5	163	37,816	232.0	-12%	-10%	2%

Total	3,473	$1,090,248	$313.9	2,364	$680,893	$288.0	47%	60%	9%

Net new orders for the 2012 third quarter increased 69% to 1,008 homes, compared with 595 homes during the 2011 third quarter. For the nine months ended September 30, 2012, net new orders increased 47% to 3,473 homes, compared with 2,364 homes during the same period in 2011. Our monthly sales absorption rates for the three and nine month ended September 30, 2012 were 2.0 and 2.2 per community, respectively, compared to 1.1 and 1.6 per community for the three and nine months ended September 30, 2011. We experienced substantial order growth in most of our homebuilding segments due to a combination of a change in our sales processes and procedures, and the overall improvement in housing market conditions. Our West and Mountain segments experienced the most significant increases, due to particularly strong demand.

Active Subdivisions:

	September 30,
	2012	2011	% Change
Arizona	14	26	-46%
California	18	16	13%
Nevada	16	20	-20%
Washington	12	10	20%

West	60	72	-17%

Colorado	45	47	-4%
Utah	16	21	-24%

Mountain	61	68	-10%

Maryland	17	14	21%
Virginia	13	13	0%

East	30	27	11%

Florida	15	15	0%

Other Homebuilding	15	15	0%

Total	166	182	-9%

Average for quarter ended	170	179	-5%

Average for nine months ended	177	165	7%

At September 30, 2012, we had 166 active subdivisions, down 9% from 182 active subdivisions at September 30, 2011. The decrease was primarily caused by our decision to slow the pace of new community acquisitions during the second half of 2011 in light of uncertainties regarding future economic conditions at that time. In addition, higher than expected sales for the first nine months of 2012 resulted in certain subdivisions selling out more quickly than anticipated.

Cancellation Rate:

	Three Months Ended September 30,		Change in Percentage	Nine Months Ended September 30,		Change in Percentage
	2012	2011		2012	2011
Arizona	24%	41%	-17%	19%	31%	-12%
California	24%	51%	-27%	22%	38%	-16%
Nevada	20%	43%	-23%	17%	33%	-16%
Washington	23%	25%	-2%	18%	24%	-6%

West	23%	42%	-19%	19%	33%	-14%

Colorado	28%	37%	-9%	24%	35%	-11%
Utah	23%	55%	-32%	22%	37%	-15%

Mountain	27%	42%	-15%	24%	36%	-12%

Maryland	57%	41%	16%	33%	39%	-6%
Virginia	22%	42%	-20%	27%	27%	0%

East	37%	42%	-5%	30%	33%	-3%

Florida	24%	76%	-52%	0%	40%	-40%
Illinois	0%	0%	0%	24%	58%	-34%

Other	24%	76%	-52%	23%	41%	-18%

Total	27%	44%	-17%	22%	35%	-13%

Our cancellation rate for the three and nine months ended September 30, 2012 was 27% and 22%, respectively, compared to 44% and 35%, respectively, for the same periods in the prior year. The improvement in our cancellation rate reflects overall improvement in housing market conditions and the implementation of more strict underwriting standards for recognizing new home orders as a part of our efforts to improve our sales processes. We experienced our highest cancellation rate in the East segment, due in our Maryland market resulting from efforts to reduce contingent buyers in backlog, and we experienced our lowest cancellation rate in the West segment, due to strong demand in each market within this segment.

Backlog:

	September 30,
	2012			2011			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	279	$62,902	$225.5	173	$34,474	$199.3	61%	82%	13%
California	310	104,825	338.1	158	48,476	306.8	96%	116%	10%
Nevada	239	56,902	238.1	202	39,432	195.2	18%	44%	22%
Washington	104	33,885	325.8	44	11,675	265.3	136%	190%	23%

West	932	258,514	277.4	577	134,057	232.3	62%	93%	19%

Colorado	491	179,779	366.1	296	105,850	357.6	66%	70%	2%
Utah	120	35,745	297.9	105	29,667	282.5	14%	20%	5%

Mountain	611	215,524	352.7	401	135,517	337.9	52%	59%	4%

Maryland	192	80,876	421.2	141	61,567	436.6	36%	31%	-4%
Virginia	183	91,993	502.7	124	56,480	455.5	48%	63%	10%

East	375	172,869	461.0	265	118,047	445.5	42%	46%	3%

Florida	79	20,052	253.8	68	16,926	248.9	16%	18%	2%
Illinois	—	—	—	1	329	329.1	N/M	N/M	N/M

Other Homebuilding	79	20,052	253.8	69	17,255	250.1	14%	16%	1%

Total	1,997	$666,959	$334.0	1,312	$404,876	$308.6	52%	65%	8%

N/M - Not meaningful

We ended the 2012 third quarter with 1,997 homes in backlog, with an estimated sales value of $667.0 million, compared with a backlog of 1,312 homes with an estimated sales value of $404.9 million at September 30, 2011. The 52% increase in the number of homes in our backlog was primarily the result of the increase in net orders during the three and nine months ended September 30, 2012. Our West segment experienced the strongest growth in backlog due to improved market conditions.

Homes Completed or Under Construction (WIP lots):

	September 30,
	2012	2011	% Change
Unsold
Completed	137	85	61%
Under construction - frame	391	314	25%
Under construction - foundation	233	85	174%

Total unsold started homes	761	484	57%
Sold homes under construction or completed	1,463	871	68%
Model homes	229	220	4%

Total homes completed or under construction	2,453	1,575	56%

Our total homes completed or under construction increased to 2,453 at September 30, 2012 from 1,575 at September 30, 2011, primarily relating to a higher number of sold homes started in light of our year-over-year increase in backlog. We also intentionally increased our inventory of unsold started homes based on the overall improvement in housing market conditions and increased demand for started homes.

Lots Owned and Optioned (including homes completed or under construction):

	September 30, 2012			September 30, 2011
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total
Arizona	938	63	1,001	981	96	1,077
California	1,065	112	1,177	1,306	—	1,306
Nevada	994	61	1,055	1,091	75	1,166
Washington	524	212	736	312	182	494

West	3,521	448	3,969	3,690	353	4,043

Colorado	3,325	433	3,758	3,103	464	3,567
Utah	557	13	570	545	273	818

Mountain	3,882	446	4,328	3,648	737	4,385

Maryland	584	358	942	446	730	1,176
Virginia	547	103	650	566	192	758

East	1,131	461	1,592	1,012	922	1,934

Florida	321	95	416	233	373	606
Illinois	123	—	123	123	—	123

Other	444	95	539	356	373	729

Total	8,978	1,450	10,428	8,706	2,385	11,091

During the last half of 2011, we reduced our land acquisition activities and terminated options to purchase lots in certain markets, as we determined we had a sufficient lot supply to satisfy existing demand. As a result, our supply of lots owned and optioned at September 30, 2012 decreased 4% year-over-year. The most significant decreases occurred in our Utah, Maryland, Florida and California markets, partially offset by increases in our Washington market and Colorado. However, on a sequential basis, our lot supply increased for the first time in six quarters, as the number of lots we acquired increased 140% from approximately 500 during the 2012 second quarter to more than 1,200 in the 2012 third quarter. Given the recent improvement in industry conditions, we are actively looking to increase our lot supply in all of our markets.

Financial Services

We reported financial services pretax income of $9.3 million and $20.8 million, respectively, for the three and nine months ended September 30, 2012, compared to a pretax loss of $0.5 million and pretax income of $4.4 million, respectively, for the same periods in 2011. The increase in our financial services’ pretax income was primarily driven by increases of $9.0 million and $15.5 million in our mortgage operation’s pretax income for the three and nine months ended September 30, 2012, respectively, when compared to the same periods in 2011. The improvement in our mortgage operation’s profitability was driven largely by year-over-year increases in the gains on sales of mortgage loans and the corresponding servicing rights and higher origination income for the three and nine months ended September 30, 2012 of $6.3 million and $12.6 million, respectively. These increases were due to favorable mortgage market conditions, increases in the volume of loans locked and originated, and a decrease in the level of special financing programs that we offered our homebuyers. Our mortgage operation’s profitability for the three and nine months ended September 30, 2012 also benefited from a year-over-year decrease in our loan loss reserve expense activity of $2.9 million and $3.7 million, respectively, due to reduced repurchase and indemnity claims received from third-party purchasers of our mortgage loans. The balance of our financial services segment’s pretax income, which consisted of income from our insurance and title operations, was $1.9 million and $4.3 million for the three and nine months ended September 30, 2012, as compared with $1.2 million and $3.6 million, respectively for the same periods in the prior year.

The following table sets forth information relating to the sources of revenues for our Financial Services segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Financial services revenue:
Mortgage revenue	$10,892	$3,855	$25,407	$13,034
Insurance revenue	2,956	2,122	7,434	6,246
Title and other revenue	606	345	1,463	1,200

Total financial services revenue	$14,454	$6,322	$34,304	$20,480

The following table sets forth information for our mortgage operations relating to mortgage loans originated, mortgage loans brokered and capture rate. The “Capture Rate” is defined as the number of mortgage loans originated by our mortgage operations for our homebuyers as a percent of our total home closings, excluding closings with cash buyers.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Total Originations (including transfer loans):
Loans	718	491	1,725	1,459
Principal	$199,979	$129,005	$474,456	$390,660
Capture Rate	71%	75%	71%	82%
Loans Sold to Third Parties:
Loans	662	470	1728	1539
Principal	$180,044	$126,227	$466,727	$414,844
Mortgage Loan Origination Product Mix:
FHA loans	35%	42%	36%	42%
Other government loans (VA & USDA)	26%	21%	27%	27%

Total government loans	61%	63%	63%	69%
Conventional loans	39%	37%	37%	31%

	100%	100%	100%	100%

Loan Type:
Fixed rate	98%	96%	98%	96%
ARM	2%	4%	2%	4%
Credit Quality:
Average FICO Score	739	735	736	735
Other Data:
Average Combined LTV ratio	89%	90%	90%	91%
Full documentation loans	100%	100%	100%	100%
Non-full documentation loans	0%	0%	0%	0%

Income Taxes

We had income tax benefits of $0.6 million and $1.8 million during the three and nine months ended September 30, 2012, respectively, primarily from the release of reserves attributable to the expiration of statute of limitations periods and our 2011 settlements with various taxing authorities. For the three and nine months ended September 30, 2011, we had income tax benefits of $2.5 million and $8.1 million, respectively, resulting primarily from our 2011 second and third quarter settlement of various state income tax matters and our 2011 first quarter settlement with the IRS on its audit of the 2004 and 2005 federal income tax returns.

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

Our marketable securities consist of fixed rate and floating rate interest earning securities, primarily: (1) debt securities, which may include, among others, United States government and government agency debt and corporate debt; (2) holdings in equity securities consisting of four mutual funds, which primarily invest in corporate bonds and other fixed income securities; and (3) deposit securities, which may include, among others, certificates of deposit and time deposits.

Capital Resources

Our capital structure is primarily a combination of (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our publicly traded 5.375% senior notes due 2014 and 2015 and 5.625% senior notes due 2020; and (3) our Mortgage Repurchase Facility. Because of our current balance of cash, cash equivalents, marketable securities and available capacity under our Mortgage Repurchase Facility, we believe that our capital resources are adequate to satisfy our short and long-term capital requirements, including meeting future payments on our senior notes as they become due. See “Forward-Looking Statements” below.

We may from time to time seek to retire or purchase our outstanding senior notes through cash purchases, whether in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Senior Notes and Mortgage Repurchase Facility

Senior Notes. Our senior notes are not secured and, while the senior note indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries. We believe that we are in compliance with the representations, warranties and covenants in the senior note indentures, and we are not aware of any covenant violations.

Mortgage Lending. HomeAmerican has a Master Repurchase Agreement, (the “Mortgage Repurchase Facility”), with U.S. Bank National Association (“USBNA”) which was amended on September 21, 2012 and extended until September 20, 2013. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. As of September 30, 2012, the Mortgage Repurchase Facility has a maximum aggregate commitment of $50 million.

At September 30, 2012 and December 31, 2011, we had $46.9 million and $48.7 million, respectively, of mortgage loans that we were obligated to repurchase under our Mortgage Repurchase Facility. Mortgage loans that we are obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the accompanying consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a Pricing Rate equal to the greater of (i) the LIBOR Rate (as defined in the Mortgage Repurchase Facility) plus 2.5%, or (ii) 3.25%. The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants customary for agreements of this type. The negative covenants include, among others, (i) an Adjusted Tangible Net Worth requirement, (ii) a minimum Adjusted Tangible Net Worth Ratio, (iii) an Adjusted Net Income requirement, and (iv) a minimum Liquidity requirement. The foregoing terms are defined in the Mortgage Repurchase Facility. We believe we are in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility and we are not aware of any covenant violations.

MDC Common Stock Repurchase Program

At September 30, 2012, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the nine months ended September 30, 2012 and 2011.

Consolidated Cash Flow

During the nine months ended September 30, 2012, we used $50.5 million of cash in operating activities. We used $90.6 million to increase our inventory levels during the nine months ended 2012, partially offset by the sale and closing of homes, and $13.7 million was used due to an increase in accounts receivable related to home closings that occurred at the end of the 2012 third quarter. These uses of cash were partially offset by a $24.1 million increase in accounts payable.

During the nine months ended September 30, 2012, we used $7.1 million in cash for investing activities, primarily attributable to the purchase of $397.2 million of marketable securities, partially offset by the maturity or sale of $391.1 million of marketable securities.

During the nine months ended September 30, 2012, we used $22.0 million in cash for financing activities primarily attributable to $36.0 million associated with cash dividends that were paid during the first nine months of 2012, partially offset by $15.8 million in proceeds received from the exercise of stock options.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At September 30, 2012, we had deposits of $6.2 million in the form of cash and $3.3 million in the form of letters of credit that were at risk to secure option contracts to purchase 1,450 lots.

At September 30, 2012, we had issued and outstanding surety bonds and letters of credit totaling approximately $56.0 million and $18.0 million, respectively, including $7.1 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $27.4 million and $3.1 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

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

At September 30, 2012, we had approximately $536.7 million invested in marketable securities. Because these marketable securities are accounted for as available-for-sale, changes in the market value are reported as a component of other comprehensive income each quarter. During the 2012 third quarter, we experienced a $5.1 million net increase in the market value of these securities, while for the nine months ended September 30, 2012 we experienced a net increase of approximately $10.9 million in the market value of these securities. As of September 30, 2012 and December 31, 2011, our marketable securities (homebuilding and financial services in aggregate) were in an unrealized gain position of $2.9 million and an unrealized loss position of $7.2 million, respectively. The equity securities, which consist of four mutual funds which primarily invest in bonds, had a combined unrealized loss of $1.4 million as of September 30, 2012. While we believe that the ultimate cost basis of these investments will be recovered in the future, there can be no assurances to that effect. In the event we elect to sell, or are otherwise required to sell these securities, we may be required to record losses in the event the market value does not increase prior to any sale. Such losses, if any, would be recorded as a component of our results of operations and comprehensive income.

Item 4.	Controls and Procedures

(a) Conclusion regarding the effectiveness of disclosure controls and procedures - An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision, and with the participation, of our management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at September 30, 2012.

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

The Company did not repurchase any shares during the three and nine months ended September 30, 2012. Additionally, there were no sales of unregistered equity securities during either period.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On October 22, 2012, MDC’s Board of Directors declared a quarterly cash dividend of twenty five cents ($0.25) per share. The dividend will be paid on November 21, 2012 to shareowners of record on November 7, 2012.

Item 6.	Exhibits

10.1	Fifth Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of January 31, 2012.

10.2	Sixth Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 21, 2012 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed September 24, 2012).*

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three months and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

*	Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2012	M.D.C. HOLDINGS, INC.
(Registrant)

	By:	/s/ John M. Stephens
John M. Stephens
Senior Vice President, Chief Financial Officer and Principal Accounting Officer (principal financial officer and duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Fifth Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of January 31, 2012.

10.2	Sixth Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 21, 2012 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed September 24, 2012).*

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three months and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text. [The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.]

*	Incorporated by reference.