Form 10-K
period 2012-12-31
MDC HOLDINGS INC
filed 2013-01-31
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from             to

Commission file number 1-08951

M.D.C. HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	84-0622967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4350 South Monaco Street, Suite 500 Denver, Colorado	80237
(Address of principal executive offices)	(Zip code)

(303) 773-1100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange
5 3/8% Senior Notes due December 2014	New York Stock Exchange
5 3/8% Senior Notes due July 2015	New York Stock Exchange
5 5/8% Senior Notes due January 2020	New York Stock Exchange
6% Senior Notes due January 2043	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of the Registrants’ common stock held by non-affiliates of the Registrants was $1.2 billion based on the closing sales price of $32.67 per share as reported on the New York Stock Exchange on June 29, 2012.

As of December 31, 2012, the number of shares outstanding of Registrant’s common stock was 48,698,757.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of part III of this Form 10-K are incorporated by reference from the Registrant’s 2012 definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year.

M.D.C. HOLDINGS, INC.

FORM 10-K

For the Year Ended December 31, 2012

(i)

M.D.C. HOLDINGS, INC.

FORM 10-K

PART I

Forward-Looking Statements

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

Item 1.	Business

(a)	General Development of Business

M.D.C. Holdings, Inc. is a Delaware corporation. We refer to M.D.C. Holdings, Inc. as the “Company,” “MDC,” “we” or “our” in this Annual Report on Form 10-K, and these designations include our subsidiaries unless we state otherwise. We have two primary operations, homebuilding and financial services. Our homebuilding operations consist of wholly-owned subsidiary companies that generally purchase finished lots or develop lots to the extent necessary for the construction and sale of primarily single-family detached homes to first-time and first-time move-up homebuyers under the name “Richmond American Homes.” Our homebuilding operations are comprised of homebuilding divisions that we consider to be our operating segments. Operating segments are aggregated into reportable segments as follows: (1) West (Arizona, California, Nevada and Washington); (2) Mountain (Colorado and Utah); and (3) East (Virginia, Florida, Illinois and Maryland, which includes Pennsylvania, Delaware and New Jersey).

Our financial services operating segments are as follows: (1) HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans, primarily for our homebuyers; (2) Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”), which provides insurance coverage primarily to our homebuilding subsidiaries and certain subcontractors for homes sold by our homebuilding subsidiaries and for work performed in completed subdivisions; (3) StarAmerican Insurance Ltd. (“StarAmerican”), a wholly owned subsidiary of MDC which is a re-insurer of Allegiant claims; (4) American Home Insurance Agency, Inc. (“American Home Insurance”), which offers third-party insurance products to our homebuyers; and (5) American Home Title and Escrow Company (“American Home Title”), which provides title agency services to the Company and our homebuyers in Colorado, Florida, Maryland, Nevada and Virginia.

(b)	Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Anyone seeking information about our business can receive copies of our 2012

Annual Report on Form 10-K, Annual Report to Shareholders, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports and other documents filed with the SEC at the public reference section of the SEC at 100 F Street, NE, Room 1580, Washington, D.C. 20549. These documents also may be obtained, free of charge, by: contacting our Investor Relations office at (303) 773-1100; writing to M.D.C. Holdings, Inc., Investor Relations, 4350 South Monaco Street, Suite 500, Denver, Colorado 80237; or accessing our website at http://ir.richmondamerican.com. We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, available on our website as soon as reasonably practicable after we file or furnish the materials electronically with the SEC. To obtain any of this information, go to http://ir.richmondamerican.com and select “SEC Filings.” Our website also includes our: (1) Corporate Governance Guidelines; (2) Corporate Code of Conduct; (3) Rules for Senior Financial Officers; (4) Audit Committee Procedures for Handling Confidential Complaints; and (5) charters for the Audit, Compensation and Corporate Governance/Nominating Committees. These materials may be obtained, free of charge, at our website, http://ir.richmondamerican.com (select “Corporate Governance”).

(c)	Financial Information About Industry Segments

Note 3 to the Consolidated Financial Statements contains information regarding our reportable segments for each of the years ended December 31, 2012, 2011 and 2010.

(d)	Narrative Description of Business

Our business consists of two primary operations, homebuilding and financial services. We build and sell primarily single-family detached homes that are designed and built to meet local customer preferences. We are the general contractor for our projects and retain subcontractors for land development and home construction. We build a variety of home styles in each of our markets, targeting primarily first-time and first-time move-up homebuyers.

For 2012, the percentage of our home deliveries and home sale and land sale revenues by state were as follows:

	Percentage of Deliveries	Percentage of Home and Land Sale Revenues
Arizona	16%	11%
California	15%	16%
Nevada	16%	11%
Washington	7%	6%

West	54%	44%

Colorado	22%	25%
Utah	6%	6%

Mountain	28%	31%

Maryland	6%	9%
Virginia	7%	12%
Florida	5%	4%

East	18%	25%

Total.	100%	100%

Our financial services include subsidiary businesses that provide mortgage financing, place title insurance and homeowner insurance for our homebuyers and provide products and completed operations coverage for our subsidiaries and most of our subcontractors.

Homebuilding Operations

Operating Divisions.  The primary functions of our homebuilding segments include land acquisition and development, home construction, sales and marketing, and customer service. Operating decisions are made by our local management teams under the oversight of our Chief Operating Decision Makers (“CODMs”), defined as our Chief Executive Officer and Chief Operating Officer. Our organizational structure (i.e., the grouping and reporting of divisions) changes based upon the current needs of the Company. At December 31, 2012, 2011 and 2010, we had 10, 10 and 9 active homebuilding operating divisions, respectively.

Corporate Management.  We manage our homebuilding business primarily through members of senior management in our Corporate segment and our Asset Management Committees (“AMCs”). Each AMC is comprised of the Chief Operating Officer and three of our corporate officers. Two of the AMCs review and approve all real estate acquisition transactions in accordance with land strategies set forth by the CODMs. Land acquisition transactions may not proceed without approval by the AMC. Generally, the role of our senior management team and/or AMC includes:

•	review and approval of division business plans and budgets;
•	oversight of land and home inventory levels;
•	review of major personnel decisions; and
•	review of capital allocation decisions.

Additionally, our corporate executives and corporate departments generally are responsible for establishing and monitoring compliance with our policies and procedures. Among other things, the corporate office has primary responsibility for:

•	asset management and capital allocation;
•	treasury;
•	risk management;
•	merchandising and marketing;
•	national purchasing contracts;
•	accounting, tax and internal audit functions;
•	legal matters;
•	human resources and payroll;
•	information technology; and
•	training and development.

During 2011 and 2012, we reorganized our finance and accounting operations, focusing on the centralization of certain back office functions. In addition, we reorganized our sales and marketing activities to (1) better communicate the value of our homes to our prospective homebuyers, thereby giving us the opportunity to reduce incentives and increase sales absorptions, (2) better align the compensation structure for our sales organization with Company goals, and (3) simplify our processes to reduce overhead expenses.

Housing.  Generally, we build single-family detached homes in a number of standardized series, designed to provide variety in the size and style of homes for our potential homebuyers. In certain markets we build and sell attached townhome product. Within each series for our single-family detached homes, we build several different floor plans offering standard and optional features (such as upgraded appliances, cabinetry, flooring, etc.). Differences in sales prices of similar models from market-to-market depend primarily upon homebuyer demand, home prices offered by our competitors, market conditions (such as home inventory supply levels), location, optional features and design specifications. The series of homes offered at a particular location is based on perceived customer preferences, lot size, area demographics and, in certain cases, the requirements of major land sellers and local municipalities. We seek to maintain limited levels of inventories of unsold started homes in our markets. Unsold started homes in various stages of completion allow us to meet the immediate and near-term demands of prospective homebuyers. In our efforts to mitigate the risk of carrying excess inventory, we have developed procedures through which we attempt to control the number of our unsold started homes.

Land Acquisition and Development.  We acquire our lots with the intention of constructing and selling homes on the acquired land. Generally, we prefer to purchase finished lots using option contracts, in phases or in bulk for cash. However, under certain circumstances, we may acquire entitled land for development into finished lots when we believe that the risk is justified. In making land purchases, we consider a number of factors, including projected rates of return, estimated gross margins from home sales, sales prices of the homes to be built, population and employment growth patterns, proximity to developed areas, estimated cost and complexity of development including environmental and geological factors, quality of schools, estimated levels of competition and demographic trends. We attempt to maintain a supply of finished lots sufficient to enable us to start homes promptly after a contract for a home sale is executed. See “Forward-Looking Statements” above.

In our option contracts, we generally obtain the right to purchase lots in consideration for an option deposit in the form of cash or letters of credit. In the event we elect not to purchase the lots within a specified period of time, we may be required to forfeit the option deposit. Our option contracts generally do not contain provisions requiring our specific performance.

From time to time, we may own or have the right under option contracts to acquire undeveloped parcels of real estate that we intend to develop into finished lots. We generally develop our land in phases in order to limit our risk in a particular subdivision and to efficiently employ available resources. Generally, building permits and utilities are available and zoning is suitable for the current intended use of substantially all of our undeveloped land. When developed, these lots generally will be used in our homebuilding activities. See “Forward-Looking Statements” above.

Labor and Raw Materials.  For the most part, materials used in our homebuilding operations are standard items carried by major suppliers. We generally contract for our materials and labor at a fixed price for the anticipated construction period of our homes. This allows us to mitigate the risks associated with increases in building materials and labor costs between the time construction begins on a home and the time it is closed. Increases in the cost of building materials and subcontracted labor may reduce gross margins from home sales to the extent that market conditions prevent the recovery of increased costs through higher home sales prices. From time to time and to varying degrees, we may experience shortages in the availability of building materials and/or labor in each of our markets. These shortages and delays may result in delays in the delivery of homes under construction, reduced gross margins from home sales, or both. See “Forward-Looking Statements” above.

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

Backlog.  At December 31, 2012 and 2011, homes under contract but not yet delivered (“backlog”) totaled 1,645 and 1,043, respectively, with an estimated sales value of $579 million and $330 million, respectively. We anticipate that homes in backlog at December 31, 2012 will close during 2013 under their existing home order contracts or through the replacement of an existing contract with a new home order contract. The estimated backlog sales value at December 31, 2012 may be impacted by, among other things, subsequent home order cancellations and incentives provided, and options and upgrades selected after contract but prior to closing. See “Forward-Looking Statements” above.

Customer Service and Quality Control.  Our homebuilding divisions are responsible for pre-closing quality control inspections and responding to customers’ post-closing needs. We have a product service and quality control program, focused on improving and/or maintaining the quality of our customers’ complete home buying and homeownership experience.

Sales and Marketing.  Our sales and marketing programs are designed to attract homebuyers in a cost effective manner. We have a centralized in-house advertising and marketing department that oversees our efforts to communicate the inherent value of our homes to our prospective homebuyers and distinguish our Richmond American Homes brand from our competitors or other home buying opportunities. The main objective of this team is to generate homebuyer leads, which are actively pursued by our community sales associates. Our in-house merchandising team furnishes our model homes and sales offices.

Another important part of our marketing presentation takes place in our design centers (also known as Home Galleries). Here, homebuyers are able to personalize their homes with a variety of options and upgrades. These locations also serve as an information center for prospective home buyers and real estate agents who may opt to receive personalized attention from one of our new home specialists, resulting in a more focused and efficient home search across all of our Richmond American communities in a given market place. We believe that the services provided by our Home Galleries represent a key competitive advantage in dealing with prospective homebuyers.

Competition.  The homebuilding industry is fragmented and highly competitive. The competitive nature of our business is described in more detail in our description of Risk Factors.

Regulation.  Our homebuilding operations are subject to compliance with applicable laws and regulations, which are described in more detail in our description of Risk Factors.

Financial Services Operations

Mortgage Lending Operations

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

HomeAmerican uses a mortgage repurchase facility, in addition to internally generated funds, to finance the origination of mortgage loans until they are sold. HomeAmerican sells originated mortgage loans to third-party purchasers on either a bulk or flow basis. Mortgage loans sold on a bulk basis include the sale of a package of substantially similar originated mortgage loans, while sales of mortgage loans on a flow basis are completed as HomeAmerican originates each loan. Mortgage loans sold to third-party purchasers include HomeAmerican’s representations and warranties with respect to certain borrower payment defaults, credit quality issues and/or misrepresentations made by us or our homebuyers. Substantially all of the mortgage loans originated by HomeAmerican are sold to third-party purchasers generally between 15 to 40 days of origination.

Pipeline.  HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed (the “Locked Pipeline”) at December 31, 2012 and 2011 had an aggregate principal balance of approximately $50.8 and $24.4 million, respectively, and were under interest rate lock commitments at an average interest rate of 3.26% and 3.93%, respectively.

Forward Sales Commitments.  HomeAmerican is exposed to market risks related to fluctuations in interest rates. HomeAmerican creates certain derivative instruments in the normal course of business, which primarily include commitments to originate mortgage loans (interest rate lock commitments or Locked Pipeline). HomeAmerican uses forward sales of mortgage-backed securities and commitments to hedge the interest rate risk inherent in the interest rate lock commitment and its loan inventory held-for-sale.

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

Insurance Operations

General.  Our insurance operations consist of three business divisions: (1) Allegiant; (2) StarAmerican; and (3) American Home Insurance.

Allegiant and StarAmerican were formed to provide insurance coverage of homebuilding risks for our homebuilding subsidiaries and certain of our homebuilding subcontractors. Allegiant was organized as a risk retention group under the Federal Liability Risk Retention Act of 1981. Allegiant, which began operations in June of 2004, is licensed as a Class 3 Stock Insurance Company by the Division of Insurance of the State of Hawaii and is subject primarily to the regulations of its state of incorporation. StarAmerican is a single parent captive insurance company licensed by the Division of Insurance of the State of Hawaii and is a wholly owned subsidiary of MDC. Pursuant to agreements beginning in June 2004, StarAmerican re-insures Allegiant for all claims in excess of $50,000 per occurrence up to $3.0 million per occurrence, subject to various aggregate limits.

Allegiant generates premium revenue generally by providing to its customers, comprised of the Company’s hombuilding subsidiaries and certain subcontractors of the Company’s homebuilding subsidiaries, products and completed operations coverage on homes sold by our homebuilding subsidiaries and for work performed in completed subdivisions. Allegiant seeks to provide to its customers coverage and insurance rates that are competitive with other insurers. StarAmerican generates premium revenue by providing re-insurance coverage to Allegiant. Allegiant and StarAmerican incur expenses for actual losses and loss adjustment expenses and for reserves established based on actuarial studies including known facts, such as our experience with similar insurance cases and historical trends involving insurance claim payment patterns, pending levels of unpaid insurance claims, claim severity, claim frequency patterns and interpretations of circumstances including changing regulatory and legal environments.

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

Title Operations

American Home Title provides title agency services to the Company and its homebuyers in Colorado, Florida, Maryland, Nevada and Virginia.

Employees.

The table below summarizes the approximate number of employees for our combined Homebuilding, combined Financial Services and Corporate segments at December 31, 2012 and 2011.

	December 31,
	2012	2011
Homebuilding	665	585
Financial Services	84	82
Corporate	171	187

Total	920	854

Item 1A.	Risk Factors.

The homebuilding industry is cyclical and affected by changes in general economic, real estate and other business conditions that could adversely affect our business or financial results.

The homebuilding industry is cyclical and is significantly affected by changes in industry conditions, as well as in general and local economic conditions, such as:

•	employment levels;
•	availability of financing for homebuyers;
•	interest rates;
•	consumer confidence;
•	levels of new and existing homes for sale;
•	demographic trends; and
•	housing demand.

These conditions may exist on a national level, like the recent downturn, or may affect some of the regions or markets in which we operate more than others. When adverse conditions affect any of our larger markets, they could have a proportionately greater impact on us than on some other homebuilding companies.

An oversupply of alternatives to new homes, including foreclosed homes, homes held for sale by investors and speculators, other existing homes, and rental properties, can also reduce our ability to sell new homes and depress new home prices and reduce our margins on the sale of new homes. High levels of foreclosures and short-sales not only contribute to additional inventory available for sale, but also can reduce appraisal valuations for new homes, potentially resulting in lower sales prices.

Continued military deployments, terrorist attacks, other acts of violence or threats to national security, and any corresponding response by the United States or others, or related domestic or international instability, may adversely affect general economic conditions or cause a slowdown of the economy.

As a result of the foregoing matters, potential customers may be less willing or able to buy our homes. In the future, our pricing strategies may continue to be limited by market conditions. We may be unable to change the mix of our home offerings, reduce the costs of the homes we build or offer more affordable homes to maintain our gross margins or satisfactorily address changing market conditions in other ways. In addition, cancellations of home sales contracts in backlog may increase as homebuyers choose to not honor their contracts.

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

The homebuilding industry has recently experienced a significant downturn, and its ultimate effects are uncertain. A renewed deterioration in industry conditions or in the broader economic conditions, whether resulting from a “fiscal cliff” or otherwise, could have adverse effects on our business and financial results.

The homebuilding industry experienced a sustained downturn from 2006 through 2011, and it has been one of the most severe housing downturns in U.S. history.

Our recovery from the downturn in the housing market has been negatively impacted by its continuing effects, including difficulty in customers’ ability to qualify for mortgage loans, significant drops in home prices and land values, elevated levels of foreclosures and short-sales, all of which severely constrained demand for new homes, and resulted in significant inventory impairments and operating losses.

In the event of another downturn in the homebuilding and mortgage lending industries, or if the national economy weakens as a result of the “fiscal cliff” or other causes, we could experience declines in the market value of our inventory and demand for our homes, which could have a significant negative impact on our gross margins from home sales and financial and operating results.

Additionally, as a result of recent economic circumstances, we may be subject to increased counterparty risks, which may include, among others, banks under our letter of credit facilities and mortgage purchasers who may not be willing or able to perform on obligations to us. To the extent a third-party is unable to meet its obligations to us, our financial position, results of operations and/or cash flows could be negatively impacted.

These challenging conditions are complex and interrelated. We cannot predict their occurrence or severity, nor can we provide assurance that our responses would be successful.

Increased competition levels in the homebuilding and mortgage lending industries could result in lower net home orders, deliveries and decreases in the average selling prices of sold and delivered homes, which would have a negative impact on our home sales revenue and results of operations.

The homebuilding industry is fragmented and highly competitive. Our homebuilding subsidiaries compete with numerous public and private homebuilders, including a number that are substantially larger than us and may have greater financial resources than we do. Our homebuilding subsidiaries also compete with subdivision developers and land development companies, some of which are themselves homebuilders or affiliates of homebuilders. Homebuilders compete for customers, land, building materials, subcontractor labor and desirable financing. Competition for home orders primarily is based upon home sales price, location of property, home style, financing available to prospective homebuyers, quality of homes built, customer service and general reputation in the community, and may vary market-by-market and/or submarket-by-submarket. Additionally, competition within the homebuilding industry can be impacted through an excess supply of new and existing homes available for sale resulting from a number of factors including, among other things, increases in unsold started homes available for sale and increases in home foreclosures. Increased competition can cause us to decrease our home sales prices and/or increase home sales incentives in an effort to generate new home sales and maintain homes in backlog until they close. These competitive pressures may negatively impact our future financial and operating results.

Through our mortgage lending subsidiary, HomeAmerican, we also compete with numerous banks and other mortgage bankers and brokers, many of which are larger than us and may have greater financial resources than we do. Competitive factors include pricing, mortgage loan terms, underwriting criteria and customer service. To the extent that we are unable to adequately compete with other companies that originate mortgage loans, total revenue and the results of operations from our mortgage operations may be negatively impacted.

If land is not available at reasonable prices or terms, our homes sales revenue and results of operations could be negatively impacted and/or we could be required to scale back our operations in a given market.

Our operations depend on our homebuilding subsidiaries’ ability to obtain land for the development of our residential communities at reasonable prices and with terms that meet our underwriting criteria. Our ability to obtain land for new residential communities may be adversely affected by changes in the general availability of land, the willingness of land sellers to sell land at reasonable prices, competition for available land, availability of financing to acquire land, zoning, regulations that limit housing density, and other market conditions. If the supply of land, and especially finished lots, appropriate for development of residential communities continues to be limited because of these factors, or for any other reason, the number of homes that our homebuilding subsidiaries build and sell may decline. To the extent that we are unable to timely purchase land or enter into new contracts for the purchase of land at reasonable prices, due to the lag time between the time we acquire land and the time we begin selling homes, our home sales revenue and results of operations could be negatively impacted and/or we could be required to scale back our operations in a given market.

Supply shortages and other risks related to the demand for skilled labor and building materials could increase costs and delay deliveries.

The residential construction industry experiences labor and material shortages from time to time, including: work stoppages; labor disputes; shortages in qualified trades people; lack of availability of adequate utility infrastructure and services; our need to rely on local subcontractors who may not be adequately capitalized or insured; and delays in availability, or fluctuations in prices, of building materials. These labor and material shortages can be more severe during periods of strong demand for housing or during periods in which the markets where we operate experience natural disasters that have a significant impact on existing residential and commercial structures. Additionally, we could experience labor shortages as a result of subcontractors going out of business or leaving the residential construction market due to low levels of housing production and volumes. Any of these circumstances could give rise to delays in the start or completion of our residential communities, increase the cost of developing one or more of our residential communities and increase the construction cost of our homes. To the extent that market conditions prevent the recovery of increased costs, including, among other things, subcontracted labor, finished lots, building materials, and other resources, through higher selling prices, our gross margins from home sales and results of operations could be adversely affected.

Increased costs of lumber, framing, concrete, steel and other building materials could cause increases in construction costs. We generally are unable to pass on increases in construction costs to customers who have already entered into sales contracts, as those sales contracts generally fix the price of the homes at the time the contracts are signed, which may be in advance of the construction of the home. Sustained increases in construction costs may, over time, erode our gross margins from home sales, particularly if pricing competition restricts our ability to pass on any additional costs of materials or labor, thereby decreasing our gross margins from home sales.

If mortgage interest rates rise, if mortgage financing otherwise becomes less available or if down payment requirements are increased, it could adversely affect our business, and the duration and ultimate severity of the effects are uncertain.

The mortgage lending industry continues to experience significant instability. Lenders, regulators and others have questioned the adequacy of lending standards and other credit requirements for several loan products and programs offered in prior years. Credit requirements tightened in the immediate aftermath of the financial crisis of 2007 and 2008, and investor demand for mortgage loans and mortgage-backed securities declined. The deterioration in credit quality has caused almost all lenders to eliminate subprime mortgages and most other loan products that are not eligible for sale to Fannie Mae or Freddie Mac or loans that do not meet FHA and VA requirements. Fewer loan products and tighter loan qualifications have made it more difficult for many homebuyers to finance the purchase of our homes. These factors have served to reduce the pool of qualified homebuyers and made it more difficult to sell to first-time and move-up buyers who have historically been our customers. These reductions in demand have adversely affected our business and financial results, and the duration and severity of the effects remain uncertain.

We believe that the liquidity provided by Fannie Mae and Freddie Mac to the mortgage industry has been very important to the housing market. The future of these entities is in question. Any reduction in the availability of the financing provided by these institutions could adversely affect interest rates, mortgage availability and our sales of new homes and mortgage loans.

Because of the decline in the availability of other mortgage products, FHA and VA mortgage financing support has become a more important factor in marketing our homes. Increased demands on the FHA have resulted in a reduction of its cash reserves and additional regulations and requirements. This factor or any increases in down payment requirements or limitations or restrictions on the availability of FHA and VA financing support could adversely affect interest rates, mortgage availability and our sales of new homes and mortgage loans.

Even if potential customers do not need financing, changes in the availability of mortgage products may make it harder for them to sell their current homes to potential buyers who need financing.

If interest rates increase, the costs of owning a home will be affected and could result in further reductions in the demand for our homes. Similarly, potential changes to the tax code with respect to deduction of home mortgage interest payments or other changes may decrease affordability of and demand for homeownership.

Expirations, amendments or changes to tax laws, incentives or credits currently available to our customers may negatively impact our business.

Many homeowners receive substantial tax benefits in the form of tax deductions against their personal taxable income for mortgage interest and property tax payments and the loss or reduction of these deductions would affect most homeowners’ net cost of owning a home. Also, federal or state governments have in the past provided for substantial benefits in the form of tax credits for buyers of new or used homes. Significant changes to existing tax laws that currently benefit homebuyers, such as the ability to deduct mortgage interest and real property taxes, may result in an increase in the total cost of home ownership and may make the purchase of a home less attractive to buyers. This could adversely impact demand for and/or sales prices of new homes, which would have a negative impact on our business.

Increases in our cancellations could have a negative impact on our gross margins from home sales and home sales revenue.

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

A decline in the market value of our homes or carrying value of our land would have a negative impact on our results of operations and financial position.

Our homebuilding subsidiaries acquire land for the replacement of land inventory and/or expansion within our current markets and may, from time to time, purchase land for expansion into new markets. The fair value of our land and land under development and housing completed or under construction inventory depends on market conditions. Factors that can impact our determination of the fair value of our inventory primarily include home sales prices, levels of home sales incentives and home construction and land costs. Our home sales prices and/or levels of home sales incentives can be impacted by, among other things, decreased demand for new homes, decreased home prices offered by our competitors, home foreclosure and short-sale levels, decreased ability of our homebuyers to obtain suitable mortgage loan financing and high levels of home order cancellations. Under such circumstances, we may be required to record additional impairments of our inventory. Additionally, due to the uncertainty in the homebuilding and mortgage lending industries and the overall United States economy, it is possible for us to experience declines in the market value of our homes and, as a result, additional inventory impairments could be recorded in future reporting periods. Any such additional inventory impairments would have a negative impact on our financial position and results of operations in the future reporting period in which they were recorded.

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

We have financial needs that we meet through the capital markets, including the debt and secondary mortgage markets, and disruptions in these markets could have an adverse impact on our results of operations, financial position and/or cash flows.

We have financial needs that we meet through the capital markets, including the debt and secondary mortgage markets. Our requirements for additional capital, whether to finance operations or to service or refinance our existing indebtedness, fluctuate as market conditions and our financial performance and operations change. We cannot provide complete assurance that we will maintain cash reserves and generate sufficient cash flow from operations in an amount to enable us to service our debt or to fund other liquidity needs.

The availability of additional capital, whether from private capital sources or the public capital markets, fluctuates as our financial condition and market conditions in general change. There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we would not be able to access capital from these sources. In addition, a weakening of our financial condition or deterioration in our credit ratings could adversely affect our ability to obtain necessary funds. Even if financing is available, it could be costly or have other adverse consequences.

There are a limited number of third-party purchasers of mortgage loans originated by HomeAmerican. If we see third-party purchasers of mortgage loans exit the business or experience, reduced investor demand for mortgage loans and mortgage-backed securities in the secondary mortgage markets or increased investor yield requirements for those loans and securities, this may have an adverse impact on our results of operations, financial position and/or cash flows. In addition, the sources and terms and conditions of warehouse financing and mortgage repurchase arrangements and other lending arrangements for the mortgage lending industry are changing. These changes can impact, among other things, availability of capital, terms and structures for debt and line of credit agreements, collateral requirements and collateral advance rates.

Our business is subject to numerous federal, local and state laws and regulations concerning land development, construction of homes, sales, mortgage lending, environmental and other aspects of our business. These laws and regulations could give rise to additional liabilities or expenditures, or restrictions on our business.

Our operations are subject to continuing compliance requirements mandated by applicable federal, state and local statutes, ordinances, rules and regulations, including zoning and land use ordinances, building, plumbing and electrical codes, contractors’ licensing laws, state insurance laws, federal and state human resources laws and regulations and health and safety laws and regulations. Various localities in which we operate have imposed (or may impose in the future) fees on developers to fund schools, road improvements and low and moderate-income housing.

From time to time, various municipalities in which our homebuilding subsidiaries operate restrict or place moratoria on the availability of utilities, including water and sewer taps. Additionally, certain jurisdictions in which our homebuilding subsidiaries operate have proposed or enacted “slow growth” or “no growth” initiatives and other measures that may restrict the number of building permits available in any given year. These initiatives or other slow or no growth measures could reduce our ability to open new subdivisions and build and sell homes in the affected markets and may create additional costs and administration requirements, which in turn could negatively impact our future home sales and results of operations. Although future conditions or governmental actions may impact our ability to obtain necessary permits or water and sewer taps, we currently believe that we generally have, or can obtain, water and sewer taps and building permits for our homebuilding subsidiaries’ land inventory.

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

We also are subject to rules and regulations with respect to originating, processing, selling and servicing mortgage loans, which, among other things: prohibit discrimination and establish underwriting guidelines; provide for audits and inspections; require appraisals and/or credit reports on prospective borrowers and disclosure of certain information concerning credit and settlement costs; establish maximum loan amounts; prohibit predatory lending practices; and regulate the referral of business to affiliated entities. The turmoil caused by the increased number of defaults in subprime and other mortgages has encouraged consumer lawsuits and the investigation of financial services industry practices by governmental authorities. These investigations could include the examination of consumer lending practices, sales of mortgages to financial institutions and other investors and the practices in the financial services segments of homebuilding companies. New rules and regulations or revised interpretations of existing rules and regulations applicable to our mortgage lending operations could result in more stringent compliance standards, which may substantially increase costs of compliance. Additionally, potential changes to regulations, including but not limited to the Real Estate Settlement Procedures Act (RESPA) and the Dodd-Frank Act could have a significant impact on the ability of our affiliated businesses to provide services to Richmond American Homes customers, which could have a significant negative impact on our financial and operating results.

In the ordinary course of business, we are required to obtain surety bonds, the unavailability of which could adversely affect our results of operations and/or cash flows.

As is customary in the homebuilding industry, we often are required to provide surety bonds to secure our performance under construction contracts, development agreements and other arrangements. Our ability to obtain surety bonds primarily depends upon our credit rating, capitalization, working capital, past performance, management expertise and certain external factors, including the overall capacity of the surety market and the underwriting practices of surety bond issuers. The ability to obtain surety bonds also can be impacted by the willingness of insurance companies to issue surety bonds. If we were unable to obtain surety bonds when required, our results of operations and/or cash flows could be adversely impacted.

Decreases in the market value of our investments in marketable securities could have an adverse impact on our results of operations.

We have investments in marketable securities, the market value of which is subject to changes from period to period. Decreases in the market value of our marketable securities could have an adverse impact on our statements of financial position, results of operations and cash flow.

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

We are subject to risks associated with mortgage loans, including, besides conventional mortgage loans, previously originated and sold as Alt-A loans, and sub-prime mortgage loans, second mortgage loans, high loan-to-value mortgage loans and jumbo mortgage loans (mortgage loans with principal balances that exceed various thresholds in our markets). These risks may include, among other things, compliance with mortgage loan underwriting criteria and the associated homebuyers’ performance, which could require HomeAmerican to repurchase certain of those mortgage loans or provide indemnification. Repurchased mortgage loans and/or the settlement of claims associated with such loans could have in the future a substantial impact on HomeAmerican’s results of operations, liquidity and cash flow.

Because of the seasonal nature of our business, our quarterly operating results can fluctuate.

We may experience noticeable seasonality and quarter-to-quarter variability in homebuilding activity levels. In general, the number of homes delivered and associated home sales revenue can increase during the third and fourth quarters, compared with the first and second quarters. We believe that this type of seasonality reflects the historical tendency of homebuyers to purchase new homes in the spring and summer with deliveries scheduled in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions in certain markets. There can be no assurance that this seasonality pattern will exist in future reporting periods.

We are dependent on the services of key employees, and the loss of their services could hurt our business.

Although we believe that we have made provision for adequately staffing current operations, because of our efforts to “right-size” our organization during the past five years, retaining our skilled people has become a critical area of focus. Our future success depends, in part, on our ability to attract, train and retain skilled personnel. If we are unable to retain our key employees or attract, train and retain other skilled personnel in the future, it could have an adverse impact on our financial and operating results.

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

Our corporate office is located at 4350 South Monaco Street, Denver, Colorado 80237, where we lease office space in a 144,000 square foot office building. Our homebuilding divisions and, in some markets, other MDC subsidiaries, including American Home Insurance and American Home Title, lease additional office space. The table below outlines the number of office facilities that are leased and the approximate square footage leased in each market at December 31, 2012. While currently we are satisfied with the suitability and capacity of our office locations, we continue to evaluate them in view of market conditions and the size of our operations.

	Number of Leased Facilities	Total Square Footage Leased
Arizona	2	18,000
California	2	34,000
Colorado	6	150,000
Florida	1	10,000
Maryland	2	18,000
Nevada	1	10,000
Utah	1	6,000
Virginia	3	20,000
Washington	2	22,000

Total	20	288,000

Item 3.	Legal Proceedings.

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

At December 31, 2012, MDC had 628 shareholders of record. The shares of MDC common stock are traded on the New York Stock Exchange. The following table sets forth, for the periods indicated, the closing price ranges of MDC’s common stock.

	Three Months Ended
	March 31	June 30	September 30	December 31
2012
High	$27.20	$32.67	$40.15	$40.62
Low	17.77	23.76	30.81	33.11

2011
High	$31.80	$29.19	$26.11	$23.09
Low	24.79	24.18	16.09	15.39

The following table sets forth the cash dividends declared and paid in 2012 and 2011.

	Date of Declaration	Date of Payment	Dividend per Share	Total Dividends Paid
	(Dollars in thousands, except per share amounts)
2012
First quarter	01/23/12	02/22/12	$0.25	$11,994
Second quarter	04/23/12	05/23/12	0.25	11,996
Third quarter	07/24/12	08/22/12	0.25	12,056
Fourth quarter	10/22/12	11/21/12	0.25	12,172
Accelerated payment of 2013 dividends	12/13/12	12/28/12	1.00	48,697

			$2.00	$96,915

2011
First quarter	01/24/11	02/23/11	$0.25	$11,824
Second quarter	04/27/11	05/25/11	0.25	11,868
Third quarter	07/25/11	08/24/11	0.25	11,868
Fourth quarter	10/24/11	11/22/11	0.25	11,872

			$1.00	$47,432

There were no shares of MDC common stock repurchased during the years ended December 31, 2012, 2011 or 2010. At December 31, 2012, we were authorized to repurchase up to 4,000,000 shares of our common stock.

Performance Graph

Set forth below is a graph comparing the yearly change in the cumulative total return of MDC’s common stock with the cumulative total return of the Standard & Poor’s 500 Stock Index and with that of a peer group of other homebuilders over the five-year period ending on December 31, 2012, weighted as of the beginning of that period.

It is assumed in the graph that $100 was invested (1) in our common stock; (2) in the stocks of the companies in the Standard & Poor’s 500 Stock Index; and (3) in the stocks of the peer group companies, just prior to the commencement of the period and that all dividends received within a quarter were reinvested in that quarter. The peer group index is composed of the following companies: Beazer Homes USA, Inc., D.R. Horton, Inc., Hovnanian Enterprises, Inc., KB Home, Lennar Corporation, M/I Homes, Inc., Meritage Homes Corporation, NVR, Inc., Pulte Homes, Inc., The Ryland Group, Inc., Standard Pacific Corp. and Toll Brothers, Inc.

The stock price performance shown on the following graph is not indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN OF MDC COMMON STOCK, THE S&P 500 STOCK INDEX AND A SELECTED PEER GROUP

Item 6.	Selected Financial Data

The data in these tables and related footnotes should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share amounts)
Income Statement Data
Home sale and land sale revenues	$1,156,142	$817,023	$926,905	$867,784	$1,418,198
Financial services revenues	46,881	26,086	30,473	28,318	34,211

Total revenues	$1,203,023	$843,109	$957,378	$896,102	$1,452,409

Homebuilding pretax income (loss)	$32,617	$(110,628)	$(80,896)	$(113,289)	$(393,813)
Financial services pretax income	28,498	3,156	10,295	5,954	11,678

Total pretax income (loss)	$61,115	$(107,472)	$(70,601)	$(107,335)	$(382,135)

Net income (loss)(1)(2)(3)	$62,699	$(98,390)	$(64,770)	$24,679	$(380,545)
Basic earnings (loss) per share	$1.29	$(2.12)	$(1.40)	$0.52	$(8.25)
Diluted earnings (loss) per share	$1.28	$(2.12)	$(1.40)	$0.52	$(8.25)
Weighted Average Common
Shares Outstanding:
Basic	47,660,629	46,796,334	46,627,815	46,537,092	46,158,876
Diluted	48,064,839	46,796,334	46,627,815	46,919,362	46,158,876
Balance Sheet Data
Cash and cash equivalents	$160,095	$343,361	$572,225	$1,234,252	$1,304,728
Marketable securities	$551,938	$519,943	$968,729	$327,944	$54,864
Total inventories	$1,002,521	$806,052	$787,659	$523,184	$657,071
Total assets	$1,945,441	$1,858,725	$2,547,769	$2,429,308	$2,474,938
Senior notes(3)	$744,842	$744,108	$1,242,815	$997,991	$997,527
Mortgage repurchase facility	$76,327	$48,702	$25,434	$29,115	$34,873
Stockholders’ equity	$880,897	$868,636	$983,683	$1,073,146	$1,080,920
Stockholders’ equity per common share	$18.09	$18.11	$20.87	$22.82	$23.16
Cash dividends declared per share(4)	$2.00	$1.00	$1.00	$1.00	$1.00
Operational Data
Homes delivered (units)	3,740	2,762	3,245	3,013	4,488
Average selling price	$308	$292	$284	$278	$303
Net new orders (units)	4,342	2,887	3,261	3,306	3,074
Homes in backlog at period end (units)	1,645	1,043	842	826	533
Estimated backlog sales value at period end	$579,000	$330,000	$269,000	$265,000	$173,000
Estimated average selling price of homes in backlog	$352	$316	$320	$321	$325
Active subdivisions at period-end	148	187	148	133	191

(1)

Net income for the year ended December 31, 2009 includes the income tax benefit of being able to carry back $142.6 million of net operating losses due to the expanded NOL carryback provisions contained in the Worker, Homeownership, and Business Assistance Act of 2009, signed into law on November 6, 2009.

(2)

Net loss for the years ended December 31, 2011, 2010, 2008 and 2007 includes the impact of recording valuation allowances of $45.1 million, $25.1 million, $134.3 million and $160.0 million, respectively, against our deferred tax assets.

(3)

During 2011, we completed a debt tender offer and redemptions of our 7% Senior Notes due 2012 and 5 1/2% Senior Notes due 2013. As a result of these transactions, we paid $537.7 million to extinguish $500 million in debt principal and recorded a $38.8 million expense for loss on extinguishment of debt.

(4)	Total dividends declared per share for the year ended December 31, 2012 include $1.00 per share representing the accelerated payment of dividends for 2013.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

	Year Ended December 31,
	2012	2011	2010
Homebuilding:	(Dollars in thousands, except per share amounts)
Home sale revenues	$1,150,998	$805,164	$921,022
Land sale revenues	5,144	11,859	5,883

Total home sale and land sale revenues	1,156,142	817,023	926,905

Home cost of sales	(973,120)	(686,661)	(745,085)
Land cost of sales	(4,823)	(10,796)	(5,366)
Inventory impairments	(1,105)	(12,965)	(21,195)

Total cost of sales	(979,048)	(710,422)	(771,646)

Gross margin	177,094	106,601	155,259

Gross margin %	15.3%	13.0%	16.8%

Selling, general and administrative expenses	(167,295)	(179,105)	(219,685)
Interest income	23,398	26,068	23,960
Interest expense	(808)	(20,842)	(38,157)
Other income (expense)	228	(43,350)	(2,273)

Homebuilding pretax income (loss)	32,617	(110,628)	(80,896)

Financial Services:
Revenues	46,881	26,086	30,473
Expenses	(21,645)	(26,306)	(23,351)
Interest and other income	3,262	3,376	3,173

Financial services pretax income	28,498	3,156	10,295

Income (loss) before income taxes	61,115	(107,472)	(70,601)
Benefit from income taxes	1,584	9,082	5,831

Net income (loss)	$62,699	$(98,390)	$(64,770)

Earnings (loss) per share:
Basic	$1.29	$(2.12)	$(1.40)
Diluted	$1.28	$(2.12)	$(1.40)
Weighted Average Common Shares Outstanding:
Basic	47,660,629	46,796,334	46,627,815
Diluted	48,064,839	46,796,334	46,627,815
Dividends declared per share	$2.00	$1.00	$1.00
Cash provided by (used in):
Operating activities	$(109,213)	$(80,349)	$(209,100)
Investing activities	$(21,781)	$404,264	$(644,466)
Financing activities	$(52,727)	$(552,779)	$191,539

EXECUTIVE SUMMARY

Overview

During 2012, we implemented various initiatives to help us achieve full-year profitability in 2012. These included reducing our selling, general and administrative expenses (“SG&A”), improving our sales processes and enhancing our product offerings, which consisted of more included features and new designs, and reducing our capital costs. For a more detailed discussion of these initiatives please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form 10-K for the year ended December 31, 2011. In addition to these initiatives, we took advantage of a recovering housing market and improved overall economic conditions in most of our markets.

As a result of our strategic initiatives and a recovering housing market, we achieved full year profitability of $62.7 million for the year ended December 31, 2012, which represented four consecutive quarters of operating profits and more than a $160 million improvement in our net income over 2011. Our favorable results were largely attributable to better operating profits from our homebuilding segment, which experienced significant revenue growth as well as operating margin expansion. In addition, our financial services segment profit increased considerably as we took advantage of favorable mortgage market conditions, including higher volume and margins for our mortgage loan products.

For the year ended December 31, 2012, we reported net income of $62.7 million, or $1.28 per diluted share, compared to a net loss of $98.4 million, or $2.12 per diluted share for the year earlier period. The improvement in our net income was driven primarily by a 43% increase in home sale revenues, a 230 basis point improvement in our gross margin from home sales (inclusive of an $11.9 million reduction in inventory impairments), a 770 basis point reduction in our homebuilding SG&A expenses as a percentage of home sale revenues, a $20.0 million decrease in interest expense, and a $25.3 million increase in our financial services operations pretax income. Also, 2011 results were impacted by a $38.8 million charge related to the early extinguishment of $500 million of debt.

In addition to the improvement in market conditions, our efforts to improve our sales process, product offering and cancellation rate helped us drive significantly improved sales results. During 2012, net new orders increased 50% year-over-year to 4,342 homes, driven by a 48% improvement in our sales absorption pace per community which was substantially aided by a 1,300 basis point reduction in our cancellation rate. At the same time, we have worked to balance our improved absorption pace by increasing home prices and reducing incentives in many subdivisions across the country. This effort has helped us improve our gross margin from home sales year-over-year and on a sequential basis throughout the year. Our 2012 fourth quarter gross margin from home sales before impairments was 17.0% (16.7% including $1.1 million of inventory impairments), which represented a 150 basis point improvement over the 2012 third quarter gross margin from home sales and was on top of a 130 basis point improvement for the 2012 third quarter as compared to the 2012 second quarter.

Furthermore, in light of our improving sales absorption rates and improving housing market conditions, the Company accelerated its land acquisition activity during the second half of 2012. As of December 31, 2012, we owned or had under option over 11,400 lots, a 3% increase over our lot position at the end of 2011. We believe that this lot position, in addition to planned land acquisition activity going into the next fiscal year, will continue to provide us with a strong base to drive continued revenue growth in 2013.

Our financial position remained strong at the end of 2012, as evidenced by our total cash and marketable securities of $712 million, which was nearly equal to our total senior note debt of $745 million. Additionally, to further strengthen our liquidity, in January 2013 we issued $250 million of 30-year 6% senior unsecured notes due 2043. We believe that our strong financial position gives us a competitive advantage as we pursue attractive land acquisition opportunities as the housing market improves, which can help us further grow our operations in the future.

Homebuilding

	Year Ended December 31,			Change from 2011 to 2012	Change from 2010 to 2011
	2012	2011	2010
Homebuilding pretax income (loss):	(Dollars in thousands)
West	$27,076	$(16,889)	$9,910	$43,965	$(26,799)
Mountain	24,302	1,397	1,060	22,905	337
East	11,011	(7,195)	(3,048)	18,206	(4,147)
Corporate	(29,772)	(87,941)	(88,818)	58,169	877

Total homebuilding pretax income (loss)	$32,617	$(110,628)	$(80,896)	$143,245	$(29,732)

For the year ended December 31, 2012, we reported homebuilding pretax income of $32.6 million, compared to a pretax loss of $110.6 million for year ended December 31, 2011. The $143.2 million improvement in our homebuilding financial performance was driven primarily by a 43% increase in home sale revenues, a 230 basis point improvement in our gross margin from home sales, a 770 basis point reduction in our SG&A expenses as a percentage of home sale revenues and a $20.0 million decrease in our interest expense. In addition, the 2011 results were adversely impacted by a $38.8 million charge related to the early extinguishment of $500 million of debt.

Our West, Mountain and East segments all showed improvements in pretax results for the year ended December 31, 2012 compared to 2011. The improvements in each of these segments were driven by reductions in SG&A expenses and improvements in our gross margins in many markets. The improvements in pretax results were also aided by increases in our homebuilding revenues in our West, Mountain and East segments due to increases in homebuilding deliveries and average price per home delivered. Our pretax results for our non-operating Corporate segment improved $58.2 million for the year ended December 31, 2012 due primarily to reductions in both interest and SG&A expenses, which included a various significant legal recoveries totaling $9.8 million during 2012, and a $38.8 million reduction in loss on extinguishment of senior debt that was recorded in 2011.

For the year ended December 31, 2011, we reported a homebuilding pretax loss of $110.6 million, compared to a pretax loss of $80.9 million for the year ended December 31, 2010. The $29.7 million decline in our homebuilding financial performance was driven primarily by a 13% decrease in home sale revenues, a 370 basis point decrease in gross margin from home sales and a $38.8 million charge related to the early extinguishment of debt, partially offset by a 170 basis point reduction in our homebuilding SG&A expenses as a percentage of home sale revenues.

Our West and East segments all showed declines in pretax results for the year ended December 31, 2011 compared to 2010. The decline in each of these segments was driven primarily by fewer home deliveries, lower gross margins, including the impact of lower adjustments to reduce warranty accruals in 2011 when compared to 2010. These items were partially offset by decreases in SG&A expenses and impairment charges. Our Mountain segment showed an increase in pretax income of $0.3 million during the year ended December 31, 2011 primarily resulting from declines in SG&A expenses and higher adjustments to reduce warranty reserves recorded during 2011 compared with warranty adjustment increases during 2010.

	December 31,		Change
	2012	2011
Homebuilding assets:	(Dollars in thousands)
West	$459,807	$346,442	$113,365
Mountain	332,939	262,787	70,152
East	274,199	255,074	19,125
Corporate	692,500	852,561	(160,061)

Total homebuilding assets	$1,759,445	$1,716,864	$42,581

Homebuilding assets in the West, Mountain and East segments increased $113.4 million, $70.2 million and $19.1 million, respectively, from December 31, 2011 to December 31, 2012, primarily due to increases in construction activity and land acquisition, both of which resulted in increased inventory balances. Homebuilding assets in the Corporate segment decreased $160.1 million from December 31, 2011 to December 31, 2012, primarily due to a $153 million decrease in cash and marketable securities related to investments in inventories.

Revenues

	Year Ended December 31,			$ Change from 2011 to 2012	% Change from 2011 to 2012	$ Change from 2010 to 2011	% Change from 2010 to 2011
	2012	2011	2010
Home and land sale revenues	(Dollars in thousands)
West	$516,079	$272,800	$326,278	$243,279	89%	$(53,478)	-16%
Mountain	355,368	316,189	346,289	39,179	12%	(30,100)	-9%
East	284,695	228,034	254,338	56,661	25%	(26,304)	-10%

Total home and land sale revenues	$1,156,142	$817,023	$926,905	$339,119	42%	$(109,882)	-12%

Total home and land sale revenues for the year ended December 31, 2012 increased 42% to nearly $1.2 billion compared to $817.0 million for the prior year period. For the period ended December 31, 2011, total home and land sales revenues decreased 12% to $817.0 million compared to $926.9 million for 2010. The change in revenues for both periods was driven by changes to the number and average price of new home deliveries as shown in the tables below.

New Home Deliveries:

	Year Ended December 31,
	2012		% Change		2011		% Change		2010
	Homes	Dollar Value	Homes	Dollar Value	Homes	Dollar Value	Homes	Dollar Value	Homes	Dollar Value
	(Dollars in thousands)
Arizona	603	131,278	43%	64%	423	80,133	-26%	-27%	571	109,149
California	543	184,490	100%	121%	272	83,488	-9%	-24%	298	110,538
Nevada	604	125,725	82%	103%	331	61,833	-39%	-39%	544	101,203
Washington	247	73,074	69%	89%	146	38,710	N/M	N/M	-	-

West	1,997	514,567	70%	95%	1,172	264,164	-17%	-18%	1,413	320,890

Colorado	807	289,416	8%	15%	748	251,935	-5%	4%	789	243,379
Utah	226	64,006	0%	4%	225	61,761	-41%	-40%	383	102,415

Mountain	1,033	353,422	6%	13%	973	313,696	-17%	-9%	1,172	345,794

Maryland	233	99,476	13%	10%	207	90,312	-10%	-10%	231	100,813
Virginia	280	135,067	33%	49%	211	90,844	-11%	-17%	236	109,338
Florida	195	47,915	3%	10%	190	43,450	-2%	-2%	193	44,187
Illinois	2	551	N/M	N/M	9	2,698	N/M	N/M	-	-

East	710	283,009	15%	25%	617	227,304	-7%	-11%	660	254,338

Total	3,740	1,150,998	35%	43%	2,762	805,164	-15%	-13%	3,245	921,022

N/M - Not meaningful

The increase in new home deliveries for the year ended December 31, 2012 was primarily attributable to a 24% increase in the number of homes in backlog to start the period as compared to the prior year. The West segment was the primary driver of the increase, as beginning backlog rose 91% year-over-year due to increased demand, particularly in our Arizona, California and Nevada markets. Resale listings and the level of distressed properties in many of our markets have been shrinking, particularly in the West, which has provided a boost in demand for new home sales.

Homes delivered during the year ended December 31, 2011 were down in each of our homebuilding segments. Contributing to the decline in home closings was the negative impact from the federal homebuyer tax credit, which expired during 2010. In our West segment, this impact was partially offset by closing 146 homes in our new Washington market.

Average Selling Prices:

	Year Ended December 31,
	2012	% Change	2011	% Change	2010
	(Dollars in thousands)
Arizona	$217.7	15%	$189.4	-1%	$191.2
California	339.8	11%	306.9	-17%	370.9
Nevada	208.2	11%	186.8	0%	186.0
Washington	295.8	12%	265.1	N/M	-

West	257.7	14%	225.4	-1%	227.1

Colorado	358.6	6%	336.8	9%	308.5
Utah	283.2	3%	274.5	3%	267.4

Mountain	342.1	6%	322.4	9%	295.0

Maryland	426.9	-2%	436.3	0%	436.4
Virginia	482.4	12%	430.5	-7%	463.3
Florida	245.7	7%	228.7	0%	228.9
Illinois	275.5	-8%	299.8	N/M	-

East	398.6	8%	368.4	-4%	385.4

Total	$307.8	6%	$291.5	3%	$283.8

N/M - Not meaningful

Our consolidated average home price increased 6% for the year ended December 31, 2012, primarily due to increased prices and lower incentives in certain of our markets, particularly in the West segment, coupled with a shift in the mix of closings to more desirable communities within individual markets.

During the year ended December 31, 2011, our consolidated average selling price of closed homes increased by 3% as we delivered a greater percentage of our homes in the higher-priced Colorado market and delivered fewer homes in our lower-priced markets of Arizona and Nevada.

Gross Margin

Gross margin from home sales for the year ended December 31, 2012 was 15.4%, up 230 basis points from 13.1% for the year earlier period. The increase in gross margins was primarily due to reduced incentives and increased prices in many of our markets, particularly in Arizona and Nevada. In addition, the gross margins were impacted in part by a reduction in impairment charges from $13.0 million in the year ended December 31, 2011 to $1.1 million in the year ended December 31, 2012, which was largely offset by a $6.4 million benefit recorded in 2011 from the settlement of a construction defect claim and the impact of project close-out adjustments and a $5.5 million warranty accrual reduction in 2011, while 2012 did not include any of these significant adjustments.

Gross margin from home sales of 13.1% for the year ended December 31, 2011 was down 370 basis points from the 16.8% in 2010. The decrease was attributable to a reduction in positive adjustments to warranty reserves as there was a $5.5 million benefit to gross margin from home sales from reductions to warranty accruals for the year ended December 31, 2011 versus $20.8 million in benefits for the year ended December 31, 2010. We believe the lower warranty payment experience rate in the 2011 and 2010 periods were driven by, among other things, a tighter focus and controls over our warranty expenditures, a significant drop in sales volumes over the last several years, which resulted in fewer homes under warranty, and better quality controls and construction practices. In addition, gross margins from home sales in the first half of 2011 were negatively impacted by closing a high percentage of unsold started homes under construction, which historically are less profitable than homes that are started with a buyer under contract. The increase in the percentage of unsold started homes closed was driven by a strategy of offering elevated incentives to reduce the number of unsold started homes in inventory. During the second half of 2011, gross margin from home sales began to recover as our percentage of speculative homes under construction decreased.

Excluding inventory impairments, warranty accrual adjustments and interest in cost of sales, our adjusted gross margin percentage from home sales for the years ended December 31, 2012, 2011 and 2010 was 18.2%, 16.7% and 19.4%, respectively (please see table set forth below reconciling this non-GAAP measure to our gross margin from home sales). The 150 basis point year-over-year increase in adjusted gross margin from home sales for 2012 versus 2011 was positively impacted by generally improved housing market conditions and demand, a reduction in the level of incentives utilized, price increases realized in many of our communities, and delivering a higher percentage of homes started with a buyer under contract, which historically have been more profitable than homes that are started without a buyer under contract. The higher adjusted gross margin in 2010 as compared to 2011 was the result of a lower land basis expensed through cost of sales in 2010 due to previously impaired inventory as well as higher homebuyer demand in 2010 related to the impact of the federal homebuyer tax credit.

The table set forth below is a reconciliation of our gross margin and gross margin percentage, as reported, to gross margin from home sales and gross margins from home sales excluding inventory impairments, warranty adjustments and interest in home cost of sales.

	Year Ended December 31,
	2012	Gross Margin %	2011	Gross Margin %	2010	Gross Margin %
	(Dollars in thousands)
Gross Margin	$177,094	15.3%	$106,601	13.0%	$155,259	16.8%
Less: Land Sales Revenue	(5,144)		(11,859)		(5,883)
Add: Land Cost of Sales	4,823		10,796		5,366

Gross Margin from Home Sales	$176,773	15.4%	$105,538	13.1%	$154,742	16.8%
Add: Inventory Impairments	1,105		12,965		21,195

Gross Margin from Home Sales excluding Impairments(1)	$177,878	15.5%	$118,503	14.7%	$175,937	19.1%
Add: Interest in Cost of Sales	31,106		21,152		23,812
Less: Warranty Adjustments	-		(5,478)		(20,845)

Adjusted Gross Margin from Home Sales(1)	$208,984	18.2%	$134,177	16.7%	$178,904	19.4%

(1)

Gross margin from home sales excluding impairments and adjusted gross margin from home sales are both non-GAAP financial measures. We believe this information is meaningful as it isolates the impact that inventory impairments, warranty adjustments and interest have on our gross margin from home sales and permits investors to make better comparisons with our competitors, who also break out and adjust gross margins in a similar fashion. Furthermore, the adjusted gross margin measure has been used by us as one financial metric criterion for performance-based stock options for certain executive officers.

Inventory Impairments

Impairments recognized for the years ended December 31, 2012, 2011 and 2010 are shown in the table below:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$-	$7,270	$14,808
Mountain	-	1,850	555
East	295	1,804	542

Subtotal	295	10,924	15,905

Land and Land Under Development:
West	-	1,499	3,163
Mountain	-	449	964
East	810	93	1,163

Subtotal	810	2,041	5,290

Inventory impairments	$1,105	$12,965	$21,195

During the year ended December 31, 2012, we recorded $1.1 million of inventory impairments related to two projects in our Maryland division. Based on the slow sales absorption rates experienced during 2012 and the estimated sales price reductions required to sell the remaining lots and houses in these communities, it was determined that the fair values were less than the carrying values.

During the year ended December 31, 2011, we recorded $13.0 million of inventory impairments. These impairments primarily were incurred during the 2011 second and third quarters in select subdivisions primarily in the California and Nevada markets of our West segment, and the Utah market of our Mountain segment. The impairment of these specific subdivisions, most of which were purchased during 2010, primarily resulted from lowering anticipated home sales prices from those that were expected at the time we purchased the land, based on our experience with homes sold or closed in these subdivisions. As a result of declining home sales prices, we determined based upon our impairment evaluation, that the fair market values of the land and homes in these subdivisions were less than their carrying values.

During the year ended December 31, 2010, we recorded $21.2 million of impairments. The impairments were concentrated in the Arizona and Nevada markets of our West segment and primarily resulted from lowering our estimated average selling prices of homes. This was primarily due to: (1) strong competition for sales of new homes; (2) overall low economic activity combined with high unemployment levels; (3) homebuyers having difficulty qualifying for new loans; and (4) the elevated levels of foreclosure and short-sale homes driving real estate values down.

The following table shows the number of subdivisions and carrying value of the inventory we tested for impairment during each quarter in the years ended December 31, 2012, 2011 and 2010. The table also includes impairments that we recorded during such periods, as well as the quarter-end fair value, number of lots and number of subdivisions for the impaired inventories. For the years ended December 31, 2012, 2011 and 2010, we used a discount rates generally ranging from 13% to 18% for the subdivisions that were impaired.

Quarter Ended	Total Subdivisions Tested for Impairment During Quarter	Value of Inventory Tested for Impairment During Quarter	Carrying Value of Impaired Inventory Before Impairment	Inventory Impairments	Fair Value of Impaired Inventory after Impairments	Number of Subdivisions Impaired During the Quarter	Number of Lots Impaired During the Quarter
	(Dollars in thousands)
March 31, 2012	33	$81,492	$-	$-	$-	-	-
June 30, 2012	27	63,616	-	-	-	-	-
September 30, 2012	22	62,681	-	-	-	-	-
December 31, 2012	17	62,808	3,840	1,105	2,735	2	25

Total	99	$270,597	$3,840	$1,105	$2,735	2	25

March 31, 2011	10	$80,915	$-	$-	$-	-	-
June 30, 2011	49	95,407	29,205	8,633	20,572	9	392
September 30, 2011	50	109,247	22,613	4,049	18,564	11	313
December 31, 2011	40	89,031	2,765	283	2,482	2	12

Total	149	$374,600	$54,583	$12,965	$41,618	22	717

March 31, 2010	9	$16,879	$-	$-	$-	-	-
June 30, 2010	33	54,220	-	-	-	-	-
September 30, 2010	52	82,444	11,258	3,633	7,625	8	214
December 31, 2010	53	90,138	59,765	17,562	42,203	38	964

Total	147	$243,681	$71,023	$21,195	$49,828	46	1,178

Selling, General and Administrative Expenses

Our SG&A expenses for the year ended December 31, 2012 decreased $11.8 million to $167.3 million, compared to $179.1 million for same period in 2011. The decrease in SG&A was attributable to reductions in salaries and other overhead costs and $9.8 million in various significant legal recoveries. These items were partially offset by a $10.7 million increase in commission expenses, which was driven by our 43% increase in home sale revenues. The decrease in SG&A expenses, combined with increased revenues, resulted in better operating leverage, with SG&A expenses as a percentage of home sale revenues decreasing to 14.5% for the year ended December 31, 2012 versus 22.2% for the same period in 2011.

Our SG&A expenses for the year ended December 31, 2011 decreased 18%, or $40.6 million, to $179.1 million, compared to $219.7 million for same period in 2010. The decrease in SG&A expenses was primarily attributable to a decrease in commission expenses of $5.3 million, which was driven by our decrease in home sale revenues, a $6.5 million decline in legal expenses, $5.0 million in reductions to executive bonuses and reductions in salaries and other overhead costs.

Interest Income

Our interest income for the years ended December 31, 2012, 2011 and 2010 was $23.4 million, $26.1 million and $24.0 million, respectively. The changes in interest income over each period were attributable to the year-over-year changes in our cash and cash equivalents and marketable securities balances, as well as changing yields.

Interest Expense

For the years ended December 31, 2012, 2011 and 2010, we expensed $0.8 million, $20.8 million and $38.2 million of interest, respectively, related to the portion of our homebuilding debt that exceeded our qualified assets. The year-over-year decrease from 2011 to 2012 related primarily to the repayment of $500 million of senior debt during the latter half of 2011, which significantly reduced the amount by which our homebuilding debt exceeded our qualified assets combined with the increase in total inventories from 2011 to 2012.

Other Income (Expense)

For the years ended December 31, 2012, 2011 and 2010, our other income (expense) was $0.2 million, $(43.4) million and $(2.3) million, respectively. Other expense for the year ended December 31, 2011 was largely related to a $38.8 million charge for the early extinguishment of $500 million of debt.

Other Homebuilding Operating Data

Net New Orders:

	Year Ended December 31,
	2012		% Change		2011		% Change		2010
	Homes	Dollar Value	Homes	Dollar Value	Homes	Dollar Value	Homes	Dollar Value	Homes	Dollar Value
	(Dollars in thousands)
Arizona	625	137,159	34%	57%	467	87,223	-15%	-17%	552	105,195
California	654	225,174	110%	143%	311	92,760	3%	-14%	301	108,061
Nevada	652	146,094	59%	95%	411	75,011	-23%	-27%	532	102,117
Washington	272	82,325	119%	153%	124	32,577	N/M	N/M	-	-

West	2,203	590,752	68%	105%	1,313	287,571	-5%	-9%	1,385	315,373

Colorado	1,044	364,056	47%	51%	708	240,671	-17%	-9%	855	265,403
Utah	239	71,080	7%	15%	224	61,760	-37%	-36%	358	96,975

Mountain	1,283	435,136	38%	44%	932	302,431	-23%	-17%	1,213	362,378

Maryland	303	129,891	56%	49%	194	87,279	-16%	-9%	231	95,631
Virginia	362	179,744	48%	65%	244	109,103	5%	8%	233	101,153
Florida	189	46,493	-4%	2%	196	45,592	-1%	0%	198	45,371
Illinois	2	550	N/M	N/M	8	2,279	N/M	N/M	1	300

East	856	356,678	33%	46%	642	244,253	-3%	1%	663	242,455

Total	4,342	1,382,566	50%	67%	2,887	839,255	-11%	-9%	3,261	920,206

N/M - Not meaningful

Average Home Order Prices:

	Year Ended December 31,
	2012	% Change	2011	% Change	2010
	(Dollars in thousands)
Arizona	$219.5	17%	$186.8	-2%	$190.6
California	344.3	15%	298.3	-17%	359.0
Nevada	224.1	23%	182.5	-5%	191.9
Washington	302.7	15%	262.7	N/M	-

West	268.2	22%	219.0	-4%	227.7

Colorado	348.7	3%	339.9	10%	310.4
Utah	297.4	8%	275.7	2%	270.9

Mountain	339.2	5%	324.5	9%	298.7

Maryland	428.7	-5%	449.9	9%	414.0
Virginia	496.5	11%	447.1	3%	434.1
Florida	246.0	6%	232.6	2%	229.1
Illinois	275.0	-3%	284.9	-5%	300.0

East	416.7	10%	380.5	4%	365.7

Total	$318.4	10%	$289.0	2%	$282.2

N/M - Not meaningful

Net new orders for the year ended December 31, 2012 increased 50% to 4,342 homes, compared with 2,887 homes for the year ended December 31, 2011. Our monthly sales absorption rate for the year ended December 31, 2012 was 2.09 per community compared to 1.41 per community for the year ended December 31, 2011. We experienced substantial order growth in most of our homebuilding segments due to a combination of a change in our sales processes and procedures, and the overall improvement in housing market conditions. Our West segment experienced the most significant increase due to particularly strong demand.

Net new orders for the year ended December 31, 2011 decreased 11% to 2,887 homes, compared with 3,261 homes for the year ended December 31, 2010. Our monthly sales absorption rate for the year ended December 31, 2011 was 1.4 per community compared to 2.0 per community for the year ended December 31, 2010. The decrease was primarily due to significant decreases in the markets of our Mountain segment and the Arizona and Nevada markets of our West segment. The declines in those markets were driven primarily by the impact of the expiration of the 2010 federal homebuyer tax credit and increased volatility in our cancellation rates, partially offset by the 124 net orders for homes we received in our new Washington market and an increased number of active communities.

Active Subdivisions:

				% Change from 2011 to 2012	% Change from 2010 to 2011
	At December 31,
	2012	2011	2010
Arizona	12	25	26	-52%	-4%
California	13	17	13	-24%	31%
Nevada	12	20	18	-40%	11%
Washington	10	9	-	11%	N/M

West	47	71	57	-34%	25%

Colorado	42	47	39	-11%	21%
Utah	14	21	19	-33%	11%

Mountain	56	68	58	-18%	17%

Maryland	18	16	14	13%	14%
Virginia	12	15	8	-20%	88%
Florida	15	17	11	-12%	55%

East	45	48	33	-6%	45%

Total	148	187	148	-21%	26%

Average for year ended	173	171	137	0%	19%

At December 31, 2012, we had 148 active subdivisions, down 21% from 187 active subdivisions at December 31, 2011. The decrease was primarily caused by our decision to slow the pace of new community acquisitions during the second half of 2011 in light of uncertainties regarding future economic conditions at that time. In addition, higher than expected sales for the year ended December 31, 2012 resulted in certain subdivisions selling out more quickly than anticipated. In light of increased sales demand and higher sales absorption rates, we accelerated our land acquisition activities during the second half of 2012 in order to increase our active community count during 2013. We purchased approximately 4,450 lots during the year ended December 31, 2012, of which approximately 3,550 lots were purchased in the second half of 2012. With the significant increase in acquisition activity in the latter half of 2012, we expect our active subdivision count to increase in the first half of 2013.

Our active subdivisions at December 31, 2011 increased in each of our homebuilding segments compared with December 31, 2010 as a result of significant land acquisition activity in 2010 and the first half of 2011, including the purchase of assets to enter the Washington market.

Cancellation Rates:

	Year Ended December 31,			Change in Percentage from 2011 to 2012	Change in Percentage from 2010 to 2011
	2012	2011	2010
Arizona	21%	34%	22%	-13%	12%
California	23%	38%	25%	-15%	13%
Nevada	17%	37%	29%	-20%	8%
Washington	20%	19%	0%	1%	19%

West	20%	35%	26%	-15%	9%

Colorado	23%	36%	32%	-13%	4%
Utah	23%	42%	35%	-19%	7%

Mountain	23%	37%	33%	-14%	4%

Maryland	34%	44%	34%	-10%	10%
Virginia	25%	31%	32%	-6%	-1%
Florida	24%	38%	36%	-14%	2%

East	28%	38%	34%	-10%	4%

Total	23%	36%	30%	-13%	6%

Our cancellation rate for the year ended December 31, 2012 was 23% compared to 36% for the year ended December 31, 2011. The improvement in our cancellation rate reflected the overall improvement in housing market conditions and the implementation of more strict underwriting standards for recognizing new home orders as a part of our efforts to improve our sales processes. We experienced our highest cancellation rate in the East segment, due to more cancellations in our Maryland market resulting from efforts to reduce contingent buyers in backlog, and we experienced our lowest cancellation rate in the West segment, where we experienced strong demand in each market within this segment during 2012.

Our cancellation rate during the year ended December 31, 2011 was 36% compared to 30% for the year ended December 31, 2010. Each of our homebuilding segments experienced an increase in their cancellation rates, primarily due to the expiration of the federal homebuyer tax credit in 2010 and increased cancellation rate volatility following a series of large national sales campaigns in 2011.

Backlog:

	At December 31,
	2012		% Change		2011		% Change		2010
	Homes	Dollar Value	Homes	Dollar Value	Homes	Dollar Value	Homes	Dollar Value	Homes	Dollar Value
	(Dollars in thousands)
Arizona	150	$35,064	17%	30%	128	$26,875	52%	63%	84	$16,469
California	229	78,400	94%	110%	118	37,341	49%	45%	79	25,743
Nevada	204	50,533	31%	69%	156	29,969	105%	88%	76	15,949
Washington	79	26,761	46%	79%	54	14,958	N/M	N/M	-	-

West	662	190,758	45%	75%	456	109,143	91%	88%	239	58,161

Colorado	470	174,280	102%	106%	233	84,519	-15%	-9%	273	92,447
Utah	81	25,058	19%	30%	68	19,253	-1%	-1%	69	19,477

Mountain	551	199,338	83%	92%	301	103,772	-12%	-7%	342	111,924

Maryland	183	79,162	62%	62%	113	48,987	-10%	-7%	126	52,832
Virginia	185	92,303	80%	85%	103	49,953	47%	62%	70	30,759
Florida	64	17,452	-9%	-3%	70	18,020	9%	21%	64	14,937

East	432	188,917	51%	62%	286	116,960	10%	19%	260	98,528

Total	1,645	$579,013	58%	76%	1,043	$329,875	24%	23%	841	$268,613

N/M - Not meaningful

Average Prices of Homes in Backlog:

	At December 31,
	2012	% Change	2011	% Change	2010
	(Dollars in thousands)
Arizona	233.8	11%	210.0	7%	196.1
California	342.4	8%	316.4	-3%	325.9
Nevada	247.7	29%	192.1	-8%	209.9
Washington	338.7	22%	277.0	N/M	N/M

West	288.2	20%	239.3	-2%	243.4

Colorado	370.8	2%	362.7	7%	338.6
Utah	309.4	9%	283.1	0%	282.3

Mountain	361.8	5%	344.8	5%	327.3

Maryland	432.6	0%	433.5	3%	419.3
Virginia	498.9	3%	485.0	10%	439.4
Florida	272.7	6%	257.4	10%	233.4

East	437.3	7%	409.0	8%	379.0

Total	352.0	11%	316.3	-1%	319.4

N/M - Not meaningful

At December 31, 2012, we had 1,645 homes in backlog, with an estimated sales value of $579.0 million, compared with a backlog of 1,043 homes with an estimated sales value of $329.9 million at December 31, 2011. The 58% increase in the number of homes in our backlog was primarily the result of the increase in net orders during the year ended December 31, 2012. Our West and Mountain segments experienced the strongest growth in backlog due to improved market conditions, especially within each state within the West, and in Colorado in the Mountain segment.

The increase in our backlog at December 31, 2011 compared with December 31, 2010 was driven primarily by our West segment. Increases in net orders in addition to our expansion into the Seattle market drove a 91% increase in homes in backlog in our West segment.

Homes Completed or Under Construction (WIP lots):

	At December 31,			% Change from 2011 to 2012	% Change from 2010 to 2011
	2012	2011	2010
Unsold
Completed	221	146	119	51%	23%
Under construction - frame	421	249	722	69%	-66%
Under construction - foundation	183	79	103	132%	-23%

Total unsold started homes	825	474	944	74%	-50%
Sold homes under construction or completed	1,147	638	609	80%	5%
Model homes	221	226	242	-2%	-7%

Total homes completed or under construction	2,193	1,338	1,795	64%	-25%

Our total homes completed or under construction increased to 2,193 at December 31, 2012 from 1,338 at December 31, 2011, primarily related to a higher number of sold homes started in light of our year-over-year increase in backlog. We also intentionally increased our inventory of unsold started homes based on the overall improvement in housing market conditions and increased demand for started homes.

Our total homes completed or under construction decreased by 457 to 1,338 at December 31, 2011 from 1,795 at December 31, 2010. This decrease primarily resulted from our focused efforts to reduce our inventory of unsold started homes, which had increased during 2010 in light of poor market conditions at that time.

Lots Owned and Optioned (including homes completed or under construction):

	December 31, 2012			December 31, 2011			December 31, 2010
	Lots Owned	Lots Optioned	Total Lots Controlled	Lots Owned	Lots Optioned	Total Lots Controlled	Lots Owned	Lots Optioned	Total Lots Controlled
Arizona	1,763	80	1,843	955	77	1,032	1,521	408	1,929
California	1,080	-	1,080	1,384	-	1,384	1,396	222	1,618
Nevada	1,226	40	1,266	1,191	33	1,224	1,234	838	2,072
Washington	472	162	634	385	147	532	-	-	-

West	4,541	282	4,823	3,915	257	4,172	4,151	1,468	5,619

Colorado	3,335	508	3,843	3,220	321	3,541	3,425	688	4,113
Utah	532	13	545	607	17	624	728	393	1,121

Mountain	3,867	521	4,388	3,827	338	4,165	4,153	1,081	5,234

Maryland	577	315	892	566	596	1,162	473	745	1,218
Virginia	553	263	816	678	173	851	558	132	690
Illinois	-	-	-	125	-	125	134	-	134
Florida	365	159	524	330	340	670	362	733	1,095

East	1,495	737	2,232	1,699	1,109	2,808	1,527	1,610	3,137

Total	9,903	1,540	11,443	9,441	1,704	11,145	9,831	4,159	13,990

We increased our supply of owned and optioned lots by 3% during the year ended December 31, 2012 to 11,443 total lots, even after a 35% increase in new home deliveries in 2012 as compared to the year earlier period. Our lot supply increased most significantly in the West, particularly in the Arizona market, which was up 79%, and in our Colorado market, which was up 9%. These increases were partially offset by a 21% decline in lots in our East segment due to decreases in each market within that segment.

The decrease in total owned and optioned lots at December 31, 2011 compared to December 31, 2010, primarily resulted from electing not to enter into many option contracts during the last part of 2011, as we determined we had a sufficient lot supply to satisfy existing demand.

Financial Services

We reported financial services pretax income of $28.5 million for the year ended December 31, 2012, compared to pretax income of $3.2 million for the year ended December 31, 2011. The increase in our financial services pretax income was driven primarily by a year-over-year increase of $23.5 million in our mortgage operations pretax income of $23.9 million for the year ended December 31, 2012. The improvement in our mortgage operation’s profitability was driven largely by a total of $14.0 million in year-over-year increases in: (1) the marketing gains on sales of mortgage loans; (2) the corresponding servicing rights from those sales and; (3) origination income for the year ended December 31, 2012. These increases were due to favorable mortgage market conditions, increases in the volume of loans locked and originated, and a decrease in the level of special financing programs that we offered our homebuyers. Our mortgage operation’s profitability for the year ended December 31, 2012 also benefited from a year-over-year decrease in our loan loss reserve expense by $7.7 million due to reduced repurchase and indemnity claims received from third-party purchasers of our mortgage loans and reductions in settlement claims paid by HomeAmerican. During 2011, the Company’s mortgage subsidiary entered into various settlements with third parties concerning claims and potential claims to repurchase certain previously sold mortgage loans, which resulted in an increase in its loan loss reserve of $8.0 million. The balance of our financial services pretax income, which consisted of income from our insurance and title operations, was $4.6 million for the year ended December 31, 2012, as compared with $2.8 million for the year ended December 31, 2011.

We reported financial services pretax income of $3.2 million for the year ended December 31, 2011, compared to pretax income of $10.3 million for the year ended December 31, 2010. The $7.1 million decrease in our financial services pretax income was primarily driven by a $6.2 million decline in gains on sale of mortgage loans and a $2.8 million decline in loan origination fees, both driven by a decrease in the volume of loan originations and higher incentives on loans for customers in 2011 compared to 2010, and an $8.0 million increase to our loan loss reserve due to various settlements with third parties concerning claims and potential claims to repurchase certain previously sold mortgage loans. These amounts were partially offset by improvements in fair values on our commitments to originate loans and forward sales commitments.

The following table sets forth information relating to the sources of revenues for our financial services operations.

	Year Ended December 31,
	2012	2011	2010
Financial services revenue:	(Dollars in thousands)
Mortgage operations	$35,123	$17,807	$21,839
Other	11,758	8,279	8,634

Total financial services revenue	$46,881	$26,086	$30,473

The following table sets forth information for our mortgage operations relating to mortgage loans originated and capture rate. The “Capture Rate” is defined as the number of mortgage loans originated by our mortgage operations for our homebuyers as a percent of our total home closings.

	Year Ended December 31,
	2012	2011	2010
Total Originations:	(Dollars in thousands)
Loans	2,557	2,076	2,734
Principal	$715,542	$556,558	$699,951
Capture rate	66%	72%	81%
Percentage of cash buyers	7%	7%	6%
Loans Sold to Third Parties:
Loans	2,457	2,023	2,727
Principal	$675,422	$545,613	$696,160
Mortgage Loan Origination Product Mix:
FHA loans	32%	40%	49%
Other government loans (VA & USDA)	30%	28%	23%

Total government loans	62%	68%	72%
Conventional loans	38%	32%	28%

	100%	100%	100%

Loan Type:
Fixed rate	99%	96%	97%
ARM	1%	4%	3%
Credit Quality:
Average FICO Score	737	736	734
Other Data:
Average Combined LTV ratio	90%	91%	90%
Full documentation loans	100%	100%	100%
Non-full documentation loans	0%	0%	0%

Income Taxes

Our income tax assets and liabilities and related effective tax rate are affected by various factors, the most significant of which is the valuation allowance recorded against our deferred tax assets. Due to the effects of the deferred tax valuation allowance and changes in unrecognized tax benefits, our effective tax rates in 2012, 2011 and 2010 are not meaningful as the income tax benefit is not directly correlated to the amount of pretax loss.

We had income tax benefits of $1.6 million, $9.1 million and $5.8 million during the years ended December 31, 2012, 2011 and 2010, respectively. The $1.6 million income tax benefit for the year ended December 31, 2012 was primarily from the release of reserves attributable to the expiration of statute of limitations periods and our 2011 settlements with various taxing authorities. The $9.1 million income tax benefit for the year ended December 31, 2011 resulted primarily from settlements of various state income tax matters and our settlement with the IRS on its audit of our 2004 and 2005 federal income tax returns. The $5.8 million income tax benefit for the year ended December 31, 2010 resulted primarily from our finalization of various state income tax examinations.

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

Our marketable securities consist of fixed rate and floating rate interest earning securities, primarily: (1) debt securities, which may include, among others, United States government and government agency debt and corporate debt; (2) holdings in equity securities consisting of mutual funds, which primarily invest in corporate bonds and other fixed income securities; and (3) deposit securities, which may include, among others, certificates of deposit and time deposits.

Capital Resources.

Our capital structure is primarily a combination of (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our publicly traded 5.375% senior notes due 2014 and 2015, 5.625% senior notes due 2020 and our 6% senior notes due 2043; (3) our Mortgage Repurchase Facility and (4) our Letter of Credit Facilities. Because of our current balance of cash, cash equivalents, marketable securities and available capacity under our Mortgage Repurchase Facility, we believe that our capital resources are adequate to satisfy our short and long-term capital requirements, including meeting future payments on our senior notes as they become due. See “Forward-Looking Statements” below.

We may from time to time seek to retire or purchase our outstanding senior notes through cash purchases, whether in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Senior Notes, Mortgage Repurchase Facility and Letter of Credit Facilities

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

Mortgage Lending.  HomeAmerican has a Master Repurchase Agreement, (the “Mortgage Repurchase Facility”), with U.S. Bank National Association (“USBNA”) which was amended on September 21, 2012 and extended until September 20, 2013. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. As of December 21, 2012, the Mortgage Repurchase Facility maximum aggregate commitment was temporarily increased to $80 million, which will return to $50 million after January 31, 2013.

At December 31, 2012 and 2011, we had $76.3 million and $48.7 million, respectively, of mortgage loans that we were obligated to repurchase under our Mortgage Repurchase Facility. Mortgage loans that we are obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the accompanying consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a Pricing Rate equal to the greater of (i) the LIBOR Rate (as defined in the Mortgage Repurchase Facility) plus 2.5%, or (ii) 3.25%. The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants customary for agreements of this type. The negative covenants include, among others, (i) an Adjusted Tangible Net Worth requirement, (ii) a minimum Adjusted Tangible Net Worth Ratio, (iii) an Adjusted Net Income requirement, and (iv) a minimum Liquidity requirement. The foregoing terms are defined in the Mortgage Repurchase Facility.

The table below sets forth the actual results of the covenant calculations and covenant requirements under the Mortgage Repurchase Facility at December 31, 2012.

	Covenant Test	Covenant Results
Adjusted Tangible Net Worth (minimum)	$18,000,000	$39,851,000
Adjusted Tangible Net Worth Ratio (maximum)	8.0 : 1.0	2.1 : 1.0
Adjusted Net Income (minimum)	$1	$14,757,000
Liquidity Test (minimum)	$8,000,000	$33,849,000

We believe we were in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility and we are not aware of any covenant violations as of December 31, 2012.

Letter of Credit Facilities.  At December 31, 2012, we had entered into letter of credit facilities with various lenders pursuant to which $8.0 million of letters of credit were issued and outstanding. Among these facilities are three committed revolving facilities, the terms of which provide that up to $65 million of letters of credit may be issued thereunder. The facilities, which are not secured, are fully and unconditionally guaranteed, jointly and severally, by all of our homebuilding subsidiaries and contain various financial and other covenants. We believe that we were in compliance with the covenants in these facilities as of December 31, 2012.

In addition, we had $6.7 million in letters of credit issued by HomeAmerican at December 31, 2012.

Dividends

For the year ended of December 31, 2012, we paid dividends of $2.00 per share. Of the $2.00 per share in dividends, $1.00 was in lieu of declaring and paying regular quarterly dividends in calendar year 2013.

MDC Common Stock Repurchase Program

At December 31, 2012, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the year ended December 31, 2012.

Consolidated Cash Flow

Our operating cash flows are primarily impacted by: (1) land purchases and construction of homes; (2) closing homes and the associated timing of collecting receivables from home closings; (3) sales of mortgage loans originated by HomeAmerican; (4) payments on accounts payables and accrued liabilities; and (5) funding for payroll. When we close on the sale of a house, our homebuilding subsidiaries will generally receive the proceeds from the sale of the homes within one to four days after it closes. Therefore, our home sales receivable balance can increase or decrease from period to period based upon the timing of our home closings. Additionally, the amount of mortgage loans held-for-sale can be impacted period to period based upon the number of mortgage loans that were originated by HomeAmerican that have not been sold to third party purchasers and by the timing of fundings by third party mortgage purchasers. Accordingly, mortgage loans held-for-sale may increase if HomeAmerican originates more homes towards the end of one reporting period when compared with the same period in the previous year. HomeAmerican will generally sell mortgage loans it originates within 15 to 40 days after origination.

Year Ended December 31, 2012.  We used $108.8 million in cash from operating activities during the year ended December 31, 2012, primarily resulting from: (1) increasing our inventory from December 31, 2011, which resulted in the use of $196.8 million in cash and (2) $41.6 million used in connection with originating mortgage loans held-for-sale. These items partially were offset by net income of $62.7 million and a $47.5 million increase in accounts payable.

We used $21.8 million in cash from investing activities during the year ended December 31, 2012, primarily attributable to purchasing $478.7 million of marketable securities. These items were significantly offset by the maturity and sale of marketable securities that increased our cash by $458.2 million.

We used $52.7 million of cash from financing activities during the year ended December 31, 2012, primarily resulting from $96.9 million of dividend payments. This was partially offset by net cash proceeds of $27.6 million from mortgage repurchase facility activity.

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

Year Ended December 31, 2010.  We used $209.1 million of cash from operating activities during the year ended December 31, 2010, primarily resulting from: (1) increasing our inventory from December 31, 2009, which resulted in the use of $283.9 million in cash; (2) $27.2 million of cash used related to prepaid expenses and other assets, which was primarily driven by increases in our deferred marketing costs as we built approximately 150 new model homes during 2010; and (3) $32.2 million from a decrease in our accrued liabilities. These items were partially offset by collecting $143.1 million of our 2010 income tax receivable.

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

Off-Balance Sheet Arrangements

Lot Option Purchase Contracts.  In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At December 31, 2012, we had deposits of $6.7 million in the form of cash and $3.3 million in the form of letters of credit that were at risk to secure option contracts to purchase 1,540 lots.

Surety Bonds and Letter of Credit Facilities.  At December 31, 2012, we had issued and outstanding surety bonds and letters of credit totaling $61.2 million and $14.7 million, respectively, including $6.7 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $24.2 million and $6.5 million, respectively. Among our letter of credit facilities are three committed revolving facilities, the terms of which provide that up to $65 million of letters of credit may be issued thereunder. The facilities, which are not secured, are fully and unconditionally guaranteed, jointly and severally, by most of our homebuilding subsidiaries and contain various financial and other covenants. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit. We believe that we were in compliance with the covenants in these facilities as of December 31, 2012.

We have made no material guarantees with respect to third-party obligations.

Contractual Obligations.

The table below summarizes our known contractual obligations at December 31, 2012.

	Payments due by Period (in thousands)
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Senior note debt	$750,000	$-	$500,000	$-	$250,000
Interest on senior note debt	172,657	40,938	68,438	28,125	35,156
Operating leases	15,617	4,451	6,953	3,562	651

Total(1) (2)	$938,274	$45,389	$575,391	$31,687	$285,807

(1)

Pursuant to the employment agreements with two of our executive officers of the Company, we have accrued at December 31, 2012 the present value of the expected annual retirement benefits of $28.5 million. These estimated liabilities have been excluded from the table above as the payment date is variable based upon the date of the retirement of the named executives.

(2)

The table above excludes $76.3 million of mortgage loans that we are obligated to repurchase under our Mortgage Repurchase Facility. Additionally, there were outstanding performance bonds and letters of credit totaling approximately $61.2 million and $14.7 million, respectively, at December 31, 2012, which have been excluded from the table above due to the uncertainty as to whether any payments may be made.

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

Homebuilding Inventory Valuation.  Our homebuilding inventories include assets associated with subdivisions in which we intend to construct and sell homes. Homebuilding inventories are carried at cost unless events and circumstances indicate that the carrying value of the underlying subdivision may not be recoverable. We determine impairments on a subdivision level basis as each such subdivision represents the lowest level of identifiable cash flows. In making this determination, we review, among other things, the following for each subdivision:

•	actual and trending “Operating Margin” (which is defined as home sale revenues less home cost of sales and all direct incremental costs associated with the home closing) for homes closed;
•	estimated future undiscounted cash flows and Operating Margin;
•	forecasted Operating Margin for homes in backlog;
•	actual and trending net and gross home orders;
•	base sales price and home sales incentive information for homes closed and homes in backlog;
•	market information for each sub-market, including competition levels, home foreclosure levels, the size and style of homes currently being offered for sale and lot size; and
•	known or probable events indicating that the carrying value may not be recoverable.

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

These estimates are dependent on specific market or sub-market conditions for each subdivision. While we consider available information to determine what we believe to be our best estimates as of the end of a reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change. Local market-specific conditions that may impact these estimates for a subdivision include:

•	historical subdivision results, and actual and trending Operating Margin, base selling prices and home sales incentives;
•	forecasted Operating Margin for homes in backlog;
•	the intensity of competition within a market or sub-market, including publicly available home sales prices and home sales incentives offered by our competitors;
•	increased levels of home foreclosures;
•	the current sales pace for active subdivisions;
•

subdivision specific attributes, such as location, availability and size of lots in the sub-market, desirability and uniqueness of subdivision location and the size and style of homes currently being offered;

•	potential for alternative home styles to respond to local market conditions;
•	changes by management in the sales strategy of a given subdivision; and
•	current local market economic and demographic conditions and related trends and forecasts.

These and other local market-specific conditions that may be present are considered by personnel in our homebuilding divisions as they prepare or update the forecasted assumptions for each subdivision. Quantitative and qualitative factors other than home sales prices could significantly impact the potential for future impairments. The sales objectives can differ among subdivisions, even within a given sub-market. For example, facts and circumstances in a given subdivision may lead us to price our homes with the objective of yielding a higher sales absorption pace, while facts and circumstances in another subdivision may lead us to price our homes to minimize deterioration in our gross margins from home sales, even though this could result in a slower sales absorption pace. Furthermore, the key assumptions included in our estimated future undiscounted cash flows may be interrelated. For example, a decrease in estimated base sales price or an increase in home sales incentives may result in a corresponding increase in sales absorption pace. Additionally, a decrease in the average sales price of homes to be sold and closed in future reporting periods for one subdivision that has not been generating what management believes to be an adequate sales absorption pace may impact the estimated cash flow assumptions of a nearby subdivision. Changes in our key assumptions, including estimated construction and land development costs, absorption pace and selling strategies could materially impact future cash flow and fair value estimates. Due to the number of possible scenarios that would result from various changes in these factors, we do not believe it is possible to develop a sensitivity analysis with a level of precision that would be meaningful to an investor.

If the undiscounted future cash flows of a subdivision are less than its carrying value, the carrying value of the subdivision is written down to its then estimated fair value.

We determine the estimated fair value of each subdivision either: (1) by determining the present value of the estimated future cash flows at discount rates that are commensurate with the risk of the subdivision under evaluation; or (2) assessing the market value of the land in its current condition by considering the estimated price a willing buyer would pay for the land (other than in a forced liquidation), and recent land purchase transactions that we believe are indicators of fair value. The estimated future cash flows are the same for both our recoverability and fair value assessments. Factors we consider when determining the discount rate to be used for each subdivision include, among others:

•	the number of lots in a given subdivision;
•	the amount of future land development costs to be incurred;
•	risks associated with the home construction process, including the stage of completion for the entire subdivision and the number of owned lots under construction; and
•	the estimated remaining lifespan of the subdivision.

We allocate the impairments recorded between housing completed or under construction and land and land under development for each impaired subdivision based upon the status of construction of a home on each lot (i.e., if the lot is in housing completed or under construction, the impairment for that lot is recorded against housing completed or under construction). The allocation of impairment is the same with respect to each lot in a given subdivision. Changes in management’s estimates, particularly the timing and amount of the estimated future cash inflows and outflows and forecasted average selling prices of homes to be sold and closed can materially affect any impairment calculation. Because our forecasted cash flows are impacted significantly by changes in market conditions, it is reasonably possible that actual results could differ significantly from those estimates. Please see the “Inventory Impairments” section for a detailed discussion and analysis of our asset impairments.

Warranty Reserves.  Our homes are sold with limited third-party warranties. We record expenses and warranty reserves for general and structural warranty claims, as well as reserves for known, unusual warranty-related expenditures. Warranty reserves are established based upon historical payment experience in an amount estimated to be adequate to cover expected costs of materials and outside labor during warranty periods. The establishment of warranty reserves for closed homes and the evaluation of our warranty reserve balance is based on an internally developed analysis that includes known facts and interpretations of circumstances, including, among other things, our trends in historical warranty payment levels and warranty payments for claims not considered to be normal and recurring.

Warranty reserves are included in accrued liabilities in the Homebuilding section of our consolidated balance sheets and adjustments to our warranty reserves are recorded as an increase or reduction to home cost of sales in the Homebuilding section of our consolidated statements of operations. Additionally, it is possible that changes in the warranty payment experience used in estimating our ultimate warranty losses could have a material impact on our warranty reserve balances. Please see further discussion on the adjustments to our warranty accrual within our discussion of gross margin from home sales in the “Gross Margin” section. Also see “Forward-Looking Statements” above.

Insurance Reserves.  We record expenses and liabilities for losses and loss adjustment expenses for claims associated with: (1) insurance policies or contracts issued by StarAmerican and Allegiant; (2) self-insurance; and (3) deductible amounts under our insurance policies. The establishment of the provisions for outstanding losses and loss adjustment expenses is based on actuarial studies that include known facts and interpretation of circumstances, including our experience with similar cases and historical trends involving claim payment patterns, pending levels of unpaid claims, product mix or concentration, claim severity, frequency patterns (such as those caused by natural disasters), fires or accidents, depending on the business conducted and changing regulatory and legal environments. The process of determining our insurance reserve balances necessarily requires estimates associated with various assumptions, each of which can positively or negatively impact our insurance reserve balances. Additionally, it is possible that changes in the claim rate or the average cost per claim used to estimate the self-insured reserves could have a material impact on our insurance reserve balances.

Litigation Accruals.  In the normal course of business, we are a defendant in claims primarily relating to construction defects, product liability and personal injury claims. These claims seek relief from us under various theories, including breach of implied and express warranty, negligence, strict liability, misrepresentation and violation of consumer protection statutes. We have accrued for losses that may be incurred with respect to legal claims based upon information provided by our legal counsel, including counsel’s on-going evaluation of the merits of the claims and defenses and the level of estimated insurance coverage. Due to uncertainties in the estimation process, actual results could vary from those accruals and could have a material impact on our results of operations.

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

•	an excess of appreciated asset value over the tax basis of a company’s net assets in an amount sufficient to realize the deferred tax asset; and
•	existing backlog that will produce sufficient taxable income to realize the deferred tax asset based on existing sales prices and cost structures.

Examples of negative evidence may include:

•	the existence of “cumulative losses” (generally defined as a pretax cumulative loss for the current and previous two years);
•	an expectation of being in a cumulative loss position in a future reporting period;
•	a carryback or carryforward period that is so brief that it would limit the realization of tax benefits;

•	a history of operating loss or tax credit carryforwards expiring unused; and
•	unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels on a continuing basis.

The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. A company must use judgment in considering the relative impact of positive and negative evidence. At December 31, 2012 and 2011, we had a full valuation allowance of $248.3 and $281.2 million, respectively, recorded against our net deferred tax asset, primarily due to our experiencing a three-year cumulative operating loss as of December 31, 2012 and 2011. Future adjustments to our deferred tax asset valuation allowance will be determined based upon changes in the expected realization of our net deferred tax assets.

In the future, changes in our valuation allowance may result from, among other things, additional pretax operating losses resulting in increases in our valuation allowance or pretax operating income resulting in decreases in our valuation allowance.

Revenue Recognition.  We recognize revenue from home deliveries and land sales when: (1) the closing has occurred; (2) title has passed to the buyer; (3) possession and other attributes of ownership have been transferred to the buyer; (4) we are not obligated to perform significant additional activities after closing and delivery; and (5) the buyer demonstrates a commitment to pay for the property through an adequate initial and continuing investment. The buyer’s initial investment shall include: (1) cash paid as a down payment; (2) the buyer’s notes supported by irrevocable letters of credit; (3) payments made by the buyer to third-parties to reduce existing indebtedness on the property; and (4) other amounts paid by the buyer that are part of the sales value of the property. Revenue from a home delivery includes the base sales price and any purchased options and upgrades and is reduced for any sales price incentives.

Revenues recorded by HomeAmerican primarily include origination fees and the corresponding sale of a loan and its servicing rights. Origination fees are recognized when a loan is originated. When an interest rate lock commitment is made to a customer, we record the expected gain on sale of the mortgage including servicing rights, adjusted for a pull-through percentage (which is defined as the likelihood that an interest rate lock commitment will be originated), as revenue. As the interest rate lock commitment gets closer to being originated, the expected gain on the sale of that loan plus servicing rights is updated to reflect current market value and the increase or decrease in the fair value of that interest rate lock commitment is recorded through revenues. At the same time, as the likelihood of the interest rate lock commitment being originated increases resulting in an improvement to the expected pull-through percentage, additional revenues are recognized. After origination, our mortgage loans generally are transferred to third-party purchasers in accordance with sale agreements entered into by us with a third party purchaser of the loans. We make representations and warranties with respect to the status of loans transferred in the sale agreements. The sale agreements generally include statements acknowledging the transfer of the loans is intended by both parties to constitute a sale. Sale of a mortgage loan has occurred when the following criteria, among others, have been met: (1) fair consideration has been paid for transfer of the loan by a third party in an arms-length transaction, (2) all the usual risks and rewards of ownership that are in substance a sale have been transferred by us to the third party purchaser; and (3) we do not have a substantial continuing involvement with the mortgage loan. The related servicing rights are generally transferred by us to the third party purchaser for additional consideration. Revenue from the sale of mortgage loan servicing is recognized upon the exchange of consideration for the mortgage loans and related servicing rights between us and the third-party purchaser.

We carry interest rate lock commitments and mortgage loans held-for-sale at fair value.

Home Cost of Sales.  Home cost of sales includes the specific construction costs of each home and all applicable land acquisition, land development and related costs, both incurred and estimated to be incurred, warranty costs and finance and closing costs. We use the specific identification method for the purpose of accumulating home construction costs and allocate costs to each lot within a subdivision associated with land acquisition and land development based upon relative fair value of the lots prior to home construction. Lots within a subdivision typically have comparable fair values, and, as such, we generally allocate costs equally to each lot within a subdivision. We record all home cost of sales when a home is closed on a house-by-house basis.

When a home is closed, we generally have not yet paid or incurred all costs necessary to complete the construction of the home and certain land development costs. At the time of a home closing, we compare the home construction budgets to actual recorded costs to determine the additional estimated costs remaining to be paid on each closed home. For amounts not incurred or paid as of the time of closing a home, we record an estimated accrual associated with certain home construction and land development costs. Generally, these accruals are established based upon contracted work that has yet to be paid, open work orders not paid at the time of home closing, as well as land completion costs more likely than not to be incurred, and represent estimates believed to be adequate to cover the expected remaining home construction and land development costs. We monitor the adequacy of these accruals on a house-by-house basis and in the aggregate on both a market-by-market and consolidated basis.

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

Stock-Based Compensation.  Accounting Standards Codification (“ASC”) Topic 718 (“ASC 718”) requires that share-based compensation expense be measured and recognized at an amount equal to the fair value of share-based payments granted under compensation arrangements. Determining the appropriate fair value model and calculating the fair value of stock option awards requires judgment, including estimating stock price volatility, annual forfeiture rates and the expected life of an award. We estimate the fair value for stock options granted using a Black-Scholes option pricing model. The Black-Scholes option pricing model calculates the estimated fair value of stock options based upon the following inputs: (1) closing price of our common stock on the measurement date (generally the date of grant); (2) exercise price; (3) expected stock option life; (4) expected volatility; (5) risk-free interest rate; and (6) expected dividend yield rate. The expected life of employee stock options represents the period for which the stock options are expected to remain outstanding and is derived primarily from historical exercise patterns. The expected volatility is based on the historical volatility in the price of our common stock over the most recent period commensurate with the estimated expected life of our employee stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur and other relevant factors. The risk-free interest rate assumption is determined based upon observed interest rates appropriate for the expected term of our employee stock options. The expected dividend yield assumption is based on our historical dividend payouts. We determine the estimated fair value of the stock option awards on the date they were granted. The fair values of previously granted stock option awards are not adjusted as subsequent changes in the foregoing assumptions occur; for example, an increase or decrease in the price of our common stock. However, changes in the foregoing inputs, particularly the price of our common stock, expected stock option life and expected volatility, significantly change the estimated fair value of future grants of stock options.

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

We have identified each homebuilding division as an operating segment as each homebuilding division engages in business activities from which it earns revenue, primarily from the sale of single-family detached homes, generally to first-time and first-time move-up homebuyers. Divisions in the reportable segments noted below have been aggregated because they are similar in the following regards: (1) economic characteristics; (2) housing products; (3) class of homebuyer; (4) regulatory environments; and (5) methods used to manage the construction and sale of homes. In making the determination of whether or not our markets demonstrate similar economic characteristics, we review, among other things, actual and trending gross margins from home sales for homes closed within each market and forecasted gross margins from home sales. Accordingly, we may be required to reclassify our reportable segments if markets that currently are being aggregated do not continue to demonstrate similar economic characteristics.

Our homebuilding reportable segments are as follows:

•	West (Arizona, California, Nevada and Washington);
•	Mountain (Colorado and Utah); and
•	East (Virginia, Florida, Illinois and Maryland, which includes Pennsylvania, Delaware, and New Jersey)

Our financial services operating segments are as follows: (1) HomeAmerican Mortgage Corporation (“HomeAmerican”); (2) Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”); (3) StarAmerican Insurance Ltd. (“StarAmerican”); (4) American Home Insurance Agency, Inc.; and (5) American Home Title and Escrow Company. Due to HomeAmerican’s substantial contributions to consolidated pretax income during 2012, HomeAmerican is considered to be a reportable segment (“Mortgage operations”). The remaining operating segments have been aggregated into one reportable segment (“Other”) because they do not individually exceed 10 percent of: (1) consolidated revenue; (2) the greater of (A) the combined reported profit of all operating segments that did not report a loss or (B) the positive value of the combined reported loss of all operating segments that reported losses; or (3) consolidated assets.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 1 in our accompanying consolidated financial statements.

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

During 2012, we increased the amount of marketable securities that were invested in equity securities from $160.0 million at December 31, 2011 to $208.8 million at December 31, 2012. Because our equity securities are accounted for as available-for-sale, changes in the market value are reported as a component of accumulated other comprehensive income (loss). During 2012, we experienced increases of $12.1 million in the market value of equity securities. Of these equity securities, one security is in a loss position at year end. However, the unrealized loss related to that security has improved in value by $4.5 million from the year ended December 31, 2011. While we believe that the ultimate cost basis of this security should be recovered in the future, there can be no assurances to that effect. If we elect to sell, or are otherwise were required to sell this security, we could be required to record losses if the market value does not increase prior to any sale. Such losses, if any, would be recorded as a component of our results of operations.

We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale and debt. Derivative instruments utilized in the normal course of business by HomeAmerican include forward sales securities, private investor sales commitments and commitments to originate mortgage loans. We utilize these commitments to manage the price risk on fluctuations in interest rates on our mortgage loans owned and commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed at December 31, 2012 had an aggregate principal balance of approximately $50.8 million, all of which were under interest rate lock commitments at an average interest rate of 3.26%. In addition, HomeAmerican had $120.0 million of mortgage loans held-for-sale at December 31, 2012, of which $11.7 million had not yet been committed to a mortgage purchaser and had an average interest rate of 3.26%.

HomeAmerican provides mortgage loans that generally are sold forward and subsequently delivered to a third-party purchaser generally between 15 and 40 days. Forward commitments are used for non-trading purposes to sell mortgage loans and hedge price risk due to fluctuations in interest rates on rate-locked mortgage loans in process that have not closed. Due to this economic hedging philosophy, the market risk associated with these mortgages is limited.

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

At December 31, 2012, we had $76.3 million of mortgage loans that we are obligated to repurchase under our Mortgage Repurchase Facility. Mortgage loans that we are obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported under mortgage repurchase facility in the consolidated balance sheets. Long-term debt outstanding under our senior notes, their maturities and estimated fair value at December 31, 2012 are as follows:

	Maturities through December 31,						Total	Estimated Fair Value
	2013	2014	2015	2016	2017	Thereafter
	(Dollar in thousand)
Assets:
Mortgage loans held for sale(1)	$119,953	$-	$-	$-	$-	$-	$119,953	$119,953
Average Interest Rate	3.25%						3.25%
Liabilities:
Fixed Rate Debt	$-	$250,000	$250,000	$-	$-	$250,000	$750,000	$809,200
Average Interest Rate		5.38%	5.38%			5.63%	5.46%
Mortgage Facility	$76,327	$-	$-	$-	$-	$-	$76,327	$76,327
Average Interest Rate	3.25%						3.25%
Off-Balance Sheet Financial Instruments:
Commitments to originate mortgage loans
Notional amount	$50,753	$-	$-	$-	$-	$-	$50,753	$50,753
Average Interest Rate	3.26%						3.26%

(1)	All the amounts in this line reflect the expected 2013 disposition of these loans rather than the actual scheduled maturity dates of these mortgages.

Item 8.	Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

M.D.C. Holdings, Inc.

We have audited the accompanying consolidated balance sheets of M.D.C. Holdings, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of M.D.C. Holdings, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), M.D.C. Holdings, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 31, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

January 31, 2013

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets

	December 31,
	2012	2011
	(Dollars in thousands, except per share amounts)
ASSETS
Homebuilding:
Cash and cash equivalents	$129,535	$316,418
Marketable securities	519,465	485,434
Restricted cash	1,859	667
Trade and other receivables	28,163	21,593
Inventories:
Housing completed or under construction	512,949	300,714
Land and land under development	489,572	505,338

Total inventories	1,002,521	806,052
Property and equipment, net	33,125	36,277
Deferred tax asset, net of valuation allowance of $248,306 and $281,178 at December 31, 2012 and 2011, respectively	-	-
Prepaid expenses and other assets	44,777	50,423

Total homebuilding assets	1,759,445	1,716,864
Financial Services:
Cash and cash equivalents	30,560	26,943
Marketable securities	32,473	34,509
Mortgage loans held-for-sale, net	119,953	78,335
Prepaid expenses and other assets	3,010	2,074

Total financial services assets	185,996	141,861

Total Assets	$1,945,441	$1,858,725

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$73,055	$25,645
Accrued liabilities	118,456	119,188
Senior notes, net	744,842	744,108

Total homebuilding liabilities	936,353	888,941
Financial Services:
Accounts payable and accrued liabilities	51,864	52,446
Mortgage repurchase facility	76,327	48,702

Total financial services liabilities	128,191	101,148

Total Liabilities	1,064,544	990,089
Stockholders’ Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 48,698,757 issued and outstanding at December 31, 2012 and 48,017,108 and 47,957,196 issued and outstanding, respectively, at December 31, 2011	487	480
Additional paid-in-capital	896,861	863,128
Retained earnings (accumulated deficit)	(21,289)	12,927
Accumulated other comprehensive income (loss)	4,838	(7,240)
Treasury stock, at cost; 0 and 59,912 shares at
December 31, 2012 and 2011, respectively	-	(659)

Total Stockholders’ Equity	880,897	868,636

Total Liabilities and Stockholders’ Equity	$1,945,441	$1,858,725

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$1,150,998	$805,164	$921,022
Land sale revenues	5,144	11,859	5,883

Total home sale and land revenues	1,156,142	817,023	926,905

Home cost of sales	(973,120)	(686,661)	(745,085)
Land cost of sales	(4,823)	(10,796)	(5,366)
Inventory impairments	(1,105)	(12,965)	(21,195)

Total cost of sales	(979,048)	(710,422)	(771,646)

Gross margin	177,094	106,601	155,259

Selling, general and administrative expenses	(167,295)	(179,105)	(219,685)
Interest income	23,398	26,068	23,960
Interest expense	(808)	(20,842)	(38,157)
Other income (expense)	228	(43,350)	(2,273)

Homebuilding pretax income (loss)	32,617	(110,628)	(80,896)

Financial Services:
Revenues	46,881	26,086	30,473
Expenses	(21,645)	(26,306)	(23,351)
Interest and other income	3,262	3,376	3,173

Financial services pretax income (loss)	28,498	3,156	10,295

Income (loss) before income taxes	61,115	(107,472)	(70,601)
Benefit from income taxes	1,584	9,082	5,831

Net income (loss)	62,699	(98,390)	(64,770)

Other comprehensive income (loss):
Unrealized gain (loss) related to available-for-sale securities	12,078	(12,124)	4,884

Comprehensive income (loss)	$74,777	$(110,514)	$(59,886)

Earnings (loss) per share:
Basic	$1.29	$(2.12)	$(1.40)
Diluted	$1.28	$(2.12)	$(1.40)
Weighted Average Common Shares Outstanding:
Basic	47,660,629	46,796,334	46,627,815
Diluted	48,064,839	46,796,334	46,627,815
Dividends declared per share	$2.00	$1.00	$1.00

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at December 31, 2009	47,069,561	$471	$802,675	$270,659	$-	(52,789)	$(659)	$1,073,146
Net loss	-	-	-	(64,770)	-	-	-	(64,770)
Unrealized gain on available-for-sale investments	-	-	-	-	4,884			4,884

Total comprehensive loss								(59,886)
Shares issued upon exercise of stock options and awards of restricted stock	128,520	1	52	-	-	-	-	53
Cash dividends paid	-	-	-	(47,140)	-	-	-	(47,140)
Stock-based compensation expense	-	-	17,510	-	-	-	-	17,510
Forfeitures of restricted stock	-	-	-	-	-	(2,834)	-	-

Balances at December 31, 2010	47,198,081	472	820,237	158,749	4,884	(55,623)	(659)	983,683

Net loss	-	-	-	(98,390)	-	-	-	(98,390)
Unrealized loss on available-for-sale investments	-	-	-	-	(12,124)	-	-	(12,124)

Total comprehensive loss								(110,514)
Shares issued upon exercise of stock options and awards of restricted stock	819,027	8	9,036	-	-	-	-	9,044
Cash dividends paid	-	-	-	(47,432)	-	-	-	(47,432)
Stock-based compensation expense	-	-	15,432	-	-	-	-	15,432
Forfeitures of restricted stock	-	-	-	-	-	(4,289)	-	-
Reinstatement of tax benefits on non-qualified stock options exercised in previous years (Footnote 13)			18,423					18,423

Balances at December 31, 2011	48,017,108	480	863,128	12,927	(7,240)	(59,912)	(659)	868,636

Net income	-	-	-	62,699	-	-	-	62,699
Unrealized gain on available-for-sale investments	-	-	-	-	12,078	-	-	12,078

Total comprehensive income								74,777
Shares issued upon exercise of stock options and awards of restricted stock	752,855	8	16,616	-	-	-	-	16,624
Cash dividends paid	-	-	-	(96,915)	-	-	-	(96,915)
Stock-based compensation expense	-	-	16,225	-	-	-	-	16,225
Reversal of uncertain tax positions due to statute of limitations	-	-	1,551	-	-	-	-	1,551
Retirement of treasury stock	(62,230)	(1)	(659)	-	-	62,230	659	(1)
Forfeitures of restricted stock	(8,976)	-	-	-	-	(2,318)	-	-

Balances at December 31, 2012	48,698,757	$487	$896,861	$(21,289)	$4,838	-	$-	$880,897

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Operating Activities:
Net income (loss)	$62,699	$(98,390)	$(64,770)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on extinguishment of senior notes	-	38,795	-
Stock-based compensation expense	16,225	15,432	17,510
Depreciation and amortization	4,766	6,371	5,759
Inventory impairments and write-offs of land option deposits	1,843	20,009	24,297
Amortization of discount on marketable debt securities	596	1,271	2,557
Net changes in assets and liabilities:
Restricted cash	(1,192)	(247)	56
Trade and other receivables	(6,223)	12,078	141,034
Mortgage loans held-for-sale	(41,618)	(13,221)	(2,799)
Housing completed or under construction	(212,154)	86,477	(116,960)
Land and land under development	15,314	(93,381)	(166,526)
Prepaid expenses and other assets	3,650	10,119	(15,054)
Accounts payable	47,473	(9,012)	(1,069)
Accrued liabilities	(198)	(56,585)	(33,116)

Net cash used in operating activities	(108,819)	(80,284)	(209,081)

Investing Activities:
Purchase of marketable securities	(478,701)	(330,968)	(934,240)
Maturity of marketable securities	108,250	492,051	138,042
Sale of marketable securities	349,938	275,038	159,881
Purchase of property and equipment and other	(1,268)	(31,857)	(8,149)

Net cash provided by (used in) investing activities	(21,781)	404,264	(644,466)

Financing Activities:
Extinguishment of senior notes	-	(537,724)	-
Payments on mortgage repurchase facility	(196,402)	(91,372)	(152,951)
Advances on mortgage repurchase facility	224,027	114,640	149,270
Dividend payments	(96,915)	(47,432)	(47,140)
Proceeds from issuance of senior notes	-	-	242,288
Proceeds from exercise of stock options	16,624	9,044	53

Net cash provided by (used in) financing activities	(52,666)	(552,844)	191,520

Net increase (decrease) in cash and cash equivalents	(183,266)	(228,864)	(662,027)
Cash and cash equivalents:
Beginning of period	343,361	572,225	1,234,252

End of period	$160,095	$343,361	$572,225

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

Description of Business.  Our homebuilding segments have operations in Arizona, California, Colorado, Florida, Maryland, (which includes Maryland, Pennsylvania, Delaware and New Jersey), Nevada, Utah, Virginia and Washington. The primary functions of our homebuilding segments include land acquisition and development, home construction, purchasing, marketing, merchandising, sales and customer service. We build and sell primarily single-family detached homes, which are designed and built to meet local customer preferences. We are the general contractor for all of our projects and retain subcontractors for site development and home construction.

Our financial services operations consist of HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans, primarily for our homebuyers, American Home Insurance Agency, Inc. (“American Home Insurance”), which offers third-party insurance products to our homebuyers, and American Home Title and Escrow Company (“American Home Title”), which provides title agency services to the Company and our homebuyers in Colorado, Florida, Maryland, Nevada and Virginia. The financial services operations also include Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”), which provides insurance coverage primarily to our homebuilding subsidiaries and certain subcontractors for homes sold by our homebuilding subsidiaries and for work performed in completed subdivisions, and StarAmerican Insurance Ltd. (“StarAmerican”), a wholly owned subsidiary of MDC which is a re-insurer of Allegiant claims.

Presentation.  Our balance sheet presentation is unclassified due to the fact that certain assets and liabilities have both short and long-term characteristics.

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

Concentration of Credit Risk.  There are a limited number of third-party purchasers of mortgage loans and, at any given point in time, our business may be impacted adversely if one of them were no longer able or willing to purchase mortgage loans originated by HomeAmerican. On August 31, 2011, Bank of America, one of our former primary third-party purchasers, announced its intention to sell its third-party mortgage operation and exit its correspondent mortgage lending business. Subsequently, Bank of America amended its prior announcement and indicated that no sale of the third-party mortgage operation was forthcoming, but that it would proceed with its original plan to exit its correspondent mortgage lending business, with the last date that they would purchase a mortgage being December 15, 2011. The following table sets forth the percent of mortgage loans sold by HomeAmerican to its primary third party purchasers during 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
Wells Fargo Funding, Inc.	58%	52%	44%
Bank of America, N.A.	0%	17%	38%
JPMorgan Chase Bank, N.A.	36%	29%	16%

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and Cash Equivalents.  The Company periodically invests funds in highly liquid investments with an original maturity of three months or less, such as commercial paper, money market funds and time deposits, which are included in cash and cash equivalents in the consolidated balance sheets and consolidated statements of cash flows.

Marketable Securities.  Our marketable securities consist of fixed rate and floating rate interest earning securities, primarily: (1) debt securities, which may include, among others, United States government and government agency debt and corporate debt; (2) holdings in mutual fund equity securities and (3) deposit securities, which may include, among others, certificates of deposit and time deposits. As of December 31, 2012, all of our marketable securities are treated as available-for-sale investments and, as such, we have recorded all of our marketable securities at fair value with changes in fair value being recorded as a component of accumulated other comprehensive income (loss) at December 31, 2012.

Restricted Cash.  We receive cash earnest money deposits from our customers who enter into home sale contracts. In certain states we are restricted from using such deposits for general purposes, unless we take measures to release state imposed restrictions on such deposits received from homebuyers, which may include posting blanket security bonds. At December 31, 2012 and 2011, we had $2.5 million and $2.5 million, respectively, outstanding in blanket security bonds used to release restrictions on certain homebuyer deposits. We had $1.9 million and $0.7 million in restricted cash related to homebuyer deposits at December 31, 2012 and 2011, respectively.

Home Sales Receivables.  Home sales receivables primarily consist of cash to be received from title companies or outside brokers associated with closed homes. Generally, we will receive cash from title companies and outside brokers within a few days of the home being closed.

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

Inventories.  Our inventories consist of housing completed or under construction and land and land under development in the consolidated balance sheets. Our inventories are primarily associated with subdivisions where we intend to construct and sell homes on the land, including model and unsold started homes. Components of housing completed or under construction primarily include: (1) land costs transferred from land and land under development; (2) direct construction costs associated with a house; (3) real property taxes, engineering fees, permits and other fees; (4) capitalized interest; and (5) indirect construction costs, which include field construction management salaries and benefits, utilities and other construction related costs. Land costs are transferred from land and land under development to housing completed or under construction at the point in time that construction of a home on an owned lot begins. Costs capitalized to land and land under development primarily include: (1) land costs; (2) land development costs; (3) entitlement costs; (4) capitalized interest; (5) engineering fees; and (6) title insurance, real property taxes and closing costs directly related to the purchase of the land parcel.

Homebuilding inventories are carried at cost unless events and circumstances indicate that the carrying value of the underlying subdivision may not be recoverable. We determine impairments on a subdivision level basis as each

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

such subdivision represents the lowest level of identifiable cash flows. In making this determination, we review, among other things, the following for each subdivision:

•	actual and trending “Operating Margin” (which is defined as home sale revenues less home cost of sales and all direct incremental costs associated with the home closing) for homes closed;

•	estimated future undiscounted cash flows and Operating Margin;

•	forecasted Operating Margin for homes in backlog;

•	actual and trending net and gross home orders;

•	base sales price and home sales incentive information for homes closed and homes in backlog;

•	market information for each sub-market, including competition levels, home foreclosure levels, the size and style of homes currently being offered for sale and lot size; and

•	known or probable events indicating that the carrying value may not be recoverable.

If events or circumstances indicate that the carrying value of our inventory may not be recoverable, assets are reviewed for impairment by comparing the undiscounted estimated future cash flows from an individual subdivision to its carrying value. If the undiscounted future cash flows are less than the subdivision’s carrying value, the carrying value of the subdivision is written down to its then estimated fair value. We generally determine the estimated fair value of each subdivision by determining the present value of the estimated future cash flows at discount rates that are commensurate with the risk of the subdivision under evaluation. For the years ended December 31, 2012, 2011 and 2010, we used discount rates generally ranging from 13% to 18% for the subdivisions that were impaired.

Property and Equipment, net.  Property and equipment is carried at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets, which range from 2 to 29 years. Depreciation and amortization expense for property and equipment was $4.4 million, $6.1 million and $5.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the cost and carrying value of our property and equipment by major asset category.

	Cost	Accumulated Depreciation and Amortization	Carrying Value
December 31, 2012:	(Dollars in thousands)
Airplane	$28,997	$6,055	$22,942
Computer software and equipment	17.905	9,513	8,392
Leasehold improvements	7,623	6,066	1,557
Other	1,991	1,757	234

Total	56,516	$23,391	$33,125

December 31, 2011:
Airplane	$28,997	$5,506	$23,491
Computer software and equipment	17,470	6,339	11,131
Leasehold improvements	6,881	5,471	1,410
Other	1,891	1,646	245

Total	$55,239	$18,962	$36,277

Deferred Tax Asset, net.  Deferred tax assets and liabilities are recognized based on temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates in effect in the years in which those temporary differences are expected to reverse. Deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2012 and 2011, based upon current facts and circumstances, we had recorded a valuation allowance of $248.3 million and $281.2 million, respectively, against our deferred tax assets (net of deferred tax liabilities).

Deferred Marketing Costs.  Certain marketing costs related to model homes and sales offices are capitalized as they are: (1) reasonably expected to be recovered from the sale of the project; and (2) incurred for (A) tangible assets that are used directly throughout the selling period to aid in the sale of the project or (B) services that have been performed to obtain regulatory approval of sales. Capitalized marketing costs are included in prepaid and other assets in the Homebuilding section of the accompanying consolidated balance sheets and the associated amortization expense is included in selling, general and administrative (“SG&A”) in the Homebulding section of the accompanying consolidated statements of operations as the homes in the related subdivision are delivered. We allocate all capitalized marketing costs equally to each house within a subdivision and record expense as homes close over the life of a subdivision. All other marketing costs are expensed as incurred.

Variable Interest Entities.  In accordance with ASC 810 “Consolidation”, we analyze our land option contracts and other contractual arrangements to determine whether the corresponding land sellers are variable interest entities (“VIEs”) and, if so, whether we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact VIE’s economic performance, including, but not limited to, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

VIE, or arranging financing for the VIE. We also consider whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. We have concluded that, as of December 31, 2012, we were not the primary beneficiary of any VIEs from which we are purchasing land under land option contracts.

Related Party Assets.  Our related party assets are debt security bonds acquired from a quasi-municipal corporation in the state of Colorado. (See Note 14 to the Consolidated Financial Statements).

Goodwill.  We evaluate goodwill for possible impairment at least annually in the fourth quarter, and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We use a three step process to assess the realizability of goodwill based on recently adopted accounting guidance. The first step is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. For example, we analyze changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there would be a significant decline to the fair value of a particular reporting unit. If the qualitative assessment indicates a stable or improved fair value, no further testing is required.

If a qualitative assessment indicates that a significant decline to fair value of a reporting unit is more likely than not, or if a reporting unit’s fair value has historically been closer to its carrying value, we will proceed to the second step where we calculate the fair value of a reporting unit based on discounted future probability-weighted cash flows. If this step indicates that the carrying value of a reporting unit is in excess of its fair value, we will proceed to the third step where the fair value of the reporting unit will be allocated to assets and liabilities as they would in a business combination. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value calculated in the third step.

Based on our analysis, we have concluded as of December 31, 2012, our goodwill was not impaired.

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

The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority. At December 31, 2012 and 2011, our liability for unrecognized tax benefits was $0.8 million and $3.3 million, respectively, which is included in accrued liabilities in the Homebuilding section of our consolidated balance sheets.

Warranty Reserves.  Our homes are sold with limited third-party warranties. We record expenses and warranty reserves for general and structural warranty claims, as well as reserves for known, unusual warranty-related expenditures. Warranty reserves are established based upon historical payment experience in an amount estimated to

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

be adequate to cover expected costs of materials and outside labor during warranty periods. The establishment of warranty reserves for closed homes and the evaluation of our warranty reserve balance is based on an internally developed analysis that includes known facts and interpretations of circumstances, including, among other things, our trends in historical warranty payment levels and warranty payments for claims not considered to be normal and recurring.

Warranty payments are recorded against the warranty reserve. Additional reserves may be established for known, unusual warranty-related expenditures not covered through the independent warranty reserve analysis performed by us. Warranty payments incurred for an individual house may differ from the related reserve established for the home at the time it was closed. The actual disbursements for warranty claims are evaluated in the aggregate to determine if an adjustment to the historical warranty reserve should be recorded.

Generally, warranty reserves are reviewed quarterly, using historical payment data and other relevant information, to determine the reasonableness and adequacy of both the reserve and the per-unit reserve amount originally included in home cost of sales, as well as the timing of the reversal of any excess reserve. Warranty reserves are included in accrued liabilities in the Homebuilding section of our consolidated balance sheets and adjustments to our warranty reserves are recorded as an increase or reduction to home cost of sales in the Homebuilding section of our consolidated statements of operations.

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

Mortgage Loan Loss Reserves.  In the normal course of business, we establish reserves for potential losses associated with HomeAmerican’s sale of mortgage loans to third-parties. These reserves are created to address repurchase and indemnity claims by third-party purchasers of the mortgage loans, which claims arise primarily out of allegations of homebuyer fraud at the time of origination of the loan. These reserves are based upon, among other things: (1) pending claims received from third-party purchasers associated with previously sold mortgage loans; and (2) a current assessment of the potential exposure associated with future claims of fraud in mortgage loans originated in prior periods. Our mortgage loan reserves are reflected as a component of accrued liabilities in the Financial Services section of the accompanying consolidated balance sheets, and the associated expenses are included in Expenses in the Financial Services section of the accompanying consolidated statements of operations. See Note 16 to the Consolidated Financial Statements.

Litigation Reserves.  We and certain of our subsidiaries have been named as defendants in various cases. We reserve for estimated exposure with respect to these cases based upon currently available information on each case.

Revenue Recognition for Homebuilding Segments.  Revenue from home closings and land sales is recognized when the closing has occurred, title has passed, adequate initial and continuing investment by the buyer is received, possession and other attributes of ownership have been transferred to the buyer and we are not obligated to perform

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

significant additional activities after closing and delivery. If the buyer has provided sufficient initial and continuing investment, and all other revenue recognition criteria have been met, revenue is recognized on the date of closing. Revenue from a home closing includes the base sales price and any purchased options and upgrades and is reduced for any sales price incentives.

We defer Operating Margin related to the sale of a home if all of the following criteria are present: (1) HomeAmerican originates the mortgage loan; (2) HomeAmerican has not sold the mortgage loan, or loans, as of the end of the pertinent reporting period; and (3) the homebuyer’s down payment does not meet the initial or continuing investment criteria. The deferral is subsequently recognized at the time HomeAmerican sells the homebuyer’s mortgage loan, or loans, to a third-party purchaser. In the event the Operating Margin is a loss, we recognize such loss at the time the home is closed. We did not have any homes that closed during the years ended December 31, 2012, 2011 or 2010 that failed to meet the continuing investment criteria.

Revenue Recognition for HomeAmerican.  Revenues recorded by HomeAmerican primarily include origination fees and the corresponding sale of a loan and its servicing rights. Origination fees are recognized when a loan is originated. When an interest rate lock commitment is made to a customer, we record the expected gain on sale of the mortgage including servicing rights, adjusted for a pull-through percentage (which is defined as the likelihood that an interest rate lock commitment will be originated), as revenue. As the interest rate lock commitment gets closer to being originated, the expected gain on the sale of that loan plus servicing rights is updated to reflect current market value and the increase or decrease in the fair value of that interest rate lock commitment is recorded through revenues. At the same time, as the likelihood of the interest rate lock commitment being originated increases resulting in an improvement to the expected pull-through percentage, additional revenues are recognized. After origination, our mortgage loans generally are transferred to third-party purchasers in accordance with sale agreements entered into by us with a third party purchaser of the loans. We make representations and warranties with respect to the status of loans transferred in the sale agreements. The sale agreements generally include statements acknowledging the transfer of the loans is intended by both parties to constitute a sale. Sale of a mortgage loan has occurred when the following criteria, among others, have been met: (1) fair consideration has been paid for transfer of the loan by a third party in an arms-length transaction, (2) all the usual risks and rewards of ownership that are in substance a sale have been transferred by us to the third party purchaser; and (3) we do not have a substantial continuing involvement with the mortgage loan. The related servicing rights are generally transferred by us to the third party purchaser for additional consideration. Revenue from the sale of mortgage loan servicing is recognized upon the exchange of consideration for the mortgage loans and related servicing rights between us and the third-party purchaser.

We measure mortgage loans held-for-sale at fair value with the changes in fair value being reported in earnings at each reporting date. The impact of recording changes in fair value to earnings did not have a material impact on our financial position, results of operations or cash flows during the years ended December 31, 2012, 2011 or 2010. Gains on sales of mortgage loans, net, were $21.7 million, $10.0 million and $16.1 million for the years ended December 31, 2012, 2011 and 2010, respectively, and are included as a component of revenues in the Financial Services section of the consolidated statements of operations.

Home Cost of Sales.  Home cost of sales includes the specific construction costs of each home and all applicable land acquisition, land development and related costs, both incurred and estimated to be incurred, warranty costs and finance and closing costs, including closing cost incentives. We use the specific identification method for the purpose of accumulating home construction costs and allocate costs to each lot within a subdivision associated with land acquisition and land development based upon relative fair value of the lots prior to home construction. Lots within a subdivision typically have comparable fair values, and, as such, we generally allocate costs equally to each lot within a subdivision. We record all home cost of sales when a home is closed on a house-by-house basis.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

When a home is closed, we generally have not yet paid and recorded all costs necessary to complete the construction of the home and certain land development costs. At the time of a home closing, we compare the home construction budgets to actual recorded costs to determine the additional costs remaining to be paid on each closed home. For amounts not incurred or paid as of the time of closing a home, we record an estimated accrual associated with certain home construction and land development costs. Generally, these accruals are established based upon contracted work which has yet to be paid, open work orders not paid at the time of home closing, as well as land completion costs more likely than not to be incurred, and represent estimates believed to be adequate to cover the expected remaining home construction and land development costs. We monitor the adequacy of these accruals on a house-by-house basis and in the aggregate on both a market-by-market and consolidated basis. At December 31, 2012 and 2011, we had $9.5 million and $10.6 million, respectively, of land development and home construction accruals for closed homes. Actual results could differ from such estimates.

Stock-Based Compensation Expense.  Stock-based compensation expense for all share-based payment awards is based on the grant date fair value. The grant date fair value for stock option awards is estimated using the Black-Scholes option pricing model and the grant date fair value for restricted stock awards is based upon the closing price of our common stock on the date of grant. We recognize these compensation costs net of estimated forfeitures. For stock option awards with service conditions only, we recognize stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is currently the vesting term of up to seven years. For our stock option awards with performance conditions, we recognize stock-based compensation expense on a straight-line basis for each performance criteria tranche (if applicable) over the period between the date that it is determined the performance conditions related to each tranche (if applicable) are probable to be met and the date the option vests.

Derivative Financial Instruments.  We utilize certain derivative instruments in the normal course of business, which primarily include interest rate lock commitments and forward sales of mortgage-backed securities, both of which typically are short-term in nature. Forward sales of securities and private investor sales commitments are utilized to hedge changes in fair value of mortgage loan inventory and interest rate lock commitments. At December 31, 2012 and 2011, we had an aggregate principal balance of approximately $50.8 and $24.4 million, respectively, and were under interest rate lock commitments at an average interest rate of 3.26% and 3.93%, respectively.

For forward sales of securities, as well as interest rate lock commitments that are still outstanding at the end of a reporting period, we record the changes in fair value of the derivatives in revenues in the Financial Services section of our consolidated statements of operations with an offset to prepaid expenses and other assets or accounts payable and accrued liabilities in the Financial Services section of our accompanying consolidated balance sheets, depending on the nature of the change. For further discussion of our policies regarding interest rate lock commitments, see our “Revenue Recognition for HomeAmerican” accounting policy section above.

Earnings (Loss) Per Common Share.  For purposes of calculating earnings (loss) per share (“EPS”), a company that has participating security holders (for example, unvested restricted stock that has nonforfeitable dividend rights) is required to utilize the two-class method for calculating earnings per share. The two-class method is an allocation of earnings/(loss) between the holders of common stock and a company’s participating security holders. Under the two-class method, earnings/(loss) for the reporting period are allocated between common shareholders and other security holders, based on their respective rights to receive distributed earnings (i.e., dividends) and undistributed earnings (i.e., net income (loss) less dividends). Currently, we have one class of security and we have participating security holders consisting of shareholders of unvested restricted stock. Basic EPS is calculated by dividing income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For purposes of calculating diluted EPS, basic EPS is further adjusted to include the effect of potential dilutive shares outstanding, including stock options and unvested restricted stock using the treasury stock method.

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

In September 2011, the FASB issued an amendment to ASC 350, Intangibles—Goodwill and Other (“ASC 350”), which simplifies how entities test goodwill for impairment. Previous guidance under ASC 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described under ASC 350. The amendments were effective for us for annual and interim goodwill impairment tests performed for fiscal years beginning January 1, 2012. We adopted this standard in the 2012 first quarter. The adoption of the amended provisions of ASC 350 did not have a material impact on our consolidated financial position or results of operations.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Supplemental Cash Flow Disclosure

The table below sets forth supplemental disclosures of cash flow information and non-cash investing and financing activities (in thousands).

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Cash paid for:
Interest, net of interest capitalized	$1,083	$25,190	$32,824
Income taxes	$577	$3,532	$271
Non-cash investing and financing activities Unrealized holding (losses) gains on marketable securities	$12,078	$(12,124)	$4,884

3.	Segment Reporting

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

We have identified each homebuilding division as an operating segment. Our operating segments have been aggregated into the reportable segments noted below because they are similar in the following regards: (1) economic characteristics; (2) housing products; (3) class of homebuyer; (4) regulatory environments; and (5) methods used to construct and sell homes. Our homebuilding reportable segments are as follows:

•	West (Arizona, California, Nevada and Washington)
•	Mountain (Colorado and Utah)
•	East (Virginia, Florida, Illinois and Maryland, which includes Pennsylvania, Delaware and New Jersey)

In 2012, we combined our Florida and Illinois divisions into our East reportable segment as they exhibit similar criteria discussed above, including similar economic characteristics, with those divisions in our East reportable segment. As such, all years presented with segment data have been revised to reflect this new presentation.

Our Financial Services business consists of the operations of the following operating segments: (1) HomeAmerican Mortgage Corporation (“HomeAmerican”); (2) Allegiant; (3) StarAmerican; (4) American Home Insurance Agency, Inc.; and (5) American Home Title and Escrow Company. Due to its contributions to consolidated pretax income during the year ended December 31, 2012, HomeAmerican is now considered to be a reportable segment (“Mortgage operations”). All years presented with segment data have been revised to reflect this new presentation. The remaining operating segments have been aggregated into one reportable segment (“Other”) because they do not individually exceed 10 percent of: (1) consolidated revenue; (2) the greater of (A) the combined reported profit of all operating segments that did not report a loss or (B) the positive value of the combined reported loss of all operating segments that reported losses; or (3) consolidated assets.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table summarizes home and land sale revenues for our homebuilding operations and revenues for our financial services operations.

	Year Ended December 31,
	2012	2011	2010
Homebuilding	(Dollars in thousands)
West	$516,079	$272,800	$326,278
Mountain	355,368	316,189	345,794
East	284,695	228,034	254,833

Total home and land sale revenues	$1,156,142	$817,023	$926,905

Financial Services
Mortgage operations	$35,123	$17,807	$21,839
Other	11,758	8,279	8,634

Total financial services revenues	$46,881	$26,086	$30,473

The following table summarizes pretax income (loss) for our homebuilding and financial services operations.

	Year Ended December 31,
	2012	2011	2010
Homebuilding	(Dollars in thousands)
West	$27,076	$(16,889)	$9,910
Mountain	24,302	1,397	1,060
East	11,011	(7,195)	(3,048)
Corporate	(29,772)	(87,941)	(88,818)

Total homebuilding pretax income (loss)	$32,617	$(110,628)	$(80,896)

Financial Services
Mortgage operations	$23,939	$394	$10,979
Other	4,559	2,762	(684)

Total financial services pretax income (loss)	$28,498	$3,156	$10,295

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes total assets for our homebuilding and financial services operations. The assets in our Corporate segment primarily include cash and cash equivalents, marketable securities, and property and equipment.

	December 31,
	2012	2011
Homebuilding assets:	(Dollars in thousands)
West	$459,807	$346,442
Mountain	332,939	262,787
East	274,199	255,074
Corporate	692,500	852,561

Total homebuilding assets	$1,759,445	$1,716,864

Financial services assets:
Mortgage operations	$122,941	$80,097
Other	63,055	61,764

Total financial services assets	$185,996	$141,861

4.	Earnings (Loss) Per Share

The following table shows our basic and diluted EPS calculations:

	Year Ended December 31,
	2012	2011	2010
Basic and diluted earnings (loss) per common share:	(Dollars in thousands, except per share amounts)
Net income (loss)	$62,699	$(98,390)	$(64,770)
Less: distributed and undistributed earnings allocated to participating securities	(1,101)	(711)	(523)

Net income (loss) attributable to common stockholders	$61,598	$(99,101)	$(65,293)

Basic weighted-average common shares outstanding	47,660,629	46,796,334	46,627,815
Effect of dilutive securities:
Stock options	173,527	-	-
Restricted stock awards	230,683	-	-

Diluted weighted-average common shares outstanding	48,064,839	46,796,334	46,627,815

Basic earnings (loss) per common share	1.29	$(2.12)	$(1.40)

Dilutive earnings (loss) per common share	$1.28	$(2.12)	$(1.40)

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Diluted EPS for the year ended December 31, 2012 excluded options to purchase approximately 4.8 million shares of common stock because the effect of their inclusion would be anti-dilutive.

There was no dilutive effect of common stock equivalents for the years ended December 31, 2011 or December 31, 2010 because the effect of their inclusion would decrease the reported loss per share. Using the treasury stock method, the weighted-average common stock equivalents excluded from diluted EPS were 0.3 million shares and 0.4 million shares for the years ended December 31, 2011 and 2010, respectively.

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

The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis:

		Fair Value
Financial Instrument	Hierarchy	December 31, 2012	December 31, 2011
Marketable Securities (available-for-sale)
Equity securities	Level 1	$208,818	$160,021
Debt securities - maturity less than 1 year	Level 2	$54,388	$157,685
Debt securities - maturity 1 to 5 years	Level 2	$277,514	$202,237
Debt securities - maturity greater than 5 years	Level 2	11,218	-

Total available-for-sale securities		$551,938	$519,943

Mortgage loans held-for-sale, net	Level 2	$119,953	$78,335

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents.  For cash and cash equivalents, the fair value approximates carrying value.

Marketable Securities.  Our marketable securities consist of fixed rate and floating rate interest earning securities, primarily: (1) debt securities, which may include, among others, United States government and government agency debt and corporate debt; (2) holdings in mutual fund equity securities, which invest primarily in corporate bonds and other fixed income securities; and (3) deposit securities, which may include, among others, certificates of deposit and time deposits. As of December 31, 2012 and December 31, 2011, all of our marketable securities were treated as available-for-sale investments and, as such, we have recorded all of our marketable securities at fair value with changes in fair value being recorded as a component of accumulated other comprehensive income (loss).

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables set forth the amortized cost and estimated fair value of our available-for-sale marketable securities.

	December 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Homebuilding:	(Dollars in thousands)
Equity security	$208,279	$208,818	$169,565	$160,021
Debt securities	306,793	310,647	323,454	325,413

Total homebuilding available-for-sale securities	$515,072	$519,465	$493,019	$485,434

Financial Services:
Total financial services available-for-sale debt securities	$32,028	$32,473	$34,164	$34,509

Total available-for-sale marketable securities	$547,100	$551,938	$527,183	$519,943

As of December 31, 2012 and 2011, our marketable securities in homebuilding and financial services in the aggregate were in an unrealized gain position of $4.8 million and an unrealized loss position of $7.2 million, respectively. Of our four mutual fund equity securities, we had one which was in an unrealized loss position of $2.1 million as of December 31, 2012. Management currently has the ability and intent to hold this security before the anticipated recovery of its cost basis occurs. The unrealized loss related to this equity security at December 31, 2011 was $6.5 million. Given the significant improvement in the unrealized loss since December, 31, 2011 and the fact that the decline in market value occurred during a period of overall decline in market values, the unrealized loss is believed to be temporary and therefore the unrealized loss was not recognized in our consolidated statements of operations.

Mortgage Loans Held-for-Sale, Net.  As of December 31, 2012, the primary components of our mortgage loans held-for-sale that are measured at fair value on a recurring basis are: (1) mortgage loans held-for-sale under commitments to sell; and (2) mortgage loans held-for-sale not under commitments to sell. At December 31, 2012 and December 31, 2011, we had $108.3 million and $77.5 million, respectively, of mortgage loans held-for-sale under commitments to sell for which fair value was based upon Level 2 inputs, which were the quoted market prices for those mortgage loans. At December 31, 2012 and December 31, 2011, we had $11.7 million and $0.8 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party which is a Level 2 fair value input.

Metro District Bond Securities (Related Party).  The Metro District Bond Securities are included in prepaid expenses and other assets in the Homebuilding section of our accompanying consolidated balance sheets. We acquired the Metro District Bond Securities from a quasi-municipal corporation in the state of Colorado (see Note 14 for further discussion related to the acquisition of these securities). Because these assets are accounted for under the cost-recovery method, they are not carried at fair value. We estimated the fair value of the bonds based upon discounted cash flows as we do not believe there is a readily available market for such assets. The estimated cash flows from the bonds are ultimately based upon our estimated cash flows associated with building, selling and closing

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

homes in one of our Colorado communities. The estimated fair values of these assets are based upon Level 3 cash flow inputs. Based upon this evaluation, the carrying value and estimated fair value of the bonds at December 31, 2012 was $5.8 million and $12.9 million, respectively. At December 31, 2011, the fair value of the bonds approximated its carrying value which was $6.7 million as of December 31, 2011. The increase in fair value of the bonds from 2011 to 2012 was due to an increase in guaranteed future cash flows in our future cash flow model as they are no longer dependent on future closings of homes in one of our Colorado communities.

Mortgage Repurchase Facility.  Our Mortgage Repurchase Facility is at floating rates or at fixed rates that approximate current market rates and have relatively short-term maturities, generally between 15 to 40 days. The fair value approximates carrying value.

Senior Notes.  The estimated values of the senior notes in the following table are based on Level 2 inputs, including market prices of other homebuilder bonds.

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
5.375% Senior Notes due 2014	$249,621	$267,208	$249,438	$254,667
5.375% Senior Notes due 2015	249,895	268,867	249,857	252,083
5.625% Senior Notes due 2020	245,326	273,125	244,813	227,467

Total	$744,842	$809,200	$744,108	$734,217

Inventories.  The table below shows the carrying value, at each year end, of all inventories that were impaired during each year presented.

	Carrying Value of Impaired Inventory at December 31, 2012			Carrying Value of Impaired Inventory at December 31, 2011
	Land and Land Under Development	Housing Completed or Under Construction	Total Inventory	Land and Land Under Development	Housing Completed or Under Construction	Total Inventory
West	$-	$-	$-	$12,904	$6,517	$19,421
Mountain	-	-	-	1,000	466	1,466
East	1,100	1,635	2,735	1,225	2,309	3,534

Total	$1,100	$1,635	$2,735	$15,129	$9,292	$24,421

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories with a carrying value of $3.8 million and $54.6 million were determined to be impaired during the years ended December 31, 2012 and 2011, respectively. The carrying value for some of these inventories at their respective year ends may not represent the fair value they were impaired to due to activities that occurred subsequent to the measurement date. The fair values of impaired inventories were determined using Level 3 inputs. We generally determine the estimated fair value of each subdivision by determining the present value of the estimated future cash flows at discount rates that are commensurate with the risk of the subdivision under evaluation.

6.	Inventories

The following table sets forth, by reportable segment, information relating to our homebuilding inventories:

	December 31,
	2012	2011
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$200,858	$121,343
Mountain	183,522	80,964
East	128,569	98,407

Subtotal	512,949	300,714

Land and Land Under Development:
West	230,344	199,941
Mountain	137,221	164,961
East	122,007	140,436

Subtotal	489,572	505,338

Total Inventories	$1,002,521	$806,052

In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), homebuilding inventories are carried at cost unless events and circumstances indicate that the carrying value of the underlying subdivision may not be recoverable. We evaluate inventories for impairment at each quarter end. Please see “Inventories” in Note 1 for more detail on the methods and assumptions that were used to estimate the fair value of our inventories.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventory impairments recognized by segment for the years ended December 31, 2012, 2011 and 2010 are shown in the table below:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$-	$7,270	$14,808
Mountain	-	1,850	555
East	295	1,804	542

Subtotal	295	10,924	15,905

Land and Land Under Development:
West	-	1,499	3,163
Mountain	-	449	964
East	810	93	1,163

Subtotal	810	2,041	5,290

Inventory Impairments	$1,105	$12,965	$21,195

During the year ended December 31, 2012, we recorded $1.1 million of inventory impairments related to two projects in our Maryland division. Based on the slow sales absorption rates experienced during 2012 and the estimated sales price reductions required to sell the remaining lots and houses in these communities, it was determined that the fair values were less than the carrying values.

During the year ended December 31, 2011, we recorded $13.0 million of asset impairments. These impairments primarily were incurred during the 2011 second and third quarters in select subdivisions primarily in the California and Nevada markets of our West segment, and the Utah market of our Mountain segment. The impairment of these specific subdivisions, most of which were purchased during 2010, primarily resulted from lowering anticipated home sales prices from those that were expected at the time we purchased the land, based on our experience with homes sold or closed in these subdivisions.

During the year ended December 31, 2010, we recorded $21.2 million of impairments. The impairments were concentrated in the Arizona and Nevada markets of our West segment and primarily resulted from lowering our estimated average selling prices of homes. This was primarily due to: (1) strong competition for sales of new homes; (2) overall low economic activity combined with high unemployment levels; (3) homebuyers having difficulty qualifying for new loans; and (4) the elevated levels of foreclosures and short sales of homes driving real estate values down.

For the years ended December 31, 2012, 2011 and 2010, we used discount rates generally ranging from 13% to 18% for the subdivisions that were impaired.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Capitalization of Interest

We capitalize interest on our senior notes associated with our qualified assets, which includes land and land under development that is actively being developed and homes under construction through the completion of construction. When construction of an unsold home is complete, such home is no longer considered to be a qualified asset and interest is no longer capitalized on that home. We expensed $0.8 million, $20.8 million and $38.2 million of interest for the years ended December 31, 2012, 2011 and 2010, respectively, primarily associated with interest incurred on our homebuilding debt during the same periods. The table set forth below summarizes homebuilding interest activity.

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Homebuilding interest incurred	$42,315	$62,290	$72,076
Less: Interest capitalized	(41,507)	(41,448)	(33,919)

Homebuilding interest expense	$808	$20,842	$38,157

Interest capitalized, beginning of period	$58,742	$38,446	$28,339
Interest capitalized during period	41,507	41,448	33,919
Less: Previously capitalized interest included in home cost of sales	(31,106)	(21,152)	(23,812)

Interest capitalized, end of period	$69,143	$58,742	$38,446

8.	Homebuilding Prepaid Expenses and Other Assets

The following table sets forth the information relating to prepaid expenses and other assets, net.

	December 31,
	2012	2011
	(Dollars in thousands)
Deferred marketing costs	$13,874	$20,786
Land option deposits	8,246	6,952
Deferred debt issuance costs, net	2,641	3,235
Prepaid expenses	5,575	4,376
Metro district bond securities (related party)	5,818	6,663
Goodwill	6,008	6,008
Other	2,615	2,403

Total	$44,777	$50,423

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Homebuilding Accrued Liabilities and Financial Services Accounts Payable and Accrued Liabilities

The following table sets forth information relating to homebuilding accrued liabilities.

	December 31,
	2012	2011
	(Dollars in thousands)
Warranty reserves	$23,151	$25,525
Accrued interest payable	13,698	13,698
Accrued executive deferred compensation (note 12)	28,475	24,136
Liability for unrecognized tax benefits	835	3,303
Legal accruals	2,250	9,360
Land development and home construction accruals	9,545	10,619
Accrued compensation and related expenses	16,864	11,350
Customer and escrow deposits	9,413	5,468
Other accrued liabilities	14,225	15,729

Total accrued liabilities	$118,456	$119,188

The following table sets forth information relating to financial services accounts payable and accrued liabilities.

	December 31,
	2012	2011
	(Dollars in thousands)
Insurance reserves	$47,852	$49,376
Other accrued liabilities	4,012	3,070

Total accounts payable and accrued liabilities	$51,864	$52,446

10.	Warranty Accrual

The following table summarizes the warranty reserve activity for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$25,525	$34,704	$59,022
Expense provisions	4,216	4,224	5,320
Cash payments	(6,590)	(7,925)	(8,793)
Adjustments	-	(5,478)	(20,845)

Balance at end of period	$23,151	$25,525	$34,704

During the years ended December 31, 2012, 2011 and 2010, we continued to experience lower than anticipated warranty payments on previously closed homes. We believe the lower warranty payment experience rate in the 2011 and 2010 periods were driven by, among other things, tighter focus and controls over our warranty expenditures, a significant drop in sales volumes over the last several years, which resulted in fewer homes under warranty, and better quality controls and construction practices. As a result of favorable warranty payment experience relative to our

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

estimates at the time of home closing, partially offset by increases in specific warranty reserves established for warranty-related issues in a limited number of subdivisions, we recorded adjustments to reduce our warranty reserve by $5.5 million and $20.8 million for the years ended December 31, 2011 and 2010, respectively.

11.	Insurance Reserves

The following table summarizes the insurance reserve activity for the years ended December 31, 2012, 2011 and 2010. The insurance reserve is included as a component of accounts payable and accrued liabilities in the Financial Services section of the accompanying consolidated balance sheets.

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$49,376	$51,576	$49,631
Expense provisions	4,565	2,506	3,688
Cash payments	(8,020)	(7,115)	(5,959)
Adjustments	1,931	2,409	4,216

Balance at end of period	$47,852	$49,376	$51,576

The $1.9 million, $2.4 million and $4.2 million of adjustments to increase our insurance reserves during the years ended December 31, 2012, 2011 and 2010, respectively, primarily resulted from increases in the severity and frequency of insurance claim experience relative to prior period estimates.

In the ordinary course of business, we make payments from our insurance reserves to settle litigation claims arising primarily from our homebuilding activities. These payments are unpredictable in both their timing and their magnitude. As a result, the cash payments shown for the years ended December 31, 2012, 2011, and 2010 are not necessarily indicative of what future cash payments will be for subsequent periods.

12.	Deferred Compensation Retirement Plans

During 2008, the Company entered into amended and restated employment agreements with Larry A. Mizel, Chairman of the Board and Chief Executive Officer, and David D. Mandarich, President and Chief Operating Officer. The annual retirement benefit in which Mr. Mizel and Mr. Mandarich currently are fully vested is $1,333,333 and $1,214,333, respectively. Under the provisions of the employment agreements, the annual retirement benefit will be increased to $1,666,666 for Mr. Mizel and $1,547,666 for Mr. Mandarich on December 31, 2014 and will reach the maximum amount at $2,000,000 for Mr. Mizel and $1,881,000 for Mr. Mandarich on December 31, 2016 pending successful completion of employment through that date. However, the annual retirement benefit will increase to $2,000,000 for Mr. Mizel and $1,881,000 for Mr. Mandarich prior to that date in the event of: (1) the executive’s death or total disability; (2) a termination by the Company without cause; or (3) the executive’s election to terminate his employment in the event of a change in control or material change in his employment.

We have accrued for the present value of the expected future retirement benefits to be paid to Mr. Mizel and Mr. Mandarich pursuant to their employment agreements with the Company. Our accrued liabilities for the deferred compensation retirement plans are included as accrued executive deferred compensation in the table in Note 9 to the Consolidated Financial Statements. We estimate the present value of the future retirement benefits based upon

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

discount rates of high quality corporate bonds with a similar maturity as the estimated period of retirement benefits. At December 31, 2012 and 2011, the discount rate used in our present value calculation was 5.0% and 5.5%, respectively. During the years ended December 31, 2012, 2011 and 2010, the Company accrued $4.3 million, $3.2 million and $3.2 million, respectively, of expense associated with the deferred compensation components of Mr. Mizel’s and Mr. Mandarich’s employment agreements.

13.	Income Taxes

Our provision for (benefit from) income taxes for the years ended December 31, 2012, 2011 and 2010 consisted of the following:

	Year Ended December 31,
	2012	2011	2010
Current tax benefit:	(Dollars in thousands)
Federal	$(374)	$(3,652)	$(481)
State	(1,210)	(5,430)	(5,350)

Total current	(1,584)	(9,082)	(5,831)

Deferred tax expense:
Federal	-	-	-
State	-	-	-

Total deferred	-	-	-

Benefit from income taxes	$(1,584)	$(9,082)	$(5,831)

The provision for (benefit from) income taxes differs from the amount that would be computed by applying the statutory federal income tax rate of 35% to income before income taxes as a result of the following:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Tax expense(benefit) computed at federal statutory rate	$21,390	$(37,615)	$(24,711)
State income tax expense(benefit), net of federal benefit	2,139	(3,762)	(2,471)
Permanent differences	1,771	93	319
Expiration of statute, Arizona net operating loss	2,634	-	-
Liability for unrecognized tax benefits	(1,857)	(9,173)	(4,082)
Change in valuation allowance	(27,661)	41,375	25,114

Benefit from income taxes	$(1,584)	$(9,082)	$(5,831)

Effective tax rate	2.6%	8.5%	8.3%

During 2012, the Company recorded a $1.6 million benefit from income taxes, primarily from the release of reserves attributable to the expiration of the statute of limitation periods and refunds from various states relating to and our settlement with the IRS on its audit of the 2004 and 2005.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2011, the Company recorded a $9.1 million benefit from income taxes, primarily related to the settlements of various state income tax matters and our settlement with the IRS on its audit of the 2004 and 2005 federal income tax returns.

During 2010, the Company recorded a $5.8 million benefit from income taxes, primarily from our finalization of various state income tax examinations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax asset are as follows:

	December 31,
	2012	2011
Deferred tax assets:	(Dollars in thousands)
Federal net operating loss carryforward	$129,695	$133,454
State net operating loss carryforward	49,551	53,350
Asset impairment charges	14,080	31,137
Stock-based compensation expense	29,196	26,771
Warranty, litigation and other reserves	14,556	18,933
Accrued liabilities	12,166	10,667
Alternative minimum tax and other tax credit carry forwards	10,988	10,296
Inventory, additional costs capitalized for tax purposes	3,930	3,466
Unrealized loss on marketable securities	-	2,787
Charitable contribution on carryforward	520	942
Deferred revenue	629	580

Total deferred tax assets	265,311	292,383
Valuation allowance	(248,306)	(281,178)

Total deferred tax assets, net of valuation allowance	17,005	11,205

Deferred tax liabilities:
Deferred revenue	3,796	5,589
Property, equipment and other assets	5,753	706
Inventory, additional costs capitalized for financial statement purposes	450	542
Accrued liabilities	758	32
Unrealized gain on marketable securities	1,863	-
Other, net	4,385	4,336

Total deferred tax liabilities	17,005	11,205

Net deferred tax asset	$-	$-

At December 31, 2012, we had $129.7 million in tax effected federal net operating loss carryforwards. These operating loss carryforwards, if unused, will begin to expire in 2028. Additionally, we had $49.6 million in tax effected state net operating loss carryforwards. These operating loss carryforwards, if unused, will begin to expire in 2013.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The decrease in our valuation allowance between December 31, 2012 and 2011 was primarily due to income generated the Company during 2012. Our future realization of its deferred tax assets ultimately depends on the existence of sufficient taxable income in the carryforward periods under the tax laws. We will continue analyzing, in subsequent reporting periods, the positive and negative evidence in determining the expected realization of its deferred tax assets.

The following table summarizes our liability associated with unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Gross unrecognized tax benefits at beginning of year	$2,712	$48,963	$52,837
Increases related to prior year tax positions	63	-	13
Decreases related to prior year tax positions	(84)	(286)	(2,323)
Increases related to current year tax positions	-	85	385
Decreases related to current year tax positions	-	-	-
Settlements with taxing authorities	-	(38,543)	(1,414)
Lapse of applicable statute of limitations	(2,116)	(7,507)	(535)

Gross unrecognized tax benefits at end of year	$575	$2,712	$48,963

Our liability for gross unrecognized tax benefits was $0.6 million and $2.7 million at December 31, 2012 and 2011, respectively. This decrease resulted primarily from the expiration of statutes of limitations.

In addition to unrecognized tax benefit activity noted above, additional paid-in-capital increased by $1.6 million and $18.4 million during the years ended December 31, 2012 and 2011, respectively. The 2012 increase was due to the expiration of various statutes of limitations while the 2011 increase was due to a settlement with the IRS and the expiration of various statutes of limitations. Finally, since we settled with the IRS for an amount less than the $35.6 million deposit we made with the IRS during 2008, the settlement resulted in an increase of $11.1 million to income taxes receivable in our consolidated balance sheets. We received payment from the IRS during the 2011 second quarter.

The total liabilities associated with unrecognized tax benefits that, if recognized, would impact the effective tax rates in our consolidated statements of operations is $0.5 million and $1.0 million at December 31, 2012 and 2011, respectively.

We accrue interest and penalties associated with unrecognized tax benefits in income tax expense in the consolidated statements of operations, and the corresponding liability in accrued liabilities in the Homebuilding section of our consolidated balance sheets. The expense (benefit) for interest and penalties reflected in the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 was approximately $(0.4) million, ($4.8) million and ($1.8) million (interest net of related tax benefits), respectively. The corresponding liabilities in the consolidated balance sheets were $0.4 million and $0.8 million at December 31, 2012 and 2011, respectively.

We have taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may decrease within the next twelve months. The possible decrease could result from the

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expiration of various statutes of limitation and the finalization of various state income tax matters. The estimated range of the reasonably possible decrease is $0 to $1.0 million.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal income tax examination for calendar tax years ending 2009 through 2012. Additionally, we are subject to various state income tax examinations for the 2001 through 2012 calendar tax years. The Company currently is under state income tax examination in the states of California and Utah for various tax years.

14.	Related Party Transactions

We previously entered into a transaction (the “Transaction”) with the Villages at Castle Rock Metropolitan District No. 6 (the “District”). The District is a quasi-municipal corporation and political subdivision of the State of Colorado. The Board of Directors of the District currently is comprised of employees of the Company. The District was formed to provide funding for certain land development costs associated with the construction of homes in our Cobblestone subdivision. Pursuant to the terms of the Transaction, the District sold to the Company approximately $22.5 million in Limited Tax General Obligation Capital Appreciation Bonds Series 2007 (the “2007 Bonds”) and a $1.6 million Limited Tax General Obligation Subordinate Bond (the “Subordinate Bond”) in exchange for title to approximately $28.6 million in land development improvements to the District.

We recorded the 2007 Bonds and Subordinate Bond at an estimated $8.9 million and $0 fair value, respectively, based upon discounted cash flows. During the year ended December 31, 2009, we updated our evaluation of the estimated fair value of the 2007 Bonds and through this evaluation, we determined there was a decrease in the estimated cash flows from this asset and, as a result, recorded a $1.0 million other-than-temporary-impairment associated with the 2007 Bonds in 2009. As discussed in Note 5, the fair value of 2007 Bonds as of December 31, 2012 was $12.9 million. However, as the 2007 Bonds are accounted for under the cost-recovery method, they are not carried at fair value and therefore no upward adjustment to the carrying value was recorded.

During the years ended December 31, 2012, 2011 and 2010, we received payments from the District in the amount of $0.8 million, $0.7 million and $0.5 million, respectively, which were recorded as a reduction to the carrying value of the 2007 Bonds and Subordinate Bond.

During the year ended December 31, 2012, we contributed $1 million in cash to the MDC/Richmond American Homes Foundation (the “Foundation”), a Delaware non-profit corporation that was incorporated on September 30, 1999. We did not make any contributions to the foundation during the years ended December 31, 2011 or December 31, 2010.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Foundation is a non-profit organization operated exclusively for charitable, educational and other purposes beneficial to social welfare within the meaning of Section 501(c)(3) of the Internal Revenue Code. The following Directors and/or officers of the Company are the trustees of the Foundation at December 31, 2012, all of whom serve without compensation:

Name	Title
Larry A. Mizel	Trustee, Chairman and Chief Executive Officer

David D. Mandarich	Trustee, President

Raymond T. Baker	Trustee

15.	Lines of Credit and Total Debt Obligations

Mortgage Lending.  HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). This agreement was amended on September 21, 2012 and extended until September 20, 2013. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. As of December 31, 2012, the Mortgage Repurchase Facility had a temporary maximum aggregate commitment of $80 million which will return to $50 million after January 31, 2013. At December 31, 2012 and December 31, 2011, we had $76.3 million and $48.7 million, respectively, of mortgage loans that we were obligated to repurchase under our Mortgage Repurchase Facility. Mortgage loans that we are obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility on the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a Pricing Rate equal to the greater of (i) the LIBOR Rate (as defined in the Mortgage Repurchase Facility) plus 2.5%, or (ii) 3.25%. The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants customary for agreements of this type. The negative covenants include, among others, (i) an Adjusted Tangible Net Worth requirement, (ii) a minimum Adjusted Tangible Net Worth Ratio, (iii) an Adjusted Net Income requirement, and (iv) a minimum Liquidity requirement. The foregoing terms are defined in the Mortgage Repurchase Facility. We believe we were in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of December 31, 2012.

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

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our debt obligations at December 31, 2012 and December 31, 2011 were as follows:

	December 31,
	2012	2011
	(Dollars in thousands)
5 3/8% Senior Notes due 2014, net	249,621	249,438
5 3/8% Senior Notes due 2015, net	249,895	249,857
5 5/8% Senior Notes due 2020, net	245,326	244,813

Total Senior Notes, net	$744,842	$744,108

16.	Commitments and Contingencies

Surety Bonds and Letters of Credit.  We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At December 31, 2012, we had issued and outstanding surety bonds and letters of credit totaling $61.2 million and $14.7 million, respectively, including $6.7 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $24.2 million and $6.5 million, respectively. Among our letter of credit facilities are three committed revolving facilities, the terms of which provide that up to $65 million of letters of credit may be issued thereunder. In the event any such surety bonds or letters of credit issued by third parties are called, MDC could be obligated to reimburse the issuer of the bond or letter of credit. We believe that we were in compliance with the covenants in the letter of credit facilities at December 31, 2012.

Mortgage Loan Loss Reserves.  In the normal course of business, we establish reserves for potential losses associated with HomeAmerican’s sale of mortgage loans to third-parties. These reserves are created to address repurchase and indemnity claims by third-party purchasers of the mortgage loans, which claims arise primarily out of allegations of homebuyer fraud at the time of origination of the loan. These reserves are based upon, among other things: (1) pending claims received from third-party purchasers associated with previously sold mortgage loans; and (2) a current assessment of the potential exposure associated with future claims of fraud in mortgage loans originated in prior periods. Our mortgage loan reserves are reflected as a component of accounts payable and accrued liabilities in the Financial Services section of the accompanying consolidated balance sheets, and the associated expenses are included in expenses in the Financial Services section of the accompanying consolidated statements of operations.

The following table summarizes the mortgage loan loss reserve activity for the years ended December 31, 2012, 2011, and 2010.

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$442	$6,881	$9,641
Expense provisions	589	-	-
Cash payments	(226)	(14,450)	(2,760)
Adjustments	-	8,011	-

Balance at end of period	$805	$442	$6,881

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2011, HomeAmerican reached settlements with third parties concerning claims and potential claims to repurchase certain previously sold mortgage loans, including a comprehensive settlement with Bank of America. As a result of these settlements, we increased our loan loss reserve $8.0 million during the year ended December 31, 2011. We made payments of $14.5 million during the year ended December 31, 2011 primarily associated with the foregoing settlements. We believe that those settlements substantially reduced our future exposure to liabilities associated with previously sold mortgage loans.

Legal Reserves.  Because of the nature of the homebuilding business, we have been named as defendants in various claims, complaints and other legal actions arising in the ordinary course of business, including product liability claims and claims associated with the sale and financing of homes. In the opinion of management, the outcome of these ordinary course matters will not have a material adverse effect upon our financial condition, results of operations or cash flows. At December 31, 2012 and 2011, respectively, we had $2.3 and $9.4 million of legal accruals.

For the year ended December 31, 2012, we had various significant legal recoveries totaling $9.8 million, respectively, which were included in selling, general and administrative expenses in the Homebuilding section of our consolidated statements of operations. These recoveries were realized primarily from prior claims we had made in connection with various construction defect cases.

Operating Leases.  We have non-cancelable operating leases primarily associated with our office facilities. Rent expense under cancelable and non-cancelable operating leases totaled $6.6 million, $7.7 million and $8.7 million in 2012, 2011 and 2010, respectively, and is included in either selling, general and administrative expenses in the Homebuilding section or expenses in the Financial Services section of our consolidated statements of operations. The table below shows the future minimum payments under non-cancelable operating leases at December 31, 2012.

Year Ended December 31,
(Dollars in thousands)
2013	$4,451
2014	3,464
2015	3,489
2016	2,864
2017	698
Thereafter	651

Total	$15,617

17.	Stockholders’ Equity

Common Stock Repurchase Program.  At December 31, 2012, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the years ended December 31, 2012, 2011 or 2010. We did not hold any treasury stock at December 31, 2012. At December 31, 2011, we held 59,912 shares of treasury stock with an average cost of $11.00.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	Equity Incentive and Employee Benefit Plans

A summary of our equity incentive plans follows.

Employee Equity Incentive Plans.  Effective March 2001, we adopted the M.D.C. Holdings, Inc. 2001 Equity Incentive Plan (the “2001 Equity Incentive Plan”). On March 26, 2011, the 2001 Equity Incentive Plan terminated and all stock option grants and restricted stock awards outstanding at the time of the plan termination may continue to be exercised, or become free of restrictions, in accordance with their terms. Non-qualified option awards previously granted generally vest over periods of up to seven years and expire ten years after the date of grant. Restricted stock awards generally were granted with vesting terms of up to five years. A total of 3.6 million shares of MDC common stock were reserved for issuance under the 2001 Equity Incentive Plan as of December 31, 2012.

On April 27, 2011, our shareholders approved the M.D.C Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Equity Incentive Plan”), which provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards to employees of the Company. Stock options granted under the 2011 Equity Incentive Plan have an exercise price that is at least equal to the fair market value of our common stock on the date the stock option is granted, generally vest in periods up to five years and expire ten years after the date of grant. At December 31, 2012, a total of 1.6 million shares of MDC common stock were reserved for issuance under the 2012 Equity Incentive Plan, of which 0.3 million shares remained available for grant under this plan as of December 31, 2012.

Director Equity Incentive Plans.  Effective March 2001, we adopted the M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors (the “2001 Director Stock Option Plan”). The 2001 Director Stock Option Plan terminated on May 21, 2011 and stock options outstanding at the time of plan termination may continue to be exercised in accordance with their terms. Each option granted under the Director Stock Option Plan vested immediately and expires ten years from the date of grant. A total of 0.9 million shares of MDC common stock were reserved for issuance under the Director Stock Option Plan as of December 31, 2012.

Effective April 27, 2011, our shareholders approved the M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors (the “2011 Director Stock Option Plan”). Under the 2011 Director Stock Option Plan, non-employee directors of the Company are granted non-qualified stock options. Pursuant to the 2011 Director Stock Option Plan, on August 1 of each year, each non-employee director is granted options to purchase 25,000 shares of MDC common stock. Each option granted under the 2011 Director Stock Option Plan vests immediately, becomes exercisable six months after grant, and expires ten years from the date of grant. The option exercise price must be equal to the fair market value (as defined in the plan) of our common stock on the date of grant of the option. At December 31, 2012, a total of 0.9 million shares of MDC common stock were reserved for issuance under the 2011 Director Stock Option Plan and 0.7 million shares remained available for grant under this plan as of December 31, 2012.

Employee Benefit Plan.  We have a defined contribution plan pursuant to Section 401(k) of the internal Revenue Code where each employee may elect to make before-tax contributions up to the current tax limits. We match employee contributions on a discretionary basis and our contribution for the year ended December 31, 2012 was $0.2 million. We did not make any matching contributions during the years ended December 31, 2011 or 2010.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.	Stock-Based Compensation

Determining Fair Value of Share-Based Payment Awards.  We examine our historical pattern of option exercises in an effort to determine if there are any discernable activity patterns based on certain employee and non-employee populations. Based upon this evaluation, we have identified three distinct populations: (1) executives currently consisting of our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and General Counsel (collectively, the “Executives”); (2) Non-Executive employees (“Non-Executives”); and (3) non-employee members of our board of directors (“Directors”). Accordingly, during 2012, 2011 and 2010 the Company used separate Black-Scholes option pricing model assumptions for each of the aforementioned employee and non-employee populations. The fair values for stock options granted for the years ended December 31, 2012, 2011 and 2010 were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions.

	Year Ended December 31,
	2012	2011	2010
Weighted-average expected lives of options	7.8 yrs.	4.6 yrs.	7.6 yrs.
Expected volatility	44.6%	47.8%	44.2%
Risk free interest rate	1.7%	1.3%	2.8%
Dividend yield rate	4.0%	4.1%	3.5%

Based on calculations using the Black-Scholes option pricing model, the weighted-average grant date fair values of stock options granted during 2012, 2011 and 2010 were $7.54, $3.76 and $9.19, respectively. No stock options were granted to our Executives during the year ended December 31, 2011. As a result, the weighted average expected life of our options are higher in 2012 and 2010 when compared to 2011 as options were granted to Executives in 2012 and 2010.

The expected life of employee stock options represents the weighted-average period for which the stock options are expected to remain outstanding and are derived primarily from historical exercise patterns. The expected volatility is based on the historical volatility in the price of our common stock over the most recent period commensurate with the estimated expected life of our stock options. The risk-free interest rate assumption is determined based upon observed interest rates appropriate for the expected term of our employee stock options. The dividend yield assumption is based on our history of dividend payouts.

An annual forfeiture rate is estimated at the time of grant for all share-based payment awards with service conditions only. That rate is revised, if necessary, in subsequent periods if the actual forfeiture rate differs from our estimate. For grants made in the year ended December 31, 2012, we estimated an forfeiture rate between 20% and 45% for those share-based payment awards granted to Non-Executives. We estimate the annual forfeiture rate to be 0% for share-based payment awards with service conditions only granted to our Executives.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Option Award Activity. Stock option activity under our option plans for the years ended December 31, 2012, 2011 and 2010 were as follows.

	Year Ended December 31,
	2012		2011		2010
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding Stock Option Activity
Outstanding, beginning of year	5,306,506	$42.69	6,002,174	$40.72	5,640,619	$41.53
Granted - at fair market value(1)	1,382,500	25.33	265,000	25.07	376,500	29.37
Granted - above fair market value	-	-	-	-	180,000	31.75
Exercised	(704,242)	23.69	(489,324)	18.47	(2,894)	18.47
Forfeited	(55,710)	27.46	(124,710)	32.20	(177,321)	32.62
Cancelled	(49,481)	44.75	(346,634)	33.87	(14,730)	44.94

Outstanding, end of year	5,879,573	$41.29	5,306,506	$42.69	6,002,174	$40.72

	Year Ended December 31,
	2012		2011		2010
	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value
Unvested Stock Option Activity
Unvested, beginning of year	1,251,328	$14.99	1,790,425	$13.50	2,233,717	$13.88
Granted - at fair market value(1)	1,382,500	7.54	265,000	7.42	376,500	8.99
Granted - above fair market value	-	-	-	-	180,000	9.45
Vested	(533,118)	8.61	(679,387)	14.76	(822,471)	19.19
Forfeited	(55,710)	8.45	(124,710)	10.13	(177,321)	11.59

Unvested, end of year	2,045,000	$13.99	1,251,328	$14.99	1,790,425	$13.50

(1)

Total shares granted in 2012 include 1,000,000 performance based options granted to our CEO and COO. See further discussion regarding these grants in the “Performance Based Stock Award Activity” section below.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $7.0 million, $0.2 million and $0.1 million, respectively.

The following table provides outstanding, exercisable and vested or expected to vest in future reporting periods data for our stock options granted to Executives, Non-Executives and Directors as of December 31, 2012.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding
Executives	4,475,604	$41.03
Directors	1,044,000	46.84
Non-Executives	359,969	33.03

Total	5,879,573	$41.29	5.40	$23,750

Exerciseable
Executives	2,600,604	$51.11
Directors	1,044,000	48.47
Non-Executives	189,969	36.80

Total	3,834,573	$48.83	3.76	$4,042

Exerciseable or expected to vest in the future
Executives	4,475,604	$41.03
Directors	1,044,000	44.46
Non-Executives	279,193	37.36

Total	5,798,797	$41.47	8.23	$3,669

The aggregate intrinsic values in the tables above represent the total pre-tax intrinsic values (the difference between the closing price of MDC’s common stock on the last trading day of fiscal 2012 and the exercise price, multiplied by the number of in-the-money stock option shares) that would have been received by the option holders had all in-the-money outstanding stock options been exercised on December 31, 2012.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information associated with outstanding and exercisable stock options at December 31, 2012.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price
$15.84 - $ 23.77	180,000	8.99	$20.91	30,000	8.98	$22.12
$23.78 - $ 39.61	2,955,830	7.75	$29.79	1,060,830	6.86	$33.61
$39.62 - $ 47.53	1,234,243	2.46	$43.84	1,234,243	2.52	$43.84
$47.54 - $ 63.38	892,500	3.06	$60.41	892,500	2.85	$60.41
$63.39 - $ 71.30	492,000	2.30	$67.17	492,000	2.26	$67.17
$71.31 - $ 78.89	125,000	2.75	$78.89	125,000	2.75	$78.89

Total	5,879,573	5.40	$41.29	3,834,573	3.76	$48.83

Total stock-based compensation expense relating to stock options granted by the Company was $10.6 million, $9.0 million and $12.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, $6.4 million of total unrecognized compensation cost related to stock options is expected to be recognized as an expense by the Company in the future over a weighted-average period of approximately 1.3 years.

We received cash proceeds from the exercise of stock options of $16.6 million, $9.0 million and $0.1 million during the years ended December 31, 2012, 2011 and 2010, respectively. We did not have any net tax benefit realized for stock options exercised during the years ended December 31, 2012, 2011 or 2010. We will will issue previously unissued shares and/or treasury stock upon the exercise of stock options.

Performance Based Stock Award Activity.  On March 8, 2012, we granted a long term performance-based non-qualified stock option to each of our Chief Executive Officer and our Chief Operating Officer for 500,000 shares of common stock under our 2011 Equity Incentive Plan. The terms of the performance-based options provide that, over a three year period, one third of the option shares would vest as of March 1 following any fiscal year in which, in addition to the Company achieving a gross margin from home sales of at least 16.7% (as calculated in our 2011 Form 10-K, excluding warranty adjustments and interest), the Company achieved: (1) at least a 10% increase in total revenue over 2011 (166,667 option shares vest); (2) at least a 15% increase in total revenue over 2011 (166,667 option shares vest); or (3) at least a 20% increase in total revenue over 2011 (166,666 option shares vest). Any of the three tranches of option shares that are not performance vested by March 1, 2015 would be forfeited. ASC 718 prohibits recognition of expense associated with performance based stock awards until achievement of the performance targets are probable of occurring.

In accordance with ASC 718, the performance-based awards were valued at the fair value on the date of grant. The grant date fair value of these awards was $7.42 per share. The maximum potential expense that would be recognized by the Company if all of the performance targets were met is approximately $7.4 million. At December 31, 2012 all performance targets have been achieved. As such, $6.2 million of compensation expense was recognized related to the grant of these awards during the year ended December 31, 2012. The balance of the unamortized stock-based compensation expense is anticipated to be amortized during the first two months of 2013.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted and Unrestricted Stock Award Activity.  Non-vested restricted stock awards at December 31, 2012, 2011 and 2010 and changes during those years were as follows:

	Year Ended December 31,
	2012		2011		2010
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested, beginning of year	667,849	$33.19	443,112	$36.15	420,862	$36.84
Granted	48,613	27.85	329,703	30.24	125,626	34.49
Vested	(197,801)	35.88	(100,677)	36.34	(100,542)	37.02
Forfeited	(11,294)	30.62	(4,289)	38.88	(2,834)	42.38

Unvested, end of year	507,367	$31.69	667,849	$33.19	443,112	$36.10

Total stock-based compensation expense relating to restricted stock awards was $5.6 million, $6.4 million and $4.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012, there was $9.6 million of unrecognized stock-based compensation expense related to non-vested restricted stock awards that is expected to be recognized as an expense by us in the future over a weighted-average period of approximately 1.4 years. The total intrinsic value of unvested restricted stock awards at December 31, 2012 was $18.7 million. The total intrinsic value of restricted stock which vested during each of the years ended December 31, 2012, 2011 and 2010 was $5.9 million, $1.9 million and $2.9 million, respectively.

20.	Subsequent Events

On January 10, 2013, we completed a public offering of $250 million principal amount of 6% senior notes due 2043 (the “6% Notes”). The 6% Notes, which pay interest semiannually in arrears on January 15 and July 15 of each year, commencing July 15, 2013, are general unsecured obligations of MDC and rank equally and ratably with our other general unsecured and unsubordinated indebtedness. In addition, the 6% Notes are fully guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding subsidiaries. We received proceeds of $247.8 million, net of underwriting fees of $2.2 million. We will use the proceeds of the offering for general corporate purposes.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.	Results of Quarterly Operations (Unaudited)

	Quarter
	First	Second	Third	Fourth
2012	(Dollars in thousands, except per share amounts)
Home sales revenue	$184,678	$256,532	$320,647	$389,141
Total revenue	193,987	268,934	334,329	405,773
Asset impairments	-	-	-	1,105
Gross margin from home sales	14.1%	14.2%	15.5%	16.7%
Homebuilding selling, general and administrative expenses	34,124	39,223	44,788	49,160
Earnings before income taxes	2,125	9,655	19,484	29,851
Net income (loss)	2,265	10,638	20,126	29,670
Earnings (loss) per share
Basic	$0.04	$0.22	$0.42	$0.60
Diluted	$0.04	$0.22	$0.41	$0.59

2011
Home sales revenue	$163,383	$206,163	$204,886	$230,732
Total revenue	169,290	215,459	211,157	247,203
Asset impairments	279	9,119	4,692	811
Gross margin from home sales	13.5%	8.9%	14.8%	15.0%
Homebuilding selling, general and administrative expenses	47,654	49,158	46,360	35,933
Loss on extinguishment of senior notes	-	-	17,268	21,527
Loss before income taxes	(23,704)	(29,803)	(34,189)	(19,776)
Net income (loss)	(19,879)	(27,980)	(31,710)	(18,821)
Earnings (loss) per share
Basic	$(0.43)	$(0.60)	$(0.68)	$(0.40)
Diluted	$(0.43)	$(0.60)	$(0.68)	$(0.40)

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.	Supplemental Guarantor Information

Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by the following subsidiaries (collectively, the “Guarantor Subsidiaries”), which are 100%-owned subsidiaries of the Company.

•	M.D.C. Land Corporation
•	RAH of Florida, Inc.
•	Richmond American Construction, Inc.
•	Richmond American Homes of Arizona, Inc.
•	Richmond American Homes of Colorado, Inc.
•	Richmond American Homes of Delaware, Inc.
•	Richmond American Homes of Florida, LP
•	Richmond American Homes of Illinois, Inc.
•	Richmond American Homes of Maryland, Inc.
•	Richmond American Homes of Nevada, Inc.
•	Richmond American Homes of New Jersey, Inc.
•	Richmond American Homes of Pennsylvania, Inc.
•	Richmond American Homes of Utah, Inc.
•	Richmond American Homes of Virginia, Inc.

We added the following subsidiary as a Guarantor subsidiary as of January 3, 2013

•	Richmond American Homes of Washington, Inc.

Subsidiaries that do not guarantee our senior notes (collectively, the “Non-Guarantor Subsidiaries”) primarily include:

•	American Home Insurance
•	American Home Title
•	HomeAmerican
•	StarAmerican
•	Allegiant
•	Richmond American Homes of West Virginia, Inc.

We have determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and, accordingly, supplemental financial information for the Guarantor and Non-Guarantor Subsidiaries is presented below.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Balance Sheet

	December 31, 2012
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
ASSETS	(Dollars in thousands)
Homebuilding:
Cash and cash equivalents	$125,904	$3,308	$323	$-	$129,535
Marketable securities	519,465	-	-		519,465
Restricted cash	-	1,859	-		1,859
Trade and other receivables	6,563	18,846	2,754		28,163
Inventories:
Housing completed or under construction	-	469,495	43,454		512,949
Land and land under development	-	467,915	21,657		489,572
Investment in subsidiaries	198,465	-	-	(198,465)	-
Other assets, net	40,565	28,524	8,813	-	77,902

Total homebuilding assets	890,962	989,947	77,001	(198,465)	1,759,445

Financial Services:
Cash and cash equivalents	-	-	30,560	-	30,560
Marketable securities	-	-	32,473	-	32,473
Mortgage loans held-for-sale, net	-	-	119,953	-	119,953
Prepaid expenses and other assets	-	-	4,710	(1,700)	3,010

Total financial services assets	-	-	187,696	(1,700)	185,996

Total Assets	$890,962	$989,947	$264,697	$(200,165)	$1,945,441

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$-	$67,257	$5,798	-	$73,055
Accrued liabilities	63,886	46,761	7,809	-	118,456
Advances and notes payable to parent and subsidiaries	(798,663)	755,566	52,839	(9,742)	-
Senior notes, net	744,842	-	-	-	744,842

Total homebuilding liabilities	10,065	869,584	66,446	(9,742)	936,353

Financial Services:
Accounts payable and other liabilities	-	-	51,864	-	51,864
Advances and notes payable to parent and subsidiaries	-	-	(8,042)	8,042	-
Mortgage repurchase facility	-	-	76,327	-	76,327

Total financial services liabilities	-	-	120,149	8,042	128,191

Total Liabilities	10,065	869,584	186,595	(1,700)	1,064,544

Equity:
Total Stockholder’s Equity	880,897	120,363	78,102	(198,465)	880,897

Total Liabilities and Stockholders’ Equity	$890,962	$989,947	$264,697	$(200,165)	$1,945,441

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Balance Sheet

	December 31, 2011
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
ASSETS	(Dollars in thousands)
Homebuilding:
Cash and cash equivalents	$313,566	$2,771	$81	$-	$316,418
Marketable securities	485,434	-	-	-	485,434
Restricted cash	-	667	-	-	667
Trade and other receivables	8,368	12,740	485	-	21,593
Inventories:
Housing completed or under construction	-	280,932	19,782	-	300,714
Land and land under development	-	489,305	16,033	-	505,338
Investment in subsidiaries	126,768	-	-	(126,768)	-
Other assets, net	45,287	33,074	8,435	(96)	86,700

Total homebuilding assets	979,423	819,489	44,816	(126,864)	1,716,864

Financial Services:
Cash and cash equivalents	-	-	26,943	-	26,943
Marketable securities	-	-	34,509	-	34,509
Mortgage loans held-for-sale, net	-	-	78,335	-	78,335
Prepaid expenses and other assets	-	-	3,774	(1,700)	2,074

Total financial services assets	-	-	143,561	(1,700)	141,861

Total Assets	$979,423	$819,489	$188,377	$(128,564)	$1,858,725

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$-	$23,409	$2,236	-	$25,645
Accrued liabilities	67,199	50,271	1,814	(96)	119,188
Advances and notes payable to parent and subsidiaries	(700,520)	682,088	21,998	(3,566)	-
Senior notes, net	744,108	-	-	-	744,108

Total homebuilding liabilities	110,787	755,768	26,048	(3,662)	888,941

Financial Services:
Accounts payable and other liabilities	-	-	52,446	-	52,446
Advances and notes payable to parent and subsidiaries	-	-	(1,866)	1,866	-
Mortgage repurchase facility	-	-	48,702	-	48,702

Total financial services liabilities	-	-	99,282	1,866	101,148

Total Liabilities	110,787	755,768	125,330	(1,796)	990,089

Equity:
Total Stockholder’s Equity	868,636	63,721	63,047	(126,768)	868,636

Total Liabilities and Stockholders’ Equity	$979,423	$819,489	$188,377	$(128,564)	$1,858,725

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Statements of Operations

	Year Ended December 31, 2012
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Homebuilding:	(Dollars in thousands)
Revenues	$-	$1,087,957	$74,719	$(6,534)	$1,156,142
Cost of Sales	-	(922,774)	(61,703)	6,534	(977,943)
Inventory impairments	-	(1,105)	-	-	(1,105)

Gross margin	-	164,078	13,016	-	177,094

Selling, general, and administrative expenses	(52,880)	(108,873)	(5,542)	-	(167,295)
Equity income (loss) of subsidiaries	81,836	-	-	(81,836)	-
Interest income	23,381	16	1	-	23,398
Interest expense	(778)	(30)	-	-	(808)
Other income (expense)	528	15	(315)	-	228

Homebuilding pretax income (loss)	52,087	55,206	7,160	(81,836)	32,617

Financial Services:
Financial services pretax income	-	-	28,498	-	28,498

Income (loss) before income taxes	52,087	55,206	35,658	(81,836)	61,115
(Provision) benefit for income taxes	10,612	1,435	(10,463)	-	1,584

Net income (loss)	$62,699	$56,641	$25,195	$(81,836)	$62,699

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Statements of Operations

	Year Ended December 31, 2011
	MDC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Homebuilding:	(Dollars in thousands)
Revenues	$-	$787,874	$38,782	$(9,633)	$817,023
Cost of Sales	-	(674,335)	(32,755)	9,633	(697,457)
Inventory impairments	-	(12,965)	-	-	(12,965)

Gross margin	-	100,574	6,027	-	106,601

Selling, general, and administrative expenses	(57,811)	(116,494)	(4,800)	-	(179,105)
Equity income (loss) of subsidiaries	(18,966)	-	-	18,966	-
Interest income	26,039	29	-	-	26,068
Interest expense	(20,687)	(155)	-	-	(20,842)
Other income (expense)	(35,479)	(7,934)	63	-	(43,350)

Homebuilding pretax income (loss)	(106,904)	(23,980)	1,290	18,966	(110,628)

Financial Services:
Financial services pretax income	-	-	3,156	-	3,156

Income (loss) before income taxes	(106,904)	(23,980)	4,446	18,966	(107,472)
(Provision) benefit for income taxes	8,514	2,027	(1,459)	-	9,082

Net income (loss)	$(98,390)	$(21,953)	$2,987	$18,966	$(98,390)

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Statements of Operations

	Year Ended December 31, 2010
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Homebuilding:	(Dollars in thousands)
Revenues	$-	$942,693	$-	$(15,788)	$926,905
Cost of Sales	-	(765,749)	(490)	15,788	(750,451)
Inventory impairments	-	(21,195)	-	-	(21,195)

Gross margin	-	155,749	(490)	-	155,259

Selling, general, and administrative expenses	(74,626)	(141,349)	(3,710)		(219,685)
Equity income (loss) of subsidiaries	14,653	-	-	(14,653)	-
Interest income	23,830	130	-	-	23,960
Interest expense	(38,157)	-	-	-	(38,157)
Other income (expense)	111	(2,434)	50	-	(2,273)

Homebuilding pretax income (loss)	(74,189)	12,096	(4,150)	(14,653)	(80,896)

Financial Services:
Financial services pretax income	-	-	10,295	-	10,295

Income (loss) before income taxes	(74,189)	12,096	6,145	(14,653)	(70,601)
(Provision) benefit for income taxes	9,419	992	(4,580)	-	5,831

Net income (loss)	$(64,770)	$13,088	$1,565	$(14,653)	$(64,770)

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Statements of Cash Flows

	Year Ended December 31, 2012
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$83,797	$(71,674)	$(39,106)	$(81,836)	$(108,819)

Net cash provided by (used in) investing activities	(22,999)	(823)	2,041	-	(21,781)

Financing activities:
Payments from (advances to) subsidiaries	(168,169)	73,034	13,299	81,836	-
Mortgage repurchase facility	-	-	27,625	-	27,625
Dividend payments	(96,915)	-	-	-	(96,915)
Proceeds from the exercise of stock options	16,624	-	-	-	16,624

Net cash provided by (used in) financing activities	(248,460)	73,034	40,924	81,836	(52,666)

Net increase (decrease) in cash and cash equivalents	(187,662)	537	3,859	-	(183,266)
Cash and cash equivalents:
Beginning of period	313,566	2,771	27,024	-	343,361

End of period	$125,904	$3,308	$30,883	$-	$160,095

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Statements of Cash Flows

	Year Ended December 31, 2011
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(39,462)	$(26,663)	$(33,125)	$18,966	$(80,284)

Net cash provided by (used in) investing activities	439,066	(71)	(34,731)	-	404,264

Financing activities:
Payments from (advances to) subsidiaries	(44,961)	25,218	38,709	(18,966)	-
Extinguishment of senior notes	(537,724)	-	-		(537,724)
Mortgage repurchase facility	-	-	23,268	-	23,268
Dividend payments	(47,432)	-	-	-	(47,432)
Proceeds from the exercise of stock options	9,044	-	-	-	9,044

Net cash provided by (used in) financing activities	(621,073)	25,218	61,977	(18,966)	(552,844)

Net increase (decrease) in cash and cash equivalents	(221,469)	(1,516)	(5,879)	-	(228,864)
Cash and cash equivalents:
Beginning of period	535,035	4,287	32,903	-	572,225

End of period	$313,566	$2,771	$27,024	$-	$343,361

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Statements of Cash Flows

	Year Ended December 31, 2010
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$36,971	$(275,822)	$1,123	$28,647	$(209,081)

Net cash provided by (used in) investing activities	(613,377)	(1,046)	(30,043)	-	(644,466)

Financing activities:
Payments from (advances to) subsidiaries	(293,883)	277,897	44,633	(28,647)	-
Proceeds from issuance of senior notes	242,288	-	-		242,288
Mortgage repurchase facility	-	-	(3,681)	-	(3,681)
Dividend payments	(47,140)	-	-	-	(47,140)
Proceeds from the exercise of stock options	53	-	-	-	53

Net cash provided by (used in) financing activities	(98,682)	277,897	40,952	(28,647)	191,520

Net increase (decrease) in cash and cash equivalents	(675,088)	1,029	12,032	-	(662,027)
Cash and cash equivalents:
Beginning of period	1,210,123	3,258	20,871	-	1,234,252

End of period	$535,035	$4,287	$32,903	$-	$572,225

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision, and with the participation, of our management, including the principal executive officer and the principal financial officer. Based on that evaluation, our management, including the principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective at December 31, 2012.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

In several of our homebuilding divisions, we began operating under our new enterprise resource planning (“ERP”) system during 2011 and 2010. As a result, our financial and operating transactions in these divisions now utilize the functionality provided by the new ERP system with oversight as to the completeness and accuracy of the information being performed through the ERP system. The full implementation of the ERP system in the one remaining homebuilding division is scheduled to take place in 2013. There was no other change in our internal control over financial reporting that occurred during 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

M.D.C. Holdings, Inc.

We have audited M.D.C. Holdings, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Managements Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, M.D.C. Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of M.D.C. Holdings, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated January 31, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

January 31, 2013

Item 9B.	Other Information.

None

PART III

Item 10.	Directors. Executive Officers and Corporate Governance.

Information not disclosed below that is required with respect to directors, executive officers, filings under Section 16(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and corporate governance is incorporated herein by reference, when filed, from our proxy statement (the “Proxy Statement”) for the Annual Meeting of Shareholders to be held on or about March 18, 2013, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

We will provide to any shareholders or other person without charge, upon request, a copy of our Corporate Code of Conduct, Corporate Governance Guidelines, code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (collectively “senior financial officers”) and the charters for our Audit Committee, Compensation Committee and Corporate Governance/Nominating Committee. You may obtain these documents on our website at http://www.richmondamerican.com, under our Investor Relations section or by contacting our Investor Relations department at 303-977-3451. Our intention is to post on our website any amendments to or waivers from our code of ethics applicable to our senior financial officers if such disclosure is required.

Item 11.	Executive Compensation.

Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from our Proxy Statement

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from our Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from our Proxy Statement.

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
4.3

Pricing Supplement No. 1, dated December 6, 2004, with respect to MDC’s 5.375% Medium-Term Senior Notes due 2014 (incorporated by reference to the Company’s Rule 424(b)(2) filing on December 8, 2004). *

4.4

Pricing Supplement No. 2, dated June 28, 2005, with respect to MDC’s 5.375% Medium-Term Senior Notes due July 1, 2015 (incorporated by reference to the Company’s Rule 424(b)(2) filing on June 29, 2005). *

4.5

Amendment No. 1 dated as of July 20, 2005 to Supplemental Indenture dated as of October 6, 2004, with respect to MDC’s Medium-Term Senior Notes (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 20, 2005). *

4.6

Amendment No. 2 dated as of January 9, 2006 to Supplemental Indenture dated as of October 6, 2004, with respect to MDC’s Medium-Term Senior Notes (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 9, 2006). *

4.7

Second Supplemental Indenture (5.375% Senior Notes due 2014 and 2015), dated as of January 3, 2013, by and among the Company, U.S. Bank National Association, as Trustee, and Richmond American Homes of Washington, Inc., a wholly owned subsidiary of the Company, as Additional Guarantor, including the form of Guaranty signed by the Additional Guarantor.

4.8

Supplemental Indenture (5.625% Senior Notes due 2020) dated as of January 15, 2010, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed January 15, 2010). *

4.9

Second Supplemental Indenture (5.625% Senior Notes due 2020), dated as of January 3, 2013, by and among the Company, U.S. Bank National Association, as Trustee, and Richmond American Homes of Washington, Inc., a wholly owned subsidiary of the Company, as Additional Guarantor, including the form of Guaranty signed by the Additional Guarantor.

4.10

Supplemental Indenture (6.000% Senior Notes due 2043) dated as of January 10, 2013, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed January 10, 2013). *

10.1

Master Repurchase Agreement among HomeAmerican Mortgage Corporation, U.S. Bank National Association as Agent, and the other Buyers party thereto, dated as of November 12, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 17, 2008). *

10.2

First Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of October 29, 2009 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q dated September 30, 2009). *

10.3

Second Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of October 21, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 25, 2010). *

10.4

Third Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 14, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated September 30, 2011). *

Exhibit Number	Description
10.5

Fourth Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 29, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 30, 2011).*

10.6

Fifth Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of January 31, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated September 30, 2012). *

10.7

Sixth Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 21, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 24, 2012).*

10.8	Seventh Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of December 21, 2012.

10.9

Custody Agreement by and between HomeAmerican Mortgage Corporation and U.S. Bank National Association as Agent and Custodian, dated as of November 12, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed November 17, 2008). *

10.10

M.D.C. Holdings, Inc. 2001 Equity Incentive Plan Effective March 26, 2001 (incorporated by reference to Exhibit B of the Company’s Proxy Statement dated March 31, 2001 relating to the 2001 Annual Meeting of Stockholders). *

10.11

First Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 28, 2003 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q dated March 31, 2003). *

10.12	Second Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 29, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed May 1, 2008). *

10.13	Third Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 29, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed May 1, 2008). *

10.14

Fourth Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K dated December 31, 2008). *

10.15	Form of Non-Qualified Stock Option Certificate (2001 Equity Incentive Plan) (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.16	Form of Restricted Stock Agreement (2001 Equity Incentive Plan) (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

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
10.19

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

10.21	M.D.C. Holdings, Inc. 2011 Equity Incentive Plan, effective April 27, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 29, 2011). *

10.22	Form of 2011 Stock Option Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q dated June 30, 2011). *

10.23	Form of 2011 Restricted Stock Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q dated June 30, 2011). *

10.24	Form of Executive Officer Stock Option Agreement under the 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 9, 2012).*

10.25	M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors effective April 27, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 29, 2011). *

10.26

Form of 2011 Stock Option Agreement (2011 Stock Option Plan for Non-Employee Directors) (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q dated June 30, 2011). *

10.27

Form of Indemnification Agreement entered into between the Company and members of its Board of Directors (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 26, 2006).*

10.28

Form of Indemnification Agreement entered into between the Company and certain of its officers (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed October 26, 2006).*

10.29	M.D.C. Holdings, Inc. Amended Executive Officer Performance-Based Compensation Plan, approved April 29, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 1, 2008). *

10.30

First Amendment to the M.D.C. Holdings, Inc. Amended Executive Officer Performance-Based Compensation Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K dated December 31, 2008). *

10.31

Second Amendment to the M.D.C. Holdings, Inc. Amended Executive Officer Performance-Based Compensation Plan, dated as of June 1, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated June 30, 2011). *

10.32

Third Amendment to the M.D.C. Holdings, Inc. Amended Executive Officer Performance-Based Compensation Plan, dated March 8, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 9, 2012).*

10.33

Fourth Amendment to the M.D.C. Holdings, Inc. Amended Executive Officer Performance-Based Compensation Plan, executed May 21, 2012 effective as of January 1, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 22, 2012).*

10.34

Waiver Agreement among M.D.C. Holdings, Inc., Larry A. Mizel and David D. Mandarich, dated as of October 13, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 13, 2011).*

Exhibit Number	Description
10.35	Employment Agreement, Larry A. Mizel, amended and restated as of August 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 26, 2008). *

10.36	Amendment to Employment Agreement of Larry A. Mizel, dated March 8, 2012 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed March 9, 2012).*

10.37	Employment Agreement, David D. Mandarich, amended and restated as of August 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 26, 2008). *

10.38	Amendment to Employment Agreement of David D. Mandarich, dated March 8, 2012 (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed March 9, 2012).*

10.39	Employment offer letter by the Company to John M. Stephens, dated January 27, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 30, 2012). *

10.40

Lease Agreement among MDC, Richmond American Homes of Colorado, Inc. and Larry A. Mizel, August 2, 2007 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q dated June 30, 2007). *

10.41

Lease Agreement among MDC, Richmond American Homes of Colorado, Inc. and David D. Mandarich, August 2, 2007 (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q dated June 30, 2007). *

10.42

Change in Control and Separation Agreement between the Company and John M. Stephens, dated as of February 1, 2012 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 30, 2012).*

10.43

Change in Control and Separation Agreement between the Company and Michael Touff, dated as of July 30, 2008 (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed July 31, 2008). *

10.44

Form of Change in Control Agreement between the Company and certain employees of M.D.C. Holdings, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 27, 1998). *

10.45

Independent Contractor Agreement between Mizel Design and Decorating Company and the Company effective as of January 1, 2005 (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.46	Sub-Sublease agreement between MDC and CVentures, Inc., executed July 25, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 27, 2005). *

10.47

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

101

The following financial statements filed on January 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2012, (iii) Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2012, (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2012; and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M.D.C. HOLDINGS, INC. (Registrant)

Date: January 31, 2013	By:	/s/ John M. Stephens
John M. Stephens
Senior Vice President, Chief Financial Officer and Principal Accounting Officer (duly authorized officer)

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

Signature	Title	Date

/s/ Larry A. Mizel Larry A. Mizel	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	January 31, 2013

/s/ David D. Mandarich David D. Mandarich	Director, President and Chief Operating Officer	January 31, 2013

/s/ John M. Stephens John M. Stephens	Senior Vice President, Chief Financial Officer & Principal Accounting Officer (principal financial officer and principal accounting officer)	January 31, 2013

/s/ Raymond T. Baker Raymond T. Baker	Director	January 31, 2013

/s/ Herbert T. Buchwald Herbert T. Buchwald	Director	January 31, 2013

/s/ David E. Blackford David E. Blackford	Director	January 31, 2013

/s/ Michael A. Berman Michael A. Berman	Director	January 31, 2013

/s/ David Siegel David Siegel	Director	January 31, 2013

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Amendment to the Certificate of Incorporation of M.D.C. Holdings, Inc. (hereinafter sometimes referred to as “MDC”, the “Company” or the “Registrant”), filed with the Delaware Secretary of State on April 27, 2006, and Certificate of Incorporation, dated May 17, 1985, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q dated March 31, 2006). *

3.2	Form of Bylaws of MDC, as amended (incorporated by reference to Exhibit 3.2(b) of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

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

4.2

Supplemental Indenture, dated as of October 6, 2004, by and among MDC, the Guarantors party thereto and U.S. Bank National Association, as Trustee, with respect to MDC’s Medium-Term Senior Notes (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed October 7, 2004). *

4.3

Pricing Supplement No. 1, dated December 6, 2004, with respect to MDC’s 5.375% Medium-Term Senior Notes due 2014 (incorporated by reference to the Company’s Rule 424(b)(2) filing on December 8, 2004). *

4.4

Pricing Supplement No. 2, dated June 28, 2005, with respect to MDC’s 5.375% Medium-Term Senior Notes due July 1, 2015 (incorporated by reference to the Company’s Rule 424(b)(2) filing on June 29, 2005). *

4.5

Amendment No. 1 dated as of July 20, 2005 to Supplemental Indenture dated as of October 6, 2004, with respect to MDC’s Medium-Term Senior Notes (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 20, 2005). *

4.6

Amendment No. 2 dated as of January 9, 2006 to Supplemental Indenture dated as of October 6, 2004, with respect to MDC’s Medium-Term Senior Notes (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 9, 2006). *

4.7

Second Supplemental Indenture (5.375% Senior Notes due 2014 and 2015), dated as of January 3, 2013, by and among the Company, U.S. Bank National Association, as Trustee, and Richmond American Homes of Washington, Inc., a wholly owned subsidiary of the Company, as Additional Guarantor, including the form of Guaranty signed by the Additional Guarantor.

4.8

Supplemental Indenture (5.625% Senior Notes due 2020) dated as of January 15, 2010, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed January 15, 2010). *

4.9

Second Supplemental Indenture (5.625% Senior Notes due 2020), dated as of January 3, 2013, by and among the Company, U.S. Bank National Association, as Trustee, and Richmond American Homes of Washington, Inc., a wholly owned subsidiary of the Company, as Additional Guarantor, including the form of Guaranty signed by the Additional Guarantor.

4.10

Supplemental Indenture (6.000% Senior Notes due 2043) dated as of January 10, 2013, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed January 10, 2013). *

Exhibit Number	Description

10.1

Master Repurchase Agreement among HomeAmerican Mortgage Corporation, U.S. Bank National Association as Agent, and the other Buyers party thereto, dated as of November 12, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 17, 2008). *

10.2

First Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of October 29, 2009 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q dated September 30, 2009). *

10.3

Second Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of October 21, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 25, 2010). *

10.4

Third Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 14, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated September 30, 2011). *

10.5

Fourth Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 29, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 30, 2011).*

10.6

Fifth Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of January 31, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated September 30, 2012). *

10.7

Sixth Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 21, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 24, 2012).*

10.8	Seventh Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of December 21, 2012.

10.9

Custody Agreement by and between HomeAmerican Mortgage Corporation and U.S. Bank National Association as Agent and Custodian, dated as of November 12, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed November 17, 2008). *

10.10

M.D.C. Holdings, Inc. 2001 Equity Incentive Plan Effective March 26, 2001 (incorporated by reference to Exhibit B of the Company’s Proxy Statement dated March 31, 2001 relating to the 2001 Annual Meeting of Stockholders). *

10.11

First Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 28, 2003 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q dated March 31, 2003). *

10.12	Second Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 29, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed May 1, 2008). *

10.13	Third Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 29, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed May 1, 2008). *

Exhibit Number	Description

10.14

Fourth Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K dated December 31, 2008). *

10.15	Form of Non-Qualified Stock Option Certificate (2001 Equity Incentive Plan) (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.16	Form of Restricted Stock Agreement (2001 Equity Incentive Plan) (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

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

10.21	M.D.C. Holdings, Inc. 2011 Equity Incentive Plan, effective April 27, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 29, 2011). *

10.22	Form of 2011 Stock Option Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q dated June 30, 2011). *

10.23	Form of 2011 Restricted Stock Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q dated June 30, 2011). *

10.24	Form of Executive Officer Stock Option Agreement under the 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 9, 2012).*

10.25	M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors effective April 27, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 29, 2011). *

10.26

Form of 2011 Stock Option Agreement (2011 Stock Option Plan for Non-Employee Directors) (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q dated June 30, 2011). *

10.27

Form of Indemnification Agreement entered into between the Company and members of its Board of Directors (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 26, 2006).*

10.28

Form of Indemnification Agreement entered into between the Company and certain of its officers (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed October 26, 2006).*

10.29	M.D.C. Holdings, Inc. Amended Executive Officer Performance-Based Compensation Plan, approved April 29, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 1, 2008). *

Exhibit Number	Description

10.30

First Amendment to the M.D.C. Holdings, Inc. Amended Executive Officer Performance-Based Compensation Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K dated December 31, 2008). *

10.31

Second Amendment to the M.D.C. Holdings, Inc. Amended Executive Officer Performance-Based Compensation Plan, dated as of June 1, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated June 30, 2011). *

10.32

Third Amendment to the M.D.C. Holdings, Inc. Amended Executive Officer Performance-Based Compensation Plan, dated March 8, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 9, 2012).*

10.33

Fourth Amendment to the M.D.C. Holdings, Inc. Amended Executive Officer Performance-Based Compensation Plan, executed May 21, 2012 effective as of January 1, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 22, 2012).*

10.34

Waiver Agreement among M.D.C. Holdings, Inc., Larry A. Mizel and David D. Mandarich, dated as of October 13, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 13, 2011).*

10.35	Employment Agreement, Larry A. Mizel, amended and restated as of August 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 26, 2008). *

10.36	Amendment to Employment Agreement of Larry A. Mizel, dated March 8, 2012 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed March 9, 2012).*

10.37	Employment Agreement, David D. Mandarich, amended and restated as of August 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 26, 2008). *

10.38	Amendment to Employment Agreement of David D. Mandarich, dated March 8, 2012 (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed March 9, 2012).*

10.39	Employment offer letter by the Company to John M. Stephens, dated January 27, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 30, 2012). *

10.40

Lease Agreement among MDC, Richmond American Homes of Colorado, Inc. and Larry A. Mizel, August 2, 2007 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q dated June 30, 2007). *

10.41

Lease Agreement among MDC, Richmond American Homes of Colorado, Inc. and David D. Mandarich, August 2, 2007 (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q dated June 30, 2007). *

10.42

Change in Control and Separation Agreement between the Company and John M. Stephens, dated as of February 1, 2012 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 30, 2012).*

10.43

Change in Control and Separation Agreement between the Company and Michael Touff, dated as of July 30, 2008 (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed July 31, 2008). *

10.44

Form of Change in Control Agreement between the Company and certain employees of M.D.C. Holdings, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 27, 1998). *

Exhibit Number	Description

10.45

Independent Contractor Agreement between Mizel Design and Decorating Company and the Company effective as of January 1, 2005 (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.46	Sub-Sublease agreement between MDC and CVentures, Inc., executed July 25, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 27, 2005). *

10.47

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

101

The following financial statements filed on January 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2012, (iii) Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2012, (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2012; and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Incorporated by reference.