Form 10-K/A
period 2012-12-31
MDC HOLDINGS INC
filed 2013-04-30
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from             to

Commission File No. 1-08951

M.D.C. HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	84-0622967
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

4350 South Monaco Street, Suite 500 Denver, Colorado	80237
(Address of principal executive offices)	(Zip code)

(303) 773-1100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange
5 3/8 Senior Notes due December 2014	New York Stock Exchange
5 3/8 Senior Notes due July 2015	New York Stock Exchange
5 5/8 Senior Notes due January 2020	New York Stock Exchange
6% Senior Notes due January 2043	New York Stock Exchange

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

As of April 25, 2013, 48,869,726 shares of M.D.C. Holdings, Inc. common stock were outstanding.

As of June 30, 2012, the aggregate market value of the Registrants’ common stock held by non-affiliates of the Registrants was $1.2 billion based on the closing sales price of $32.67 per share as reported on the New York Stock Exchange on June 29, 2012.

As of December 31, 2012, the number of shares outstanding of Registrant’s common stock was 48,698,757.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of part III of this Form 10-K are incorporated by reference from the Registrant’s 2012 definitive proxy statement, which was filed with the Securities and Exchange Commission on February 6, 2013.

EXPLANATORY NOTE

M.D.C. Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on January 31, 2013 (the “Original Filing”), for the sole purpose of revising Note 22—Supplemental Guarantor Information (the “Guarantor Footnote”) contained in Part II, Item 8 as described below and to make corresponding amendments to the Interactive Data File included in the Original Filing as Exhibit 101. Part IV of the Original Filing has also been amended to contain currently dated certifications and a currently dated auditor’s consent.

The Guarantor Footnote is being revised in order to (i) correct the presentation of cash flows from operating activities and financing activities in the MDC parent column in the supplemental condensed combining statements of cash flows and (ii) reclassify intercompany receivables as assets that were previously classified as liabilities with negative balances in the supplemental condensed combining balance sheets. See Note 22 in the notes to consolidated financial statements for a detailed explanation.

This revised presentation of the Guarantor Footnote has no impact or effect on M.D.C. Holdings, Inc.’s consolidated financial statements for any period presented, including the Consolidated Balance Sheets, Statements of Operations and Comprehensive Income, Statements of Stockholders’ Equity or Statements of Cash Flows.

This Form 10-K/A is as of the original filing date of the Original Filing. This Form 10-K/A does not reflect any subsequent information or events, except as described above, and no other information included in the Original Filing has been modified or updated in any way. Without limitation to the foregoing, this Form 10-K/A does not purport to update the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 the Original Filing or any information, uncertainties, transactions, risks, events or trends occurring, or known to management. Accordingly this Form 10-K/A should be read in conjunction with Original Filing. For updated information about the Company, refer to the Company’s most recent filings with the SEC. These filings contain important information regarding events, developments and updates to certain expectations of the Company that have occurred since the Original Filing.

PART II

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

January 31, 2013, except for

Note 22, as to which the

date is April 30, 2013

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

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the cost and carrying value of our property and equipment by major asset category.

	Cost	Accumulated Depreciation and Amortization	Carrying Value
December 31, 2012:	(Dollars in thousands)
Airplane	$28,997	$6,055	$22,942
Computer software and equipment	17,905	9,513	8,392
Leasehold improvements	7,623	6,066	1,557
Other	1,991	1,757	234

Total	$56,516	$23,391	$33,125

December 31, 2011:
Airplane	$28,997	$5,506	$23,491
Computer software and equipment	17,470	6,339	11,131
Leasehold improvements	6,881	5,471	1,410
Other	1,891	1,646	245

Total	$55,239	$18,962	$36,277

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

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Non-cash investing and financing activities:
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

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	December 31,
	2012	2011
Homebuilding assets:	(Dollars in thousands)
West	$459,807	$346,442
Mountain	332,939	262,787
East	274,199	255,074
Corporate	692,500	852,561

Total homebuilding assets	$1,759,445	$1,716,864

Financial services assets:
Mortgage operations	$122,941	$80,097
Other	63,055	61,764

Total financial services assets	$185,996	$141,861

4.	Earnings (Loss) Per Share

The following table shows our basic and diluted EPS calculations:

	Year Ended December 31,
	2012	2011	2010
Basic and diluted earnings (loss) per common share:	(Dollars in thousands, except per share amounts)
Net income (loss)	$62,699	$(98,390)	$(64,770)
Less: distributed and undistributed earnings allocated to participating securities	(1,101)	(711)	(523)

Net income (loss) attributable to common stockholders	$61,598	$(99,101)	$(65,293)

Basic weighted-average common shares outstanding	47,660,629	46,796,334	46,627,815
Effect of dilutive securities:
Stock options	173,527	-	-
Restricted stock awards	230,683	-	-

Diluted weighted-average common shares outstanding	48,064,839	46,796,334	46,627,815

Basic earnings (loss) per common share	$1.29	$(2.12)	$(1.40)

Dilutive earnings (loss) per common share	$1.28	$(2.12)	$(1.40)

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

The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis:

		Fair Value
Financial Instrument	Hierarchy	December 31, 2012	December 31, 2011
		(Dollars in thousands)
Marketable Securities (available-for-sale)
Equity securities	Level 1	$208,818	$160,021
Debt securities - maturity less than 1 year	Level 2	54,388	157,685
Debt securities - maturity 1 to 5 years	Level 2	277,514	202,237
Debt securities - maturity greater than 5 years	Level 2	11,218	-

Total available-for-sale securities		$551,938	$519,943

Mortgage loans held-for-sale, net	Level 2	$119,953	$78,335

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

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
	(Dollars in thousands)
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

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We have accrued for the present value of the expected future retirement benefits to be paid to Mr. Mizel and Mr. Mandarich pursuant to their employment agreements with the Company. Our accrued liabilities for the deferred compensation retirement plans are included as accrued executive deferred compensation in the table in Note 9 to the Consolidated Financial Statements. We estimate the present value of the future retirement benefits based upon discount rates of high quality corporate bonds with a similar maturity as the estimated period of retirement benefits. At December 31, 2012 and 2011, the discount rate used in our present value calculation was 5.0% and 5.5%, respectively. During the years ended December 31, 2012, 2011 and 2010, the Company accrued $4.3 million, $3.2 million and $3.2 million, respectively, of expense associated with the deferred compensation components of Mr. Mizel’s and Mr. Mandarich’s employment agreements.

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

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Our debt obligations at December 31, 2012 and December 31, 2011 were as follows:

	December 31,
	2012	2011
	(Dollars in thousands)
5 3/8% Senior Notes due 2014, net	$249,621	$249,438
5 3/8% Senior Notes due 2015, net	249,895	249,857
5 5/8% Senior Notes due 2020, net	245,326	244,813

Total Senior Notes, net	$744,842	$744,108

16.	Commitments and Contingencies

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

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

22.	Revised Supplemental Guarantor Information

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

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently, the Company determined to revise certain presentations in the Supplemental Condensed Guarantor Financial Statements.

In the Supplemental Condensed Combining Statements of Cash Flows, the Company determined that it should have classified the non-cash impact of equity income (loss) of subsidiaries as a non-cash reconciling item. As reported, the Company classified the non-cash equity income (loss) of subsidiaries in the net cash provided by (used in) operating activities in the MDC parent column (along with a corresponding elimination of this amount in the eliminating entries column). As revised, the non-cash Equity income (loss) of subsidiaries is classified as a non-cash reconciling item in the MDC parent column and this item is no longer reported as an eliminating entry in the eliminating entries column of the Supplemental Condensed Combining Statements of Cash Flows statements. In addition, the Company also determined that an intercompany loan repayment from MDC to a non-guarantor subsidiary in 2010 that was presented as an operating activity in the MDC parent column, should have been presented as a financing activity (in the payments from (advances to) subsidiaries line item). These changes in reporting have no impact on (a) the net increase (decrease) in cash and cash equivalents column of the MDC column; (b) the previously reported consolidated net cash provided by (used in) (i) operating activities, (ii) financing activities or (iii) investing activities; or (c) the total net increase (decrease) in cash and cash equivalents line items in the consolidated MDC column.

In the Supplemental Condensed Combining Balance Sheets, the Company determined that it should not have classified intercompany receivables as negative balances within the advances and notes payable to parent and subsidiaries line in the liabilities section of the balance sheet. As revised, intercompany receivables are presented gross as assets in the asset section of the supplemental condensed combining balance sheets as advances and notes receivable from parent and subsidiaries. This change in reporting had no impact on any amounts in the previously reported consolidated MDC columns of the Supplemental Condensed Combining Balance Sheets.

None of the above changes in reporting had any impact on any amounts in the previously reported Supplemental Condensed Combining Statements of Operations.

Following is a reconciliation of the amounts previously reported to the reclassified amounts as stated in the following components of the Supplemental Condensed Combining Statements of Cash Flows for each of the years ended December 31, 2012, 2011 and 2010.

MDC Column for Year Ended December 31, 2012	As Previously Reported	Reclassify the non-cash equity income (loss) of subsidiaries	As Reclassified
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$83,797	$(81,836)	$1,961
Payments from (advances to) subsidiaries	$(168,169)	$81,836	$(86,333)
Net cash provided by (used in) financing activities	$(248,460)	$81,836	$(166,624)
Net increase (decrease) in cash and cash equivalents	$(187,662)	$0	$(187,662)

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MDC Column for Year Ended December 31, 2011	As Previously Reported	Reclassify the non-cash equity income (loss) of subsidiaries	As Reclassified
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(39,462)	$18,966	$(20,496)
Payments from (advances to) subsidiaries	$(44,961)	$(18,966)	$(63,927)
Net cash provided by (used in) financing activities	$(621,073)	$(18,966)	$(640,039)
Net increase (decrease) in cash and cash equivalents	$(221,469)	$0	$(221,469)

MDC Column for Year Ended December 31, 2010	As Previously Reported	Reclassify the non-cash equity income (loss) of subsidiaries(1)	As Reclassified
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$36,971	$28,647	$65,618
Payments from (advances to) subsidiaries	$(293,883)	$(28,647)	$(322,530)
Net cash provided by (used in) financing activities	$(98,682)	$(28,647)	$(127,329)
Net increase (decrease) in cash and cash equivalents	$(675,088)	$0	$(675,088)

(1)

Reclassification reflects net reclassification of (i) $14,653 of equity income of subsidiaries and (ii) $43,300 intercompany loan repayment to a non-guarantor subsidiary, from net cash provided (used in) operating activities to a financing activity (Payments from (advances to) subsidiaries).

Following is a reconciliation of the amounts previously reported to the reclassified amounts as stated in the following components of the Supplemental Condensed Combining Balance Sheets for each of the years ended December 31, 2012 and 2011.

	Homebuilding advances and notes payable to parent and subsidiaries at 12/31/2012, as previously reported	Reclassify negative balances to homebuilding intercompany receivables(2)	Homebuilding advances and notes payable to parent and subsidiaries at 12/31/2012, as reclassified
	(Dollars in thousands)
MDC	$(798,663)	$812,731	$14,068
Guarantor Subsidiaries	$755,566	$2,589	$758,155
Non-Guarantor Subsidiaries	$52,839	$—	$52,839
Eliminating Entries	$(9,742)	$(815,320)	$(825,062)
Consolidated MDC	$—	$—	$—

	Financial services advances and notes payable to parent and subsidiaries at 12/31/2012, as previously reported	Reclassify negative balances to financial services intercompany receivables(2)	Financial services advances and notes payable to parent and subsidiaries at 12/31/2012, as reclassified
	(Dollars in thousands)
MDC	$—	$—	$—
Guarantor Subsidiaries	$—	$—	$—
Non-Guarantor Subsidiaries	$(8,042)	$9,779	$1,737
Eliminating Entries	$8,042	$(9,779)	$(1,737)
Consolidated MDC	$—	$—	$—

	Homebuilding advances and notes payable to parent and subsidiaries at 12/31/2011, as previously reported	Reclassify negative balances to homebuilding intercompany receivables(2)	Homebuilding advances and notes payable to parent and subsidiaries at 12/31/2011, as reclassified
	(Dollars in thousands)
MDC	$(700,520)	$710,946	$10,426
Guarantor Subsidiaries	$682,088	$696	$682,784
Non-Guarantor Subsidiaries	$21,998	$4,161	$26,159
Eliminating Entries	$(3,566)	$(715,803)	$(719,369)
Consolidated MDC	$—	$—	$—

	Financial services advances and notes payable to parent and subsidiaries at 12/31/2011, as previously reported	Reclassify negative balances to financial services intercompany receivables(2)	Financial services advances and notes payable to parent and subsidiaries at 12/31/2011, as reclassified
	(Dollars in thousands)
MDC	$—	$—	$—
Guarantor Subsidiaries	$—	$—	$—
Non-Guarantor Subsidiaries	$(1,866)	$5,569	$3,703
Eliminating Entries	$1,866	$(5,569)	$(3,703)
Consolidated MDC	$—	$—	$—

(2)	The balances reclassified are equal to the new balances shown for intercompany receivables on the revised supplemental condensed combining balance sheets.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M.D.C. Holdings, Inc.

Revised Supplemental Condensed Combining Balance Sheet

	December 31, 2012
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
ASSETS	(Dollars in thousands)
Homebuilding:
Cash and cash equivalents	$125,904	$3,308	$323	$-	$129,535
Marketable securities	519,465	-	-		519,465
Restricted cash	-	1,859	-		1,859
Trade and other receivables	6,563	18,846	2,754		28,163
Inventories:
Housing completed or under construction	-	469,495	43,454		512,949
Land and land under development	-	467,915	21,657		489,572
Intercompany receivables	812,731	2,589	-	(815,320)	-
Investment in subsidiaries	198,465	-	-	(198,465)	-
Other assets, net	40,565	28,524	8,813	-	77,902

Total homebuilding assets	1,703,693	992,536	77,001	(1,013,785)	1,759,445

Financial Services:
Cash and cash equivalents	-	-	30,560	-	30,560
Marketable securities	-	-	32,473	-	32,473
Intercompany receivables	-	-	9,779	(9,779)	-
Mortgage loans held-for-sale, net	-	-	119,953	-	119,953
Prepaid expenses and other assets	-	-	4,710	(1,700)	3,010

Total financial services assets	-	-	197,475	(11,479)	185,996

Total Assets	$1,703,693	$992,536	$274,476	$(1,025,264)	$1,945,441

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$-	$67,257	$5,798	$-	$73,055
Accrued liabilities	63,886	46,761	7,809	-	118,456
Advances and notes payable to parent and subsidiaries	14,068	758,155	52,839	(825,062)	-
Senior notes, net	744,842	-	-	-	744,842

Total homebuilding liabilities	822,796	872,173	66,446	(825,062)	936,353

Financial Services:
Accounts payable and other liabilities	-	-	51,864	-	51,864
Advances and notes payable to parent and subsidiaries	-	-	1,737	(1,737)	-
Mortgage repurchase facility	-	-	76,327	-	76,327

Total financial services liabilities	-	-	129,928	(1,737)	128,191

Total Liabilities	822,796	872,173	196,374	(826,799)	1,064,544

Equity:
Total Stockholder’s Equity	880,897	120,363	78,102	(198,465)	880,897

Total Liabilities and Stockholders’ Equity	$1,703,693	$992,536	$274,476	$(1,025,264)	$1,945,441

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M.D.C. Holdings, Inc.

Revised Supplemental Condensed Combining Balance Sheet

	December 31, 2011
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
ASSETS	(Dollars in thousands)
Homebuilding:
Cash and cash equivalents	$313,566	$2,771	$81	$-	$316,418
Marketable securities	485,434	-	-	-	485,434
Restricted cash	-	667	-	-	667
Trade and other receivables	8,368	12,740	485	-	21,593
Inventories:
Housing completed or under construction	-	280,932	19,782	-	300,714
Land and land under development	-	489,305	16,033	-	505,338
Intercompany receivables	710,946	696	4,161	(715,803)	-
Investment in subsidiaries	126,768	-	-	(126,768)	-
Other assets, net	45,287	33,074	8,435	(96)	86,700

Total homebuilding assets	1,690,369	820,185	48,977	(842,667)	1,716,864

Financial Services:
Cash and cash equivalents	-	-	26,943	-	26,943
Marketable securities	-	-	34,509	-	34,509
Intercompany receivables	-	-	5,569	(5,569)	-
Mortgage loans held-for-sale, net	-	-	78,335	-	78,335
Prepaid expenses and other assets	-	-	3,774	(1,700)	2,074

Total financial services assets	-	-	149,130	(7,269)	141,861

Total Assets	$1,690,369	$820,185	$198,107	$(849,936)	$1,858,725

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$-	$23,409	$2,236	$-	$25,645
Accrued liabilities	67,199	50,271	1,814	(96)	119,188
Advances and notes payable to parent and subsidiaries	10,426	682,784	26,159	(719,369)	-
Senior notes, net	744,108	-	-	-	744,108

Total homebuilding liabilities	821,733	756,464	30,209	(719,465)	888,941

Financial Services:
Accounts payable and other liabilities	-	-	52,446	-	52,446
Advances and notes payable to parent and subsidiaries	-	-	3,703	(3,703)	-
Mortgage repurchase facility	-	-	48,702	-	48,702

Total financial services liabilities	-	-	104,851	(3,703)	101,148

Total Liabilities	821,733	756,464	135,060	(723,168)	990,089

Equity:
Total Stockholder’s Equity	868,636	63,721	63,047	(126,768)	868,636

Total Liabilities and Stockholders’ Equity	$1,690,369	$820,185	$198,107	$(849,936)	$1,858,725

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

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M.D.C. Holdings, Inc.

Revised Supplemental Condensed Combining Statements of Cash Flows

	Year Ended December 31, 2012
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$1,961	$(71,674)	$(39,106)	$-	$(108,819)

Net cash provided by (used in) investing activities	(22,999)	(823)	2,041	-	(21,781)

Financing activities:
Payments from (advances to) subsidiaries	(86,333)	73,034	13,299	-	-
Mortgage repurchase facility	-	-	27,625	-	27,625
Dividend payments	(96,915)	-	-	-	(96,915)
Proceeds from the exercise of stock options	16,624	-	-	-	16,624

Net cash provided by (used in) financing activities	(166,624)	73,034	40,924	-	(52,666)

Net increase (decrease) in cash and cash equivalents	(187,662)	537	3,859	-	(183,266)
Cash and cash equivalents:
Beginning of period	313,566	2,771	27,024	-	343,361

End of period	$125,904	$3,308	$30,883	$-	$160,095

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M.D.C. Holdings, Inc.

Revised Supplemental Condensed Combining Statements of Cash Flows

	Year Ended December 31, 2011
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(20,496)	$(26,663)	$(33,125)	$-	$(80,284)

Net cash provided by (used in) investing activities	439,066	(71)	(34,731)	-	404,264

Financing activities:
Payments from (advances to) subsidiaries	(63,927)	25,218	38,709	-	-
Extinguishment of senior notes	(537,724)	-	-		(537,724)
Mortgage repurchase facility	-	-	23,268	-	23,268
Dividend payments	(47,432)	-	-	-	(47,432)
Proceeds from the exercise of stock options	9,044	-	-	-	9,044

Net cash provided by (used in) financing activities	(640,039)	25,218	61,977	-	(552,844)

Net increase (decrease) in cash and cash equivalents	(221,469)	(1,516)	(5,879)	-	(228,864)
Cash and cash equivalents:
Beginning of period	535,035	4,287	32,903	-	572,225

End of period	$313,566	$2,771	$27,024	$-	$343,361

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M.D.C. Holdings, Inc.

Revised Supplemental Condensed Combining Statements of Cash Flows

	Year Ended December 31, 2010
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$65,618	$(275,822)	$1,123	$-	$(209,081)

Net cash provided by (used in) investing activities	(613,377)	(1,046)	(30,043)	-	(644,466)

Financing activities:
Payments from (advances to) subsidiaries	(322,530)	277,897	44,633	-	-
Proceeds from issuance of senior notes	242,288	-	-		242,288
Mortgage repurchase facility	-	-	(3,681)	-	(3,681)
Dividend payments	(47,140)	-	-	-	(47,140)
Proceeds from the exercise of stock options	53	-	-	-	53

Net cash provided by (used in) financing activities	(127,329)	277,897	40,952	-	191,520

Net increase (decrease) in cash and cash equivalents	(675,088)	1,029	12,032	-	(662,027)
Cash and cash equivalents:
Beginning of period	1,210,123	3,258	20,871	-	1,234,252

End of period	$535,035	$4,287	$32,903	$-	$572,225

PART IV

Item 15.	Exhibits

Exhibit Number	Description

23	Consent of Ernst & Young LLP.

31.1	Certification of principal executive officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements filed on April 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2012, (iii) Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2012, (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2012; and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2013	M.D.C. HOLDINGS, INC. (Registrant)

	By:	/s/ John M. Stephens
John M. Stephens
Senior Vice President, Chief Financial Officer and Principal Accounting Officer (duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Larry A. Mizel	Chairman of the Board of Directors and	April 30, 2013
Larry A. Mizel	Chief Executive Officer (principal executive officer)

/s/ David D. Mandarich	Director, President and Chief Operating	April 30, 2013
David D. Mandarich	Officer

/s/ John M. Stephens	Senior Vice President, Chief Financial	April 30, 2013
John M. Stephens	Officer and Principal Accounting Officer (principal financial and accounting officer)

*	Director	April 30, 2013
Raymond T. Baker

*	Director	April 30, 2013
Herbert T. Buchwald

*	Director	April 30, 2013
David E. Blackford

*	Director	April 30, 2013
Michael A. Berman

*	Director	April 30, 2013
David Siegel

*By:	/s/ David D. Mandarich
David D. Mandarich Attorney-in-fact

INDEX TO EXHIBITS

Exhibit Number	Description

23	Consent of Ernst & Young LLP.

31.1	Certification of principal executive officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements filed on April 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2012, (iii) Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2012, (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2012; and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.