Form 10-Q
period 2013-03-31
MDC HOLDINGS INC
filed 2013-05-02
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2013

(i)

ITEM 1.	Unaudited Consolidated Financial Statements

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(Dollars in thousands, except per share amounts)
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$183,236	$129,535
Marketable securities	626,707	519,465
Restricted cash	2,526	1,859
Trade and other receivables	31,885	28,163
Inventories:
Housing completed or under construction	521,661	512,949
Land and land under development	534,438	489,572

Total inventories	1,056,099	1,002,521
Property and equipment, net	33,056	33,125
Deferred tax asset, net of valuation allowance of $238,795 and $248,306 at March 31, 2013 and December 31, 2012, respectively	-	-
Other assets	52,274	44,777

Total homebuilding assets	1,985,783	1,759,445
Financial Services:
Cash and cash equivalents	32,444	30,560
Marketable securities	33,292	32,473
Mortgage loans held-for-sale, net	86,429	119,953
Other assets	4,386	3,010

Total financial services assets	156,551	185,996

Total Assets	$2,142,334	$1,945,441

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$21,712	$73,055
Accrued liabilities	115,139	118,456
Senior notes, net	995,032	744,842

Total homebuilding liabilities	1,131,883	936,353
Financial Services:
Accounts payable and accrued liabilities	54,540	51,864
Mortgage repurchase facility	41,468	76,327

Total financial services liabilities	96,008	128,191

Total Liabilities	1,227,891	1,064,544
Stockholders’ Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 48,869,726 issued and outstanding at March 31, 2013 and 48,698,757 issued and outstanding, respectively, at December 31, 2012	489	487
Additional paid-in-capital	905,354	896,861
Retained earnings	1,227	(21,289)
Accumulated other comprehensive income (loss)	7,373	4,838

Total Stockholders’ Equity	914,443	880,897

Total Liabilities and Stockholders’ Equity	$2,142,334	$1,945,441

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands, except per share amounts) (Unaudited)
Homebuilding:
Home sale revenues	$331,748	$184,678
Land sale revenues	-	1,590

Total home sale and land revenues	331,748	186,268

Home cost of sales	(274,076)	(158,654)
Land cost of sales	-	(1,490)

Total cost of sales	(274,076)	(160,144)

Gross margin	57,672	26,124

Selling, general and administrative expenses	(48,201)	(34,124)
Interest income	6,182	5,913
Interest expense	(817)	(808)
Other income (expense), net	11	158

Homebuilding pretax income (loss)	14,847	(2,737)

Financial Services:
Revenues	12,506	7,720
Expenses	(5,642)	(3,665)
Interest and other income	875	807

Financial services pretax income	7,739	4,862

Income before income taxes	22,586	2,125
Benefit from (provision for) income taxes	(70)	140

Net income	$22,516	$2,265

Other comprehensive income:
Unrealized gain related to available-for-sale securities	2,535	6,548
Tax effect	-	-

Comprehensive income	$25,051	$8,813

Earnings per share:
Basic	$0.46	$0.04
Diluted	$0.45	$0.04
Weighted average common shares outstanding:
Basic	48,342,145	47,311,840
Diluted	48,922,335	47,382,921
Dividends declared per share	$-	$0.25

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands) (Unaudited)
Operating Activities:
Net income	$22,516	$2,265
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	3,376	2,611
Depreciation and amortization	1,078	1,307
Write-offs of land option deposits	226	82
Amortization of discount (premiums) on marketable debt securities	619	(152)
Net changes in assets and liabilities:
Restricted cash	(667)	(413)
Trade and other receivables	(3,970)	(11,062)
Mortgage loans held-for-sale	33,524	23,345
Housing completed or under construction	(8,618)	(45,875)
Land and land under development	(44,770)	17,000
Other assets	(6,696)	3,394
Accounts payable and accrued liabilities	(52,036)	(11,315)

Net cash used in operating activities	(55,418)	(18,813)

Investing Activities:
Purchase of marketable securities	(150,811)	(185,610)
Sale of marketable securities	44,668	182,021
Purchase of property and equipment	(926)	(364)

Net cash used in investing activities	(107,069)	(3,953)
Financing Activities:
Payments on mortgage repurchase facility	(79,769)	(53,625)
Advances on mortgage repurchase facility	44,910	30,763
Dividend payments	-	(11,994)
Proceeds from issuance of senior notes	247,813	-
Proceeds from exercise of stock options	5,118	-

Net cash provided by (used in) financing activities	218,072	(34,856)

Net increase (decrease) in cash and cash equivalents	55,585	(57,622)
Cash and cash equivalents:
Beginning of period	160,095	343,361

End of period	$215,680	$285,739

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. (“MDC,” “the Company,” “we,” “us,” or “our” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at March 31, 2013 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2012. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Refer to the economic conditions described under the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and “Risk Factors Relating to our Business” in Item 1A of our December 31, 2012 Annual Report on Form 10-K.

2.	Recently Adopted Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, (“ASU 2013-02”). ASU 2013-02 amends Accounting Standards Codification (“ASC”) 220, Comprehensive Income (“ASC 220”), and requires entities to present the changes in the components of accumulated other comprehensive income for the current period. Entities are required to present separately the amount of the change that is due to reclassifications, and the amount that is due to current period other comprehensive income. These changes are permitted to be shown either before or net-of-tax and can be displayed either on the face of the financial statements or in the footnotes. ASU 2013-02 was effective for our interim and annual periods beginning January 1, 2013. The adoption of ASU 2013-02 did not have a material effect on our consolidated financial position or results of operations.

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

Our Financial Services business consists of the operations of the following operating segments: (1) HomeAmerican Mortgage Corporation (“HomeAmerican”); (2) Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”); (3) StarAmerican Insurance Ltd. (“StarAmerican”); (4) American Home Insurance Agency, Inc.; and (5) American Home Title and Escrow Company. Due to HomeAmerican’s contributions to consolidated pretax income, we consider HomeAmerican to be a reportable segment (“Mortgage operations”). The remaining operating segments have been aggregated into one reportable segment because they do not individually exceed 10 percent of: (1) consolidated revenue; (2) the greater of (A) the combined reported profit of all operating segments that did not report a loss or (B) the positive value of the combined reported loss of all operating segments that reported losses; or (3) consolidated assets.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

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

The following table summarizes home and land sale revenues for our homebuilding operations and revenues for our financial services operations.

	Three Months Ended March 31,
	2013	2012
Homebuilding	(Dollars in thousands)
West	$134,979	$69,542
Mountain	133,377	60,591
East	63,392	56,135

Total home and land sale revenues	$331,748	$186,268

Financial Services
Mortgage operations	$9,044	$5,456
Other	3,462	2,264

Total financial services revenues	$12,506	$7,720

The following table summarizes pretax income for our homebuilding and financial services operations.

	Three Months Ended March 31,
	2013	2012
Homebuilding	(Dollars in thousands)
West	$10,611	$166
Mountain	12,996	2,159
East	1,528	2,100
Corporate	(10,288)	(7,162)

Total homebuilding pretax income	$14,847	$(2,737)

Financial Services
Mortgage operations	$5,999	$3,339
Other	1,740	1,523

Total financial services pretax income	$7,739	$4,862

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The following table summarizes total assets for our homebuilding and financial services operations. The assets in our West, Mountain and East segments consist primarily of inventory while the assets in our Corporate segment primarily include cash and cash equivalents and marketable securities.

	March 31,	December 31,
	2013	2012
Homebuilding assets	(Dollars in thousands)
West	$518,143	$459,807
Mountain	328,712	332,939
East	280,659	274,199
Corporate	858,269	692,500

Total homebuilding assets	$1,985,783	$1,759,445

Financial services assets
Mortgage operations	$91,565	$122,941
Other	64,986	63,055

Total financial services assets	$156,551	$185,996

4.	Earnings (Loss) Per Share

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

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands, except per share amounts)
Basic and Diluted Earnings Per Common Share:
Net income	$22,516	$2,265
Less: distributed and undistributed earnings allocated to participating securities	(375)	(160)

Net income attributable to common stockholders	$22,141	$2,105

Basic weighted-average shares outstanding	48,342,145	47,311,840
Dilutive effect of common stock equivalents	580,190	71,081

Diluted weighted-average common shares outstanding	48,922,335	47,382,921

Basic Earnings Per Common Share	$0.46	$0.04

Diluted Earnings Per Common Share	$0.45	$0.04

Diluted EPS includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Common stock equivalents include stock options. Diluted EPS for the three months ended March 31, 2013 and 2012 excluded options to purchase approximately 2.9 million shares and 5.0 million shares, respectively, of common stock because the effect of their inclusion would be anti-dilutive.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

5.	Other Comprehensive Income

The following table sets forth our changes in accumulated other comprehensive income:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Unrealized gains (losses) on available-for-sale securities:
Beginning balance	$4,838	$(7,240)
Other comprehensive income before reclassifications	2,221	6,419
Amounts reclassified from accumulated other comprehensive income (see table below)	314	129

Ending balance	$7,373	$(692)

The following table sets forth the activity related to reclassifications out of other comprehensive income:

Gains (losses) on available for sale securities reclassified out of other comprehensive income
Affected Line Item in the Statements of Operations	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Homebuilding interest income	$(295)	$(216)
Financial services interest and other income	(19)	87

Income (loss) before income taxes	$(314)	$(129)

6.	Fair Value Measurements

ASC 820, Fair Value Measurements (“ASC 820”), as updated and amended by ASU 2011-04, defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis:

		Fair Value
Financial Instrument	Hierarchy	March 31, 2013	December 31, 2012
		(Dollars in thousands)
Marketable Securities (available-for-sale)
Equity securities	Level 1	$310,039	$208,818
Debt securities - maturity less than 1 year	Level 2	119,347	54,388
Debt securities - maturity 1 to 5 years	Level 2	212,205	277,514
Debt securities - maturity greater than 5 years	Level 2	18,408	11,218

Total available-for-sale securities		$659,999	$551,938

Mortgage Loans Held-For-Sale, net	Level 2	$86,429	$119,953

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents.  For cash and cash equivalents, the fair value approximates carrying value.

Marketable Securities.   Our marketable securities consist primarily of: (1) fixed and floating rate interest earning debt securities, which may include, among others, United States government and government agency debt and corporate debt; (2) holdings in mutual fund equity securities which consist primarily of debt securities; (3) holdings in corporate equities; and (4) deposit securities, which may include, among others, certificates of deposit and time deposits. As of March 31, 2013 and December 31, 2012, all of our marketable securities were treated as available-for-sale investments and, as such, we have recorded all of our marketable securities at fair value with changes in fair value being recorded as a component of accumulated other comprehensive income (loss).

The following tables set forth the amortized cost and estimated fair value of our available-for-sale marketable securities.

	March 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Homebuilding:	(Dollars in thousands)
Equity security	$305,917	$310,039	$208,279	$208,818
Debt securities	313,766	316,668	306,793	310,647

Total homebuilding available-for-sale securities	$619,683	$626,707	$515,072	$519,465

Financial Services:
Total financial services available-for-sale debt securities	$32,942	$33,292	$32,028	$32,473

Total available-for-sale marketable securities	$652,625	$659,999	$547,100	$551,938

As of March 31, 2013 and December 31, 2012, our marketable securities (homebuilding and financial services in aggregate) were in an unrealized gain position of $7.4 million and $4.8 million, respectively.

Mortgage Loans Held-for-Sale, Net.  As of March 31, 2013, the primary components of our mortgage loans held-for-sale that are measured at fair value on a recurring basis are: (1) mortgage loans held-for-sale under commitments to sell; and (2) mortgage loans held-for-sale not under commitments to sell. At March 31, 2013 and December 31, 2012, we had $64.9 million and $108.3 million, respectively, of mortgage loans held-for-sale under commitments to sell for which fair value was based upon Level 2 inputs, which were the quoted market prices for those mortgage loans. At March 31, 2013 and December 31, 2012, we had $21.6 million and $11.7 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party which is a Level 2 fair value input.

Metro District Bond Securities (Related Party).  The Metro District Bond Securities are included in prepaid expenses and other assets in the Homebuilding section of our accompanying consolidated balance sheets. We acquired the Metro District Bond Securities from a quasi-municipal corporation in the state of Colorado. Because these assets are accounted for under the cost-recovery method, they are not carried at fair value. We estimated the fair value of the bonds based upon discounted cash flows as we do not believe there is a readily available market for such assets. The estimated cash flows from the bonds are ultimately based upon our estimated cash flows associated with building, selling and closing homes in one of our Colorado communities. The estimated fair values of these assets are based upon Level 3 cash flow inputs. Based upon this evaluation, the carrying value and estimated fair value of the bonds at March 31, 2013 was $5.8 million and $12.9 million, respectively. At December 31, 2012, the carrying value and estimated fair value of the bonds was $5.8 million and $12.9 million, respectively.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

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

If events or circumstances indicate that the carrying value of our inventory may not be recoverable, assets are reviewed for impairment by comparing the undiscounted estimated future cash flows from an individual subdivision to its carrying value. If the undiscounted future cash flows are less than the subdivision’s carrying value, the carrying value of the subdivision is written down to its then estimated fair value. We generally determine the estimated fair value of each subdivision by determining the present value of the estimated future cash flows at discount rates that are commensurate with the risk of the subdivision under evaluation. For the three months ended March 31, 2013 and 2012, we did not record any inventory impairment charges.

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

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
5.375% Senior Notes due 2014	$249,668	$267,575	$249,621	$267,208
5.375% Senior Notes due 2015	249,905	269,450	249,895	268,867
5.625% Senior Notes due 2020	245,459	277,663	245,326	273,125
6.000% Senior Notes due 2043	250,000	246,338	-	-

Total	$995,032	$1,061,026	$744,842	$809,200

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

7.	Inventories

The following table sets forth, by reportable segment, information relating to our homebuilding inventories:

	March 31,	December 31,
	2013	2012
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$202,247	$200,858
Mountain	176,350	183,522
East	143,064	128,569

Subtotal	521,661	512,949

Land and Land Under Development:
West	283,845	230,344
Mountain	133,360	137,221
East	117,233	122,007

Subtotal	534,438	489,572

Total Inventories	$1,056,099	$1,002,521

In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), homebuilding inventories are carried at cost unless events and circumstances indicate that the carrying value of the underlying subdivision may not be recoverable. We evaluate inventories for impairment at each quarter end. Please see “Inventories” in Note 6 for more detail on the methods and assumptions that were used to estimate the fair value of our inventories. Based on the impairment review, we did not record any inventory impairments during the three months ended March 31, 2013 or 2012.

8.	Capitalization of Interest

We capitalize interest to inventories during the period of development in accordance with ASC Topic 835, Interest (“ASC 835”). Homebuilding interest capitalized as a cost of inventories is included in cost of sales as related units or lots are sold. To the extent our homebuilding debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us. Qualified homebuilding assets represent projects that are actively selling or under development. For each of the three months ended March 31, 2013 and 2012, we expensed $0.8 million of interest related to the portion of inventories that were deemed unqualified assets in accordance with ASC 835. The table set forth below summarizes homebuilding interest activity.

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Homebuilding interest incurred	$14,339	$10,593
Less: Interest capitalized	(13,522)	(9,785)

Homebuilding interest expense	$817	$808

Interest capitalized, beginning of period	$69,143	$58,742
Interest capitalized during period	13,522	9,785
Less: Previously capitalized interest included in home cost of sales	(9,874)	(4,894)

Interest capitalized, end of period	$72,791	$63,633

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

9.	Other Assets

The following table sets forth the components of homebuilding other assets.

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Deferred marketing costs	$13,389	$13,874
Land option deposits	10,993	8,246
Deferred debt issuance costs, net	5,214	2,641
Prepaid expenses	4,280	5,575
Metro district bond securities (related party)	5,818	5,818
Goodwill	6,008	6,008
Other	6,572	2,615

Total	$52,274	$44,777

10.	Homebuilding Accrued Liabilities and Financial Services Accounts Payable and Accrued Liabilities

The following table sets forth information relating to homebuilding accrued liabilities.

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Accrued executive deferred compensation	$29,635	$28,475
Warranty reserves	23,098	23,151
Accrued interest payable	13,932	13,698
Customer and escrow deposits	12,157	9,413
Accrued compensation and related expenses	11,828	16,864
Land development and home construction accruals	10,348	9,545
Other accrued liabilities	14,141	17,310

Total accrued liabilities	$115,139	$118,456

The following table sets forth information relating to financial services accounts payable and accrued liabilities.

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Insurance reserves	$48,949	$47,852
Other accrued liabilities	5,591	4,012

Total accounts payable and accrued liabilities	$54,540	$51,864

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

11.	Warranty Accrual

We record expenses and warranty accruals for general and structural warranty claims, as well as reserves for known, unusual warranty-related expenditures. Management estimates the warranty accruals based on our trends in historical warranty payment levels and warranty payments for claims not considered to be normal and recurring. Warranty payments incurred for an individual house may differ from the related accrual established for the home at the time it was closed. The actual disbursements for warranty claims are evaluated in the aggregate. The table set forth below summarizes warranty accrual and payment activity for the three months ended March 31, 2013 and 2012. Adjustments in the three month periods ended March 31, 2013 and 2012 were not material to our operations. Furthermore, the impact of the change in our warranty expense provision rate from the first quarter of 2012 to the first quarter of 2013 did not materially affect our warranty expense or gross margin from home sales for the three months ended March 31, 2013.

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$23,151	$25,525
Expense provisions	1,122	765
Cash payments	(1,475)	(1,214)
Adjustments	300	-

Balance at end of period	$23,098	$25,076

12.	Insurance Reserves

We record expenses and liabilities for losses and loss adjustment expenses for claims associated with: (1) insurance policies issued by Allegiant and re-insurance agreements issued by StarAmerican; (2) self-insurance, including workers compensation; and (3) deductible amounts under our insurance policies. The establishment of the provisions for outstanding losses and loss adjustment expenses is based on actuarial or internally developed studies that include known facts and interpretations of circumstances, including our experience with similar cases and historical trends involving claim payment patterns, pending levels of unpaid claims, product mix or concentration, claim severity, frequency patterns such as those caused by accidents depending on the business conducted, and changing regulatory and legal environments.

The table set forth below summarizes the insurance reserve activity for the three months ended March 31, 2013 and 2012. The insurance reserve is included as a component of accrued liabilities in the Financial Services section of the accompanying consolidated balance sheets.

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$47,852	$49,376
Expense provisions	1,527	766
Cash payments	(430)	(5,418)

Balance at end of period	$48,949	$44,724

In the ordinary course of business, we make payments from our insurance reserves to settle litigation claims arising primarily from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments shown for the three months ended March 31, 2013 are not necessarily indicative of what future cash payments will be for subsequent periods. This is exemplified by the higher cash payments for the three months ended March 31, 2012 compared to the same period in 2013, which were driven by resolution of several significant covered claims in the first quarter of 2012. The increase in our expense provisions was driven by a higher number of homes delivered during the first quarter of 2013 when compared to the same period in 2012 in addition to a higher expense provision rate per home closed as the result of a recent actuarial study performed.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

13.	Income Taxes

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. Due to the effects of the deferred tax valuation allowance and changes in unrecognized tax benefits, our effective tax rates in 2013 and 2012 are not meaningful as the income tax benefit is not directly correlated to the amount of pretax income or loss. The income tax expense of $0.1 million during the three months ended March 31, 2013 and the income tax benefit of $0.1 million during the three months ended March 31, 2012 were not material to our operations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is recorded against a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not (a likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized. At March 31, 2013 and December 31, 2012, we had a full valuation allowance recorded against our net deferred tax asset. Future realization of our deferred tax assets ultimately depends upon the existence of sufficient taxable income in the carryforward periods under the tax laws. We will continue analyzing, in subsequent reporting periods, the positive and negative evidence in determining the expected realization of our deferred tax assets.

The components of our net deferred tax asset were as follows:

	March 31,	December 31,
	2013	2012
Deferred tax assets:	(Dollars in thousands)
Federal net operating loss carryforwards	$123,310	$129,695
State net operating loss carryforwards	48,902	49,551
Alternative minimum tax and other tax credit carryforwards	11,353	10,988
Stock-based compensation expense	28,978	29,196
Warranty, litigation and other reserves	14,610	14,556
Deferred compensation retirement plans	11,682	11,252
Asset impairment charges	11,441	14,080
Inventory, additional costs capitalized for tax purposes	4,022	3,930
Other, net	1,627	2,063

Total deferred tax assets	255,925	265,311
Valuation allowance	(238,795)	(248,306)

Total deferred tax assets, net of valuation allowance	17,130	17,005

Deferred tax liabilities:
Property, equipment and other assets	5,714	5,753
Discount on notes receivable	4,204	4,204
Deferred revenue	2,974	3,796
Unrealized gain on marketable securities	2,853	1,863
Other, net	1,385	1,389

Total deferred tax liabilities	17,130	17,005

Net deferred tax asset	$-	$-

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

14.	Senior Notes

The following table sets forth the carrying amount of our senior notes as of March 31, 2013 and December 31, 2012, net of applicable discounts:

	March 31,	December 31,
	2013	2012
	(Dollars in thousands)
5.375% Senior Notes due 2014	$249,668	$249,621
5.375% Senior Notes due 2015	249,905	249,895
5.625% Senior Notes due 2020	245,459	245,326
6.000% Senior Notes due 2043	250,000	-

Total	$995,032	$744,842

On January 10, 2013, we issued $250 million of 6% senior notes due 2043 (the “6% Notes”). The 6% Notes, which pay interest semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2013, are general unsecured obligations of MDC and rank equally and ratably with our other general unsecured and unsubordinated indebtedness. We received proceeds of $247.8 million, net of underwriting fees of $2.2 million. The proceeds of the offering are for general corporate purposes.

Our senior notes are not secured and, while the senior note indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by substantially all of our homebuilding segment subsidiaries.

15.	Stock Based Compensation

We account for share-based awards in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”), which requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period. Stock-based compensation awards are valued at fair value on the date of grant.

During the three months ended March 31, 2013, we recognized $2.0 million for option grants, compared to $1.1 million during the same period in the prior year. The increase in expense was primarily driven by the expense recorded for the performance-based awards (discussed below) in the first quarter of 2013 which was not recorded in the first quarter of 2012. We recognized $1.4 million for restricted stock awards during the three months ended March 31, 2013 compared to $1.5 million during the same periods in the prior year.

On March 8, 2012, we granted a long term performance-based non-qualified stock option to each of our Chief Executive Officer and our Chief Operating Officer for 500,000 shares of common stock under our 2011 Equity Incentive Plan. The terms of the performance-based options provide that, over a three year period, one third of the option shares would vest as of March 1 following any fiscal year in which, in addition to the Company achieving a gross margin from home sales of at least 16.7% (as calculated in our 2011 Form 10-K, excluding warranty adjustments and interest), the Company achieved: (1) at least a 10% increase in total revenue over 2011 (166,667 option shares vest); (2) at least a 15% increase in total revenue over 2011 (166,667 option shares vest); or (3) at least a 20% increase in total revenue over 2011 (166,666 option shares vest). Any of the three tranches of option shares that were not performance vested by March 1, 2015 would be forfeited. ASC 718 prohibits recognition of expense associated with performance based stock awards until achievement of the performance targets are probable of occurring.

In accordance with ASC 718, the performance-based awards were valued at the fair value on the date of grant. The grant date fair value of these awards was $7.42 per share. The maximum potential expense that would be recognized by the Company if all of the performance targets were met is approximately $7.4 million. At December 31, 2012 all performance targets had been achieved and therefore, $6.2 million of compensation expense was recognized related to the grant of these awards during the year ended December 31, 2012. The balance of the unamortized stock-based compensation expense was amortized during the first two months of 2013.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

16.	Commitments and Contingencies

Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At March 31, 2013, we had issued and outstanding surety bonds and letters of credit totaling $60.5 million and $17.1 million, respectively, including $7.9 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $19.0 million and $2.4 million, respectively. Among our letter of credit facilities are three committed revolving facilities, the terms of which provide that up to $65 million of letters of credit may be issued thereunder. In the event any such surety bonds or letters of credit issued by third parties are called, MDC could be obligated to reimburse the issuer of the bond or letter of credit. We believe that we were in compliance with the covenants in the letter of credit facilities at March 31, 2013.

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

The following table summarizes the mortgage loan loss reserve activity for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$805	$442
Expense provisions	250	294
Cash payments	(86)	(97)

Balance at end of period	$969	$639

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

Lot Option Contracts. In the normal course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allows us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments and minimizes the amount of our land inventories on our consolidated balance sheets. Our obligation with respect to Option Contracts generally is limited to forfeiture of the related deposits. At March 31, 2013, we had cash deposits and letters of credit totaling $7.8 million and $4.2 million, respectively, at risk associated with the option to purchase 2,284 lots.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

17.	Derivative Financial Instruments

We utilize certain derivative instruments in the normal course of business, which primarily include commitments to originate mortgage loans (interest rate lock commitments or locked pipeline) and forward sales of mortgage-backed securities commitments, both of which typically are short-term in nature. Forward sales securities commitments and private investor sales commitments are utilized to hedge changes in fair value of mortgage loan inventory and commitments to originate mortgage loans. At March 31, 2013, we had $73.6 million in interest rate lock commitments and $64.5 million in forward sales of mortgage-backed securities.

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

18.	Mortgage Repurchase Facility

Mortgage Lending. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). This agreement was amended on September 21, 2012 and extended until September 20, 2013. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. The Mortgage Repurchase Facility, which had a temporary increase in commitment up to $80 million through January 31, 2013, had a maximum aggregate commitment of $50 million as of March 31, 2013. At March 31, 2013 and December 31, 2012, we had $41.5 million and $76.3 million, respectively, of mortgage loans that we were obligated to repurchase under our Mortgage Repurchase Facility. Mortgage loans that we are obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility on the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a Pricing Rate equal to the greater of (i) the LIBOR Rate (as defined in the Mortgage Repurchase Facility) plus 2.5%, or (ii) 3.25%. The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants customary for agreements of this type. The negative covenants include, among others, (i) an Adjusted Tangible Net Worth requirement, (ii) a minimum Adjusted Tangible Net Worth Ratio, (iii) an Adjusted Net Income requirement, and (iv) a minimum Liquidity requirement. The foregoing terms are defined in the Mortgage Repurchase Facility. We believe we were in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of March 31, 2013.

19.	Supplemental Guarantor Information

Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by the following subsidiaries (collectively, the “Guarantors”), which are 100%-owned subsidiaries of the Company.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The senior note indentures do not provide for a suspension of the guarantees, but do provide that any Guarantor may be released from its guarantee so long as (1) no default or event of default exists or would result from release of such guarantee, (2) the Guarantor being released has consolidated net worth of less than 5% of the Company’s consolidated net worth as of the end of the most recent fiscal quarter, (3) the Guarantors released from their guarantees in any year-end period comprise in the aggregate less than 10% (or 15% if and to the extent necessary to permit the cure of a default) of the Company’s consolidated net worth as of the end of the most recent fiscal quarter, (4) such release would not have a material adverse effect on the homebuilding business of the Company and its subsidiaries and (5) the Guarantor is released from its guarantee(s) under all Specified Indebtedness (other than by reason of payment under its guarantee of Specified Indebtedness). Upon delivery of an officers’ certificate and an opinion of counsel stating that all conditions precedent provided for in the indenture relating to such transactions have been complied with and the release is authorized, the guarantee will be automatically and unconditionally released. “Specified Indebtedness” means indebtedness under the senior notes and the Company’s Indenture dated as of December 3, 2002, and any refinancing, extension, renewal or replacement of any of the foregoing.

We have determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and, accordingly, supplemental financial information for the Guarantor and Non-Guarantor Subsidiaries is presented below.

During the first quarter of 2013, the Company determined that it should have classified the non-cash impact of equity income (loss) of subsidiaries as a non-cash reconciling item in the Supplemental Condensed Combining Statements of Cash Flows. As reported, the Company classified the non-cash equity income (loss) of subsidiaries in the net cash provided by (used in) operating activities in the MDC parent column (along with a corresponding elimination of this amount in the eliminating entries column). As revised, the non-cash equity income (loss) of subsidiaries is classified as a non-cash reconciling item in the MDC parent column and this item is no longer reported as an eliminating entry in the eliminating entries column of the Supplemental Condensed Combining Statements of Cash Flows statements. This change in reporting had no impact on (a) the net increase (decrease) in cash and cash equivalents column of the MDC column; (b) the previously reported consolidated net cash provided by (used in) (i) operating activities, (ii) financing activities or (iii) investing activities; or (c) the total net increase (decrease) in cash and cash equivalents line items in the consolidated MDC column.

None of the above changes in reporting had any impact on any amounts in the previously reported Supplemental Condensed Combining Statements of Operations.

Following is a reconciliation of the amounts previously reported to the reclassified amounts as stated in the following components of the Supplemental Condensed Combining Statements of Cash Flows for the three months ended March 31, 2012.

MDC Column for Three Months Ended March 31, 2012	As Previously Reported	Reclassify the non-cash equity income (loss) of subsidiaries	As Reclassified
	(Dollars in thousands)
Net Cash provided by (used in) operating activities	$(6,281)	$(7,705)	$(13,986)
Payments from (advances to) subsidiaries	$(32,908)	$7,705	$(25,203)
Net cash provided by (used in) financing activities	$(44,902)	$7,705	$(37,197)
Net increase (decrease) in cash and cash equivalents	$(53,568)	$-	$(53,568)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Balance Sheets

	March 31, 2013
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
ASSETS	(Dollars in thousands)
Homebuilding:
Cash and cash equivalents	$178,928	$4,308	$-	$-	$183,236
Marketable securities	626,707	-	-	-	626,707
Restricted cash	-	2,526	-	-	2,526
Trade and other receivables	9,015	25,057	-	(2,187)	31,885
Inventories:
Housing completed or under construction	-	521,661	-	-	521,661
Land and land under development	-	534,438	-	-	534,438
Intercompany receivables	908,332	2,555	-	(910,887)	-
Investment in subsidiaries	212,938	-	-	(212,938)	-
Other assets	42,349	39,524	-	3,457	85,330

Total homebuilding assets	1,978,269	4,308	-	-	1,985,783

Financial Services:
Cash and cash equivalents	-	-	32,444	-	32,444
Marketable securities	-	-	33,292	-	33,292
Trade receivables	-	-	1,399	-	1,399
Intercompany receivables	-	-	4,203	(4,203)	-
Mortgage loans held-for-sale, net	-	-	86,429	-	86,429
Other assets	-	-	6,444	(3,457)	2,987

Total financial services assets	-	-	164,211	(7,660)	156,551

Total Assets	1,978,269	1,130,069	164,211	(1,130,215)	2,142,334

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$-	$21,712	$-	$-	$21,712
Accrued liabilities	62,036	50,641	8	2,454	115,139
Advances and notes payable to parent and subsidiaries	6,758	879,343	45	(886,146)	-
Senior notes, net	995,032	-	-	-	995,032

Total homebuilding liabilities	1,063,826	951,696	53	(883,692)	1,131,883

Financial Services:
Accounts payable and other liabilities	-	-	59,181	(4,641)	54,540
Advances and notes payable to parent and subsidiaries	-	-	28,944	(28,944)	-
Mortgage repurchase facility	-	-	41,468	-	41,468

Total financial services liabilities	-	-	129,593	(33,585)	96,008

Total Liabilities	1,063,826	951,696	129,646	(917,277)	1,227,891

Equity:
Total Stockholder’s Equity	914,443	178,373	34,565	(212,938)	914,443

Total Liabilities and Stockholders’ Equity	$1,978,269	$1,130,069	$164,211	$(1,130,215)	$2,142,334

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Balance Sheets

	December 31, 2012
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
ASSETS	(Dollars in thousands)
Homebuilding:
Cash and cash equivalents	$125,904	$3,308	$323	$-	$129,535
Marketable securities	519,465	-	-	-	519,465
Restricted cash	-	1,859	-	-	1,859
Trade and other receivables	6,563	18,846	2,754	-	28,163
Inventories:
Housing completed or under construction	-	469,495	43,454	-	512,949
Land and land under development	-	467,915	21,657	-	489,572
Intercompany receivables	812,731	2,589	-	(815,320)	-
Investment in subsidiaries	198,465	-	-	(198,465)	-
Other assets	40,565	28,524	8,813	-	77,902

Total homebuilding assets	1,703,693	992,536	77,001	(1,013,785)	1,759,445

Financial Services:
Cash and cash equivalents	-	-	30,560	-	30,560
Marketable securities	-	-	32,473	-	32,473
Intercompany receivables	-	-	9,779	(9,779)	-
Mortgage loans held-for-sale, net	-	-	119,953	-	119,953
Other assets	-	-	4,710	(1,700)	3,010

Total financial services assets	-	-	197,475	(11,479)	185,996

Total Assets	$1,703,693	$992,536	$274,476	$(1,025,264)	$1,945,441

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$-	$67,257	$5,798	$-	$73,055
Accrued liabilities	63,886	46,761	7,809	-	118,456
Advances and notes payable to parent and subsidiaries	14,068	758,155	52,839	(825,062)	-
Senior notes, net	744,842	-	-	-	744,842

Total homebuilding liabilities	822,796	872,173	66,446	(825,062)	936,353

Financial Services:
Accounts payable and other liabilities	-	-	51,864	-	51,864
Advances and notes payable to parent and subsidiaries	-	-	1,737	(1,737)	-
Mortgage repurchase facility	-	-	76,327	-	76,327

Total financial services liabilities	-	-	129,928	(1,737)	128,191

Total Liabilities	822,796	872,173	196,374	(826,799)	1,064,544

Equity:
Total Stockholder’s Equity	880,897	120,363	78,102	(198,465)	880,897

Total Liabilities and Stockholders’ Equity	$1,703,693	$992,536	$274,476	$(1,025,264)	$1,945,441

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statements of Operations and Comprehensive Income

	Three Months Ended March 31, 2013
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Homebuilding:	(Dollars in thousands)
Revenues	$-	$332,996	$-	$(1,248)	$331,748
Cost of Sales	-	(275,324)	-	1,248	(274,076)
Inventory impairments	-	-	-	-	-

Gross margin	-	57,672	-	-	57,672

Selling, general, and administrative expenses	(15,579)	(32,546)	-	(76)	(48,201)
Equity income of subsidiaries	29,829	-	-	(29,829)	-
Interest income	(817)	-	-	-	(817)
Interest expense	6,179	3	-	-	6,182
Other income (expense), net	11	-	-	-	11

Homebuilding pretax income	19,623	25,129	-	(29,905)	14,847

Financial Services:
Financial services pretax income	-	-	7,663	76	7,739

Income before income taxes	19,623	25,129	7,663	(29,829)	22,586
(Provision) benefit for income taxes	2,893	(78)	(2,885)	-	(70)

Net income	$22,516	$25,051	$4,778	$(29,829)	$22,516

Other comprehensive income (loss)
Unrealized gain (loss) related to available for sale securities	2,631	-	(96)	-	2,535

Comprehensive income	$25,147	$25,051	$4,682	$(29,829)	$25,051

	Three Months Ended March 31, 2012
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Homebuilding:	(Dollars in thousands)
Revenues	$-	$175,532	$12,006	$(1,270)	$186,268
Cost of Sales	-	(151,074)	(10,340)	1,270	(160,144)
Inventory impairments	-	-	-	-	-

Gross margin	-	24,458	1,666	-	26,124

Selling, general, and administrative expenses	(12,308)	(21,993)	177	-	(34,124)
Equity income of subsidiaries	7,705	-	-	(7,705)	-
Interest income	(778)	(30)	-	-	(808)
Interest expense	5,910	3	-	-	5,913
Other income (expense), net	18	117	23	-	158

Homebuilding pretax income (loss)	547	2,555	1,866	(7,705)	(2,737)

Financial Services:
Financial services pretax income	-	-	4,862	-	4,862

Income before income taxes	547	2,555	6,728	(7,705)	2,125
(Provision) benefit for income taxes	1,718	168	(1,746)	-	140

Net income	$2,265	$2,723	$4,982	$(7,705)	$2,265

Other comprehensive income
Unrealized gain related to available for sale securities	6,439	-	109	-	6,548

Comprehensive income	$8,704	$2,723	$5,091	$(7,705)	$8,813

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statements of Cash Flows

	Three Months Ended March 31, 2013
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(7,369)	$(151,915)	$103,866	$-	$(55,418)

Net cash used in investing activities	(105,589)	(571)	(909)	-	(107,069)

Financing activities:
Payments from (advances to) subsidiaries	(86,949)	153,486	(66,537)	-	-
Mortgage repurchase facility	-	-	(34,859)	-	(34,859)
Proceeds from issuance of senior notes	247,813	-	-	-	247,813
Proceeds from the exercise of stock options	5,118	-	-	-	5,118

Net cash provided by (used in) financing activities	165,982	153,486	(101,396)	-	218,072

Net increase in cash and cash equivalents	53,024	1,000	1,561	-	55,585
Cash and cash equivalents:
Beginning of period	125,904	3,308	30,883	-	160,095

End of period	$178,928	$4,308	$32,444	$-	$215,680

	Three Months Ended March 31, 2012
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(13,986)	$(25,595)	$20,768	$-	$(18,813)

Net cash used in investing activities	(2,385)	(147)	(1,421)	-	(3,953)

Financing activities:
Payments from (advances to) subsidiaries	(25,203)	26,234	(1,031)	-	-
Mortgage repurchase facility	-	-	(22,862)	-	(22,862)
Dividend payments	(11,994)	-	-	-	(11,994)

Net cash provided by (used in) financing activities	(37,197)	26,234	(23,893)	-	(34,856)

Net increase (decrease) in cash and cash equivalents	(53,568)	492	(4,546)	-	(57,622)
Cash and cash equivalents:
Beginning of period	313,566	2,771	27,024	-	343,361

End of period	$259,998	$3,263	$22,478	$-	$285,739

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in “Item 1A: Risk Factors Relating to our Business” of our Annual Report on Form 10-K for the year ended December 31, 2012 and this Quarterly Report on Form 10-Q.

M.D.C. HOLDINGS, INC.

Selected Financial Information (unaudited)

	Three Months Ended March 31,
	2013	2012
Homebuilding:	(Dollars in thousands, except per share amounts)
Home sale revenues	$331,748	$184,678
Land sale revenues	-	1,590

Total home sale and land revenues	331,748	186,268

Home cost of sales	(274,076)	(158,654)
Land cost of sales	-	(1,490)

Total cost of sales	(274,076)	(160,144)

Gross margin	57,672	26,124

Gross margin %	17.4%	14.0%

Selling, general and administrative expenses	(48,201)	(34,124)
Interest income	6,182	5,913
Interest expense	(817)	(808)
Other income (expense), net	11	158

Homebuilding pretax income (loss)	14,847	(2,737)

Financial Services:
Revenues	12,506	7,720
Expenses	(5,642)	(3,665)
Interest and other income	875	807

Financial services pretax income	7,739	4,862

Income before income taxes	22,586	2,125
Benefit from (provision for) income taxes	(70)	140

Net income	$22,516	$2,265

Earnings per share:
Basic	$0.46	$0.04
Diluted	$0.45	$0.04
Weighted average common shares outstanding:
Basic	48,342,145	47,311,840
Diluted	48,922,335	47,382,921
Dividends declared per share	$-	$0.25
Cash provided by (used in):
Operating Activities	$(55,418)	$(18,813)
Investing Activities	$(107,069)	$(3,953)
Financing Activities	$218,072	$(34,856)

Overview

The 2013 first quarter marked our fifth consecutive quarter of profitability. Our pretax income increased significantly due to strong growth in home sale revenues, which helped to drive the expansion of operating margins for our homebuilding business. In addition, our financial services business continued to perform well by leveraging increased volumes and high margins on our mortgage loan products. The improvement in our operating results was aided by a recovering housing market and improved overall economic conditions in most of our markets. In light of the acceleration we have seen in our volumes, we have continued to focus on new land acquisition opportunities, resulting in both year-over-year and sequential increases in our supply of owned and optioned lots.

For the 2013 first quarter, we reported net income of $22.5 million, or $0.45 per diluted share, compared to net income of $2.3 million, or $0.04 per diluted share for the year earlier period. The improvement in our quarterly performance was driven primarily by an 80% increase in home sale revenues, a 330 basis point improvement in our gross margin from homes sales, a 400 basis point reduction in our homebuilding selling, general and administrative (“SG&A”) expenses as a percentage of home sale revenues (“SG&A rate”) and a $2.9 million increase in our financial services segment pretax income. The combination of these factors drove a 550 basis point year-over-year improvement in our total pretax operating margin.

During the 2013 first quarter, net new home orders increased 22% year-over-year to 1,300 homes, driven by a 60% improvement in our absorption pace per active community. We continued to balance our improved absorption pace by increasing home prices and reducing incentives in most subdivisions across the country. To help replenish our lot supply as the pace of our new home sales quickened, we purchased 1,652 lots in 53 communities during the 2013 first quarter. This helped to increase our total supply of lots owned and under option to over 12,700 at March 31, 2013, an increase of 11% during the first quarter alone and 21% since March 31, 2012. Also, while our overall active community count decreased during the 2013 first quarter, we believe that these lot acquisitions will help us to grow our active community count in future periods.

Our financial position remained strong at the end of the quarter, as evidenced by our total cash and marketable securities of $875.7 million, which increased by $163.6 million since the start of the year. The increase was driven by the issuance of $250 million of 30-year 6% senior unsecured notes due 2043 in January of 2013, partially offset by investments made in new homebuilding inventories. We believe that our strong financial position gives us a competitive advantage as we pursue attractive land acquisition opportunities as the housing market improves, which can help us further grow our operations in the future.

Homebuilding

	Three Months Ended March 31,		Change
	2013	2012
Homebuilding pretax income (loss):	(Dollars in thousands)
West	$10,611	$166	$10,445
Mountain	12,996	2,159	10,837
East	1,528	2,100	(572)
Corporate	(10,288)	(7,162)	(3,126)

Total homebuilding pretax income (loss)	$14,847	$(2,737)	$17,584

For the 2013 first quarter, we reported homebuilding pretax income of $14.8 million, compared to a pretax loss of $2.7 million for the first quarter of 2012. The $17.6 million improvement in our homebuilding financial performance was driven primarily by an 80% increase in home sale revenues, a 330 basis point improvement in our gross margin from home sales and a 400 basis point reduction in our SG&A rate.

Our West and Mountain segments each showed substantial improvements in pretax results for the three months ended March 31, 2013 as compared with the same period in 2012. The improvement in both of these segments was driven by increases in homebuilding revenues, reductions in our SG&A rate and improvements in our gross margins. Our East segment pretax income declined for the three months ended March 31, 2013 when compared with the same period in 2012. The decline was primarily driven by a sizable legal recovery during the 2012 first quarter that did not recur in the 2013 first quarter, partially offset by increases in homebuilding revenues. Our pretax results for our non-operating Corporate segment declined $3.1 million for the three months ended March 31, 2013 due to an increase in our Corporate SG&A expenses, which was driven primarily by an increase in expense related to our accrual for incentive-based and stock-based compensation, in line with the significant improvement in profitability realized through the first quarter.

	March 31, 2013	December 31, 2012	Change
Homebuilding assets:	(Dollars in thousands)
West	$518,143	$459,807	$58,336
Mountain	328,712	332,939	(4,227)
East	280,659	274,199	6,460
Corporate	858,269	692,500	165,769

Total homebuilding assets	$1,985,783	$1,759,445	$226,338

Homebuilding assets in our West segment increased $58.3 million from December 31, 2012 to March 31, 2013, primarily due to increases in construction activity and related inventory balances. Homebuilding assets in the Corporate segment increased $165.8 million from December 31, 2012 to March 31, 2013, primarily due to an increase in cash and marketable securities related to the issuance of $250 million of 30-year 6% senior unsecured notes.

Revenues

	Three Months Ended March 31,		Change
	2013	2012	Amount	%
Home and land sale revenues	(Dollars in thousands)
West	$134,979	$69,542	$65,437	94%
Mountain	133,377	60,591	72,786	120%
East	63,392	56,135	7,257	13%

Total home and land sale revenues	$331,748	$186,268	$145,480	78%

Total home and land sale revenues for the 2013 first quarter increased 78% to $331.7 million compared to $186.3 million for the prior year period. The increase in revenues for both periods was driven primarily by an increase in the number and average price of new home deliveries as shown in the table below.

New Home Deliveries:

	Three Months Ended March 31,
	2013			2012			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	140	$33,161	$236.9	88	$17,957	$204.1	59%	85%	16%
California	146	49,589	339.7	55	17,993	327.1	165%	176%	4%
Nevada	133	32,745	246.2	106	21,596	203.7	25%	52%	21%
Washington	61	19,484	319.4	44	11,996	272.6	39%	62%	17%

West	480	134,979	281.2	293	69,542	237.3	64%	94%	18%

Colorado	304	113,488	373.3	125	44,963	359.7	143%	152%	4%
Utah	67	19,889	296.9	52	14,100	271.2	29%	41%	9%

Mountain	371	133,377	359.5	177	59,063	333.7	110%	126%	8%

Maryland	54	21,704	401.9	44	18,794	427.1	23%	15%	-6%
Virginia	63	29,119	462.2	59	26,155	443.3	7%	11%	4%
Florida	50	12,569	251.4	46	11,124	241.8	9%	13%	4%

East	167	63,392	379.6	149	56,073	376.3	12%	13%	1%

Total	1,018	$331,748	$325.9	619	$184,678	$298.3	64%	80%	9%

The increase in the dollar value of new home deliveries for the three months ended March 31, 2013 was primarily attributable to an increase of 76% in the dollar value of homes in backlog to start the quarter as compared to the prior year. Most notably, the beginning dollar value of homes in backlog in our West and Mountain segments increased by 75% and 92% year-over-year, respectively, driven by improved market conditions, particularly in our Arizona, California, Colorado and Nevada markets, resulting from decreases in the number of existing homes available for sale coupled with an increase in demand for new and existing homes. The increases in beginning backlog drove 94% and 126% improvements in the dollar value of home deliveries for our West and Mountain segments, respectively.

Gross Margin

Gross margin from home sales for the 2013 first quarter was 17.4% versus 14.1% for the year earlier period. The increase in our gross margin percentage was primarily due to increased prices and reduced incentives in many of our markets, particularly in Arizona, Nevada, California and Colorado.

On a sequential basis, our 2013 first quarter gross margin from home sales was up 70 basis points as compared to 16.7% for the 2012 fourth quarter. The sequential improvement in our gross margins from home sales was driven by our ability to increase our home prices while further limiting incentives in many of our communities and, to a lesser extent, by a decrease in our inventory impairments.

Excluding inventory impairments, warranty accrual adjustments and interest in cost of sales, our adjusted gross margin percentage from home sales for the three months ended March 31, 2013 was 20.5%, compared to 16.7% for the same period in 2012 (please see table set forth below reconciling this non-GAAP measure to our gross margin from home sales). The table set forth below is a reconciliation of our gross margin and gross margin percentage, as reported, to gross margin from home sales and gross margins from home sales excluding inventory impairments, warranty adjustments and interest in home cost of sales.

	Three Months Ended
	March 31, 2013	Gross Margin %	March 31, 2012	Gross Margin %
	(Dollars in thousands)
Gross Margin	$57,672	17.4%	$26,124	14.0%
Less: Land Sales Revenue	-		(1,590)
Add: Land Cost of Sales	-		1,490

Gross Margin from Home Sales	$57,672	17.4%	$26,024	14.1%
Add: Inventory Impairments	-		-
Add: Interest in Cost of Sales	9,874		4,895
Less: Warranty Adjustments	300		-

Adjusted Gross Margin from Home Sales (1)	$67,846	20.5%	$30,919	16.7%

(1)

Adjusted gross margin from home sales is a non-GAAP financial measure. We believe this information is meaningful as it isolates the impact that inventory impairments, warranty adjustments and interest have on our Gross Margin from Home Sales and permits investors to make better comparisons with our competitors, who also break out and adjust gross margins in a similar fashion. Furthermore, this measure was used by us in 2012 as one financial metric criteria for which performance-based stock options for certain executive officers were based on.

Inventory Impairments

We did not recognize any impairments for the three months ended March 31, 2013 or 2012.

The following table shows the number of subdivisions and carrying value of the inventory we tested for impairment during the first quarter of 2013 and 2012.

Three Months Ended	Total Subdivisions Tested for Impairment During Quarter	Carrying Value of Inventory Tested for Impairment During Quarter	Carrying Value of Impaired Inventory Before Impairment at Quarter End	Inventory Impairments	Fair Value of Impaired Inventory at Quarter End	Number of Subdivisions Impaired During the Quarter	Number of Lots Impaired During the Quarter
	(Dollars in thousands)
March 31, 2013	17	$42,919	$-	$-	$-	-	-

Three Month Total	17	$42,919	$-	$-	$-	-	-

March 31, 2012	33	$81,492	$-	$-	$-	-	-

Three Month Total	33	$81,492	$-	$-	$-	-	-

Selling, General and Administrative Expenses

Our SG&A rate decreased 400 basis points from 18.5% in the 2012 first quarter to 14.5% in the 2013 first quarter. The decrease in SG&A rate was primarily driven by improved operating leverage due to higher revenues which was partially offset by a legal recovery generated during the 2012 period discussed below. For the 2013 first quarter, our SG&A expenses were $48.2 million, compared to $34.1 million for the 2012 first quarter. The increase in SG&A expenses was largely attributable to higher incentive-based and stock-based compensation expense due to increased profitably and higher commissions expense resulting from increased sales volume. In addition, the 2012 first quarter benefited from a $3.8 million legal recovery that did not recur in the 2013 first quarter.

Other Homebuilding Operating Data

Net New Orders:

	Three Months Ended March 31,
	2013			2012			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	127	$30,293	$238.5	187	$38,174	$204.1	-32%	-21%	17%
California	164	60,401	368.3	121	40,131	331.7	36%	51%	11%
Nevada	170	47,042	276.7	166	33,716	203.1	2%	40%	36%
Washington	93	28,546	306.9	76	22,696	298.6	22%	26%	3%

West	554	166,282	300.1	550	134,717	244.9	1%	23%	23%

Colorado	418	147,589	353.1	235	84,147	358.1	78%	75%	-1%
Utah	65	20,238	311.4	68	18,804	276.5	-4%	8%	13%

Mountain	483	167,827	347.5	303	102,951	339.8	59%	63%	2%

Maryland	90	38,450	427.2	83	34,607	417.0	8%	11%	2%
Virginia	93	48,656	523.2	90	41,358	459.5	3%	18%	14%
Florida	80	19,981	249.8	36	8,134	225.9	122%	146%	11%
Illinois	-	-	-	1	235	235.0	N/M	N/M	N/M

East	263	107,087	407.2	210	84,334	401.6	25%	27%	1%

Total	1,300	$441,196	$339.4	1,063	$322,002	$302.9	22%	37%	12%

N/M - Not meaningful

Net new orders for the 2013 first quarter increased 22% to 1,300 homes, compared with 1,063 homes during the 2012 first quarter, while our monthly sale absorption rate for the 2013 first quarter rose 60% to 3.0 per community, compared to 1.9 per community for the 2012 first quarter. The increase in our order activity was driven largely by strong activity in Colorado, and to a lesser extent, in our California, Nevada and Florida operations. In addition, the average price of our net new orders increased by 12% year-over-year to $339,400, with double-digit improvement occurring in most of our markets, primarily as a result of our ability to raise prices and reduce incentives as the homebuilding market has improved. The year-over-year increase in absorption pace was led by our Nevada, California and Colorado operations due to strong demand in these states and a low supply of new and existing resale inventories. Net new orders in Arizona were down 32% from the prior year period primarily due to a 52% year-over-year drop in the number of active communities in this market at the beginning of the quarter.

Active Subdivisions:

	March 31,
	2013	2012	% Change
Arizona	16	22	-27%
California	12	18	-33%
Nevada	9	20	-55%
Washington	12	11	9%

West	49	71	-31%

Colorado	36	48	-25%
Utah	9	17	-47%

Mountain	45	65	-31%

Maryland	19	18	6%
Virginia	12	16	-25%
Florida	14	16	-13%

East	45	50	-10%

Total	139	186	-25%

Average for quarter ended	143	187	-24%

At March 31, 2013, we had 139 active subdivisions, down 25% from 186 active subdivisions at March 31, 2012 and down 6% from December 31, 2012. While we accelerated our land acquisition activity in the latter half of 2012 and into 2013, higher than expected sales over the past year resulted in various subdivisions selling out more quickly than anticipated. Additionally, many of the new subdivisions acquired over the past few quarters have recently opened but did not yet meet our definition of an active community at the end of the quarter. We define active subdivisions as those where we have had 5 or more sales within a community and have at least 5 homes left to sell. We have continued to accelerate our land acquisition activities in an effort to increase our active community count. See the “Lots owned and optioned” section below for further discussion regarding increases in our lots owned and optioned from the first quarter of 2012 and on a sequential basis.

Cancellation Rate:

	Three Months Ended March 31,		Change in Percentage
	2013	2012
Arizona	22%	19%	3%
California	19%	19%	0%
Nevada	22%	19%	3%
Washington	11%	14%	-3%

West	20%	18%	2%

Colorado	16%	21%	-5%
Utah	16%	21%	-5%

Mountain	16%	21%	-5%

Maryland	22%	27%	-5%
Virginia	21%	27%	-6%
Florida	20%	27%	-7%

East	21%	27%	-6%

Total	18%	21%	-3%

Our cancellation rate for the three months ended March 31, 2013 was 18%, down from 21% for the prior year period. The improvement in our cancellation rate reflects the continued overall improvement in housing market conditions and the continued benefits from our implementation of more strict underwriting standards for recognizing new home orders. Our East segment showed the most significant improvement in cancellation rate resulting from an increased focus on improving the quality of our backlog, which included the reduction of contingent buyers in backlog in addition to the implementation of more strict underwriting standards discussed above.

Backlog:

	March 31,
	2013			2012			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	137	$32,224	$235.2	227	$48,990	$215.8	-40%	-34%	9%
California	247	89,688	363.1	184	61,745	335.6	34%	45%	8%
Nevada	241	64,216	266.5	216	42,517	196.8	12%	51%	35%
Washington	111	36,118	325.4	86	25,900	301.2	29%	39%	8%

West	736	222,246	302.0	713	179,152	251.3	3%	24%	20%

Colorado	584	212,109	363.2	343	127,092	370.5	70%	67%	-2%
Utah	79	25,556	323.5	84	23,705	282.2	-6%	8%	15%

Mountain	663	237,665	358.5	427	150,797	353.2	55%	58%	2%

Maryland	219	95,970	438.2	152	64,121	421.8	44%	50%	4%
Virginia	215	111,823	520.1	134	67,095	500.7	60%	67%	4%
Florida	94	25,350	269.7	60	15,725	262.1	57%	61%	3%
Illinois	-	-	-	1	245	245.0	N/M	N/M	N/M

East	528	233,143	441.6	347	147,186	424.2	52%	58%	4%

Total	1,927	$693,054	$359.7	1,487	$477,135	$320.9	30%	45%	12%

N/M - Not meaningful

We ended the 2013 first quarter with 1,927 homes in backlog, with an estimated sales value of $693.1 million, compared with a backlog of 1,487 homes with an estimated sales value of $477.1 million at March 31, 2012. The dollar value of our backlog was up 45% year-over-year largely due to improving demand in all of our segments which resulted in a 30% increase in the number of homes in backlog and a 12% increase in our average selling price in backlog.

Homes Completed or Under Construction (WIP lots):

	March 31,		% Change
	2013	2012
Unsold:
Completed	222	147	51%
Under construction	514	380	35%

Total unsold started homes	736	527	40%

Sold homes under construction or completed	1,345	872	54%
Model homes	221	236	-6%

Total homes completed or under construction	2,302	1,635	41%

Our total homes completed or under construction increased 41% to 2,302 at March 31, 2013 from 1,635 at March 31, 2012, primarily relating to a higher number of homes in backlog as well as our intentional effort to start more speculative homes in light of increased homebuyer demand and improving market conditions.

Lots Owned and Optioned (including homes completed or under construction):

	March 31, 2013			March 31, 2012			Total % Change
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total
Arizona	2,146	40	2,186	872	118	990	121%
California	997	-	997	1,329	-	1,329	-25%
Nevada	1,442	39	1,481	1,030	75	1,105	34%
Washington	493	168	661	439	97	536	23%

West	5,078	247	5,325	3,670	290	3,960	34%

Colorado	3,336	1,327	4,663	3,128	363	3,491	34%
Utah	465	13	478	528	-	528	-9%

Mountain	3,801	1,340	5,141	3,656	363	4,019	28%

Maryland	592	297	889	653	400	1,053	-16%
Virginia	507	287	794	649	156	805	-1%
Florida	479	113	592	289	255	544	9%
Illinois	-	-	-	125	-	125	N/M

East	1,578	697	2,275	1,716	811	2,527	-10%

Total	10,457	2,284	12,741	9,042	1,464	10,506	21%

N/M - Not meaningful

As a result of the significant increase in our land acquisition activity in the second half of 2012 and into the first quarter of 2013, we increased our owned and optioned lot supply as of March 31, 2013 by 21% year-over-year and by 11% sequentially. Our lot supply increased most significantly in the West, particularly in the Arizona market, which was up 121%, and in our Colorado market in our Mountain segment, which was up 34%.

Financial Services

We reported financial services pretax income of $7.7 million for the quarter ended March 31, 2013, compared to pretax income of $4.9 million for the same period in 2012. The increase in our financial services pretax income was driven primarily by a $2.7 million year-over-year increase in our mortgage operations pretax income to $6.0 million for the three months ended March 31, 2013. The improvement in our mortgage operation’s profitability was driven largely by increases in the volume of loans locked and originated. The balance of our financial services pretax income, which consisted of income from our insurance and title operations, was $1.7 million for the quarter ended March 31, 2013, compared with $1.5 million for the quarter ended March 31, 2012. The decrease in the 2013 first quarter profit margin percentage for our insurance and title operations as compared to the prior year period was due to higher insurance expense reserves recorded in 2013.

The following table sets forth information relating to the sources of revenues for our Financial Services segment.

	Three Months Ended March 31,		% Change
	2013	2012
Financial services revenue:	(Dollars in thousands)
Mortgage operations	$9,044	$5,456	66%
Other	3,462	2,264	53%

Total financial services revenue	$12,506	$7,720	62%

The following table sets forth information for our mortgage operations relating to mortgage loans originated, mortgage loans brokered and capture rate. “Capture Rate” is defined as the number of mortgage loans originated by our mortgage operations for our homebuyers as a percent of our total home closings, excluding closings with cash buyers.

	Three Months Ended March 31,		% or Percentage
	2013	2012	Change
Total Originations (including transfer loans):	(Dollars in thousands)
Loans	649	410	58%
Principal	$186,320	$112,680	65%
Capture Rate	62%	64%	-2%
Loans Sold to Third Parties:
Loans	748	498	50%
Principal	$217,654	$134,891	61%
Mortgage Loan Origination Product Mix:
FHA loans	28%	34%	-6%
Other government loans (VA & USDA)	28%	29%	-1%

Total government loans	56%	63%	-7%
Conventional loans	44%	37%	7%

	100%	100%	0%

Loan Type:
Fixed rate	99%	97%	2%
ARM	1%	3%	-2%
Credit Quality:
Average FICO Score	733	726	1%
Other Data:
Average Combined LTV ratio	90%	90%	0%
Full documentation loans	100%	100%	0%
Non-full documentation loans	0%	0%	0%

Income Taxes

We had income tax expense of $0.1 million for three months ended March 31, 2013, compared to an income tax benefit of $0.1 million for the same period in 2012. The nominal tax provision in each respective period was the result of the Company utilizing the benefit of its deferred tax asset that had a full valuation allowance against it to offset substantially all of our current period provision. The remaining income tax provision or benefit was not material to our operations.

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

Our critical accounting estimates and policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Our marketable securities consist primarily of: (1) fixed and floating rate interest earning debt securities, which may include, among others, United States government and government agency debt and corporate debt; (2) holdings in mutual fund equity securities, which consist primarily of debt securities; (3) holdings in corporate equities; and (4) deposit securities, which may include, among others, certificates of deposit and time deposits.

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

Mortgage Lending. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). This agreement was amended on September 21, 2012 and extended until September 20, 2013. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. The Mortgage Repurchase Facility, which had a temporary increase in commitment up to $80 million through January 31, 2013, had a maximum aggregate commitment of $50 million as of March 31, 2013.

At March 31, 2013 and December 31, 2012, we had $41.5 million and $76.3 million, respectively, of mortgage loans that we were obligated to repurchase under our Mortgage Repurchase Facility. Mortgage loans that we are obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the accompanying consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a Pricing Rate equal to the greater of (i) the LIBOR Rate (as defined in the Mortgage Repurchase Facility) plus 2.5%, or (ii) 3.25%. The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants customary for agreements of this type. The negative covenants include, among others, (i) an Adjusted Tangible Net Worth requirement, (ii) a minimum Adjusted Tangible Net Worth Ratio, (iii) an Adjusted Net Income requirement, and (iv) a minimum Liquidity requirement. The foregoing terms are defined in the Mortgage Repurchase Facility. As of March 31, 2013, we believe we were in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility.

Dividends

For the quarter ended March 31, 2013, we paid no dividends. This is compared dividends of $0.25 per share in the quarter ended March 31, 2012. No dividends were paid during the first quarter of 2013 as a $1.00 accelerated dividend was paid in the fourth quarter of 2012 in lieu of declaring and paying regular quarterly dividends in calendar year 2013.

MDC Common Stock Repurchase Program

At March 31, 2013, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the three months ended March 31, 2013 and 2012.

Consolidated Cash Flow

During the three months ended March 31, 2013, we used $55.4 million of cash from operating activities, primarily resulting from: (1) increasing our inventory from December 31, 2012, which resulted in the use of $53.4 million in cash and (2) a decrease in accounts payable and accrued liabilities from December 31, 2012 of $52.0 million. These items were partially offset by net income of $22.5 million and a $33.5 million decrease in mortgage loans held-for-sale.

During the three months ended March 31, 2013, we used $107.1 million in cash for investing activities, primarily attributable to the purchase of $150.8 million of marketable securities, partially offset by the maturity or sale of $44.7 million of marketable securities.

During the three months ended March 31, 2013, we had proceeds of $218.1 million in cash from financing activities primarily attributable to $247.8 million associated with the issuance of our 30-year 6% senior notes and $44.9 million from advances on our mortgage repurchase facility. These amounts were partially offset by $79.8 million in cash flows from payments on our mortgage repurchase facility.

Off-Balance Sheet Arrangements

Lot Option Purchase Contracts. In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At March 31, 2013, we had deposits of $7.8 million in the form of cash and $4.2 million in the form of letters of credit that secured option contracts to purchase 2,284 lots.

Surety Bonds and Letter of Credit Facilities. At March 31, 2013, we had issued and outstanding surety bonds and letters of credit totaling $60.5 million and $17.1 million, respectively, including $7.9 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $19.0 million and $2.4 million, respectively. Among our letter of credit facilities are three committed revolving facilities, the terms of which provide that up to $65 million of letters of credit may be issued thereunder. The facilities, which are not secured, are fully and unconditionally guaranteed, jointly and severally, by most of our homebuilding subsidiaries and contain various financial and other covenants. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit. We believe that we were in compliance with the covenants in these facilities as of March 31, 2013.

We have made no material guarantees with respect to third-party obligations.

IMPACT OF INFLATION, CHANGING PRICES AND ECONOMIC CONDITIONS

The impact of inflation and changing prices have not changed materially from the disclosure in our December 31, 2012 Annual Report on Form 10-K.

OTHER

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, as well as statements made by us in periodic press releases, oral statements made by our officials in the course of presentations about the Company and conference calls in connection with quarterly earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operation, cash flows, strategies and prospects. These forward-looking statements may be identified by terminology such as “likely,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. Additionally, information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained under the caption “Risk Factors Relating to our Business” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 and Item 1A of Part II of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2013, we had approximately $660.0 million invested in marketable securities. Because these marketable securities are accounted for as available-for-sale, changes in the market value are reported as a component of other comprehensive income each quarter. As of March 31, 2013 and December 31, 2012, our marketable securities (homebuilding and financial services in aggregate) were in an unrealized gain position of $7.4 million and $4.8 million, respectively. In the event we elect to sell, or are otherwise required to sell these securities, we may be required to record losses in the event the market value does not increase prior to any sale. Such losses, if any, would be recorded as a component of our results of operations and comprehensive income.

Item 4.	Controls and Procedures

(a) Conclusion regarding the effectiveness of disclosure controls and procedures - An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision, and with the participation, of our management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at March 31, 2013.

(b) Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no significant changes in the risk factors previously identified as being attendant to our business in our Annual Report on Form 10-K for the year ended December 31, 2012. For a more complete discussion of other risk factors that affect our business, see “Risk Factors Relating to our Business” in our Form 10-K for the year ended December 31, 2012, which include the following:

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

•	Expirations, amendments or changes to tax laws, incentives or credits currently available to our customers may negatively impact our business.

•	Increases in our cancellations could have a negative impact on our gross margins from home sales and home sales revenue.

•	A decline in the market value of our homes or carrying value of our land would have a negative impact on our results of operations and financial position.

•	Natural disasters could cause an increase in home construction costs, as well as delays, and could negatively impact our results of operations.

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

•	In the ordinary course of business, we are required to obtain surety bonds, the unavailability of which could adversely affect our results of operations and/or cash flows.

•	Decreases in the market value of our investments in marketable securities could have an adverse impact on our results of operations.

•	Product liability litigation and warranty claims that arise in the ordinary course of business may be costly.

•	Further uncertainty in the mortgage lending industry, including repurchase requirements associated with HomeAmerican’s sale of mortgage loans, could negatively impact our results of operations.

•	Because of the seasonal nature of our business, our quarterly operating results can fluctuate.

•	We are dependent on the services of key employees, and the loss of their services could hurt our business.

•	The interests of certain controlling shareholders may be adverse to investors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any shares during the three months ended March 31, 2013. Additionally, there were no sales of unregistered equity securities during either period.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

4.1

Supplemental Indenture (6.000% Senior Notes due 2043), dated as of January 10, 2013, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed January 10, 2013). *

10.1

M.D.C. Holdings, Inc. 2013 Executive Officer Performance-Based Compensation Plan, approved March 18, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 19, 2013). *

10.2	First Amendment to the M.D.C. Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 19, 2013).*

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

*	Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M.D.C. HOLDINGS, INC. (Registrant)

Date: May 2, 2013	By:	/s/ John M. Stephens
John M. Stephens
Senior Vice President, Chief Financial Officer and Principal Accounting Officer (principal financial officer and duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number	Description

4.1

Supplemental Indenture (6.000% Senior Notes due 2043), dated as of January 10, 2013, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed January 10, 2013). *

10.1

M.D.C. Holdings, Inc. 2013 Executive Officer Performance-Based Compensation Plan, approved March 18, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 19, 2013). *

10.2	First Amendment to the M.D.C. Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 19, 2013).*

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

*	Incorporated by reference.