Form 10-Q
period 2013-06-30
MDC HOLDINGS INC
filed 2013-07-30
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 25, 2013, 48,869,726 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

(i)

ITEM 1.	Unaudited Consolidated Financial Statements

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Dollars in thousands, except per share amounts)
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$208,883	$129,535
Marketable securities	610,404	519,465
Restricted cash	2,679	1,859
Trade and other receivables	36,676	28,163
Inventories:
Housing completed or under construction	569,218	512,949
Land and land under development	628,282	489,572

Total inventories	1,197,500	1,002,521
Property and equipment, net	32,184	33,125
Deferred tax asset, net of valuation allowance of $39,697 and $248,306 at June 30, 2013 and December 31, 2012, respectively	184,221	—
Other assets	61,103	44,777

Total homebuilding assets	2,333,650	1,759,445
Financial Services:
Cash and cash equivalents	40,535	30,560
Marketable securities	24,037	32,473
Mortgage loans held-for-sale, net	92,463	119,953
Other assets	5,857	3,010

Total financial services assets	162,892	185,996

Total Assets	$2,496,542	$1,945,441

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$22,267	$73,055
Accrued liabilities	137,209	118,456
Senior notes, net	1,095,225	744,842

Total homebuilding liabilities	1,254,701	936,353

Financial Services:
Accounts payable and accrued liabilities	53,798	51,864
Mortgage repurchase facility	48,848	76,327

Total financial services liabilities	102,646	128,191

Total Liabilities	1,357,347	1,064,544

Stockholders’ Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized; 48,869,726 and 48,698,757 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	489	487
Additional paid-in-capital	907,192	896,861
Retained earnings (accumulated deficit)	226,136	(21,289)
Accumulated other comprehensive income	5,378	4,838

Total Stockholders’ Equity	1,139,195	880,897

Total Liabilities and Stockholders’ Equity	$2,496,542	$1,945,441

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share amounts)
	(Unaudited)
Homebuilding:
Home sale revenues	$400,327	$256,532	$732,075	$441,210
Land sale revenues	1,807	1,815	1,807	3,405

Total home sale and land revenues	402,134	258,347	733,882	444,615

Home cost of sales	(327,927)	(220,220)	(602,003)	(378,874)
Land cost of sales	(1,435)	(1,718)	(1,435)	(3,208)

Total cost of sales	(329,362)	(221,938)	(603,438)	(382,082)

Gross margin	72,772	36,409	130,444	62,533

Selling, general and administrative expenses	(51,908)	(39,223)	(100,109)	(73,347)
Interest income	8,504	5,373	14,686	11,286
Interest expense	(909)	—	(1,726)	(808)
Other income (expense)	1,330	418	1,341	576

Homebuilding pretax income	29,789	2,977	44,636	240

Financial Services:
Revenues	13,884	10,587	26,390	18,306
Expenses	(6,581)	(4,640)	(12,223)	(8,305)
Interest and other income	920	731	1,795	1,539

Financial services pretax income	8,223	6,678	15,962	11,540

Income before income taxes	38,012	9,655	60,598	11,780
Benefit from income taxes	186,897	983	186,827	1,123

Net income	$224,909	$10,638	$247,425	$12,903

Other comprehensive income (loss):
Unrealized gain (loss) related to available-for-sale securities, net of tax	(1,995)	(698)	540	5,850

Comprehensive income	$222,914	$9,940	$247,965	$18,753

Earnings per share:
Basic	$4.60	$0.22	$5.07	$0.27
Diluted	$4.56	$0.22	$5.02	$0.27

Weighted average common shares outstanding:
Basic	48,447,005	47,398,088	48,410,486	47,367,051
Diluted	48,914,984	47,516,258	48,916,988	47,462,544

Dividends declared per share	$—	$0.25	$—	$0.50

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2013	2012
	(Dollars in thousands)
	(Unaudited)
Operating Activities:
Net income	$247,425	$12,903
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	5,214	7,721
Depreciation and amortization	2,072	2,656
Write-offs of land option deposits	499	311
Amortization of discount (premiums) on marketable debt securities	1,423	(151)
Deferred income tax benefit	(187,643)	—
Net changes in assets and liabilities:
Restricted cash	(820)	(1,593)
Trade and other receivables	(8,566)	(18,345)
Mortgage loans held-for-sale	27,490	12,648
Housing completed or under construction	(56,087)	(136,387)
Land and land under development	(138,509)	91,048
Other assets	(8,383)	3,956
Accounts payable and accrued liabilities	(30,358)	9,643

Net cash used in operating activities	(146,243)	(15,590)

Investing Activities:
Purchase of marketable securities	(312,095)	(292,788)
Maturity of marketable securities	87,015	106,000
Sale of marketable securities	137,067	225,701
Purchase of property and equipment	(998)	(668)

Net cash provided by (used in) investing activities	(89,011)	38,245

Financing Activities:
Payments on mortgage repurchase facility	(135,559)	(90,409)
Advances on mortgage repurchase facility	108,080	74,367
Dividend payments	—	(23,990)
Proceeds from issuance of senior notes	346,938	—
Proceeds from exercise of stock options	5,118	140

Net cash provided by (used in) financing activities	324,577	(39,892)

Net increase (decrease) in cash and cash equivalents	89,323	(17,237)
Cash and cash equivalents:
Beginning of period	160,095	343,361

End of period	$249,418	$326,124

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. (“MDC,” “the Company,” “we,” “us,” or “our” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at June 30, 2013 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2012. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

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

The following table summarizes home and land sale revenues for our homebuilding operations and revenues for our financial services operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Homebuilding
West	$164,514	$117,424	$299,493	$186,965
Mountain	133,768	79,699	267,145	140,290
East	103,852	61,224	167,244	117,360

Total home and land sale revenues	$402,134	$258,347	$733,882	$444,615

Financial Services
Mortgage operations	$10,494	$8,433	$19,538	$13,889
Other	3,390	2,154	6,852	4,417

Total financial services revenues	$13,884	$10,587	$26,390	$18,306

The following table summarizes pretax income for our homebuilding and financial services operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Homebuilding
West	$16,779	$2,678	$27,390	$2,844
Mountain	14,142	4,636	27,138	6,795
East	4,523	136	6,051	2,236
Corporate	(5,655)	(4,473)	(15,943)	(11,635)

Total homebuilding pretax income	$29,789	$2,977	$44,636	$240

Financial Services
Mortgage operations	$6,855	$5,749	$12,854	$9,088
Other	1,368	929	3,108	2,452

Total financial services pretax income	$8,223	$6,678	$15,962	$11,540

Total pretax income	$38,012	$9,655	$60,598	$11,780

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The following table summarizes total assets for our homebuilding and financial services operations. The assets in our West, Mountain and East segments consist primarily of inventory while the assets in our Corporate segment primarily include cash and cash equivalents and marketable securities.

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Homebuilding assets
West	$610,824	$459,807
Mountain	359,538	332,939
East	307,005	274,199
Corporate	1,056,283	692,500

Total homebuilding assets	$2,333,650	$1,759,445

Financial services assets
Mortgage operations	$98,589	$122,941
Other	64,303	63,055

Total financial services assets	$162,892	$185,996

Total assets	$2,496,542	$1,945,441

4.	Earnings Per Share

A company that has participating security holders (for example, unvested restricted stock that has non-forfeitable dividend rights) is required to utilize the two-class method for purposes of calculating earnings per share (“EPS”) unless the treasury stock method results in lower EPS. The two-class method is an allocation of earnings between the holders of common stock and a company’s participating security holders. Under the two-class method, earnings for the reporting period are allocated between common shareholders and other security holders, based on their respective rights to receive distributed earnings (i.e., dividends) and undistributed earnings (i.e., net income or loss). Currently, we have one class of security and we have participating security holders consisting of shareholders of unvested restricted stock. The following table shows basic and diluted EPS calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share amounts)
Numerator
Net income	$224,909	$10,638	$247,425	$12,903
Less: distributed earnings allocated to participating securities	—	(149)	—	(308)
Less: undistributed earnings allocated to participating securities	(1,867)	—	(2,087)	—

Net income attributable to common stockholders (numerator for basic earnings per share)	223,042	10,489	245,338	12,595

Add back: undistributed earnings allocated to participating securities	1,867	—	2,087	—
Less: undistributed earnings reallocated to participating securities	(1,849)	—	(2,066)	—

Numerator for diluted earnings per share under two class method	$223,060	$10,489	$245,359	$12,595

Denominator
Weighted-average common shares outstanding	48,447,005	47,398,088	48,410,486	47,367,051
Add: dilutive effect of stock options	467,979	118,170	506,502	95,493

Denominator for diluted earnings per share under two class method	48,914,984	47,516,258	48,916,988	47,462,544

Basic Earnings Per Common Share	$4.60	$0.22	$5.07	$0.27
Diluted Earnings Per Common Share	$4.56	$0.22	$5.02	$0.27

Diluted EPS includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Common stock equivalents include stock options. Diluted EPS for the three and six months ended June 30, 2013 excluded options to purchase approximately 3.2 million shares and 3.1 million shares, respectively, of common stock because the effect of their inclusion would be anti-dilutive. For the same periods in 2012, diluted EPS excluded options to purchase approximately 4.8 million shares and 5.1 million shares, respectively.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

5.	Accumulated Other Comprehensive Income

The following table sets forth our changes in accumulated other comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Unrealized gains (losses) on available-for-sale marketable securities [a] :
Beginning balance	$7,373	$(692)	$4,838	$(7,240)
Other comprehensive income before reclassifications	(5,274)	419	(3,053)	6,838
Amounts reclassified from accumulated other comprehensive income [b]	(1,215)	(1,117)	(901)	(988)

Ending balance	$884	$(1,390)	$884	$(1,390)

Unrealized gains on available-for-sale metropolitan district bond securities [a] :
Beginning balance	$—	$—	$—	$—
Other comprehensive income before reclassifications	4,494	—	4,494	—
Amounts reclassified from accumulated other comprehensive income	—	—	—	—

Ending balance	$4,494	$—	$4,494	$—

Total ending accumulated other comprehensive income	$5,378	$(1,390)	$5,378	$(1,390)

(a)	All amounts net-of-tax.
(b)	See separate table below for details about these reclassifications.

The following table sets forth the activity related to reclassifications out of accumulated other comprehensive income:

Gains (losses) on available for sale securities reclassified out of other comprehensive income
	Three Months Ended June 30,		Six Months Ended June 30,
Affected Line Item in the Statements of Operations
	2013	2012	2013	2012
	(Dollars in thousands)
Homebuilding interest income	$1,166	$1,133	$871	$917
Financial services interest and other income	49	(16)	30	71

Income before income taxes	1,215	1,117	901	988
Tax (expense) or benefit	—	—	—	—

Net income	$1,215	$1,117	$901	$988

6.	Fair Value Measurements

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis:

		Fair Value
Financial Instrument	Hierarchy	June 30, 2013	December 31, 2012
		(Dollars in thousands)
Marketable securities (available-for-sale)

Equity securities	Level 1	$368,579	$208,818
Debt securities - maturity less than 1 year	Level 2	111,397	54,388
Debt securities - maturity 1 to 5 years	Level 2	138,606	277,514
Debt securities - maturity greater than 5 years	Level 2	15,859	11,218

Total available-for-sale securities		$634,441	$551,938

Mortgage loans held-for-sale, net	Level 2	$92,463	$119,953

Metropolitan district bond securities (available-for-sale)*	Level 3	$13,835	$5,818

*	These securities were recorded at cost at December 31, 2012 as they were still under the cost recovery method of accounting.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents. Fair value approximates carrying value.

Marketable Securities. Consist primarily of: (1) fixed and floating rate interest earning debt securities, which may include, among others, United States government and government agency debt and corporate debt; (2) holdings in mutual fund equity securities which consist primarily of debt securities; (3) holdings in corporate equities; and (4) deposit securities, which may include, among others, certificates of deposit and time deposits. As of June 30, 2013 and December 31, 2012, all of our marketable securities were treated as available-for-sale investments and, as such, we have recorded all of our marketable securities at fair value with changes in fair value being recorded as a component of accumulated other comprehensive income.

The following table sets forth the amortized cost and estimated fair value of our available-for-sale marketable securities.

	June 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Homebuilding:
Equity security	$368,037	$368,579	$208,279	$208,818
Debt securities	241,074	241,825	306,793	310,647

Total homebuilding available-for-sale securities	$609,111	$610,404	$515,072	$519,465

Financial Services:
Total financial services available-for-sale debt securities	$23,884	$24,037	$32,028	$32,473

Total available-for-sale marketable securities	$632,995	$634,441	$547,100	$551,938

As of June 30, 2013 and December 31, 2012, our marketable securities (homebuilding and financial services in aggregate) were in a net unrealized gain position of $1.5 million and $4.8 million, respectively.

Mortgage Loans Held-for-Sale, Net. As of June 30, 2013, the primary components of our mortgage loans held-for-sale that are measured at fair value on a recurring basis are: (1) mortgage loans held-for-sale under commitments to sell; and (2) mortgage loans held-for-sale not under commitments to sell. At June 30, 2013 and December 31, 2012, we had $69.7 million and $108.3 million, respectively, of mortgage loans held-for-sale under commitments to sell for which fair value was based upon Level 2 inputs, which were the quoted market prices for those mortgage loans. At June 30, 2013 and December 31, 2012, we had

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

$22.7 million and $11.8 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input.

Metropolitan District Bond Securities (Related Party). Are included in other assets in the Homebuilding section of our accompanying consolidated balance sheets. We acquired the Metropolitan District Bond Securities (“Metro Bonds”) from a quasi-municipal corporation in the state of Colorado (the “Metro District”), which was formed to help fund and maintain the infrastructure associated with a master-planned community owned and operated by our Company. The Board of Directors of the Metro District currently is comprised of employees of the Company and therefore is a related party. Cash flows received by the Company from these securities reflect principal and interest payments from the Metro District, which are supported by an annual levy on the taxable value of real estate and personal property within the Metro District’s boundaries and a one-time fee assessed on new homes closed in the Metro District. The Metro Bonds mature in 2037. However, if the unpaid principal and all accrued interest are not paid off at that date, the Company will continue to receive principal and interest payments into perpetuity until the unpaid principal and accrued interest is paid in full. Through the first quarter of 2013, we accounted for these securities under the cost recovery method and they were not carried at fair value in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30).

In the second quarter of 2013, we determined that these securities no longer were required to be accounted for under the cost recovery method due to an increase in the number of new homes closed coupled with the stabilization of property values within the Metro District. In accordance with ASC 310-30, we will adjust the bond principal balance on a prospective basis under the effective interest method based on estimated future cash flows expected to be collected. Furthermore, as this investment is accounted for as an available-for-sale asset, we will update its fair value on a quarterly basis, with the adjustment being recorded through other comprehensive income. The fair value is based upon a discounted future cash flow model that uses Level 3 inputs. The two primary unobservable inputs used in our discounted cash flow model are the forecasted number of homes to be closed, as they drive any increases to the tax base for the Metro District, and the discount rate. The following table provides quantitative data regarding each unobservable input and the sensitivity of fair value to potential changes in those unobservable inputs:

	Quantitative Data		Sensitivity Analysis
Unobservable Input	Range	Weighted Average	Movement in Fair Value from Increase in Input	Movement in Fair Value from Decrease in Input
Discount rate	6% to 15%	11.1%	Decrease	Increase
Number of homes closed per year	0 to 118	38	Increase	Decrease

The table set forth below summarizes the activity for the three and six months ended June 30, 2013 and 2012 for our Metro Bonds.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$5,818	$6,663	$5,818	$6,663
Increase in fair value (recorded in OCI)	7,354	—	7,354	—
Change due to accretion of principal	663	—	663	—
Cash receipts	—	—	—	—

Balance at end of period	$13,835	$6,663	$13,835	$6,663

Mortgage Repurchase Facility. Our Mortgage Repurchase Facility is at floating rates or at fixed rates that approximate current market rates and have relatively short-term maturities, generally within 30 days. The fair value approximates carrying value and is based on level 2 inputs.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Senior Notes. The estimated values of the senior notes in the following table are based on Level 2 inputs, including market prices of our notes and other homebuilder notes.

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
5.375% Senior Notes due 2014, net	$249,716	$260,213	$249,621	$267,208
5.375% Senior Notes due 2015, net	249,915	263,550	249,895	268,867
5.625% Senior Notes due 2020, net	245,594	266,250	245,326	273,125
6.000% Senior Notes due 2043	350,000	318,500	—	—

Total	$1,095,225	$1,108,513	$744,842	$809,200

7.	Inventories

The following table sets forth, by reportable segment, information relating to our homebuilding inventories:

	June 30,	December 31,
	2013	2012
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$228,426	$200,858
Mountain	179,882	183,522
East	160,910	128,569

Subtotal	569,218	512,949

Land and Land Under Development:
West	347,683	230,344
Mountain	157,541	137,221
East	123,058	122,007

Subtotal	628,282	489,572

Total Inventories	$1,197,500	$1,002,521

Our inventories are primarily associated with communities where we intend to construct and sell homes on the land, including model and unsold started homes. Costs capitalized to land and land under development primarily include: (1) land costs; (2) land development costs; (3) entitlement costs; (4) capitalized interest; (5) engineering fees; and (6) title insurance, real property taxes and closing costs directly related to the purchase of the land parcel. Components of housing completed or under construction primarily include: (1) land costs transferred from land and land under development; (2) direct construction costs associated with a house; (3) real property taxes, engineering fees, permits and other fees; (4) capitalized interest; and (5) indirect construction costs, which include field construction management salaries and benefits, utilities and other construction related costs. Land costs are transferred from land and land under development to housing completed or under construction at the point in time that construction of a home on an owned lot begins.

In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), homebuilding inventories are carried at cost unless events and circumstances indicate that the carrying value of the underlying subdivision may not be recoverable. We evaluate inventories for impairment at each quarter end on a subdivision level basis as each such subdivision represents the lowest level of identifiable cash flows. In making this determination, we review, among other things, the following for each subdivision:

•

actual and trending “Operating Margin” (which is defined as home sale revenues less home cost of sales and all direct incremental costs associated with the home closing, including sales commissions) for homes closed;

•	estimated future undiscounted cash flows and Operating Margin;

•	forecasted Operating Margin for homes in backlog;

•	actual and trending net and gross home orders;

•	base sales price and home sales incentive information for homes closed and homes in backlog;

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

•	market information for each sub-market, including competition levels, home foreclosure levels, the size and style of homes currently being offered for sale and lot size; and

•	known or probable events indicating that the carrying value may not be recoverable.

If events or circumstances indicate that the carrying value of our inventory may not be recoverable, assets are reviewed for impairment by comparing the undiscounted estimated future cash flows from an individual subdivision (including capitalized interest) to its carrying value. If the undiscounted future cash flows are less than the subdivision’s carrying value, the carrying value of the subdivision is written down to its then estimated fair value. We generally determine the estimated fair value of each subdivision by determining the present value of the estimated future cash flows at discount rates that are commensurate with the risk of the subdivision under evaluation. For both the three and six months ended June 30, 2013 and 2012, we did not record any inventory impairment charges.

8.	Capitalization of Interest

We capitalize interest to inventories during the period of development in accordance with ASC 835, Interest (“ASC 835”). Homebuilding interest capitalized as a cost of inventories is included in cost of sales as related units or lots are sold. To the extent our homebuilding debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us. Qualified homebuilding assets consist of all lots and homes, excluding finished unsold homes or finished models, within projects that are actively selling or under development. The table set forth below summarizes homebuilding interest activity. The homebuilding interest expensed in the table below relates to the portion of homebuilding debt which exceeded inventories that were deemed unqualified assets in accordance with ASC 835.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Homebuilding interest incurred	$15,345	$10,573	$29,684	$21,166
Less: Interest capitalized	(14,436)	(10,573)	(27,958)	(20,358)

Homebuilding interest expense	$909	$—	$1,726	$808

Interest capitalized, beginning of period	$72,791	$63,633	$69,143	$58,742
Interest capitalized during period	14,436	10,573	27,958	20,358
Less: Previously capitalized interest included in home cost of sales	(12,680)	(7,105)	(22,554)	(11,999)

Interest capitalized, end of period	$74,547	$67,101	$74,547	$67,101

9.	Homebuilding Other Assets

The following table sets forth the components of homebuilding other assets.

	June 30,	December 31,
	2013	2012
	(Dollars in thousands)
Deferred marketing costs	$13,584	$13,874
Land option deposits	15,173	8,246
Deferred debt issuance costs, net	6,173	2,641
Prepaid expenses	3,342	5,575
Metropolitan district bond securities (related party)	13,835	5,818
Goodwill	6,008	6,008
Other	2,988	2,615

Total	$61,103	$44,777

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

10.	Homebuilding Accrued Liabilities and Financial Services Accounts Payable and Accrued Liabilities

The following table sets forth information relating to homebuilding accrued liabilities.

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Accrued executive deferred compensation	$30,796	$28,475
Warranty reserves	22,725	23,151
Accrued interest payable	24,248	13,698
Customer and escrow deposits	15,528	9,413
Accrued compensation and related expenses	20,562	16,864
Land development and home construction accruals	7,427	9,545
Other accrued liabilities	15,923	17,310

Total accrued liabilities	$137,209	$118,456

The following table sets forth information relating to financial services accounts payable and accrued liabilities.

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Insurance reserves	$47,834	$47,852
Accounts payable and other accrued liabilities	5,964	4,012

Total accounts payable and accrued liabilities	$53,798	$51,864

11.	Warranty Accrual

We accrue warranty expenses for normal and recurring warranty claims at the time of our home closings, based on our trends in historical warranty payment levels. We also accrue warranty expense for warranty claims not considered to be normal and recurring as we become aware of them. Warranty payments incurred for an individual house may differ from the related accrual established for the home at the time it was closed. The actual disbursements for warranty claims are evaluated in the aggregate. We assess the adequacy of our warranty accrual on a quarterly basis and adjust the amounts recorded if necessary. The table set forth below summarizes warranty accrual and payment activity for the three and six months ended June 30, 2013 and 2012. The adjustment in the six month period ended June 30, 2013 was not material to our operations. Furthermore, the impact of the change in our warranty expense provision rates from the three months ended June 30, 2012 to 2013 and the six months ended June 30, 2012 to 2013 did not materially affect our warranty expense or gross margin from home sales for the three and six months ended June 30, 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$23,098	$25,076	$23,151	$25,525
Expense provisions	1,154	878	2,276	1,643
Cash payments	(1,527)	(1,918)	(3,002)	(3,132)
Adjustments	—	—	300	—

Balance at end of period	$22,725	$24,036	$22,725	$24,036

12.	Insurance Reserves

We establish loss reserves for claims associated with: (1) insurance policies issued by Allegiant and re-insurance agreements issued by StarAmerican and (2) self-insurance, including workers compensation. The establishment of provisions for outstanding losses is based on actuarial or internally developed studies that include known facts and interpretations of circumstances, including our experience with similar cases and historical trends involving claim payment patterns, pending levels of unpaid claims, product mix or concentration, claim severity, frequency patterns such as those caused by accidents depending on the business conducted, and changing regulatory and legal environments.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The table set forth below summarizes the insurance reserve activity for the three and six months ended June 30, 2013 and 2012. The insurance reserve is included as a component of accrued liabilities in the Financial Services section of the accompanying consolidated balance sheets. Reserves associated with self-insurance, including workers compensation, were not material to our operations and therefore have not been included in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$48,949	$44,724	$47,852	$49,376
Expense provisions	1,775	906	3,302	1,689
Cash payments, net of recoveries	(2,890)	14	(3,320)	(5,421)

Balance at end of period	$47,834	$45,644	$47,834	$45,644

In the ordinary course of business, we make payments from our insurance reserves to settle litigation claims arising primarily from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the three and six months ended June 30, 2013 are not necessarily indicative of what future cash payments will be for subsequent periods. The increases in our expense provisions were driven by a higher number of homes delivered during the three and six months ended June 30, 2013, when compared to the same periods in 2012, in addition to a higher expense provision rate per home closed as the result of a recent actuarial study.

13.	Income Taxes

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. We recorded an income tax benefit of $186.9 million and $186.8 million for the three and six months ended June 30, 2013, respectively, compared to a benefit of $1.0 million and $1.1 million for the same respective periods in 2012. The income tax benefit in the current year periods is due primarily to a $187.6 million, or $3.80 per diluted share, reversal of a portion of our deferred tax asset valuation allowance in the second quarter, while the benefit from income taxes in the prior year periods was due primarily to the release of reserves related to settlements with various taxing authorities. Due to the effects of the deferred tax asset valuation allowance release and changes in unrecognized tax benefits, our effective tax rates in 2013 and 2012 are not meaningful as the income tax benefit is not directly correlated to the amount of pretax income or loss.

Deferred income taxes reflect the net tax effects of temporary differences between (1) the carrying amounts of the assets and liabilities for financial reporting purposes and (2) the amounts used for income tax purposes. A valuation allowance is recorded against a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not (a likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized. At March 31, 2013, we had a full valuation allowance totaling $238.8 million recorded against our net deferred tax asset. During the quarter ended June 30, 2013, we concluded that it was more likely than not that we would be able to realize substantially all of our deferred tax assets within the applicable carryforward periods and as such, we reversed substantially all of our deferred tax asset valuation allowance.

We have a remaining valuation allowance of $39.7 million related to (1) a portion of which will be reversed in the remaining interim periods of 2013 as pretax income is realized as required by ASC 740-270, Income Taxes - Interim Reporting, when a change in a valuation allowance is recognized in an interim period and (2) various state net operating loss carryforwards where realization is more uncertain at this time due to the more limited carryforward periods that exist in certain states.

In our evaluation of the need for, and level of, a valuation allowance recorded against our deferred tax assets, the most significant piece of evidence considered was the objective and direct positive evidence related to our recent financial results. We have generated pretax income in each of the last six consecutive quarters totaling $121.7 million, and our second quarter 2013 pretax income was higher than any of the five previous quarters. In prior periods, a significant part of the negative evidence we considered was our three-year cumulative loss position. However, at June 30, 2013, when including expected earnings from homes currently in our backlog, we no longer anticipate being in a cumulative loss position at December 31, 2013. Lastly, if our quarterly income in future years remains consistent with earnings levels experienced in recent quarters, we estimate that we will utilize all of our current federal net operating losses by 2016. Other negative evidence considered was the recent rise in mortgage

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

interest rates, caused largely by an expectation that the Federal Reserve may taper its use of quantitative easing as early as the second half of 2013. However, the Federal Reserve has also indicated that such tapering would likely only occur if economic conditions continue to improve, which would help to offset the impact of rising interest rates on the homebuilding industry. Based on our evaluation of both positive and negative evidence, we concluded that the objective and direct positive evidence related to operating results achieved during the recent challenging economic and housing market conditions and the sustainability of current pretax income levels outweighed the negative evidence and that it is more likely than not that the substantial majority of the Company’s deferred tax assets will be realized.

The components of our net deferred tax asset were as follows:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$110,779	$129,695
State net operating loss carryforwards	47,646	49,551
Alternative minimum tax and other tax credit carryforwards	12,069	10,988
Stock-based compensation expense	29,267	29,196
Warranty, litigation and other reserves	15,525	14,556
Deferred compensation retirement plans	12,111	11,252
Asset impairment charges	8,984	14,080
Inventory, additional costs capitalized for tax purposes	4,450	3,930
Other, net	1,703	2,063

Total deferred tax assets	242,534	265,311
Valuation allowance	(39,697)	(248,306)

Total deferred tax assets, net of valuation allowance	202,837	17,005

Deferred tax liabilities:
Property, equipment and other assets	6,164	5,753
Discount on notes receivable	4,204	4,204
Deferred revenue	3,426	3,796
Unrealized gain on marketable securities	3,422	1,863
Other, net	1,400	1,389

Total deferred tax liabilities	18,616	17,005

Net deferred tax asset	$184,221	$—

14.	Senior Notes

The following table sets forth the carrying amount of our senior notes as of June 30, 2013 and December 31, 2012, net of applicable discounts:

	June 30,	December 31,
	2013	2012
	(Dollars in thousands)
5.375% Senior Notes due 2014	$249,716	$249,621
5.375% Senior Notes due 2015	249,915	249,895
5.625% Senior Notes due 2020	245,594	245,326
6.000% Senior Notes due 2043	350,000	—

Total	$1,095,225	$744,842

On January 10, 2013, we issued $250 million of 6% senior notes due 2043. On May 13, 2013, we issued an additional $100 million of 6% senior notes due 2043, which are of the same series and have the same terms as the notes issued on January 10, 2013 (collectively the “6% Notes”). The 6% Notes, which pay interest semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2013, are general unsecured obligations of MDC and rank equally and ratably with our other general unsecured and unsubordinated indebtedness. We received total proceeds of $346.9 million, net of underwriting fees of $3.1 million.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

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

During the three and six months ended June 30, 2013, we recognized $0.8 million and $2.8 million, respectively, for option grants, compared to $3.6 million and $4.7 million, respectively, during the same periods in the prior year. The decrease in expense for the three and six months ended June 30, 2013 was primarily driven by the expense recorded for the performance-based awards (discussed below) in the second quarter of 2012, which was not recorded in the second quarter of 2013 as they were fully vested in the 2013 first quarter. We recognized $1.0 million and $2.4 million, respectively, for restricted stock awards during the three and six months ended June 30, 2013 compared to $1.5 million and $3.0 million, respectively, during the same periods in the prior year.

On March 8, 2012, we granted a performance-based non-qualified stock option to each of our Chief Executive Officer and our Chief Operating Officer for 500,000 shares of common stock under our 2011 Equity Incentive Plan. The terms of the performance-based options provide that, over a three year period, one third of the option shares would vest as of March 1 following any fiscal year in which, in addition to the Company achieving a gross margin from home sales of at least 16.7% (as calculated in our 2011 Form 10-K, excluding warranty adjustments and interest), the Company achieved: (1) at least a 10% increase in total revenue over 2011 (166,667 option shares vest); (2) at least a 15% increase in total revenue over 2011 (166,667 option shares vest); or (3) at least a 20% increase in total revenue over 2011 (166,666 option shares vest). Any of the three tranches of option shares that were not performance vested by March 1, 2015 would be forfeited. ASC 718 prohibits recognition of expense associated with performance based stock awards until achievement of the performance targets are probable of occurring.

In accordance with ASC 718, the performance-based awards were assigned a fair value of $7.42 per share on the date of grant. The maximum potential expense that would be recognized by the Company if all of the performance targets were met is approximately $7.4 million. At December 31, 2012 all performance targets had been achieved and therefore, $6.2 million of compensation expense was recognized related to the grant of these awards during the year ended December 31, 2012. The balance of the unamortized stock-based compensation expense was amortized during the first two months of 2013, based on the vesting date of March 1, 2013.

16.	Commitments and Contingencies

Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At June 30, 2013, we had issued and outstanding surety bonds and letters of credit totaling $68.1 million and $30.8 million, respectively, including $16.9 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $24.2 million and $10.5 million, respectively. Among our letter of credit facilities are three committed revolving facilities, the terms of which provide that up to $65 million of letters of credit may be issued thereunder. In the event any such surety bonds or letters of credit issued by third parties are called, MDC could be obligated to reimburse the issuer of the bond or letter of credit. We believe that we were in compliance with the covenants in the letter of credit facilities at June 30, 2013.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The following table summarizes the mortgage loan loss reserve activity for the three and six months ended June 30, 2013 and 2012.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$969	$639	$805	$442
Expense provisions	324	161	574	455
Cash payments	(70)	(1)	(156)	(98)

Balance at end of period	$1,223	$799	$1,223	$799

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

Lot Option Contracts. In the normal course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allows us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments and minimizes the amount of our land inventories on our consolidated balance sheets. Our obligation with respect to Option Contracts generally is limited to forfeiture of the related deposits. At June 30, 2013, we had cash deposits and letters of credit totaling $15.2 million and $4.4 million, respectively, at risk associated with the option to purchase 2,661 lots.

17.	Derivative Financial Instruments

We utilize certain derivative instruments in the normal course of business, which primarily include commitments to originate mortgage loans (interest rate lock commitments or locked pipeline) and forward sales of mortgage-backed securities commitments, both of which typically are short-term in nature. Forward sales securities commitments and private investor sales commitments are utilized to hedge changes in fair value of mortgage loan inventory and commitments to originate mortgage loans. At June 30, 2013, we had $96.8 million in interest rate lock commitments and $95.0 million in forward sales of mortgage-backed securities.

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

Mortgage Lending. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). This agreement was amended on September 21, 2012 and extended until September 20, 2013. We anticipate extending the maturity date of the facility before its scheduled expiration date (See “Forward-Looking Statements” in Item 2). The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. The Mortgage Repurchase Facility, which had a temporary increase in commitment up to $80 million through January 31, 2013, had a maximum aggregate commitment of $50 million as of June 30, 2013. At June 30, 2013 and December 31, 2012, we had $48.8 million and $76.3 million, respectively, of mortgage loans that we were obligated to repurchase under our Mortgage Repurchase Facility. Mortgage loans that we are obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a Pricing Rate equal to the greater of (i) the LIBOR Rate (as defined in the Mortgage Repurchase Facility) plus 2.5%, or (ii) 3.25%. The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants customary for agreements of this type. The negative covenants include, among others, (i) an Adjusted Tangible Net Worth requirement, (ii) a minimum Adjusted Tangible Net Worth Ratio, (iii) an Adjusted Net Income requirement, and (iv) a minimum Liquidity requirement. The foregoing terms are defined in the Mortgage Repurchase Facility. We believe we were in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of June 30, 2013.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

None of the above changes in reporting had any impact on any amounts in the previously reported Supplemental Condensed Combining Statements of Operations.

Following are reconciliations of the amounts previously reported to the reclassified amounts as stated in the following components of the Supplemental Condensed Combining Statements of Cash Flows for the six months ended June 30, 2012.

MDC Column for Six Months Ended June 30, 2012	As Previously Reported	Reclassify the non-cash equity income (loss) of subsidiaries	As Reclassified
	(Dollars in thousands)
Net Cash provided by (used in) operating activities	$16,882	$(20,120)	$(3,238)
Payments from (advances to) subsidiaries	$(48,211)	$20,120	$(28,091)
Net cash provided by (used in) financing activities	$(72,061)	$20,120	$(51,941)
Net increase (decrease) in cash and cash equivalents	$(18,704)	$—	$(18,704)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Balance Sheets

	June 30, 2013
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
	Dollars in thousands
ASSETS

Homebuilding:
Cash and cash equivalents	$204,946	$3,937	$—	$—	$208,883
Marketable securities	610,404	—	—	—	610,404
Restricted cash	—	2,679	—	—	2,679
Trade Receivables	9,673	29,193	—	(2,190)	36,676
Inventories:
Housing completed or under construction	—	569,218	—	—	569,218
Land and land under development	—	628,282	—	—	628,282

Total inventories	—	1,197,500	—	—	1,197,500
Intercompany receivables	1,020,908	2,578	—	(1,023,486)	—
Investment in subsidiaries	251,574	—	—	(251,574)	—
Deferred tax asset, net	180,876	—	—	3,345	184,221
Other assets, net	49,229	44,058	—	—	93,287

Total Homebuilding Assets	2,327,610	1,279,945	—	(1,273,905)	2,333,650

Financial Services:
Cash and cash equivalents	—	—	40,535	—	40,535
Marketable securities	—	—	24,037	—	24,037
Intercompany receivables	—	—	11,693	(11,693)	—
Mortgage loans held-for-sale, net	—	—	92,463	—	92,463
Other assets, net	—	—	9,202	(3,345)	5,857

Total Financial Services Assets	—	—	177,930	(15,038)	162,892

Total Assets	$2,327,610	$1,279,945	$177,930	$(1,288,943)	$2,496,542

LIABILITIES AND EQUITY

Homebuilding:
Accounts payable	$56	$22,211	$—	$—	$22,267
Accrued liabilities	78,863	55,624	2	2,720	137,209
Advances and notes payable to parent and subsidiaries	14,271	989,040	51	(1,003,362)	—
Senior notes, net	1,095,225	—	—	—	1,095,225

Total Homebuilding Liabilities	1,188,415	1,066,875	53	(1,000,642)	1,254,701

Financial Services:
Accounts payable and other liabilities	—	—	58,708	(4,910)	53,798
Advances and notes payable to parent and subsidiaries	—	—	31,817	(31,817)	—
Mortgage repurchase facility	—	—	48,848	—	48,848

Total Financial Services Liabilities	—	—	139,373	(36,727)	102,646

Total Liabilities	1,188,415	1,066,875	139,426	(1,037,369)	1,357,347

Equity:
Total Stockholder’s Equity	1,139,195	213,070	38,504	(251,574)	1,139,195

Total Liabilities and Stockholders’ Equity	$2,327,610	$1,279,945	$177,930	$(1,288,943)	$2,496,542

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Balance Sheets

	December 31, 2012
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and cash equivalents	$125,904	$3,308	$323	$—	$129,535
Marketable securities	519,465	—	—	—	519,465
Restricted cash	—	1,859	—	—	1,859
Trade and other receivables	6,563	18,846	2,754	—	28,163
Inventories:
Housing completed or under construction	—	469,495	43,454	—	512,949
Land and land under development	—	467,915	21,657	—	489,572

Total inventories	—	937,410	65,111	—	1,002,521
Intercompany receivables	812,731	2,589	—	(815,320)	—
Investment in subsidiaries	198,465	—	—	(198,465)	—
Other assets	40,565	28,524	8,813	—	77,902

Total homebuilding assets	1,703,693	992,536	77,001	(1,013,785)	1,759,445

Financial Services:
Cash and cash equivalents	—	—	30,560	—	30,560
Marketable securities	—	—	32,473	—	32,473
Intercompany receivables	—	—	9,779	(9,779)	—
Mortgage loans held-for-sale, net	—	—	119,953	—	119,953
Other assets	—	—	4,710	(1,700)	3,010

Total financial services assets	—	—	197,475	(11,479)	185,996

Total Assets	$1,703,693	$992,536	$274,476	$(1,025,264)	$1,945,441

LIABILITIES AND EQUITY

Homebuilding:
Accounts payable	$—	$67,257	$5,798	$—	$73,055
Accrued liabilities	63,886	46,761	7,809	—	118,456
Advances and notes payable to parent and subsidiaries	14,068	758,155	52,839	(825,062)	—
Senior notes, net	744,842	—	—	—	744,842

Total homebuilding liabilities	822,796	872,173	66,446	(825,062)	936,353

Financial Services:
Accounts payable and other liabilities	—	—	51,864	—	51,864
Advances and notes payable to parent and subsidiaries	—	—	1,737	(1,737)	—
Mortgage repurchase facility	—	—	76,327	—	76,327

Total financial services liabilities	—	—	129,928	(1,737)	128,191

Total Liabilities	822,796	872,173	196,374	(826,799)	1,064,544

Equity:
Total Stockholder’s Equity	880,897	120,363	78,102	(198,465)	880,897

Total Liabilities and Stockholders’ Equity	$1,703,693	$992,536	$274,476	$(1,025,264)	$1,945,441

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statements of Operations and Comprehensive Income

	Three Months Ended June 30, 2013
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$—	$402,134	$—	$—	$402,134
Cost of Sales	—	(329,362)	—	—	(329,362)
Inventory impairments	—	—	—	—	—

Gross margin	—	72,772	—	—	72,772

Selling, general, and administrative expenses	(14,517)	(37,299)	(3)	(89)	(51,908)
Equity income of subsidiaries	39,829	—	—	(39,829)	—
Interest expense	(909)	—	—	—	(909)
Interest income	8,502	2	—	—	8,504
Other income (expense), net	1,357	(27)	—	—	1,330

Homebuilding pretax income (loss)	34,262	35,448	(3)	(39,918)	29,789

Financial Services:
Financial services pretax income	—	—	8,134	89	8,223

Income before income taxes	34,262	35,448	8,131	(39,829)	38,012
(Provision) benefit for income taxes	190,647	(748)	(3,002)	—	186,897

Net income	$224,909	$34,700	$5,129	$(39,829)	$224,909

Other comprehensive income (loss)
Unrealized gain (loss) related to available for sale securities, net of tax	(1,799)	—	(196)	—	(1,995)

Comprehensive income	$223,110	$34,700	$4,933	$(39,829)	$222,914

	Three Months Ended June 30, 2012
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$—	$241,323	$18,707	$(1,683)	$258,347
Cost of Sales	—	(207,681)	(15,940)	1,683	(221,938)
Inventory impairments	—	—	—	—	—

Gross margin	—	33,642	2,767	—	36,409

Selling, general, and administrative expenses	(10,261)	(26,378)	(2,584)	—	(39,223)
Equity income of subsidiaries	12,415	—	—	(12,415)	—
Interest expense	—	—	—	—	—
Interest income	5,368	5	—	—	5,373
Other income (expense), net	420	(41)	39	—	418

Homebuilding pretax income (loss)	7,942	7,228	222	(12,415)	2,977

Financial Services:
Financial services pretax income	—	—	6,678	—	6,678

Income before income taxes	7,942	7,228	6,900	(12,415)	9,655
(Provision) benefit for income taxes	2,696	765	(2,478)	—	983

Net income	$10,638	$7,993	$4,422	$(12,415)	$10,638

Other comprehensive income (loss)
Unrealized gain (loss) related to available for sale securities, net of tax	(613)	—	(85)	—	(698)

Comprehensive income	$10,025	$7,993	$4,337	$(12,415)	$9,940

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statements of Operations and Comprehensive Income

	Six Months Ended June 30, 2013
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$—	$735,130	$—	$(1,248)	$733,882
Cost of Sales	—	(604,686)	—	1,248	(603,438)
Inventory impairments	—	—	—	—	—

Gross margin	—	130,444	—	—	130,444

Selling, general, and administrative expenses	(30,096)	(69,845)	(3)	(165)	(100,109)
Equity income of subsidiaries	69,658	—	—	(69,658)	—
Interest expense	(1,726)	—	—	—	(1,726)
Interest income	14,681	5	—	—	14,686
Other income (expense), net	1,368	(27)	—	—	1,341

Homebuilding pretax income (loss)	53,885	60,577	(3)	(69,823)	44,636

Financial Services:
Financial services pretax income	—	—	15,797	165	15,962

Income before income taxes	53,885	60,577	15,794	(69,658)	60,598
(Provision) benefit for income taxes	193,540	(826)	(5,887)	—	186,827

Net income	$247,425	$59,751	$9,907	$(69,658)	$247,425

Other comprehensive income (loss)
Unrealized gain (loss) related to available for sale securities, net of tax	832	—	(292)	—	540

Comprehensive income	$248,257	$59,751	$9,615	$(69,658)	$247,965

	Six Months Ended June 30, 2012
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$—	$416,855	$30,713	$(2,953)	$444,615
Cost of Sales	—	(358,755)	(26,280)	2,953	(382,082)
Inventory impairments	—	—	—	—	—

Gross margin	—	58,100	4,433	—	62,533

Selling, general, and administrative expenses	(22,569)	(48,371)	(2,407)	—	(73,347)
Equity income of subsidiaries	20,120	—	—	(20,120)	—
Interest expense	(778)	(30)	—	—	(808)
Interest income	11,278	8	—	—	11,286
Other income (expense), net	438	76	62	—	576

Homebuilding pretax income (loss)	8,489	9,783	2,088	(20,120)	240

Financial Services:
Financial services pretax income	—	—	11,540	—	11,540

Income before income taxes	8,489	9,783	13,628	(20,120)	11,780
(Provision) benefit for income taxes	4,414	933	(4,224)	—	1,123

Net income	$12,903	$10,716	$9,404	$(20,120)	$12,903

Other comprehensive income (loss)
Unrealized gain (loss) related to available for sale securities, net of tax	5,826	—	24	—	5,850

Comprehensive income	$18,729	$10,716	$9,428	$(20,120)	$18,753

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statements of Cash Flows

	Six Months Ended June 30, 2013
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$14,053	$(261,545)	$101,249	$—	$(146,243)

Net cash used in investing activities	(96,420)	(629)	8,038	—	(89,011)

Financing activities:
Payments from (advances to) parent/subsidiaries	(190,647)	262,803	(72,156)	—	—
Mortgage repurchase facility	—	—	(27,479)	—	(27,479)
Proceeds from issuance of senior notes	346,938	—	—	—	346,938
Proceeds from the exercise of stock options	5,118	—	—	—	5,118

Net cash provided by (used in) financing activities	161,409	262,803	(99,635)	—	324,577

Net increase in cash and cash equivalents	79,042	629	9,652	—	89,323
Cash and cash equivalents:
Beginning of period	125,904	3,308	30,883	—	160,095

End of period	$204,946	$3,937	$40,535	$—	$249,418

	Six Months Ended June 30, 2012
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(3,238)	$(26,747)	$14,395	$—	$(15,590)

Net cash used in investing activities	36,475	(494)	2,264	—	38,245

Financing activities:
Payments from (advances to) parent/subsidiaries	(28,091)	27,792	299	—	—
Mortgage repurchase facility	—	—	(16,042)	—	(16,042)
Proceeds from the exercise of stock options	140	—	—	—	140
Dividend payments	(23,990)	—	—	—	(23,990)

Net cash provided by (used in) financing activities	(51,941)	27,792	(15,743)	—	(39,892)

Net increase (decrease) in cash and cash equivalents	(18,704)	551	916	—	(17,237)
Cash and cash equivalents:
Beginning of period	313,566	2,771	27,024	—	343,361

End of period	$294,862	$3,322	$27,940	$—	$326,124

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

M.D.C. HOLDINGS, INC.

Selected Financial Information (unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$400,327	$256,532	$732,075	$441,210
Land sale revenues	1,807	1,815	1,807	3,405

Total home sale and land revenues	402,134	258,347	733,882	444,615

Home cost of sales	(327,927)	(220,220)	(602,003)	(378,874)
Land cost of sales	(1,435)	(1,718)	(1,435)	(3,208)

Total cost of sales	(329,362)	(221,938)	(603,438)	(382,082)

Gross margin	72,772	36,409	130,444	62,533

Gross margin %	18.1%	14.1%	17.8%	14.1%

Selling, general and administrative expenses	(51,908)	(39,223)	(100,109)	(73,347)
Interest income	8,504	5,373	14,686	11,286
Interest expense	(909)	—	(1,726)	(808)
Other income (expense)	1,330	418	1,341	576

Homebuilding pretax income	29,789	2,977	44,636	240

Financial Services:
Revenues	13,884	10,587	26,390	18,306
Expenses	(6,581)	(4,640)	(12,223)	(8,305)
Interest and other income	920	731	1,795	1,539

Financial services pretax income	8,223	6,678	15,962	11,540

Income before income taxes	38,012	9,655	60,598	11,780
Benefit from income taxes	186,897	983	186,827	1,123

Net income	$224,909	$10,638	$247,425	$12,903

Earnings per share:
Basic	$4.60	$0.22	$5.07	$0.27
Diluted	$4.56	$0.22	$5.02	$0.27

Weighted average common shares outstanding:
Basic	48,447,005	47,398,088	48,410,486	47,367,051
Diluted	48,914,984	47,516,258	48,916,988	47,462,544

Dividends declared per share	$—	$0.25	$—	$0.50

Cash provided by (used in):
Operating Activities	$(90,825)	$3,223	$(146,243)	$(15,590)
Investing Activities	$18,058	$42,198	$(89,011)	$38,245
Financing Activities	$106,505	$(5,036)	$324,577	$(39,892)

Overview

For the three and six months ended June 30, 2013, our operating results improved significantly year-over-year, supported by the continued positive impact of a strengthening housing market. Attractive affordability levels and a historically low inventory of available-for-sale housing, coupled with an improvement in general economic conditions, has driven an acceleration in the demand for new homes in our markets. Consistent with this improvement in demand and similar to our 2013 first quarter, our homebuilding pretax income increased considerably for the three and six months ended June 30, 2013, compared to the same periods in the prior year, due to strong growth in home sale revenues and an expansion of operating margins. Our financial services business also continued to produce strong financial results for both periods as a result of increased volumes and strong margins. We have now recorded six consecutive quarters of positive pretax income, with our 2013 second quarter being the highest of all six quarters. Supported by our return to consistent profitability and the positive outlook for our Company and industry, we reversed a large part of our deferred tax asset allowance in the 2013 second quarter, which added significantly to the net income we realized.

For the 2013 second quarter, we reported net income of $224.9 million, or $4.56 per diluted share, compared to net income of $10.6 million, or $0.22 per diluted share for the year earlier period. The improvement in our performance was driven primarily by the $187.6 million reversal of a significant portion of our deferred tax asset valuation allowance, a 56% increase in home sale revenues, a 390 basis point improvement in our gross margin from homes sales, a 230 basis point reduction in our homebuilding selling, general and administrative (“SG&A”) expenses as a percentage of home sale revenues (“SG&A rate”) and a $1.5 million increase in our financial services segment pretax income. The combination of these factors, excluding the deferred tax asset valuation allowance reversal, drove a 550 basis point year-over-year improvement in our total pretax operating margin.

For the six months ended June 30, 2013, we reported net income of $247.4 million, or $5.02 per diluted share, compared to net income of $12.9 million, or $0.27 per diluted share for the year earlier period. The improvement in our performance was driven primarily by the $187.6 million reversal of our deferred tax asset valuation allowance, a 66% increase in home sale revenues, a 370 basis point improvement in our gross margin from homes sales, a 290 basis point reduction in our SG&A rate and a $4.4 million increase in our financial services segment pretax income. The combination of these factors, excluding the deferred tax asset valuation allowance reversal, drove a 540 basis point year-over-year improvement in our total pretax operating margin.

During the 2013 second quarter, net new home orders decreased 4% year-over-year to 1,351 homes, driven largely by a 21% decrease in our average active communities, which was partially offset by a 23% improvement in our monthly absorption pace per active community. For the six months ended June 30, 2013, our net new home orders increased 8% year-over-year to 2,651 homes, driven by a 37% improvement in our monthly absorption pace per active community that was partially offset by a 22% decrease in our average active communities. During both periods, the Company actively managed the absorption pace of home orders through routine price increases in most active subdivisions, with a goal of creating an appropriate balance between gross margins and absorption pace.

Our active community count as of June 30, 2013 decreased by 19% year-over-year, due in large part to an accelerated sell-out of many communities based on high homebuyer demand and various delays in opening new communities. However, for the first time in six quarters, our active community count did not decrease from the start of the quarter. The stabilization of our community count largely reflects the impact of our investment in new homebuilding projects over the past year, including 2,776 lots purchased in 69 communities during the 2013 second quarter and 4,429 lots in 127 communities for the first six months of 2013. This helped to increase our total supply of lots owned and under option to over 14,700 at June 30, 2013. We are confident that this increase in acquisition activity will help drive growth in our active community count in future periods.

Our financial position remained strong at the end of the quarter, as evidenced by our total cash and marketable securities of $883.9 million, which increased by $171.8 million since the start of the year. The increase was driven by the issuance of $350 million of 30-year 6% senior unsecured notes due 2043 in January and May of 2013, partially offset by investments made in new homebuilding inventories. We believe that our strong financial position gives us a competitive advantage as we pursue attractive land acquisition opportunities as the housing market improves, which can help us further grow our operations in the future.

Homebuilding

Pretax Income

	Three Months				Six Months
	Ended June 30,		Change		Ended June 30,		Change
	2013	2012	Amount	%	2013	2012	Amount	%
	(Dollars in thousands)
Homebuilding pretax income (loss):
West	$16,779	$2,678	$14,101	527%	$27,390	$2,844	$24,546	863%
Mountain	14,142	4,636	9,506	205%	27,138	6,795	20,343	299%
East	4,523	136	4,387	3,226%	6,051	2,236	3,815	171%
Corporate	(5,655)	(4,473)	(1,182)	26%	(15,943)	(11,635)	(4,308)	37%

Total homebuilding pretax income	$29,789	$2,977	$26,812	901%	$44,636	$240	$44,396	18,498%

The $26.8 million improvement in our homebuilding financial performance for the 2013 second quarter was driven primarily by a 56% increase in home sale revenues, a 390 basis point improvement in our gross margin from home sales and a 230 basis point reduction in our SG&A rate. The $44.4 million improvement in our homebuilding financial performance for the six months ended June 30, 2013 was primarily the result of a 66% increase in home sale revenues, a 370 basis point improvement in our gross margin from home sales and a 290 basis point reduction in our SG&A rate.

Each of our homebuilding reportable segments showed substantial improvements in pretax income for both the three and six months ended June 30, 2013 as compared with the same periods in 2012, benefiting from significant increases in home sales revenue and gross margins from home sales. Also, excluding the sizeable legal recovery in the first quarter of 2012 for our East segment, our SG&A rates for all homebuilding segments in both periods presented showed strong improvements. Our pretax loss for our non-operating Corporate reportable segment increased by $1.2 million and $4.3 million for the three and six months ended June 30, 2013, respectively, driven primarily by increases in our general and administrative expenses related to our accrual for higher incentive-based compensation and higher legal expenses, partially offset by reduced stock-based compensation expense.

Assets

	June 30, 2013	December 31, 2012	Change
			Amount	%
	(Dollars in thousands)
Homebuilding assets:
West	$610,824	$459,807	$151,017	33%
Mountain	359,538	332,939	26,599	8%
East	307,005	274,199	32,806	12%
Corporate	1,056,283	692,500	363,783	53%

Total homebuilding assets	$2,333,650	$1,759,445	$574,205	33%

Homebuilding assets in all of our reportable segments, most notably our West segment, increased considerably from December 31, 2012 to June 30, 2013, as higher construction and land acquisition activity drove an increase in our inventory balances. Homebuilding assets in our Corporate segment increased $363.8 million from December 31, 2012 to June 30, 2013, primarily due to an increase in cash and marketable securities related to the issuance of $350 million of 30-year 6% senior unsecured notes and the deferred tax asset valuation allowance release.

Revenues

	Three Months				Six Months
	Ended June 30,		Change		Ended June 30,		Change
	2013	2012	Amount	%	2013	2012	Amount	%
	(Dollars in thousands)
Home and land sale revenues
West	$164,514	$117,424	$47,090	40%	$299,493	$186,965	$112,528	60%
Mountain	133,768	79,699	54,069	68%	267,145	140,290	126,855	90%
East	103,852	61,224	42,628	70%	167,244	117,360	49,884	43%

Total home and landsale revenues	$402,134	$258,347	$143,787	56%	$733,882	$444,615	$289,267	65%

Total home and land sale revenues for the 2013 second quarter increased 56% to $402.1 million compared to $258.3 million for the prior year period. For the six months ended June 30, 2013, total home and land sales revenues increased 65% to $733.9 million compared to $444.6 million for the prior year period. The increase in revenues for both periods was driven primarily by an increase in the number and average price of new home deliveries as shown in the table below.

New Home Deliveries:

	Three Months Ended June 30,
	2013			2012			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	130	$30,472	$234.4	127	$27,086	$213.3	2%	13%	10%
California	167	61,199	366.5	133	43,195	324.8	26%	42%	13%
Nevada	161	41,850	259.9	155	28,460	183.6	4%	47%	42%
Washington	98	30,992	316.2	59	17,170	291.0	66%	81%	9%

West	556	164,513	295.9	474	115,911	244.5	17%	42%	21%

Colorado	309	113,320	366.7	185	66,254	358.1	67%	71%	2%
Utah	59	18,643	316.0	46	13,142	285.7	28%	42%	11%

Mountain	368	131,963	358.6	231	79,396	343.7	59%	66%	4%

Maryland	83	35,407	426.6	47	19,777	420.8	77%	79%	1%
Virginia	95	47,350	498.4	70	32,171	459.6	36%	47%	8%
Florida	81	21,094	260.4	37	8,726	235.8	119%	142%	10%
Illinois	—	—	—	2	551	275.5	N/M	N/M	N/M

East	259	103,851	401.0	156	61,225	392.5	66%	70%	2%

Total	1,183	$400,327	$338.4	861	$256,532	$297.9	37%	56%	14%

N/M - Not meaningful

New Home Deliveries:

	Six Months Ended June 30,
	2013			2012			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	270	$63,633	$235.7	215	$45,043	$209.5	26%	41%	12%
California	313	110,788	354.0	188	61,188	325.5	66%	81%	9%
Nevada	294	74,595	253.7	261	50,056	191.8	13%	49%	32%
Washington	159	50,476	317.5	103	29,166	283.2	54%	73%	12%

West	1,036	299,492	289.1	767	185,453	241.8	35%	61%	20%

Colorado	613	226,808	370.0	310	111,217	358.8	98%	104%	3%
Utah	126	38,532	305.8	98	27,242	278.0	29%	41%	10%

Mountain	739	265,340	359.1	408	138,459	339.4	81%	92%	6%

Maryland	137	57,111	416.9	91	38,571	423.9	51%	48%	–2%
Virginia	158	76,469	484.0	129	58,326	452.1	22%	31%	7%
Florida	131	33,663	257.0	83	19,850	239.2	58%	70%	7%
Illinois	—	—	—	2	551	275.5	N/M	N/M	N/M

East	426	167,243	392.6	305	117,298	384.6	40%	43%	2%

Total	2,201	$732,075	$332.6	1,480	$441,210	$298.1	49%	66%	12%

N/M - Not meaningful

The increase in the dollar value of new home deliveries for the three and six months ended June 30, 2013 was primarily attributable to an increase of 45% and 76%, respectively, in the dollar value of homes in backlog to start those periods as compared to the prior year. Excluding our Arizona market for the second quarter 2013, all markets we operate in showed year-over-year improvements in the dollar value of new home deliveries for both periods presented in excess of 30%. The relatively modest improvement in our Arizona market for the second quarter was driven primarily by limited year-over-year growth in the dollar value of homes in backlog to start the year after our active community count in this market dipped to a recent low at the end of 2012 due to the stronger than expected sales order volumes experienced in 2012 which more than outpaced planned openings of new communities in the state.

Gross Margin

Gross margin from home sales for the 2013 second quarter was 18.1% versus 14.2% for the year earlier period and 17.4% for the first quarter 2013. Year to date through June 30, 2013, our gross margin from home sales was up 370 basis points to 17.8% versus 14.1% for the year earlier period. The increase in our gross margin percentage for the quarter and year to date period ended June 30, 2013, when compared to the year earlier period, was primarily due to increased prices, resulting from high homebuyer demand due to low inventory supply levels, and reduced incentives in many of our markets, particularly in Arizona, Nevada, California and Colorado. The sequential improvement from the 2013 first quarter was driven by our continued ability to increase home prices in light of high homebuyer demand resulting from low inventory supply and our objective to balance gross margins with absorption pace in the markets we operate.

Excluding inventory impairments, warranty accrual adjustments and interest in cost of sales, our adjusted gross margin percentage from home sales for the three months ended June 30, 2013 was 21.3%, compared to 16.9% for the same period in 2012. The adjusted gross margin percentage from home sales for the six months ended June 30, 2013 was 20.9%, compared to 16.8% for the same period in 2012. The table set forth on the following page is a reconciliation of our gross margin and gross margin percentage, as reported, to gross margin from home sales and gross margins from home sales excluding inventory impairments, warranty adjustments and interest in home cost of sales, which is a non-GAAP measure.

	Three Months Ended				Six Months Ended
	June 30, 2013	Gross Margin %	June 30, 2012	Gross Margin %	June 30, 2013	Gross Margin %	June 30, 2012	Gross Margin %
	(Dollars in thousands)
Gross Margin	$72,772	18.1%	$36,409	14.1%	$130,444	17.8%	$62,533	14.1%
Less: Land Sales Revenue	(1,807)		(1,815)		(1,807)		(3,405)
Add: Land Cost of Sales	1,435		1,718		1,435		3,208

Gross Margin from Home Sales	$72,400	18.1%	$36,312	14.2%	$130,072	17.8%	$62,336	14.1%
Add: Inventory Impairments	—		—		—		—
Add: Interest in Cost of Sales	12,680		7,105		22,554		11,999
Less: Warranty Adjustments	—		—		300		—

Adjusted Gross Margin from Home Sales (1)	$85,080	21.3%	$43,417	16.9%	$152,926	20.9%	$74,335	16.8%

(1)	Adjusted gross margin from home sales is a non-GAAP financial measure. We believe this information is meaningful as it isolates the impact that inventory impairments, warranty adjustments and interest have on our Gross Margin from Home Sales and permits investors to make better comparisons with our competitors, who also break out and adjust gross margins in a similar fashion. Furthermore, this measure was used by us in 2012 as one financial metric criteria for performance-based stock options awarded to certain executive officers.

Inventory Impairments

We did not recognize any impairments for the three and six months ended June 30, 2013 or 2012.

The following table shows the number of subdivisions and carrying value of the inventory we tested for impairment during the first and second quarters of 2013 and 2012.

Three Months Ended	Total Subdivisions Tested for Impairment During Quarter	Carrying Value of Inventory Tested for Impairment During Quarter	Carrying Value of Impaired Inventory Before Impairment at Quarter End	Inventory Impairments	Fair Value of Impaired Inventory at Quarter End	Number of Subdivisions Impaired During the Quarter	Number of Lots Impaired During the Quarter
	(Dollars in thousands)
March 31, 2013	17	$42,919	$—	$—	$—	—	—
June 30, 2013	23	48,329	—	—	—	—	—

Six Month Total	40	$91,248	$—	$—	$—	—	—

March 31, 2012	33	$81,492	$—	$—	$—	—	—
June 30, 2012	27	63,616	—	—	—	—	—

Three Month Total	60	$145,108	$—	$—	$—	—	—

Selling, General and Administrative Expenses

Our SG&A rate decreased 230 basis points from 15.3% in the 2012 second quarter to 13.0% in the 2013 second quarter. For the six months ended June 30, 2013, our SG&A rate decreased 290 basis points from 16.6% in 2012 to 13.7%. The decrease in our SG&A rate for both 2013 periods was primarily driven by improved operating leverage that resulted from higher revenues for both periods. The impact of the improved revenues was partially offset by various legal recoveries generated during the three and six month periods ended June 30, 2012 (discussed below), that did not recur for the same periods in 2013.

For the 2013 second quarter, our SG&A expenses were $51.9 million, compared to $39.2 million for the 2012 second quarter. For the six months ended June 30, 2013, our SG&A expenses were $100.1 million, compared to $73.3 million for the same period 2012. The increases in SG&A expenses for both three and six month periods were largely attributable to higher incentive-based compensation expense, due to increased profitably, and higher commissions expense resulting from increased sales volume. In addition, the three and six months ended June 30, 2012 benefited from significant legal recoveries totaling $3.8 million and

$7.6 million, respectively, whereas the comparable 2013 periods did not benefit from any significant legal recovery and included a $2.0 million expense for a legal accrual recorded in the ordinary course of business. These increases to our 2013 SG&A expenses were slightly offset by decreases to stock-based compensation expense related to our performance-based non-qualified stock options.

Other Homebuilding Operating Data

Net New Orders:

	Three Months Ended June 30,
	2013				2012				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes		Dollar Value		Average Price		Monthly Absorption Rate
	(Dollars in thousands)
Arizona	196	$48,825	$249.1	3.84	246	$55,544	$225.8	4.10	–20%		–12%		10%		–6%
California	196	79,196	404.1	5.23	217	74,876	345.1	3.71	–10%		6%		17%		41%
Nevada	152	49,085	322.9	4.94	225	48,926	217.4	3.90	–32%		0%		49%		27%
Washington	94	31,016	330.0	2.72	69	19,346	280.4	2.19	36%		60%		18%		24%

West	638	208,122	326.2	4.15	757	198,692	262.5	3.64	–16%		5%		24%		14%

Colorado	381	143,754	377.3	3.30	311	108,045	347.4	2.19	23%		33%		9%		51%
Utah	44	14,582	331.4	2.10	69	19,945	289.1	1.39	–36%		–27%		15%		51%

Mountain	425	158,336	372.6	3.11	380	127,990	336.8	1.99	12%		24%		11%		56%

Maryland	112	53,091	474.0	1.84	113	46,677	413.1	1.96	–1%		14%		15%		–6%
Virginia	90	43,830	487.0	2.50	98	48,168	491.5	2.29	–8%		–9%		–1%		9%
Florida	86	22,080	256.7	2.25	53	12,842	242.3	1.28	62%		72%		6%		76%
Illinois	—	—	—	—	1	315	315.0	N/M	N/	M	N/	M	N/	M	N/	M

East	288	119,001	413.2	2.13	265	108,002	407.6	1.87	9%		10%		1%		14%

Total	1,351	$485,459	$359.3	3.18	1,402	$434,684	$310.0	2.59	–4%		12%		16%		23%

	Six Months Ended June 30,
	2013				2012				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes		Dollar Value		Average Price		Monthly Absorption Rate
	(Dollars in thousands)
Arizona	323	$79,760	$246.9	3.36	433	$96,737	$223.4	3.35	–25%		–18%		11%		0%
California	360	140,358	389.9	4.77	338	117,611	348.0	3.06	7%		19%		12%		56%
Nevada	322	95,267	295.9	4.94	391	83,748	214.2	3.31	–18%		14%		38%		49%
Washington	187	59,942	320.5	2.91	145	42,042	289.9	2.38	29%		43%		11%		22%

West	1,192	375,327	314.9	3.96	1,307	340,138	260.2	3.12	–9%		10%		21%		27%

Colorado	799	291,343	364.6	3.40	546	192,192	352.0	1.93	46%		52%		4%		76%
Utah	109	35,179	322.7	1.99	137	38,938	284.2	1.26	–20%		–10%		14%		58%

Mountain	908	326,522	359.6	3.13	683	231,130	338.4	1.74	33%		41%		6%		80%

Maryland	202	91,526	453.1	1.76	196	81,825	417.5	1.80	3%		12%		9%		–2%
Virginia	183	92,714	506.6	2.51	188	92,227	490.6	2.13	–3%		1%		3%		18%
Florida	166	42,626	256.8	2.11	89	21,778	244.7	1.00	87%		96%		5%		111%
Illinois	—	—	—	—	2	550	275.0	N/M	N/	M	N/	M	N/	M	N/	M

East	551	226,866	411.7	2.07	475	196,380	413.4	1.66	16%		16%		0%		25%

Total	2,651	$928,715	$350.3	3.09	2,465	$767,648	$311.4	2.25	8%		21%		12%		37%

N/M - Not meaningful

*	Calculated as total net new orders in period ÷ average active communities during period ÷ number of months in period

Net new orders for the 2013 second quarter decreased 4% to 1,351 homes, compared with 1,402 homes during the 2012 second quarter, as a 23% increase in our monthly absorption rate to 3.2 per community was more than offset by a 21% decline in our average community count. Net new orders for the six months ended June 30, 2013 increased 8% to 2,651 homes, compared with 2,465 homes during the same period 2012, resulting from a 37% increase in our monthly absorption rate for the six months ended June 30, 2013, partially offset by a 22% decrease in the average active community count. See additional discussion below on active communities.

The average price of our net new orders increased 16% and 12% for the three and six month periods ended June 30, 2013 year-over-year to $359,300 and $350,300, respectively. Our West segment showed the highest price increases due to particularly strong demand resulting from a low supply of new and existing inventories in each of its markets. Our East segment experienced the lowest increase in the average selling price of net new orders for both periods primarily due to a shift in the mix of orders to our lower-priced Florida market.

Active Subdivisions:

	June 30,
	2013	2012	% Change
Arizona	19	17	12%
California	11	19	–42%
Nevada	13	19	–32%
Washington	12	11	9%

West	55	66	–17%

Colorado	38	47	–19%
Utah	4	17	–76%

Mountain	42	64	–34%

Maryland	20	19	5%
Virginia	11	12	–8%
Florida	12	12	0%

East	43	43	0%

Total	140	173	–19%

Average for quarter ended	142	180	–21%

Average for six months ended	143	183	–22%

We define active subdivisions as those where we have had 5 or more sales within a community and have at least 5 homes left to sell. At June 30, 2013, we had 140 active subdivisions, down 19% from 173 active subdivisions at June 30, 2012 but up slightly from March 31, 2013 after five consecutive sequential quarterly declines largely due to significant net new order improvement during those periods. Based on our recent land acquisition activity over the past year, we continue to believe that we are well positioned to further increase our active community count by the end of the year.

Cancellation Rate:

	Three Months Ended June 30,		Change in	Six Months Ended June 30,		Change in
	2013	2012	Percentage	2013	2012	Percentage
Arizona	14%	16%	–2%	17%	15%	2%
California	18%	21%	–3%	19%	20%	–1%
Nevada	17%	13%	4%	20%	15%	5%
Washington	18%	23%	–5%	15%	19%	–4%

West	17%	18%	–1%	18%	17%	1%

Colorado	21%	22%	–1%	18%	22%	–4%
Utah	17%	21%	–4%	16%	21%	–5%

Mountain	20%	22%	–2%	18%	22%	–4%

Maryland	24%	24%	0%	23%	25%	–2%
Virginia	24%	29%	–5%	22%	29%	–7%
Florida	18%	21%	–3%	19%	19%	0%

East	23%	25%	–2%	22%	24%	–2%

Total	19%	20%	–1%	19%	20%	–1%

Our cancellation rate was 19% for both the three and six months ended June 30, 2013, down 1% from both the same periods in 2012. The improvements in our Virginia market in the East segment, our Utah market in the Mountain segment and our Washington market in the West segment were driven by various efforts to enhance the quality of our backlog, including reduced acceptance of contingencies and enhanced review of buyer creditworthiness before the acceptance of sales contracts. In our Nevada market, our cancellation rate increased as we focused on the timely cancellation of contracts with non-compliant homebuyers, thereby releasing the cancelled units for sale to meet strong demand in this market.

Backlog:

	June 30,
	2013			2012			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	203	$50,836	$250.4	346	$76,564	$221.3	–41%	–34%	13%
California	276	107,950	391.1	268	92,161	343.9	3%	17%	14%
Nevada	232	71,488	308.1	286	63,283	221.3	–19%	13%	39%
Washington	107	36,118	337.6	96	30,438	317.1	11%	19%	6%

West	818	266,392	325.7	996	262,446	263.5	–18%	2%	24%

Colorado	656	246,797	376.2	469	171,862	366.4	40%	44%	3%
Utah	64	21,576	337.1	107	30,116	281.5	–40%	–28%	20%

Mountain	720	268,373	372.7	576	201,978	350.7	25%	33%	6%

Maryland	248	113,824	459.0	218	90,570	415.5	14%	26%	10%
Virginia	210	109,180	519.9	162	82,723	510.6	30%	32%	2%
Florida	99	26,470	267.4	76	19,734	259.7	30%	34%	3%

East	557	249,474	447.9	456	193,027	423.3	22%	29%	6%

Total	2,095	$784,239	$374.3	2,028	$657,451	$324.2	3%	19%	15%

We ended the 2013 second quarter with 2,095 homes in backlog with an estimated sales value of $784.2 million, both increased from a backlog of 2,028 homes with an estimated sales value of $657.5 million at June 30, 2012. Unit backlog improved for most of our markets except Utah, Arizona and Nevada. The decrease in these markets was based on year-over-year decreases in net new home orders largely due to a decline in the number of active selling communities as compared to the prior year. The dollar value of our backlog was up 19% year-over-year largely due to a 15% improvement in the average selling price of our backlog, driven by the improvement in our average selling price of net new orders for most of our markets, coupled with a shift in the mix of our backlog to our higher-priced Mountain and East segments.

Homes Completed or Under Construction (WIP lots):

	June 30,		% Change
	2013	2012
Unsold:
Completed	185	138	34%
Under construction	628	479	31%

Total unsold started homes	813	617	32%

Sold homes under construction or completed	1,652	1,392	19%
Model homes	207	221	–6%

Total homes completed or under construction	2,672	2,230	20%

Our total homes completed or under construction increased 20% to 2,672 at June 30, 2013 from 2,230 at June 30, 2012, primarily relating to a higher percentage of our homes in backlog having started construction at June 30, 2013 when compared to the same period in 2012, as well as our intentional effort to start more speculative homes in light of increased homebuyer demand and improving market conditions.

Lots Owned and Optioned (including homes completed or under construction):

	June 30, 2013			June 30, 2012			Total % Change
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total
Arizona	2,707	239	2,946	774	108	882		234%
California	971	—	971	1,196	—	1,196	–	19%
Nevada	1,573	136	1,709	966	27	993		72%
Washington	477	141	618	397	161	558		11%

West	5,728	516	6,244	3,333	296	3,629		72%

Colorado	4,174	1,079	5,253	3,236	584	3,820		38%
Utah	468	—	468	492	13	505	–	7%

Mountain	4,642	1,079	5,721	3,728	597	4,325		32%

Maryland	551	358	909	607	399	1,006	–	10%
Virginia	491	284	775	596	121	717		8%
Florida	648	424	1,072	285	133	418		156%
Illinois	—	—	—	123	—	123		N/M

East	1,690	1,066	2,756	1,611	653	2,264		22%

Total	12,060	2,661	14,721	8,672	1,546	10,218		44%

N/M - Not meaningful

As a result of the significant increase in our land acquisition activity in the second half of 2012 and into the first half of 2013 (we purchased approximately 2,800 lots in the second quarter of 2013, which was our highest rate of land acquisition activity since 2006), we have increased our owned and optioned lot supply as of June 30, 2013 by 44% year-over-year and by 16% since March 31, 2013. Our lot supply increased most significantly in the West segment, particularly in our Arizona and Nevada markets, which were up 234% and 72%, respectively, in our Colorado market in the Mountain segment, which was up 38%, and in our Florida market in the East segment, which was up 156% based on growth in our existing Jacksonville operation as well as our recent expansion into Orlando and South Florida. We believe that these significant increases in lots owned and under option will help us to increase our active community count during the second half of 2013.

Financial Services

We reported financial services pretax income of $8.2 million and $16.0 million, respectively, for the three and six months ended June 30, 2013, compared to pretax income of $6.7 million and $11.5 million, respectively, for the same periods in 2012. The year over year increases for the three and six months ended June 30, 2013 in our financial services pretax income were driven primarily by $1.1 million and $3.8 million year-over-year increases, respectively, in our mortgage operations pretax income to $6.9 million and $12.9 million, respectively. The improvement in our mortgage operation’s profitability during both periods was driven largely by increases in the volume of loans locked and originated due to increases in new home deliveries from our homebuilding operations. The balance of our financial services pretax income, which consisted of income from our insurance and title operations, was $1.4 million and $3.1 million, respectively, for the three and six months ended June 30, 2013, compared with $1.0 million and $2.5 million, respectively for the same periods in 2012. The decrease in our financial services profit margin percentage (financial services pretax income divided by financial services total revenues) for the three and six month periods ended June 30, 2013, as compared to the same periods in the prior year, was due to higher insurance expense reserves recorded in 2013 and changes in mortgage operations market conditions that resulted in lower margins on loans locked and sold during 2013.

The following table sets forth information relating to the sources of revenues for our Financial Services segment.

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2013	2012		2013	2012
	(Dollars in thousands)			(Dollars in thousands)
Financial services revenue:
Mortgage operations	$10,494	$8,433	24%	$19,538	$13,889	41%
Other	3,390	2,154	57%	6,852	4,417	55%

Total financial services revenue	$13,884	$10,587	31%	$26,390	$18,306	44%

The following table sets forth information for our mortgage operations relating to mortgage loans originated and sold. We have included capture rate data that includes the number of mortgage loans originated by our mortgage operations for our homebuyers as a percent of our total home closings, including and excluding closings with cash buyers. Starting in the second quarter of 2013, the U.S. Housing and Urban Development now requires mortgage insurance for the life of the loan on most FHA loans originated. As a result, we have seen a meaningful portion of our loan originations by homebuyers shift out of FHA loans to conventional loans.

	Three Months Ended June 30,		% or Percentage Change	Six Months Ended June 30,		% or Percentage Change
	2013	2012		2013	2012
	(Dollars in thousands)			(Dollars in thousands)
Total Originations (including transfer loans):
Loans	784	596	32%	1,433	1,006	42%
Principal	$235,734	$161,797	46%	$422,054	$274,477	54%
Capture Rate Data:
Capture rate as % of all homes delivered	64%	67%	–3%	63%	66%	–3%
Capture rate as % of all homes delivered (excl cash sales)	68%	71%	–3%	67%	71%	–4%
Mortgage Loan Origination Product Mix:
FHA loans	26%	37%	–11%	27%	36%	–9%
Other government loans (VA & USDA)	28%	27%	1%	28%	28%	0%

Total government loans	54%	64%	–10%	55%	64%	–9%
Conventional loans	46%	36%	10%	45%	36%	9%

	100%	100%	0%	100%	100%	–0%

Loan Type:
Fixed rate	98%	98%	0%	98%	98%	0%
ARM	2%	2%	0%	2%	2%	0%
Credit Quality:
Average FICO Score	735	731	1%	734	729	1%
Other Data:
Average Combined LTV ratio	90%	90%	0%	89%	90%	–1%
Full documentation loans	100%	100%	0%	100%	100%	0%
Non-full documentation loans	0%	0%	0%	0%	0%	0%

Loans Sold to Third Parties:
Loans	779	568	37%	1,527	1,066	43%
Principal	$227,598	$151,791	50%	$445,252	$286,683	55%

Income Taxes

We recorded an income tax benefit of $186.9 million and $186.8 million for the three and six months ended June 30, 2013, respectively, compared to an income tax benefit of $1.0 million and $1.1 million for the same periods in 2012, respectively. The income tax benefit in the current year periods was due primarily to a $187.6 million reversal of a portion of our deferred tax asset valuation allowance in the current quarter, while the benefit from income taxes in the prior year periods was due primarily to the release of reserves related to settlements with various taxing authorities. We concluded that the reversal of a portion of our valuation allowance was appropriate after determining that it was more likely than not, after our evaluation of all relevant positive and negative evidence, that we would be able to realize most of our deferred tax assets within the applicable carryforward periods (see Note 13 of the Consolidated Financial Statements for further discussion).

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

LIQUIDITY AND CAPITAL RESOURCES

We use our liquidity and capital resources to (1) support our operations, including the purchase of land, land development and construction of homes; (2) provide working capital; and (3) provide mortgage loans for our homebuyers. Our liquidity includes our cash and cash equivalents, marketable securities and Mortgage Repurchase Facility (as defined below). Additionally, we have an existing effective shelf registration statement that allows us to issue equity, debt or hybrid securities up to $650 million.

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

Mortgage Lending. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). This agreement was amended on September 21, 2012 and extended until September 20, 2013. We anticipate extending the maturity date of the facility before its scheduled expiration date (see “Forward-Looking Statements” below). The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. The Mortgage

Repurchase Facility, which had a temporary increase in commitment up to $80 million through January 31, 2013, had a maximum aggregate commitment of $50 million as of June 30, 2013. At June 30, 2013 and December 31, 2012, we had $48.8 million and $76.3 million, respectively, of mortgage loans that we were obligated to repurchase under our Mortgage Repurchase Facility. Mortgage loans that we are obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a Pricing Rate equal to the greater of (i) the LIBOR Rate (as defined in the Mortgage Repurchase Facility) plus 2.5%, or (ii) 3.25%. The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants customary for agreements of this type. The negative covenants include, among others, (i) an Adjusted Tangible Net Worth requirement, (ii) a minimum Adjusted Tangible Net Worth Ratio, (iii) an Adjusted Net Income requirement, and (iv) a minimum Liquidity requirement. The foregoing terms are defined in the Mortgage Repurchase Facility. We believe we were in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of June 30, 2013.

Dividends

For the three and six months ended June 30, 2013, we paid no dividends. This is compared to dividends of $0.25 per share and $0.50 per share, respectively in the three and six months ended June 30, 2012. No dividends were paid during the first half of 2013 as a $1.00 accelerated dividend was paid in the fourth quarter of 2012 in lieu of declaring and paying regular quarterly dividends in calendar year 2013.

MDC Common Stock Repurchase Program

At June 30, 2013, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the three and six months ended June 30, 2013 and 2012.

Consolidated Cash Flow

During the six months ended June 30, 2013, we used $146.2 million of cash from operating activities, primarily resulting from: (1) increasing our inventory from December 31, 2012, which resulted in the use of $194.6 million in cash and (2) a decrease in accounts payable and accrued liabilities from December 31, 2012 of $30.4 million. These items were partially offset by a $27.5 million decrease in mortgage loans held-for-sale.

During the six months ended June 30, 2013, we used $89.0 million in cash for investing activities, primarily attributable to the purchase of $312.1 million of marketable securities, partially offset by the maturity or sale of $224.1 million of marketable securities.

During the six months ended June 30, 2013, we generated $324.6 million in cash from financing activities primarily attributable to $346.9 million associated with the issuance of our 30-year 6% senior notes and $108.1 million from advances on our mortgage repurchase facility. These amounts were partially offset by $135.6 million in cash flows from payments on our mortgage repurchase facility.

Off-Balance Sheet Arrangements

Lot Option Purchase Contracts. In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At June 30, 2013, we had deposits of $15.2 million in the form of cash and $4.4 million in the form of letters of credit that secured option contracts to purchase 2,661 lots.

Surety Bonds and Letter of Credit Facilities. At June 30, 2013, we had issued and outstanding surety bonds and letters of credit totaling $68.1 million and $30.8 million, respectively, including $16.9 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $24.2 million and $10.5 million, respectively. Among our letter of credit facilities are three committed revolving facilities, the terms of which provide that up to $65 million of letters of credit may be issued thereunder. The facilities, which are not secured, are fully and unconditionally guaranteed, jointly and severally, by most of our homebuilding subsidiaries and contain various financial and other covenants. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit. We believe that we were in compliance with the covenants in these facilities as of June 30, 2013.

We have made no material guarantees with respect to third-party obligations.

IMPACT OF INFLATION, CHANGING PRICES AND ECONOMIC CONDITIONS

The impact of inflation and changing prices have not changed materially from the disclosure in our December 31, 2012 Annual Report on Form 10-K.

OTHER

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, as well as statements made by us in periodic press releases, oral statements made by our officials in the course of presentations about the Company and conference calls in connection with quarterly earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operation, cash flows, strategies and prospects. These forward-looking statements may be identified by terminology such as “likely,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be considered. Additionally, information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained under the caption “Risk Factors Relating to our Business” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 and Item 1A of Part II of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2013, we had approximately $634.4 million invested in marketable securities. Because these marketable securities are accounted for as available-for-sale, changes in the market value are reported as a component of other comprehensive income each quarter. As of June 30, 2013 and December 31, 2012, our marketable securities (homebuilding and financial services in aggregate) were in a net unrealized gain position of $1.5 million and $4.8 million, respectively. In the event we elect to sell, or are otherwise required to sell any individual securities currently in an unrealized loss position in the future, we may record losses if the market value does not increase prior to such sale. Such losses, if any, would be recorded as a component of our results of operations and comprehensive income.

Item 4.	Controls and Procedures

(a) Conclusion regarding the effectiveness of disclosure controls and procedures - An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision, and with the participation, of our management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at June 30, 2013.

(b) Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the three and six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company did not repurchase any shares during the three and six months ended June 30, 2013. Additionally, there were no sales of unregistered equity securities during either period.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2013 and 2012; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 30, 2013	M.D.C. HOLDINGS, INC.
(Registrant)

	By:	/s/ John M. Stephens
John M. Stephens
Senior Vice President, Chief Financial Officer and
Principal Accounting Officer (principal financial officer and duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2013 and 2012; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.