Form 10-Q
period 2013-09-30
MDC HOLDINGS INC
filed 2013-10-29
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 23, 2013, 48,874,476 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

i

ITEM 1.     Unaudited Consolidated Financial Statements

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Dollars in thousands, except
	per share amounts)
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$149,580	$129,535
Marketable securities	578,441	519,465
Restricted cash	2,186	1,859
Trade and other receivables	29,488	28,163
Inventories:
Housing completed or under construction	634,159	512,949
Land and land under development	699,974	489,572
Total inventories	1,334,133	1,002,521
Property and equipment, net	31,608	33,125
Deferred tax asset, net of valuation allowance of $25,046 and $248,306 at September 30, 2013 and December 31, 2012, respectively	184,986	-
Metropolitan district bond securities (related party)	14,167	5,818
Other assets	50,937	38,959
Total homebuilding assets	2,375,526	1,759,445

Financial Services:
Cash and cash equivalents	47,706	30,560
Marketable securities	21,816	32,473
Mortgage loans held-for-sale, net	74,340	119,953
Other assets	8,693	3,010
Total financial services assets	152,555	185,996
Total Assets	$2,528,081	$1,945,441

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$20,030	$73,055
Accrued liabilities	135,434	118,456
Senior notes, net	1,095,421	744,842
Total homebuilding liabilities	1,250,885	936,353

Financial Services:
Accounts payable and accrued liabilities	57,852	51,864
Mortgage repurchase facility	38,912	76,327
Total financial services liabilities	96,764	128,191
Total Liabilities	1,347,649	1,064,544

Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 48,874,476 and 48,698,757 issued and outstanding at September 30, 2013 and December 31, 2012, respectively.	489	487
Additional paid-in-capital	910,218	896,861
Retained earnings (accumulated deficit)	262,387	(21,289)
Accumulated other comprehensive income	7,338	4,838
Total Stockholders' Equity	1,180,432	880,897
Total Liabilities and Stockholders' Equity	$2,528,081	$1,945,441

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share amounts)
	(Unaudited)
Homebuilding:
Home sale revenues	$433,693	$320,647	$1,165,768	$761,857
Land sale revenues	25	15	1,832	3,420
Total home and land sale revenues	433,718	320,662	1,167,600	765,277
Home cost of sales	(354,889)	(271,067)	(956,892)	(649,941)
Land cost of sales	(35)	(2)	(1,470)	(3,210)
Inventory impairments	(350)	-	(350)	-
Total cost of sales	(355,274)	(271,069)	(958,712)	(653,151)
Gross margin	78,444	49,593	208,888	112,126
Selling, general and administrative expenses	(57,753)	(44,788)	(157,862)	(118,135)
Interest income	6,460	5,365	21,146	16,651
Interest expense	-	-	(1,726)	(808)
Other income (expense)	(488)	16	853	592
Homebuilding pretax income	26,663	10,186	71,299	10,426

Financial Services:
Revenues	14,282	13,668	40,672	31,974
Expenses	(6,921)	(5,155)	(19,144)	(13,459)
Interest and other income	885	785	2,680	2,323
Financial services pretax income	8,246	9,298	24,208	20,838

Income before income taxes	34,909	19,484	95,507	31,264
Benefit from income taxes	1,342	642	188,169	1,765
Net income	$36,251	$20,126	$283,676	$33,029

Other comprehensive income related to available for sale securities, net of tax	1,960	5,095	2,500	10,945
Comprehensive income	$38,211	$25,221	$286,176	$43,974

Earnings per share:
Basic	$0.73	$0.41	$5.76	$0.69
Diluted	$0.73	$0.41	$5.71	$0.68

Weighted average common shares outstanding
Basic	48,492,588	47,761,307	48,438,154	47,499,429
Diluted	48,767,834	47,940,038	48,867,055	47,610,195

Dividends declared per share	$-	$0.25	$-	$0.75

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

 M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2013
	2013	2012
	(Dollars in thousands)
	(Unaudited)
Operating Activities:
Net income	$283,676	$33,029
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation expense	8,240	12,628
Depreciation and amortization	2,960	3,708
Inventory impairments and write-offs of land option deposits	1,624	414
Amortization of discount (premiums) on marketable debt securities	816	279
Deferred income tax benefit	(189,657)	-
Net changes in assets and liabilities:
Restricted cash	(327)	(1,417)
Trade and other receivables	(1,599)	(13,685)
Mortgage loans held-for-sale	45,613	(8,313)
Housing completed or under construction	(121,165)	(202,994)
Land and land under development	(210,218)	112,406
Other assets	(15,307)	(553)
Accounts payable and accrued liabilities	(30,516)	14,043
Net cash used in operating activities	(225,860)	(50,455)

Investing Activities:
Purchases of marketable securities	(369,887)	(397,167)
Maturities of marketable securities	132,492	106,000
Sales of marketable securities	187,083	285,056
Purchases of property and equipment	(1,278)	(958)
Net cash used in investing activities	(51,590)	(7,069)

Financing Activities:
Payments on mortgage repurchase facility	(195,760)	(137,529)
Advances on mortgage repurchase facility	158,345	135,715
Dividend payments	-	(36,046)
Proceeds from issuance of senior notes	346,938	-
Proceeds from exercise of stock options	5,118	15,820
Net cash provided by (used in) financing activities	314,641	(22,040)

Net increase (decrease) in cash and cash equivalents	37,191	(79,564)
Cash and cash equivalents:
Beginning of period	160,095	343,361
End of period	$197,286	$263,797

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

M.D.C. HOLDINGS, INC.

 Notes to Unaudited Consolidated Financial Statements

1.            Basis of Presentation

The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. ("MDC," “the Company," “we,” “us,” or “our” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at September 30, 2013 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2012. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Refer to the economic conditions described under the caption "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q and "Risk Factors Relating to our Business" in Item 1A of our December 31, 2012 Annual Report on Form 10-K.

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

Our Financial Services business consists of the operations of the following operating segments: (1) HomeAmerican Mortgage Corporation ("HomeAmerican"); (2) Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”); (3) StarAmerican Insurance Ltd. (“StarAmerican”); (4) American Home Insurance Agency, Inc.; and (5) American Home Title and Escrow Company. Due to HomeAmerican’s contributions to consolidated pretax income, we consider HomeAmerican to be a reportable segment (“Mortgage operations”). The remaining operating segments have been aggregated into one reportable segment because they do not individually exceed 10 percent of: (1) consolidated revenue; (2) the greater of (A) the combined reported profit of all operating segments that did not report a loss or (B) the positive value of the combined reported loss of all operating segments that reported losses; or (3) consolidated assets.

M.D.C. HOLDINGS, INC.

 Notes to Unaudited Consolidated Financial Statements

Corporate is a non-operating segment that develops and implements strategic initiatives and supports our operating divisions by centralizing key administrative functions such as finance and treasury, information technology, insurance and risk management, legal and human resources. Corporate also provides the necessary administrative functions to support MDC as a publicly traded company. A portion of the expenses incurred by Corporate are allocated to the homebuilding operating segments based on their respective percentages of assets, and to a lesser degree, a portion of Corporate expenses are allocated to the financial services segments. A majority of Corporate’s personnel and resources are primarily dedicated to activities relating to the homebuilding segments, and, therefore, the balance of any unallocated Corporate expenses is included in the homebuilding segment.

The following table summarizes home and land sale revenues for our homebuilding operations and revenues for our financial services operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Homebuilding
West	$188,456	$148,037	$487,949	$335,002
Mountain	134,992	96,335	402,137	236,625
East	110,270	76,290	277,514	193,650
Total home and land sale revenues	$433,718	$320,662	$1,167,600	$765,277

Financial Services
Mortgage operations	$9,694	$10,479	$29,232	$24,368
Other	4,588	3,189	11,440	7,606
Total financial services revenues	$14,282	$13,668	$40,672	$31,974

The following table summarizes pretax income for our homebuilding and financial services operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Homebuilding
West	$19,539	$8,334	$46,929	$11,178
Mountain	12,203	6,951	39,341	13,746
East	6,657	4,907	12,708	7,143
Corporate	(11,736)	(10,006)	(27,679)	(21,641)
Total homebuilding pretax income	$26,663	$10,186	$71,299	$10,426

Financial Services
Mortgage operations	$5,936	$7,430	$18,790	16,518
Other	2,310	1,868	5,418	4,320
Total financial services pretax income	$8,246	$9,298	$24,208	$20,838

Total pretax income	$34,909	$19,484	$95,507	$31,264

M.D.C. HOLDINGS, INC.

 Notes to Unaudited Consolidated Financial Statements

The following table summarizes total assets for our homebuilding and financial services operations. The assets in our West, Mountain and East segments consist primarily of inventory while the assets in our Corporate segment primarily include cash and cash equivalents, marketable securities, and our net deferred tax asset.

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Homebuilding assets
West	$694,591	$459,807
Mountain	403,711	332,939
East	309,678	274,199
Corporate	967,546	692,500
Total homebuilding assets	$2,375,526	$1,759,445

Financial services assets
Mortgage operations	$85,494	$122,941
Other	67,061	63,055
Total financial services assets	$152,555	$185,996

Total assets	$2,528,081	$1,945,441

4.            Earnings Per Share

A company that has participating security holders (for example, unvested restricted stock that has non-forfeitable dividend rights) is required to utilize the two-class method for purposes of calculating earnings per share (“EPS”) unless the treasury stock method results in lower EPS. The two-class method is an allocation of earnings between the holders of common stock and a company’s participating security holders. Under the two-class method, earnings for the reporting period are allocated between common shareholders and other security holders based on their respective rights to receive distributed earnings (i.e., dividends) and undistributed earnings (i.e., net income or loss). Currently, we have one class of security and we have participating security holders consisting of shareholders of unvested restricted stock. The following table shows basic and diluted EPS calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share amounts)
Numerator
Net income	$36,251	$20,126	$283,676	$33,029
Less: distributed earnings allocated to participating securities	-	(280)	-	(450)
Less: undistributed earnings allocated to participating securities	(647)	(137)	(4,471)	-
Net income attributable to common stockholders (numerator for basic earnings per share)	35,604	19,709	279,205	32,579
Add back: undistributed earnings allocated to participating securities	647	137	4,471	-
Less: undistributed earnings reallocated to participating securities	(643)	(136)	(4,433)	-
Numerator for diluted earnings per share under two class method	$35,608	$19,710	$279,243	$32,579

Denominator
Weighted-average common shares outstanding	48,492,588	47,761,307	48,438,154	47,499,429
Add: dilutive effect of stock options	275,246	178,731	428,901	110,766
Denominator for diluted earnings per share under two class method	48,767,834	47,940,038	48,867,055	47,610,195

Basic Earnings Per Common Share	$0.73	$0.41	$5.76	$0.69
Diluted Earnings Per Common Share	$0.73	$0.41	$5.71	$0.68

M.D.C. HOLDINGS, INC.

 Notes to Unaudited Consolidated Financial Statements

Diluted EPS includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Common stock equivalents include stock options. Diluted EPS for the three and nine months ended September 30, 2013 excluded options to purchase approximately 4.2 million shares and 3.4 million shares, respectively, of common stock because the effect of their inclusion would be anti-dilutive. For the same periods in 2012, diluted EPS excluded options to purchase approximately 3.7 million shares and 4.8 million shares, respectively.

5.            Accumulated Other Comprehensive Income

The following table sets forth our changes in accumulated other comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Unrealized gains (losses) on available-for-sale marketable securities [a] :
Beginning balance	$884	$(1,390)	$4,838	$(7,240)
Other comprehensive income before reclassifications	1,766	5,377	(1,195)	12,027
Amounts reclassified from accumulated other comprehensive income [b]	194	(282)	(799)	(1,082)
Ending balance	$2,844	$3,705	$2,844	$3,705

Unrealized gains on available-for-sale metropolitan district bond securities [a] :
Beginning balance	$4,494	$-	$-	$-
Other comprehensive income before reclassifications	-	-	4,494	-
Amounts reclassified from accumulated other comprehensive income	-	-	-	-
Ending balance	$4,494	$-	$4,494	$-

Total ending accumulated other comprehensive income	$7,338	$3,705	$7,338	$3,705

(a)   All amounts net-of-tax.

(b)   See separate table below for details about these reclassifications.

The following table sets forth the activity related to reclassifications out of accumulated other comprehensive income related to available for sale securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
Affected Line Item in the Statements of Operations	2013	2012	2013	2012
	(Dollars in thousands)
Homebuilding interest income	$(311)	$317	$560	$1,235
Financial services interest and other income	(4)	(35)	118	(153)
Income before income taxes	(315)	282	678	1,082
Benefit from income taxes	121	-	121	-
Net income	$(194)	$282	$799	$1,082

M.D.C. HOLDINGS, INC.

 Notes to Unaudited Consolidated Financial Statements

6.             Fair Value Measurements

ASC 820, Fair Value Measurements (“ASC 820”) defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis:

		Fair Value
Financial Instrument	Hierarchy	September 30, 2013	December 31, 2012
		(Dollars in thousands)
Marketable securities (available-for-sale)
Equity securities	Level 1	$377,970	$208,818
Debt securities - maturity less than 1 year	Level 2	84,791	54,388
Debt securities - maturity 1 to 5 years	Level 2	120,170	277,514
Debt securities - maturity greater than 5 years	Level 2	17,326	11,218
Total available-for-sale securities		$600,257	$551,938

Mortgage loans held-for-sale, net	Level 2	$74,340	$119,953

Metropolitan district bond securities (available-for-sale)*	Level 3	$14,167	$12,920

* These securities were recorded at their cost-basis at December 31, 2012 as they were still under the cost recovery method of accounting. As such, the fair value presented for December 31, 2012 does not equal the amount we have recorded in our accompanying consolidated balance sheets.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents.  Fair value approximates carrying value.

Marketable Securities.  Our marketable securities consist primarily of: (1) fixed and floating rate interest earning debt securities, which may include, among others, United States government and government agency debt and corporate debt; (2) holdings in mutual fund equity securities which consist of debt and equity securities; (3) holdings in corporate equities; and (4) deposit securities, which may include, among others, certificates of deposit and time deposits. As of September 30, 2013 and December 31, 2012, all of our marketable securities were treated as available-for-sale investments and, as such, we have recorded all of our marketable securities at fair value with changes in fair value being recorded as a component of accumulated other comprehensive income.

M.D.C. HOLDINGS, INC.

 Notes to Unaudited Consolidated Financial Statements

The following table sets forth the amortized cost and estimated fair value of our available-for-sale marketable securities.

	September 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Homebuilding:
Equity security	$371,253	$373,990	$208,279	$208,818
Debt securities	202,771	204,451	306,793	310,647
Total homebuilding available-for-sale securities	$574,024	$578,441	$515,072	$519,465

Financial Services:
Equity security	$4,000	$3,980	$-	$-
Debt securities	17,577	17,836	32,028	32,473
Total financial services available-for-sale debt securities	$21,577	$21,816	$32,028	$32,473

Total available-for-sale marketable securities	$595,601	$600,257	$547,100	$551,938

As of September 30, 2013 and December 31, 2012, our marketable securities (homebuilding and financial services in aggregate) were in a net unrealized gain position of $4.7 million and $4.8 million, respectively.

Mortgage Loans Held-for-Sale, Net.  As of September 30, 2013, the primary components of our mortgage loans held-for-sale that are measured at fair value on a recurring basis are: (1) mortgage loans held-for-sale under commitments to sell; and (2) mortgage loans held-for-sale not under commitments to sell. At September 30, 2013 and December 31, 2012, we had $53.6 million and $108.3 million, respectively, of mortgage loans held-for-sale under commitments to sell for which fair value was based upon Level 2 inputs, which were the quoted market prices for those mortgage loans. At September 30, 2013 and December 31, 2012, we had $17.9 million and $11.7 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input.

Metropolitan District Bond Securities (Related Party).  Our Metropolitan District Bond Securities (“Metro Bonds”) are included in other assets in the Homebuilding section of our accompanying consolidated balance sheets. We acquired the Metro Bonds from a quasi-municipal corporation in the state of Colorado (the “Metro District”), which was formed to help fund and maintain the infrastructure associated with a master-planned community owned and operated by our Company. The Board of Directors of the Metro District currently is comprised of employees of the Company and therefore is a related party. Cash flows received by the Company from these securities reflect principal and interest payments from the Metro District that are supported by an annual levy on the taxable value of real estate and personal property within the Metropolitan District’s boundaries and a one-time fee assessed on new homes closed in the Metro District. The stated maturity date of the Metro Bonds is 2037. However, if the unpaid principal and all accrued interest are not paid off at that date, the Company will continue to receive principal and interest payments into perpetuity until the unpaid principal and accrued interest is paid in full. Through the first quarter of 2013, we accounted for these securities under the cost recovery method and they were not carried at fair value in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30).

In the second quarter of 2013, we determined that these securities no longer were required to be accounted for under the cost recovery method due to an increase in the number of new homes closed in the community coupled with the stabilization of property values within the Metro District. In accordance with ASC 310-30, we will adjust the bond principal balance on a prospective basis using an interest accretion model that utilizes future cash flows expected to be collected. Furthermore, as this investment is accounted for as an available-for-sale asset, we will update its fair value on a quarterly basis, with the adjustment being recorded through other comprehensive income. The fair value is based upon a discounted future cash flow model, which uses Level 3 inputs. The two primary unobservable inputs used in our discounted cash flow model are the forecasted number of homes to be closed, as they drive any increases to the tax base for the Metropolitan District, and the discount rate. The table on the following page provides quantitative data regarding each unobservable input and the sensitivity of fair value to potential changes in those unobservable inputs.

M.D.C. HOLDINGS, INC.

 Notes to Unaudited Consolidated Financial Statements

	Quantitative Data				Sensitivity Analysis
Unobservable Input	Range			Weighted Average	Movement in Fair Value from Increase in Input	Movement in Fair Value from Decrease in Input
Discount rate	6%	to	15%	11.1%	Decrease	Increase
Number of homes closed per year	0	to	118	38	Increase	Decrease

The table set forth below summarizes the activity for the three and nine months ended September 30, 2013 and 2012 for our Metro Bonds.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$13,835	$6,663	$5,818	$6,663
Increase in fair value (recorded in other comprehensive income)	-	-	7,354	-
Change due to accretion of principal	332	-	995	-
Cash receipts	-	-	-	-
Balance at end of period	$14,167	$6,663	$14,167	$6,663

Mortgage Repurchase Facility.  The debt associated with our Mortgage Repurchase Facility is at floating rates or at fixed rates that approximate current market rates and have relatively short-term maturities, generally within 30 days. The fair value approximates carrying value and is based on level 2 inputs.

Senior Notes. The estimated values of our senior notes in the following table are based on Level 2 inputs, including market prices of other homebuilder bonds.

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
5.375% Senior Notes due December 2014, net	$249,765	$262,350	$249,621	$267,208
5.375% Senior Notes due July 2015, net	249,925	264,313	249,895	268,867
5.625% Senior Notes due February 2020, net	245,731	257,031	245,326	273,125
6.000% Senior Notes due January 2043	350,000	304,719	-	-
Total	$1,095,421	$1,088,413	$744,842	$809,200

M.D.C. HOLDINGS, INC.

 Notes to Unaudited Consolidated Financial Statements

7.             Inventories

The following table sets forth, by reportable segment, information relating to our homebuilding inventories:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$253,824	$200,858
Mountain	192,176	183,522
East	188,159	128,569
Subtotal	634,159	512,949
Land and Land Under Development:
West	407,442	230,344
Mountain	194,113	137,221
East	98,419	122,007
Subtotal	699,974	489,572
Total Inventories	$1,334,133	$1,002,521

Our inventories are primarily associated with communities where we intend to construct and sell homes on the land, including models and unsold started homes. Costs capitalized to land and land under development primarily include: (1) land costs; (2) land development costs; (3) entitlement costs; (4) capitalized interest; (5) engineering fees; and (6) title insurance, real property taxes and closing costs directly related to the purchase of the land parcel. Components of housing completed or under construction primarily include: (1) land costs transferred from land and land under development; (2) direct construction costs associated with a house; (3) real property taxes, engineering fees, permits and other fees; (4) capitalized interest; and (5) indirect construction costs, which include field construction management salaries and benefits, utilities and other construction related costs. Land costs are transferred from land and land under development to housing completed or under construction at the point in time that construction of a home on an owned lot begins.

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

•	estimated future undiscounted cash flows and Operating Margin;
•	forecasted Operating Margin for homes in backlog;
•	actual and trending net and gross home orders;
•	base sales price and home sales incentive information for homes closed, homes in backlog and homes available for sale;
•	market information for each sub-market, including competition levels, home foreclosure levels, the size and style of homes currently being offered for sale and lot size; and
•	known or probable events indicating that the carrying value may not be recoverable.

If events or circumstances indicate that the carrying value of our inventory may not be recoverable, assets are reviewed for impairment by comparing the undiscounted estimated future cash flows from an individual subdivision (including capitalized interest) to its carrying value. If the undiscounted future cash flows are less than the subdivision’s carrying value, the carrying value of the subdivision is written down to its then estimated fair value. We generally determine the estimated fair value of each subdivision by determining the present value of the estimated future cash flows at discount rates that are commensurate with the risk of the subdivision under evaluation. For both the three and nine months ended September 30, 2013, we recorded $0.4 million in inventory impairment charges. For both the three and nine months ended September 30, 2012, we did not record any inventory impairment charges.

M.D.C. HOLDINGS, INC.

 Notes to Unaudited Consolidated Financial Statements

8.             Capitalization of Interest

We capitalize interest to inventories during the period of development in accordance with ASC 835, Interest (“ASC 835”). Homebuilding interest capitalized as a cost of inventories is included in cost of sales as related units or lots are sold. To the extent our homebuilding debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us. Qualified homebuilding assets consist of all lots and homes, excluding finished unsold homes or finished models, within projects that are actively selling or under development. The table set forth below summarizes homebuilding interest activity. The homebuilding interest expensed in the table below relates to the portion of interest incurred where our homebuilding debt exceeded our qualified inventory for such periods in accordance with ASC 835.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Homebuilding interest incurred	$15,852	$10,573	$45,536	$31,739
Less: Interest capitalized	(15,852)	(10,573)	(43,810)	(30,931)
Homebuilding interest expensed	$-	$-	$1,726	$808

Interest capitalized, beginning of period	$74,547	$67,101	$69,143	$58,742
Interest capitalized during period	15,852	10,573	43,810	30,931
Less: Previously capitalized interest included in home cost of sales	(15,567)	(8,655)	(38,121)	(20,654)
Interest capitalized, end of period	$74,832	$69,019	$74,832	$69,019

9.            Homebuilding Other Assets

The following table sets forth the components of homebuilding other assets.

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Land option deposits	$15,941	$8,246
Deferred marketing costs	14,159	13,874
Prepaid expenses	6,032	5,575
Goodwill	6,008	6,008
Deferred debt issuance costs, net	6,003	2,641
Other	2,794	2,615
Total	$50,937	$38,959

M.D.C. HOLDINGS, INC.

 Notes to Unaudited Consolidated Financial Statements

10.          Homebuilding Accrued Liabilities and Financial Services Accounts Payable and Accrued Liabilities

The following table sets forth information relating to homebuilding accrued liabilities.

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Accrued executive deferred compensation	$31,956	$28,475
Accrued compensation and related expenses	26,431	16,864
Warranty reserves	22,443	23,151
Accrued interest payable	15,191	13,698
Customer and escrow deposits	13,685	9,413
Land development and home construction accruals	6,919	9,545
Other accrued liabilities	18,809	17,310
Total accrued liabilities	$135,434	$118,456

The following table sets forth information relating to financial services accounts payable and accrued liabilities.

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Insurance reserves	$49,162	$47,852
Accounts payable and other accrued liabilities	8,690	4,012
Total accounts payable and accrued liabilities	$57,852	$51,864

11.          Warranty Accrual

We accrue warranty expenses for normal and recurring warranty claims at the time of our home closings, based on our trends in historical warranty payment levels. We also accrue warranty expense for warranty claims not considered to be normal and recurring as we become aware of them. Warranty payments incurred for an individual house may differ from the related accrual established for the home at the time it was closed. The actual disbursements for warranty claims are evaluated in the aggregate. We assess the adequacy of our warranty accrual on a quarterly basis and adjust the amounts recorded if necessary. The table set forth below summarizes warranty accrual and payment activity for the three and nine months ended September 30, 2013 and 2012. The adjustment in the nine month period ended September 30, 2013 was not material to our operations. Furthermore, the impact of the change in our warranty expense provision rates from the three months ended September 30, 2012 to 2013 and the nine months ended September 30, 2012 to 2013 did not materially affect our warranty expense or gross margin from home sales for the three and nine months ended September 30, 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$22,725	$24,036	$23,151	$25,525
Expense provisions	1,367	1,479	3,643	3,122
Cash payments	(1,649)	(2,433)	(4,651)	(5,565)
Adjustments	-	-	300	-
Balance at end of period	$22,443	$23,082	$22,443	$23,082

M.D.C. HOLDINGS, INC.

 Notes to Unaudited Consolidated Financial Statements

12.          Insurance Reserves

The establishment of reserves for estimated losses associated with insurance policies issued by Allegiant and re-insurance agreements issued by StarAmerican is based on actuarial or internally developed studies that include known facts and interpretations of circumstances, including our experience with similar cases and historical trends involving claim payment patterns, pending levels of unpaid claims, product mix or concentration, claim severity, frequency patterns such as those caused by accidents depending on the business conducted, and changing regulatory and legal environments.

The table set forth below summarizes the insurance reserve activity for the three and nine months ended September 30, 2013 and 2012. The insurance reserve is included as a component of accrued liabilities in the Financial Services section of the accompanying consolidated balance sheets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$47,834	$45,644	$47,852	$49,376
Expense provisions	1,885	1,063	5,187	2,752
Cash payments, net of recoveries	(557)	(1,797)	(3,877)	(7,218)
Balance at end of period	$49,162	$44,910	$49,162	$44,910

In the ordinary course of business, we make payments from our insurance reserves to settle litigation and claims arising primarily from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the three and nine months ended September 30, 2013, are not necessarily indicative of what future cash payments will be for subsequent periods. The increases in our expense provisions were driven by a higher number of homes delivered during the three and nine months ended September 30, 2013, when compared to the same periods in 2012, coupled with a higher expense provision rate per home closed as the result of updated actuarial studies.

13.          Income Taxes

We recorded an income tax benefit of $1.3 million and $188.2 million for the three and nine months ended September 30, 2013, respectively, compared to a benefit of $0.6 million and $1.8 million for the same respective periods in 2012. In the second quarter of 2013, we recorded a $187.6 million, or $3.80 per diluted share, reversal of a portion of our deferred tax asset valuation allowance. A portion of our remaining valuation allowance as of June 30, 2013 was related to an amount expected to be reversed in the third and fourth quarter of 2013 as pretax income is realized as required by ASC 740-270, Income Taxes - Interim Reporting, when a change in a valuation allowance is recognized in an interim period. As a result of the valuation allowance release in the 2013 second quarter and the utilization of a portion of our remaining valuation allowance during the 2013 third quarter, our effective tax rates in 2013 and 2012 are not meaningful as the income tax benefit is not directly correlated to the amount of pretax income or loss.

Deferred income taxes reflect the net tax effects of temporary differences between (1) the carrying amounts of the assets and liabilities for financial reporting purposes and (2) the amounts used for income tax purposes. A valuation allowance is recorded against a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not (a likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized. At March 31, 2013, we had a full valuation allowance totaling $238.8 million recorded against our net deferred tax asset. During the quarter ended June 30, 2013, we concluded that it was more likely than not that we would be able to realize substantially all of our operating loss carryforwards within the allowable carryforward periods and as such, we reversed substantially all of our deferred tax asset valuation allowance.

At September 30, 2013 we have a remaining valuation allowance of $25.0 million related to (1) an amount expected to be reversed in the fourth quarter of 2013 as pretax income is realized as required by ASC 740-270, Income Taxes - Interim Reporting, when a change in a valuation allowance is recognized in an interim period and (2) various state net operating loss carryforwards where realization is more uncertain at this time due to the more limited carryforward periods that exist in certain states.

M.D.C. HOLDINGS, INC.

 Notes to Unaudited Consolidated Financial Statements

In our evaluation of the need for, and level of, a valuation allowance recorded against our deferred tax assets at June 30, 2013, the most significant piece of evidence considered was the objective and direct positive evidence related to our recent financial results. Through June 30, 2013, we had generated pretax income in each of the six consecutive preceding quarters totaling $121.7 million, with our second quarter 2013 pretax income being higher than any of the five previous quarters. In prior periods, a significant part of the negative evidence we considered was our three-year cumulative loss position. However, at June 30, 2013, when including expected earnings from homes currently in our backlog, we no longer anticipated being in a cumulative loss position at December 31, 2013. Lastly, if our quarterly income in future years remained consistent with earnings levels experienced in recent quarters, we estimated that we would utilize all of our current federal net operating losses by 2016. Other negative evidence considered was the recent rise in mortgage interest rates, caused largely by an expectation that the Federal Reserve may taper its use of quantitative easing as early as the second half of 2013. However, the Federal Reserve has also indicated that such tapering would likely only occur if economic conditions continue to improve, which would help to offset the impact of rising interest rates on the homebuilding industry. Based on our evaluation of both positive and negative evidence, we concluded that the objective and direct positive evidence related to operating results achieved during the recent challenging economic and housing market conditions and the sustainability of current pretax income levels outweighed the negative evidence and that it is more likely than not that the substantial majority of the Company's deferred tax assets will be realized. After considering the results of the quarter ended September 30, 2013, we have determined that these conclusions reached during the second quarter of 2013 remain appropriate.

The components of our net deferred tax asset were as follows:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$95,131	$129,695
State net operating loss carryforwards	46,081	49,551
Alternative minimum tax and other tax credit carryforwards	13,001	10,988
Stock-based compensation expense	30,729	29,196
Warranty, litigation and other reserves	15,717	14,556
Deferred compensation retirement plans	12,303	11,252
Asset impairment charges	7,171	14,080
Inventory, additional costs capitalized for tax purposes	6,504	3,930
Other, net	2,976	2,063
Total deferred tax assets	229,613	265,311
Valuation allowance	(25,046)	(248,306)
Total deferred tax assets, net of valuation allowance	204,567	17,005

Deferred tax liabilities:
Property, equipment and other assets	5,580	5,753
Discount on notes receivable	4,204	4,204
Deferred revenue	3,751	3,796
Unrealized gain on marketable securities	4,671	1,863
Other, net	1,375	1,389
Total deferred tax liabilities	19,581	17,005
Net deferred tax asset	$184,986	$-

M.D.C. HOLDINGS, INC.

 Notes to Unaudited Consolidated Financial Statements

14.          Senior Notes

The following table sets forth the carrying amount of our senior notes as of September 30, 2013 and December 31, 2012, net of applicable discounts:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
5.375% Senior Notes due December 2014, net	$249,765	$249,621
5.375% Senior Notes due July 2015, net	249,925	249,895
5.625% Senior Notes due February 2020, net	245,731	245,326
6.000% Senior Notes due January 2043	350,000	-
Total	$1,095,421	$744,842

On January 10, 2013, we issued $250 million of 6% senior notes due 2043. On May 8, 2013, we issued an additional $100 million of 6% senior notes due 2043, which are of the same series and have the same terms as the notes issued on January 10, 2013 (collectively the “6% Notes”). The 6% Notes, which pay interest semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2013, are general unsecured obligations of MDC and rank equally and ratably with our other general unsecured and unsubordinated indebtedness. We received total proceeds of $346.9 million, net of underwriting fees of $3.1 million.

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

During the three and nine months ended September 30, 2013, we recognized $1.9 million and $4.7 million, respectively, for option grants, compared to $3.6 million and $8.3 million, respectively, during the same periods in the prior year. The decrease in expense for the three and nine months ended September 30, 2013 was primarily driven by the expense recorded for the performance-based awards (discussed below) in the three and nine months ended September 30, 2012, which was not recorded in the second and third quarters of 2013 as these performance-based awards were fully vested in the 2013 first quarter. We recognized $1.1 million and $3.5 million, respectively, for restricted stock awards during the three and nine months ended September 30, 2013 compared to $1.3 million and $4.3 million, respectively, during the same periods in the prior year.

On March 8, 2012, the Company granted a performance-based non-qualified stock option to each of our Chief Executive Officer and our Chief Operating Officer for 500,000 shares of common stock under our 2011 Equity Incentive Plan. The terms of the performance-based options provide that, over a three year period, one third of the option shares would vest as of March 1 following any fiscal year in which, in addition to the Company achieving a gross margin from home sales of at least 16.7% (as calculated in our 2011 Form 10-K, excluding warranty adjustments and interest), the Company achieved: (1) at least a 10% increase in total revenue over 2011 (166,667 option shares vest); (2) at least a 15% increase in total revenue over 2011 (166,667 option shares vest); or (3) at least a 20% increase in total revenue over 2011 (166,666 option shares vest). Any of the three tranches of option shares that were not performance-vested by March 1, 2015 would be forfeited. ASC 718 prohibits recognition of expense associated with performance-based stock awards until achievement of the performance targets are probable of occurring.

In accordance with ASC 718, the performance-based awards were assigned a fair value of $7.42 per share on the date of grant. The maximum potential expense that would be recognized by the Company if all of the performance targets were met was approximately $7.4 million. At December 31, 2012 all performance targets had been achieved. Therefore, $6.2 million of compensation expense was recognized related to the grant of these awards during the year ended December 31, 2012. The balance of the unamortized stock-based compensation expense was amortized during the first two months of 2013, based on the vesting date of March 1, 2013.

M.D.C. HOLDINGS, INC.

 Notes to Unaudited Consolidated Financial Statements

16.          Commitments and Contingencies

Surety Bonds and Letters of Credit. We are required to provide surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At September 30, 2013, we had issued and outstanding surety bonds and letters of credit totaling $83.9 million and $30.1 million, respectively, including $15.5 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $34.4 million and $10.1 million, respectively. Among our letter of credit facilities are three committed revolving facilities, the terms of which provide that up to $65 million of letters of credit may be issued thereunder. In the event any such surety bonds or letters of credit issued by third parties are called, MDC would be obligated to reimburse the issuer of the bond or letter of credit. We believe that we were in compliance with the covenants in the letter of credit facilities at September 30, 2013.

Mortgage Loan Loss Reserves.   In the normal course of business, we establish reserves for potential losses associated with HomeAmerican’s sale of mortgage loans to third-parties. These reserves are created to address repurchase and indemnity claims by third-party purchasers of the mortgage loans, which claims arise primarily from various loan document manufacturing quality assertions as well as allegations of homebuyer fraud at the time of origination of the loan. These reserves are based upon, among other things: (1) pending claims received from third-party purchasers associated with previously sold mortgage loans; and (2) a current assessment of the potential exposure associated with future claims of fraud in mortgage loans originated in prior periods. In addition to reserves established for mortgage loans previously sold to third-parties, we establish reserves for loans that we have repurchased if we believe the loss is likely and estimable. Our mortgage loan reserves are reflected as a component of accrued liabilities in the Financial Services section of the accompanying consolidated balance sheets, and the associated expenses are included in Expenses in the Financial Services section of the accompanying consolidated statements of operations.

The following table summarizes mortgage loan loss reserve activity for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$1,350	$1,118	$976	$830
Expense provisions	651	153	1,226	604
Cash payments	(200)	(128)	(356)	(226)
Adjustments	-	-	(45)	(65)
Balance at end of period	$1,801	$1,143	$1,801	$1,143

Legal Accruals. Because of the nature of the homebuilding business, we have been named as defendants in various claims, complaints and other legal actions arising in the ordinary course of business, including construction defect claims, product liability claims and claims associated with the sale and financing of homes. In the opinion of management, the outcome of these ordinary course matters will not have a material adverse effect upon our financial condition, results of operations or cash flows.

Lot Option Contracts. In the normal course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allows us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments and minimizes the amount of our land inventories on our consolidated balance sheets. Our obligation with respect to Option Contracts generally is limited to forfeiture of the related deposits. At September 30, 2013, we had cash deposits and letters of credit totaling $12.6 million and $3.7 million, respectively, at risk associated with the option to purchase 2,771 lots.

M.D.C. HOLDINGS, INC.

 Notes to Unaudited Consolidated Financial Statements

17.          Derivative Financial Instruments

We utilize certain derivative instruments in the normal course of business, which primarily include commitments to originate mortgage loans (interest rate lock commitments or locked pipeline) and forward sales of mortgage-backed securities commitments, both of which typically are short-term in nature. Forward sales securities commitments and private investor sales commitments are utilized to hedge changes in fair value of mortgage loan inventory and commitments to originate mortgage loans. At September 30, 2013, we had $145.5 million in interest rate lock commitments and $95.5 million in forward sales of mortgage-backed securities.

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

18.          Mortgage Repurchase Facility

HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). This agreement was amended on September 20, 2013 and extended until September 19, 2014. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. The Mortgage Repurchase Facility had a maximum aggregate commitment of $50 million as of September 30, 2013. At September 30, 2013 and December 31, 2012, we had $38.9 million and $76.3 million (the Mortgage Repurchase Facility had a temporary increase in the commitment up to $80 million from December 31, 2012 through January 31, 2013), respectively, of mortgage loans that we were obligated to repurchase under our Mortgage Repurchase Facility. Mortgage loans that we are obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a Pricing Rate equal to the greater of (i) the LIBOR Rate (as defined in the Mortgage Repurchase Facility) plus 2.75%, or (ii) 3.00%. The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants customary for agreements of this type. The negative covenants include, among others, (i) an Adjusted Tangible Net Worth requirement, (ii) a minimum Adjusted Tangible Net Worth Ratio, (iii) an Adjusted Net Income requirement, and (iv) a minimum Liquidity requirement. The foregoing terms are defined in the Mortgage Repurchase Facility. We believe we were in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of September 30, 2013.

19.          Subsequent Events

In response to concerns expressed by significant institutional investors, and in accordance with the recommendation of an independent compensation consultant to the Company’s Compensation Committee the, Company announced that it had reached agreements (collectively, the “Second Amendments”) with its Chief Executive Officer, Larry A. Mizel, and its Chief Operating Officer, David D. Mandarich (collectively, the “Executive Officers”), for the early termination, effective on October 18, 2013, of the Retirement Benefits contained in their respective Employment Agreements restated as of August 1, 2008, as amended on March 8, 2012. Pursuant to the Second Amendments, the Company will pay each of Mr. Mizel and Mr. Mandarich a deferred lump sum in the amount of $14.8 million and $16.0 million, respectively, in full satisfaction of their past, present and future Retirement Benefits. The Company’s termination of the Retirement Benefits is irrevocable. These payments, which equal the amounts accrued on the books of the Company through June 30, 2013 with respect to the Company’s estimated liability to pay Retirement Benefits, will be made to the Executive Officers on October 20, 2014. As a result of the termination of the Retirement Benefits, the Company will no longer incur ongoing Retirement Benefit accruals.

The deductibility of the Second Amendment payments for tax purposes under Internal Revenue Code (“IRC”) Section 162(m) will be determined at the end of the taxable year in which the payments are made. However, because the Company believes that it is more likely than not that the payments will not be deductible, as part of its 2013 fourth quarter income tax expense determination, the Company will record a valuation allowance of approximately $11.9 million against its deferred tax asset. Whether or not the payments are deductible under IRC Section. 162(m), the Board of Directors believes that the early termination of the Retirement Benefits is in the best interests of the Company and its shareholders.

M.D.C. HOLDINGS, INC.

 Notes to Unaudited Consolidated Financial Statements

20.          Supplemental Guarantor Information

Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by the following subsidiaries (collectively, the “Guarantors”), which are 100%-owned subsidiaries of the Company.

●	M.D.C. Land Corporation
●	RAH of Florida, Inc.
●	Richmond American Construction, Inc.
●	Richmond American Homes of Arizona, Inc.
●	Richmond American Homes of Colorado, Inc.
●	Richmond American Homes of Delaware, Inc.
●	Richmond American Homes of Florida, LP
●	Richmond American Homes of Illinois, Inc.
●	Richmond American Homes of Maryland, Inc.
●	Richmond American Homes of Nevada, Inc.
●	Richmond American Homes of New Jersey, Inc.
●	Richmond American Homes of Pennsylvania, Inc.
●	Richmond American Homes of Utah, Inc.
●	Richmond American Homes of Virginia, Inc.
●	Richmond American Homes of Washington, Inc.

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

M.D.C. HOLDINGS, INC.

 Notes to Unaudited Consolidated Financial Statements

Following are reconciliations of the amounts previously reported to the reclassified amounts as stated in the following components of the Supplemental Condensed Combining Statements of Cash Flows for the nine months ended September 30, 2012.

MDC Column for the Nine Months Ended September 30, 2012	As Previously Reported	Reclassify the non-cash equity income (loss) of subsidiaries	As Reclassified
	(Dollars in thousands)
Net Cash provided by (used in) operating activities	$39,291	$(46,776)	$(7,485)
Payments from (advances to) subsidiaries	$(92,930)	$46,776	$(46,154)
Net cash provided by (used in) financing activities	$(113,156)	$46,776	$(66,380)
Net increase (decrease) in cash and cash equivalents	$(81,971)	$-	$(81,971)

M.D.C. HOLDINGS, INC.

 Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Balance Sheets

	September 30, 2013
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
	Dollars in thousands
ASSETS
Homebuilding:
Cash and cash equivalents	$145,491	$4,089	$-	$-	$149,580
Marketable securities	578,441	-	-	-	578,441
Restricted cash	-	2,186	-	-	2,186
Trade Receivables	9,881	21,937	-	(2,330)	29,488
Inventories:
Housing completed or under construction	-	634,159	-	-	634,159
Land and land under development	-	699,974	-	-	699,974
Total inventories	-	1,334,133	-	-	1,334,133

Intercompany receivables	1,109,004	2,578	16	(1,111,598)	-
Investment in subsidiaries	280,233	-	-	(280,233)	-
Deferred tax asset	181,728	-	-	3,258	184,986
Other assets, net	51,076	45,636	-	-	96,712
Total Homebuilding Assets	2,355,854	1,410,559	16	(1,390,903)	2,375,526

Financial Services:
Cash and cash equivalents	-	-	47,706	-	47,706
Marketable securities	-	-	21,816	-	21,816
Trade Receivables	-	-	1,831	-	1,831
Intercompany receivables	-	-	12,043	(12,043)	-
Mortgage loans held-for-sale, net	-	-	74,340	-	74,340
Other assets, net	-	-	10,120	(3,258)	6,862
Total Financial Services Assets	-	-	167,856	(15,301)	152,555
Total Assets	$2,355,854	$1,410,559	$167,872	$(1,406,204)	$2,528,081

LIABILITIES AND EQUITY

Homebuilding:
Accounts payable	$-	$20,030	$-	$-	$20,030
Accrued liabilities	65,368	67,050	65	2,951	135,434
Advances and notes payable to parent and subsidiaries	14,633	1,085,845	18	(1,100,496)	-
Senior notes, net	1,095,421	-	-	-	1,095,421
Total Homebuilding Liabilities	1,175,422	1,172,925	83	(1,097,545)	1,250,885

Financial Services:
Accounts payable and other liabilities	-	-	63,133	(5,281)	57,852
Advances and notes payable to parent and subsidiaries	-	-	23,145	(23,145)	-
Mortgage repurchase facility	-	-	38,912	-	38,912
Total Financial Services Liabilities	-	-	125,190	(28,426)	96,764
Total Liabilities	1,175,422	1,172,925	125,273	(1,125,971)	1,347,649

Equity:
Total Stockholders' Equity	1,180,432	237,634	42,599	(280,233)	1,180,432
Total Liabilities and Stockholders' Equity	$2,355,854	$1,410,559	$167,872	$(1,406,204)	$2,528,081

M.D.C. HOLDINGS, INC.

 Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Balance Sheets

	December 31, 2012
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and cash equivalents	$125,904	$3,308	$323	$-	$129,535
Marketable securities	519,465	-	-	-	519,465
Restricted cash	-	1,859	-	-	1,859
Trade Receivables	6,563	18,846	2,754	-	28,163
Inventories:
Housing completed or under construction	-	469,495	43,454	-	512,949
Land and land under development	-	467,915	21,657	-	489,572
Total inventories	-	937,410	65,111	-	1,002,521

Intercompany receivables	812,731	2,589	-	(815,320)	-
Investment in subsidiaries	198,465	-	-	(198,465)	-
Other assets, net	40,565	28,524	8,813	-	77,902
Total Homebuilding Assets	1,703,693	992,536	77,001	(1,013,785)	1,759,445

Financial Services:
Cash and cash equivalents	-	-	30,560	-	30,560
Marketable securities	-	-	32,473	-	32,473
Intercompany receivables	-	-	9,779	(9,779)	-
Mortgage loans held-for-sale, net	-	-	119,953	-	119,953
Other assets, net	-	-	4,710	(1,700)	3,010
Total Financial Services Assets	-	-	197,475	(11,479)	185,996
Total Assets	$1,703,693	$992,536	$274,476	$(1,025,264)	$1,945,441

LIABILITIES AND EQUITY

Homebuilding:
Accounts payable	$-	$67,257	$5,798	$-	$73,055
Accrued liabilities	63,886	46,761	7,809	-	118,456
Advances and notes payable to parent and subsidiaries	14,068	758,155	52,839	(825,062)	-
Senior notes, net	744,842	-	-	-	744,842
Total Homebuilding Liabilities	822,796	872,173	66,446	(825,062)	936,353

Financial Services:
Accounts payable and other liabilities	-	-	51,864	-	51,864
Advances and notes payable to parent and subsidiaries	-	-	1,737	(1,737)	-
Mortgage repurchase facility	-	-	76,327	-	76,327
Total Financial Services Liabilities	-	-	129,928	(1,737)	128,191
Total Liabilities	822,796	872,173	196,374	(826,799)	1,064,544

Equity:
Total Stockholders' Equity	880,897	120,363	78,102	(198,465)	880,897
Total Liabilities and Stockholders' Equity	$1,703,693	$992,536	$274,476	$(1,025,264)	$1,945,441

M.D.C. HOLDINGS, INC.

 Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statements of Operations and Comprehensive Income

	Three Months Ended September 30, 2013
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$433,718	$-	$-	$433,718
Cost of Sales	-	(354,924)	-	-	(354,924)
Inventory impairments	-	(350)	-	-	(350)
Gross margin	-	78,444	-	-	78,444

Selling, general, and administrative expenses	(18,067)	(39,594)	2	(94)	(57,753)
Equity income of subsidiaries	29,421	-	-	(29,421)	-
Interest income	6,458	2	-	-	6,460
Interest expense	-	-	-	-	-
Other income (expense), net	(27)	(472)	11	-	(488)
Homebuilding pretax income (loss)	17,785	38,380	13	(29,515)	26,663

Financial Services:
Financial services pretax income	-	-	8,152	94	8,246

Income before income taxes	17,785	38,380	8,165	(29,421)	34,909
(Provision) benefit for income taxes	18,466	(13,820)	(3,304)	-	1,342

Net income	$36,251	$24,560	$4,861	$(29,421)	$36,251

Other comprehensive income related to available for sale securities, net of tax	1,874	-	86	-	1,960
Comprehensive income	$38,125	$24,560	$4,947	$(29,421)	$38,211

	Three Months Ended September 30, 2012
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$303,503	$18,919	$(1,760)	$320,662
Cost of Sales	-	(257,322)	(15,507)	1,760	(271,069)
Inventory impairments	-	-	-	-	-
Gross margin	-	46,181	3,412	-	49,593

Selling, general, and administrative expenses	(15,461)	(29,164)	(163)	-	(44,788)
Equity income of subsidiaries	26,656	-	-	(26,656)	-
Interest income	5,364	1	-	-	5,365
Interest expense	-	-	-	-	-
Other income (expense), net	97	132	(213)	-	16
Homebuilding pretax income (loss)	16,656	17,150	3,036	(26,656)	10,186

Financial Services:
Financial services pretax income	-	-	9,298	-	9,298

Income before income taxes	16,656	17,150	12,334	(26,656)	19,484
(Provision) benefit for income taxes	3,470	586	(3,414)	-	642

Net income	$20,126	$17,736	$8,920	$(26,656)	$20,126

Other comprehensive income related to available for sale securities, net of tax	4,909	-	186	-	5,095
Comprehensive income	$25,035	$17,736	$9,106	$(26,656)	$25,221

M.D.C. HOLDINGS, INC.

 Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statements of Operations and Comprehensive Income

	Nine Months Ended September 30, 2013
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$1,168,848	$-	$(1,248)	$1,167,600
Cost of Sales	-	(959,610)	-	1,248	(958,362)
Inventory impairments	-	(350)	-	-	(350)
Gross margin	-	208,888	-	-	208,888

Selling, general, and administrative expenses	(48,163)	(109,439)	(1)	(259)	(157,862)
Equity income of subsidiaries	99,079	-	-	(99,079)	-
Interest income	21,139	7	-	-	21,146
Interest expense	(1,726)	-	-	-	(1,726)
Other income (expense), net	1,341	(499)	11	-	853
Homebuilding pretax income (loss)	71,670	98,957	10	(99,338)	71,299

Financial Services:
Financial services pretax income	-	-	23,949	259	24,208

Income before income taxes	71,670	98,957	23,959	(99,079)	95,507
(Provision) benefit for income taxes	212,006	(14,646)	(9,191)	-	188,169

Net income	$283,676	$84,311	$14,768	$(99,079)	$283,676

Other comprehensive income related to available for sale securities, net of tax	2,706	-	(206)	-	2,500
Comprehensive income	$286,382	$84,311	$14,562	$(99,079)	$286,176

	Nine Months Ended September 30, 2012
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Homebuilding:
Revenues	$-	$720,358	$49,632	$(4,713)	$765,277
Cost of Sales	-	(616,077)	(41,787)	4,713	(653,151)
Inventory impairments	-	-	-	-	-
Gross margin	-	104,281	7,845	-	112,126

Selling, general, and administrative expenses	(38,030)	(77,535)	(2,570)	-	(118,135)
Equity income of subsidiaries	46,776	-	-	(46,776)	-
Interest income	16,642	9	-	-	16,651
Interest expense	(778)	(30)	-	-	(808)
Other income (expense), net	535	208	(151)	-	592
Homebuilding pretax income (loss)	25,145	26,933	5,124	(46,776)	10,426

Financial Services:
Financial services pretax income	-	-	20,838	-	20,838

Income before income taxes	25,145	26,933	25,962	(46,776)	31,264
(Provision) benefit for income taxes	7,884	1,519	(7,638)	-	1,765

Net income	$33,029	$28,452	$18,324	$(46,776)	$33,029

Other comprehensive income related to available for sale securities, net of tax	10,735	-	210	-	10,945
Comprehensive income	$43,764	$28,452	$18,534	$(46,776)	$43,974

M.D.C. HOLDINGS, INC.

 Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statements of Cash Flows

	Nine Months Ended September 30, 2013
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$5,851	$(357,618)	$125,907	$-	$(225,860)
Net cash used in investing activities	(61,032)	(881)	10,323	-	(51,590)
Financing activities:
Payments from (advances to) subsidiaries	(277,288)	359,280	(81,992)	-	-
Mortgage repurchase facility	-	-	(37,415)	-	(37,415)
Proceeds from issuance of senior notes	346,938	-	-	-	346,938
Proceeds from the exercise of stock options	5,118	-	-	-	5,118
Net cash provided by (used in) financing activities	74,768	359,280	(119,407)	-	314,641

Net increase in cash and cash equivalents	19,587	781	16,823	-	37,191
Cash and cash equivalents:
Beginning of period	125,904	3,308	30,883	-	160,095
End of period	$145,491	$4,089	$47,706	$-	$197,286

	Nine Months Ended September 30, 2012
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(7,485)	$(37,887)	$(5,083)	$-	$(50,455)
Net cash used in investing activities	(8,106)	(719)	1,756	-	(7,069)
Financing activities:
Payments from (advances to) subsidiaries	(46,154)	39,310	6,844	-	-
Mortgage repurchase facility	-	-	(1,814)	-	(1,814)
Proceeds from the exercise of stock options	15,820	-	-	-	15,820
Dividend payments	(36,046)	-	-	-	(36,046)
Net cash provided by (used in) financing activities	(66,380)	39,310	5,030	-	(22,040)

Net increase (decrease) in cash and cash equivalents	(81,971)	704	1,703	-	(79,564)
Cash and cash equivalents:
Beginning of period	313,566	2,771	27,024	-	343,361
End of period	$231,595	$3,475	$28,727	$-	$263,797

ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in "Item 1A: Risk Factors Relating to our Business" of our Annual Report on Form 10-K for the year ended December 31, 2012 and this Quarterly Report on Form 10-Q.

M.D.C. HOLDINGS, INC.

Selected Financial Information (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$433,693	$320,647	$1,165,768	$761,857
Land sale revenues	25	15	1,832	3,420
Total home and land sale revenues	433,718	320,662	1,167,600	765,277
Home cost of sales	(354,889)	(271,067)	(956,892)	(649,941)
Land cost of sales	(35)	(2)	(1,470)	(3,210)
Inventory impairments	(350)	-	(350)	-
Total cost of sales	(355,274)	(271,069)	(958,712)	(653,151)
Gross margin	78,444	49,593	208,888	112,126
Gross margin %	18.1%	15.5%	17.9%	14.7%
Selling, general and administrative expenses	(57,753)	(44,788)	(157,862)	(118,135)
Interest income	6,460	5,365	21,146	16,651
Interest expense	-	-	(1,726)	(808)
Other income (expense)	(488)	16	853	592
Homebuilding pretax income	26,663	10,186	71,299	10,426

Financial Services:
Revenues	14,282	13,668	40,672	31,974
Expenses	(6,921)	(5,155)	(19,144)	(13,459)
Interest and other income	885	785	2,680	2,323
Financial services pretax income	8,246	9,298	24,208	20,838

Income before income taxes	34,909	19,484	95,507	31,264
Benefit from income taxes	1,342	642	188,169	1,765
Net income	$36,251	$20,126	$283,676	$33,029

Earnings per share:
Basic	$0.73	$0.41	$5.76	$0.69
Diluted	$0.73	$0.41	$5.71	$0.68

Weighted average common shares outstanding:
Basic	48,492,588	47,761,307	48,438,154	47,499,429
Diluted	48,767,834	47,940,038	48,867,055	47,610,195

Dividends declared per share	$-	$0.25	$-	$0.75

Cash provided by (used in):
Operating Activities	$(79,617)	$(34,865)	$(225,860)	$(50,455)
Investing Activities	$37,421	$(45,314)	$(51,590)	$(7,069)
Financing Activities	$(9,936)	$17,852	$314,641	$(22,040)

Overview

For the three and nine months ended September 30, 2013, our operating results improved year-over-year in nearly all operating metrics. However, the recent increase in mortgage interest rates from historically low levels, combined with the significant year-over-year home price increases, and the economic uncertainty created by the government shutdown, debt ceiling debates, and the potential for tapering of federal stimulus, have recently dampened near-term housing demand and may slow the rate of improvement and create volatility in the recovery of the homebuilding industry. We, however, continue to believe that a solid housing recovery is ongoing, supported by attractive affordability levels and a historically low inventory of available-for-sale housing. Similar to our 2013 second quarter, our homebuilding pretax income increased considerably for the three and nine months ended September 30, 2013, compared to the same periods in the prior year, due to strong growth in home sale revenues and an expansion of operating margins. Additionally, our financial services business also generated strong financial results for both periods as a result of increased origination volumes and strong margins.

For the 2013 third quarter, we reported net income of $36.3 million, or $0.73 per diluted share, compared to net income of $20.1 million, or $0.41 per diluted share for the year earlier period. The improvement in our performance was driven primarily by a 35% increase in home sale revenues, a 260 basis point improvement in our gross margin from homes sales and a 70 basis point reduction in our homebuilding selling, general and administrative (“SG&A”) expenses as a percentage of home sale revenues (“SG&A rate”). The combination of these factors led to a 200 basis point year-over-year improvement in our total pretax operating margin to 7.8%.

For the nine months ended September 30, 2013, we reported net income of $283.7 million, or $5.71 per diluted share, compared to net income of $33.0 million, or $0.68 per diluted share for the year earlier period. The improvement in our performance was driven primarily by the $187.6 million reversal of our deferred tax asset valuation allowance in the 2013 second quarter, a 53% increase in home sale revenues, a 320 basis point improvement in our gross margin from homes sales, a 200 basis point reduction in our SG&A rate and a $3.4 million increase in our financial services segment pretax income. The combination of these factors, excluding the deferred tax asset valuation allowance reversal, drove a 400 basis point year-over-year improvement in our total pretax operating margin to 7.9%.

During the 2013 third quarter, net new home orders decreased 8% year-over-year to 924 homes, driven largely by a 19% decrease in our average active communities, which was partially offset by a 14% improvement in our monthly absorption pace per active community. For the nine months ended September 30, 2013, our net new home orders increased 3% year-over-year to 3,575 homes, driven by a 31% improvement in our monthly absorption pace per active community that was mostly offset by a 21% decrease in our average active communities. During both periods, the Company actively managed the absorption pace of home orders through routine price increases in most active subdivisions, with a goal of creating an appropriate balance between gross margins and absorption pace. In addition to lower active community counts, home orders during the 2013 third quarter were adversely impacted by a significant increase in mortgage interest rates.

Our active community count as of September 30, 2013 decreased by 19% year-over-year, due in large part to an accelerated sell-out of many communities based on high homebuyer demand and various delays in opening new communities. However, our investment in new homebuilding projects over the past year, including 2,117 lots purchased in 55 communities during the 2013 third quarter and 6,652 lots in 139 communities for the first nine months of 2013, has helped to increase our total supply of lots owned and under option to over 15,800 at September 30, 2013, an increase of 52% year-over-year. We believe that this increase in acquisition activity, combined with the lots acquired in the second half of 2012, will help drive growth in our active community count in future periods. See “Forward-Looking Statements” below.

Our financial position remained strong at the end of the quarter, as evidenced by our total cash and marketable securities of $797.5 million, which increased by $85.5 million since the start of the year. The increase was driven by the issuance of $350 million of 30-year 6% senior unsecured notes due 2043 during the first half of 2013, partially offset by investments made in new homebuilding inventories. We believe that our strong financial position gives us a competitive advantage as we pursue attractive land acquisition opportunities as the housing market improves, which can help us further grow our operations in the future.

Homebuilding

Pretax Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	Amount	%	2013	2012	Amount	%
	(Dollars in thousands)
Homebuilding pretax income (loss):
West	$19,539	$8,334	$11,205	134%	$46,929	$11,178	$35,751	320%
Mountain	12,203	6,951	5,252	76%	39,341	13,746	25,595	186%
East	6,657	4,907	1,750	36%	12,708	7,143	5,565	78%
Corporate	(11,736)	(10,006)	(1,730)	17%	(27,679)	(21,641)	(6,038)	28%
Total homebuilding pretax income	$26,663	$10,186	$16,477	162%	$71,299	$10,426	$60,873	584%

The $16.5 million improvement in our homebuilding financial performance for the 2013 third quarter was driven primarily by a 35% increase in home sale revenues, a 260 basis point improvement in our gross margin from home sales and a 70 basis point reduction in our SG&A rate. The $60.9 million improvement in our homebuilding financial performance for the nine months ended September 30, 2013 was primarily the result of a 53% increase in home sale revenues, a 320 basis point improvement in our gross margin from home sales and a 200 basis point reduction in our SG&A rate.

Each of our homebuilding reportable segments showed substantial improvements in pretax income for both the three and nine months ended September 30, 2013 as compared with the same periods in 2012, benefiting from significant increases in home sale revenues and gross margins from home sales. Also, excluding a $2.5 million legal recovery in the first quarter of 2012 for our East segment, our SG&A rates for all homebuilding segments in both periods presented showed strong improvements. Our pretax loss for our non-operating Corporate reportable segment increased by $1.7 million and $6.0 million for the three and nine months ended September 30, 2013, respectively, driven primarily by increases in our general and administrative expenses related to our accrual for higher incentive-based compensation and higher legal expenses, which was partially offset by reduced stock-based compensation expense.

Assets

	September 30,	December 31,	Change
	2013	2012	Amount	%
	(Dollars in thousands)
Homebuilding assets:
West	$694,591	$459,807	$234,784	51%
Mountain	403,711	332,939	70,772	21%
East	309,678	274,199	35,479	13%
Corporate	967,546	692,500	275,046	40%
Total homebuilding assets	$2,375,526	$1,759,445	$616,081	35%

Homebuilding assets in all of our reportable segments, most notably our West segment, increased considerably from December 31, 2012 to September 30, 2013, as higher construction and land acquisition activity drove an increase in our inventory balances. Homebuilding assets in our Corporate segment increased $275.0 million from December 31, 2012 to September 30, 2013, primarily due to an increase in our deferred tax asset after the $187.6 million reversal of our deferred tax asset valuation allowance in the 2013 second quarter. The remainder of the increase in our Corporate segment is primarily due to cash flows from our issuance of $350 million of 30-year 6% senior unsecured notes, offset by significant investments in homebuilding inventories.

Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	Amount	%	2013	2012	Amount	%
	(Dollars in thousands)
Home and land sale revenues
West	$188,456	$148,037	$40,419	27%	$487,949	$335,002	$152,947	46%
Mountain	134,992	96,335	38,657	40%	402,137	236,625	165,512	70%
East	110,270	76,290	33,980	45%	277,514	193,650	83,864	43%
Total home and land sale revenues	$433,718	$320,662	$113,056	35%	$1,167,600	$765,277	$402,323	53%

The increases in home and land sale revenues for both the three and nine month periods ended September 30, 2013 were driven primarily by 21% and 37% increases in new home deliveries, respectively, and 12% and 11% increases in average selling price, respectively.

New Home Deliveries:

	Three Months Ended September 30,
	2013			2012			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	173	$42,029	$242.9	203	$44,877	$221.1	(15)%	(6)%	10%
California	156	57,852	370.8	131	46,580	355.6	19%	24%	4%
Nevada	187	53,017	283.5	178	37,679	211.7	5%	41%	34%
Washington	110	35,558	323.3	63	18,894	299.9	75%	88%	8%
West	626	188,456	301.0	575	148,030	257.4	9%	27%	17%
Colorado	320	120,402	376.3	229	81,706	356.8	40%	47%	5%
Utah	45	14,565	323.7	53	14,632	276.1	(15)%	(0)%	17%
Mountain	365	134,967	369.8	282	96,338	341.6	29%	40%	8%
Maryland	100	43,574	435.7	65	29,382	452.0	54%	48%	(4)%
Virginia	90	46,866	520.7	67	34,069	508.5	34%	38%	2%
Florida	76	19,830	260.9	50	12,828	256.6	52%	55%	2%
East	266	110,270	414.5	182	76,279	419.1	46%	45%	(1)%
Total	1,257	$433,693	$345.0	1,039	$320,647	$308.6	21%	35%	12%

New Home Deliveries:

	Nine Months Ended September 30,
	2013			2012			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	443	$105,662	$238.5	418	$89,920	$215.1	6%	18%	11%
California	469	168,640	359.6	319	107,768	337.8	47%	56%	6%
Nevada	481	127,611	265.3	439	87,735	199.9	10%	45%	33%
Washington	269	86,034	319.8	166	48,060	289.5	62%	79%	10%
West	1,662	487,947	293.6	1,342	333,483	248.5	24%	46%	18%
Colorado	933	347,211	372.1	539	192,923	357.9	73%	80%	4%
Utah	171	53,097	310.5	151	41,874	277.3	13%	27%	12%
Mountain	1,104	400,308	362.6	690	234,797	340.3	60%	70%	7%
Maryland	237	100,685	424.8	156	67,953	435.6	52%	48%	-2%
Virginia	248	123,335	497.3	196	92,395	471.4	27%	33%	5%
Florida	207	53,493	258.4	133	32,678	245.7	56%	64%	5%
Illinois	-	-	-	2	551	275.5	N/M	N/M	N/M
East	692	277,513	401.0	487	193,577	397.5	42%	43%	1%
Total	3,458	$1,165,768	$337.1	2,519	$761,857	$302.4	37%	53%	11%

N/M- Not meaningful

The increase in the dollar value of new home deliveries for the three and nine months ended September 30, 2013 was primarily attributable to an increase of 19% and 76%, respectively, in the dollar value of homes in backlog to start those periods as compared to the prior year resulting from improved housing demand over the prior several quarters. Excluding our Arizona and Utah markets for the 2013 third quarter, all markets in which we operate showed year-over-year improvements in the dollar value of new home deliveries for both periods presented. Decreases in our Arizona and Utah markets for the 2013 third quarter resulted largely from lower average active community counts in these divisions during the first half of 2013, which drove year-over-year reductions in the dollar value of homes in backlog to start the quarter.

The year-over-year increases in our average selling price for the three and nine month periods ended September 30, 2013 were primarily driven by price increases instituted at most of our communities throughout our operations over the past 18 months combined with a decrease in incentives due to improved homebuyer demand.

Gross Margin

Gross margin from home sales for the 2013 third quarter was 18.1% versus 15.5% for the year earlier period and 18.1% for the second quarter 2013. Year to date through September 30, 2013, our gross margin from home sales was up 320 basis points to 17.9% versus 14.7% for the year earlier period. The increase in our gross margin percentage for the quarter and year to date period ended September 30, 2013, when compared to the year earlier period, was primarily due to increased prices, resulting from high homebuyer demand due to low inventory supply levels, and reduced incentives in many of our markets, particularly in Arizona, Nevada, California and Colorado.

Excluding inventory impairments, warranty accrual adjustments and interest in cost of sales, our adjusted gross margin percentage from home sales for the three months ended September 30, 2013 was 21.8%, compared to 18.2% for the same period in 2012 and 21.3% for the 2013 second quarter. The adjusted gross margin percentage from home sales for the nine months ended September 30, 2013 was 21.3%, compared to 17.5% for the same period in 2012.  The table set forth on the following page is a reconciliation of our gross margin and gross margin percentage, as reported, to gross margin from home sales and gross margins from home sales excluding inventory impairments, warranty adjustments and interest in home cost of sales, which is a non-GAAP measure.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	Gross Margin %	2012	Gross Margin %	2013	Gross Margin %	2012	Gross Margin %
	(Dollars in thousands)
Gross Margin	$78,444	18.1%	$49,593	15.5%	$208,888	17.9%	$112,126	14.7%
Less: Land Sales Revenue	(25)		(15)		(1,832)		(3,420)
Add: Land Cost of Sales	35		2		1,470		3,210
Gross Margin from Home Sales	$78,454	18.1%	$49,580	15.5%	$208,526	17.9%	$111,916	14.7%
Add: Inventory Impairments	350		-		350		-
Add: Interest in Cost of Sales	15,567		8,655		38,121		20,654
Add: Warranty Adjustments	-		-		300		-
Adjusted Gross Margin from Home Sales (1)	$94,371	21.8%	$58,235	18.2%	$247,297	21.2%	$132,570	17.4%

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

Inventory Impairments

We recognized $0.4 million in impairments for the three and nine months ended September 30, 2013. We did not recognize any impairments for the three and nine months ended September 30, 2012.

The following table shows the number of subdivisions and carrying value of the inventory we tested for impairment during the first three quarters of 2013 and 2012.

Three Months Ended	Total Subdivisions Tested for Impairment During Quarter	Carrying Value of Inventory Tested for Impairment During Quarter	Carrying Value of Impaired Inventory Before Impairment at Quarter End	Inventory Impairments	Fair Value of Inventory After Impairments	Number of Subdivisions Impaired During the Quarter	Number of Lots Impaired During the Quarter
	(Dollars in thousands)
March 31, 2013	17	$42,919	$-	$-	$-	-	-
June 30, 2013	23	48,329	-	-	-	-	-
September 30, 2013	8	14,731	2,326	350	1,976	1	9
Nine Month Total	48	$105,979	$2,326	$350	$1,976	1	9

March 31, 2012	33	$81,492	$-	$-	$-	-	-
June 30, 2012	27	63,616	-	-	-	-	-
September 30, 2012	22	62,681	-	-	-	-	-
Nine Month Total	82	$207,789	$-	$-	$-	-	-

Selling, General and Administrative Expenses

Our SG&A rate decreased 70 basis points from 14.0% in the 2012 third quarter to 13.3% in the 2013 third quarter. For the nine months ended September 30, 2013, our SG&A rate decreased 200 basis points from 15.5% in 2012 to 13.5%. The decrease in our SG&A rate for both 2013 periods was primarily driven by improved operating leverage that resulted from higher revenues for both periods. The impact of the improved SG&A rates was partially offset by various legal recoveries generated during the three and nine month periods ended September 30, 2012 (discussed below), that did not recur for the same periods in 2013, and certain additional 2013 legal expense accruals discussed below.

For the 2013 third quarter, our SG&A expenses were $57.8 million, compared to $44.8 million for the 2012 third quarter. For the nine months ended September 30, 2013, our SG&A expenses were $157.9 million, compared to $118.1 million for the same period in 2012. The increases in SG&A expenses for both the three and nine month periods were largely attributable to higher incentive-based compensation expense, due to increased profitably, higher commissions expense resulting from increased sales volume, and increased headcount due to our recent growth. In addition, the three and nine months ended September 30, 2012 benefited from significant legal recoveries totaling $2.2 million and $9.8 million, respectively, whereas the comparable 2013 periods did not benefit from any significant legal recoveries and, in fact, included additional legal expense accruals for certain matters in the normal course of business that totaled $1.2 million and $3.7 million, respectively. These increases to our 2013 SG&A expenses were slightly offset by lower stock-based compensation expense related to our performance-based non-qualified stock options as expense related to these options was only recorded during the first two months of 2013 versus the entire second and third quarters of 2012.

Other Homebuilding Operating Data

Net New Orders

	Three Months Ended September 30,
	2013				2012				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *
	(Dollars in thousands)
Arizona	185	$49,009	$264.9	3.11	136	$30,441	$223.8	2.96	36%	61%	18%	5%
California	91	37,654	413.8	2.81	173	56,507	326.6	3.15	(47)%	(33)%	27%	(11)%
Nevada	119	39,276	330.1	2.87	131	30,944	236.2	2.50	(9)%	27%	40%	15%
Washington	75	24,596	327.9	2.17	71	21,998	309.8	2.06	6%	12%	6%	5%
West	470	150,535	320.3	2.81	511	139,890	273.8	2.73	(8)%	8%	17%	3%
Colorado	251	101,385	403.9	2.23	251	84,575	337.0	1.81	0%	20%	20%	23%
Utah	28	8,481	302.9	2.17	66	20,220	306.4	1.33	(58)%	(58)%	(1)%	63%
Mountain	279	109,866	393.8	2.22	317	104,795	330.6	1.68	(12)%	5%	19%	32%
Maryland	50	23,459	469.2	0.94	39	18,031	462.3	0.72	28%	30%	1%	31%
Virginia	48	22,262	463.8	1.55	88	42,554	483.6	2.29	(45)%	(48)%	(4)%	(32)%
Florida	77	19,363	251.5	2.23	53	12,918	243.7	1.26	45%	50%	3%	77%
East	175	65,084	371.9	1.48	180	73,503	408.4	1.34	(3)%	(11)%	(9)%	10%
Total	924	$325,485	$352.3	2.25	1,008	$318,188	$315.7	1.98	(8)%	2%	12%	14%

 * Calculated as total net new orders in period ÷ average active communities during period ÷ number of months in period

Net New Orders

	Nine Months Ended September 30,
	2013				2012				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate
	(Dollars in thousands)
Arizona	508	$129,469	$254.9	3.28	569	$124,723	$219.2	3.24	(11)%	4%	16%	1%
California	451	178,424	395.6	4.18	511	175,533	343.5	3.10	(12)%	2%	15%	35%
Nevada	441	134,717	305.5	4.15	522	114,823	220.0	3.07	(16)%	17%	39%	35%
Washington	262	84,668	323.2	2.67	216	64,040	296.5	2.26	21%	32%	9%	18%
West	1,662	527,278	317.3	3.56	1,818	479,119	263.5	3.00	(9)%	10%	20%	19%
Colorado	1,050	392,728	374.0	3.02	797	276,767	347.3	1.89	32%	42%	8%	60%
Utah	137	43,644	318.6	1.98	203	60,491	298.0	1.28	(33)%	(28)%	7%	55%
Mountain	1,187	436,372	367.6	2.85	1,000	337,258	337.3	1.73	19%	29%	9%	65%
Maryland	252	115,425	458.0	1.51	235	103,079	438.6	1.45	7%	12%	4%	4%
Virginia	231	115,473	499.9	2.23	276	136,740	495.4	2.16	(16)%	(16)%	1%	3%
Florida	243	62,163	255.8	2.14	142	33,502	235.9	1.07	71%	86%	8%	100%
Illinois	-	-	-	-	2	550	275.0	-	N/M	N/M	N/M	N/M
East	726	293,061	403.7	1.89	655	273,871	418.1	1.55	11%	7%	(3)%	22%
Total	3,575	$1,256,711	$351.5	2.82	3,473	$1,090,248	$313.9	2.16	3%	15%	12%	31%

* Calculated as total net new orders in period ÷ average active communities during period ÷ number of months in period

Net new orders for the 2013 third quarter decreased 8% to 924 homes, compared with 1,008 homes during the 2012 third quarter, as a 14% increase in our monthly absorption rate to 2.3 per community was more than offset by a 19% decline in our average community count. Net new orders for the nine months ended September 30, 2013 increased 3% to 3,575 homes, compared with 3,473 homes during the same period 2012, resulting from a 31% increase in our monthly absorption rate for the nine months ended September 30, 2013, partially offset by a 21% decrease in the average active community count. See additional discussion below on active subdivisions.

The average price of our net new orders increased 12% year-over-year for both the three and nine month periods ended September 30, 2013 to $352,300 and $351,500, respectively. Our West and Mountain segment showed the highest price increases due to particularly strong demand resulting from a low supply of new and existing inventories in most markets. Our East segment experienced a decrease in average price for both periods primarily due to a shift in the mix of orders to our lower-priced Florida operations.

Active Subdivisions:

	September 30,		%
	2013	2012	Change
Arizona	19	14	36%
California	11	18	(39)%
Nevada	15	16	(6)%
Washington	11	12	(8)%
West	56	60	(7)%
Colorado	37	45	(18)%
Utah	5	16	(69)%
Mountain	42	61	(31)%
Maryland	16	17	(6)%
Virginia	9	13	(31)%
Florida	11	15	(27)%
East	36	45	(20)%
Total	134	166	(19)%
Average for quarter ended	137	170	(19)%
Average for the nine months ended	141	179	(21)%

We define active subdivisions as those where we have had 5 or more sales within a community and have at least 5 homes left to sell. At September 30, 2013, we had 134 active subdivisions, down 19% from 166 active subdivisions at September 30, 2012. Based on our recent land acquisition activity over the past year and our communities that are soon to be active versus inactive, we believe that we are positioned to increase our active community count sequentially starting in the 2013 fourth quarter.

Cancellation Rate:

	Three Months Ended September 30,		Change in	Nine Months Ended September 30,		Change in
	2013	2012	Percentage	2013	2012	Percentage
Arizona	15%	24%	(9)%	16%	19%	(3)%
California	37%	24%	13%	23%	22%	1%
Nevada	21%	20%	1%	20%	17%	3%
Washington	21%	23%	(2)%	17%	18%	(1)%
West	23%	23%	0%	19%	19%	0%
Colorado	27%	28%	(1)%	20%	24%	(4)%
Utah	30%	23%	7%	19%	22%	(3)%
Mountain	28%	27%	1%	20%	24%	(4)%
Maryland	37%	57%	(20)%	26%	33%	(7)%
Virginia	36%	22%	14%	26%	27%	(1)%
Florida	29%	24%	5%	23%	24%	(1)%
East	33%	34%	(1)%	25%	29%	(4)%
Total	26%	27%	(1)%	21%	22%	(1)%

For the three and nine months ended September 30, 2013, our cancellation rates were down modestly from the prior periods to 26% and 21%, respectively. However, our 2013 third quarter cancellation rates were up in California, Utah and Virginia due to a decline in gross orders from lower active community counts, a slowdown in demand partially attributable to higher interest rates and an inability of certain buyers to qualify for mortgage financing. The improvements in the cancellation rates in our Maryland market for both periods presented were primarily driven by various efforts to enhance the quality of our backlog, including reduced acceptance of contingencies and enhanced review of buyer creditworthiness before the acceptance of sales contracts.

Backlog:

	September 30,
	2013			2012			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	215	$58,313	$271.2	279	$62,902	$225.5	(23)%	(7)%	20%
California	211	87,963	416.9	310	104,825	338.1	(32)%	(16)%	23%
Nevada	164	57,521	350.7	239	56,902	238.1	(31)%	1%	47%
Washington	72	25,119	348.9	104	33,885	325.8	(31)%	(26)%	7%
West	662	228,916	345.8	932	258,514	277.4	(29)%	(11)%	25%
Colorado	587	227,335	387.3	491	179,779	366.1	20%	26%	6%
Utah	47	15,387	327.4	120	35,745	297.9	(61)%	(57)%	10%
Mountain	634	242,722	382.8	611	215,524	352.7	4%	13%	9%
Maryland	198	94,175	475.6	192	80,876	421.2	3%	16%	13%
Virginia	168	84,867	505.2	183	91,993	502.7	(8)%	(8)%	0%
Florida	100	26,081	260.8	79	20,052	253.8	27%	30%	3%
East	466	205,123	440.2	454	192,921	424.9	3%	6%	4%
Total	1,762	$676,761	$384.1	1,997	$666,959	$334.0	(12)%	1%	15%

The dollar value of backlog at September 30, 2013 increased slightly year-over-year, as a 15% increase in the average price of backlog offset a 12% decline in unit backlog. The largest percentage increases in the dollar value of our backlog occurred in Colorado and Florida, as these two markets experienced the highest year-over-year percentage increases in net new home orders for the nine months ended September 30, 2013. Most of our other operations experienced a decrease in the dollar value of their backlog due largely to a decline in net new orders, resulting primarily from lower active community counts in these markets, partially offset by higher average sales prices driven by price increases experienced over the past year.

Homes Completed or Under Construction (WIP lots):

	September 30,		%
	2013	2012	Change
Unsold:
Completed	202	137	47%
Under construction	940	624	51%
Total unsold started homes	1,142	761	50%
Sold homes under construction or completed	1,459	1,463	0%
Model homes	229	229	0%
Total homes completed or under construction	2,830	2,453	15%

The increase in our total homes completed or under construction was driven by increases in the total number of unsold homes that were either completed or under construction. We intentionally started more speculative homes during 2013 in light of increased homebuyer demand, improving market conditions, low levels of resale and new home inventories, and recent indications that our speculative homes generate similar or slightly higher gross margins than our presold sales.

Lots Owned and Optioned (including homes completed or under construction):

	September 30, 2013			September 30, 2012
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total	Total % Change
Arizona	2,888	134	3,022	938	63	1,001	202%
California	1,546	64	1,610	1,065	112	1,177	37%
Nevada	1,514	265	1,779	994	61	1,055	69%
Washington	518	154	672	524	212	736	(9)%
West	6,466	617	7,083	3,521	448	3,969	78%
Colorado	4,372	1,014	5,386	3,325	433	3,758	43%
Utah	546	-	546	557	13	570	(4)%
Mountain	4,918	1,014	5,932	3,882	446	4,328	37%
Maryland	522	325	847	584	358	942	(10)%
Virginia	415	294	709	547	103	650	9%
Florida	716	521	1,237	321	95	416	197%
Illinois	-	-	-	123	-	123	N/M
East	1,653	1,140	2,793	1,575	556	2,131	31%
Total	13,037	2,771	15,808	8,978	1,450	10,428	52%

N/M – Not meaningful

As a result of the significant increase in our land acquisition activity during the first nine months of 2013 and the fourth quarter of 2012, we have increased our owned and optioned lot supply as of September 30, 2013 by 52% year-over-year. The most significant increases in our lot supply occurred in our West segment, due to the activity in our Arizona, California and Nevada markets, where we have experienced strong demand over the last year, as well as in our Florida and Colorado operations. We believe that these continued increases in lots owned and under option will help us generate meaningful increases in our active community count. See "Forward-Looking Statements" below.

Financial Services

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	Amount	%	2013	2012	Amount	%
	(Dollars in thousands)
Financial services pretax income
Mortgage operations	$5,936	$7,430	(1,494)	(20)%	$18,790	16,518	2,272	14%
Other	2,310	1,868	442	24%	5,418	4,320	1,098	25%
Total financial services pretax income	$8,246	$9,298	(1,052)	(11)%	$24,208	$20,838	3,370	16%

The year over year decrease in our financial services pretax income for the three months ended September 30, 2013 was driven by a $1.5 million decrease in our mortgage operations segment, primarily due to per unit reduced origination income and gains on loans locked and sold compared to a year ago resulting primarily from a more competitive mortgage market and higher interest rates. Additionally, higher general and administrative expenses, due to added employees hired to handle additional loan volume, and higher loan loss reserve expenses, caused by a slight increase in claims activity from our third party loan purchasers, adversely impacted the 2013 third quarter. As a result, our financial services profit margin percentage (financial services pretax income divided by financial services total revenues) decreased for the three months ended September 30, 2013, as compared to the same period in the prior year.

The increase in financial services pretax income for the nine months ended September 30, 2013 for our financial services business was primarily a result of the improvement in our mortgage operation’s pretax results, which benefitted from higher volumes of loans locked and originated due to increases in new home deliveries from our homebuilding operations. The balance of the increase in pretax income for our financial services business for the nine months ended September 30, 2013, which consisted of income from our insurance and title operations, was also driven by a higher number of homes delivered during the period resulting in improved financial results for this segment. Our profit margin percentage for the nine month period ended September 30, 2013 remained consistent with the same period in 2012.

The following table sets forth information relating to the sources of revenues for our financial services business.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	Amount	%	2013	2012	Amount	%
	(Dollars in thousands)
Financial services revenue:
Mortgage operations	$9,694	$10,479	(785)	(7)%	$29,232	$24,368	4,864	20%
Other	4,588	3,189	1,399	44%	11,440	7,606	3,834	50%
Total financial services revenues	$14,282	$13,668	614	4%	$40,672	$31,974	8,698	27%

The following table sets forth information for our mortgage operations relating to mortgage loans originated and sold. We have included capture rate data that includes the number of mortgage loans originated by our mortgage operations for our homebuyers as a percent of our total home closings, including and excluding closings with cash buyers. Commencing in the second quarter of 2013, the U.S. Housing and Urban Development now requires mortgage insurance for the life of the loan on most FHA loans originated. As a result, we have seen a meaningful portion of our loan originations by homebuyers shift out of FHA loans to conventional loans.

	Three Months Ended September 30,		% or Percentage	Nine Months Ended September 30,		% or Percentage
	2013	2012	Change	2013	2012	Change
	(Dollars in thousands)			(Dollars in thousands)
Total Originations (including transfer loans):
Loans	772	714	8%	2,205	1,720	28%
Principal	$235,810	$199,979	18%	$657,864	$474,456	39%
Capture Rate Data:
Capture rate as % of all homes delivered	60%	67%	(7)%	62%	66%	(4)%

Capture rate as % of all homes delivered (excludes cash sales)	65%	71%	(6)%	66%	71%	(5)%
Mortgage Loan Origination Product Mix:
FHA loans	23%	34%	(11)%	25%	35%	(10)%
Other government loans (VA & USDA)	33%	27%	6%	31%	28%	3%
Total government loans	56%	61%	(5)%	56%	63%	(7)%
Conventional loans	44%	39%	5%	44%	37%	7%
	100%	100%	0%	100%	100%	0%
Loan Type:
Fixed rate	94%	99%	(5)%	97%	98%	(1)%
ARM	6%	1%	5%	3%	2%	1%
Credit Quality:
Average FICO Score	735	732	0%	734	730	1%
Other Data:
Average Combined LTV ratio	89%	89%	0%	89%	90%	(1)%
Full documentation loans	100%	100%	0%	100%	100%	0%
Non-full documentation loans	0%	0%	0%	0%	0%	0%

Loans Sold to Third Parties:
Loans	835	654	28%	2,363	1,716	38%
Principal	$255,294	$180,044	42%	$700,947	$466,727	50%

Income Taxes

We recorded income tax benefits of $1.3 million and $188.2 million for the three and nine months ended September 30, 2013, respectively, compared to income tax benefits of $0.6 million and $1.8 million for the same periods in 2012. The income tax benefit for the nine month period ended September 30, 2013 was due primarily to a $187.6 million reversal of a portion of our deferred tax asset valuation allowance in the 2013 second quarter, while the benefit from income taxes in the prior year periods was due primarily to the release of reserves related to settlements with various taxing authorities. We concluded that the reversal of a portion of our valuation allowance was appropriate after determining that it was more likely than not, after our evaluation of all relevant positive and negative evidence, that we would be able to realize most of our deferred tax assets within the allowable carryforward periods (see Note 13 of the Consolidated Financial Statements for further discussion).

On October 18, 2013, we announced that we had reached agreements on that date with our Chief Executive Officer and Chief Operating Officer, for the early termination, effective October 18, 2013, of the Retirement Benefits contained in their respective Employment Agreements. Pursuant to these agreements, we will pay deferred lump sum amounts equal to the amounts accrued by the Company as of June 30, 2013 for their Retirement Benefits. The deductibility of these lump sum payments for tax purposes under Internal Revenue Code Section 162(m) will be determined at the end of the taxable year in which the payments are made. However, because we believe it is more likely than not that the payments will not be deductible, we plan to record a valuation allowance of approximately $11.9 million against our deferred tax asset in the 2013 fourth quarter (see Note 19 of the Consolidated Financial Statements for further discussion).

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The preparation of financial statements in conformity with accounting policies generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Management evaluates such estimates and judgments on an on-going basis and makes adjustments as deemed necessary. Actual results could differ materially from these estimates if conditions are significantly different in the future. Additionally, using different estimates or assumptions in our critical accounting estimates and policies could have a material impact to our consolidated financial statements. See "Forward-Looking Statements" below.

Our critical accounting estimates and policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

We use our liquidity and capital resources to (1) support our operations, including the purchase of land, land development and construction of homes; (2) provide working capital; and (3) provide mortgage loans for our homebuyers. Our liquidity includes our cash and cash equivalents, marketable securities and Mortgage Repurchase Facility (as defined below). Additionally, we have an existing effective shelf registration statement that allows us to issue equity, debt or hybrid securities up to $1.5 billion.

Our marketable securities consist primarily of: (1) fixed and floating rate interest earning debt securities, which may include, among others, United States government and government agency debt and corporate debt; (2) holdings in mutual fund equity securities, which consist of debt and equity securities; (3) holdings in corporate equities; and (4) deposit securities, which may include, among others, certificates of deposit and time deposits.

Capital Resources

Our capital structure is primarily a combination of (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our publicly traded 5.375% senior notes due 2014 and 2015, 5.625% senior notes due 2020 and our 6% senior notes due 2043; (3) our Mortgage Repurchase Facility and (4) our Letter of Credit Facilities. Because of our current balance of cash, cash equivalents, marketable securities, ability to access the capital markets, and available capacity under our Mortgage Repurchase Facility, we believe that our capital resources are adequate to satisfy our short and long-term capital requirements, including meeting future payments on our senior notes as they become due. See “Forward-Looking Statements” below.

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

Mortgage Lending. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). This agreement was amended on September 20, 2013 and extended until September 19, 2014. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. The Mortgage Repurchase Facility had a maximum aggregate commitment of $50 million as of September 30, 2013. At September 30, 2013 and December 31, 2012, we had $38.9 million and $76.3 million (the Mortgage Repurchase Facility had a temporary increase in the commitment up to $80 million from December 31, 2012 through January 31, 2013), respectively, of mortgage loans that we were obligated to repurchase under our Mortgage Repurchase Facility. Mortgage loans that we are obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a Pricing Rate equal to the greater of (i) the LIBOR Rate (as defined in the Mortgage Repurchase Facility) plus 2.75%, or (ii) 3.00%. The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants customary for agreements of this type. The negative covenants include, among others, (i) an Adjusted Tangible Net Worth requirement, (ii) a minimum Adjusted Tangible Net Worth Ratio, (iii) an Adjusted Net Income requirement, and (iv) a minimum Liquidity requirement. The foregoing terms are defined in the Mortgage Repurchase Facility. We believe we were in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of September 30, 2013.

Dividends

For the three and nine months ended September 30, 2013, we paid no dividends. This is compared to dividends of $0.25 per share and $0.75 per share, respectively, in the three and nine months ended September 30, 2012. No dividends were paid during the first three quarters of 2013 because a $1.00 accelerated dividend was paid in the fourth quarter of 2012 in lieu of declaring and paying regular quarterly dividends in calendar year 2013.

MDC Common Stock Repurchase Program

At September 30, 2013, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the nine months ended September 30, 2013 and 2012.

Consolidated Cash Flow

During the nine months ended September 30, 2013, we used $225.9 million of cash for operating activities, primarily resulting from: (1) increasing our inventory from December 31, 2012, which resulted in the use of $331.4 million in cash and (2) a decrease in accounts payable and accrued liabilities from December 31, 2012 of $30.5 million. These items were partially offset by a $45.6 million decrease in mortgage loans held-for-sale and net income generated during the period.

During the nine months ended September 30, 2013, we used $51.6 million in cash for investing activities, primarily attributable to the net purchase of marketable securities.

During the nine months ended September 30, 2013, we generated $314.6 million in cash from financing activities primarily attributable to $346.9 million associated with the issuance of our 30-year 6% senior notes, which was partially offset by a $37.4 million net decrease from payment and advance activity on our mortgage repurchase facility.

Off-Balance Sheet Arrangements

Lot Option Purchase Contracts. In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At September 30, 2013, we had deposits of $12.6 million in the form of cash and $3.7 million in the form of letters of credit that secured option contracts to purchase 2,771 lots.

Surety Bonds and Letter of Credit Facilities. At September 30, 2013, we had issued and outstanding surety bonds and letters of credit totaling $83.9 million and $30.1 million, respectively, including $15.5 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $34.4 million and $10.1 million, respectively. Among our letter of credit facilities are three committed revolving facilities, the terms of which provide that up to $65 million of letters of credit may be issued thereunder. The facilities, which are not secured, are fully and unconditionally guaranteed, jointly and severally, by most of our homebuilding subsidiaries and contain various financial and other covenants. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit. We believe that we were in compliance with the covenants in these facilities as of September 30, 2013.

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

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2013, we had approximately $600.3 million invested in marketable securities. Because these marketable securities are accounted for as available-for-sale, changes in the market value are reported as a component of other comprehensive income each quarter. As of September 30, 2013 and December 31, 2012, our marketable securities (homebuilding and financial services in aggregate) were in a net unrealized gain position of $4.7 million and $4.8 million, respectively. In the event we elect to sell, or are otherwise required to sell any individual securities currently in an unrealized loss position in the future, we may record losses if the market value does not increase prior to such sale. Such losses, if any, would be recorded as a component of our results of operations and comprehensive income.

Item 4.          Controls and Procedures

(a)     Conclusion regarding the effectiveness of disclosure controls and procedures - An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision, and with the participation, of our management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at September 30, 2013.

(b) Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the three and nine months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          Risk Factors

There have been no significant changes in the risk factors previously identified as being attendant to our business in our Annual Report on Form 10-K for the year ended December 31, 2012. For a more complete discussion of other risk factors that affect our business, see “Risk Factors Relating to our Business” in our Form 10-K for the year ended December 31, 2012, which include the following:

●	The homebuilding industry is cyclical and affected by changes in general economic, real estate and other business conditions that could adversely affect our business or financial results.

●

The homebuilding industry has recently experienced a significant downturn, and its ultimate effects are uncertain. A renewed deterioration in industry conditions or in the broader economic conditions, whether resulting from a “fiscal cliff” or otherwise, could have adverse effects on our business and financial results.

●

Increased competition levels in the homebuilding and mortgage lending industries could result in lower net home orders, deliveries and decreases in the average selling prices of sold and delivered homes, which would have a negative impact on our home sales revenue and results of operations.

●

If land is not available at reasonable prices or terms, our homes sales revenue and results of operations could be negatively impacted and/or we could be required to scale back our operations in a given market.

●	Supply shortages and other risks related to the demand for skilled labor and building materials could increase costs and delay deliveries.

●

If mortgage interest rates rise, if mortgage financing otherwise becomes less available or if down payment requirements are increased, it could adversely affect our business, and the duration and ultimate severity of the effects are uncertain.

●	Expirations, amendments or changes to tax laws, incentives or credits currently available to our customers may negatively impact our business.

●	Increases in our cancellations could have a negative impact on our gross margins from home sales and home sales revenue.

●	A decline in the market value of our homes or carrying value of our land would have a negative impact on our results of operations and financial position.

●	Natural disasters could cause an increase in home construction costs, as well as delays, and could negatively impact our results of operations.

●

We have financial needs that we meet through the capital markets, including the debt and secondary mortgage markets, and disruptions in these markets could have an adverse impact on our results of operations, financial position and/or cash flows.

●

Our business is subject to numerous federal, local and state laws and regulations concerning land development, construction of homes, sales, mortgage lending, environmental and other aspects of our business. These laws and regulations could give rise to additional liabilities or expenditures, or restrictions on our business.

●	In the ordinary course of business, we are required to obtain surety bonds, the unavailability of which could adversely affect our results of operations and/or cash flows.

●	Decreases in the market value of our investments in marketable securities could have an adverse impact on our results of operations.

●	Product liability litigation and warranty claims that arise in the ordinary course of business may be costly.

●	Further uncertainty in the mortgage lending industry, including repurchase requirements associated with HomeAmerican’s sale of mortgage loans, could negatively impact our results of operations.

●	Because of the seasonal nature of our business, our quarterly operating results can fluctuate.

●	We are dependent on the services of key employees, and the loss of their services could hurt our business.

●	The interests of certain controlling shareholders may be adverse to investors.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any shares during the three and nine months ended September 30, 2013. Additionally, there were no sales of unregistered equity securities during either period.

Item 3.          Defaults Upon Senior Securities

Not applicable.

Item 4.          Mine Safety Disclosures

Not applicable.

Item 5.          Other Information

Not applicable.

Item 6.	Exhibits

10.1

Eight Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 20, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 20, 2013. *

10.2	Second Amendment to Employment Agreement of Larry A. Mizel, dated October 18, 2013 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed October 18, 2013).*

10.3	Second Amendment to Employment Agreement of David D. Mandarich, dated October 18, 2013 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed October 18, 2013).*

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2013 and 2012; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

 ____________________

* Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 29, 2013	M.D.C. HOLDINGS, INC.
(Registrant)

	By:	/s/ John M. Stephens
John M. Stephens
Senior Vice President, Chief Financial Officer and Principal Accounting Officer (principal financial officer and duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1

Eight Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 20, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 20, 2013. *

10.2	Second Amendment to Employment Agreement of Larry A. Mizel, dated October 18, 2013 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed October 18, 2013).*

10.3	Second Amendment to Employment Agreement of David D. Mandarich, dated October 18, 2013 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed October 18, 2013).*

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2013 and 2012; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

 ____________________

* Incorporated by reference.