Form 10-K
period 2013-12-31
MDC HOLDINGS INC
filed 2014-02-05
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

(303) 773-1100

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange
5⅜% Senior Notes due December 2014	New York Stock Exchange
5⅜% Senior Notes due July 2015	New York Stock Exchange
5⅝% Senior Notes due January 2020	New York Stock Exchange
6% Senior Notes due January 2043	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes X No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes     No X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes X_  No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer_X_                              Accelerated Filer___

Non-Accelerated Filer __ (Do not check if a smaller reporting company)          Smaller Reporting Company__

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No X

As of June 30, 2013, the aggregate market value of the Registrants' common stock held by non-affiliates of the Registrants was $1.3 billion based on the closing sales price of $32.51 per share as reported on the New York Stock Exchange on June 28, 2013.

As of December 31, 2013, the number of shares outstanding of Registrant's common stock was 48,788,887.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of part III of this Form 10-K are incorporated by reference from the Registrant's 2013 definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year.

M.D.C. HOLDINGS, INC.

FORM 10-K

For the Year Ended December 31, 2013

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

Item 1. Business

(a) General Development of Business

M.D.C. Holdings, Inc. is a Delaware corporation. We refer to M.D.C. Holdings, Inc. as the “Company,” “MDC,” “we” or “our” in this Annual Report on Form 10-K, and these designations include our subsidiaries unless we state otherwise. We have two primary operations, homebuilding and financial services. Our homebuilding operations consist of wholly-owned subsidiary companies that generally purchase finished lots or develop lots to the extent necessary for the construction and sale primarily of single-family detached homes to first-time and first-time move-up homebuyers under the name “Richmond American Homes.” Our homebuilding operations are comprised of various homebuilding divisions that we consider to be our operating segments. For financial reporting, we have aggregated our homebuilding operating segments into reportable segments as follows: (1) West (Arizona, California, Nevada and Washington); (2) Mountain (Colorado and Utah); and (3) East (Virginia, Florida, Illinois and Maryland, which includes Pennsylvania, Delaware, and New Jersey).

Our financial services operations primarily consist of HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans primarily for our homebuyers; Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”), which provides insurance coverage primarily to our homebuilding subsidiaries and certain subcontractors for homes sold by our homebuilding subsidiaries and for work performed in completed subdivisions; StarAmerican Insurance Ltd., which is a re-insurer on Allegiant claims; American Home Insurance Agency, Inc., which offers third-party insurance products to our homebuyers; and American Home Title and Escrow Company, which provides title agency services to our homebuilding subsidiaries and our customers in certain states. For financial reporting, we have aggregated our financial services operating segments into reportable segments as follows: (1) Mortgage operations (represents HomeAmerican only) and (2) Other (all remaining operating segments).

(b) Available Information

We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, available free of charge on our website as soon as reasonably practicable after we file or furnish the materials electronically with the Securities and Exchange Commission (“SEC”). To obtain any of this information, go to our website, http://ir.richmondamerican.com, and select “SEC Filings.” Our website includes our: (1) Corporate Governance Guidelines; (2) Corporate Code of Conduct; (3) Rules for Senior Financial Officers; (4) Audit Committee Procedures for Handling Confidential Complaints; and (5) charters for the Audit, Compensation and Corporate Governance/Nominating Committees. These materials may also be obtained, free of charge, at http://ir.richmondamerican.com (select “Corporate Governance”).

(c) Financial Information About Industry Segments

Note 3 to the Consolidated Financial Statements contains information regarding our reportable segments for each of the years ended December 31, 2013, 2012 and 2011.

(d) Narrative Description of Business

Our business consists of two primary operations, homebuilding and financial services. Our homebuilding subsidiaries build and sell primarily single-family detached homes that are designed and built to meet local customer preferences. Each homebuilding subsidiary is the general contractor for its projects and retains subcontractors for land development and home construction. Our homebuilding subsidiaries build a variety of home styles in each of their markets, targeting primarily first-time and first-time move-up homebuyers.

For 2013, the percentage of our home deliveries and home sale and land sale revenues by state were as follows:

	Percentage of Deliveries	Percentage of Home Sale Revenues
Arizona	13%	10%
California	14%	15%
Nevada	13%	10%
Washington	7%	7%
West	47%	42%
Colorado	27%	29%
Utah	4%	4%
Mountain	31%	33%
Maryland	8%	10%
Virginia	8%	11%
Florida	6%	4%
East	22%	25%
Total	100%	100%

Our financial services operations include subsidiary companies that provide mortgage financing, place title insurance and homeowner insurance for our homebuyers, and provide general liability insurance for our subsidiaries and most of our subcontractors.

Homebuilding Operations

Operating Divisions. The primary functions of our homebuilding segments include land acquisition and development, home construction, sales and marketing, and customer service. Operating decisions are made by our local management teams under the oversight of our Chief Operating Decision Makers (“CODMs”), defined as our Chief Executive Officer and Chief Operating Officer. Our organizational structure (i.e., the grouping and reporting of divisions) changes based upon the current needs of the Company. We had 10 active homebuilding operating divisions at the end of each year ended December 31, 2013, 2012 and 2011.

Corporate Management. Our homebuilding business is managed primarily through members of senior management in our Corporate segment and our Asset Management Committees (“AMCs”). Each AMC is comprised of the Chief Operating Officer and three of our corporate officers. All real estate acquisition transactions are reviewed to ensure the transaction achieves the land strategies set forth by CODMs and must be approved by one of the AMCs. Generally, the role of our senior management team and/or AMC includes:

●	review and approval of division business plans and budgets;
●	oversight of land and home inventory levels;
●	review of major personnel decisions; and
●	review of capital allocation decisions.

Additionally, our corporate executives and corporate departments generally are responsible for establishing and monitoring compliance with our policies and procedures. Among other things, the corporate office has primary responsibility for:

●	asset management and capital allocation;
●	treasury;
●	insurance and risk management;
●	merchandising and marketing;
●	national purchasing contracts;
●	accounting, tax and internal audit functions;
●	legal matters;
●	human resources and payroll;
●	information technology; and
●	training and development.

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

Housing.  Generally, our homebuilding subsidiaries build single-family detached homes in a number of standardized series, designed to provide variety in the size and style of homes for our potential homebuyers. In certain markets our homebuilding subsidiaries build and sell attached townhome product. Within each series for our single-family detached homes, our homebuilding subsidiaries build several different floor plans offering standard and optional features (such as upgraded appliances, cabinetry, flooring, etc.). Differences in sales prices of similar models from market-to-market depend primarily upon homebuyer demand, home prices offered by our competitors, market conditions (such as home inventory supply levels), location, optional features and design specifications. The series of homes offered at a particular location is based on perceived customer preferences, lot size, area demographics and, in certain cases, the requirements of major land sellers and local municipalities. We monitor levels of inventories of unsold started homes in our markets in order to increase returns based on market demand. Unsold started homes in various stages of completion allow us to meet the immediate and near-term demands of prospective homebuyers.

Land Acquisition and Development.  Our homebuilding subsidiaries acquire our lots with the intention of constructing and selling homes on the acquired land. Generally, we prefer to purchase finished lots using option contracts, in phases or in bulk for cash. However, under certain circumstances, we may acquire entitled land for development into finished lots when we believe that the risk is justified. In making land purchases, we consider a number of factors, including projected rates of return, estimated gross margins from home sales, sales prices of the homes to be built and mortgage loan limits within the respective county, population and employment growth patterns, proximity to developed areas, estimated cost and complexity of development including environmental and geological factors, quality of schools, estimated levels of competition and demographic trends. Our homebuilding subsidiaries attempt to maintain a supply of finished lots sufficient to enable them to start homes promptly after a contract for a home sale is executed. See “Forward-Looking Statements” above.

In their option contracts, our homebuilding subsidiaries generally obtain the right to purchase lots in consideration for an option deposit in the form of cash or letters of credit. In the event they elect not to purchase the lots within a specified period of time, they may be required to forfeit the option deposit. Our option contracts generally do not contain provisions requiring our specific performance.

Our homebuilding subsidiaries may own or have the right under option contracts to acquire undeveloped parcels of real estate that they intend to develop into finished lots. They generally develop our land in phases in order to limit our risk in a particular subdivision and to efficiently employ available resources. Generally, building permits and utilities are available and zoning is suitable for the current intended use of substantially all of our undeveloped land. When developed, these lots generally will be used in our homebuilding activities. See “Forward-Looking Statements” above.

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

Warranty.  Our homebuilding subsidiaries sell their homes with limited third-party warranties that generally provide for ten years of structural coverage, two years of coverage for plumbing, electrical, heating, ventilation and air conditioning systems, and one year of coverage for workmanship and materials. Under our agreement with the issuer of the third-party warranties, our homebuilding subsidiaries are responsible for performing all of the work for the first two years of the warranty coverage, and paying for substantially all of the work required to be performed during years three through ten of the warranties.

Seasonal Nature of Business.  The homebuilding industry can experience noticeable seasonality and quarter-to-quarter variability in homebuilding activity levels. The seasonal nature of our business is described in more detail in our description of Risk Factors under the heading “Because of the seasonal nature of our business, our quarterly operating results can fluctuate.”

Backlog.  At December 31, 2013 and 2012, homes under contract but not yet delivered (“backlog”) totaled 1,262 and 1,645, respectively, with an estimated sales value of $506 million and $579 million, respectively. We anticipate that homes in backlog at December 31, 2013 generally will close during 2014 under their existing home order contracts or through the replacement of an existing contract with a new home order contract. The estimated backlog sales value at December 31, 2013 may be impacted by, among other things, subsequent home order cancellations and incentives provided, and options and upgrades selected after December 31, 2013. See “Forward-Looking Statements” above.

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

HomeAmerican uses a mortgage repurchase facility, internally generated funds, and temporary financing provided by its parent, to finance the origination of mortgage loans until they are sold. HomeAmerican sells originated mortgage loans to third-party purchasers on either a bulk or flow basis. Mortgage loans sold on a bulk basis include the sale of a package of substantially similar originated mortgage loans, while sales of mortgage loans on a flow basis are completed as HomeAmerican originates each loan. Mortgage loans sold to third-party purchasers include HomeAmerican’s representations and warranties with respect to certain borrower payment defaults, credit quality issues and/or misrepresentations made by us or our homebuyers. Substantially all of the mortgage loans originated by HomeAmerican are sold to third-party purchasers generally within 15 to 40 days of origination.

Pipeline. HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed (the “locked pipeline”) at December 31, 2013 and 2012 had an aggregate principal balance of approximately $69.8 million and $50.8 million, respectively, and were under interest rate lock commitments at an average interest rate of 4.13% and 3.26%, respectively.

Forward Sales Commitments.  HomeAmerican is exposed to market risks related to fluctuations in interest rates. HomeAmerican creates certain derivative instruments in the normal course of business, which primarily include commitments to originate mortgage loans (interest rate lock commitments or locked pipeline). HomeAmerican uses forward sales of mortgage-backed securities and commitments to hedge the interest rate risk inherent with the locked pipeline, as well as its loan inventory held for sale. The market related risks in our business are described in more detail in our description of Risk Factors.

Competition. HomeAmerican competes with other mortgage bankers to arrange financing for our homebuyers. The significant decline in demand for re-financings during 2013 has resulted in increased competition from other mortgage bankers for purchased loans.

For loans to be sold, the mortgage industry is de-consolidating with a number of smaller non-bank entities entering the third-party purchaser space. These new entrants offer HomeAmerican better prices and a potentially wider array of product options which has served to mitigate some of the competitive issues that HomeAmerican faced when the mortgage market was less fragmented. The competitive nature of our business is described in more detail in our description of Risk Factors.

Regulation. Our mortgage lending operations are subject to compliance with applicable laws and regulations, which are described in more detail in our description of Risk Factors.

Insurance Operations

General. Our insurance operations consist of three business divisions: (1) Allegiant; (2) StarAmerican; and (3) American Home Insurance.

Allegiant and StarAmerican were formed to provide insurance coverage of homebuilding risks for our homebuilding subsidiaries and certain of our homebuilding subcontractors. Allegiant was organized as a risk retention group under the Federal Liability Risk Retention Act of 1981. Allegiant, which began operations in June of 2004, is licensed as a Class 3 Stock Insurance Company by the Division of Insurance of the State of Hawaii and is subject primarily to the regulations of its state of incorporation. StarAmerican is a single parent captive insurance company licensed by the Division of Insurance of the State of Hawaii and is a wholly-owned subsidiary of MDC. Pursuant to agreements beginning in June 2004, StarAmerican re-insures Allegiant for all claims in excess of $50,000 per occurrence up to $3.0 million per occurrence, subject to various aggregate limits.

Allegiant generates premium revenue generally by providing to its customers, comprised of the Company’s homebuilding subsidiaries and certain subcontractors of the Company’s homebuilding subsidiaries, general liability insurance on homes sold by our homebuilding subsidiaries and for work performed in completed subdivisions. Allegiant seeks to provide to its customers coverage and insurance rates that are competitive with other insurers. StarAmerican generates premium revenue by providing re-insurance coverage to Allegiant. Allegiant and StarAmerican incur expenses for actual losses and loss adjustment expenses and for reserves established based on actuarial studies including known facts, such as our experience with similar insurance cases and historical trends involving insurance claim payment patterns, pending levels of unpaid insurance claims, claim severity, claim frequency patterns and interpretations of circumstances including changing regulatory and legal environments.

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

Employees.

The table below summarizes the approximate number of employees for our combined Homebuilding, combined Financial Services and Corporate segments at December 31, 2013 and 2012.

	December 31,
	2013	2012
Homebuilding	800	665
Financial Services	99	84
Corporate	212	171
Total	1,111	920

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

An oversupply of alternatives to new homes, including foreclosed homes, homes held for sale by investors and speculators, other existing homes, and rental properties, can also reduce our ability to sell new homes, depress new home prices and reduce our margins on the sale of new homes. High levels of foreclosures and short-sales not only contribute to additional inventory available for sale, but also can reduce appraisal valuations for new homes, potentially resulting in lower sales prices.

Continued military deployments, terrorist attacks, other acts of violence or threats to national security, and any corresponding response by the United States or others, or related domestic or international instability, may adversely affect general economic conditions or cause a slowdown of the economy.

The impact of the Affordable Care Act could adversely affect individuals and businesses, which could negatively impact homebuyer discretionary spending and demand for new homes.

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

A deterioration in homebuilding industry conditions or in the broader economic conditions, including government shutdowns and debt ceiling debates, could have adverse effects on our business and financial results.

The recovery in the housing market has been negatively impacted by the continuing effects of the recent recession, including high unemployment rates, high levels of foreclosures and homeowners in default or with negative equity under their current mortgages, more stringent mortgage loan underwriting standards and difficulty in customers’ ability to qualify for mortgage loans.

In the event of another downturn in the homebuilding and mortgage lending industries, or if the national economy weakens as a result of a decline in consumer confidence, government shutdowns, debt ceiling debates or other causes, we could experience declines in the market value of our inventory and demand for our homes, which could have a significant negative impact on our gross margin from home sales and financial and operating results.

Monetary policy tightening and tapering of bond purchases by the Federal Reserve could have an adverse effect on interest rates, including mortgage interest rates, equity markets and consumer confidence, which could have a material adverse effect on the homebuilding industry and our results of operations.

Additionally, as a result of recent economic circumstances, we may be subject to increased counterparty risks, which may include, among others, banks under our credit facilities and mortgage purchasers who may not be willing or able to perform on obligations to us. To the extent a third-party is unable to meet its obligations to us, our financial position, results of operations and/or cash flows could be negatively impacted.

These challenging conditions are complex and interrelated. We cannot predict their occurrence or severity, nor can we provide assurance that our responses would be successful.

Increased competition levels in the homebuilding and mortgage lending industries could result in lower net home orders, deliveries and decreases in the average selling prices of sold and delivered homes, which would have a negative impact on our home sale revenues and results of operations.

The homebuilding industry is fragmented and highly competitive. Our homebuilding subsidiaries compete with numerous public and private homebuilders, including a number that are substantially larger than us and may have greater financial resources than we do. Our homebuilding subsidiaries also compete with subdivision developers and land development companies, some of which are themselves homebuilders or affiliates of homebuilders. Homebuilders compete for customers, land, building materials, subcontractor labor and desirable financing. Competition for home orders primarily is based upon home sales price, location of property, home style, financing available to prospective homebuyers, quality of homes built, customer service and general reputation in the community, and may vary market-by-market and/or submarket-by-submarket. Additionally, competition within the homebuilding industry can be impacted by an excess supply of new and existing homes available for sale resulting from a number of factors, including, among other things, increases in the number of new home communities, increases in unsold started homes available for sale and increases in home foreclosures. Increased competition can result in a decrease in our new home orders, a decrease in our home sales prices and/or an increase in our home sales incentives in an effort to generate new home sales and maintain homes in backlog until they close. These competitive pressures may negatively impact our future financial and operating results.

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

Our operations depend on our homebuilding subsidiaries’ ability to obtain land for the development of our residential communities at reasonable prices and with terms that meet our underwriting criteria. Our ability to obtain land for new residential communities may be adversely affected by changes in the general availability of land, the willingness of land sellers to sell land at reasonable prices, competition for available land, availability of financing to acquire land, zoning, regulations that limit housing density, and other market conditions. If the supply of land, and especially finished lots, appropriate for development of residential communities continues to be limited because of these factors, or for any other reason, the number of homes that our homebuilding subsidiaries build and sell may decline. To the extent that we are unable to timely purchase land or enter into new contracts for the purchase of land at reasonable prices, due to the lag time between the time we acquire land and the time we begin selling homes, our home sale revenues and results of operations could be negatively impacted and/or we could be required to scale back our operations in a given market.

Supply shortages and other risks related to the demand for skilled labor and building materials could increase costs and delay deliveries.

The residential construction industry experiences labor and material shortages from time to time, including: work stoppages; labor disputes; shortages in qualified trades people; lack of availability of adequate utility infrastructure and services; our need to rely on local subcontractors who may not be adequately capitalized or insured; and delays in availability, or fluctuations in prices, of building materials. These labor and material shortages can be more severe during periods of strong demand for housing or during periods in which the markets where we operate experience natural disasters that have a significant impact on existing residential and commercial structures. Additionally, we could experience labor shortages as a result of subcontractors going out of business or leaving the residential construction market due to low levels of housing production and volumes. Any of these circumstances could give rise to delays in the start or completion of our residential communities, increase the cost of developing one or more of our residential communities and/or increase the construction cost of our homes. To the extent that market conditions prevent the recovery of increased costs, including, among other things, subcontracted labor, finished lots, building materials, and other resources, through higher selling prices, our gross margin from home sales and results of operations could be adversely affected.

Increased costs of lumber, framing, concrete, steel and other building materials could cause increases in construction costs. We generally are unable to pass on increases in construction costs to customers who have already entered into sales contracts, as those sales contracts fix the price of the homes at the time the contracts are signed, which may be in advance of the construction of the home. Sustained increases in construction costs may, over time, erode our gross margin from home sales, particularly if pricing competition restricts our ability to pass on any additional costs of materials or labor, thereby decreasing our gross margin from home sales.

If mortgage interest rates rise, if down payment requirements are increased, if loan limits are decreased, or if mortgage financing otherwise becomes less available, it could adversely affect our business, and the duration and ultimate severity of the effects are uncertain.

The mortgage lending industry continues to experience significant instability. Beginning in 2014, new regulations will take effect that may, among other things, cap the fees and place additional restrictions on what our mortgage company and its affiliates may collect, limit the types of loans our mortgage company may originate and place additional restrictions on loans that are sold to entities such as Fannie Mae and Freddie Mac, insured by the FHA or guaranteed by VA. The ultimate impact of these changes is uncertain and may have a negative impact on our financial position, results of operations and/or cash flows.

We believe that the liquidity provided by Fannie Mae and Freddie Mac to the mortgage industry has been very important to the housing market. The future of these entities is in question. Any reduction in the availability of the liquidity provided by these institutions could adversely affect interest rates, mortgage availability and our sales of new homes and mortgage loans.

Mortgage liquidity provided by government sponsored enterprises (GSEs) like the FHA, VA, Fannie Mae and Freddie Mac continues to be an important factor in marketing our homes. Financial losses or other factors may limit, restrict or otherwise curtail their ability or willingness to insure mortgage loans, offer insurance at rates and on terms that are not prohibitive, or purchase mortgage loans. Should this occur, it may negatively impact the availability of mortgage financing and our sales of new homes.

Loans sold to or insured by the GSEs are subject to various loan limits. Decreases in these loan limits may require homebuyers to make larger down payments or obtain more restrictive non-conforming or “jumbo” mortgages, which could adversely impact on our financial position, results of operations and/or cash flows.

Even if potential customers do not need financing, changes in the availability of mortgage products may make it harder for them to sell their current homes to potential buyers who need financing.

If interest rates increase, the costs of owning a home may be affected and could result in further reductions in the demand for our homes. Similarly, potential changes to the tax code with respect to deduction of home mortgage interest payments or other changes may decrease affordability of and demand for homeownership.

Expirations, amendments or changes to tax laws, incentives or credits currently available to our customers may negatively impact our business.

Many homeowners receive substantial tax benefits in the form of tax deductions against their personal taxable income for mortgage interest and property tax payments and the loss or reduction of these deductions could affect homeowners’ net cost of owning a home. Significant changes to existing tax laws that currently benefit homebuyers, such as the ability to deduct mortgage interest and real property taxes, may result in an increase in the total cost of home ownership and may make the purchase of a home less attractive to buyers. This could adversely impact demand for and/or sales prices of new homes, which would have a negative impact on our business. Also, federal or state governments have in the past provided for substantial benefits in the form of tax credits for buyers of new or used homes.

Increases in our cancellations could have a negative impact on our gross margin from home sales and home sale revenues.

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

Increased levels of home order cancellations could have a negative impact on our home sale revenues and financial and operating results in future reporting periods.

A decline in the market value of our homes or carrying value of our land would have a negative impact on our results of operations and financial position.

Our homebuilding subsidiaries acquire land for the replacement of land inventory and/or expansion within our current markets and may, from time to time, purchase land for expansion into new markets. The fair value of our land and land under development and housing completed or under construction inventory depends on market conditions. Factors that can impact our determination of the fair value of our inventory primarily include home sales prices, levels of home sales incentives and home construction and land costs. Our home sales prices and/or levels of home sales incentives can be impacted by, among other things, uncertainty in the homebuilding and mortgage industries or the United States economy overall, decreased demand for new homes, decreased home prices offered by our competitors, home foreclosure and short-sale levels, decreased ability of our homebuyers to obtain suitable mortgage loan financing and high levels of home order cancellations. Under such circumstances, we may be required to record impairments of our inventory. Any such inventory impairments would have a negative impact on our financial position and results of operations in the future reporting period in which they were recorded.

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

We have financial needs that we meet through the capital markets, including the debt and secondary mortgage markets. Our requirements for additional capital, whether to finance operations or to service or refinance our existing indebtedness, fluctuate as market conditions and our financial performance and operations change. We cannot provide assurance that we will maintain cash reserves and generate sufficient cash flow from operations in an amount to enable us to service our debt or to fund other liquidity needs.

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

We also are subject to rules and regulations with respect to originating, processing, selling and servicing mortgage loans, which, among other things: prohibit discrimination and establish underwriting guidelines; provide for audits and inspections; require appraisals and/or credit reports on prospective borrowers and disclosure of certain information concerning credit and settlement costs; establish maximum loan amounts; prohibit predatory lending practices; and regulate the referral of business to affiliated entities. The turmoil caused by the increased number of defaults in subprime and other mortgages during the last industry downturn has encouraged ongoing consumer lawsuits and the investigation of financial services industry practices by governmental authorities. These investigations have included the examination of consumer lending practices, sales of mortgages to financial institutions and other investors and the practices in the financial services segments of homebuilding companies. New rules and regulations or revised interpretations of existing rules and regulations applicable to our mortgage lending operations could result in more stringent compliance standards, which may substantially increase costs of compliance.

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

We have a material amount of investments in marketable securities, the market value of which is subject to changes from period to period. Decreases in the market value of our marketable securities could have an adverse impact on our statements of financial position, results of operations and cash flow.

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

We are subject to risks associated with mortgage loans, including conventional mortgage loans, FHA and VA mortgage loans, previously originated and sold Alt-A and sub-prime mortgage loans, second mortgage loans, high loan-to-value mortgage loans and jumbo mortgage loans (mortgage loans with principal balances that exceed various thresholds in our markets). These risks may include, among other things, compliance with mortgage loan underwriting criteria and the associated homebuyers’ performance, which could require HomeAmerican to repurchase certain of those mortgage loans or provide indemnification. Repurchased mortgage loans and/or the settlement of claims associated with such loans could have in the future a substantial impact on HomeAmerican’s results of operations, liquidity and cash flow.

Because of the seasonal nature of our business, our quarterly operating results can fluctuate.

We may experience noticeable seasonality and quarter-to-quarter variability in homebuilding activity levels. In general, the number of homes delivered and the associated home sale revenues increase during the third and fourth quarters, compared with the first and second quarters. We believe that this type of seasonality reflects the historical tendency of homebuyers to purchase new homes in the spring and summer with deliveries scheduled in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions in certain markets.

We are dependent on the services of key employees, and the loss of their services could hurt our business.

Although we believe that we have made provision for adequately staffing current operations, because of our efforts to “right-size” our organization at times during the past seven years, retaining our skilled people has become a critical area of focus. Our future success depends, in part, on our ability to attract, train and retain skilled personnel. If we are unable to retain our key employees or attract, train and retain other skilled personnel in the future, it could have an adverse impact on our financial and operating results.

The interests of certain controlling shareholders may be adverse to investors

Larry A. Mizel, David D. Mandarich and other of our affiliates beneficially own, directly or indirectly, in the aggregate, approximately 26% of our common stock. To the extent they and their affiliates vote their shares in the same manner, their combined stock ownership may effectively give them the power to influence the election of members of our board of directors and other matters reserved for our shareholders. Circumstances may occur in which the interest of these shareholders could be in conflict with your interests. In addition, such persons may have an interest in pursuing transactions that, in their judgment, enhance the value of their equity investment in us, even though such transactions may involve risks to you.

Information technology failures and data security breaches could harm our business.

We and our financial services operations use information technology and other computer resources to carry out important operational activities and to maintain our business records. These information technology systems are dependent upon electronic systems and other aspects of the internet infrastructure. A material breach in the security of our information technology systems or other data security controls could result in third parties obtaining customer, employee or company data. Such occurrences could have a material and adverse effect on our consolidated results of operations or financial position.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our corporate office is located at 4350 South Monaco Street, Denver, Colorado 80237, where we lease office space in a 144,000 square foot office building. In some markets, our homebuilding divisions and other MDC subsidiaries lease additional office space. The table below outlines the number of office facilities that are leased and the approximate square footage leased in each market at December 31, 2013. While currently we are satisfied with the suitability and capacity of our office locations, we continue to evaluate them in view of market conditions and the size of our operations.

	Number of Leased Facilities	Total Square Footage Leased
Arizona	2	18,000
California	2	19,000
Colorado	5	145,000
Florida	2	11,000
Maryland	2	18,000
Nevada	1	10,000
Utah	1	6,000
Virginia	3	13,000
Washington	2	22,000
Total	20	262,000

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

Item 4. Mine Safety Disclosures.

   Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

At December 31, 2013, we had 603 shareholders of record. The shares of our common stock are traded on the New York Stock Exchange. The following table sets forth, for the periods indicated, the closing price ranges of our common stock.

	Three Months Ended
	March 31	June 30	September 30	December 31
2013
High	$41.76	$39.71	$34.00	$32.24
Low	35.90	31.56	27.12	27.81

2012
High	$27.20	$32.67	$40.15	$40.62
Low	17.77	23.76	30.81	33.11

During the year ended December 31, 2013 we did not declare or pay any dividends. We paid dividends of $2.00 per share during the year ended December 31, 2012. Of the $2.00 per share in dividends, $1.00 was in lieu of declaring and paying regular quarterly dividends in calendar year 2013. The following table sets forth the cash dividends declared and paid in 2012.

	Date of Declaration	Date of Payment	Dividend per Share	Total Dividends Paid
2012
First Quarter	01/23/12	02/22/12	$0.25	$11,994
Second Quarter	04/23/12	05/23/12	0.25	11,996
Third Quarter	07/24/12	08/22/12	0.25	12,056
Fourth Quarter	10/22/12	11/21/12	0.25	12,172
Accelerated payment of 2013 dividends	12/13/12	12/28/12	1.00	48,697
			$2.00	$96,915

There were no shares of MDC common stock repurchased during the years ended December 31, 2013, 2012 or 2011. At December 31, 2013, we were authorized to repurchase up to 4,000,000 shares of our common stock.

Performance Graph

Set forth below is a graph comparing the yearly change in the cumulative total return of MDC's common stock with the cumulative total return of the Standard & Poor's 500 Stock Index and with that of a peer group of other homebuilders over the five-year period ending on December 31, 2013, weighted as of the beginning of that period.

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

COMPARISON OF CUMULATIVE TOTAL RETURN
OF MDC COMMON STOCK, THE S&P 500 STOCK INDEX
AND A SELECTED PEER GROUP

$300
$250
$200
$150
$100
$50
$0
12/08
12/09
12/10
12/11
12/12
12/13
M.D.C. Holdings, Inc.
S&P 500
Weighted Avg. Peer Group

Item 6.   Selected Financial Data

The data in these tables and related footnotes should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share amounts)
Income Statement Data
Home sale and land sale revenues	$1,629,175	$1,156,142	$817,023	$926,905	$867,784
Financial services revenues	51,259	46,881	26,086	30,473	28,318
Total revenues	$1,680,434	$1,203,023	$843,109	$957,378	$896,102

Homebuilding pretax income (loss)	$100,323	$32,617	$(110,628)	$(80,896)	$(113,289)
Financial services pretax income	29,502	28,498	3,156	10,295	5,954
Total income (loss) before income taxes	$129,825	$61,115	$(107,472)	$(70,601)	$(107,335)

Net income (loss) (1)(2)(3)	$314,385	$62,699	$(98,390)	$(64,770)	$24,679
Basic earnings (loss) per share	$6.39	$1.29	$(2.12)	$(1.40)	$0.52
Diluted earnings (loss) per share	$6.34	$1.29	$(2.12)	$(1.40)	$0.52
Weighted Average Common Shares Outstanding:
Basic	48,453,119	47,660,629	46,796,334	46,627,815	46,537,092
Diluted	48,831,785	47,834,156	46,796,334	46,627,815	46,919,362

Balance Sheet Data
Cash and cash equivalents	$199,338	$160,095	$343,361	$572,225	$1,234,252
Marketable securities	$588,067	$551,938	$519,943	$968,729	$327,944
Total inventories	$1,411,661	$1,002,521	$806,052	$787,659	$523,184
Total assets	$2,595,449	$1,945,441	$1,858,725	$2,547,769	$2,429,308
Senior notes, net (3)	$1,095,620	$744,842	$744,108	$1,242,815	$997,991
Mortgage repurchase facility	$63,074	$76,327	$48,702	$25,434	$29,115
Stockholders' equity	$1,213,249	$880,897	$868,636	$983,683	$1,073,146
Stockholders' equity per common share	$24.87	$18.09	$18.11	$20.87	$22.82
Cash dividends declared per share (4)	$-	$2.00	$1.00	$1.00	$1.00

Operational Data
Homes delivered (units)	4,710	3,740	2,762	3,245	3,013
Average selling price	$345	$308	$292	$284	$278
Net new orders (units)	4,327	4,342	2,887	3,261	3,306
Homes in backlog at period end (units)	1,262	1,645	1,043	842	826
Estimated backlog sales value at period end	$506,000	$579,000	$330,000	$269,000	$265,000
Estimated average selling price of homes in backlog	$401	$352	$316	$320	$321
Active subdivisions at period-end	146	148	187	148	133

(1)

Net income for the year ended December 31, 2009 includes the income tax benefit of being able to carry back $142.6 million of net operating losses due to the expanded NOL carryback provisions contained in the Worker, Homeownership, and Business Assistance Act of 2009, signed into law on November 6, 2009.

(2)	Net income for the year ended December 31, 2013 includes the impact of a $187.6 million reversal of the valuation allowance against our deferred tax assets in the 2013 second quarter.

(3)

During 2011, we completed a debt tender offer and redemptions of our 7% Senior Notes due 2012 and 5½% Senior Notes due 2013. As a result of these transactions, we paid $537.7 million to extinguish $500 million in debt principal and recorded a $38.8 million expense for loss on extinguishment of debt.

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

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$1,626,707	$1,150,998	$805,164
Land sale revenues	2,468	5,144	11,859
Total home and land sale revenues	1,629,175	1,156,142	817,023
Home cost of sales	(1,336,978)	(973,120)	(686,661)
Land cost of sales	(1,961)	(4,823)	(10,796)
Inventory impairments	(919)	(1,105)	(12,965)
Total cost of sales	(1,339,858)	(979,048)	(710,422)
Gross margin	289,317	177,094	106,601
Gross margin %	17.8%	15.3%	13.0%
Selling, general and administrative expenses	(213,283)	(167,295)	(179,105)
Interest income	26,938	23,398	26,068
Interest expense	(1,726)	(808)	(20,842)
Other income (expense)	(923)	228	(43,350)
Homebuilding pretax income (loss)	100,323	32,617	(110,628)

Financial Services:
Revenues	51,259	46,881	26,086
Expenses	(25,271)	(21,645)	(26,306)
Interest and other income	3,514	3,262	3,376
Financial services pretax income	29,502	28,498	3,156

Income before income taxes	129,825	61,115	(107,472)
Benefit from income taxes	184,560	1,584	9,082
Net income (loss)	$314,385	$62,699	$(98,390)

Earnings (loss) per share:
Basic	$6.39	$1.29	$(2.12)
Diluted	$6.34	$1.29	$(2.12)

Weighted average common shares outstanding:
Basic	48,453,119	47,660,629	46,796,334
Diluted	48,831,785	47,834,156	46,796,334

Dividends declared per share	$-	$2.00	$1.00

Cash provided by (used in):
Operating Activities	$(269,549)	$(108,819)	$(80,284)
Investing Activities	$(30,402)	$(21,781)	$404,264
Financing Activities	$339,194	$(52,666)	$(552,844)

EXECUTIVE SUMMARY

Overview

For the year ended December 31, 2013, we improved in most operating metrics. Significant increases in volume and average selling prices of homes delivered, in addition to notable improvements in our homebuilding selling, general and administrative (“SG&A”) expenses as a percentage of home sale revenues (“SG&A rate”), drove top and bottom line growth for our Homebuilding operations. However, the temporary spike in mortgage interest rates from historically low levels, significant year-over-year home price increases, and the economic uncertainty created by the government shutdown, debt ceiling debates, and the discussion surrounding tapering of federal stimulus, slowed housing demand during the second half of 2013. These factors, combined with a lower average active community count, resulted in a slight year-over-year decline in our net new orders and a year-over-year decrease in ending backlog despite a year-over-year increase in our monthly absorption pace per community. We continue to believe that a solid housing recovery is ongoing, supported by attractive affordability levels, a historically low inventory of available-for-sale housing, and improving economic conditions.

For the year ended December 31, 2013, we reported net income of $314.4 million, or $6.34 per diluted share, compared to net income of $62.7 million, or $1.29 per diluted share for the year earlier period. The improvement in our performance was driven primarily by a 41% increase in home sale revenues, a 240 basis point improvement in our gross margin from home sales and a 140 basis point reduction in our SG&A rate. The combination of these factors led to a 260 basis point year-over-year improvement in our total pretax operating margin to 7.7%. Our favorable results for the full year were significantly impacted by a $187.6 million tax benefit related to the reversal of a portion of our deferred tax asset valuation allowance in the second quarter.

Our net new home orders decreased negligibly year-over-year to 4,327 homes, driven largely by an 18% decrease in our average active communities, which was partially offset by a 21% improvement in our monthly absorption pace per active community. Our monthly absorption pace increased despite our implementation of routine price increases in most active subdivisions during the year, which were designed to create an appropriate balance between gross margins and absorption pace.

Our active community count as of December 31, 2013 was 146, down slightly from 148 a year ago. However, our investment in new homebuilding projects over the past year totaling approximately 7,900 lots purchased in 168 communities during the year ended December 31, 2013, 128 of which were new communities, resulted in a 38% year-over-year increase in our total supply of lots owned and under option to approximately 15,800 at December 31, 2013. We believe that this increase in acquisition activity will help drive sequential and year-over-year growth in our active community count in future periods. See “Forward-Looking Statements” above.

Our financial services continued to improve with pretax income of $29.5 million for the year ended December 31, 2013. The slight improvement in our financial services pretax income was attributable to our Other financial services segment, which benefited primarily from an increase in the volume of new home deliveries. The improvement in our Other financial services segment was partially offset by reduced pretax income from our Mortgage operations due to more competitive market conditions that adversely impacted our capture rate and margins on loans locked and originated.

Our financial position remained strong at the end of 2013, as evidenced by our total cash and marketable securities of $787.4 million, compared to our total senior note debt of $1,095.6 million. During the first half of 2013, we issued $350 million of 30-year 6% senior unsecured notes. Additionally, to further strengthen our liquidity, we entered into a 5-year, $450 million unsecured revolving credit agreement in December 2013. More recently, in January of 2014, we issued $250 million of 10-year 5.5% senior unsecured notes. We believe that our strong financial position gives us a competitive advantage as we pursue attractive land acquisition opportunities as the housing market improves, which can help us further grow our operations.

Homebuilding

Pretax Income

	Year Ended December 31,
		Change			Change
	2013	Amount	%	2012	Amount	%	2011
	(Dollars in thousands)
Homebuilding pretax income (loss)
West	$65,672	$38,596	143%	$27,076	$43,965	260%	$(16,889)
Mountain	52,392	28,090	116%	24,302	22,905	1640%	1,397
East	19,590	8,579	78%	11,011	18,206	253%	(7,195)
Corporate	(37,331)	(7,559)	-25%	(29,772)	58,169	66%	(87,941)
Total homebuilding pretax income (loss):	$100,323	$67,706	208%	$32,617	$143,245	129%	$(110,628)

The $67.7 million improvement in our homebuilding financial performance for the year ended December 31, 2013 was driven primarily by a 41% increase in home sale revenues, a 240 basis point improvement in our gross margin from home sales and a 140 basis point reduction in our SG&A rate.

Each of our homebuilding reportable segments, most notably our West and Mountain segments, showed substantial improvements in pretax income for the twelve months ended December 31, 2013 as compared with the same period in 2012, benefiting from significant increases in home sale revenues and gross margins from home sales. Also, excluding a $2.5 million legal recovery in 2012 for our East segment, our SG&A rates for all homebuilding segments showed improvements. Our pretax loss for our non-operating Corporate reportable segment increased by $7.6 million primarily due to increases in our general and administrative expenses related to our accrual for higher incentive-based compensation and higher legal expenses, which were partially offset by reduced stock-based compensation expense. While the SG&A expenses increased during 2013 in the Corporate segment, the SG&A rate decreased due to increased homebuilding revenues.

For the year ended December 31, 2012, we reported homebuilding pretax income of $32.6 million, compared to a pretax loss of $110.6 million for the year ended December 31, 2011. The $143.2 million improvement in our homebuilding financial performance was driven primarily by a 43% increase in home sale revenues, a 230 basis point improvement in our gross margin from home sales, a 770 basis point reduction in our SG&A rate and a $20.0 million decrease in our interest expense. In addition, the 2011 results were adversely impacted by a $38.8 million charge related to the early extinguishment of $500 million of debt.

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

Assets

	December 31,		Change
	2013	2012	Amount	%
	(Dollars in thousands)
Homebuilding assets
West	$760,450	$459,807	$300,643	65%
Mountain	418,796	332,939	85,857	26%
East	297,627	274,199	23,428	9%
Corporate	951,809	692,500	259,309	37%
Total homebuilding assets	$2,428,682	$1,759,445	$669,237	38%

Homebuilding assets in all of our reportable segments, most notably our West segment, increased considerably from December 31, 2012 to December 31, 2013, as higher construction and land acquisition activity drove an increase in our inventory balances. Homebuilding assets in our Corporate segment increased $259.3 million from December 31, 2012 to December 31, 2013, primarily due to an increase in our deferred tax asset after the $187.6 million reversal of our deferred tax asset valuation allowance in the 2013 second quarter. The remainder of the increase in our Corporate segment was primarily related to the net proceeds generated from the issuance of $350 million of 30-year 6% senior unsecured notes, much of which was used for investments in homebuilding inventories.

Revenues

	Year Ended December 31,
		Change			Change
	2013	Amount	%	2012	Amount	%	2011
	(Dollars in thousands)
Home and land sale revenues
West	$671,278	155,199	30%	$516,079	$243,279	89%	$272,800
Mountain	546,801	191,433	54%	355,368	39,179	12%	316,189
East	411,096	126,401	44%	284,695	56,661	25%	228,034
Total home and land sale revenues	$1,629,175	$473,033	41%	$1,156,142	$339,119	42%	$817,023

The increases in home and land sale revenues for the years ended December 31, 2013 and 2012 were driven primarily by 26% and 35% increases in new home deliveries, respectively, and 12% and 6% increases in average selling price, respectively.

New Home Deliveries:

	Year Ended December 31,
	2013			2012			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	635	$156,308	$246.2	603	$131,278	$217.7	5%	19%	13%
California	643	243,804	379.2	543	184,490	339.8	18%	32%	12%
Nevada	593	163,127	275.1	604	125,725	208.2	-2%	30%	32%
Washington	333	108,038	324.4	247	73,074	295.8	35%	48%	10%
West	2,204	671,277	304.6	1,997	514,567	257.7	10%	30%	18%
Colorado	1,287	479,619	372.7	807	289,416	358.6	59%	66%	4%
Utah	208	65,292	313.9	226	64,006	283.2	-8%	2%	11%
Mountain	1,495	544,911	364.5	1,033	353,422	342.1	45%	54%	7%
Maryland	368	159,169	432.5	233	99,476	426.9	58%	60%	1%
Virginia	355	177,142	499.0	280	135,067	482.4	27%	31%	3%
Florida	288	74,208	257.7	195	47,915	245.7	48%	55%	5%
Illinois	-	-	-	2	551	275.5	N/M	N/M	N/M
East	1,011	410,519	406.1	710	283,009	398.6	42%	45%	2%
Total	4,710	$1,626,707	$345.4	3,740	$1,150,998	$307.8	26%	41%	12%

N/M - Not meaningful

	Year Ended December 31,
	2012			2011			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	603	$131,278	$217.7	423	$80,133	$189.4	43%	64%	15%
California	543	184,490	339.8	272	83,488	306.9	100%	121%	11%
Nevada	604	125,725	208.2	331	61,833	186.8	82%	103%	11%
Washington	247	73,074	295.8	146	38,710	265.1	69%	89%	12%
West	1,997	514,567	257.7	1,172	264,164	225.4	70%	95%	14%
Colorado	807	289,416	358.6	748	251,935	336.8	8%	15%	6%
Utah	226	64,006	283.2	225	61,761	274.5	0%	4%	3%
Mountain	1,033	353,422	342.1	973	313,696	322.4	6%	13%	6%
Maryland	233	99,476	426.9	207	90,312	436.3	13%	10%	-2%
Virginia	280	135,067	482.4	211	90,844	430.5	33%	49%	12%
Florida	195	47,915	245.7	190	43,450	228.7	3%	10%	7%
Illinois	2	551	275.5	9	2,698	299.8	N/M	N/M	N/M
East	710	283,009	398.6	617	227,304	368.4	15%	25%	8%
Total	3,740	$1,150,998	$307.8	2,762	$805,164	$291.5	35%	43%	6%

N/M - Not meaningful

The dollar value of new home deliveries for the year ended December 31, 2013 increased significantly for all of our homebuilding operating segments and was primarily attributable to an increase of 76% in the dollar value of homes in backlog to start 2013 as compared to the beginning of 2012 coupled with significant price increases implemented throughout the year at many of our communities and more speculative home deliveries.  Our West and Mountain segments had the strongest increases in beginning backlog due to improved market conditions, especially within each state within the West, and in Colorado in the Mountain segment.

The increase in new home deliveries for the year ended December 31, 2012 was primarily attributable to a 24% increase in the number of homes in backlog to start 2012 as compared to the start of 2011. The West segment was the primary driver of the increase, as the 2012 beginning backlog rose 91% year-over-year due to increased demand, particularly in our Arizona, California and Nevada markets. Resale listings and the level of distressed properties in many of our markets shrank, particularly in the West, which provided a boost in demand for new home sales.

The year-over-year increases in our average selling price for both 2013 and 2012 were primarily driven by price increases instituted at most of our communities in combination with decreased incentives as we took advantage of the improved housing market demand, as well as a shift in the mix of closings to more desirable communities within individual markets.

Gross Margin

Gross margin from home sales for the year ended December 31, 2013 was 17.8%, up 240 basis points from 15.4% for 2012. The increase in our gross margin percentage was primarily due to increased prices and reduced incentives as a percentage of home sales in all of our markets, as lower new and resale inventory supply levels, historically low lending rates and general improvements in the state of the U.S. economy improved homebuyer demand.

Gross margin from home sales for the year ended December 31, 2012 was 15.4%, up 230 basis points from 13.1% for the year earlier period. The increase in gross margins was primarily due to reduced incentives as a percentage of home sales and increased prices in many of our markets, particularly in Arizona and Nevada. In addition, the gross margins were impacted in part by a reduction in impairment charges from $13.0 million in the year ended December 31, 2011 to $1.1 million in the year ended December 31, 2012, which was largely offset by a $6.4 million benefit recorded in 2011 from the settlement of a construction defect claim, the impact of project close-out adjustments and a $5.5 million warranty accrual reduction in 2011, while 2012 did not include any of these significant adjustments.

Excluding inventory impairments, warranty accrual adjustments and interest in cost of sales, our adjusted gross margin percentage from home sales for the years ended December 31, 2013, 2012 and 2011 was 21.1%, 18.2% and 16.7%, respectively. The table set forth below is a reconciliation of our gross margin and gross margin percentage, as reported, to gross margin from home sales and gross margins from home sales excluding inventory impairments, warranty adjustments and interest in home cost of sales, which is a non-GAAP measure.

	Year Ended December 31,
	2013	Gross Margin %	2012	Gross Margin %	2011	Gross Margin %
	(Dollars in thousands)
Gross Margin	$289,317	17.8%	$177,094	15.3%	$106,601	13.0%
Less: Land Sale Revenues	(2,468)		(5,144)		(11,859)
Add: Land Cost of Sales	1,961		4,823		10,796
Gross Margin from Home Sales	288,810	17.8%	176,773	15.4%	105,538	13.1%
Add: Inventory Impairments	919		1,105		12,965
Add: Interest in Cost of Sales	54,261		31,106		21,152
Add: Warranty Adjustments	-		-		(5,478)
Adjusted Gross Margin from Home Sales (1)	$343,990	21.1%	$208,984	18.2%	$134,177	16.7%

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

Inventory Impairments

Impairments recognized for the years ended December 31, 2013, 2012 and 2011 are shown in the table below:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Inventory Impairments
West	$-	$-	$8,769
Mountains	-	-	2,299
East	919	1,105	1,897
Total	$919	$1,105	$12,965

During the year ended December 31, 2013, we recorded $0.9 million of inventory impairments related to three projects in our Maryland division in our East segment. In the same division, we recorded $1.1 million of inventory impairments related to two projects during the year ended December 31, 2012. Based on the slow sales absorption rates experienced during both periods and the estimated sales price reductions required to sell the remaining lots and houses in these communities, it was determined that the fair values were less than the carrying values.

During the year ended December 31, 2011, we recorded $13.0 million of inventory impairments. These impairments primarily were incurred during the 2011 second and third quarters in select subdivisions, primarily in California and Nevada in our West segment, and Utah in our Mountain segment. The impairment of these specific subdivisions, most of which were purchased during 2010, primarily resulted from lowering anticipated home sales prices from those that were expected at the time we purchased the land, based on our experience with homes sold or closed in these subdivisions. As a result of declining home sales prices at that time, we determined based upon our impairment evaluation, that the fair market values of the land and homes in these subdivisions were less than their carrying values.

The table below shows the number of subdivisions and carrying value of the inventory we tested for impairment during each quarter in the years ended December 31, 2013, 2012 and 2011. The table also includes impairments that we recorded during such periods, as well as the quarter-end fair value, number of lots and number of subdivisions for the impaired inventories. For the years ended December 31, 2013, 2012 and 2011, we used discount rates ranging from 10% to 18% for the subdivisions that were impaired.

Three Months Ended	Total Subdivisions Tested for Impairment During Quarter	Carrying Value of Inventory Tested for Impairment During Quarter	Carrying Value of Impaired Inventory Before Impairment at Quarter End	Inventory Impairments	Fair Value of Inventory After Impairments	Number of Subdivisions Impaired During the Quarter	Number of Lots Impaired During the Quarter
	(Dollars in thousands)
March 31, 2013	17	$42,919	$-	$-	$-	-	-
June 30, 2013	23	48,329	-	-	-	-	-
September 30, 2013	8	14,731	2,326	350	1,976	1	9
December 31, 2013	17	51,043	3,446	569	2,877	2	18
Total	65	$157,022	$5,772	$919	$4,853	3	27

March 31, 2012	33	$81,492	$-	$-	$-	-	-
June 30, 2012	27	63,616	-	-	-	-	-
September 30, 2012	22	62,681	-	-	-	-	-
December 31, 2012	17	62,808	3,840	1,105	2,735	2	25
Total	99	$270,597	$3,840	$1,105	$2,735	2	25

March 31, 2011	10	$80,915	$-	$-	$-	-	-
June 30, 2011	49	95,407	29,205	8,633	20,572	9	392
September 30, 2011	50	109,247	22,613	4,049	18,564	11	313
December 31, 2011	40	89,031	2,765	283	2,482	2	12
Total	149	$374,600	$54,583	$12,965	$41,618	22	717

Selling, General and Administrative Expenses

Our SG&A rate decreased 140 basis points from 14.5% in 2012 to 13.1% in 2013. The decrease was primarily driven by improved operating leverage that resulted from higher revenues. The impact of the improved operating leverage on our SG&A rate was partially offset by various legal recoveries generated during the year ended December 31, 2012 (discussed below), that did not recur for the same period in 2013, and certain additional 2013 legal expense accruals discussed below.

For the year ended December 31, 2013, our SG&A expenses were $213.3 million, compared to $167.3 million for the year ended December 31, 2012. The increase in SG&A expense was largely attributable to higher incentive-based compensation expense, due to increased profitably, higher commissions expense resulting from increased sales volume, and increased headcount due to our recent growth. In addition, the year ended December 31, 2012 benefited from significant legal recoveries totaling $9.8 million, whereas 2013 did not benefit from any significant legal recoveries and included additional legal expense accruals for certain matters encountered in the normal course of business that totaled $5.9 million. These increases to our 2013 SG&A expense were slightly offset by lower stock-based compensation expense.

Our SG&A rate decreased 770 basis points from 22.2% in 2011 to 14.5% in 2012. The decrease was primarily driven by improved operating leverage that resulted from higher revenues as well as the $9.8 million in various significant legal recoveries received during 2012 discussed above.

Our SG&A expenses for the year ended December 31, 2012 decreased $11.8 million to $167.3 million, compared to $179.1 million for same period in 2011. The decrease in SG&A was attributable to reductions in salaries and other overhead costs and the $9.8 million in significant legal recoveries discussed above. These items were partially offset by higher commissions expense resulting from increased sales volume.

Interest Income

Our interest income for the years ended December 31, 2013, 2012 and 2011 was $26.9 million, $23.4 million and $26.1 million, respectively. The changes in interest income over each period were attributable to the year-over-year changes in our cash and cash equivalents and marketable securities balances, as well as changing yields.

Interest Expense

For the years ended December 31, 2013, 2012 and 2011, we expensed $1.7 million, $0.8 million and $20.8 million of interest, respectively, related to the portion of our homebuilding debt that exceeded our qualified assets. The year-over-year decrease from 2011 to 2012 was the result of a significant reduction in the amount by which our homebuilding debt exceeded our qualified assets, resulting primarily from the repayment of $500 million of senior debt during the latter half of 2011 in addition to an increase in total inventories from 2011 to 2012.

Other Income (Expense)

For the years ended December 31, 2013, 2012 and 2011, our other income (expense) was $(0.9) million, $0.2 million and $(43.4) million, respectively. Other expense for the year ended December 31, 2011 was largely related to a $38.8 million charge for the early extinguishment of $500 million of debt.

Other Homebuilding Operating Data

Net New Orders:

	Year Ended December 31,
	2013				2012				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	645	$165,101	$256.0	2.91	625	$137,159	$219.5	2.93	3%	20%	17%
California	561	237,694	423.7	3.90	654	225,174	344.3	3.11	-14%	6%	23%
Nevada	529	162,270	306.7	3.47	652	146,094	224.1	3.10	-19%	11%	37%
Washington	300	98,156	327.2	2.19	272	82,325	302.7	2.14	10%	19%	8%
West	2,035	663,221	325.9	3.11	2,203	590,752	268.2	2.90	-8%	12%	22%
Colorado	1,234	466,285	377.9	2.67	1,044	364,056	348.7	1.90	18%	28%	8%
Utah	153	48,893	319.6	1.80	239	71,080	297.4	1.19	-36%	-31%	7%
Mountain	1,387	515,178	371.4	2.53	1,283	435,136	339.2	1.71	8%	18%	9%
Maryland	314	145,310	462.8	1.45	303	129,891	428.7	1.39	4%	12%	8%
Virginia	273	136,054	498.4	2.07	362	179,744	496.5	2.20	-25%	-24%	0%
Florida	318	84,897	267.0	2.09	189	46,493	246.0	1.06	68%	83%	9%
Illinois	-	-	-	-	2	550	275.0	N/M	N/M	N/M	N/M
East	905	366,261	404.7	1.81	856	356,678	416.7	1.52	6%	3%	-3%
Total	4,327	$1,544,660	$357.0	2.54	4,342	$1,382,566	$318.4	2.10	0%	12%	12%

	Year Ended December 31,
	2012				2011				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	625	$137,159	$219.5	2.93	467	$87,223	$186.8	6.71	34%	57%	18%
California	654	225,174	344.3	3.11	311	92,760	298.3	1.73	110%	143%	15%
Nevada	652	146,094	224.1	3.10	411	75,011	182.5	1.96	59%	95%	23%
Washington	272	82,325	302.7	2.14	124	32,577	262.7	1.85	119%	153%	15%
West	2,203	590,752	268.2	2.90	1,313	287,571	219.0	2.50	68%	105%	22%
Colorado	1,044	364,056	348.7	1.90	708	240,671	339.9	1.47	47%	51%	3%
Utah	239	71,080	297.4	1.19	224	61,760	275.7	1.00	7%	15%	8%
Mountain	1,283	435,136	339.2	1.71	932	302,431	324.5	1.32	38%	44%	5%
Maryland	303	129,891	428.7	1.39	194	87,279	449.9	1.30	56%	49%	-5%
Virginia	362	179,744	496.5	2.20	244	109,103	447.1	1.88	48%	65%	11%
Florida	189	46,493	246.0	1.06	196	45,592	232.6	1.15	-4%	2%	6%
Illinois	2	550	275.0	N/M	8	2,279	284.9	N/M	N/M	N/M	-3%
East	856	356,678	416.7	1.52	642	244,253	380.5	1.43	33%	46%	10%
Total	4,342	$1,382,566	$318.4	2.10	2,887	$834,255	$289.0	1.72	50%	66%	10%

* Calculated as total net new orders in period ÷ average active communities during period ÷ number of months in period

N/M - Not meaningful

Net new orders for the year ended December 31, 2013 decreased slightly to 4,327 homes, compared with 4,342 homes for the year ended December 31, 2012, as a 21% increase in our monthly absorption rate to 2.54 per community was offset by an 18% decline in our average community count. The declines in our California, Nevada and Utah markets were driven by a decline in average active subdivisions during the year as monthly absorption rates were up in each of these markets. Virginia also saw a decline in net new orders resulting from a decline in average active subdivisions as well as monthly absorption rate. Substantial improvements in the monthly absorption rate for our Colorado and Florida markets sufficiently offset year-over-year declines in average active subdivisions driving increases in net new orders. The increase in the dollar value of new orders was due to higher average price per home, which was driven by price increases instituted at most of our communities and a shift in product mix to more move-up homes.

Net new orders for the year ended December 31, 2012 increased 50% to 4,342 homes, compared with 2,887 homes for the year ended December 31, 2011. Our monthly sales absorption rate for the year ended December 31, 2012 was 2.10 per community compared to 1.72 per community for the year ended December 31, 2011. We experienced substantial order growth in most of our homebuilding segments due to a combination of a change in our sales processes and procedures, and the overall improvement in housing market conditions. Our West segment experienced the most significant increase due to particularly strong demand.

Active Subdivisions:

	At December 31,
	2013	% Change	2012	% Change	2011
Arizona	25	108%	12	-52%	25
California	11	-15%	13	-24%	17
Nevada	15	25%	12	-40%	20
Washington	13	30%	10	11%	9
West	64	36%	47	-34%	71
Colorado	38	-10%	42	-11%	47
Utah	5	-64%	14	-33%	21
Mountain	43	-23%	56	-18%	68
Maryland	17	-6%	18	13%	16
Virginia	10	-17%	12	-20%	15
Florida	12	-20%	15	-12%	17
East	39	-13%	45	-6%	48
Total	146	-1%	148	-21%	187
Average for Year Ended	142	-18%	173	1%	171

The year-over-year slight decrease in active subdivisions for 2013 and larger decrease for 2012 were primarily caused by higher than expected sales in each year resulting in certain subdivisions selling out more quickly than anticipated. Furthermore, active subdivisions for both periods were negatively impacted by our decision to slow the pace of new community acquisitions from the second half of 2011 through the first half of 2012 in light of uncertainties regarding future economic conditions at that time. Delays encountered with various municipalities also adversely impacted our ability to open new communities during 2013.

However, based on our significant land acquisition activity over the past year and our efforts to open communities, we have increased our active subdivisions count by 9% from 134 active subdivisions as of September 30, 2013, marking the largest sequential active subdivision increase since the fourth quarter of 2011.

Cancellation Rate:

	Year Ended December 31,
	2013	Change	2012	Change	2011
Arizona	17%	-4%	21%	-13%	34%
California	24%	1%	23%	-15%	38%
Nevada	21%	4%	17%	-20%	37%
Washington	18%	-2%	20%	1%	19%
West	20%	0%	20%	-15%	35%
Colorado	22%	-1%	23%	-13%	36%
Utah	22%	-1%	23%	-19%	42%
Mountain	22%	-1%	23%	-14%	37%
Maryland	25%	-9%	34%	-10%	44%
Virginia	26%	1%	25%	-6%	31%
Florida	22%	-2%	24%	-14%	38%
East	25%	-3%	28%	-10%	38%
Total	22%	-1%	23%	-13%	36%

For the year ended December 31, 2013, our cancellation rate of 22% was slightly better than the prior year. Our cancellation rates were most improved in our Maryland and Arizona markets, primarily driven by various efforts to enhance the quality of our backlog, including reduced acceptance of contingencies and enhanced review of buyer creditworthiness before the ratification of sales contracts. The increase in cancellation rate for our Nevada market was due to a decline in gross orders from lower average active community counts and the inability of certain buyers to qualify for mortgage financing.

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

Backlog:

	At December 31,
	2013		% Change		2012		% Change		2011
	Homes	Dollar Value	Homes	Dollar Value	Homes	Dollar Value	Homes	Dollar Value	Homes	Dollar Value
	(Dollars in thousands)
Arizona	160	$43,184	7%	23%	150	$35,064	17%	30%	128	$26,875
California	147	71,855	-36%	-8%	229	78,400	94%	110%	118	37,341
Nevada	140	49,350	-31%	-2%	204	50,533	31%	69%	156	29,969
Washington	46	16,430	-42%	-39%	79	26,761	46%	79%	54	14,958
West	493	180,819	-26%	-5%	662	190,758	45%	75%	456	109,143
Colorado	417	171,688	-11%	-1%	470	174,280	102%	106%	233	84,519
Utah	26	8,422	-68%	-66%	81	25,058	19%	30%	68	19,253
Mountain	443	180,110	-20%	-10%	551	199,338	83%	92%	301	103,772
Maryland	129	65,435	-30%	-17%	183	79,162	62%	62%	113	48,987
Virginia	103	51,594	-44%	-44%	185	92,303	80%	85%	103	49,953
Florida	94	28,037	47%	61%	64	17,452	-9%	-3%	70	18,020
East	326	145,066	-25%	-23%	432	188,917	51%	62%	286	116,960
Total	1,262	$505,995	-23%	-13%	1,645	$579,013	58%	76%	1,043	$329,875

Average Prices of Homes in Backlog:

	At December 31,
	2013	% Change	2012	% Change	2011
Arizona	$269.9	15%	$233.8	11%	$210.0
California	488.8	43%	342.4	8%	316.4
Nevada	352.5	42%	247.7	29%	192.1
Washington	357.2	5%	338.7	22%	277.0
West	366.8	27%	288.2	20%	239.3
Colorado	411.7	11%	370.8	2%	362.7
Utah	323.9	5%	309.4	9%	283.1
Mountain	406.6	12%	361.8	5%	344.8
Maryland	507.2	17%	432.6	0%	433.5
Virginia	500.9	0%	498.9	3%	485.0
Florida	298.3	9%	272.7	6%	257.4
East	445.0	2%	437.3	7%	409.0
Total	$400.9	14%	$352.0	11%	$316.3

The dollar value of backlog at December 31, 2013 decreased in all segments and in total by 13% year-over-year. The decrease was driven by a 23% decrease in homes in the backlog, which was partially offset by a 14% increase in the average price of homes in backlog. Florida and Arizona were the only markets that showed increases. The increase in Florida was due to higher sales absorption rates generated in 2013 as compared to 2012 as well as our expansion into Orlando and South Florida in 2013. The increase in Arizona was due primarily to higher active subdivision counts during 2013. The decreases in all other markets were driven by lower sales activity, which was due to lower average active communities in the latter half of 2013 when compared to the same period in 2012.

The 58% increase in the number of homes in our backlog from December 31, 2011 to December 31, 2012 was primarily the result of the increase in net orders during the year ended December 31, 2012. Our West and Mountain segments experienced the strongest growth in backlog due to improved market conditions, especially within each state within the West, and in Colorado in the Mountain segment.

Homes Completed or Under Constructions (WIP lots):

	December 31,
	2013	% Change	2012	% Change	2011
Unsold:
Completed	378	71%	221	51%	146
Under construction	1,038	72%	604	84%	328
Total unsold started homes	1,416	72%	825	74%	474
Sold homes under construction or completed	981	-14%	1,147	80%	638
Model homes	258	17%	221	-2%	226
Total homes completed or under construction	2,655	21%	2,193	64%	1,338

The increase in our total homes completed or under construction from December 31, 2012 to December 31, 2013 was driven by increases in the total number of unsold homes that were either completed or under construction. We intentionally started more speculative homes during 2013 in light of increased homebuyer demand, improving market conditions, low levels of resale and new home inventories, and the recent improvements in our speculative homes gross margins.

The increase in our total homes completed or under construction from December 31, 2011 to December 31, 2012 was primarily related to a higher number of sold homes started in light of our year-over-year increase in backlog. We also intentionally increased our inventory of unsold started homes based on the overall improvement in housing market conditions and increased demand for started homes.

Lots Owned and Optioned (including homes completed or under construction):

	December 31, 2013				December 31, 2012				December 31, 2011
	Lots Owned	Lots Optioned	Total Lots Controlled	% Change in Total	Lots Owned	Lots Optioned	Total Lots Controlled	% Change in Total	Lots Owned	Lots Optioned	Total Lots Controlled
Arizona	2,838	74	2,912	58%	1,763	80	1,843	79%	955	77	1,032
California	1,765	129	1,894	75%	1,080	-	1,080	-22%	1,384	-	1,384
Nevada	1,503	391	1,894	50%	1,226	40	1,266	3%	1,191	33	1,224
Washington	537	182	719	13%	472	162	634	19%	385	147	532
West	6,643	776	7,419	54%	4,541	282	4,823	16%	3,915	257	4,172
Colorado	4,292	1,093	5,385	40%	3,335	508	3,843	9%	3,220	321	3,541
Utah	538	19	557	2%	532	13	545	-13%	607	17	624
Mountain	4,830	1,112	5,942	35%	3,867	521	4,388	5%	3,827	338	4,165
Maryland	446	304	750	-16%	577	315	892	-23%	566	596	1,162
Virginia	469	133	602	-26%	553	263	816	-4%	678	173	851
Florida	650	423	1,073	105%	365	159	524	-22%	330	340	670
Illinois	-	-	-	0%	-	-	-	N/M	125	-	125
East	1,565	860	2,425	9%	1,495	737	2,232	-21%	1,699	1,109	2,808
Total	13,038	2,748	15,786	38%	9,903	1,540	11,443	3%	9,441	1,704	11,145

N/M - Not meaningful

As a result of the significant increase in our land acquisition activity during 2013, we increased our owned and optioned lot supply as of December 31, 2013 by 38% year-over-year, even after a 26% year-over-year increase in new home deliveries in 2013. The majority of the increase in our lot supply occurred in Colorado in our Mountain segment and all markets in our West segment, where we experienced strong demand over the last year, as well as in Florida, where we expanded our footprint into Orlando and South Florida. We believe that these continued increases in lots owned and under option will help us generate meaningful increases in our active community count during 2014. See "Forward-Looking Statements" above.

We increased our supply of owned and optioned lots by 3% during the year ended December 31, 2012 to 11,443 total lots, even after a 35% year-over-year increase in new home deliveries in 2012. Our lot supply increased most significantly in the West, particularly in Arizona, which was up 79%, and in Colorado, which was up 9%. These increases were partially offset by a 21% decline in lots in our East segment due to decreases in each market within that segment.

Financial Services

	Year Ended December 31,
		Change			Change
	2013	Amount	%	2012	Amount	%	2011
	(Dollars in thousands)
Financial services revenues
Mortgage operations	$34,976	$(147)	0%	$35,123	$17,316	97%	$17,807
Other	16,283	4,525	38%	11,758	3,479	42%	8,279
Total financial services revenues	$51,259	$4,378	9%	$46,881	$20,795	80%	$26,086

Financial services pretax income
Mortgage operations	$21,608	$(2,331)	-10%	$23,939	$23,545	5976%	$394
Other	7,894	3,335	73%	4,559	1,797	65%	2,762
Total financial services pretax income	$29,502	$1,004	4%	$28,498	$25,342	803%	$3,156

Our financial services pretax income for the year ended December 31, 2013 was up slightly over the prior year period. The increase was driven by a $3.3 million increase in our Other financial services segment, which consists of our insurance and title operations, and was partially offset by a $2.3 million decrease in pretax income for our Mortgage operations segment. The decline in pretax income for Mortgage operations was primarily due to per unit reduced origination income and gains on loans locked and sold compared to a year ago resulting largely from a more competitive mortgage market and higher interest rates. In addition, higher general and administrative expenses, due to added employees hired to handle additional loan volume, and higher loan loss reserve expenses, caused by a slight increase in claims activity from our third party loan purchasers, adversely impacted the profitability of our Mortgage operations for the year ended December 31, 2013.

The increase in our financial services pretax income for the year ended December 31, 2012 from 2011 was driven primarily by a year-over-year increase of $23.5 million in our Mortgage operations pretax income of $23.9 million for the year ended December 31, 2012. The improvement in our mortgage operation’s profitability was driven largely by year-over-year increases of: (1) $7.1 million from the marketing gains on sales of mortgage loans; (2) $4.7 million from the corresponding sale of servicing rights associated with those mortgage loans and; (3) $2.3 million from origination income for the year ended December 31, 2012. These increases aggregated $14.1 million and were due to favorable mortgage market conditions, increases in the volume of loans locked and originated, and a decrease in the level of special financing programs that we offered our homebuyers. Our mortgage operation’s profitability for the year ended December 31, 2012 also benefited from a year-over-year decrease in our loan loss reserve expense by $7.7 million due to reduced repurchase and indemnity claims received from third-party purchasers of our mortgage loans and reductions in settlement claims paid by HomeAmerican. During 2011, the Company’s mortgage subsidiary entered into various settlements with third parties concerning claims and potential claims to repurchase certain previously sold mortgage loans, which resulted in an increase in its loan loss reserve of $8.0 million. The balance of our financial services pretax income, which consisted of income from our insurance and title operations, was $4.6 million for the year ended December 31, 2012, as compared with $2.8 million for the year ended December 31, 2011. Because many components of the expenses for our financial services operations do not change in direct relation to revenues, the increase in our 2012 financial services revenue, combined with a decrease in loan loss reserve expenses, caused a significant increase in our financial services profit margin percentage.

The following table sets forth information for our Mortgage operations relating to mortgage loans originated and capture rate. The “capture rate” is defined as the number of mortgage loans originated by our Mortgage operations for our homebuyers as a percent of our total home closings.

	Year Ended December 31,
	2013	% or Percentage Change	2012	% or Percentage Change	2011
	(Dollars in thousands)
Total Originations (including transfer loans):
Loans	2,947	15%	2,557	23%	2,076
Principal	$890,404	24%	$715,542	29%	$556,558
Capture Rate Data:
Capture rate as % of all homes delivered	61%	-5%	66%	-6%	72%
Capture rate as % of all homes delivered excluding cash sales	65%	-8%	73%	-6%	79%
Mortgage Loan Origination Product Mix:
FHA loans	24%	-8%	32%	-8%	40%
Other government loans (VA & USDA)	30%	0%	30%	2%	28%
Total government loans	54%	-8%	62%	-6%	68%
Conventional loans	46%	8%	38%	6%	32%
	100%	0%	100%	0%	100%
Loan Type:
Fixed rate	96%	-3%	99%	3%	96%
ARM	4%	3%	1%	-3%	4%
Credit Quality:
Average FICO Score	733	0%	730	0%	727
Other Data:
Average combined LTV ratio	89%	-1%	90%	-1%	91%
Full documentation loans	100%	0%	100%	0%	100%
Non-full documentation loans	0%	0%	0%	0%	0%

Loans Sold to Third Parties:
Loans	3,035	24%	2,457	21%	2,023
Principal	$913,309	35%	$675,422	24%	$545,613

During 2012 and 2013, as a result of (1) increases in the amount that FHA charges to insure mortgages, (2) increases in home prices, which can limit a borrower’s ability to use FHA insured mortgages in connection with the purchase of a home, and (3) structural changes in the FHA mortgage insurance program, which extended the period of time during which the borrower must pay a mortgage insurance premium, we have seen significant year-over-year declines in our originations of FHA loans as a percentage of our total loans originated.

Income Taxes

We recorded an income tax benefit of $184.6 million for the year ended December 31, 2013 compared to income tax benefits of $1.6 million and $9.1 million for the same periods in 2012 and 2011, respectively.

The income tax benefit for the year ended December 31, 2013 was due primarily to a $187.6 million reversal of a significant portion of our deferred tax asset valuation allowance in the 2013 second quarter in addition to a $6.5 million benefit from energy tax credits relating to current and prior years. These amounts were slightly offset by an $11.9 million write-off of a deferred tax asset as a result of the termination of certain post-retirement pension benefits contained in the employment agreements of our Chief Executive Officer and Chief Operating Officer in the 2013 fourth quarter. We concluded that the reversal of a portion of our valuation allowance was appropriate after determining that it was more likely than not, after our evaluation of all relevant positive and negative evidence, that we would be able to realize most of our deferred tax assets within the allowable carryforward periods. As of December 31, 2013, we had a $8.2 million deferred tax asset valuation allowance remaining that related to various state net operating loss carryforwards where realization is more uncertain at this time due to the more limited carryforward periods that exist in certain states. See Notes 13 and 14 of the Consolidated Financial Statements for further discussion.

The income tax benefit for the year ended December 31, 2012 was due primarily to the release of reserves related to settlements with various taxing authorities.

The income tax benefit for the year ended December 31, 2011 was primarily from settlements of various state income tax matters and our settlement with the IRS on its audit of our 2004 and 2005 federal income tax returns.

LIQUIDITY AND CAPITAL RESOURCES

We use our liquidity and capital resources to (1) support our operations, including the purchase of land, land development and construction of homes; (2) provide working capital; and (3) provide mortgage loans for our homebuyers. Our liquidity includes our cash and cash equivalents, marketable securities, Mortgage Repurchase Facility (as defined below) and Revolving Credit Facility (as defined below). Additionally, we have an existing effective shelf registration statement that allows us to issue equity, debt or hybrid securities up to $1.5 billion ($1.25 billion after the issuance of our 5½% senior notes due 2024 in January of 2014). See Note 22 to the Consolidated Financial Statements.

We have marketable debt and equity securities.  Our debt securities consist primarily of fixed and floating rate interest earning debt securities, which may include, among others, United States government and government agency debt and corporate debt. Our equity securities consist primarily of holdings in mutual fund securities, which invest mostly in debt securities. The remaining equity securities in our investment portfolio are holdings in corporate equities.

Capital Resources.

Our capital structure is primarily a combination of (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our publicly traded 5⅜% senior notes due 2014 and 2015, 5⅝% senior notes due 2020, 5½% senior notes due 2024 issued in January of 2014 (See Note 21 to the Consolidated Financial Statements) and our 6% senior notes due 2043; (3) our Mortgage Repurchase Facility and (4) our Revolving Credit Facility. Because of our current balance of cash, cash equivalents, marketable securities, ability to access the capital markets, and available capacity under both our Mortgage Repurchase Facility and Revolving Credit Facility, we believe that our capital resources are adequate to satisfy our short and long-term capital requirements, including meeting future payments on our senior notes as they become due. See “Forward-Looking Statements” below.

We may from time to time seek to retire or purchase our outstanding senior notes through cash purchases, whether in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Senior Notes, Revolving Credit Facility and Mortgage Repurchase Facility

Senior Notes.  Our senior notes are not secured and, while the senior note indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries. We believe that we are in compliance with the representations, warranties and covenants in the senior note indentures.

Revolving Credit Facility. On December 13, 2013, we entered into an unsecured revolving credit agreement (“Revolving Credit Facility”) with a group of lenders which may be used for general corporate purposes. Our Revolving Credit Facility has an aggregate commitment amount of $450 million (the “Commitment”) and a maturity date of December 13, 2018. Each lender may issue letters of credit in an amount up to 50% of its commitment. The facility permits an increase in the maximum Commitment amount to $1.0 billion upon our request, subject to receipt of additional commitments from existing or additional lenders. Interest rates on outstanding borrowings are determined by reference to a specified London Interbank Offered Rate (LIBOR), a specified federal funds effective rate or a specified prime rate, plus a margin that is determined based on our credit ratings and leverage ratio, as defined in the facility agreement. At any time at which the Company’s leverage ratio, as of the last day of the most recent calendar quarter, exceeds 55%, the aggregate principal amount of all consolidated senior debt borrowings outstanding may not exceed the borrowing base. If the Company’s leverage ratio, as of the last day of the most recent calendar quarter, is 55% or less, then no borrowing base requirement will exist.

The Revolving Credit Facility is fully and unconditionally guaranteed, jointly and severally, by most of our homebuilding segment subsidiaries. The facility contains various representations, warranties and covenants that we believe are customary for agreements of this type. The financial covenants include a consolidated tangible net worth test and a leverage test, along with a consolidated tangible net worth covenant, all as defined in the facility agreement. A failure to satisfy the foregoing tests does not constitute an event of default, but can trigger a “term-out” of the facility. A breach of the consolidated tangible net worth covenant (but not the consolidated tangible net worth test) would result in an event of default.

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of the MDC's outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of December 31, 2013.

We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At December 31, 2013, there were no borrowings under the Revolving Credit Facility and there were $14.9 million in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility.

Upon entering into the Revolving Credit Facility on December 13, 2013, our separate letter of credit facilities terminated and our existing letters of credit were included in the Revolving Credit Facility.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement, (the “Mortgage Repurchase Facility”), with U.S. Bank National Association (“USBNA”). This agreement was amended on September 20, 2013 and extended until September 19, 2014. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. The Mortgage Repurchase Facility had a temporary increase in the maximum aggregate commitment from $50 million to $80 million from December 31, 2013 through January 30, 2014 and from December 21, 2012 through January 30, 2013. At December 31, 2013 and December 31, 2012, we had $63.1 million and $76.3 million, respectively, of mortgage loans that we were obligated to repurchase under our Mortgage Repurchase Facility. Mortgage loans that we are obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a Pricing Rate equal to the greater of (i) the LIBOR Rate (as defined in the Mortgage Repurchase Facility) plus 2.75%, or (ii) 3.00%. The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth Ratio, (iii) a minimum Adjusted Net Income requirement, and (iv) a minimum Liquidity requirement. The foregoing terms are defined in the Mortgage Repurchase Facility. We believe we were in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of December 31, 2013.

Dividends

There were no dividends declared or paid for the year ended of December 31, 2013. We paid dividends of $2.00 per share during the year ended December 31, 2012. Of the $2.00 per share in dividends, $1.00 was in lieu of declaring and paying regular quarterly dividends in calendar year 2013.

MDC Common Stock Repurchase Program

At December 31, 2013, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the year ended December 31, 2013.

Consolidated Cash Flow

Our operating cash flows are primarily impacted by: (1) land purchases and construction of homes; (2) closing homes and the associated timing of collecting receivables from home closings; (3) sales of mortgage loans originated by HomeAmerican; (4) payments on accounts payables and accrued liabilities; and (5) funding for payroll. When we close on the sale of a house, our homebuilding subsidiaries will generally receive the proceeds from the sale of the homes within a few days of the home being closed. Therefore, our home sales receivable balance can increase or decrease from period to period based upon the timing of our home closings. Additionally, the amount of mortgage loans held-for-sale can be impacted period to period based upon the number of mortgage loans that were originated by HomeAmerican that have not been sold to third party purchasers and by the timing of fundings by third party mortgage purchasers. Accordingly, mortgage loans held-for-sale may increase if HomeAmerican originates more homes towards the end of one reporting period when compared with the same period in the previous year. HomeAmerican will generally sell mortgage loans it originates within 15 to 40 days after origination.

Year Ended December 31, 2013. We used $269.5 million in cash for operating activities during the year ended December 31, 2013, primarily resulting from increasing our inventory from December 31, 2012, which resulted in the use of $409.3 million in cash. The use of cash was significantly offset by consolidated pretax income of $129.8 million and a decrease of $27.4 million in mortgage loans held-for-sale.

We used $30.4 million in cash from investing activities during the year ended December 31, 2013, primarily attributable to purchasing $405.0 million of marketable securities. The use of cash was significantly offset by the maturity and sale of marketable securities that increased our cash by $376.3 million.

We generated $339.2 million of cash from financing activities during the year ended December 31, 2013, primarily attributable to $346.9 million associated with the issuance of our 30-year 6% senior notes, which was partially offset by a $13.3 million net decrease from payment and advance activity on our mortgage repurchase facility.

Year Ended December 31, 2012. We used $108.8 million in cash for operating activities during the year ended December 31, 2012, primarily resulting from: (1) increasing our inventory from December 31, 2011, which resulted in the use of $196.8 million in cash and (2) $41.6 million used in connection with originating mortgage loans held-for-sale. These items partially were offset by net income of $62.7 million and a $47.5 million increase in accounts payable.

We used $21.8 million in cash for investing activities during the year ended December 31, 2012, primarily attributable to purchasing $478.7 million of marketable securities. These items were significantly offset by the maturity and sale of marketable securities that increased our cash by $458.2 million.

We used $52.7 million in cash for financing activities during the year ended December 31, 2012, primarily resulting from $96.9 million of dividend payments. This was partially offset by net cash proceeds of $27.6 million from mortgage repurchase facility activity.

Year Ended December 31, 2011. We used $80.3 million in cash for operating activities, primarily resulting from: (1) using $65.6 million to reduce our accrued liabilities; (2) $13.2 million used in connection with originating mortgage loans; (3) $6.1 million associated with changes in our inventory levels; and (4) $5.7 million associated with net loss before non-cash items of $93.4 million. This use of cash was partially offset by generating $16.8 million in cash associated with reducing our income tax receivable.

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

Off-Balance Sheet Arrangements

Lot Option Purchase Contracts. In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At December 31, 2013, we had deposits of $13.4 million in the form of cash and $2.6 million in the form of letters of credit that were at risk to secure option contracts to purchase 2,748 lots for a total estimated purchase price of $225.0 million.

Surety Bonds and Letters of Credit. At December 31, 2013, we had issued and outstanding surety bonds and letters of credit totaling $97.9 million and $30.2 million, respectively, including $15.3 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $45.5 million and $8.1 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

We have made no material guarantees with respect to third-party obligations.

Contractual Obligations.

The table below summarizes our known contractual obligations at December 31, 2013.

	Payments due by Period (in thousands)
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Senior notes	$1,100,000	$250,000	$250,000	$-	$600,000
Interest on senior notes	751,220	61,938	83,563	70,125	535,594
Lump sum payment to executive officers (1)	30,796	30,796	-	-	-
Operating leases	14,865	4,462	8,183	1,799	421
Total (2)	$1,896,881	$347,196	$341,746	$71,924	$1,136,015

(1)

Reflects deferred lump sum payments to be made on October 20, 2014 to the Company’s Chief Executive Officer, Larry A. Mizel, and its Chief Operating Officer, David D. Mandarich for the early termination of the Retirement Benefits contained in their respective Employment Agreements. See Note 13 to the Consolidated Financial Statements for further information and definitions.

(2)

The table above excludes $63.1 million of mortgage loans that we are obligated to repurchase under our Mortgage Repurchase Facility since it is not long-term indebtedness. Additionally, there were outstanding performance bonds and letters of credit totaling approximately $97.9 million and $30.2 million, respectively, at December 31, 2013, which have been excluded from the table above due to the uncertainty as to whether any payments may be made.

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

Homebuilding Inventory Valuation.  Our inventories are primarily associated with communities where we intend to construct and sell homes, including models and unsold started homes. Costs capitalized to land and land under development primarily include: (1) land costs; (2) land development costs; (3) entitlement costs; (4) capitalized interest; (5) engineering fees; and (6) title insurance, real property taxes and closing costs directly related to the purchase of the land parcel. Components of housing completed or under construction primarily include: (1) land costs transferred from land and land under development; (2) direct construction costs associated with a house; (3) real property taxes, engineering fees, permits and other fees; (4) capitalized interest; and (5) indirect construction costs, which include field construction management salaries and benefits, utilities and other construction related costs. Land costs are transferred from land and land under development to housing completed or under construction at the point in time that construction of a home on an owned lot begins.

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

Insurance Reserves. The establishment of reserves for estimated losses associated with insurance policies issued by Allegiant and re-insurance agreements issued by StarAmerican are based on actuarial or internally developed studies that include known facts and interpretations of circumstances, including our experience with similar cases and historical trends involving claim payment patterns, pending levels of unpaid claims, product mix or concentration, claim severity, frequency patterns depending on the business conducted, and changing regulatory and legal environments.

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

The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. A company must use judgment in considering the relative impact of positive and negative evidence. At December 31, 2013 and 2012, we had a valuation allowance of $8.2 million and $248.3 million, respectively, recorded against our net deferred tax asset. The valuation allowance as of December 31, 2013 related to various state net operating loss carryforwards where realization is more uncertain at this time due to the more limited carryforward periods that exist in certain states. The valuation allowance as of December 31, 2012 was primarily due to us experiencing a three-year cumulative operating loss as of December 31, 2012. Future adjustments to our deferred tax asset valuation allowance will be determined based upon changes in the expected realization of our net deferred tax assets. See Note 14 of the Consolidated Financial Statements for further discussion.

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

Stock-Based Compensation. Accounting Standards Codification (“ASC”) Topic 718, Compensation—Stock Compensation (“ASC 718”) requires that share-based compensation expense be measured and recognized at an amount equal to the fair value of share-based payments granted under compensation arrangements. Determining the appropriate fair value model and calculating the fair value of stock option awards requires judgment, including estimating stock price volatility, annual forfeiture rates and the expected life of an award. We estimate the fair value for stock options granted using a Black-Scholes option pricing model. The Black-Scholes option pricing model calculates the estimated fair value of stock options based upon the following inputs: (1) closing price of our common stock on the measurement date (generally the date of grant); (2) exercise price; (3) expected stock option life; (4) expected volatility; (5) risk-free interest rate; and (6) expected dividend yield rate. The expected life of employee stock options represents the period for which the stock options are expected to remain outstanding and is derived primarily from historical exercise patterns. The expected volatility is based on the historical volatility in the price of our common stock over the most recent period commensurate with the estimated expected life of our employee stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur and other relevant factors. The risk-free interest rate assumption is determined based upon observed interest rates appropriate for the expected term of our employee stock options. The expected dividend yield assumption is based on our historical dividend payouts. We determine the estimated fair value of the stock option awards on the date they were granted. The fair values of previously granted stock option awards are not adjusted as subsequent changes in the foregoing assumptions occur; for example, an increase or decrease in the price of our common stock. However, changes in the foregoing inputs, particularly the price of our common stock, expected stock option life and expected volatility, significantly change the estimated fair value of future grants of stock options.

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

Our financial services operating segments are as follows: (1) HomeAmerican Mortgage Corporation ("HomeAmerican"); (2) Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”); (3) StarAmerican Insurance Ltd. (“StarAmerican”); (4) American Home Insurance Agency, Inc.; and (5) American Home Title and Escrow Company. Due to its contributions to consolidated pretax income we consider HomeAmerican to be a reportable segment (“Mortgage operations”). The remaining operating segments have been aggregated into one reportable segment (“Other”) because they do not individually exceed 10 percent of: (1) consolidated revenue; (2) the greater of (A) the combined reported profit of all operating segments that did not report a loss or (B) the positive value of the combined reported loss of all operating segments that reported losses; or (3) consolidated assets.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 1 in our accompanying consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our cash and investment policy and strategy is to achieve an appropriate investment return while preserving principal and managing risk. Our cash and cash equivalents may include immediately available commercial bank deposits, commercial paper, money market funds, certificates of deposit and time deposits. Our marketable securities contain both debt and equity instruments, held directly or through mutual funds. Our debt securities consist primarily of fixed and floating rate interest earning debt securities, which may include, among others, United States government and government agency debt and corporate debt. Our equity securities consist primarily of holdings in mutual fund securities, which invest mostly in debt securities. The remaining equity securities in our investment portfolio are holdings in corporate equities. The market value and/or income derived from our debt and equity securities can be negatively impacted by a number of market risk factors, including changes in interest rates, general economic conditions and equity markets. As of December 31, 2013, we had marketable securities in unrealized loss positions totaling $1.2 million. There can be no assurances that the cost basis of these securities will be recovered in the future. If we elect to sell, or are otherwise were required to sell these securities, we could be required to record losses if the market values do not increase prior to any sales. Such losses, if any, would be recorded as a component of our results of operations.

We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments and debt. Derivative instruments utilized in the normal course of business by HomeAmerican include interest rate lock commitments, and forward sales of mortgage-backed securities, which are used to manage the price risk on fluctuations in interest rates on our mortgage loans in inventory and interest rate locked commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed at December 31, 2013 had an aggregate principal balance of approximately $69.8 million, all of which were under interest rate lock commitments at an average interest rate of 4.13%. In addition, HomeAmerican had $91.0 million of mortgage loans held-for-sale at December 31, 2013, of which $25.9 million had not yet been committed to a mortgage purchaser and had an average interest rate of 4.25%. In order to hedge the changes in fair value of our interest rate lock commitments and mortgage loans held-for-sale which had not yet been committed to a mortgage purchaser, we had forward sales of securities totaling $74.5 million and $41.5 million at December 31, 2013 and 2012, respectively.

HomeAmerican provides mortgage loans that generally are sold forward and subsequently delivered to a third-party purchaser between 15 and 40 days. Forward commitments are used for non-trading purposes to sell mortgage loans and hedge price risk due to fluctuations in interest rates on rate-locked mortgage loans in process that have not closed. Due to this economic hedging philosophy, the market risk associated with these mortgages is limited. For forward sales commitments, as well as commitments to originate mortgage loans that are still outstanding at the end of a reporting period, we record the fair value of the derivatives in the consolidated statements of operations with an offset to either derivative assets or liabilities, depending on the nature of the change.

We utilize our Revolving Credit Facility, our Mortgage Repurchase Facility and senior notes in our financing strategy. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. We do not have an obligation to prepay our senior notes prior to maturity and, as a result, interest rate risk and changes in fair value do not have an impact on our financial position, results of operations or cash flows. See “Forward-Looking Statements” above.

At December 31, 2013, we had $63.1 million of mortgage loans that we are obligated to repurchase under our Mortgage Repurchase Facility. Mortgage loans that we are obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported under Mortgage Repurchase Facility in the consolidated balance sheets. The following table provides the maturities, average interest rate and estimated fair value of significant financial instruments that are sensitive to changes in interest rates at December 31, 2013.

	Maturities through December 31,							Estimated
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
	(Dollars in thousands)
Assets:
Mortgage loans held for sale (1)
Fixed Rate	$85,225	$-	$-	$-	$-	$-	$85,225	$86,743
Average interest rate	4.11%						4.11%
Variable Interest Rate	5,727	$-	$-	$-	$-	$-	$5,727	$5,835
Average interest rate	3.13%						3.13%

Liabilities:
Fixed rate debt	$250,000	$250,000	$-	$-	$-	$600,000	$1,100,000	$1,086,083
Average interest rate	5.38%	5.38%				5.84%	5.63%
Mortgage facility	$63,074	$-	$-	$-	$-	$-	$63,074	$63,074
Average interest rate	3.00%

Derivative Financial Instruments:
Commitments to originate mortgage loans
Notional amount	$69,758	$-	$-	$-	$-	$-	$69,758	$1,010
Average interest rate	4.13%						4.13%
Forward sales of mortgage backed securities
Notional amount	$74,500	$-	$-	$-	$-	$-	$74,500	$664
Average interest rate	3.49%						3.49%

(1)	All the amounts in this line reflect the expected 2013 disposition of these loans rather than the actual scheduled maturity dates of these mortgages.

Item 8. Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

M.D.C. Holdings, Inc.

We have audited the accompanying consolidated balance sheets of M.D.C. Holdings, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of M.D.C. Holdings, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), M.D.C. Holdings, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 5, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California

February 5, 2014

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
	(Dollars in thousands, except
	per share amounts)
ASSETS
Homebuilding:
Cash and cash equivalents	$148,634	$129,535
Marketable securities	569,021	519,465
Restricted cash	2,195	1,859
Trade and other receivables	23,407	28,163
Inventories:
Housing completed or under construction	636,700	512,949
Land and land under development	774,961	489,572
Total inventories	1,411,661	1,002,521
Property and equipment, net	31,248	33,125
Deferred tax asset, net of valuation allowance of $8,201 and $248,306 at December 31, 2013 and December 31, 2012, respectively	176,262	-
Metropolitan district bond securities (related party)	12,729	5,818
Prepaid and other assets	53,525	38,959
Total homebuilding assets	2,428,682	1,759,445
Financial Services:
Cash and cash equivalents	50,704	30,560
Marketable securities	19,046	32,473
Mortgage loans held-for-sale, net	92,578	119,953
Other assets	4,439	3,010
Total financial services assets	166,767	185,996
Total Assets	$2,595,449	$1,945,441

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$15,046	$73,055
Accrued liabilities	152,821	118,456
Senior notes, net	1,095,620	744,842
Total homebuilding liabilities	1,263,487	936,353

Financial Services:
Accounts payable and accrued liabilities	55,639	51,864
Mortgage repurchase facility	63,074	76,327
Total financial services liabilities	118,713	128,191
Total Liabilities	1,382,200	1,064,544

Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 48,788,887 and 48,698,757 issued and outstanding at December 31, 2013 and December 31, 2012, respectively	488	487
Additional paid-in-capital	908,090	896,861
Retained earnings (accumulated deficit)	293,096	(21,289)
Accumulated other comprehensive income	11,575	4,838
Total Stockholders' Equity	1,213,249	880,897
Total Liabilities and Stockholders' Equity	$2,595,449	$1,945,441

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$1,626,707	$1,150,998	$805,164
Land sale revenues	2,468	5,144	11,859
Total home and land sale revenues	1,629,175	1,156,142	817,023
Home cost of sales	(1,336,978)	(973,120)	(686,661)
Land cost of sales	(1,961)	(4,823)	(10,796)
Inventory impairments	(919)	(1,105)	(12,965)
Total cost of sales	(1,339,858)	(979,048)	(710,422)
Gross margin	289,317	177,094	106,601
Selling, general and administrative expenses	(213,283)	(167,295)	(179,105)
Interest income	26,938	23,398	26,068
Interest expense	(1,726)	(808)	(20,842)
Other income (expense)	(923)	228	(43,350)
Homebuilding pretax income (loss)	100,323	32,617	(110,628)

Financial Services:
Revenues	51,259	46,881	26,086
Expenses	(25,271)	(21,645)	(26,306)
Interest and other income	3,514	3,262	3,376
Financial services pretax income	29,502	28,498	3,156

Income (loss) before income taxes	129,825	61,115	(107,472)
Benefit from income taxes	184,560	1,584	9,082
Net income (loss)	$314,385	$62,699	$(98,390)

Other comprehensive income (loss) related to available for sale securities, net of tax	6,737	12,078	(12,124)
Comprehensive income (loss)	$321,122	$74,777	$(110,514)

Earnings (loss) per share:
Basic	$6.39	$1.29	$(2.12)
Diluted	$6.34	$1.29	$(2.12)

Weighted average common shares outstanding
Basic	48,453,119	47,660,629	46,796,334
Diluted	48,831,785	47,834,156	46,796,334

Dividends declared per share	$-	$2.00	$1.00

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Stockholders' Equity

(Dollars in thousands, except share amounts)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Total
Balance at December 31, 2010	47,198,081	$472	$820,237	$158,749	$4,884	$(55,623)	$(659)	$983,683
Net loss	-	-	-	(98,390)	-	-	-	(98,390)
Unrealized loss on available-for-sale investments	-	-	-	-	(12,124)	-	-	(12,124)
Total comprehensive loss								(110,514)
Shares issued upon exercise of stock options and awards of restricted stock	819,027	8	9,036	-	-	-	-	9,044
Cash dividends paid	-	-	-	(47,432)	-	-	-	(47,432)
Stock-based compensation expense	-	-	15,432	-	-	-	-	15,432
Forfeiture of restricted stock	-	-	-	-	-	(4,289)	-	-
Reinstatement of tax benefits on non-qualified stock options exercised in previous years (Footnote 13)	-	-	18,423	-	-	-	-	18,423
Balance at December 31, 2011	48,017,108	480	863,128	12,927	(7,240)	(59,912)	(659)	868,636
Net Income	-	-	-	62,699	-	-	-	62,699
Unrealized gain on available-for-sale investments	-	-	-	-	12,078	-	-	12,078
Total comprehensive income								74,777
Shares issued upon exercise of stock options and awards of restricted stock	752,855	8	16,616	-	-	-	-	16,624
Cash dividends paid	-	-	-	(96,915)	-	-	-	(96,915)
Stock-based compensation expense	-	-	16,225	-	-	-	-	16,225
Reversal of uncertain tax positions due to statute of limitations	-	-	1,551	-	-	-	-	1,551
Retirement of treasury stock	(62,230)	(1)	(659)	-	-	62,230	659	(1)
Forfeiture of restricted stock	(8,976)	-	-	-	-	(2,318)	-	-
Balance at December 31, 2012	48,698,757	487	896,861	(21,289)	4,838	-	-	880,897
Net Income	-	-	-	314,385	-	-	-	314,385
Unrealized gain on available-for-sale investments	-	-	-	-	6,737	-	-	6,737
Total comprehensive income								321,122
Shares issued upon exercise of stock options and awards of restricted stock	178,737	2	5,116	-	-	-	-	5,118
Stock-based compensation expense	-	-	9,652	-	-	-	-	9,652
Forfeiture of restricted stock	(88,607)	(1)	1	-	-	-	-	-
Net income tax deficiency from share-based compensation	-	-	(3,540)	-	-	-	-	(3,540)
Balance at December 31, 2013	48,788,887	$488	$908,090	$293,096	$11,575	-	$-	$1,213,249

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Operating Activities:
Net income	$314,385	$62,699	$(98,390)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Loss on extinguishment of senior notes		-	38,795
Stock-based compensation expense	9,652	16,225	15,432
Depreciation and amortization	3,864	4,766	6,371
Inventory impairments	919	1,105	12,965
Amortization of discount (premiums) on marketable debt securities	219	596	1,271
Deferred income tax benefit	(187,171)	-	-
Excess tax benefits from stock-based compensation	(391)	-	-
Net changes in assets and liabilities:
Restricted cash	(336)	(1,192)	(247)
Trade and other receivables	4,186	(6,223)	12,078
Mortgage loans held-for-sale	27,375	(41,618)	(13,221)
Housing completed or under construction	(124,211)	(212,154)	86,477
Land and land under development	(285,070)	15,314	(93,381)
Prepaid expenses and other assets	(13,562)	4,388	17,163
Accounts payable	(58,142)	47,473	(9,012)
Accrued liabilities	38,734	(198)	(56,585)
Net cash used in operating activities	(269,549)	(108,819)	(80,284)

Investing Activities:
Purchases of marketable securities	(404,965)	(478,701)	(330,968)
Maturities of marketable securities	159,592	108,250	492,051
Sales of marketable securities	216,756	349,938	275,038
Purchases of property and equipment	(1,785)	(1,268)	(31,857)
Net cash provided by (used in) investing activities	(30,402)	(21,781)	404,264

Financing Activities:
Extinguishment of senior notes	-	-	(537,724)
Payments on mortgage repurchase facility	(234,671)	(196,402)	(91,372)
Advances on mortgage repurchase facility	221,418	224,027	114,640
Dividend payments	-	(96,915)	(47,432)
Excess tax benefits from stock-based compensation	391	-	-
Proceeds from issuance of senior notes	346,938	-	-
Proceeds from exercise of stock options	5,118	16,624	9,044
Net cash provided by (used in) financing activities	339,194	(52,666)	(552,844)

Net increase (decrease) in cash and cash equivalents	39,243	(183,266)	(228,864)
Cash and cash equivalents:
Beginning of period	160,095	343,361	572,225
End of period	$199,338	$160,095	$343,361

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

Marketable Securities. We have marketable debt and equity securities.  Our debt securities consist primarily of fixed and floating rate interest earning debt securities, which may include, among others, United States government and government agency debt and corporate debt. Our equity securities consist primarily of holdings in mutual fund securities, which invest mostly in debt securities. The remaining equity securities in our investment portfolio are holdings in corporate equities. As of December 31, 2013 and December 31, 2012, all of our marketable securities were treated as available-for-sale investments and, as such, we have recorded all of our marketable securities at fair value with changes in fair value being recorded as a component of accumulated other comprehensive income (loss). When a security is sold, we use specific identification to determine the cost of the security sold or the amount reclassified out of accumulated other comprehensive income (loss).

Restricted Cash.  We receive cash earnest money deposits from our customers who enter into home sale contracts. In certain states we are restricted from using such deposits for general purposes, unless we take measures to release state imposed restrictions on such deposits received from homebuyers, which may include posting blanket security bonds. We had $2.2 million and $1.9 million in restricted cash related to homebuyer deposits at December 31, 2013 and 2012, respectively.

Home Sale Receivables.  Home sale receivables primarily consist of cash to be received from title companies or outside brokers associated with closed homes. Generally, we will receive cash from title companies and outside brokers within a few days of the home being closed.

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

Inventories. Our inventories are primarily associated with communities where we intend to construct and sell homes, including models and unsold started homes. Costs capitalized to land and land under development primarily include: (1) land costs; (2) land development costs; (3) entitlement costs; (4) capitalized interest; (5) engineering fees; and (6) title insurance, real property taxes and closing costs directly related to the purchase of the land parcel. Components of housing completed or under construction primarily include: (1) land costs transferred from land and land under development; (2) direct construction costs associated with a house; (3) real property taxes, engineering fees, permits and other fees; (4) capitalized interest; and (5) indirect construction costs, which include field construction management salaries and benefits, utilities and other construction related costs. Land costs are transferred from land and land under development to housing completed or under construction at the point in time that construction of a home on an owned lot begins.

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

If events or circumstances indicate that the carrying value of our inventory may not be recoverable, assets are reviewed for impairment by comparing the undiscounted estimated future cash flows from an individual subdivision (including capitalized interest) to its carrying value. If the undiscounted future cash flows are less than the subdivision’s carrying value, the carrying value of the subdivision is written down to its then estimated fair value. We generally determine the estimated fair value of each subdivision by determining the present value of the estimated future cash flows at discount rates that are commensurate with the risk of the subdivision under evaluation. For the years ended December 31, 2013, 2012 and 2011, we used discount rates ranging from 10% to 18% for the subdivisions that were impaired.

Property and Equipment, net.   Property and equipment is carried at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets, which range from 2 to 29 years. Depreciation and amortization expense for property and equipment was $3.7 million, $4.4 million and $6.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the cost and carrying value of our property and equipment by major asset category.

	Cost	Accumulated Depreciation and Amortization	Carrying Value
	(Dollars in thousands)
December 31, 2013:
Airplane	$28,997	$6,604	$22,393
Computer software and equipment	18,436	11,780	6,656
Leasehold improvements	8,793	6,787	2,006
Other	2,048	1,855	193
Total	$58,274	$27,026	$31,248

December 31, 2012:
Airplane	$28,997	$6,055	$22,942
Computer software and equipment	17,905	9,513	8,392
Leasehold improvements	7,623	6,066	1,557
Other	1,991	1,757	234
Total	$56,516	$23,391	$33,125

Deferred Tax Asset, net.   Deferred income taxes reflect the net tax effects of temporary differences between (1) the carrying amounts of the assets and liabilities for financial reporting purposes and (2) the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using current enacted tax rates in effect in the years in which those temporary differences are expected to reverse. A valuation allowance is recorded against a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not (a likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized. At December 31, 2013 and 2012, based upon current facts and circumstances, we had recorded a valuation allowance of $8.2 million and $248.3 million, respectively, against our deferred tax assets (net of deferred tax liabilities). See Note 14 to the Consolidated Financial Statements.

Deferred Marketing Costs. Certain marketing costs related to model homes and sales offices are capitalized as they are: (1) reasonably expected to be recovered from the sale of the project; and (2) incurred for (a) tangible assets that are used directly throughout the selling period to aid in the sale of the project or (b) services that have been performed to obtain regulatory approval of sales. Capitalized marketing costs are included in prepaid and other assets in the Homebuilding section of the accompanying consolidated balance sheets and the associated amortization expense is included in selling, general and administrative (“SG&A”) in the Homebuilding section of the accompanying consolidated statements of operations as the homes in the related subdivision are delivered. We allocate all capitalized marketing costs equally to each house within a subdivision and record expense as homes close over the life of a subdivision. All other marketing costs are expensed as incurred.

Variable Interest Entities.  In accordance with ASC Topic 810, Consolidation (“ASC 810”), we analyze our land option contracts and other contractual arrangements to determine whether the corresponding land sellers are variable interest entities (“VIEs”) and, if so, whether we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact VIE’s economic performance, including, but not limited to, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. We also consider whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. We have concluded that, as of December 31, 2013, we were not the primary beneficiary of any VIEs from which we are purchasing land under land option contracts.

Related Party Assets. Our related party assets are debt security bonds acquired from a quasi-municipal corporation in the state of Colorado. See Note 15 to the Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill. In accordance with ASC Topic 350, Intangibles–Goodwill and Other (“ASC 350”), we evaluate goodwill for possible impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We use a three step process to assess the realizability of goodwill. The first step is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. For example, we analyze changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there would be a significant decline to the fair value of a particular reporting unit. If the qualitative assessment indicates a stable or improved fair value, no further testing is required.

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

Based on our analysis, we have concluded as of December 31, 2013, our goodwill was not impaired.

Liability for Unrecognized Tax Benefits. ASC Topic 740, Income Taxes, regarding liabilities for unrecognized tax benefits provides guidance for the recognition and measurement in financial statements of uncertain tax positions taken or expected to be taken in a tax return.

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

The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority. Once the gross unrecognized tax benefit is determined, we also accrue for any interest and penalties, as well as any offsets expected from resultant amendments to federal or state tax returns. We record the aggregate effect of these items in income tax expense in the consolidated statements of operations, and the corresponding liability in accrued liabilities in the Homebuilding section of our consolidated balance sheets.

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

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We assess the reasonableness and adequacy of the reserve and the per-unit reserve amount originally included in home cost of sales, as well as the timing of the reversal of any excess reserve on a quarterly basis, using historical payment data and other relevant information. Warranty reserves are included in accrued liabilities in the Homebuilding section of our consolidated balance sheets and adjustments to our warranty reserves are recorded as an increase or reduction to home cost of sales in the Homebuilding section of our consolidated statements of operations.

Insurance Reserves. The establishment of reserves for estimated losses associated with insurance policies issued by Allegiant and re-insurance agreements issued by StarAmerican are based on actuarial or internally developed studies that include known facts and interpretations of circumstances, including our experience with similar cases and historical trends involving claim payment patterns, pending levels of unpaid claims, product mix or concentration, claim severity, frequency patterns depending on the business conducted, and changing regulatory and legal environments.

Mortgage Loan Loss Reserves.  In the normal course of business, we establish reserves for potential losses associated with HomeAmerican’s sale of mortgage loans to third-parties. These reserves are created to address repurchase and indemnity claims by third-party purchasers of the mortgage loans, which claims arise primarily from various loan document manufacturing quality assertions as well as allegations of homebuyer fraud at the time of origination of the loan. These reserves are based upon, among other things: (1) pending claims received from third-party purchasers associated with previously sold mortgage loans; and (2) a current assessment of the potential exposure associated with future claims of fraud in mortgage loans originated in prior periods. In addition to reserves established for mortgage loans previously sold to third-parties, we establish reserves for loans that we have repurchased if we believe the loss is likely and estimable. Our mortgage loan reserves are reflected as a component of accrued liabilities in the Financial Services section of the accompanying consolidated balance sheets, and the associated expenses are included in Expenses in the Financial Services section of the accompanying consolidated statements of operations. See Note 17 to the Consolidated Financial Statements.

Litigation Reserves. We and certain of our subsidiaries have been named as defendants in various cases. We reserve for estimated exposure with respect to these cases based upon currently available information on each case. See Note 17 to the Consolidated Financial Statements.

Derivative Financial Instruments. The derivative instruments we utilize in the normal course of business are interest rate lock commitments and forward sales of mortgage-backed securities, both of which typically are short-term in nature. Forward sales of mortgage-backed securities are utilized to hedge changes in fair value of our interest rate lock commitments as well as mortgage loans held-for-sale not under commitments to sell. For forward sales of securities, as well as interest rate lock commitments that are still outstanding at the end of a reporting period, we record the changes in fair value of the derivatives in revenues in the Financial Services section of our consolidated statements of operations with an offset to prepaid expenses and other assets or accounts payable and accrued liabilities in the Financial Services section of our accompanying consolidated balance sheets, depending on the nature of the change.

At December 31, 2013 and 2012, we had interest rate lock commitments with aggregate principal balances of approximately $69.8 million and $50.8 million, respectively, at average interest rates of 4.13% and 3.26%, respectively. In addition, we had $25.9 million and $11.7 million of mortgage loans held-for-sale at December 31, 2013 and 2012, respectively, that had not yet been committed to a mortgage purchaser. In order to hedge the changes in fair value of our interest rate lock commitments and mortgage loans held-for-sale which had not yet been committed to a mortgage purchaser, we had forward sales of securities totaling $74.5 million and $41.5 million at December 31, 2013 and 2012, respectively.

For the years ended December 31, 2013, 2012 and 2011, we recorded net gains (losses) on our derivatives of $(0.1) million, $1.1 million and $0.6 million, respectively. For further discussion of our policies regarding interest rate lock commitments, see our “Revenue Recognition for HomeAmerican” accounting policy section below.

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

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We defer Operating Margin related to the sale of a home if all of the following criteria are present: (1) HomeAmerican originates the mortgage loan; (2) HomeAmerican has not sold the mortgage loan, or loans, as of the end of the pertinent reporting period; and (3) the homebuyer’s down payment does not meet the initial or continuing investment criteria. The deferral is subsequently recognized at the time HomeAmerican sells the homebuyer’s mortgage loan, or loans, to a third-party purchaser. In the event the Operating Margin is a loss, we recognize such loss at the time the home is closed. We did not have any homes that closed during the years ended December 31, 2013, 2012 or 2011 that failed to meet the continuing investment criteria.

Revenue Recognition for HomeAmerican.  Revenues recorded by HomeAmerican primarily include origination fees and the corresponding sale of a loan and its servicing rights. Origination fees are recognized when a loan is originated. When an interest rate lock commitment is made to a customer, we record the expected gain on sale of the mortgage including servicing rights, adjusted for a pull-through percentage (which is defined as the likelihood that an interest rate lock commitment will be originated), as revenue. As the interest rate lock commitment gets closer to being originated, the expected gain on the sale of that loan plus servicing rights is updated to reflect current market value and the increase or decrease in the fair value of that interest rate lock commitment is recorded through revenues. At the same time, as the likelihood of the interest rate lock commitment being originated increases resulting in an improvement to the expected pull-through percentage, additional revenues are recognized. After origination, our mortgage loans generally are transferred to third-party purchasers in accordance with sale agreements entered into by us with a third party purchaser of the loans. We make representations and warranties with respect to the status of loans transferred in the sale agreements. The sale agreements generally include statements acknowledging the transfer of the loans is intended by both parties to constitute a sale. Sale of a mortgage loan has occurred when the following criteria, among others, have been met: (1) fair consideration has been paid for transfer of the loan by a third party in an arms-length transaction, (2) all the usual risks and rewards of ownership that are in substance a sale have been transferred by us to the third party purchaser; and (3) we do not have a substantial continuing involvement with the mortgage loan . The related servicing rights are generally transferred by us to the third party purchaser for additional consideration. Revenue from the sale of mortgage loan servicing is recognized upon the exchange of consideration for the mortgage loans and related servicing rights between us and the third-party purchaser.

We measure mortgage loans held-for-sale at fair value with the changes in fair value being reported in earnings at each reporting date. The impact of recording changes in fair value to earnings did not have a material impact on our financial position, results of operations or cash flows during the years ended December 31, 2013, 2012 or 2011. Gains on sales of mortgage loans, net, were $28.7 million, $21.7 million and $10.0 million for the years ended December 31, 2013, 2012 and 2011, respectively, and are included as a component of revenues in the Financial Services section of the consolidated statements of operations.

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

When a home is closed, we generally have not yet paid and recorded all costs necessary to complete the construction of the home and certain land development costs. At the time of a home closing, we compare the home construction budgets to actual recorded costs to determine the additional costs remaining to be paid on each closed home. For amounts not incurred or paid as of the time of closing a home, we record an estimated accrual associated with certain home construction and land development costs. Generally, these accruals are established based upon contracted work which has yet to be paid, open work orders not paid at the time of home closing, as well as land completion costs more likely than not to be incurred, and represent estimates believed to be adequate to cover the expected remaining home construction and land development costs. We monitor the adequacy of these accruals on a house-by-house basis and in the aggregate on a subdivision-by-subdivision basis. At December 31, 2013 and 2012, we had $9.6 million and $9.5 million, respectively, of land development and home construction accruals for closed homes. Actual results could differ from such estimates.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Earnings (Loss) Per Common Share. For purposes of calculating earnings (loss) per share (“EPS”), a company that has participating security holders (for example, unvested restricted stock that has nonforfeitable dividend rights) is required to utilize the two-class method for calculating earnings per share unless the treasury stock method results in lower EPS. The two-class method is an allocation of earnings/(loss) between the holders of common stock and a company’s participating security holders. Under the two-class method, earnings/(loss) for the reporting period are allocated between common shareholders and other security holders based on their respective rights to receive distributed earnings (i.e., dividends) and undistributed earnings (i.e., net income/(loss)). Currently, we have one class of security and we have participating security holders consisting of shareholders of unvested restricted stock. Basic EPS is calculated by dividing income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding.

For purposes of calculating diluted EPS, basic EPS is further adjusted to include the effect of potential dilutive stock options outstanding.

Recently Issued Accounting Standards. In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, (“ASU 2013-02”). ASU 2013-02 amends ASC Topic 220, Comprehensive Income (“ASC 220”), and requires entities to present the changes in the components of accumulated other comprehensive income for the current period. Entities are required to present separately the amount of the change that is due to reclassifications, and the amount that is due to current period other comprehensive income. These changes are permitted to be shown either before or net-of-tax and can be displayed either on the face of the financial statements or in the footnotes. ASU 2013-02 was effective for our interim and annual periods beginning January 1, 2013. The adoption of ASU 2013-02 did not have a material effect on our consolidated financial position or results of operations.

2.             Supplemental Cash Flow Disclosure

The table below sets forth supplemental disclosures of cash flow information and non-cash investing and financing activities.

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Cash paid for:
Interest, net of interest capitalized	$-	$1,083	$25,190
Income taxes	$5,161	$577	$3,532

Non-cash investing and financing activities
Unrealized holding gains (losses) on marketable securities	$6,737	$12,078	$(12,124)

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We have identified each homebuilding division as an operating segment. Our operating segments have been aggregated into the reportable segments noted below because they are similar in the following regards: (1) economic characteristics; (2) housing products; (3) class of homebuyer; (4) regulatory environments; and (5) methods used to construct and sell homes. Our homebuilding reportable segments are as follows:

●	West (Arizona, California, Nevada and Washington)
●	Mountain (Colorado and Utah)
●	East (Virginia, Florida, Illinois and Maryland, which includes Pennsylvania, Delaware and New Jersey)

Our Financial Services business consists of the operations of the following operating segments: (1) HomeAmerican Mortgage Corporation (“HomeAmerican”); (2) Allegiant; (3) StarAmerican; (4) American Home Insurance Agency, Inc.; and (5) American Home Title and Escrow Company. Due to its contributions to consolidated pretax income we consider HomeAmerican to be a reportable segment (“Mortgage operations”). The remaining operating segments have been aggregated into one reportable segment (“Other”) because they do not individually exceed 10 percent of: (1) consolidated revenue; (2) the greater of (A) the combined reported profit of all operating segments that did not report a loss or (B) the positive value of the combined reported loss of all operating segments that reported losses; or (3) consolidated assets.

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

The following table summarizes home and land sale revenues for our homebuilding operations and revenues for our financial services operations.

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Homebuilding
West	$671,278	$516,079	$272,800
Mountain	546,801	355,368	316,189
East	411,096	284,695	228,034
Total home and land sale revenues	$1,629,175	$1,156,142	$817,023

Financial Services
Mortgage operations	$34,976	$35,123	$17,807
Other	16,283	11,758	8,279
Total financial services revenues	$51,259	$46,881	$26,086

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes pretax income (loss) for our homebuilding and financial services operations.

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Homebuilding
West	$65,672	$27,076	$(16,889)
Mountain	52,392	24,302	1,397
East	19,590	11,011	(7,195)
Corporate	(37,331)	(29,772)	(87,941)
Total homebuilding pretax income (loss)	$100,323	$32,617	$(110,628)

Financial Services
Mortgage operations	$21,608	$23,939	$394
Other	7,894	4,559	2,762
Total financial services pretax income	$29,502	$28,498	$3,156

Total pretax income (loss)	$129,825	$61,115	$(107,472)

The following table summarizes total assets for our homebuilding and financial services operations. The assets in our West, Mountain and East segments consist primarily of inventory while the assets in our Corporate segment primarily include cash and cash equivalents, marketable securities, and our deferred tax asset.

	December 31,
	2013	2012
	(Dollars in thousands)
Homebuilding assets
West	$760,450	$459,807
Mountain	418,796	332,939
East	297,627	274,199
Corporate	951,809	692,500
Total homebuilding assets	$2,428,682	$1,759,445

Financial services assets
Mortgage operations	$99,065	$122,941
Other	67,702	63,055
Total financial services assets	$166,767	$185,996

Total assets	$2,595,449	$1,945,441

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.             Earnings (Loss) Per Share

The following table shows our basic and diluted EPS calculations:

	Year Ended December 31,
	2013	2012	2011

Numerator
Net income (loss)	$314,385	$62,699	$(98,390)
Less: distributed earnings allocated to participating securities	-	(1,101)	(711)
Less: undistributed earnings allocated to participating securities	(4,917)	-	-
Net income (loss) attributable to common stockholders (numerator for basic earnings per share)	$309,468	$61,598	$(99,101)
Add back: undistributed earnings allocated to participating securities	4,917	-	-
Less: undistributed earnings reallocated to participating securities	(4,879)	-	-
Numerator for diluted EPS under two class method	$309,506	$61,598	$(99,101)

Denominator
Weighted-average common shares outstanding	48,453,119	47,660,629	46,796,334
Add: dilutive effect of stock options	378,666	173,527	-
Denominator for diluted EPS under two class method	48,831,785	47,834,156	46,796,334

Basic Earnings Per Common Share	6.39	1.29	(2.12)
Diluted Earnings Per Common Share	6.34	1.29	(2.12)

Diluted EPS for the years ended December 31, 2013 and 2012 excluded options to purchase approximately 3.8 million and 4.7 million shares, respectively, of common stock because the effect of their inclusion would be anti-dilutive. There was no dilutive effect of common stock equivalents for the year ended December 31, 2011 because the effect of their inclusion would have been anti-dilutive. Using the treasury stock method, the weighted-average common stock equivalents excluded from diluted EPS were 0.3 million shares for the year ended December 31, 2011.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.             Accumulated Other Comprehensive Income (Loss)

The following table sets forth our changes in accumulated other comprehensive income (loss):

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Unrealized gains (losses) on available-for-sale marketable securities (1) :
Beginning balance	$4,838	$(7,240)	$4,884
Other comprehensive income before reclassifications	3,255	12,473	(12,323)
Amounts reclassified from accumulated other comprehensive income (2)	(438)	(395)	199
Ending balance	$7,655	$4,838	$(7,240)

Unrealized gains on available-for-sale metropolitan district bond securities (1):
Beginning balance	$-	$-	$-
Other comprehensive income before reclassifications	3,920	-	-
Amounts reclassified from accumulated other comprehensive income	-	-	-
Ending balance	$3,920	$-	$-

Total ending accumulated other comprehensive income (loss)	$11,575	$4,838	$(7,240)

(1)	All amounts net-of-tax.
(2)	See separate table below for details about these reclassifications.

The following table sets forth the activity related to reclassifications out of accumulated other comprehensive income (loss) related to available for sale securities:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Affected Line Item in the Statements of Operations
Homebuilding interest income	$580	823	$(371)
Financial services interest and other income	133	(181)	47
Income (loss) before income taxes	713	642	(324)
Benefit from income taxes	(275)	(247)	125
Net income (loss)	$438	$395	$(199)

6.             Fair Value Measurements

ASC Topic 820, Fair Value Measurements (“ASC 820”), defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis:

		Fair Value
Financial Instrument	Hierarchy	December 31, 2013	December 31, 2012
		(Dollars in thousands)
Marketable securities (available-for-sale)
Equity securities	Level 1	$389,323	$208,818
Debt securities - maturity less than 1 year	Level 2	72,577	54,388
Debt securities - maturity 1 to 5 years	Level 2	106,566	277,514
Debt securities - maturity greater than 5 years	Level 2	19,601	11,218
Total available-for-sale securities		$588,067	$551,938

Mortgage loans held-for-sale, net	Level 2	$92,578	$119,953

Metropolitan district bond securities (available-for-sale) (1)	Level 3	$12,729	$12,920

(1)

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

The fair value of our cash and cash equivalents, restricted cash, trade and other receivables, inventories, prepaid and other assets, accounts payable, and accrued liabilities approximate their carrying value.

Marketable Securities.  We have marketable debt and equity securities.  Our debt securities consist primarily of fixed and floating rate interest earning debt securities, which may include, among others, United States government and government agency debt and corporate debt. Our equity securities consist primarily of holdings in mutual fund securities, which invest mostly in debt securities. The remaining equity securities in our investment portfolio are holdings in corporate equities. As of December 31, 2013 and December 31, 2012, all of our marketable securities were treated as available-for-sale investments and, as such, we have recorded all of our marketable securities at fair value with changes in fair value being recorded as a component of accumulated other comprehensive income (loss).

The following tables set forth the amortized cost and estimated fair value of our available-for-sale marketable securities.

	December 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Homebuilding:
Equity securities	$375,142	$385,303	$208,279	$208,818
Debt securities	181,635	183,718	306,793	310,647
Total homebuilding available-for-sale securities	$556,777	$569,021	$515,072	$519,465

Financial Services:
Equity securities	$4,000	$4,020	$-	$-
Debt securities	14,721	15,026	32,028	32,473
Total financial services available-for-sale debt securities	$18,721	$19,046	$32,028	$32,473

Total available-for-sale marketable securities	$575,498	$588,067	$547,100	$551,938

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2013 and 2012, our marketable securities, were in unrealized gain positions, totaling $12.6 million and $4.8 million, respectively. Our marketable securities which were in unrealized loss positions aggregated to unrealized losses of $1.1 million and $2.7 million as of December 31, 2013 and 2012, respectively. The table below sets forth the debt and equity securities that were in an aggregate loss position. We do not believe that the aggregate unrealized loss related to our debt or equity securities as of December 31, 2013 is material to our operations.

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Number of Securities in Loss Position	Aggregate Loss Position	Aggregate Fair Value of Securities in a Loss Position	Number of Securities in Loss Position	Aggregate Loss Position	Aggregate Fair Value of Securities in a Loss Position
	(Dollars in thousands)
Type of Investment
Debt	72	$(430)	$46,440	88	$(594)	$103,684
Equity	7	(713)	14,174	1	(2,060)	52,988
Total	79	$(1,143)	$60,614	89	$(2,654)	$156,672

The followings table sets forth gross realized gains and gross realized losses from the sale of available-for-sale marketable securities, which were included in either interest income in the Homebuilding section or interest and other income in the Financial Services section of our consolidated statements of operations.

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Gross realized gains on sales of available-for-sale securities
Equity securities	$1,251	$-	$-
Debt securities	83	608	1,246
Total	$1,334	$608	$1,246

Gross realized losses on sales of available-for-sale securities
Equity securities	$-	$-	$-
Debt securities	(3,794)	(1,287)	(1,231)
Total	$(3,794)	$(1,287)	$(1,231)

Net realized gain (loss) on sales of available-for-sale securities	$(2,460)	$(679)	$15

Mortgage Loans Held-for-Sale, Net.  As of December 31, 2013, the primary components of our mortgage loans held-for-sale that are measured at fair value on a recurring basis are: (1) mortgage loans held-for-sale under commitments to sell; and (2) mortgage loans held-for-sale not under commitments to sell. At December 31, 2013 and December 31, 2012, we had $65.1 million and $108.3 million, respectively, of mortgage loans held-for-sale under commitments to sell for which fair value was based upon Level 2 inputs, which were the quoted market prices for those mortgage loans. At December 31, 2013 and December 31, 2012, we had $25.9 million and $11.7 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Metro District Bond Securities (Related Party).  The Metro District Bond Securities are included in other assets in the Homebuilding section of our accompanying consolidated balance sheets. We acquired the Metro District Bonds from a quasi-municipal corporation in the state of Colorado (the “Metro District”), which was formed to help fund and maintain the infrastructure associated with a master-planned community being developed by our Company. See Note 15 for further discussion related to the acquisition of these securities. Cash flows received by the Company from these securities reflect principal and interest payments from the Metro District that are supported by an annual levy on the taxable value of real estate and personal property within the Metropolitan District’s boundaries and a one-time fee assessed on permits obtained by MDC in the Metro District. The stated year of maturity for the Metro Bonds is 2037. However, if the unpaid principal and all accrued interest are not paid off by the year 2037, the Company will continue to receive principal and interest payments into perpetuity until the unpaid principal and accrued interest is paid in full. Since 2007 and through the first quarter of 2013, we accounted for these securities under the cost recovery method and they were not carried at fair value in accordance with ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”).

In the second quarter of 2013, we determined that these securities no longer were required to be accounted for under the cost recovery method due to an increase in the number of new homes delivered in the community coupled with the stabilization of property values within the Metro District. In accordance with ASC 310-30, we will adjust the bond principal balance on a prospective basis using an interest accretion model that utilizes future cash flows expected to be collected. Furthermore, as this investment is accounted for as an available-for-sale asset, we will continue to update its fair value on a quarterly basis, with the adjustment being recorded through other comprehensive income. The fair value is based upon a discounted future cash flow model, which uses Level 3 inputs. The two primary unobservable inputs used in our discounted cash flow model are the forecasted number of homes to be closed, as they drive any increases to the tax base for the Metropolitan District, and the discount rate. The table below provides quantitative data regarding each unobservable input and the sensitivity of fair value to potential changes in those unobservable inputs.

	Quantitative Data				Sensitivity Analysis
Unobservable Input	Range			Weighted Average	Movement in Fair Value from Increase in Input	Movement in Fair Value from Decrease in Input
Discount rate	6%	to	16%	10%	Decrease	Increase
Number of homes closed per year	0	to	155	88	Increase	Decrease

The table set forth below summarizes the activity for our Metro Bonds.

	Year Ended December 31,
	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$5,818	$6,663
Increase in fair value (recorded in other comprehensive income)	6,373	-
Change due to accretion of principal	1,192	-
Cash receipts	(654)	(845)
Balance at end of period	$12,729	$5,818

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

	December 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
5⅜% Senior Notes due December 2014, net	$249,814	$258,750	$249,621	$267,208
5⅜% Senior Notes due July 2015, net	249,935	262,562	249,895	268,867
5⅝% Senior Notes due February 2020, net	245,871	259,688	245,326	273,125
6% Senior Notes due January 2043	350,000	305,083	-	-
Total	$1,095,620	$1,086,083	$744,842	$809,200

Inventories.  The table below sets forth the carrying value, at each year end, of all inventories that were impaired during each year presented.

	Carrying Value of Impaired Inventory at
	December 31, 2013	December 31, 2012
	(Dollars in thousands)
West	-	-
Mountain	-	-
East	4,187	2,775
Total	$4,187	$2,775

Inventories with carrying values prior to impairment of $5.8 and $3.8 million were determined to be impaired during the years ended December 31, 2013 and 2012, respectively. The carrying value for some of these inventories at their respective year ends may not represent the fair value they were impaired to due to activities that occurred subsequent to the measurement date. The fair values of impaired inventories were determined using Level 3 inputs. We generally determine the estimated fair value of each subdivision by determining the present value of the estimated future cash flows at discount rates that are commensurate with the risk of the subdivision under evaluation.

7.             Inventories

The following table sets forth, by reportable segment, information relating to our homebuilding inventories:

	December 31,
	2013	2012
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$270,778	$200,858
Mountain	194,101	183,522
East	171,821	128,569
Subtotal	636,700	512,949
Land and Land Under Development:
West	459,512	230,344
Mountain	211,526	137,221
East	103,923	122,007
Subtotal	774,961	489,572
Total Inventories	$1,411,661	$1,002,521

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with ASC 360, homebuilding inventories are carried at cost unless events and circumstances indicate that the carrying value of the underlying subdivision may not be recoverable. We evaluate inventories for impairment at each quarter end. Please see “Inventories” in Note 1 for more detail on the methods and assumptions that were used to estimate the fair value of our inventories.

Inventory impairments recognized by segment for the years ended December 31, 2013, 2012 and 2011 are shown in the table below:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$-	$-	$7,270
Mountain	-	-	1,850
East	802	295	1,804
Subtotal	802	295	10,924
Land and Land Under Development:
West	-	-	1,499
Mountain	-	-	449
East	117	810	93
Subtotal	117	810	2,041
Total Inventories	$919	$1,105	$12,965

During the year ended December 31, 2013, we recorded $0.9 million of inventory impairments related to three projects in our Maryland division in our East segment. During the year ended December 31, 2012, we recorded $1.1 million of inventory impairments related to two projects in Maryland. Based on the slow sales absorption rates experienced during both 2012 and 2013 as well as the estimated sales price reductions required to sell the remaining lots and houses in these communities, it was determined that the fair values were less than the carrying values.

During the year ended December 31, 2011, we recorded $13.0 million of inventory impairments. These impairments primarily were incurred during the 2011 second and third quarters in select subdivisions primarily in the California and Nevada markets of our West segment, and the Utah market of our Mountain segment. The impairment of these specific subdivisions, most of which were purchased during 2010, primarily resulted from lowering anticipated home sales prices from those that were expected at the time we purchased the land, based on our experience with homes sold or closed in these subdivisions. As a result of lower than anticipated home sales prices, we determined based upon our impairment evaluation, that the fair market values of the land and homes in these subdivisions were less than their carrying values.

For the years ended December 31, 2013, 2012 and 2011, we used discount rates ranging from 10% to 18% for the subdivisions that were impaired.

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

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The homebuilding interest expensed in the table below relates to the portion of interest incurred where our homebuilding debt exceeded our qualified inventory for such periods in accordance with ASC 835.

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Homebuilding interest incurred	$61,634	$42,315	$62,290
Less: Interest capitalized	(59,908)	(41,507)	(41,448)
Homebuilding interest expensed	$1,726	$808	$20,842

Interest capitalized, beginning of year	$68,508	58,107	$37,811
Interest capitalized during year	59,908	41,507	41,448
Less: Previously capitalized interest included in home cost of sales	(54,261)	(31,106)	(21,152)
Interest capitalized, end of year	$74,155	$68,508	$58,107

9.            Homebuilding Prepaid Expenses and Other Assets

The following table sets forth the components of homebuilding prepaid and other assets.

	December 31,
	2013	2012
	(Dollars in thousands)
Land option deposits	$15,221	$8,246
Deferred marketing costs	15,830	13,874
Metro district bond securities (related party)	12,729	5,818
Prepaid expenses	10,046	5,575
Goodwill	6,008	6,008
Deferred debt issuance costs, net	5,830	2,641
Other	590	2,615
Total	$66,254	$44,777

10.          Homebuilding Accrued Liabilities and Financial Services Accounts Payable and Accrued Liabilities

The following table sets forth information relating to homebuilding accrued liabilities.

	December 31,
	2013	2012
	(Dollars in thousands)
Accrued compensation and related expenses	$35,990	$16,864
Accrued executive deferred compensation	30,796	28,475
Accrued interest payable	24,198	13,698
Warranty reserves	22,238	23,151
Customer and escrow deposits	10,759	9,413
Land development and home construction accruals	9,592	9,545
Other accrued liabilities	19,248	17,310
Total accrued liabilities	$152,821	$118,456

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth information relating to financial services accounts payable and accrued liabilities.

	December 31,
	2013	2012
	(Dollars in thousands)
Insurance reserves	$49,637	$47,852
Accounts payable and other accrued liabilities	6,002	4,012
Total accounts payable and accrued liabilities	$55,639	$51,864

11.          Warranty Accrual

The following table summarizes the warranty reserve activity for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$23,151	$25,525	$34,704
Expense provisions	5,562	4,216	4,224
Cash payments	(6,475)	(6,590)	(7,925)
Adjustments	-	-	(5,478)
Balance at end of period	$22,238	$23,151	$25,525

We recorded adjustments to reduce our warranty reserve by $5.5 million for the year ended December 31, 2011 primarily as a result of favorable warranty payment experience relative to our estimates at the time of home closing as we continued to experience lower than anticipated warranty payments on previously closed homes. We believe the lower warranty payment experience rate in 2011 as compared to those in prior year was driven by, among other things, tighter focus and controls over our warranty expenditures, a significant drop in sales volumes over the last several years leading up to 2011, which resulted in fewer homes under warranty, and better quality controls and construction practices. There were no such adjustments required for 2012 or 2013. Furthermore, our warranty expense provision rates for 2013 and 2012 were lowered as a result of improved warranty payment experience over the last several years.

12.          Insurance Reserves

The following table summarizes the insurance reserve activity for the years ended December 31, 2013, 2012 and 2011. The insurance reserve is included as a component of accounts payable and accrued liabilities in the Financial Services section of the accompanying consolidated balance sheets.

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$47,852	$49,376	$51,576
Expense provisions	7,065	4,565	2,506
Cash payments, net of recoveries	(5,280)	(8,020)	(7,115)
Adjustments	-	1,931	2,409
Balance at end of period	$49,637	$47,852	$49,376

The $1.9 million and $2.4 million of adjustments to increase our insurance reserves during the years ended December 31, 2012 and 2011, respectively, primarily resulted from increases in the severity and frequency of insurance claim experience relative to prior period estimates. No such adjustments were required for the year ended December 31, 2013.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the ordinary course of business, we make payments from our insurance reserves to settle litigation claims arising primarily from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the years ended December 31, 2013, 2012, and 2011, are not necessarily indicative of what future cash payments will be for subsequent periods.

13.          Deferred Compensation Retirement Plans

Effective August 1, 2008, the Company entered into amended and restated employment agreements (as amended on March 8, 2012, the “Employment Agreements”) with Larry A. Mizel, Chairman of the Board and Chief Executive Officer, and David D. Mandarich, President and Chief Operating Officer (collectively, the “Executive Officers”), which provided certain annual post-retirement pension benefits (the “Retirement Benefits”) depending on the year of retirement. In response to concerns expressed by significant institutional investors, and in accordance with the recommendation of an independent compensation consultant to the Company’s Compensation Committee, the Company announced that it had reached agreements (collectively, the “Second Amendments”) with the Executive Officers for the early termination, effective on October 18, 2013, of the Retirement Benefits contained in their respective Employment Agreements. Pursuant to the Second Amendments, the Company will pay each of Mr. Mizel and Mr. Mandarich a deferred lump sum in the amount of $14.8 million and $16.0 million, respectively, in full satisfaction of their past, present and future Retirement Benefits. The Company’s termination of the Retirement Benefits is irrevocable. These payments, which equal the amounts accrued on the books of the Company as of June 30, 2013 with respect to the Company’s estimated liability to pay Retirement Benefits, will be made to the Executive Officers on October 20, 2014. As a result of the termination of the Retirement Benefits, the Company will no longer incur ongoing Retirement Benefit accruals.

The deductibility of the Second Amendment payments for tax purposes under Internal Revenue Code (“IRC”) Section 162(m) will be determined at the end of the taxable year in which the payments are made. However, because the Company believes that it is more likely than not that the payments will not be deductible, we wrote off approximately $11.9 million of our deferred tax asset. Whether or not the payments are deductible under IRC Section 162(m), the Board of Directors believed that the early termination of the Retirement Benefits was in the best interests of the Company and its shareholders.

14.          Income Taxes

Our provision for (benefit from) income taxes for the years ended December 31, 2013, 2012 and 2011 consisted of the following:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Current tax benefit:
Federal	$2,611	$(374)	$(3,652)
State	-	(1,210)	(5,430)
Total Current	2,611	(1,584)	(9,082)

Deferred expense
Federal	$(171,037)	$-	$-
State	(16,134)	-	-
Total deferred	(187,171)	-	-
Benefit from income taxes	(184,560)	(1,584)	(9,082)

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision for (benefit from) income taxes differs from the amount that would be computed by applying the statutory federal income tax rate of 35% to income before income taxes as a result of the following:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Tax expense (benefit) computed at federal statutory rate	$45,439	$21,390	$(37,615)
State income tax expense (benefit), net of federal benefit	4,544	2,139	(3,762)
Permanent differences	(358)	1,771	93
Expiration of state net operating loss	3,874	2,634	-
Liability for unrecognized tax benefits	(552)	(1,857)	(9,173)
Write-off of deferred tax asset for deferred compensation retirement plans	11,856	-	-
Federal Energy Credits	(6,530)	-	-
Change in valuation allowance	(242,833)	(27,661)	41,375
Benefit from income taxes	$(184,560)	$(1,584)	$(9,082)

Effective tax (benefit) rate	-142.2%	-2.6%	-8.5%

We recorded income tax benefits of $184.6 million, $1.6 million and $9.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The income tax benefit for the year ended December 31, 2013 was due primarily to a $187.6 million reversal of a portion of our deferred tax asset valuation allowance in the 2013 second quarter in addition to a $6.5 million benefit from energy credits relating to current and prior years. These amounts were slightly offset by an $11.9 million write-off of a deferred tax asset related to the termination of certain post-retirement pension benefits contained in the employment agreements of our Chief Executive Officer and Chief Operating Officer as discussed in Note 13 to the Consolidated Financial Statements.

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

Based on our evaluation of both positive and negative evidence as of June 30, 2013, we concluded that the objective and direct positive evidence related to operating results achieved during the recent challenging economic and housing market conditions and the sustainability of current pretax income levels outweighed the negative evidence and that it is more likely than not that the substantial majority of the Company's deferred tax assets will be realized. After considering the results of the year ended December 31, 2013, we have determined that these conclusions reached during the second quarter of 2013 remain appropriate. In addition, the Company was out of a three year cumulative loss position as of September 30, 2013. A portion of our remaining valuation allowance as of June 30, 2013 was related to amounts expected to be reversed in the third and fourth quarters of 2013 as pretax income is realized as required by ASC 740-270, Income Taxes - Interim Reporting, when a change in a valuation allowance is recognized in an interim period. As a result of the valuation allowance release in the 2013 second quarter and the utilization of a portion of our remaining valuation allowance during the second half of 2013, our effective tax rate in 2013 is not meaningful as the income tax benefit is not directly correlated to the amount of pretax income or loss.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2013 we have a remaining valuation allowance of $8.2 million related to various state net operating loss carryforwards where realization is more uncertain at this time due to the more limited carryforward periods that exist in certain states.

The income tax benefit for the year ended December 31, 2012 was due primarily to the release of reserves related to settlements with various taxing authorities.

The income tax benefit for the year ended December 31, 2011 was primarily from settlements of various state income tax matters and our settlement with the IRS on its audit of our 2004 and 2005 federal income tax returns.

Due to the effects of the deferred tax valuation allowance and changes in unrecognized tax benefits, our effective tax rates in 2012 and 2011 were not meaningful as the income tax benefit is not directly correlated to the amount of pretax income or loss generated in such periods.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax asset are as follows:

	December 31,
	2013	2012
	(Dollars in thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$72,915	$129,695
State net operating loss carryforwards	40,227	49,551
Alternative minimum tax and other tax credit carryforwards	24,196	10,988
Stock-based compensation expense	26,651	29,196
Warranty, litigation and other reserves	15,543	14,556
Deferred compensation retirement plans	-	11,252
Accrued compensation	11,136	-
Asset impairment charges	5,889	14,080
Inventory, additional costs capitalized for tax purposes	7,064	3,930
Other, net	3,446	2,063
Total deferred tax assets	207,067	265,311
Valuation allowance	(8,201)	(248,306)
Total deferred tax assets, net of valuation allowance	198,866	17,005

Deferred tax liabilities:
Property, equipment and other assets	5,512	5,753
Discount on notes receivable	4,204	4,204
Deferred revenue	3,985	3,796
Unrealized gain on marketable securities	7,368	1,863
Other, net	1,535	1,389
Total deferred tax liabilities	22,604	17,005
Net deferred tax asset	$176,262	$-

At December 31, 2013, we had $72.9 million in tax effected federal net operating loss carryforwards. These operating loss carryforwards, if unused, will begin to expire in 2030. Additionally, we had $40.2 million in tax-effected state net operating loss carryforwards and $3.3 million of these operating loss carryforwards are at risk to expire in 2014 if they remain unused. The remaining operating loss carryforwards, if unused, will begin to expire in 2018.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2013 and 2012, our total liability for uncertain tax positions was $0.3 million and $0.8 million, respectively, which is included in accrued liabilities in the Homebuilding section of our consolidated balance sheets. The following table summarizes activity for the gross unrecognized tax benefit component of our total liability for uncertain tax positions for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Gross unrecognized tax benefits at beginning of year	$575	$2,712	$48,963
Increases related to prior year tax positions	124	63	-
Decreases related to prior year tax positions	(53)	(84)	(286)
Increases related to current year tax positions	-	-	85
Decreases related to current year tax positions	-	-	-
Settlements with taxing authorities	-	-	(38,543)
Lapse of applicable statute of limitations	(275)	(2,116)	(7,507)
Gross unrecognized tax benefits at end of year	$371	$575	$2,712

Our liability for gross unrecognized tax benefits was $0.3 million and $0.6 million at December 31, 2013 and 2012, respectively, all of which, if recognized, would reduce our effective tax rate.

The net expense (benefit) for interest and penalties reflected in the consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 was $0, ($0.4) million and ($4.8) million, respectively. The corresponding liabilities in the consolidated balance sheets were $0.3 million and $0.4 million at December 31, 2013 and 2012, respectively.

We have taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may decrease within the next twelve months. The possible decrease could result from the expiration of various statutes of limitation and the finalization of various state income tax matters. The estimated range of the reasonably possible decrease is $0 to $0.3 million.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal income tax examination for calendar tax years ending 2010 through 2013. Additionally, we are subject to various state income tax examinations for the 2007 through 2012 calendar tax years.

15.         Related Party Transactions

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

We initially recorded the 2007 Bonds and Subordinate Bond at an estimated $8.9 million and $0 fair value, respectively, based upon discounted cash flows. During the year ended December 31, 2009, we updated our evaluation of the estimated fair value of the 2007 Bonds and through this evaluation, we determined there was a decrease in the estimated cash flows from this asset and, as a result, recorded a $1.0 million other-than-temporary-impairment associated with the 2007 Bonds in 2009. As discussed in Note 6, in the second quarter of 2013 we determined the 2007 Bonds were no longer required to be accounted for under the cost recovery method. We adjusted the bond principal balance based on the valuation to $12.7 million as of December 31, 2013.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the years ended December 31, 2013, 2012 and 2011, we received payments from the District in the amount of $0.7 million, $0.8 million and $0.7 million, respectively. In 2012 and 2011, these payments were recorded as a reduction to the carrying value of the 2007 Bonds and Subordinate Bond. As discussed in Note 6, the principal payments going forward are included in an interest accretion model with the appropriate interest income and increase or decrease to the carrying value being recorded.

During the years ended December 31, 2013, 2012, and 2011 we contributed $1 million, $1 million, and $0 respectively, in cash to the MDC/Richmond American Homes Foundation (the “Foundation”). The Foundation is a Delaware non-profit corporation that was incorporated on September 30, 1999.

The Foundation is a non-profit organization operated exclusively for charitable, educational and other purposes beneficial to social welfare within the meaning of Section 501(c)(3) of the Internal Revenue Code. The following Directors and/or officers of the Company are the trustees of the Foundation at December 31, 2013, all of whom serve without compensation:

Name	MDC Title
Larry A. Mizel	Chairman and Chief Executive Officer
David D. Mandarich	President
Raymond T. Baker	Director

16.         Lines of Credit and Total Debt Obligations

Revolving Credit Facility. On December 13, 2013, we entered into an unsecured revolving credit agreement (“Revolving Credit Facility”) with a group of lenders which may be used for general corporate purposes. Our Revolving Credit Facility has an aggregate commitment amount of $450 million (the Commitment”) and a maturity date of December 13, 2018. Each lender may issue letters of credit in an amount up to 50% of its commitment. The facility permits an increase in the maximum Commitment amount to $1.0 billion upon our request, subject to receipt of additional commitments from existing or additional lenders. Interest rates on outstanding borrowings are determined by reference to a specified London Interbank Offered Rate (LIBOR), a specified federal funds effective rate or a specified prime rate, plus a margin that is determined based on our credit ratings and leverage ratio, as defined in the facility agreement. At any time at which the Company’s leverage ratio, as of the last day of the most recent calendar quarter, exceeds 55%, the aggregate principal amount of all consolidated senior debt borrowings outstanding may not exceed the borrowing base. If the Company’s leverage ratio, as of the last day of the most recent calendar quarter, is 55% or less, then no borrowing base requirement will exist.

The Revolving Credit Facility is fully and unconditionally guaranteed, jointly and severally, by most of our homebuilding segment subsidiaries. The facility contains various representations, warranties and covenants that we believe are customary for agreements of this type. The financial covenants include a consolidated tangible net worth test and a leverage test, along with a consolidated tangible net worth covenant, all as defined in the facility agreement. A failure to satisfy the foregoing tests does not constitute an event of default, but can trigger a “term-out” of the facility. A breach of the consolidated tangible net worth covenant (but not the consolidated tangible net worth test) would result in an event of default.

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of the MDC's outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of December 31, 2013.

We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At December 31, 2013, there were no borrowings under the Revolving Credit Facility and there were $14.9 million in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility.

Upon entering into the Revolving Credit Facility on December 13, 2013, our separate letter of credit facilities terminated and our existing letters of credit were included in the Revolving Credit Facility.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement, (the “Mortgage Repurchase Facility”), with U.S. Bank National Association (“USBNA”). This agreement was amended on September 20, 2013 and extended until September 19, 2014. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. The Mortgage Repurchase Facility had a temporary increase in the maximum aggregate commitment from $50 million to $80 million from December 31, 2013 through January 30, 2014 and from December 21, 2012 through January 30, 2013. At December 31, 2013 and December 31, 2012, we had $63.1 million and $76.3 million, respectively, of mortgage loans that we were obligated to repurchase under our Mortgage Repurchase Facility. Mortgage loans that we are obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a Pricing Rate equal to the greater of (i) the LIBOR Rate (as defined in the Mortgage Repurchase Facility) plus 2.75%, or (ii) 3.00%. The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth Ratio, (iii) a minimum Adjusted Net Income requirement, and (iv) a minimum Liquidity requirement. The foregoing terms are defined in the Mortgage Repurchase Facility. We believe we were in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of December 31, 2013.

Senior Notes. Our senior notes are not secured and, while the senior note indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries.

During 2011, we completed a debt tender offer and redemptions of our 7% Senior Notes due 2012 and 5½% Senior Notes due 2013. As a result of these transactions, we paid $537.7 million to extinguish $500 million in debt principal with a carrying amount of $498.9 million and recorded a $38.8 million expense for loss on extinguishment of debt.

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

Our debt obligations at December 31, 2013 and December 31, 2012 were as follows:

	December 31,
	2013	2012
	(Dollars in thousands)
5⅜% Senior Notes due December 2014, net	$249,814	$249,621
5⅜% Senior Notes due July 2015, net	249,935	249,895
5⅝% Senior Notes due February 2020, net	245,871	245,326
6% Senior Notes due January 2043	350,000	-
Total	$1,095,620	$744,842

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.          Commitments and Contingencies

Surety Bonds and Letter of Credit Facilities. At December 31, 2013, we had issued and outstanding surety bonds and letters of credit totaling $97.9 million and $30.2 million, respectively, including $15.3 in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $45.5 million and $8.1 million, respectively. The letters of credit as of December 31, 2013, excluding those issued by HomeAmerican, were included under the Revolving Credit Facility while the letters of credit as of December 31, 2012 were outstanding under our previous letter of credit facilities. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

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

The following table sets forth, by reportable segment, information relating to our homebuilding inventories:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Balance at beginning of year	$976	$830	$7,120
Expense provisions	1,172	437	149
Cash payments	(734)	(226)	(14,450)
Adjustments	(44)	(65)	8,011
Balance at end of year	$1,370	$976	$830

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

Legal Reserves. Because of the nature of the homebuilding business, we have been named as defendants in various claims, complaints and other legal actions arising in the ordinary course of business, including product liability claims and claims associated with the sale and financing of homes. In the opinion of management, the outcome of these ordinary course matters will not have a material adverse effect upon our financial condition, results of operations or cash flows. At December 31, 2013 and 2012, respectively, we had $5.9 million and $2.3 million of legal accruals.

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

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating Leases.  We have non-cancelable operating leases primarily associated with our office facilities. Rent expense under cancelable and non-cancelable operating leases totaled $5.2 million, $6.6 million and $7.7 million in 2013, 2012 and 2011, respectively, and is included in either selling, general and administrative expenses in the Homebuilding section or expenses in the Financial Services section of our consolidated statements of operations. The table below shows the future minimum payments under non-cancelable operating leases at December 31, 2013.

Year Ended December 31,
(Dollars in thousands)
2014	$4,462
2015	4,435
2016	3,748
2017	1,161
2018	638
Thereafter	421
Total	$14,865

18.          Concentration of Third-Party Mortgage Purchasers

The following table sets forth the percent of mortgage loans sold by HomeAmerican to its primary third party purchasers during 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
Wells Fargo Funding, Inc.	40%	58%	52%
JP Morgan Chase Bank, N.A.	46%	36%	29%
Bank of America, N.A.	0%	0%	17%

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

19.          Stockholders' Equity

Common Stock Repurchase Program. At December 31, 2013, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the years ended December 31, 2013, 2012 or 2011. We did not hold any treasury stock at December 31, 2013. At December 31, 2011, we held 59,912 shares of treasury stock with an average cost of $11.00.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.          Equity Incentive and Employee Benefit  Plans

A summary of our equity incentive plans follows.

Employee Equity Incentive Plans. Effective March 2001, we adopted the M.D.C. Holdings, Inc. 2001 Equity Incentive Plan (the “2001 Equity Incentive Plan”). On March 26, 2011, the 2001 Equity Incentive Plan terminated and all stock option grants and restricted stock awards outstanding at the time of the plan termination may continue to be exercised, or become free of restrictions, in accordance with their terms. Non-qualified option awards previously granted generally vest over periods of up to seven years and expire ten years after the date of grant. Restricted stock awards generally were granted with vesting terms of up to five years. A total of 3.0 million shares of MDC common stock were reserved for issuance under the 2001 Equity Incentive Plan as of December 31, 2013.

On April 27, 2011, our shareholders approved the M.D.C Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Equity Incentive Plan”), which provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards to employees of the Company. Stock options granted under the 2011 Equity Incentive Plan have an exercise price that is at least equal to the fair market value of our common stock on the date the stock option is granted, generally vest in periods up to five years and expire ten years after the date of grant. At December 31, 2013, a total of 2.5 million shares of MDC common stock were reserved for issuance under the 2011 Equity Incentive Plan, of which 1.2 million shares remained available for grant under this plan as of December 31, 2013.

Director Equity Incentive Plans. Effective March 2001, we adopted the M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors (the “2001 Director Stock Option Plan”). The 2001 Director Stock Option Plan terminated on May 21, 2012 and stock options outstanding at the time of plan termination may continue to be exercised in accordance with their terms. Each option granted under the Director Stock Option Plan vested immediately and expires ten years from the date of grant. A total of 0.8 million shares of MDC common stock were reserved for issuance under this plan as of December 31, 2013.

Effective April 27, 2011, our shareholders approved the M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors (the “2011 Director Stock Option Plan”). Under the 2011 Director Stock Option Plan, non-employee directors of the Company are granted non-qualified stock options. Pursuant to the 2011 Director Stock Option Plan, on August 1 of each year, each non-employee director is granted options to purchase 25,000 shares of MDC common stock. Each option granted under the 2011 Director Stock Option Plan vests immediately, becomes exercisable six months after grant, and expires ten years from the date of grant. The option exercise price must be equal to the fair market value (as defined in the plan) of our common stock on the date of grant of the option. At December 31, 2013, a total of 0.8 million shares of MDC common stock were reserved for issuance under the 2011 Director Stock Option Plan and 0.6 million shares remained available for grant under this plan as of December 31, 2013.

Employee Benefit Plan. We have a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code where each employee may elect to make before-tax contributions up to the current tax limits. We match employee contributions on a discretionary basis and, as of December 31, 2013 we had accrued $0.9 million related to the match that is to be contributed in the first quarter of 2014 for 2013 activity. For the year ended December 31, 2012 we contributed $0.2 million. We did not make any matching contributions during the year ended December 31, 2011.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.          Stock Based Compensation

Determining Fair Value of Share-Based Payment Awards. We examine our historical pattern of option exercises in an effort to determine if there are any discernable activity patterns based on certain employee and non-employee populations. Based upon this evaluation, we have identified three distinct populations: (1) executives currently consisting of our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and General Counsel (collectively, the “Executives”); (2) Non-Executive employees (“Non-Executives”); and (3) non-employee members of our board of directors (“Directors”). Accordingly, during 2013, 2012 and 2011 the Company used separate Black-Scholes option pricing model assumptions for each of the aforementioned employee and non-employee populations. The fair values for stock options granted for the years ended December 31, 2013, 2012 and 2011 were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions.

	Year Ended December 31,
	2013	2012	2011
Expected lives of options (years)	4.0	7.8	4.6
Expected volatility	45.3%	44.6%	47.8%
Risk free interest rate	0.8%	1.7%	1.3%
Dividend yield rate	3.0%	4.0%	4.1%

Based on calculations using the Black-Scholes option pricing model, the weighted-average grant date fair values of stock options granted during 2013, 2012 and 2011 were $9.75, $7.54 and $7.42, respectively. No stock options were granted to our CEO and COO during the years ended December 31, 2013 and 2011. As a result, the weighted average expected life of our options are higher in 2012 when compared to 2013 and 2011 as options were granted to our CEO and COO in 2012.

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

An annual forfeiture rate is estimated at the time of grant for all share-based payment awards with service conditions only. That rate is revised, if necessary, in subsequent periods if the actual forfeiture rate differs from our estimate. For grants made in the year ended December 31, 2013, we estimated a forfeiture rate between 20% and 45% for those share-based payment awards granted to Non-Executives. We estimate the annual forfeiture rate to be 0% for share-based payment awards with service conditions only granted to our Executives.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Option Award Activity.  Stock option activity under our option plans for the years ended December 31, 2013, 2012 and 2011 were as follows.

	Year Ended December 31,
	2013		2012		2011
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding Stock Option Activity
Outstanding, beginning of year	5,879,573	$41.29	5,306,506	$42.69	6,002,174	$40.72
Granted (1)	237,500	33.82	1,382,500	25.33	265,000	25.07
Exercised	(153,665)	32.94	(704,242)	23.69	(489,324)	18.47
Forfeited	(10,000)	37.25	(55,710)	27.46	(124,710)	32.20
Cancelled	(671,042)	44.25	(49,481)	44.75	(346,634)	33.87
Outstanding, end of year	5,282,366	$40.83	5,879,573	$41.29	5,306,506	$42.69

	Year Ended December 31,
	2013		2012		2011
	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value
Unvested Stock Option Activity
Outstanding, beginning of year	2,045,000	$8.63	1,251,328	$10.74	1,790,425	$12.65
Granted (1)	237,500	9.75	1,382,500	7.54	265,000	7.42
Vested	(1,433,959)	8.28	(533,118)	8.61	(679,387)	13.31
Forfeited	(10,000)	12.72	(55,710)	8.45	(124,710)	10.13
Unvested, end of year	838,541	$9.50	2,045,000	$8.63	1,251,328	$10.74

(1)

Total shares granted in 2012 include 1,000,000 performance based options granted to our CEO and COO. See further discussion regarding these grants in the “Performance Based Stock Award Activity” section below.

The total intrinsic value of options (difference between price per share as of the exercise date and the strike price, times the number of options outstanding) exercised during the years ended December 31, 2013, 2012 and 2011 was $1.1 million, $7.0 million and $0.2 million, respectively.

The following table provides data for our stock options that are vested or expected to vest as of December 31, 2013.

Exercisable or expected to vest
Number outstanding	5,238,762
Weighted-average exercise price	$40.92
Aggregate intrinsic value (in thousands)	$11,798
Weighted-average remaining contractual term (years)	5.07

Exercisable
Number outstanding	4,443,825
Weighted-average exercise price	$42.84
Aggregate intrinsic value (in thousands)	$8,786
Weighted-average remaining contractual term (years)	4.59

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aggregate intrinsic values in the tables above represent the total pre-tax intrinsic values (the difference between the closing price of MDC’s common stock on the last trading day of fiscal 2013 and the exercise price, multiplied by the number of in-the-money stock option shares) that would have been received by the option holders had all in-the-money outstanding stock options been exercised on December 31, 2013.

The following table summarizes information associated with outstanding and exercisable stock options at December 31, 2013.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price
$ 15.84 - $ 23.77	175,500	7.98	$20.91	45,500	7.75	$21.70
$ 23.78 - $ 39.61	2,981,666	6.90	29.74	2,323,125	6.68	29.30
$ 39.62 - $ 47.53	615,700	3.70	43.01	565,700	3.22	43.30
$ 47.54 - $ 63.38	892,500	2.06	60.41	892,500	2.06	60.41
$ 63.39 - $ 71.30	492,000	1.30	67.17	492,000	1.30	67.17
$ 71.31 - $ 78.89	125,000	1.75	79.89	125,000	1.75	78.89
Total	5,282,366	5.10	$40.83	4,443,825	4.59	$42.84

Total compensation expense relating to stock options granted by the Company was $5.6 million, $10.6 million and $9.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Our recognized tax benefit from this expense for the year ended December 31, 2013 was $2.2 million. We did not have any recognized tax benefits from compensation expense for stock options for the years ended December 31, 2012 or 2011 as we were in a full valuation allowance position.

As of December 31, 2013, $4.2 million of total unrecognized compensation cost related to stock options expected to be recognized as an expense by the Company in the future over a weighted-average period of approximately 1.9 years.

We did not have any net tax benefit realized for stock options exercised during the years ended December 31, 2012 or 2011 as we were in a full valuation allowance position.

Performance Based Stock Award Activity. On March 8, 2012, we granted a long term performance-based non-qualified stock option to each of our Chief Executive Officer and our Chief Operating Officer for 500,000 shares of common stock under our 2011 Equity Incentive Plan. The terms of the performance-based options provide that, over a three year period, one third of the option shares would vest as of March 1 following any fiscal year in which, in addition to the Company achieving a gross margin from home sales of at least 16.7% (as calculated in our 2011 Form 10-K, excluding warranty adjustments and interest), the Company achieved: (1) at least a 10% increase in total revenue over 2011 (166,667 option shares vest); (2) at least a 15% increase in total revenue over 2011 (166,667 option shares vest); or (3) at least a 20% increase in total revenue over 2011 (166,666 option shares vest). Any of the three tranches of option shares that are not performance vested by March 1, 2015 would be forfeited. ASC Topic 718, Compensation – Stock Compensation (“ASC 718”) prohibits recognition of expense associated with performance based stock awards until achievement of the performance targets are probable of occurring.

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

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted and Unrestricted Stock Award Activity. Non-vested restricted stock awards at December 31, 2013, 2012 and 2011 and changes during those years were as follows:

	Year Ended December 31,
	2013		2012		2011
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested, beginning of year	507,367	$31.69	667,849	$33.19	443,112	$36.15
Granted	25,072	37.52	48,613	27.85	329,703	30.24
Vested	(144,841)	31.88	(197,801)	35.88	(100,677)	36.34
Forfeited	(88,607)	29.02	(11,294)	30.62	(4,289)	38.88
Unvested, end of year	298,991	$32.87	507,367	$31.69	667,849	$33.19

Total compensation expense relating to restricted stock awards was $4.0 million, $5.6 million and $6.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Our recognized tax benefit from this expense for the year ended December 31, 2013 was $1.6 million. We did not have any recognized tax benefits from compensation expense for restricted stock awards for the years ended December 31, 2012 or 2011 as we were in a full valuation allowance position.

At December 31, 2013, there was $3.9 million of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized as an expense by us in the future over a weighted-average period of approximately 1.3 years. The total intrinsic value of unvested restricted stock awards (the difference between the closing price of MDC’s common stock on the last trading day of fiscal 2013 and the grant date award price, multiplied by the number of shares) at December 31, 2013 was $9.6 million. The total intrinsic value of restricted stock which vested during each of the years ended December 31, 2013, 2012 and 2011 was $5.5 million, $5.9 million and $1.9 million, respectively.

22.          Subsequent Events

On January 15, 2014, we completed a public offering of $250 million principal amount of 5½% senior notes due 2024 (the “5½% Notes”). The 5½% Notes, which pay interest semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2014, are general unsecured obligations of MDC and rank equally and ratably with our other general unsecured and unsubordinated indebtedness. In addition, the 5½% Notes are fully guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding subsidiaries. We received proceeds of $248.4 million, net of underwriting fees of $1.6 million. We intend to use the net proceeds from this offering for general corporate purposes, which may include repayment of our 5⅜% Senior Notes due 2014 and 5⅜% Senior Notes due 2015 in whole or in part.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23.          Results of Quarterly Operations (Unaudited)

	Quarter
	First	Second	Third	Fourth
	(Dollars in thousands, except per share amounts)
2013
Home sales revenue	$331,748	$400,327	$433,693	$460,939
Total revenue	$344,254	$416,018	$448,000	$472,162
Asset impairments	$-	$-	$(350)	$(569)
Gross margin from home sales (including impairments)	17.4%	18.1%	18.1%	17.4%
Selling, general and administrative expenses	$48,201	$51,908	$57,753	$55,421
Income before income taxes	$22,586	$38,012	$34,909	$34,318
Net income	$22,516	$224,909	$36,251	$30,709
Earnings per share:
Basic	$0.46	$4.60	$0.73	$0.62
Diluted	$0.45	$4.56	$0.73	$0.62

2012
Home sales revenue	$184,678	$256,532	$320,647	$389,141
Total revenue	$193,988	$268,934	$334,330	$405,773
Asset impairments	$-	$-	$-	$1,105
Gross margin from home sales (including impairments)	14.1%	14.2%	15.5%	16.7%
Selling, general and administrative expenses	$34,124	$39,223	$44,788	$49,160
Income before income taxes	$2,125	$9,655	$19,484	$29,851
Net income	$2,265	$10,638	$20,126	$29,670
Earnings per share:
Basic	$0.04	$0.22	$0.41	$0.60
Diluted	$0.04	$0.22	$0.41	$0.59

24.          Supplemental Guarantor Information

Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by the following subsidiaries (collectively, the "Guarantor Subsidiaries"), which are 100%-owned subsidiaries of the Company.

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

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The senior note indentures do not provide for a suspension of the guarantees, but do provide that any Guarantor may be released from its guarantee so long as (1) no default or event of default exists or would result from release of such guarantee, (2) the Guarantor being released has consolidated net worth of less than 5% of the Company’s consolidated net worth as of the end of the most recent fiscal quarter, (3) the Guarantors released from their guarantees in any year-end period comprise in the aggregate less than 10% (or 15% if and to the extent necessary to permit the cure of a default) of the Company’s consolidated net worth as of the end of the most recent fiscal quarter, (4) such release would not have a material adverse effect on the homebuilding business of the Company and its subsidiaries and (5) the Guarantor is released from its guarantee(s) under all Specified Indebtedness (other than by reason of payment under its guarantee of Specified Indebtedness). Upon delivery of an officers’ certificate and an opinion of counsel stating that all conditions precedent provided for in the indenture relating to such transactions have been complied with and the release is authorized, the guarantee will be automatically and unconditionally released. “Specified Indebtedness” means indebtedness under the senior notes, the Company’s Indenture dated as of December 3, 2002, the Revolving Credit Facility, and any refinancing, extension, renewal or replacement of any of the foregoing.

We have determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and, accordingly, supplemental financial information for the Guarantor and Non-Guarantor Subsidiaries is presented below. As a result of our Richmond American Homes of Washington, Inc. subsidiary becoming a guarantor subsidiary in 2013, we have revised the 2011 and 2012 Supplemental Condensed Combining Statements of Operations and Cash Flows and the 2012 Supplemental Condensed Combining Balance Sheet to reflect this subsidiary’s results in the guarantor column.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Balance Sheet

	December 31, 2013
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
	Dollars in thousands
ASSETS
Homebuilding:
Cash and cash equivalents	$145,180	$3,454	$-	$-	$148,634
Marketable securities	569,021	-	-	-	569,021
Restricted cash	-	2,195	-	-	2,195
Trade Receivables	915	27,951	-	(5,459)	23,407
Inventories:
Housing completed or under construction	-	636,700	-	-	636,700
Land and land under development	-	774,961	-	-	774,961
Total inventories	-	1,411,661	-	-	1,411,661

Intercompany receivables	1,144,292	2,576	1,899	(1,148,767)	-
Investment in subsidiaries	335,870	-	-	(335,870)	-
Deferred tax asset	172,975	-	-	3,287	176,262
Other assets, net	53,933	43,569	-	-	97,502
Total Homebuilding Assets	2,422,186	1,491,406	1,899	(1,486,809)	2,428,682

Financial Services:
Cash and cash equivalents	-	-	50,704	-	50,704
Marketable securities	-	-	19,046	-	19,046
Intercompany receivables	-	-	11,216	(11,216)	-
Mortgage loans held-for-sale, net	-	-	92,578	-	92,578
Other assets, net	-	-	7,726	(3,287)	4,439
Total Financial Services Assets	-	-	181,270	(14,503)	166,767
Total Assets	$2,422,186	$1,491,406	$183,169	$(1,501,312)	$2,595,449

LIABILITIES AND EQUITY

Homebuilding:
Accounts payable	$13	$15,033	$-	$-	$15,046
Accrued liabilities	97,612	56,334	82	(1,207)	152,821
Intercompany payables	15,692	1,121,581	19,668	(1,156,941)	-
Senior notes, net	1,095,620	-	-	-	1,095,620
Total Homebuilding Liabilities	1,208,937	1,192,948	19,750	(1,158,148)	1,263,487

Financial Services:
Accounts payable and other liabilities	-	-	59,891	(4,252)	55,639
Intercompany payables	-	-	3,042	(3,042)	-
Mortgage repurchase facility	-	-	63,074	-	63,074
Total Financial Services Liabilities	-	-	126,007	(7,294)	118,713
Total Liabilities	1,208,937	1,192,948	145,757	(1,165,442)	1,382,200

Equity:
Total Stockholders' Equity	1,213,249	298,458	37,412	(335,870)	1,213,249
Total Liabilities and Stockholders' Equity	$2,422,186	$1,491,406	$183,169	$(1,501,312)	$2,595,449

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Balance Sheet

	December 31, 2012
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and cash equivalents	$125,904	$3,631	$-	$-	$129,535
Marketable securities	519,465	-	-	-	519,465
Restricted cash	-	1,859	-	-	1,859
Trade Receivables	6,563	21,600	-	-	28,163
Inventories:
Housing completed or under construction	-	512,949	-	-	512,949
Land and land under development	-	489,572	-	-	489,572
Total inventories	-	1,002,521	-	-	1,002,521

Intercompany receivables	812,731	2,589	-	(815,320)	-
Investment in subsidiaries	198,465	-	-	(198,465)	-
Other assets, net	40,565	37,337	-	-	77,902
Total Homebuilding Assets	1,703,693	1,069,537	-	(1,013,785)	1,759,445

Financial Services:
Cash and cash equivalents	-	-	30,560	-	30,560
Marketable securities	-	-	32,473	-	32,473
Intercompany receivables	-	-	9,779	(9,779)	-
Mortgage loans held-for-sale, net	-	-	119,953	-	119,953
Other assets, net	-	-	4,710	(1,700)	3,010
Total Financial Services Assets	-	-	197,475	(11,479)	185,996
Total Assets	$1,703,693	$1,069,537	$197,475	$(1,025,264)	$1,945,441

LIABILITIES AND EQUITY

Homebuilding:
Accounts payable	$-	$73,055	$-	$-	$73,055
Accrued liabilities	63,886	48,980	5,590	-	118,456
Intercompany payables	14,068	794,179	16,815	(825,062)	-
Senior notes, net	744,842	-	-	-	744,842
Total Homebuilding Liabilities	822,796	916,214	22,405	(825,062)	936,353

Financial Services:
Accounts payable and other liabilities	-	-	51,864	-	51,864
Intercompany payables	-	-	1,737	(1,737)	-
Mortgage repurchase facility	-	-	76,327	-	76,327
Total Financial Services Liabilities	-	-	129,928	(1,737)	128,191
Total Liabilities	822,796	916,214	152,333	(826,799)	1,064,544

Equity:
Total Stockholders' Equity	880,897	153,323	45,142	(198,465)	880,897
Total Liabilities and Stockholders' Equity	$1,703,693	$1,069,537	$197,475	$(1,025,264)	$1,945,441

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Statements of Operations

	Year Ended December 31, 2013
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$1,630,423	$-	$(1,248)	$1,629,175
Cost of Sales	-	(1,340,187)	-	1,248	(1,338,939)
Inventory impairments	-	(919)	-	-	(919)
Gross margin	-	289,317	-	-	289,317
Selling, general, and administrative expenses	(63,506)	(149,424)	-	(353)	(213,283)
Equity income of subsidiaries	163,157	-	-	(163,157)	-
Interest income	26,928	10	-	-	26,938
Interest expense	(1,726)	-	-	-	(1,726)
Other income (expense), net	1,387	(2,276)	14	(48)	(923)
Homebuilding pretax income (loss)	126,240	137,627	14	(163,558)	100,323
Financial Services:
Financial services pretax income	-	-	29,101	401	29,502
Income before income taxes	126,240	137,627	29,115	(163,157)	129,825
(Provision for) benefit for income taxes	188,145	7,507	(11,092)	-	184,560
Net income	$314,385	$145,134	$18,023	$(163,157)	$314,385
Other comprehensive income related to available for sale securities, net of tax	6,737	-	(119)	119	6,737
Comprehensive income	$321,122	$145,134	$17,904	$(163,038)	$321,122

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Statements of Operations

	Year Ended December 31, 2012
	MDC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$1,162,676	$-	$(6,534)	$1,156,142
Cost of Sales	-	(984,477)	-	6,534	(977,943)
Inventory impairments	-	(1,105)	-	-	(1,105)
Gross margin	-	177,094	-	-	177,094
Selling, general, and administrative expenses	(52,880)	(119,135)	4,720	-	(167,295)
Equity income of subsidiaries	81,836	-	-	(81,836)	-
Interest income	23,381	16	1	-	23,398
Interest expense	(778)	(30)	-	-	(808)
Other income (expense), net	528	(306)	6	-	228
Homebuilding pretax income (loss)	52,087	57,639	4,727	(81,836)	32,617
Financial Services:
Financial services pretax income	-	-	28,498	-	28,498
Income before income taxes	52,087	57,639	33,225	(81,836)	61,115
(Provision for) benefit for income taxes	10,612	1,435	(10,463)	-	1,584
Net income	$62,699	$59,074	$22,762	$(81,836)	$62,699
Other comprehensive income related to available for sale securities, net of tax	12,078	-	100	(100)	12,078
Comprehensive income	$74,777	$59,074	$22,862	$(81,936)	$74,777

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Statements of Operations

	Year Ended December 31, 2011
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$826,656	$-	$(9,633)	$817,023
Cost of Sales	-	(707,576)	486	9,633	(697,457)
Inventory impairments	-	(12,965)	-	-	(12,965)
Gross margin	-	106,115	486	-	106,601
Selling, general, and administrative expenses	(57,811)	(123,095)	1,801	-	(179,105)
Equity income of subsidiaries	(18,966)	-	-	18,966	-
Interest income	26,039	29	-	-	26,068
Interest expense	(20,687)	(155)	-	-	(20,842)
Other income (expense), net	(35,479)	(7,894)	23	-	(43,350)
Homebuilding pretax income (loss)	(106,904)	(25,000)	2,310	18,966	(110,628)
Financial Services:
Financial services pretax income	-	-	3,156	-	3,156
Income before income taxes	(106,904)	(25,000)	5,466	18,966	(107,472)
(Provision for) benefit for income taxes	8,514	2,027	(1,459)	-	9,082
Net income	$(98,390)	$(22,973)	$4,007	$18,966	$(98,390)
Other comprehensive income related to available for sale securities, net of tax	(12,124)	-	(154)	154	(12,124)
Comprehensive income	$(110,514)	$(22,973)	$3,853	$19,120	$(110,514)

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Statements of Cash Flows

	Year Ended December 31, 2013
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$11,994	$(324,812)	$43,269	$-	$(269,549)
Net cash used in investing activities	(345,165)	(1,260)	13,151	302,872	(30,402)
Financing activities:
Intercompany advances (repayments)	-	325,895	(23,023)	(302,872)	-
Mortgage repurchase facility	-	-	(13,253)	-	(13,253)
Proceeds from issuance of senior notes	346,938	-	-	-	346,938
Excess tax benefit from share-based awards	391	-	-	-	391
Proceeds from the exercise of stock options	5,118	-	-	-	5,118
Net cash provided by (used in) financing activities	352,447	325,895	(36,276)	(302,872)	339,194

Net increase in cash and cash equivalents	19,276	(177)	20,144	-	39,243
Cash and cash equivalents:
Beginning of period (1)	125,904	3,631	30,560	-	160,095
End of period	$145,180	$3,454	$50,704	$-	$199,338

(1)

As a result of our Richmond American Homes of Washington, Inc. subsidiary becoming a guarantor subsidiary in 2013, cash and cash equivalents at the beginning of 2013 in the guarantor and non-guarantor columns will not equal the cash and cash equivalents at December 31, 2012 in the Supplemental Condensed Combining Balance Sheet.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Statements of Cash Flows

	Year Ended December 31, 2012
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$1,961	$(96,947)	$(13,833)	$-	$(108,819)
Net cash used in investing activities	(109,332)	(841)	2,059	86,333	(21,781)
Financing activities:
Intercompany advances (repayments)	-	98,567	(12,234)	(86,333)	-
Mortgage repurchase facility	-	-	27,625	-	27,625
Dividend payments	(96,915)	-	-	-	(96,915)
Proceeds from the exercise of stock options	16,624	-	-	-	16,624
Net cash provided by (used in) financing activities	(80,291)	98,567	15,391	(86,333)	(52,666)

Net increase in cash and cash equivalents	(187,662)	779	3,617	-	(183,266)
Cash and cash equivalents:
Beginning of period	313,566	2,852	26,943	-	343,361
End of period	$125,904	$3,631	$30,560	$-	$160,095

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 M.D.C. Holdings, Inc.

Supplemental Condensed Combining Statements of Cash Flows

	Year Ended December 31, 2011
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(20,496)	$(37,048)	$(22,740)	$-	$(80,284)
Net cash used in investing activities	375,139	(30,541)	(4,261)	63,927	404,264
Financing activities:
Intercompany advances (repayments)	-	66,154	(2,227)	(63,927)	-
Extinguishment of senior notes	(537,724)	-	-	-	(537,724)
Mortgage repurchase facility	-	-	23,268	-	23,268
Dividend payments	(47,432)	-	-	-	(47,432)
Proceeds from the exercise of stock options	9,044	-	-	-	9,044
Net cash provided by (used in) financing activities	(576,112)	66,154	21,041	(63,927)	(552,844)

Net increase in cash and cash equivalents	(221,469)	(1,435)	(5,960)	-	(228,864)
Cash and cash equivalents:
Beginning of period	535,035	4,287	32,903	-	572,225
End of period	$313,566	$2,852	$26,943	$-	$343,361

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

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control—Integrated Framework (1992 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, management concluded that our internal control over financial reporting was effective at December 31, 2013.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

M.D.C. Holdings, Inc.

We have audited M.D.C. Holdings, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, M.D.C. Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of M.D.C. Holdings, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 5, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California

February 5, 2014

Item 9B. Other Information.

None

PART III

Item 10. Directors. Executive Officers and Corporate Governance.

Information not disclosed below that is required with respect to directors, executive officers, filings under Section 16(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and corporate governance is incorporated herein by reference, when filed, from our proxy statement (the “Proxy Statement”) for the Annual Meeting of Shareholders to be held on or about May 19, 2014, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

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

3.1

Certificate of Amendment to the Certificate of Incorporation of M.D.C. Holdings, Inc. (hereinafter sometimes referred to as "MDC", the "Company" or the "Registrant"), filed with the Delaware Secretary of State on April 27, 2006, and Certificate of Incorporation, dated May 17, 1985, as amended (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q dated March 31, 2006). *

3.2	Form of Bylaws of MDC, as amended (incorporated by reference to Exhibit 3.2(b) of the Company's Quarterly Report on Form 10-Q dated June 30, 1987). *

3.3

Form of Amendment to the Bylaws of MDC regarding indemnification adopted by its board of directors and effective as of March 20, 1987 (incorporated by reference to Exhibit 3.2(a) of the Company's Quarterly Report on Form 10-Q dated June 30, 1987). *

4.1	Indenture dated as of December 3, 2002, by and among MDC and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 of the Company's Form S-3/A filed September 1, 2004). *

4.2

Supplemental Indenture, dated as of October 6, 2004, by and among MDC, the Guarantors party thereto and U.S. Bank National Association, as Trustee, with respect to MDC's Medium-Term Senior Notes (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed October 7, 2004). *

4.3

Pricing Supplement No. 1, dated December 6, 2004, with respect to MDC's 5.375% Medium-Term Senior Notes due 2014 (incorporated by reference to the Company's Rule 424(b)(2) filing on December 8, 2004). *

4.4

Pricing Supplement No. 2, dated June 28, 2005, with respect to MDC's 5.375% Medium-Term Senior Notes due July 1, 2015 (incorporated by reference to the Company's Rule 424(b)(2) filing on June 29, 2005). *

4.5

Amendment No. 1 dated as of July 20, 2005 to Supplemental Indenture dated as of October 6, 2004, with respect to MDC's Medium-Term Senior Notes (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed July 20, 2005). *

4.6

Amendment No. 2 dated as of January 9, 2006 to Supplemental Indenture dated as of October 6, 2004, with respect to MDC's Medium-Term Senior Notes (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed January 9, 2006). *

4.7

Second Supplemental Indenture (5.375% Senior Notes due 2014 and 2015), dated as of January 3, 2013, by and among the Company, U.S. Bank National Association, as Trustee, and Richmond American Homes of Washington, Inc., a wholly owned subsidiary of the Company, as Additional Guarantor, including the form of Guaranty signed by the Additional Guarantor (incorporated by reference to Exhibit 4.7 of the Company's Annual Report on Form 10-K dated December 31, 2012). *

4.8

Supplemental Indenture (5.625% Senior Notes due 2020), dated as of January 15, 2010, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed January 15, 2010). *

4.9

Second Supplemental Indenture (5.625% Senior Notes due 2020), dated as of January 3, 2013, by and among the Company, U.S. Bank National Association, as Trustee, and Richmond American Homes of Washington, Inc., a wholly owned subsidiary of the Company, as Additional Guarantor, including the form of Guaranty signed by the Additional Guarantor (incorporated by reference to Exhibit 4.9 of the Company's Annual Report on Form 10-K dated December 31, 2012). *

4.10

Supplemental Indenture (6.000% Senior Notes due 2043), dated as of January 10, 2013, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed January 10, 2013). *

4.11

Supplemental Indenture (5.500% Senior Notes due 2024), dated as of January 15, 2014, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed January 15, 2014). *

10.1

Credit Agreement by and among M.D.C. Holding, Inc., U.S. Bank National Association, as designated agent and co-administrative agent, Citibank, N.A., as co-administrative agent, and the other Lenders identified therein, dated as of December 13, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed December 16, 2013). *

10.2

Master Repurchase Agreement among HomeAmerican Mortgage Corporation, U.S. Bank National Association as Agent, and the other Buyers party thereto, dated as of November 12, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed November 17, 2008). *

10.3

First Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of October 29, 2009 (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q dated September 30, 2009). *

10.4

Second Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of October 21, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 25, 2010). *

10.5

Third Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 14, 2011 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated September 30, 2011). *

10.6

Fourth Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 29, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 30, 2011).*

10.7

Fifth Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of January 31, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated September 30, 2012). *

10.8

Sixth Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 21, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed September 24, 2012).*

10.9

Seventh Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of December 21, 2012 (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K dated December 31, 2012). *

10.10

Eight Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 20, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 20, 2013). *

10.11	Ninth Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of December 31, 2013.

10.12

Custody Agreement by and between HomeAmerican Mortgage Corporation and U.S. Bank National Association as Agent and Custodian, dated as of November 12, 2008 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed November 17, 2008). *

10.13

M.D.C. Holdings, Inc. 2001 Equity Incentive Plan Effective March 26, 2001 (incorporated by reference to Exhibit B of the Company's Proxy Statement dated March 31, 2001 relating to the 2001 Annual Meeting of Stockholders). *

10.14

First Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 28, 2003 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated March 31, 2003). *

10.15	Second Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 29, 2008 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed May 1, 2008). *

10.16	Third Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 29, 2008 (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed May 1, 2008). *

10.17

Fourth Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K dated December 31, 2008). *

10.18	Form of Non-Qualified Stock Option Certificate (2001 Equity Incentive Plan) (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K dated December 31, 2004). *

10.19	Form of Restricted Stock Agreement (2001 Equity Incentive Plan) (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K dated December 31, 2004). *

10.20

M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors Effective March 26, 2001 (incorporated by reference to Exhibit C of the Company's Proxy Statement dated March 31, 2001 relating to the 2001 Annual Meeting of Stockholders). *

10.21

First Amendment to M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors, October 20, 2003 (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K dated December 31, 2004). *

10.22

Second Amendment to M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors, dated December 16, 2008 (incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K dated December 31, 2008). *

10.23

Form of Non-Qualified Stock Option Agreement (Stock Option Plan for Non-Employee Directors) (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K dated December 31, 2004). *

10.24	M.D.C. Holdings, Inc. 2011 Equity Incentive Plan, effective April 27, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 29, 2011). *

10.25	First Amendment to the M.D.C. Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 19, 2013).*

10.26	Form of 2011 Stock Option Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q dated June 30, 2011). *

10.27	Form of 2011 Restricted Stock Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q dated June 30, 2011). *

10.28	Form of Executive Officer Stock Option Agreement under the 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed March 9, 2012).*

10.29	M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors effective April 27, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 29, 2011). *

10.30

Form of 2011 Stock Option Agreement (2011 Stock Option Plan for Non-Employee Directors) (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated June 30, 2011). *

10.31

Form of Indemnification Agreement entered into between the Company and members of its Board of Directors (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed October 26, 2006).*

10.32

Form of Indemnification Agreement entered into between the Company and certain of its officers (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed October 26, 2006).*

10.33	M.D.C. Holdings, Inc. Amended Executive Officer Performance-Based Compensation Plan, approved April 29, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed May 1, 2008). *

10.34

First Amendment to the M.D.C. Holdings, Inc. Amended Executive Officer Performance-Based Compensation Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K dated December 31, 2008). *

10.35

Second Amendment to the M.D.C. Holdings, Inc. Amended Executive Officer Performance-Based Compensation Plan, dated as of June 1, 2011 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated June 30, 2011). *

10.36

Third Amendment to the M.D.C. Holdings, Inc. Amended Executive Officer Performance-Based Compensation Plan, dated March 8, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 9, 2012).*

10.37

Fourth Amendment to the M.D.C. Holdings, Inc. Amended Executive Officer Performance-Based Compensation Plan, executed May 21, 2012 effective as of January 1, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 22, 2012).*

10.38

Waiver Agreement among M.D.C. Holdings, Inc., Larry A. Mizel and David D. Mandarich, dated as of October 13, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 13, 2011).*

10.39

M.D.C. Holdings, Inc. 2013 Executive Officer Performance-Based Compensation Plan, approved March 18, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 19, 2013). *

10.40	Employment Agreement, Larry A. Mizel, amended and restated as of August 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 26, 2008). *

10.41	Amendment to Employment Agreement of Larry A. Mizel, dated March 8, 2012 (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed March 9, 2012).*

10.42	Second Amendment to Employment Agreement of Larry A. Mizel, dated October 18, 2013 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed October 18, 2013).*

10.43	Employment Agreement, David D. Mandarich, amended and restated as of August 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 26, 2008). *

10.44	Amendment to Employment Agreement of David D. Mandarich, dated March 8, 2012 (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed March 9, 2012).*

10.45	Second Amendment to Employment Agreement of David D. Mandarich, dated October 18, 2013 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed October 18, 2013).*

10.46	Employment offer letter by the Company to John M. Stephens, dated January 27, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed January 30, 2012). *

10.47

Lease Agreement among MDC, Richmond American Homes of Colorado, Inc. and Larry A. Mizel, August 2, 2007 (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q dated June 30, 2007). *

10.48

Lease Agreement among MDC, Richmond American Homes of Colorado, Inc. and David D. Mandarich, August 2, 2007 (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q dated June 30, 2007). *

10.49

Change in Control and Separation Agreement between the Company and John M. Stephens, dated as of February 1, 2012 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed January 30, 2012).*

10.50

Change in Control and Separation Agreement between the Company and Michael Touff, dated as of July 30, 2008 (incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q filed July 31, 2008). *

10.51

Form of Change in Control Agreement between the Company and certain employees of M.D.C. Holdings, Inc. (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed March 27, 1998). *

10.52

Independent Contractor Agreement between Mizel Design and Decorating Company and the Company effective as of January 1, 2005 (incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K dated December 31, 2004). *

10.53	Sub-Sublease agreement between MDC and CVentures, Inc., executed July 25, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed July 27, 2005). *

10.54

First Amendment to Sub-Sublease agreement between MDC and CVentures, Inc., executed on March 28, 2006 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 29, 2006). *

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

101

The following financial statements filed on February 5, 2014, formatted in XBRL(Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2013, (iii) Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2013, (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2013; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

*Incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M.D.C. HOLDINGS, INC.
(Registrant)

Date: February 5, 2014	By:	/s/ John M. Stephens
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

Signature	Title	Date

/s/ Larry A. Mizel	Chairman of the Board of Directors and
Larry A. Mizel	Chief Executive Officer (principal executive officer)	February 5, 2014

/s/ David D. Mandarich	Director, President and Chief Operating Officer	February 5, 2014
David D. Mandarich

/s/ John M. Stephens	Senior Vice President, Chief Financial
John M. Stephens	Officer & Principal Accounting Officer (principal financial officer and principal accounting officer)	February 5, 2014

/s/ Raymond T. Baker	Director	February 5, 2014
Raymond T. Baker

/s/ Michael A. Berman	Director	February 5, 2014
Michael A. Berman

/s/ David E. Blackford	Director	February 5, 2014
David E. Blackford

/s/ Herbert T. Buchwald	Director	February 5, 2014
Herbert T. Buchwald

/s/ Paris G. Reece III	Director	February 5, 2014
Paris G. Reece III

/s/ David Siegel	Director	February 5, 2014
David Siegel

INDEX TO EXHIBITS

Exhibit Number	Description

3.1

Certificate of Amendment to the Certificate of Incorporation of M.D.C. Holdings, Inc. (hereinafter sometimes referred to as "MDC", the "Company" or the "Registrant"), filed with the Delaware Secretary of State on April 27, 2006, and Certificate of Incorporation, dated May 17, 1985, as amended (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q dated March 31, 2006). *

3.2	Form of Bylaws of MDC, as amended (incorporated by reference to Exhibit 3.2(b) of the Company's Quarterly Report on Form 10-Q dated June 30, 1987). *

3.3

Form of Amendment to the Bylaws of MDC regarding indemnification adopted by its board of directors and effective as of March 20, 1987 (incorporated by reference to Exhibit 3.2(a) of the Company's Quarterly Report on Form 10-Q dated June 30, 1987). *

4.1	Indenture dated as of December 3, 2002, by and among MDC and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 of the Company's Form S-3/A filed September 1, 2004). *

4.2

Supplemental Indenture, dated as of October 6, 2004, by and among MDC, the Guarantors party thereto and U.S. Bank National Association, as Trustee, with respect to MDC's Medium-Term Senior Notes (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed October 7, 2004). *

4.3

Pricing Supplement No. 1, dated December 6, 2004, with respect to MDC's 5.375% Medium-Term Senior Notes due 2014 (incorporated by reference to the Company's Rule 424(b)(2) filing on December 8, 2004). *

4.4

Pricing Supplement No. 2, dated June 28, 2005, with respect to MDC's 5.375% Medium-Term Senior Notes due July 1, 2015 (incorporated by reference to the Company's Rule 424(b)(2) filing on June 29, 2005). *

4.5

Amendment No. 1 dated as of July 20, 2005 to Supplemental Indenture dated as of October 6, 2004, with respect to MDC's Medium-Term Senior Notes (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed July 20, 2005). *

4.6

Amendment No. 2 dated as of January 9, 2006 to Supplemental Indenture dated as of October 6, 2004, with respect to MDC's Medium-Term Senior Notes (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed January 9, 2006). *

4.7

Second Supplemental Indenture (5.375% Senior Notes due 2014 and 2015), dated as of January 3, 2013, by and among the Company, U.S. Bank National Association, as Trustee, and Richmond American Homes of Washington, Inc., a wholly owned subsidiary of the Company, as Additional Guarantor, including the form of Guaranty signed by the Additional Guarantor (incorporated by reference to Exhibit 4.7 of the Company's Annual Report on Form 10-K dated December 31, 2012). *

4.8

Supplemental Indenture (5.625% Senior Notes due 2020), dated as of January 15, 2010, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed January 15, 2010). *

4.9

Second Supplemental Indenture (5.625% Senior Notes due 2020), dated as of January 3, 2013, by and among the Company, U.S. Bank National Association, as Trustee, and Richmond American Homes of Washington, Inc., a wholly owned subsidiary of the Company, as Additional Guarantor, including the form of Guaranty signed by the Additional Guarantor (incorporated by reference to Exhibit 4.9 of the Company's Annual Report on Form 10-K dated December 31, 2012). *

4.10

Supplemental Indenture (6.000% Senior Notes due 2043), dated as of January 10, 2013, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed January 10, 2013). *

4.11

Supplemental Indenture (5.500% Senior Notes due 2024), dated as of January 15, 2014, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed January 15, 2014). *

10.1

Credit Agreement by and among M.D.C. Holding, Inc., U.S. Bank National Association, as designated agent and co-administrative agent, Citibank, N.A., as co-administrative agent, and the other Lenders identified therein, dated as of December 13, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed December 16, 2013). *

10.2

Master Repurchase Agreement among HomeAmerican Mortgage Corporation, U.S. Bank National Association as Agent, and the other Buyers party thereto, dated as of November 12, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed November 17, 2008). *

10.3

First Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of October 29, 2009 (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q dated September 30, 2009). *

10.4

Second Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of October 21, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 25, 2010). *

10.5

Third Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 14, 2011 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated September 30, 2011). *

10.6

Fourth Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 29, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 30, 2011).*

10.7

Fifth Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of January 31, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated September 30, 2012). *

10.8

Sixth Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 21, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed September 24, 2012).*

10.9

Seventh Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of December 21, 2012 (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K dated December 31, 2012). *

10.10

Eight Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 20, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 20, 2013). *

10.11	Ninth Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of December 31, 2013.

10.12

Custody Agreement by and between HomeAmerican Mortgage Corporation and U.S. Bank National Association as Agent and Custodian, dated as of November 12, 2008 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed November 17, 2008). *

10.13

M.D.C. Holdings, Inc. 2001 Equity Incentive Plan Effective March 26, 2001 (incorporated by reference to Exhibit B of the Company's Proxy Statement dated March 31, 2001 relating to the 2001 Annual Meeting of Stockholders). *

10.14

First Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 28, 2003 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated March 31, 2003). *

10.15	Second Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 29, 2008 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed May 1, 2008). *

10.16	Third Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 29, 2008 (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed May 1, 2008). *

10.17

Fourth Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K dated December 31, 2008). *

10.18	Form of Non-Qualified Stock Option Certificate (2001 Equity Incentive Plan) (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K dated December 31, 2004). *

10.19	Form of Restricted Stock Agreement (2001 Equity Incentive Plan) (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K dated December 31, 2004). *

10.20

M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors Effective March 26, 2001 (incorporated by reference to Exhibit C of the Company's Proxy Statement dated March 31, 2001 relating to the 2001 Annual Meeting of Stockholders). *

10.21

First Amendment to M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors, October 20, 2003 (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K dated December 31, 2004). *

10.22

Second Amendment to M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors, dated December 16, 2008 (incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K dated December 31, 2008). *

10.23

Form of Non-Qualified Stock Option Agreement (Stock Option Plan for Non-Employee Directors) (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K dated December 31, 2004). *

10.24	M.D.C. Holdings, Inc. 2011 Equity Incentive Plan, effective April 27, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 29, 2011). *

10.25	First Amendment to the M.D.C. Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 19, 2013).*

10.26	Form of 2011 Stock Option Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q dated June 30, 2011). *

10.27	Form of 2011 Restricted Stock Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q dated June 30, 2011). *

10.28	Form of Executive Officer Stock Option Agreement under the 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed March 9, 2012).*

10.29	M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors effective April 27, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 29, 2011). *

10.30

Form of 2011 Stock Option Agreement (2011 Stock Option Plan for Non-Employee Directors) (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated June 30, 2011). *

10.31

Form of Indemnification Agreement entered into between the Company and members of its Board of Directors (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed October 26, 2006).*

10.32

Form of Indemnification Agreement entered into between the Company and certain of its officers (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed October 26, 2006).*

10.33	M.D.C. Holdings, Inc. Amended Executive Officer Performance-Based Compensation Plan, approved April 29, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed May 1, 2008). *

10.34

First Amendment to the M.D.C. Holdings, Inc. Amended Executive Officer Performance-Based Compensation Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K dated December 31, 2008). *

10.35

Second Amendment to the M.D.C. Holdings, Inc. Amended Executive Officer Performance-Based Compensation Plan, dated as of June 1, 2011 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated June 30, 2011). *

10.36

Third Amendment to the M.D.C. Holdings, Inc. Amended Executive Officer Performance-Based Compensation Plan, dated March 8, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 9, 2012).*

10.37

Fourth Amendment to the M.D.C. Holdings, Inc. Amended Executive Officer Performance-Based Compensation Plan, executed May 21, 2012 effective as of January 1, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 22, 2012).*

10.38

Waiver Agreement among M.D.C. Holdings, Inc., Larry A. Mizel and David D. Mandarich, dated as of October 13, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 13, 2011).*

10.39

M.D.C. Holdings, Inc. 2013 Executive Officer Performance-Based Compensation Plan, approved March 18, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 19, 2013). *

10.40	Employment Agreement, Larry A. Mizel, amended and restated as of August 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 26, 2008). *

10.41	Amendment to Employment Agreement of Larry A. Mizel, dated March 8, 2012 (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed March 9, 2012).*

10.42	Second Amendment to Employment Agreement of Larry A. Mizel, dated October 18, 2013 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed October 18, 2013).*

10.43	Employment Agreement, David D. Mandarich, amended and restated as of August 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 26, 2008). *

10.44	Amendment to Employment Agreement of David D. Mandarich, dated March 8, 2012 (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed March 9, 2012).*

10.45	Second Amendment to Employment Agreement of David D. Mandarich, dated October 18, 2013 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed October 18, 2013).*

10.46	Employment offer letter by the Company to John M. Stephens, dated January 27, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed January 30, 2012). *

10.47

Lease Agreement among MDC, Richmond American Homes of Colorado, Inc. and Larry A. Mizel, August 2, 2007 (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q dated June 30, 2007). *

10.48

Lease Agreement among MDC, Richmond American Homes of Colorado, Inc. and David D. Mandarich, August 2, 2007 (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q dated June 30, 2007). *

10.49

Change in Control and Separation Agreement between the Company and John M. Stephens, dated as of February 1, 2012 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed January 30, 2012).*

10.50

Change in Control and Separation Agreement between the Company and Michael Touff, dated as of July 30, 2008 (incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q filed July 31, 2008). *

10.51

Form of Change in Control Agreement between the Company and certain employees of M.D.C. Holdings, Inc. (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed March 27, 1998). *

10.52

Independent Contractor Agreement between Mizel Design and Decorating Company and the Company effective as of January 1, 2005 (incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K dated December 31, 2004). *

10.53	Sub-Sublease agreement between MDC and CVentures, Inc., executed July 25, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed July 27, 2005). *

10.54

First Amendment to Sub-Sublease agreement between MDC and CVentures, Inc., executed on March 28, 2006 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 29, 2006). *

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

101

The following financial statements filed on February 5, 2014, formatted in XBRL(Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2013, (iii) Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2013, (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2013; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

*Incorporated by reference.