Form 10-Q
period 2014-03-31
MDC HOLDINGS INC
filed 2014-05-01
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 29, 2014, 48,821,676 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

(i)

ITEM 1.     Unaudited Consolidated Financial Statements

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Dollars in thousands, except per share amounts)
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$68,897	$148,634
Marketable securities	508,744	569,021
Restricted cash	1,505	2,195
Trade and other receivables	30,134	23,407
Inventories:
Housing completed or under construction	712,069	636,700
Land and land under development	838,703	774,961
Total inventories	1,550,772	1,411,661
Property and equipment, net	30,897	31,248
Deferred tax asset, net of valuation allowance of $8,201 at March 31, 2014 and December 31, 2013, respectively	174,006	176,262
Metropolitan district bond securities (related party)	13,027	12,729
Prepaid and other assets	62,138	53,525
Total homebuilding assets	2,440,120	2,428,682
Financial Services:
Cash and cash equivalents	25,922	50,704
Marketable securities	15,870	19,046
Mortgage loans held-for-sale, net	64,800	92,578
Other assets	3,525	4,439
Total financial services assets	110,117	166,767
Total Assets	$2,550,237	$2,595,449
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$31,591	$15,046
Accrued liabilities	118,524	152,821
Senior notes, net	1,095,958	1,095,620
Total homebuilding liabilities	1,246,073	1,263,487
Financial Services:
Accounts payable and accrued liabilities	55,135	55,639
Mortgage repurchase facility	39,340	63,074
Total financial services liabilities	94,475	118,713
Total Liabilities	1,340,548	1,382,200
Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 48,821,676 and 48,788,887 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	488	488
Additional paid-in-capital	909,278	908,090
Retained earnings	292,394	293,096
Accumulated other comprehensive income	7,529	11,575
Total Stockholders' Equity	1,209,689	1,213,249
Total Liabilities and Stockholders' Equity	$2,550,237	$2,595,449

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands, except per share amounts)
	(Unaudited)
Homebuilding:
Home sale revenues	$318,534	$331,748
Home cost of sales	(259,478)	(274,076)
Gross margin	59,056	57,672
Selling, general and administrative expenses	(48,341)	(48,201)
Interest and other income	13,549	6,549
Interest expense	(685)	(817)
Other expense	(614)	(356)
Loss on early extinguishment of debt	(9,412)	-
Homebuilding pretax income	13,553	14,847

Financial Services:
Revenues	9,223	12,506
Expenses	(4,924)	(5,642)
Interest and other income	788	875
Financial services pretax income	5,087	7,739

Income before income taxes	18,640	22,586
Provision for income taxes	(7,136)	(70)
Net income	$11,504	$22,516

Other comprehensive income (loss) related to available for sale securities, net of tax	(4,046)	2,535
Comprehensive income	$7,458	$25,051

Earnings per share:
Basic	$0.24	$0.46
Diluted	$0.23	$0.45

Weighted average common shares outstanding
Basic	48,585,757	48,342,145
Diluted	48,854,675	48,922,335

Dividends declared per share	$0.25	$-

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
	(Unaudited)
Operating Activities:
Net income	$11,504	$22,516
Adjustments to reconcile net income to net cash used in operating activities:
Loss on early extinguishment of debt	9,412	-
Stock-based compensation expense	1,292	3,376
Depreciation and amortization	934	1,078
Amortization of discount (premium) on marketable debt securities	(90)	619
Deferred income tax	7,103	-
Net changes in assets and liabilities:
Restricted cash	690	(667)
Trade and other receivables	(8,711)	(3,970)
Mortgage loans held-for-sale	27,778	33,524
Housing completed or under construction	(75,190)	(8,618)
Land and land under development	(63,718)	(44,770)
Prepaid expenses and other assets	(6,881)	(6,470)
Accounts payable and accrued liabilities	(18,371)	(52,036)
Net cash used in operating activities	(114,248)	(55,418)

Investing Activities:
Purchases of marketable securities	(356,287)	(150,811)
Maturities of marketable securities	133,724	-
Sales of marketable securities	279,450	44,668
Purchases of property and equipment	(545)	(926)
Net cash provided by (used in) investing activities	56,342	(107,069)

Financing Activities:
Advances (payments) on mortgage repurchase facility, net	(23,734)	(34,859)
Proceeds from issuance of senior notes	248,375	247,813
Repayment of senior notes	(259,118)	-
Dividend payments	(12,207)	-
Proceeds from exercise of stock options	71	5,118
Net cash provided by (used in) financing activities	(46,613)	218,072

Net increase (decrease) in cash and cash equivalents	(104,519)	55,585
Cash and cash equivalents:
Beginning of period	199,338	160,095
End of period	$94,819	$215,680

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. ("MDC," “the Company," “we,” “us,” or “our” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at March 31, 2014 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2013. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

2.	Segment Reporting

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

We have identified each homebuilding division as an operating segment. Our operating segments have been aggregated into the reportable segments noted below because they are similar in the following regards: (1) economic characteristics; (2) housing products; (3) class of homebuyer; (4) regulatory environments; and (5) methods used to construct and sell homes. Our homebuilding reportable segments are as follows:

●	West (Arizona, California, Nevada and Washington)
●	Mountain (Colorado and Utah)
●	East (Virginia, Florida and Maryland, which includes Pennsylvania, Delaware and New Jersey)

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

The table set forth below summarizes home sale revenues for our homebuilding operations and revenues for our financial services operations.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Homebuilding
West	$136,422	$134,979
Mountain	100,945	133,377
East	81,167	63,392
Total home sale revenues	$318,534	$331,748

Financial Services
Mortgage operations	$5,119	$9,044
Other	4,104	3,462
Total financial services revenues	$9,223	$12,506

The following table summarizes pretax income for our homebuilding and financial services operations.

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Homebuilding
West	$12,650	$10,611
Mountain	7,359	12,996
East	2,661	1,528
Corporate	(9,117)	(10,288)
Total homebuilding pretax income	$13,553	$14,847

Financial Services
Mortgage operations	$2,559	$5,999
Other	2,528	1,740
Total financial services pretax income	$5,087	$7,739

Total pretax income	$18,640	$22,586

The table set forth below summarizes total assets for our homebuilding and financial services operations. The assets in our West, Mountain and East segments consist primarily of inventory while the assets in our Corporate segment consist primarily of cash and cash equivalents, marketable securities and our deferred tax asset. The assets in our financial services segment consist mostly of cash and cash equivalents, marketable securities and mortgage loans held-for-sale.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Homebuilding assets
West	$837,792	$760,450
Mountain	467,630	418,796
East	325,042	297,627
Corporate	809,656	951,809
Total homebuilding assets	$2,440,120	$2,428,682

Financial services assets
Mortgage operations	$70,848	$99,065
Other	39,269	67,702
Total financial services assets	$110,117	$166,767

Total assets	$2,550,237	$2,595,449

3.	Earnings Per Share

A company that has participating securities (for example, holders of unvested restricted stock that has nonforfeitable dividend rights) is required to utilize the two-class method to calculate earnings per share (“EPS”) unless the treasury stock method results in lower EPS. The two-class method is an allocation of earnings/(loss) between the holders of common stock and a company’s participating security holders. Under the two-class method, earnings/(loss) for the reporting period are allocated between common shareholders and other security holders based on their respective rights to receive distributed earnings (i.e., dividends) and undistributed earnings (i.e., net income/(loss)). Currently, we have one class of security and we have participating security holders consisting of shareholders of unvested restricted stock. Basic EPS is calculated by dividing income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. To calculate diluted EPS, basic EPS is further adjusted to include the effect of potential dilutive stock options outstanding. The following table shows basic and diluted EPS calculations:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands, except per share amounts)
Numerator
Net income	$11,504	$22,516
Less: distributed earnings allocated to participating securities	(52)	-
Less: undistributed earnings allocated to participating securities	-	(375)
Net income attributable to common stockholders (numerator for basic earnings per share)	11,452	22,141
Add back: undistributed earnings allocated to participating securities	-	375
Less: undistributed earnings reallocated to participating securities	-	(370)
Numerator for diluted earnings per share under two class method	$11,452	$22,146

Denominator
Weighted-average common shares outstanding	48,585,757	48,342,145
Add: dilutive effect of stock options	268,918	580,190
Denominator for diluted earnings per share under two class method	48,854,675	48,922,335

Basic Earnings Per Common Share	$0.24	$0.46
Diluted Earnings Per Common Share	$0.23	$0.45

Diluted EPS for the quarters ended March 31, 2014 and 2013 excluded options to purchase approximately 3.7 million and 2.9 million shares, respectively, of common stock because the effect of their inclusion would be anti-dilutive.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

4.	Accumulated Other Comprehensive Income

The following table sets forth our changes in accumulated other comprehensive income:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Unrealized gains (losses) on available-for-sale marketable securities (1) :
Beginning balance	$7,655	$4,838
Other comprehensive income (loss) before reclassifications	(33)	2,221
Amounts reclassified from accumulated other comprehensive income (2)	(4,013)	314
Ending balance	$3,609	$7,373

Unrealized gains on available-for-sale metropolitan district bond securities (1) :
Beginning balance	$3,920	$-
Other comprehensive income before reclassifications	-	-
Amounts reclassified from accumulated other comprehensive income	-	-
Ending balance	$3,920	$-

Total ending accumulated other comprehensive income	$7,529	$7,373

(1)	All amounts net-of-tax.
(2)	See separate table below for details about these reclassifications.

The following table sets forth the activity related to reclassifications out of accumulated other comprehensive income (loss) related to available for sale securities:

	Three Months Ended March 31,
Affected Line Item in the Statements of Operations	2014	2013
	(Dollars in thousands)
Homebuilding interest and other income	$6,537	$(295)
Financial services interest and other income	(12)	(19)
Income before income taxes	6,525	(314)
Provision for income taxes	(2,512)	-
Net income	$4,013	$(314)

5.	Fair Value Measurements

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis:

		Fair Value
Financial Instrument	Hierarchy	March 31, 2014	December 31, 2013
		(Dollars in thousands)
Marketable securities (available-for-sale)
Equity securities	Level 1	$459,314	$389,323
Debt securities - maturity less than 1 year	Level 2	14,053	72,577
Debt securities - maturity 1 to 5 years	Level 2	34,653	106,566
Debt securities - maturity greater than 5 years	Level 2	16,594	19,601
Total available-for-sale securities		$524,614	$588,067

Mortgage loans held-for-sale, net	Level 2	$64,800	$92,578

Metropolitan district bond securities (related party) (available-for-sale)	Level 3	$13,027	$12,729

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

The fair value of our cash and cash equivalents, restricted cash, trade and other receivables, inventories, prepaid and other assets, accounts payable, and accrued liabilities approximate their carrying value.

Marketable Securities.  We have marketable debt and equity securities.  Our equity securities consist primarily of holdings in mutual fund securities, which invest mostly in debt securities. The remaining equity securities in our investment portfolio are holdings in corporate equities. Our debt securities consist primarily of fixed and floating rate interest earning debt securities, which may include, among others, United States government and government agency debt and corporate debt. We measure the fair value of our debt securities using a third party pricing service that either provides quoted market prices in active markets for identical or similar securities which are level 1 inputs, or uses observable inputs for their pricing, which are level 2 inputs. As of March 31, 2014 and December 31, 2013, all of our marketable securities were treated as available-for-sale investments and, as such, we have recorded all of our marketable securities at fair value with changes in fair value being recorded as a component of accumulated other comprehensive income.

The following tables set forth the amortized cost and estimated fair value of our available-for-sale marketable securities.

	March 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Homebuilding:
Equity securities	$450,095	$455,214	$375,142	$385,303
Debt securities	53,125	53,530	181,635	183,718
Total homebuilding available-for-sale securities	$503,220	$508,744	$556,777	$569,021

Financial Services:
Equity securities	$4,000	$4,100	$4,000	$4,020
Debt securities	11,482	11,770	14,721	15,026
Total financial services available-for-sale debt securities	$15,482	$15,870	$18,721	$19,046

Total available-for-sale marketable securities	$518,702	$524,614	$575,498	$588,067

As of March 31, 2014 and December 31, 2013, our marketable securities were in net unrealized gain positions totaling $5.9 million and $12.6 million, respectively. Our marketable securities that are in unrealized loss positions aggregated to unrealized losses of $1.3 million and $1.1 million as of March 31, 2014 and December 31, 2013, respectively. The table below sets forth the debt and equity securities that were in an aggregate loss position. We do not believe that the aggregate unrealized loss related to our debt or equity securities as of March 31, 2014 is material to our operations.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

	March 31, 2014			December 31, 2013
	Number of Securities in Loss Position	Aggregate Loss Position	Aggregate Fair Value of Securities in a Loss Position	Number of Securities in Loss Position	Aggregate Loss Position	Aggregate Fair Value of Securities in a Loss Position
	(Dollars in thousands)
Type of Investment
Debt	39	$(211)	$26,628	72	$(430)	$46,440
Equity	6	(1,052)	202,183	7	(713)	14,174
Total	45	$(1,263)	$228,811	79	$(1,143)	$60,614

The followings table sets forth gross realized gains and losses from the sale of available-for-sale marketable securities, which were included in either interest and other income in the homebuilding section or interest and other income in the financial services section of our consolidated statements of operations.

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Gross realized gains on sales of available-for-sale securities
Equity securities	$5,431	$-
Debt securities	1,261	46
Total	$6,692	$46

Gross realized losses on sales of available-for-sale securities
Equity securities	$(154)	$-
Debt securities	(12)	(404)
Total	$(166)	$(404)

Net realized gain (loss) on sales of available-for-sale securities	$6,526	$(358)

Mortgage Loans Held-for-Sale, Net.  As of March 31, 2014, the primary components of our mortgage loans held-for-sale that are measured at fair value on a recurring basis are: (1) mortgage loans held-for-sale under commitments to sell; and (2) mortgage loans held-for-sale not under commitments to sell. At March 31, 2014 and December 31, 2013, we had $46.4 million and $66.1 million, respectively, of mortgage loans held-for-sale under commitments to sell for which fair value was based upon Level 2 inputs, which were the quoted market prices for those mortgage loans. At March 31, 2014 and December 31, 2013, we had $18.4 million and $26.5 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party which is a Level 2 fair value input.

Metropolitan District Bond Securities (Related Party).  The Metropolitan district bond securities (the “Metro Bonds”) are included in the homebuilding section of our accompanying consolidated balance sheets. We acquired the Metro Bonds from a quasi-municipal corporation in the state of Colorado (the “Metro District”), which was formed to help fund and maintain the infrastructure associated with a master-planned community being developed by our Company. Cash flows received by the Company from these securities reflect principal and interest payments from the Metro District that are supported by an annual levy on the taxable value of real estate and personal property within the Metro District’s boundaries and a one-time fee assessed on permits obtained by MDC in the Metro District. The stated year of maturity for the Metro Bonds is 2037. However, if the unpaid principal and all accrued interest are not paid off by the year 2037, the Company will continue to receive principal and interest payments into perpetuity until the unpaid principal and accrued interest is paid in full. Since 2007 and through the first quarter of 2013, we accounted for these securities under the cost recovery method and they were not carried at fair value in accordance with ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”).

In the second quarter of 2013, we determined that these securities no longer were required to be accounted for under the cost recovery method due to an increase in the number of new homes delivered in the community coupled with improvements in property values within the Metro District. In accordance with ASC 310-30, we will adjust the bond principal balance on a prospective basis using an interest accretion model that utilizes future cash flows expected to be collected. Furthermore, as this investment is accounted for as an available-for-sale asset, we will update its fair value on a quarterly basis, with the adjustment being recorded through other comprehensive income. The fair value is based upon a discounted future cash flow model, which uses Level 3 inputs. The two primary unobservable inputs used in our discounted cash flow model are the forecasted number of homes to be closed, as they drive any increases to the tax base for the Metro District, and the discount rate. The table below provides quantitative data regarding each unobservable input and the sensitivity of fair value to potential changes in those unobservable inputs.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

	Quantitative Data		Sensitivity Analysis
Unobservable Input	Range	Weighted Average	Movement in Fair Value from Increase in Input	Movement in Fair Value from Decrease in Input
Number of homes closed per year	0 to 155	88	Increase	Decrease
Discount rate	6% to 16%	10.0%	Decrease	Increase

The table set forth below summarizes the activity for our Metro Bonds:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$12,729	$5,818
Increase in fair value (recorded in other comprehensive income)	-	-
Change due to accretion of principal	298	-
Cash receipts	-	-
Balance at end of period	$13,027	$5,818

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

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
5⅜% Senior Notes due December 2014, net	-	-	249,814	258,750
5⅜% Senior Notes due July 2015, net	249,946	260,313	249,935	262,562
5⅝% Senior Notes due February 2020, net	246,012	266,250	245,871	259,688
5½% Senior Notes due January 2024, net	250,000	255,313	-	-
6% Senior Notes due January 2043	350,000	309,750	350,000	305,083
Total	$1,095,958	$1,091,626	$1,095,620	$1,086,083

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

6.	Inventories

The following table sets forth, by reportable segment, information relating to our homebuilding inventories:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$313,078	$270,778
Mountain	225,403	194,101
East	173,588	171,821
Subtotal	712,069	636,700
Land and Land Under Development:
West	492,603	459,512
Mountain	219,944	211,526
East	126,156	103,923
Subtotal	838,703	774,961
Total Inventories	$1,550,772	$1,411,661

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

If events or circumstances indicate that the carrying value of our inventory may not be recoverable, assets are reviewed for impairment by comparing the undiscounted estimated future cash flows from an individual subdivision to its carrying value. If the undiscounted future cash flows are less than the subdivision’s carrying value, the carrying value of the subdivision is written down to its then estimated fair value. We generally determine the estimated fair value of each subdivision by determining the present value of the estimated future cash flows at discount rates that are commensurate with the risk of the subdivision under evaluation. For each of the three months ended March 31, 2014 and 2013, we did not record any inventory impairment charges.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

7.	Capitalization of Interest

We capitalize interest to inventories during the period of development in accordance with ASC Topic 835, Interest (“ASC 835”). Homebuilding interest capitalized as a cost of inventories is included in cost of sales as related units or lots are sold. To the extent our homebuilding debt exceeds our qualified assets, as defined in ASC 835, we expense a portion of interest incurred. Qualified homebuilding assets consist of all lots and homes, excluding finished unsold homes or finished models, within projects that are actively selling or under development. The table set forth below summarizes homebuilding interest activity.

The homebuilding interest expensed in the table below relates to the portion of interest incurred where our homebuilding debt exceeded our qualified inventory for such periods in accordance with ASC 835.

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Homebuilding interest incurred	$19,182	$14,339
Less: Interest capitalized	(18,497)	(13,522)
Homebuilding interest expensed	$685	$817

Interest capitalized, beginning of period	$74,155	$69,143
Interest capitalized during period	18,497	13,522
Less: Previously capitalized interest included in home cost of sales	(11,724)	(9,874)
Interest capitalized, end of period	$80,928	$72,791

8.	Homebuilding Prepaid Expenses and Other Assets

The following table sets forth the components of homebuilding prepaid expenses and other assets.

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Land option deposits	$17,908	$15,221
Deferred marketing costs	20,272	15,830
Prepaid expenses	4,260	4,349
Goodwill	6,008	6,008
Deferred debt issuance costs, net	13,047	11,527
Other	643	590
Total	$62,138	$53,525

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

9.	Homebuilding Accrued Liabilities and Financial Services Accounts Payable and Accrued Liabilities

The following table sets forth information relating to homebuilding accrued liabilities.

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Accrued compensation and related expenses	$12,127	$35,990
Accrued executive deferred compensation	30,796	30,796
Accrued interest	14,391	24,198
Warranty reserves	21,447	22,238
Customer and escrow deposits	11,758	10,759
Land development and home construction accruals	8,168	9,592
Other accrued liabilities	19,837	19,248
Total accrued liabilities	$118,524	$152,821

The following table sets forth information relating to financial services accounts payable and accrued liabilities.

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Insurance reserves	$49,076	$49,637
Accounts payable and other accrued liabilities	6,059	6,002
Total accounts payable and accrued liabilities	$55,135	$55,639

10.	Warranty Accrual

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

The table set forth below summarizes warranty accrual and payment activity for the three months ended March 31, 2014 and 2013. Adjustments in the three month periods ended March 31, 2014 and 2013 were not material to our operations. Furthermore, the impact of the change in our warranty expense provision rate from the first quarter of 2013 to the first quarter of 2014 did not materially affect our warranty expense or our gross margin from home sales for the three months ended March 31, 2014.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$22,238	$23,151
Expense provisions	991	1,122
Cash payments	(982)	(1,475)
Adjustments	(800)	300
Balance at end of period	$21,447	$23,098

11.	Insurance Reserves

The establishment of reserves for estimated losses associated with insurance policies issued by Allegiant and re-insurance agreements issued by StarAmerican are based on actuarially developed studies that include known facts and interpretations of circumstances, including our experience with similar cases and historical trends involving claim payment patterns, pending levels of unpaid claims, product mix or concentration, claim severity, frequency patterns depending on the business conducted, and changing regulatory and legal environments.

The table set forth below summarizes the insurance reserve activity for the three months ended March 31, 2014 and 2013. The insurance reserve is included as a component of accrued liabilities in the financial services section of the accompanying consolidated balance sheets.

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$49,637	$47,852
Expense provisions	1,310	1,527
Cash payments, net of recoveries	(1,871)	(430)
Balance at end of period	$49,076	$48,949

In the ordinary course of business, we make payments from our insurance reserves to settle litigation claims arising primarily from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the three months ended March 31, 2014 and 2013 are not necessarily indicative of what future cash payments will be for subsequent periods.

12.	Deferred Compensation Retirement Plans

Effective August 1, 2008, the Company entered into amended and restated employment agreements (as amended on March 8, 2012, the “Employment Agreements”) with Larry A. Mizel, Chairman of the Board and Chief Executive Officer, and David D. Mandarich, President and Chief Operating Officer (collectively, the “Executive Officers”), which provided certain annual post-retirement pension benefits (the “Retirement Benefits”) depending on the year of retirement. In response to concerns expressed by significant institutional investors, and in accordance with the recommendation of an independent compensation consultant to the Company’s Compensation Committee, the Company announced that it had reached agreements (collectively, the “Second Amendments”) with the Executive Officers for the early termination, effective on October 18, 2013, of the Retirement Benefits contained in their respective Employment Agreements. Pursuant to the Second Amendments, the Company will pay each of Mr. Mizel and Mr. Mandarich a deferred lump sum in the amount of $14.8 million and $16.0 million, respectively, in full satisfaction of their past, present and future Retirement Benefits. The Company’s termination of the Retirement Benefits is irrevocable. These payments, which equal the amounts accrued on the books of the Company as of June 30, 2013 with respect to the Company’s estimated liability to pay Retirement Benefits, will be made to the Executive Officers on October 20, 2014. As a result of the termination of the Retirement Benefits, the Company no longer accrues additional expenses relating to Retirement Benefits.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

13.	Income Taxes

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. As a result, we recorded income tax expense of $7.1 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively, while our overall effective income tax rates were 38.3% and 0.3% for the three months ended March 31, 2014 and 2013, respectively. The increase in the effective tax rate during the 2014 first quarter, compared with the same period during 2013, resulted primarily from the reversal of substantially all of our deferred tax asset valuation allowance of $227.3 million in the second quarter of 2013. As a result of the valuation allowance release during 2013 and changes in unrecognized tax benefits, our effective tax rate during the first quarter of 2013 was not meaningful as the income tax benefit was not directly correlated to the amount of pretax income generated in such period.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to our net deferred tax asset are as follows:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$75,706	$72,915
State net operating loss carryforwards	42,909	40,227
Alternative minimum tax and other tax credit carryforwards	24,196	24,196
Stock-based compensation expense	25,443	26,651
Warranty, litigation and other reserves	15,313	15,543
Accrued compensation	1,823	11,136
Asset impairment charges	4,965	5,889
Inventory, additional costs capitalized for tax purposes	7,021	7,064
Other, net	3,986	3,446
Total deferred tax assets	201,362	207,067
Valuation allowance	(8,201)	(8,201)
Total deferred tax assets, net of valuation allowance	193,161	198,866

Deferred tax liabilities:
Property, equipment and other assets	5,422	5,512
Discount on notes receivable	4,204	4,204
Deferred revenue	3,110	3,985
Unrealized gain on marketable securities	4,754	7,368
Other, net	1,665	1,535
Total deferred tax liabilities	19,155	22,604
Net deferred tax asset	$174,006	$176,262

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

14.	Senior Notes

The following table sets forth the carrying amount of our senior notes as of March 31, 2014 and December 31, 2013, net of applicable discounts:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
5⅜% Senior Notes due December 2014, net	$-	$249,814
5⅜% Senior Notes due July 2015, net	249,946	249,935
5⅝% Senior Notes due February 2020, net	246,012	245,871
5½% Senior Notes due January 2024, net	250,000	-
6% Senior Notes due January 2043	350,000	350,000
Total	$1,095,958	$1,095,620

On January 15, 2014, we issued $250 million of 5½% Senior Notes due 2024 (the “5½% Notes”). The 5½% Notes, which pay interest semi-annually in arrears on January 15 and July 15 of each year, with payments commencing July 15, 2014, are general unsecured obligations of MDC and rank equally and ratably with our other general unsecured and unsubordinated indebtedness. We received proceeds of $248.4 million, net of underwriting fees of $1.6 million.

During the quarter, we redeemed our 5⅜% Senior Notes due December 2014.  As a result of this transaction, we paid $259.1 million to extinguish $250 million in debt principal with a carrying value, including unamortized deferred financing costs, of $249.7 million and recorded a $9.4 million expense for loss on extinguishment of debt.

Our senior notes are not secured and, while the senior note indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by substantially all of our homebuilding segment subsidiaries.

15.	Stock Based Compensation

We account for share-based awards in accordance with ASC 718, Compensation-Stock Compensation, which requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period. Stock-based compensation awards are valued at fair value on the date of grant.

During the three months ended March 31, 2014 and 2013, we expensed $0.6 million and $2.0 million, respectively, for stock option grants. The decrease in expense was primarily driven by $1.2 million of expense recorded for performance-based awards for our CEO and COO in the first quarter of 2013, which was not recorded in the first quarter of 2014. We expensed $0.7 million and $1.4 million for restricted stock awards during the three months ended March 31, 2014 and 2013, respectively.

16.	Commitments and Contingencies

Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At March 31, 2014, we had issued and outstanding surety bonds and letters of credit totaling $110.3 million and $32.2 million, respectively, including $16.7 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $47.1 million and $5.4 million, respectively. The letters of credit as of March 31, 2014, excluding those issued by HomeAmerican, were outstanding under our unsecured revolving credit facility (see Note 18 for further discussion of the revolving credit facility). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

We have made no material guarantees with respect to third-party obligations.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

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

The following table summarizes the mortgage loan loss reserve activity.

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$1,370	$805
Expense provisions	-	250
Cash payments	-	(86)
Adjustments	(497)	-
Balance at end of period	$873	$969

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

Lot Option Contracts. In the normal course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allow us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments and minimizes the amount of our land inventories on our consolidated balance sheets. Our obligation with respect to Option Contracts is generally limited to forfeiture of the related deposits. At March 31, 2014, we had cash deposits and letters of credit totaling $11.0 million and $3.0 million, respectively, at risk associated with the option to purchase 2,635 lots.

17.	Derivative Financial Instruments

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

At March 31, 2014, we had interest rate lock commitments with an aggregate principal balance of approximately $71.4 million. Additionally, we had $18.4 million of mortgage loans held-for-sale that were not under commitments to sell at March 31, 2014. In order to hedge the changes in fair value of our interest rate lock commitments and mortgage loans held-for-sale which had not yet been committed to a mortgage purchaser, we had forward sales of securities totaling $64.0 million at March 31, 2014.

For the three months ended March 31, 2014 and 2013, we recorded net gains (losses) on our derivatives of $(0.4) million and $0.8 million, respectively.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

18.	Lines of Credit

Revolving Credit Facility. On December 13, 2013, we entered into an unsecured revolving credit facility (“Revolving Credit Facility”) with a group of lenders which may be used for general corporate purposes. Our Revolving Credit Facility has an aggregate commitment amount of $450 million (the “Commitment”) and a maturity date of December 13, 2018. Each lender may issue letters of credit in an amount up to 50% of its commitment. The facility permits an increase in the maximum Commitment amount to $1.0 billion upon our request, subject to receipt of additional commitments from existing or additional lenders. Interest rates on outstanding borrowings are determined by reference to a specified London Interbank Offered Rate (LIBOR), a specified federal funds effective rate or a specified prime rate, plus a margin that is determined based on our credit ratings and leverage ratio, as defined in the facility agreement. At any time at which our leverage ratio, as of the last day of the most recent calendar quarter, exceeds 55%, the aggregate principal amount of all consolidated senior debt borrowings outstanding may not exceed the borrowing base. There is no borrowing base requirement if our leverage ratio, as of the last day of the most recent calendar quarter, is 55% or less.

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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of March 31, 2014.

We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At March 31, 2014 and December 31, 2013, there were $15.5 million and $14.9 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. We did not have any borrowings outstanding under the Revolving Credit Facility as of March 31, 2014 and December 31, 2013.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement, (the “Mortgage Repurchase Facility”), with U.S. Bank National Association (“USBNA”). This agreement was amended on September 20, 2013 and extended until September 19, 2014. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. The Mortgage Repurchase Facility, which had a temporary increase in the maximum aggregate commitment from $50 million to $80 million from December 31, 2013 through January 30, 2014, had a maximum aggregate commitment of $50 million as of March 31, 2014. At March 31, 2014 and December 31, 2013, we had $39.3 million and $63.1 million, respectively, of mortgage loans that we were obligated to repurchase under our Mortgage Repurchase Facility. Mortgage loans that we are obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a Pricing Rate equal to the greater of (i) the LIBOR Rate (as defined in the Mortgage Repurchase Facility) plus 2.75%, or (ii) 3.00%. The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth Ratio, (iii) a minimum Adjusted Net Income requirement, and (iv) a minimum Liquidity requirement. The foregoing terms are defined in the Mortgage Repurchase Facility. We believe we were in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of March 31, 2014.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

We have determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and, accordingly, supplemental financial information for the Guarantor and Non-Guarantor Subsidiaries is presented below.

Supplemental Condensed Combining Balance Sheet

	March 31, 2014
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
	Dollars in thousands
ASSETS
Homebuilding:
Cash and cash equivalents	$65,504	$3,393	$-	$-	$68,897
Marketable securities	508,744	-	-	-	508,744
Restricted cash	-	1,505	-	-	1,505
Trade Receivables	8,844	23,641	-	(2,351)	30,134
Inventories:
Housing completed or under construction	-	712,069	-	-	712,069
Land and land under development	-	838,703	-	-	838,703
Total inventories	-	1,550,772	-	-	1,550,772

Intercompany receivables	1,394,954	2,858	5,827	(1,403,639)	-
Investment in subsidiaries	201,913	-	-	(201,913)	-
Deferred tax asset	170,884	-	-	3,122	174,006
Metropolitan district bond securities (related party)	13,027	-	-	-	13,027
Other assets, net	41,882	51,153	-	-	93,035
Total Homebuilding Assets	2,405,752	1,633,322	5,827	(1,604,781)	2,440,120

Financial Services:
Cash and cash equivalents	-	-	25,922	-	25,922
Marketable securities	-	-	15,870	-	15,870
Intercompany receivables	-	-	39,963	(39,963)	-
Mortgage loans held-for-sale, net	-	-	64,800	-	64,800
Other assets, net	-	-	6,647	(3,122)	3,525
Total Financial Services Assets	-	-	153,202	(43,085)	110,117
Total Assets	$2,405,752	$1,633,322	$159,029	$(1,647,866)	$2,550,237

LIABILITIES AND EQUITY

Homebuilding:
Accounts payable	$-	$31,591	$-	$-	$31,591
Accrued liabilities	51,457	66,285	59	723	118,524
Advances and notes payable to parent and subsidiaries	48,648	1,368,142	23,791	(1,440,581)	-
Senior notes, net	1,095,958	-	-	-	1,095,958
Total Homebuilding Liabilities	1,196,063	1,466,018	23,850	(1,439,858)	1,246,073

Financial Services:
Accounts payable and other liabilities	-	-	58,209	(3,074)	55,135
Advances and notes payable to parent and subsidiaries	-	-	3,021	(3,021)	-
Mortgage repurchase facility	-	-	39,340	-	39,340
Total Financial Services Liabilities	-	-	100,570	(6,095)	94,475
Total Liabilities	1,196,063	1,466,018	124,420	(1,445,953)	1,340,548

Equity:
Total Stockholders' Equity	1,209,689	167,304	34,609	(201,913)	1,209,689
Total Liabilities and Stockholders' Equity	$2,405,752	$1,633,322	$159,029	$(1,647,866)	$2,550,237

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statement of Operations

	Three Months Ended March 31, 2014
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$318,534	$-	$-	$318,534
Cost of Sales	-	(259,478)	-	-	(259,478)
Gross margin	-	59,056	-	-	59,056

Selling, general, and administrative expenses	(12,077)	(36,109)	-	(155)	(48,341)
Equity income of subsidiaries	17,073	-	-	(17,073)	-
Interest and other income	13,227	329	3	(10)	13,549
Interest expense	(685)	-	-	-	(685)
Other expense	(2)	(612)	-	-	(614)
Loss on extinguishment of debt	(9,412)	-	-	-	(9,412)
Homebuilding pretax income (loss)	8,124	22,664	3	(17,238)	13,553

Financial Services:
Financial services pretax income	-	-	4,922	165	5,087

Income before income taxes	8,124	22,664	4,925	(17,073)	18,640
(Provision) benefit for income taxes	3,380	(8,677)	(1,839)	-	(7,136)

Net income	$11,504	$13,987	$3,086	$(17,073)	$11,504

Other comprehensive income related to available for sale securities, net of tax	(4,046)	-	62	(62)	(4,046)
Comprehensive income	$7,458	$13,987	$3,148	$(17,135)	$7,458

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statement of Operations

	Three Months Ended March 31, 2013
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$332,996	$-	$(1,248)	$331,748
Cost of Sales	-	(275,324)	-	1,248	(274,076)
Gross margin	-	57,672	-	-	57,672

Selling, general, and administrative expenses	(15,579)	(32,546)	-	(76)	(48,201)
Equity income of subsidiaries	29,829	-	-	(29,829)	-
Interest and other income	6,193	356	-	-	6,549
Interest expense	(817)	-	-	-	(817)
Other expense	(3)	(353)	-	-	(356)
Homebuilding pretax income (loss)	19,623	25,129	-	(29,905)	14,847

Financial Services:
Financial services pretax income	-	-	7,663	76	7,739

Income before income taxes	19,623	25,129	7,663	(29,829)	22,586
(Provision) benefit for income taxes	2,893	(78)	(2,885)	-	(70)

Net income	$22,516	$25,051	$4,778	$(29,829)	$22,516

Other comprehensive income related to available for sale securities, net of tax	2,535	-	(96)	96	2,535
Comprehensive income	$25,051	$25,051	$4,682	$(29,733)	$25,051

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statement of Cash Flows

	Three Months Ended March 31, 2014
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(43,521)	$(101,004)	$30,277	$-	$(114,248)
Net cash provided by (used in) investing activities	(13,276)	(80)	3,187	66,511	56,342
Financing activities:
Payments from (advances to) subsidiaries	-	101,023	(34,512)	(66,511)	-
Mortgage repurchase facility	-	-	(23,734)	-	(23,734)
Proceeds from issuance of senior notes	248,375	-	-	-	248,375
Repayment of senior notes	(259,118)	-	-	-	(259,118)
Dividend payments	(12,207)	-	-	-	(12,207)
Proceeds from the exercise of stock options	71	-	-	-	71
Net cash provided by (used in) financing activities	(22,879)	101,023	(58,246)	(66,511)	(46,613)

Net increase in cash and cash equivalents	(79,676)	(61)	(24,782)	-	(104,519)
Cash and cash equivalents:
Beginning of period	145,180	3,454	50,704	-	199,338
End of period	$65,504	$3,393	$25,922	$-	$94,819

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statement of Cash Flows

	Three Months Ended March 31, 2013
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(7,369)	$(151,915)	$103,866	$-	$(55,418)
Net cash used in investing activities	(192,538)	(571)	(909)	86,949	(107,069)
Financing activities:
Payments from (advances to) subsidiaries	-	153,486	(66,537)	(86,949)	-
Mortgage repurchase facility	-	-	(34,859)	-	(34,859)
Proceeds from the issuance of senior notes	247,813	-	-	-	247,813
Proceeds from the exercise of stock options	5,118	-	-	-	5,118
Net cash provided by (used in) financing activities	252,931	153,486	(101,396)	(86,949)	218,072

Net increase (decrease) in cash and cash equivalents	53,024	1,000	1,561	-	55,585
Cash and cash equivalents:
Beginning of period	125,904	3,308	30,883	-	160,095
End of period	$178,928	$4,308	$32,444	$-	$215,680

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in "Item 1A: Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2013 and this Quarterly Report on Form 10-Q.

	Three Months Ended
	March 31,
	2014	2013
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$318,534	$331,748
Home cost of sales	(259,478)	(274,076)
Gross margin	59,056	57,672
Gross margin %	18.5%	17.4%
Selling, general and administrative expenses	(48,341)	(48,201)
Interest and other income	13,549	6,549
Interest expense	(685)	(817)
Other expense	(614)	(356)
Loss on early extinguishment of debt	(9,412)	-
Homebuilding pretax income	13,553	14,847

Financial Services:
Revenues	9,223	12,506
Expenses	(4,924)	(5,642)
Interest and other income	788	875
Financial services pretax income	5,087	7,739

Income before income taxes	18,640	22,586
Provision for income taxes	(7,136)	(70)
Net income	$11,504	$22,516

Earnings per share:
Basic	$0.24	$0.46
Diluted	$0.23	$0.45

Weighted average common shares outstanding:
Basic	48,585,757	48,342,145
Diluted	48,854,675	48,922,335

Dividends declared per share	$0.25	$-

Cash provided by (used in):
Operating Activities	$(114,248)	$(55,418)
Investing Activities	$56,342	$(107,069)
Financing Activities	$(46,613)	$218,072

Overview

For the 2014 first quarter, we recorded pretax income of $18.6 million, a year-over-year decrease of $3.9 million. Excluding early extinguishment of debt charges of $9.4 million1, our pretax earnings increased 24% year-over-year. Other items impacting the year-over-year improvement in pretax results included a 110 basis point improvement in our gross margin percentage to 18.5% and a $6.5 million net realized gain from the sale of the marketable securities, which were slightly offset by a 4% decline in home sale revenues and a $2.7 million reduction in pretax income from our financial services operations. We continued to see significant volatility in the demand for new homes. Early in the quarter, our new home orders were negatively impacted by slow overall market conditions, similar to the last half of 2013, as well as adverse weather conditions in certain markets in our East segment. In contrast, we saw significant improvements in the latter part of the quarter that drove a year-over-year improvement in our total dollar value of new home orders for the full quarter, despite our unit number of orders falling slightly short of last year.

Our net income was $11.5 million, or $0.23 per diluted share, for the 2014 first quarter, compared to net income of $22.5 million, or $0.45 per diluted share for the year earlier period. The year-over-year decline was driven primarily by a $9.4 million charge related to the early extinguishment of debt and an increase in income tax expense to $7.1 million from $0.1 million a year ago, partially offset by a $7.0 million increase in homebuilding interest and other income.

We had a slight increase in total gross margin to $59.1 million from $57.7 million a year ago, despite a 14% decrease in the number of homes delivered for the 2014 first quarter. The decrease in homes delivered was driven by a 23% year-over-year decrease in number of homes in backlog to start the quarter, partially offset by an increase in the number of homes that were both sold and delivered during the quarter. However, the impact of the lower deliveries was more than offset by a 12% increase in our average selling price of homes delivered and a 110 basis point increase in our gross margin percentage, both largely the result of price increases achieved during much of 2013, and, to a lesser extent, the geographic mix of homes delivered.

Our dollar value of net new home orders was up 6% year-over-year to $466.0 million for the 2014 first quarter as a result of an 11% increase in the average price of new orders, which was driven by our ability to increase prices in most of our communities during 2013. The impact of the average price improvement was partly offset by a 5% decrease in the number of orders generated to 1,236 homes. We believe that our prospects for improving net orders in future quarters is strengthened by our community count, which increased by 13% to 157 at March 31, 2014 from 139 at March 31, 2013, our first year-over-year increase since the 2012 second quarter.

During the quarter, we redeemed $250 million of senior notes due December 2014, which resulted in an early extinguishment of debt charge of $9.4 million. We also increased inventories by $139.1 million, including the purchase of nearly 1,300 lots in 46 communities during the 2014 first quarter, resulting in a 26% year-over-year increase in the total supply of lots owned and under option at March 31, 2014. To fund both the early redemption of our senior notes due December 2014 and the increase in inventories, we (1) used proceeds from the issuance of $250 million of 10-year senior notes due in 2024, and (2) sold a portion of our marketable securities portfolio. The sale of the marketable securities resulted in a net realized gain of $6.5 million, which drove an increase in our homebuilding interest and other income to $13.5 million for the 2014 first quarter as compared with $6.5 million for the same quarter of 2013. Including our $450 million revolving credit facility, which we entered into in the 2013 fourth quarter, we ended the 2014 first quarter with overall liquidity of $1.1 billion, up 22% over the prior year. We believe that this level of liquidity provides the appropriate balance for us between supporting potential growth opportunities and providing protection from the volatile and cyclical nature of the housing market.

1 Pretax income excluding early extinguishment of debt charges is a non-GAAP financial measure. We believe this information is meaningful as it improves the comparability between the first quarters of 2014 and 2013.

Homebuilding

Pretax Income

	Three Months Ended
	March 31,		Change
	2014	2013	Amount	%
	(Dollars in thousands)
West	$12,650	$10,611	$2,039	19%
Mountain	7,359	12,996	(5,637)	(43)%
East	2,661	1,528	1,133	74%
Corporate	(9,117)	(10,288)	1,171	(11)%
Total homebuilding pretax income	$13,553	$14,847	$(1,294)	(9)%

For the 2014 first quarter, we reported homebuilding pretax income of $13.6 million, compared to pretax income of $14.8 million for the first quarter of 2013. The $1.3 million decline was driven primarily by the $9.4 million charge related to the early redemption of our senior notes due December 2014, which was largely offset by a 110 basis point improvement in our gross margin from home sales and $7.0 million increase in interest and other income related to the net realized gain on the sale of marketable securities.

Our West and East segments each showed improvements in pretax results for the three months ended March 31, 2014 as compared with the same period in 2013. In the East, the improvement was primarily the result of increased home sale revenues, while in the West the increase was mostly the result of an improvement in gross margin from home sales. Pretax income in our Mountain segment decreased primarily due to a 24% decline in home sale revenues resulting from a 27% drop in new home deliveries. For our Corporate segment, higher interest and other income and lower incentive-based and stock-based compensation expense partially offset the $9.4 million early extinguishment of debt charge.

Assets

	March 31,	December 31,	Change
	2014	2013	Amount	%
	(Dollars in thousands)
West	$837,792	$760,450	$77,342	10%
Mountain	467,630	418,796	48,834	12%
East	325,042	297,627	27,415	9%
Corporate	809,656	951,809	(142,153)	(15)%
Total homebuilding assets	$2,440,120	$2,428,682	$11,438	0%

Homebuilding assets in our West, Mountain and East segments increased from December 31, 2013 as higher construction and land acquisition activity drove an increase in our inventory balances. Assets in our Corporate segment declined by $142.2 million primarily due to the early redemption of $250 million of senior notes and the incremental investment of Corporate funds into assets in each of our homebuilding operating segments, partially offset by our January issuance of $250 million of new senior notes.

Home sale revenues

	Three Months Ended
	March 31,		Change
	2014	2013	Amount	%
	(Dollars in thousands)
West	$136,422	$134,979	$1,443	1%
Mountain	100,945	133,377	(32,432)	(24)%
East	81,167	63,392	17,775	28%
Total home and revenues	$318,534	$331,748	$(13,214)	(4)%

The decrease in home sale revenues for the quarter ended March 31, 2014 was driven primarily by a 14% decrease in new home deliveries, which was partially offset by a 12% increase in our average selling price.

New Home Deliveries

	Three Months Ended March 31,
	2014			2013			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	125	$32,672	$261.4	140	$33,161	$236.9	(11)%	(1)%	10%
California	92	41,100	446.7	146	49,589	339.7	(37)%	(17)%	31%
Nevada	120	39,937	332.8	133	32,745	246.2	(10)%	22%	35%
Washington	64	22,713	354.9	61	19,484	319.4	5%	17%	11%
West	401	136,422	340.2	480	134,979	281.2	(16)%	1%	21%
Colorado	248	93,383	376.5	304	113,488	373.3	(18)%	(18)%	1%
Utah	24	7,562	315.1	67	19,889	296.9	(64)%	(62)%	6%
Mountain	272	100,945	371.1	371	133,377	359.5	(27)%	(24)%	3%
Maryland	77	36,905	479.3	54	21,704	401.9	43%	70%	19%
Virginia	57	27,267	478.4	63	29,119	462.2	(10)%	(6)%	4%
Florida	66	16,995	257.5	50	12,569	251.4	32%	35%	2%
East	200	81,167	405.8	167	63,392	379.6	20%	28%	7%
Total	873	$318,534	$364.9	1,018	$331,748	$325.9	(14)%	(4)%	12%

The decline in the dollar value of new home deliveries was driven by a 13% year-over-year decrease in the dollar value of beginning backlog, partially offset by a year-over-year increase in the number of homes both sold and delivered during the quarter, which was the direct result of our decision to increase our inventory of speculative homes during the last half of 2013. The most significant decrease in the dollar value of home deliveries occurred in Utah, as the dollar value of beginning backlog in this market declined more than any of our other markets. Conversely, the dollar value of homes delivered in Maryland, Florida, Nevada and Washington increased during the 2014 first quarter. All four markets increased the number of homes both sold and delivered during the quarter compared to the prior year. Maryland, Nevada and Washington also benefited from a higher rate of deliveries from beginning backlog, whereas Florida benefited from a 61% increase in the dollar value of its beginning backlog.

The increase in average selling price of deliveries during the 2014 first quarter occurred in all of our segments and was driven largely by price increases implemented during 2013. The mix of homes closed in each market also contributed to the increased average selling price, especially in Nevada, California and Maryland.

Gross Margin

Gross margin from home sales for the 2014 first quarter was 18.5%, compared to 17.4% for both the year-earlier period and the 2013 fourth quarter. The year-over-year increase was primarily attributable to our focus on increasing pricing during much of 2013. On a sequential basis, gross margin from home sales increased during the 2014 first quarter due to a shift in the mix of homes closed, including a higher percentage of deliveries from our Nevada division, which has a gross margin percentage that is higher than the company-wide average and experienced construction delays that temporarily decreased its contribution of closings in the 2013 fourth quarter.

Our gross margin percentage excluding interest in cost of sales for the three months ended March 31, 2014 was 22.2%, compared to 20.4% for the same period in 2013.  The table set forth below is a reconciliation of our gross margin from home sales to gross margin from home sales excluding interest in cost of sales, which is a non-GAAP measure.

	Three Months Ended March 31,
	2014	Gross Margin %	2013	Gross Margin %
	(Dollars in thousands)
Gross Margin from Home Sales	$59,056	18.5%	$57,672	17.4%
Add: Interest in Cost of Sales	11,724		9,874
Gross Margin Excluding Interest in Cost of Sales	$70,780	22.2%	$67,546	20.4%

(1)

Gross margin from home sales excluding interest in cost of sales is a non-GAAP financial measure. We believe this information is meaningful as it isolates the impact that interest has on our Gross Margin from Home Sales and permits investors to make better comparisons with our competitors, who also break out and adjust gross margins in a similar fashion.

Inventory Impairments

We did not recognize any impairments for the three months ended March 31, 2014 or 2013.

The following table shows the number of subdivisions and carrying value of the inventory we tested for impairment during the first quarter of 2014 and 2013.

Three Months Ended	Total Subdivisions Tested for Impairment During Quarter	Carrying Value of Inventory Tested for Impairment During Quarter	Carrying Value of Impaired Inventory Before Impairment at Quarter End	Inventory Impairments	Fair Value of Inventory After Impairments	Number of Subdivisions Impaired During the Quarter	Number of Lots Impaired During the Quarter
	(Dollars in thousands)
March 31, 2014	16	$37,404	$-	$-	$-	-	-

March 31, 2013	17	$42,919	$-	$-	$-	-	-

Selling, General and Administrative (“SG&A”) Expenses

Our SG&A rate increased 70 basis points from 14.5% in the 2013 first quarter to 15.2% in the 2014 first quarter. The increase in our SG&A rate was attributable mostly to the 4% decline in home sale revenues and to a lesser extent due to an increase in marketing expenses resulting from our recent focus on increasing active community count.

Interest and Other Income

Our interest and other income increased $7.0 million from the 2013 first quarter to $13.5 million. The increase was primarily driven by the sale of various debt and equity marketable securities for a net realized gain of $6.5 million.

Early Extinguishment of Debt

During the quarter, we redeemed $250 million of senior notes due December 2014, which resulted in an early extinguishment of debt charge of $9.4 million. We funded the early redemption of our senior notes using proceeds from the issuance of $250 million of 10-year senior notes due in 2024 and from selling a portion of our marketable securities portfolio.

Other Homebuilding Operating Data

Net New Orders:

	Three Months Ended March 31,
	2014				2013				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *
	(Dollars in thousands)
Arizona	191	$52,392	$274.3	2.32	127	$30,293	$238.5	2.82	50%	73%	15%	(18)%
California	153	75,421	492.9	4.08	164	60,401	368.3	4.37	(7)%	25%	34%	(7)%
Nevada	150	44,861	299.1	3.16	170	47,042	276.7	5.15	(12)%	(5)%	8%	(39)%
Washington	92	34,017	369.8	2.67	93	28,546	306.9	3.01	(1)%	19%	20%	(11)%
West	586	206,691	352.7	2.90	554	166,282	300.1	3.78	6%	24%	18%	(23)%
Colorado	396	157,613	398.0	3.52	418	147,589	353.1	3.57	(5)%	7%	13%	(1)%
Utah	43	14,481	336.8	2.61	65	20,238	311.4	1.92	(34)%	(28)%	8%	36%
Mountain	439	172,094	392.0	3.40	483	167,827	347.5	3.20	(9)%	3%	13%	6%
Maryland	68	31,347	461.0	1.35	90	38,450	427.2	1.67	(24)%	(18)%	8%	(19)%
Virginia	59	29,893	506.7	1.87	93	48,656	523.2	2.52	(37)%	(39)%	(3)%	(26)%
Florida	84	25,930	308.7	2.19	80	19,981	249.8	1.93	5%	30%	24%	13%
East	211	87,170	413.1	1.76	263	107,087	407.2	1.99	(20)%	(19)%	1%	(12)%
Total	1,236	$465,955	$377.0	2.74	1,300	$441,196	$339.4	3.03	(5)%	6%	11%	(10)%

* Calculated as total net new orders in period ÷ average active communities during period ÷ number of months in period

The dollar value of our net new orders increased 6% year-over-year, driven largely by an 11% increase in our average selling price that was partially offset by a 5% decline in units ordered. The decrease in units ordered resulted from a 10% decline in our monthly sales absorption rate to 2.74 per community as demand across most markets was slower than the prior year period, especially early in the quarter, similar to the conditions experienced during the last half of 2013. The absorption rate in Maryland and Virginia was also impacted by extreme winter weather conditions, which slowed traffic to our subdivisions in those markets. In Nevada, which experienced the most significant year-over-year decline in absorption rate, demand was impacted by higher prices as this market has experienced the highest year-over-year increase in average selling price for homes delivered during the quarter. In addition, an increase in the average number of active subdivisions partially offset the impact of the overall decline in the Company absorption rate, especially in Arizona.

The increase in average selling price of orders during the quarter occurred in almost all of our segments and was driven largely by price increases implemented during much of 2013. The mix of homes closed in each market also contributed to the increased average selling price, especially in California and Florida.

Active Subdivisions:

	March 31,		%
	2014	2013	Change
Arizona	31	16	94%
California	15	12	25%
Nevada	17	9	89%
Washington	11	12	(8)%
West	74	49	51%
Colorado	38	36	6%
Utah	6	9	(33)%
Mountain	44	45	(2)%
Maryland	15	19	(21)%
Virginia	10	12	(17)%
Florida	14	14	0%
East	39	45	(13)%
Total	157	139	13%
Average for quarter ended	150	143	5%

At March 31, 2014, we had 157 active subdivisions, a 13% increase from 139 active subdivisions at March 31, 2013 and an increase of 8% from December 31, 2013. The year-over-year increase in active subdivisions at March 31, 2014 was our first since the 2012 second quarter and was driven primarily by significant land acquisition activity over the past 18 months, particularly in our West markets. As a result of this activity, we have had two consecutive quarters of sequential active subdivision increases.

Cancellation Rate:

	Three Months Ended March 31,		Change in
	2014	2013	Percentage
Arizona	19%	22%	(3)%
California	22%	19%	3%
Nevada	20%	22%	(2)%
Washington	16%	11%	5%
West	19%	20%	(1)%
Colorado	15%	16%	(1)%
Utah	12%	16%	(4)%
Mountain	15%	16%	(1)%
Maryland	28%	22%	6%
Virginia	27%	21%	6%
Florida	22%	20%	2%
East	25%	21%	4%
Total	19%	18%	1%

Our cancellation rate for the three months ended March 31, 2014 was 19%, nearly unchanged from 18% in the prior year period.  The main driver for the slight increase in our cancellation rate was due to a 4% reduction in the gross new home orders (before cancellations), as our total cancellations remained relatively consistent year-over-year.  Our Maryland and Virginia markets in our East segment had the greatest increases in cancellation rate due to significant declines in the number of homes sold during the quarter, as compared to the same period in the prior year.

Backlog:

	March 31,
	2014			2013			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	226	$63,587	$281.4	137	$32,224	$235.2	65%	97%	20%
California	208	106,121	510.2	247	89,688	363.1	(16)%	18%	41%
Nevada	170	53,490	314.6	241	64,216	266.5	(29)%	(17)%	18%
Washington	74	27,427	370.6	111	36,118	325.4	(33)%	(24)%	14%
West	678	250,625	369.7	736	222,246	302.0	(8)%	13%	22%
Colorado	565	237,413	420.2	584	212,109	363.2	(3)%	12%	16%
Utah	45	15,232	338.5	79	25,556	323.5	(43)%	(40)%	5%
Mountain	610	252,645	414.2	663	237,665	358.5	(8)%	6%	16%
Maryland	120	57,871	482.3	219	95,970	438.2	(45)%	(40)%	10%
Virginia	105	53,278	507.4	215	111,823	520.1	(51)%	(52)%	(2)%
Florida	112	36,852	329.0	94	25,350	269.7	19%	45%	22%
East	337	148,001	439.2	528	233,143	441.6	(36)%	(37)%	(1)%
Total	1,625	$651,271	$400.8	1,927	$693,054	$359.7	(16)%	(6)%	11%

We ended the 2014 first quarter with 1,625 homes in backlog, with an estimated sales value of $651.3 million, compared with a backlog of 1,927 homes with an estimated sales value of $693.1 million at March 31, 2013. The decline in our backlog was due primarily to lower backlog at the beginning of 2014 as compared to 2013.

Homes Completed or Under Construction (WIP lots):

	March 31,		%
	2014	2013	Change
Unsold:
Completed	484	222	118%
Under construction	740	514	44%
Total unsold started homes (speculative homes)	1,224	736	66%
Sold homes under construction or completed	1,245	1,345	(7)%
Model homes	258	221	17%
Total homes completed or under construction	2,727	2,302	18%

Our total homes completed or under construction increased 18% to 2,727 at March 31, 2014 from 2,302 at March 31, 2013, primarily relating to our deliberate effort to start more speculative homes in the latter half of 2013 due to higher homebuyer demand for speculative homes.

Lots Owned and Optioned (including homes completed or under construction):

	March 31, 2014			March 31, 2013
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total	Total % Change
Arizona	2,861	40	2,901	2,146	40	2,186	33%
California	1,779	23	1,802	997	-	997	81%
Nevada	1,591	290	1,881	1,442	39	1,481	27%
Washington	687	140	827	493	168	661	25%
West	6,918	493	7,411	5,078	247	5,325	39%
Colorado	4,220	1,239	5,459	3,336	1,327	4,663	17%
Utah	533	20	553	465	13	478	16%
Mountain	4,753	1,259	6,012	3,801	1,340	5,141	17%
Maryland	427	311	738	592	297	889	(17)%
Virginia	466	421	887	507	287	794	12%
Florida	844	151	995	479	113	592	68%
East	1,737	883	2,620	1,578	697	2,275	15%
Total	13,408	2,635	16,043	10,457	2,284	12,741	26%

As a result of the significant increase in our land acquisition activity during the past 12 months, we increased our owned and optioned lot supply as of March 31, 2014 by 26% year-over-year. We increased our lot supply in most of our markets, with a heavier concentration in markets where we have experienced stronger buyer demand, which includes the entire West segment, Colorado and Florida, where we have expanded our operations in Orlando and South Florida.

Financial Services

	Three Months Ended
	March 31,		Change
	2014	2013	Amount	%
	(Dollars in thousands)
Financial services revenues
Mortgage operations	$5,119	$9,044	(3,925)	(43)%
Other	4,104	3,462	642	19%
Total financial services revenues	$9,223	$12,506	(3,283)	(26)%

Financial services pretax income
Mortgage operations	2,559	5,999	(3,440)	(57)%
Other	2,528	1,740	788	45%
Total financial services pretax income	$5,087	$7,739	(2,652)	(34)%

Our financial services pretax income for the quarter ended March 31, 2014 was down 34% or $2.7 million from the prior year period. The decrease was primarily driven by a $3.4 million decrease in our mortgage operations segment due to reduced volumes of loans locked and sold and lower per unit origination income and gains on loans locked and sold compared to a year ago, resulting primarily from a more competitive mortgage market and higher interest rates.

The following table sets forth information for our mortgage operations relating to mortgage loans originated and capture rate. The “capture rate” is defined as the number of mortgage loans originated by our mortgage operations for our homebuyers as a percent of our total home closings.

	Three Months Ended		% or
	March 31,		Percentage
	2014	2013	Change
	(Dollars in thousands)
Total Originations (including transfer loans):
Loans	514	649	(21)%
Principal	$158,953	$186,320	(15)%
Capture Rate Data:
Capture rate as % of all homes delivered	58%	62%	(4)%
Capture rate as % of all homes delivered excluding cash sales	62%	66%	(4)%
Mortgage Loan Origination Product Mix:
FHA loans	14%	28%	(14)%
Other government loans (VA & USDA)	29%	28%	1%
Total government loans	43%	56%	(13)%
Conventional loans	57%	44%	13%
	100%	100%	0%
Loan Type:
Fixed rate	93%	99%	(6)%
ARM	7%	1%	6%
Credit Quality:
Average FICO Score	736	733	0%
Other Data:
Average Combined LTV ratio	85%	90%	(5)%
Full documentation loans	100%	100%	0%
Non-full documentation loans	0%	0%	0%

Loans Sold to Third Parties:
Loans	604	748	(19)%
Principal	$185,851	$217,654	(15)%

Income Taxes

We had income tax expense of $7.1 million for three months ended March 31, 2014, compared to an income tax expense of $0.1 million for the same period in 2013. For the 2014 first quarter, we recorded our provision based on an effective income tax rate of 38.3% while the nominal tax provision in the 2013 first quarter was the result of the Company having a full valuation allowance reserve against its deferred tax asset.

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

Our critical accounting estimates and policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

We use our liquidity and capital resources to (1) support our operations, including the purchase of land, land development and construction of homes; (2) provide working capital; and (3) provide mortgage loans for our homebuyers. Our liquidity includes our cash and cash equivalents, marketable securities, revolving credit facility and mortgage repurchase facility. Additionally, we have an existing effective shelf registration statement that allows us to issue equity, debt or hybrid securities up to $1.25 billion.

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

Capital Resources

Our capital structure is primarily a combination of (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our publicly traded 5⅜% senior notes due 2015, 5⅝% senior notes due 2020, 5½% senior notes due 2024, and our 6% senior notes due 2043; (3) our revolving credit facility and (4) our mortgage repurchase facility. Because of our current balance of cash, cash equivalents, marketable securities, ability to access the capital markets, and available capacity under both our revolving credit facility and mortgage repurchase facility, we believe that our capital resources are adequate to satisfy our short and long-term capital requirements, including meeting future payments on our senior notes as they become due. See “Forward-Looking Statements” below.

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

On January 15, 2014, we issued $250 million of 5½% Senior Notes due 2024 (the “5½% Notes”). The 5½% Notes, which pay interest semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2014, are general unsecured obligations of MDC and rank equally and ratably with our other general unsecured and unsubordinated indebtedness. We received proceeds of $248.4 million, net of underwriting fees of $1.6 million.

On March 26, 2014, we redeemed our 5⅜% Senior Notes due December 2014.  As a result of this transaction, we paid $259.1 million to extinguish $250 million in debt principal with a carrying value, including unamortized deferred financing costs, of $249.7 million and recorded a $9.4 million expense for loss on extinguishment of debt.

Revolving Credit Facility. On December 13, 2013, we entered into an unsecured revolving credit facility (“Revolving Credit Facility”) with a group of lenders which may be used for general corporate purposes. Our Revolving Credit Facility has an aggregate commitment amount of $450 million (the “Commitment”) and a maturity date of December 13, 2018. Each lender may issue letters of credit in an amount up to 50% of its commitment. The facility permits an increase in the maximum Commitment amount to $1.0 billion upon our request, subject to receipt of additional commitments from existing or additional lenders. Interest rates on outstanding borrowings are determined by reference to a specified London Interbank Offered Rate (LIBOR), a specified federal funds effective rate or a specified prime rate, plus a margin that is determined based on our credit ratings and leverage ratio, as defined in the facility agreement. At any time at which our leverage ratio, as of the last day of the most recent calendar quarter, exceeds 55%, the aggregate principal amount of all consolidated senior debt borrowings outstanding may not exceed the borrowing base. There is no borrowing base requirement if our leverage ratio, as of the last day of the most recent calendar quarter, is 55% or less.

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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of March 31, 2014.

As of March 31, 2014, we had no borrowings and had $15.5 million in letters of credit outstanding under the Revolving Credit Facility.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement, (the “Mortgage Repurchase Facility”), with U.S. Bank National Association (“USBNA”). This agreement was amended on September 20, 2013 and extended until September 19, 2014. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. The Mortgage Repurchase Facility had a temporary increase in the maximum aggregate commitment from $50 million to $80 million from December 31, 2013 through January 30, 2014. At March 31, 2014 and December 31, 2013, we had $39.3 million and $63.1 million, respectively, of mortgage loans that we were obligated to repurchase under our Mortgage Repurchase Facility. Mortgage loans that we are obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a Pricing Rate equal to the greater of (i) the LIBOR Rate (as defined in the Mortgage Repurchase Facility) plus 2.75%, or (ii) 3.00%. The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth Ratio, (iii) a minimum Adjusted Net Income requirement, and (iv) a minimum Liquidity requirement. The foregoing terms are defined in the Mortgage Repurchase Facility. We believe we were in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of March 31, 2014.

Dividends

For the quarter ended March 31, 2014, we paid a dividend of $0.25 per share. There were no dividends paid during the quarter ended March 31, 2013 as a $1.00 accelerated dividend was paid in the fourth quarter of 2012 in lieu of declaring and paying regular quarterly dividends in calendar year 2013.

MDC Common Stock Repurchase Program

At March 31, 2014, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the quarter ended March 31, 2014.

Consolidated Cash Flow

During the three months ended March 31, 2014, we used $114.2 million of cash from operating activities, primarily resulting from: (1) increasing our inventory from December 31, 2013, which resulted in the use of $138.9 million in cash, and (2) a decrease in accounts payable and accrued liabilities from December 31, 2013 of $18.4 million. These items were partially offset by net income of $11.5 million and a $27.8 million decrease in mortgage loans held-for-sale.

During the three months ended March 31, 2014, we generated $56.3 million in cash for investing activities, primarily attributable to the sale or maturity of $413.2 million of marketable securities, partially offset by the purchase of $356.3 million of marketable securities.

During the three months ended March 31, 2014, we used $46.6 million in cash from financing activities, primarily attributable to the redemption of $250 million of our senior notes, repayments totaling $23.7 million on our mortgage repurchase facility and a quarterly dividend payment of $12.2 million, partially offset by the issuance of $250 million of our 10-year 5½% senior notes.

Off-Balance Sheet Arrangements

Lot Option Purchase Contracts. In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At March 31, 2014, we had deposits of $11.0 million in the form of cash and $3.0 million in the form of letters of credit that secured option contracts to purchase 2,635 lots for a total estimated purchase price of $191.8 million.

Surety Bonds and Letters of Credit. At March 31, 2014, we had issued and outstanding surety bonds and letters of credit totaling $110.3 million and $32.2 million, respectively, including $16.7 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $47.1 million and $5.4 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

We have made no material guarantees with respect to third-party obligations.

IMPACT OF INFLATION, CHANGING PRICES AND ECONOMIC CONDITIONS

The impact of inflation and changing prices have not changed materially from the disclosure in our December 31, 2013 Annual Report on Form 10-K.

OTHER

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, as well as statements made by us in periodic press releases, oral statements made by our officials in the course of presentations about the Company and conference calls in connection with quarterly earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operation, cash flows, strategies and prospects. These forward-looking statements may be identified by terminology such as “likely,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be considered. Additionally, information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 and Item 1A of Part II of this Quarterly Report on Form 10-Q.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Our cash and investment policy and strategy is to achieve an appropriate investment return while preserving principal and managing risk. Our cash and cash equivalents may include immediately available commercial bank deposits, commercial paper, money market funds, certificates of deposit and time deposits. Our marketable securities contain both debt and equity instruments, held directly or through mutual funds. Our debt securities consist primarily of fixed and floating rate interest earning debt securities, which may include, among others, United States government and government agency debt and corporate debt. Our equity securities consist primarily of holdings in mutual fund securities, which invest mostly in debt securities. The remaining equity securities in our investment portfolio are holdings in corporate equities. The market value and/or income derived from our debt and equity securities can be negatively impacted by a number of market risk factors, including changes in interest rates, general economic conditions and equity markets. As of March 31, 2014, we had marketable securities in unrealized loss positions totaling $1.3 million. There can be no assurances that the cost basis of these securities will be recovered in the future. If we elect to sell, or are otherwise were required to sell these securities, we could be required to record losses if the market values do not increase prior to any sales. Such losses, if any, would be recorded as a component of our results of operations.

We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments and debt. Derivative instruments utilized in the normal course of business by HomeAmerican include interest rate lock commitments, and forward sales of mortgage-backed securities, which are used to manage the price risk on fluctuations in interest rates on our mortgage loans in inventory and interest rate locked commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed at March 31, 2014 had an aggregate principal balance of approximately $71.4 million, all of which were under interest rate lock commitments at an average interest rate of 4.03%. In addition, HomeAmerican had mortgage loans held-for-sale with an aggregate principal balance of $63.5 million at March 31, 2014, of which $18.0 million had not yet been committed to a mortgage purchaser and had an average interest rate of 4.12%. In order to hedge the changes in fair value of our interest rate lock commitments and mortgage loans held-for-sale which had not yet been committed to a mortgage purchaser, we had forward sales of securities totaling $64.0 million and $64.5 million at March 31, 2014 and 2013, respectively.

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

Item 4.     Controls and Procedures

(a)     Conclusion regarding the effectiveness of disclosure controls and procedures - An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision, and with the participation, of our management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at March 31, 2014.

(b) Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          Risk Factors

There have been no significant changes in the risk factors previously identified as being attendant to our business in our Annual Report on Form 10-K for the year ended December 31, 2013. For a more complete discussion of other risk factors that affect our business, see “Risk Factors” in our Form 10-K for the year ended December 31, 2013, which include the following:

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

●	In the ordinary course of business, we are required to obtain surety bonds, the unavailability of which could adversely affect our results of operations and/or cash flows.

●	Decreases in the market value of our investments in marketable securities could have an adverse impact on our results of operations.

●	Product liability litigation and warranty claims that arise in the ordinary course of business may be costly.

●	Further uncertainty in the mortgage lending industry, including repurchase requirements associated with HomeAmerican’s sale of mortgage loans, could negatively impact our results of operations.

●	Because of the seasonal nature of our business, our quarterly operating results can fluctuate.

●	We are dependent on the services of key employees, and the loss of their services could hurt our business.

●	The interests of certain controlling shareholders may be adverse to investors.

●	Information technology failures and data security breaches could harm our business.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any shares during the three months ended March 31, 2014. Additionally, there were no sales of unregistered equity securities during the period.

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

101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

* Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 1, 2014	M.D.C. HOLDINGS, INC.
(Registrant)

	By:	/s/ John M. Stephens
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

101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

* Incorporated by reference.