Form 10-Q
period 2014-06-30
MDC HOLDINGS INC
filed 2014-07-29
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 25, 2014, 48,816,639 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

(i)

ITEM 1.     Unaudited Consolidated Financial Statements

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets.

	June 30, 2014	December 31, 2013
	(Dollars in thousands, except per share amounts)
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$100,150	$148,634
Marketable securities	492,498	569,021
Restricted cash	2,188	2,195
Trade and other receivables	27,250	23,407
Inventories:
Housing completed or under construction	758,392	636,700
Land and land under development	837,889	774,961
Total inventories	1,596,281	1,411,661
Property and equipment, net	30,765	31,248
Deferred tax asset, net	160,872	176,262
Metropolitan district bond securities (related party)	14,291	12,729
Prepaid and other assets	65,374	53,525
Total homebuilding assets	2,489,669	2,428,682
Financial Services:
Cash and cash equivalents	29,881	50,704
Marketable securities	13,390	19,046
Mortgage loans held-for-sale, net	58,377	92,578
Other assets	5,244	4,439
Total financial services assets	106,892	166,767
Total Assets	$2,596,561	$2,595,449
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$34,266	$15,046
Accrued liabilities	145,290	152,821
Revolving credit facility	10,000	-
Senior notes, net	1,096,112	1,095,620
Total homebuilding liabilities	1,285,668	1,263,487
Financial Services:
Accounts payable and accrued liabilities	56,086	55,639
Mortgage repurchase facility	32,198	63,074
Total financial services liabilities	88,284	118,713
Total Liabilities	1,373,952	1,382,200
Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 48,816,639 and 48,788,887 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	488	488
Additional paid-in-capital	910,535	908,090
Retained earnings	301,730	293,096
Accumulated other comprehensive income	9,856	11,575
Total Stockholders' Equity	1,222,609	1,213,249
Total Liabilities and Stockholders' Equity	$2,596,561	$2,595,449

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share amounts)
	(Unaudited)
Homebuilding:
Home sale revenues	$430,743	$400,327	$749,277	$732,075
Land sale revenues	518	1,807	518	1,807
Total home and land sale revenues	431,261	402,134	749,795	733,882
Home cost of sales	(356,175)	(327,927)	(615,653)	(602,003)
Land cost of sales	(522)	(1,435)	(522)	(1,435)
Inventory impairments	(850)	-	(850)	-
Total cost of sales	(357,547)	(329,362)	(617,025)	(603,438)
Gross margin	73,714	72,772	132,770	130,444
Selling, general and administrative expenses	(49,798)	(51,908)	(98,140)	(100,109)
Interest and other income	4,613	10,200	18,162	16,749
Interest expense	-	(909)	(685)	(1,726)
Other expense	(1,080)	(366)	(1,693)	(722)
Loss on early extinguishment of debt	-	-	(9,412)	-
Homebuilding pretax income	27,449	29,789	41,002	44,636

Financial Services:
Revenues	11,491	13,884	20,714	26,390
Expenses	(5,615)	(6,581)	(10,539)	(12,223)
Interest and other income	701	920	1,489	1,795
Financial services pretax income	6,577	8,223	11,664	15,962

Income before income taxes	34,026	38,012	52,666	60,598
Benefit from (provision for) income taxes	(12,484)	186,897	(19,620)	186,827
Net income	$21,542	$224,909	$33,046	$247,425

Other comprehensive income (loss) related to available for sale securities, net of tax	2,327	(1,995)	(1,719)	540
Comprehensive income	$23,869	$222,914	$31,327	$247,965

Earnings per share:
Basic	$0.44	$4.60	$0.68	$5.06
Diluted	$0.44	$4.55	$0.67	$5.01

Weighted average common shares outstanding
Basic	48,640,979	48,478,076	48,613,521	48,410,486
Diluted	48,852,696	48,946,055	48,842,527	48,916,988

Dividends declared per share	$0.25	$-	$0.50	$-

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2014	2013
	(Dollars in thousands)
	(Unaudited)
Operating Activities:
Net income	$33,046	$247,425
Adjustments to reconcile net income to net cash used in operating activities:
Loss on early extinguishment of debt	9,412	-
Stock-based compensation expense	2,550	5,214
Depreciation and amortization	1,933	2,072
Loss (gain) on sale of marketable securities	(6,356)	-
Amortization of discount / premiums on marketable debt securities	422	1,423
Deferred income tax expense (benefit)	19,554	(187,643)
Net changes in assets and liabilities:
Restricted cash	7	(820)
Trade and other receivables	(8,409)	(8,566)
Mortgage loans held-for-sale	34,201	27,490
Housing completed or under construction	(122,368)	(56,087)
Land and land under development	(62,746)	(138,509)
Prepaid expenses and other assets	(9,615)	(7,884)
Accounts payable and accrued liabilities	12,097	(30,358)
Net cash used in operating activities	(96,272)	(146,243)

Investing Activities:
Purchases of marketable securities	(382,279)	(312,095)
Maturities of marketable securities	159,789	87,015
Sales of marketable securities	306,769	137,067
Purchases of property and equipment	(1,354)	(998)
Net cash provided by (used in) investing activities	82,925	(89,011)

Financing Activities:
Payments on mortgage repurchase facility, net	(30,876)	(27,479)
Proceeds from issuance of senior notes	248,375	346,938
Repayment of senior notes	(259,118)	-
Advances on revolving credit facility, net	10,000	-
Dividend payments	(24,412)	-
Proceeds from exercise of stock options	71	5,118
Net cash provided by (used in) financing activities	(55,960)	324,577

Net increase (decrease) in cash and cash equivalents	(69,307)	89,323
Cash and cash equivalents:
Beginning of period	199,338	160,095
End of period	$130,031	$249,418

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. ("MDC," “the Company," “we,” “us,” or “our” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at June 30, 2014 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2013. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

2.	Recently Adopted Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). This update will require companies to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless certain conditions exist. ASU 2013-11 was effective for our interim and annual periods beginning January 1, 2014. The adoption of ASU 2013-11 did not have a material impact on our consolidated financial position or results of operations.

3.	Segment Reporting

Our operating segments are defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. We have identified our chief operating decision-maker as two key executives— our Chief Executive Officer and Chief Operating Officer.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The table set forth below summarizes home sale revenues for our homebuilding operations and revenues for our financial services operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Homebuilding
West	$189,661	$164,514	$326,083	$299,493
Mountain	146,665	133,768	247,610	267,145
East	94,935	103,852	176,102	167,244
Total home and land sale revenues	$431,261	$402,134	$749,795	$733,882

Financial Services
Mortgage operations	$7,352	$10,494	$12,471	$19,538
Other	4,139	3,390	8,243	6,852
Total financial services revenues	$11,491	$13,884	$20,714	$26,390

The following table summarizes pretax income for our homebuilding and financial services operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Homebuilding
West	$16,695	$16,779	$29,345	$27,390
Mountain	12,182	14,142	19,541	27,138
East	5,296	4,523	7,957	6,051
Corporate	(6,724)	(5,655)	(15,841)	(15,943)
Total homebuilding pretax income	$27,449	$29,789	$41,002	$44,636

Financial Services
Mortgage operations	$4,501	$6,855	$7,060	$12,854
Other	2,076	1,368	4,604	3,108
Total financial services pretax income	$6,577	$8,223	$11,664	$15,962

Total pretax income	$34,026	$38,012	$52,666	$60,598

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

	June 30,	December 31,
	2014	2013
Homebuilding assets	(Dollars in thousands)
West	$846,832	$760,450
Mountain	500,365	418,796
East	333,174	297,627
Corporate	809,298	951,809
Total homebuilding assets	$2,489,669	$2,428,682

Financial services assets
Mortgage operations	$66,206	$99,065
Other	40,686	67,702
Total financial services assets	$106,892	$166,767

Total assets	$2,596,561	$2,595,449

4.	Earnings Per Share

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share amounts)
Numerator
Net income	$21,542	$224,909	$33,046	$247,425
Less: distributed earnings allocated to participating securities	(49)	-	(101)	-
Less: undistributed earnings allocated to participating securities	(37)	(2,069)	(39)	(2,310)
Net income attributable to common stockholders (numerator for basic earnings per share)	21,456	222,840	32,906	245,115
Add back: undistributed earnings allocated to participating securities	37	2,069	39	2,310
Less: undistributed earnings reallocated to participating securities	(37)	(2,049)	(38)	(2,286)
Numerator for diluted earnings per share under two class method	$21,456	$222,860	$32,907	$245,139

Denominator
Weighted-average common shares outstanding	48,640,979	48,478,076	48,613,521	48,410,486
Add: dilutive effect of stock options	211,717	467,979	229,006	506,502
Denominator for diluted earnings per share under two class method	48,852,696	48,946,055	48,842,527	48,916,988

Basic Earnings Per Common Share	$0.44	$4.60	$0.68	$5.06
Diluted Earnings Per Common Share	$0.44	$4.55	$0.67	$5.01

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Diluted EPS for the three and six months ended June 30, 2014 excluded options to purchase approximately 4.2 million and 4.0 million shares, respectively, of common stock because the effect of their inclusion would be anti-dilutive. For the same periods in 2013, diluted EPS excluded options to purchase approximately 3.2 million and 3.1 million shares, respectively.

5.	Accumulated Other Comprehensive Income

The following table sets forth our changes in accumulated other comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Unrealized gains (losses) on available-for-sale marketable securities [1] :
Beginning balance	$3,609	$7,373	$7,655	$4,838
Other comprehensive income before reclassifications	1,633	(5,274)	1,600	(3,053)
Amounts reclassified from accumulated other comprehensive income [2]	104	(1,215)	(3,909)	(901)
Ending balance	$5,346	$884	$5,346	$884

Unrealized gains on available-for-sale metropolitan district bond securities [1] :
Beginning balance	$3,920	$-	$3,920	$-
Other comprehensive income before reclassifications	590	4,494	590	4,494
Amounts reclassified from accumulated other comprehensive income	-	-	-	-
Ending balance	$4,510	$4,494	$4,510	$4,494

Total ending accumulated other comprehensive income	$9,856	$5,378	$9,856	$5,378

1.	All amounts net-of-tax.
2.	See separate table below for details about these reclassifications.

The following table sets forth the activity related to reclassifications out of accumulated other comprehensive income (loss) related to available for sale securities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Affected Line Item in the Statements of Operations	2014	2013	2014	2013
	(Dollars in thousands)
Homebuilding interest and other income	$(176)	$1,166	$6,361	$871
Financial services interest and other income	7	49	(5)	30
Income before income taxes	(169)	1,215	6,356	901
Benefit from (provision for) income taxes	65	-	(2,447)	-
Net income	$(104)	$1,215	$3,909	$901

6.	Fair Value Measurements

Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements (“ASC 820”), defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis:

		Fair Value
Financial Instrument	Hierarchy	June 30, 2014	December 31, 2013
		(Dollars in thousands)
Marketable securities (available-for-sale)
Equity securities	Level 1	$465,115	$389,323
Debt securities - maturity less than 1 year	Level 2	2,079	72,577
Debt securities - maturity 1 to 5 years	Level 2	21,723	106,566
Debt securities - maturity greater than 5 years	Level 2	16,971	19,601
Total available-for-sale securities		$505,888	$588,067

Mortgage loans held-for-sale, net	Level 2	$58,377	$92,578

Metropolitan district bond securities (related party) (available-for-sale)	Level 3	$14,291	$12,729

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

The fair value of our cash and cash equivalents, restricted cash, trade and other receivables, inventories, prepaid and other assets, accounts payable, and accrued liabilities approximate their carrying value.

Marketable Securities.  We have marketable debt and equity securities.  Our equity securities consist primarily of holdings in mutual fund securities, which invest mostly in debt securities. The remaining equity securities in our investment portfolio are holdings in corporate equities. Our debt securities consist primarily of fixed and floating rate interest earning debt securities, which may include, among others, United States government and government agency debt and corporate debt. We measure the fair value of our debt securities using a third party pricing service that either provides quoted market prices in active markets for identical or similar securities, which are level 1 inputs, or uses observable inputs for their pricing, which are level 2 inputs. As of June 30, 2014 and December 31, 2013, all of our marketable securities were treated as available-for-sale investments and, as such, we have recorded all of our marketable securities at fair value with changes in fair value being recorded as a component of accumulated other comprehensive income.

The following table sets forth the amortized cost and estimated fair value of our available-for-sale marketable securities.

	June 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Homebuilding:
Equity securities	$453,152	$460,925	$375,142	$385,303
Debt securities	31,051	31,573	181,635	183,718
Total homebuilding available-for-sale securities	$484,203	$492,498	$556,777	$569,021

Financial Services:
Equity securities	$4,000	$4,190	$4,000	$4,020
Debt securities	8,950	9,200	14,721	15,026
Total financial services available-for-sale debt securities	$12,950	$13,390	$18,721	$19,046

Total available-for-sale marketable securities	$497,153	$505,888	$575,498	$588,067

As of June 30, 2014 and December 31, 2013, our marketable securities were in net unrealized gain positions totaling $8.7 million and $12.6 million, respectively. Our marketable securities that were in unrealized loss positions aggregated to unrealized losses of $0.7 million and $1.1 million as of June 30, 2014 and December 31, 2013, respectively. The table below sets forth the debt and equity securities that were in an aggregate loss position. We do not believe that the aggregate unrealized loss related to our debt or equity securities as of June 30, 2014 is material to our operations.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

	June 30, 2014			December 31, 2013
	Number of Securities in Loss Position	Aggregate Loss Position	Aggregate Fair Value of Securities in a Loss Position	Number of Securities in Loss Position	Aggregate Loss Position	Aggregate Fair Value of Securities in a Loss Position
Type of Investment	(Dollars in thousands)
Debt	40	$(221)	$12,509	72	$(430)	$46,440
Equity	3	(480)	108,403	7	(713)	14,174
Total	43	$(701)	$120,912	79	$(1,143)	$60,614

The following tables set forth gross realized gains and losses from the sale of available-for-sale marketable securities, which were included in either interest and other income in the homebuilding section or interest and other income in the financial services section of our consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Gross realized gains on sales of available-for-sale securities
Equity securities	$-	$216	$5,518	$216
Debt securities	100	128	1,920	260
Total	$100	$344	$7,438	$476

Gross realized losses on sales of available-for-sale securities
Equity securities	$(467)	$-	$(709)	$-
Debt securities	(182)	(1,006)	(373)	(1,225)
Total	$(649)	$(1,006)	$(1,082)	$(1,225)

Net realized gain (loss) on sales of available-for-sale securities	$(549)	$(662)	$6,356	$(749)

Mortgage Loans Held-for-Sale, Net.  As of June 30, 2014, the primary components of our mortgage loans held-for-sale that are measured at fair value on a recurring basis are: (1) mortgage loans held-for-sale under commitments to sell; and (2) mortgage loans held-for-sale not under commitments to sell. At June 30, 2014 and December 31, 2013, we had $48.9 million and $66.1 million, respectively, of mortgage loans held-for-sale under commitments to sell for which fair value was based upon Level 2 inputs, which were the quoted market prices for those mortgage loans. At June 30, 2014 and December 31, 2013, we had $9.5 million and $26.5 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input.

Metropolitan District Bond Securities (Related Party).  The Metropolitan district bond securities (the “Metro Bonds”) are included in the homebuilding section of our accompanying consolidated balance sheets. We acquired the Metro Bonds from a quasi-municipal corporation in the state of Colorado (the “Metro District”), which was formed to help fund and maintain the infrastructure associated with a master-planned community being developed by our Company. Cash flows received by the Company from these securities reflect principal and interest payments from the Metro District that are supported by an annual levy on the taxable value of real estate and personal property within the Metro District’s boundaries and a one-time fee assessed on permits obtained by MDC in the Metro District. The stated year of maturity for the Metro Bonds is 2037. However, if the unpaid principal and all accrued interest are not paid off by the year 2037, the Company will continue to receive principal and interest payments in perpetuity until the unpaid principal and accrued interest is paid in full. Since 2007 and through the first quarter of 2013, we accounted for these securities under the cost recovery method and they were not carried at fair value in accordance with ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”).

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

In the second quarter of 2013, we determined that these securities no longer were required to be accounted for under the cost recovery method due to an increase in the number of new homes delivered in the community coupled with improvements in property values within the Metro District. In accordance with ASC 310-30, we will adjust the bond principal balance on a prospective basis using an interest accretion model that utilizes future cash flows expected to be collected. Furthermore, as this investment is accounted for as an available-for-sale asset, we will update its fair value on a quarterly basis, with the adjustment being recorded through other comprehensive income. The fair value is based upon a discounted future cash flow model, which uses Level 3 inputs. The two primary unobservable inputs used in our discounted cash flow model are the forecasted number of homes to be closed, as they drive any increases to the tax base for the Metro District, and the discount rate. The table below provides quantitative data, as of June 30, 2014, regarding each unobservable input and the sensitivity of fair value to potential changes in those unobservable inputs.

	Quantitative Data		Sensitivity Analysis
Unobservable Input	Range	Weighted Average	Movement in Fair Value from Increase in Input	Movement in Fair Value from Decrease in Input
Number of homes closed per year	0 to 120	93	Increase	Decrease
Discount rate	6% to 16%	11.9%	Decrease	Increase

The table set forth below summarizes the activity for our Metro Bonds:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$13,027	$5,818	$12,729	$5,818
Increase in fair value (recorded in other comprehensive income)	959	7,354	959	7,354
Change due to accretion of principal	305	663	603	663
Cash receipts	-	-	-	-
Balance at end of period	$14,291	$13,835	$14,291	$13,835

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

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
5⅜% Senior Notes due December 2014, net	$-	$-	$249,814	$258,750
5⅜% Senior Notes due July 2015, net	249,956	259,850	249,935	262,562
5⅝% Senior Notes due February 2020, net	246,156	270,938	245,871	259,688
5½% Senior Notes due January 2024, net	250,000	258,250	-	-
6% Senior Notes due January 2043	350,000	329,613	350,000	305,083
Total	$1,096,112	$1,118,651	$1,095,620	$1,086,083

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

7.	Inventories

The following table sets forth, by reportable segment, information relating to our homebuilding inventories:

	June 30,	December 31,
	2014	2013
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$349,850	$270,778
Mountain	236,784	194,101
East	171,758	171,821
Subtotal	758,392	636,700
Land and Land Under Development:
West	458,490	459,512
Mountain	244,853	211,526
East	134,546	103,923
Subtotal	837,889	774,961
Total Inventories	$1,596,281	$1,411,661

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

If events or circumstances indicate that the carrying value of our inventory may not be recoverable, assets are reviewed for impairment by comparing the undiscounted estimated future cash flows from an individual subdivision to its carrying value. If the undiscounted future cash flows are less than the subdivision’s carrying value, the carrying value of the subdivision is written down to its then estimated fair value. We generally determine the estimated fair value of each subdivision by determining the present value of the estimated future cash flows at discount rates that are commensurate with the risk of the subdivision under evaluation. For the three and six months ended June 30, 2014, we recorded $0.9 million of inventory impairment charges related to two projects in our East segment. No such charges were recorded during the three and six months ended June 30, 2013.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Homebuilding interest incurred	$16,530	$15,345	$35,712	$29,684
Less: Interest capitalized	(16,530)	(14,436)	(35,027)	(27,958)
Homebuilding interest expensed	$-	$909	$685	$1,726

Interest capitalized, beginning of period	$80,928	$72,791	$74,155	$69,143
Interest capitalized during period	16,530	14,436	35,027	27,958
Less: Previously capitalized interest included in home cost of sales	(16,522)	(12,680)	(28,246)	(22,554)
Interest capitalized, end of period	$80,936	$74,547	$80,936	$74,547

9.	Homebuilding Prepaid Expenses and Other Assets

The following table sets forth the components of homebuilding prepaid expenses and other assets.

	June 30,	December 31,
	2014	2013
	(Dollars in thousands)
Land option deposits	$18,907	$15,221
Deferred marketing costs	23,818	15,830
Prepaid expenses	3,648	4,349
Goodwill	6,008	6,008
Deferred debt issuance costs, net	12,601	11,527
Other	392	590
Total	$65,374	$53,525

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

10.	Homebuilding Accrued Liabilities and Financial Services Accounts Payable and Accrued Liabilities

The following table sets forth information relating to homebuilding accrued liabilities.

	June 30,	December 31,
	2014	2013
	(Dollars in thousands)
Accrued compensation and related expenses	$20,677	$35,990
Accrued executive deferred compensation	30,796	30,796
Accrued interest	29,953	24,198
Warranty reserves	20,178	22,238
Customer and escrow deposits	14,685	10,759
Land development and home construction accruals	7,875	9,592
Other accrued liabilities	21,126	19,248
Total accrued liabilities	$145,290	$152,821

The following table sets forth information relating to financial services accounts payable and accrued liabilities.

	June 30,	December 31,
	2014	2013
	(Dollars in thousands)
Insurance reserves	$49,363	$49,637
Accounts payable and other accrued liabilities	6,723	6,002
Total accounts payable and accrued liabilities	$56,086	$55,639

11.	Warranty Reserves

Our homes are sold with limited third-party warranties. We record accruals for general and structural warranty claims, as well as accruals for known, unusual warranty-related expenditures. Warranty accruals are recorded based upon historical payment experience in an amount estimated to be adequate to cover expected costs of materials and outside labor during warranty periods. The determination of the warranty accrual rate for closed homes and the evaluation of our warranty reserve balance at period end are based on an internally developed analysis that includes known facts and interpretations of circumstances, including, among other things, our trends in historical warranty payment levels and warranty payments for claims not considered to be normal and recurring.

Our warranty reserves are included in accrued liabilities in the homebuilding section of our consolidated balance sheets and adjustments to our warranty reserves are recorded as an increase or reduction to home cost of sales in the homebuilding section of our consolidated statements of operations.

The table set forth below summarizes accrual, adjustment and payment activity related to our warranty reserve for the three and six months ended June 30, 2014 and 2013. As a result of favorable warranty payment experience relative to our estimates at the time of home closing, we reduced our warranty reserve by $1.3 million and $2.1 million for the three and six months ended June 30, 2014, respectively, compared to no adjustments during the three months ended June 30, 2013 and $0.3 million in adjustments for the six months ended June 30, 2013.

The impact of the change in our warranty accrual rates from the three months ended June 30, 2014, as compared to three months ended June 30, 2013, and the six months ended June 30, 2014, as compared to six months ended June 30, 2014, did not materially affect our warranty expense or gross margin from home sales for the three and six months ended June 30, 2014.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$21,447	$23,098	$22,238	$23,151
Expense provisions	1,243	1,154	2,157	2,276
Cash payments	(1,237)	(1,527)	(2,142)	(3,002)
Adjustments	(1,275)	-	(2,075)	300
Balance at end of period	$20,178	$22,725	$20,178	$22,725

12.	Insurance Reserves

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

The table set forth below summarizes the insurance reserve activity for the three and six months ended June 30, 2014 and 2013. The insurance reserve is included as a component of accrued liabilities in the financial services section of the accompanying consolidated balance sheets.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$49,076	$48,949	$49,637	$47,852
Expense provisions	1,737	1,775	3,047	3,302
Cash payments, net of recoveries	(1,450)	(2,890)	(3,321)	(3,320)
Balance at end of period	$49,363	$47,834	$49,363	$47,834

In the ordinary course of business, we make payments from our insurance reserves to settle litigation claims arising primarily from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of what future cash payments will be for subsequent periods.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

14.	Income Taxes

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. As a result, we recorded income tax expense of $12.5 million and $19.6 million for the three and six months ended June 30, 2014, respectively, compared to a benefit of $186.9 million and $186.8 million for the same respective periods in 2013. Our overall effective income tax rates were 36.7% and 37.3% for the three and six months ended June 30, 2014, respectively, while our effective tax rates for the same periods in 2013 were not meaningful as the income tax benefit was not directly correlated to the amount of pretax income in such periods due to a $187.6 million benefit from the reversal of our deferred tax asset valuation allowance in the 2013 second quarter.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to our net deferred tax asset are as follows:

	June 30,	December 31,
	2014	2013
	(Dollars in thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$60,887	$70,770
State net operating loss carryforwards	41,625	40,012
Alternative minimum tax and other tax credit carryforwards	24,772	24,196
Stock-based compensation expense	25,923	26,651
Warranty, litigation and other reserves	14,186	15,543
Receivables from related party	12,081	12,132
Deferred compensation retirement plans and accrued compensation	4,313	11,136
Asset impairment charges	4,099	5,496
Inventory, additional costs capitalized for tax purposes	1,914	1,700
Other, net	4,070	3,446
Total deferred tax assets	193,870	211,082
Valuation allowance	(14,988)	(14,669)
Total deferred tax assets, net of valuation allowance	178,882	196,413

Deferred tax liabilities:
Property, equipment and other assets	5,242	5,512
Discount on notes receivable	4,204	4,204
Deferred revenue	3,715	3,985
Unrealized gain on marketable securities	3,388	4,915
Other, net	1,461	1,535
Total deferred tax liabilities	18,010	20,151
Net deferred tax asset	$160,872	$176,262

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

15.	Senior Notes

The following table sets forth the carrying amount of our senior notes as of June 30, 2014 and December 31, 2013, net of applicable discounts:

	June 30,	December 31,
	2014	2013
	(Dollars in thousands)
5⅜% Senior Notes due December 2014, net	$-	$249,814
5⅜% Senior Notes due July 2015, net	249,956	249,935
5⅝% Senior Notes due February 2020, net	246,156	245,871
5½% Senior Notes due January 2024, net	250,000	-
6% Senior Notes due January 2043	350,000	350,000
Total	$1,096,112	$1,095,620

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

During the first quarter 2014, we redeemed our 5⅜% Senior Notes due December 2014.  As a result of this transaction, we paid $259.1 million to extinguish $250 million in debt principal with a carrying value, including unamortized deferred financing costs, of $249.7 million and recorded a $9.4 million expense for loss on extinguishment of debt.

Our senior notes are not secured and, while the senior note indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by substantially all of our homebuilding segment subsidiaries.

16.	Stock Based Compensation

We account for share-based awards in accordance with ASC 718, Compensation-Stock Compensation, which requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period. Stock-based compensation awards are valued at fair value on the date of grant.

During the three and six months ended June 30, 2014, we expensed $0.6 million and $1.2 million, respectively, for stock option grants, compared to $0.8 million and $2.8 million, respectively, during the same periods in 2013. We expensed $0.6 million and $1.3 million for restricted stock awards during the three and six months ended June 30, 2014, respectively, compared to $1.0 million and $2.4 million, respectively, during the same periods in 2013.

17.	Commitments and Contingencies

Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At June 30, 2014, we had issued and outstanding surety bonds and letters of credit totaling $116.5 million and $37.2 million, respectively, including $21.2 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $47.1 million and $7.1 million, respectively. The letters of credit as of June 30, 2014, excluding those issued by HomeAmerican, were outstanding under our unsecured revolving credit facility (see Note 19 for further discussion of the revolving credit facility). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

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

The following table summarizes the mortgage loan loss reserve activity.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$873	$1,140	$1,370	$976
Expense provisions	-	378	-	628
Cash payments	-	(70)	-	(156)
Adjustments	(159)	(98)	(656)	(98)
Balance at end of period	$714	$1,350	$714	$1,350

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

Lot Option Contracts. In the normal course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allow us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, and minimizes the amount of our land inventories on our consolidated balance sheets. Our obligation with respect to Option Contracts is generally limited to forfeiture of the related deposits. At June 30, 2014, we had cash deposits and letters of credit totaling $16.6 million and $3.4 million, respectively, at risk associated with the option to purchase 3,305 lots.

18.	Derivative Financial Instruments

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

At June 30, 2014, we had interest rate lock commitments with an aggregate principal balance of $79.6 million. Additionally, we had $9.5 million of mortgage loans held-for-sale that were not under commitments to sell at June 30, 2014. In order to hedge the changes in fair value of our interest rate lock commitments and mortgage loans held-for-sale which had not yet been committed to a mortgage purchaser, we had forward sales of securities totaling $56.0 million at June 30, 2014.

For the three and six months ended June 30, 2014, we recorded net gains (losses) on our derivatives of $0.1 million and $(0.4) million, respectively, compared to $0.6 million and $1.4 million for the same periods in 2013.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

19.	Lines of Credit

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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of June 30, 2014.

We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At June 30, 2014 and December 31, 2013, there were $16.0 million and $14.9 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. As of June 30, 2014 we had $10.0 million in borrowings outstanding under the Revolving Credit Facility and no outstanding borrowings as of December 31, 2013.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement, (the “Mortgage Repurchase Facility”), with U.S. Bank National Association (“USBNA”). This agreement was amended on September 20, 2013 and extended until September 19, 2014. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. The Mortgage Repurchase Facility, which had a temporary increase in the maximum aggregate commitment from $50 million to $80 million from December 31, 2013 through January 30, 2014, had a maximum aggregate commitment of $50 million as of June 30, 2014. At June 30, 2014 and December 31, 2013, we had $32.2 million and $63.1 million, respectively, of mortgage loans that we were obligated to repurchase under our Mortgage Repurchase Facility. Mortgage loans that we are obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a Pricing Rate equal to the greater of (i) the LIBOR Rate (as defined in the Mortgage Repurchase Facility) plus 2.75%, or (ii) 3.00%. The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth Ratio, (iii) a minimum Adjusted Net Income requirement, and (iv) a minimum Liquidity requirement. The foregoing terms are defined in the Mortgage Repurchase Facility. We believe we were in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of June 30, 2014.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Balance Sheet

	June 30, 2014
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	Dollars in thousands
ASSETS
Homebuilding:
Cash and cash equivalents	$97,014	$3,136	$-	$-	$100,150
Marketable securities	492,498	-	-	-	492,498
Restricted cash	-	2,188	-	-	2,188
Trade receivables	6,707	22,939	-	(2,396)	27,250
Inventories:
Housing completed or under construction	-	758,392	-	-	758,392
Land and land under development	-	837,889	-	-	837,889
Total inventories	-	1,596,281	-	-	1,596,281

Intercompany receivables	1,405,057	2,854	5,653	(1,413,564)	-
Investment in subsidiaries	225,275	-	-	(225,275)	-
Metropolitan district bond securities (related party)	14,291	-	-	-	14,291
Deferred tax asset, net	157,837	-	-	3,035	160,872
Other assets, net	40,311	55,828	-	-	96,139
Total Homebuilding Assets	2,438,990	1,683,226	5,653	(1,638,200)	2,489,669

Financial Services:
Cash and cash equivalents	-	-	29,881	-	29,881
Marketable securities	-	-	13,390	-	13,390
Intercompany receivables	-	-	40,176	(40,176)	-
Mortgage loans held-for-sale, net	-	-	58,377	-	58,377
Other assets, net	-	-	8,279	(3,035)	5,244
Total Financial Services Assets	-	-	150,103	(43,211)	106,892
Total Assets	$2,438,990	$1,683,226	$155,756	$(1,681,411)	$2,596,561

LIABILITIES AND EQUITY

Homebuilding:
Accounts payable	$-	$34,266	$-	$-	$34,266
Accrued liabilities	61,586	81,886	60	1,758	145,290
Advances and notes payable to parent and subsidiaries	48,683	1,378,100	23,786	(1,450,569)	-
Revolving credit facility	10,000	-	-	-	10,000
Senior notes, net	1,096,112	-	-	-	1,096,112
Total Homebuilding Liabilities	1,216,381	1,494,252	23,846	(1,448,811)	1,285,668

Financial Services:
Accounts payable and other liabilities	-	-	60,240	(4,154)	56,086
Advances and notes payable to parent and subsidiaries	-	-	3,171	(3,171)	-
Mortgage repurchase facility	-	-	32,198	-	32,198
Total Financial Services Liabilities	-	-	95,609	(7,325)	88,284
Total Liabilities	1,216,381	1,494,252	119,455	(1,456,136)	1,373,952

Equity:
Total Stockholders' Equity	1,222,609	188,974	36,301	(225,275)	1,222,609
Total Liabilities and Stockholders' Equity	$2,438,990	$1,683,226	$155,756	$(1,681,411)	$2,596,561

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Balance Sheet

	December 31, 2013
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and cash equivalents	$145,180	$3,454	$-	$-	$148,634
Marketable securities	569,021	-	-	-	569,021
Restricted cash	-	2,195	-	-	2,195
Trade receivables	915	27,951	-	(5,459)	23,407
Inventories:
Housing completed or under construction	-	636,700	-	-	636,700
Land and land under development	-	774,961	-	-	774,961
Total inventories	-	1,411,661	-	-	1,411,661

Intercompany receivables	1,144,292	2,576	1,899	(1,148,767)	-
Investment in subsidiaries	335,870	-	-	(335,870)	-
Deferred tax asset, net	172,975	-	-	3,287	176,262
Metropolitan district bond securities (related party)	12,729	-	-	-	12,729
Other assets, net	41,204	43,569	-	-	84,773
Total Homebuilding Assets	2,422,186	1,491,406	1,899	(1,486,809)	2,428,682

Financial Services:
Cash and cash equivalents	-	-	50,704	-	50,704
Marketable securities	-	-	19,046	-	19,046
Intercompany receivables	-	-	11,216	(11,216)	-
Mortgage loans held-for-sale, net	-	-	92,578	-	92,578
Other assets, net	-	-	7,726	(3,287)	4,439
Total Financial Services Assets	-	-	181,270	(14,503)	166,767
Total Assets	$2,422,186	$1,491,406	$183,169	$(1,501,312)	$2,595,449

LIABILITIES AND EQUITY

Homebuilding:
Accounts payable	$13	$15,033	$-	$-	$15,046
Accrued liabilities	97,612	56,334	82	(1,207)	152,821
Advances and notes payable to parent and subsidiaries	15,692	1,121,581	19,668	(1,156,941)	-
Senior notes, net	1,095,620	-	-	-	1,095,620
Total Homebuilding Liabilities	1,208,937	1,192,948	19,750	(1,158,148)	1,263,487

Financial Services:
Accounts payable and other liabilities	-	-	59,891	(4,252)	55,639
Advances and notes payable to parent and subsidiaries	-	-	3,042	(3,042)	-
Mortgage repurchase facility	-	-	63,074	-	63,074
Total Financial Services Liabilities	-	-	126,007	(7,294)	118,713
Total Liabilities	1,208,937	1,192,948	145,757	(1,165,442)	1,382,200

Equity:
Total Stockholders' Equity	1,213,249	298,458	37,412	(335,870)	1,213,249
Total Liabilities and Stockholders' Equity	$2,422,186	$1,491,406	$183,169	$(1,501,312)	$2,595,449

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statement of Operations

	Three Months Ended June 30, 2014
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
Homebuilding:	(Dollars in thousands)
Revenues	$-	$431,261	$-	$-	$431,261
Cost of Sales	-	(356,697)	-	-	(356,697)
Inventory impairments	-	(850)	-	-	(850)
Gross margin	-	73,714	-	-	73,714
Selling, general, and administrative expenses	(10,644)	(38,977)	-	(177)	(49,798)
Equity income of subsidiaries	25,679	-	-	(25,679)	-
Interest and other income	4,114	506	6	(13)	4,613
Interest expense	-	-	-	-	-
Other expense	(2)	(1,078)	-	-	(1,080)
Loss on early extinguishment of debt	-	-	-	-	-
Homebuilding pretax income (loss)	19,147	34,165	6	(25,869)	27,449
Financial Services:
Financial services pretax income	-	-	6,387	190	6,577
Income before income taxes	19,147	34,165	6,393	(25,679)	34,026
(Provision) benefit for income taxes	2,395	(12,494)	(2,385)	-	(12,484)
Net income	$21,542	$21,671	$4,008	$(25,679)	$21,542
Other comprehensive income related to available for sale securities, net of tax	2,327	-	53	(53)	2,327
Comprehensive income	$23,869	$21,671	$4,061	$(25,732)	$23,869

	Three Months Ended June 30, 2013
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
Homebuilding:	(Dollars in thousands)
Revenues	$-	$402,134	$-	$-	$402,134
Cost of Sales	-	(329,362)	-	-	(329,362)
Inventory impairments	-	-	-	-	-
Gross margin	-	72,772	-	-	72,772
Selling, general, and administrative expenses	(14,517)	(37,299)	(3)	(89)	(51,908)
Equity income of subsidiaries	39,829	-	-	(39,829)	-
Interest and other income	9,864	336	-	-	10,200
Interest expense	(909)	-	-	-	(909)
Other expense	(5)	(361)	-	-	(366)
Loss on early extinguishment of debt	-	-	-	-	-
Homebuilding pretax income (loss)	34,262	35,448	(3)	(39,918)	29,789
Financial Services:
Financial services pretax income	-	-	8,134	89	8,223
Income before income taxes	34,262	35,448	8,131	(39,829)	38,012
(Provision) benefit for income taxes	190,647	(748)	(3,002)	-	186,897
Net income	$224,909	$34,700	$5,129	$(39,829)	$224,909
Other comprehensive income related to available for sale securities, net of tax	(1,995)	-	(196)	196	(1,995)
Comprehensive income	$222,914	$34,700	$4,933	$(39,633)	$222,914

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statement of Operations

	Six Months Ended June 30, 2014
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
Homebuilding:	(Dollars in thousands)
Revenues	$-	$749,795	$-	$-	$749,795
Cost of Sales	-	(616,175)	-	-	(616,175)
Inventory impairments	-	(850)	-	-	(850)
Gross margin	-	132,770	-	-	132,770
Selling, general, and administrative expenses	(22,721)	(75,087)	-	(332)	(98,140)
Equity income of subsidiaries	42,752	-	-	(42,752)	-
Interest and other income	17,341	835	9	(23)	18,162
Interest expense	(685)	-	-	-	(685)
Other expense	(4)	(1,689)	-	-	(1,693)
Loss on early extinguishment of debt	(9,412)	-	-	-	(9,412)
Homebuilding pretax income (loss)	27,271	56,829	9	(43,107)	41,002
Financial Services:
Financial services pretax income	-	-	11,309	355	11,664
Income before income taxes	27,271	56,829	11,318	(42,752)	52,666
(Provision) benefit for income taxes	5,775	(21,171)	(4,224)	-	(19,620)
Net income	$33,046	$35,658	$7,094	$(42,752)	$33,046
Other comprehensive income related to available for sale securities, net of tax	(1,719)	-	115	(115)	(1,719)
Comprehensive income	$31,327	$35,658	$7,209	$(42,867)	$31,327

	Six Months Ended June 30, 2013
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
Homebuilding:
Revenues	$-	$735,130	$-	$(1,248)	$733,882
Cost of Sales	-	(604,686)	-	1,248	(603,438)
Inventory impairments	-	-	-	-	-
Gross margin	-	130,444	-	-	130,444
Selling, general, and administrative expenses	(30,096)	(69,845)	(3)	(165)	(100,109)
Equity income of subsidiaries	69,658	-	-	(69,658)	-
Interest and other income	16,057	692	-	-	16,749
Interest expense	(1,726)	-	-	-	(1,726)
Other expense	(8)	(714)	-	-	(722)
Loss on early extinguishment of debt	-	-	-	-	-
Homebuilding pretax income (loss)	53,885	60,577	(3)	(69,823)	44,636
Financial Services:
Financial services pretax income	-	-	15,797	165	15,962
Income before income taxes	53,885	60,577	15,794	(69,658)	60,598
(Provision) benefit for income taxes	193,540	(826)	(5,887)	-	186,827
Net income	$247,425	$59,751	$9,907	$(69,658)	$247,425
Other comprehensive income related to available for sale securities, net of tax	540	-	(292)	292	540
Comprehensive income	$247,965	$59,751	$9,615	$(69,366)	$247,965

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statement of Cash Flows

	Six Months Ended June 30, 2014
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(26,472)	$(110,958)	$41,158	$-	$(96,272)
Net cash used in investing activities	3,390	(223)	5,664	74,094	82,925
Financing activities:
Payments from (advances to) subsidiaries	-	110,863	(36,769)	(74,094)	-
Advances on mortgage repurchase facility, net	-	-	(30,876)	-	(30,876)
Proceeds from issuance of senior notes	248,375	-	-	-	248,375
Repayment of senior notes	(259,118)	-	-	-	(259,118)
Advances on revolving credit facility, net	10,000	-	-	-	10,000
Dividend payments	(24,412)	-	-	-	(24,412)
Proceeds from exercise of stock options	71	-	-	-	71
Net cash provided by (used in) financing activities	(25,084)	110,863	(67,645)	(74,094)	(55,960)

Net increase in cash and cash equivalents	(48,166)	(318)	(20,823)	-	(69,307)
Cash and cash equivalents:
Beginning of period	145,180	3,454	50,704	-	199,338
End of period	$97,014	$3,136	$29,881	$-	$130,031

	Six Months Ended June 30, 2013
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$14,053	$(261,545)	$101,249	$-	$(146,243)
Net cash used in investing activities	(287,067)	(629)	8,038	190,647	(89,011)
Financing activities:
Payments from (advances to) subsidiaries	-	262,803	(72,156)	(190,647)	-
Mortgage repurchase facility	-	-	(27,479)	-	(27,479)
Proceeds from the issuance of senior notes	346,938	-	-	-	346,938
Proceeds from exercise of stock options	5,118	-	-	-	5,118
Net cash provided by (used in) financing activities	352,056	262,803	(99,635)	(190,647)	324,577

Net increase (decrease) in cash and cash equivalents	79,042	629	9,652	-	89,323
Cash and cash equivalents:
Beginning of period	125,904	3,308	30,883	-	160,095
End of period	$204,946	$3,937	$40,535	$-	$249,418

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$430,743	$400,327	$749,277	$732,075
Land sale revenues	518	1,807	518	1,807
Total home and land sale revenues	431,261	402,134	749,795	733,882
Home cost of sales	(356,175)	(327,927)	(615,653)	(602,003)
Land cost of sales	(522)	(1,435)	(522)	(1,435)
Inventory impairments	(850)	-	(850)	-
Total cost of sales	(357,547)	(329,362)	(617,025)	(603,438)
Gross margin	73,714	72,772	132,770	130,444
Gross margin %	17.1%	18.1%	17.7%	17.8%
Selling, general and administrative expenses	(49,798)	(51,908)	(98,140)	(100,109)
Interest and other income	4,613	10,200	18,162	16,749
Interest expense	-	(909)	(685)	(1,726)
Other expense	(1,080)	(366)	(1,693)	(722)
Loss on early extinguishment of debt	-	-	(9,412)	-
Homebuilding pretax income	27,449	29,789	41,002	44,636

Financial Services:
Revenues	11,491	13,884	20,714	26,390
Expenses	(5,615)	(6,581)	(10,539)	(12,223)
Interest and other income	701	920	1,489	1,795
Financial services pretax income	6,577	8,223	11,664	15,962

Income before income taxes	34,026	38,012	52,666	60,598
Benefit from (provision for) income taxes	(12,484)	186,897	(19,620)	186,827
Net income	$21,542	$224,909	$33,046	$247,425

Earnings per share:
Basic	$0.44	$4.60	$0.68	$5.06
Diluted	$0.44	$4.55	$0.67	$5.01

Weighted average common shares outstanding:
Basic	48,640,979	48,478,076	48,613,521	48,410,486
Diluted	48,852,696	48,946,055	48,842,527	48,916,988

Dividends declared per share	$0.25	$-	$0.50	$-

Cash provided by (used in):
Operating Activities	$24,881	$(90,825)	$(96,272)	$(146,243)
Investing Activities	$19,678	$18,058	$82,925	$(89,011)
Financing Activities	$(9,347)	$106,505	$(55,960)	$324,577

Overview

For both the three and six months ended June 30, 2014, our results were impacted by slower homebuilding industry conditions compared with the same periods a year ago, including more modest home price appreciation and a reduced pace of homes sales. We believe that the industry volatility we have seen is a short-term phenomenon, resulting from caution shown by many potential homebuyers, especially in the first-time buyer segment, following a significant increase in home prices in 2013 and tepid economic trends that have persisted for much of the past year. Our increased active community count, inventory management strategies and efforts to contain overhead costs have helped us partially offset the impact of the short-term decrease in overall demand as well as the lower backlog level that we had at the beginning of both the three and six month periods. Additionally, toward the end of the second quarter, we saw improvements in employment levels and consumer confidence, which supports our long-term view that the homebuilding industry should improve in the coming years.

Our net income for the 2014 second quarter was $21.5 million, or $0.44 per diluted share, compared to net income of $224.9 million, or $4.55 per diluted share, for the year earlier period. The decrease was attributable primarily to a $187.6 million benefit from the reversal of our deferred tax asset valuation allowance in the 2013 second quarter, while for the 2014 second quarter we had no such benefit and recognized $12.5 million of income tax expense. The quarter was also negatively impacted by a decline in our gross margin from home sales and a $5.6 million reduction in interest and other income, partially offset by an increase in home sale revenues and an improvement in our homebuilding selling, general and administrative (“SG&A”) expenses as a percentage of home sale revenues (“SG&A rate”).

For the 2014 second quarter, home sale revenues increased by $30.4 million, or 8%, year-over-year to $430.7 million, driven primarily by a 10% increase in average selling price, which was the result of price increases achieved during much of 2013, and, to a lesser extent, the geographic mix of homes delivered. Our home closings decreased only slightly for the quarter despite a 16% year-over-year decline in our beginning backlog, as we increased the number of homes that were both sold and delivered during the quarter, which was the direct result of our strategy to increase our supply of speculative homes available for quick delivery.

Our gross margin from home sales for the quarter decreased 100 basis points year-over-year to 17.1%, in large part due to higher interest in cost of sales and a $0.9 million impairment. Excluding interest in cost of sales and impairments1, our gross margin was 21.1% for the 2014 second quarter, down 20 basis points versus 21.3% in the same quarter in 2013. In addition, cost increases, including direct construction and land costs, combined with additional incentives offered in certain markets to spur demand in a slower homebuilding environment partly offset the impact of home price increases we captured in prior periods. The decrease in our gross margin percentage, however, was more than offset by a year-over-year improvement in our SG&A rate of 140 basis points to 11.6%, resulting primarily from increases in home sale revenues, lower incentive and stock-based compensation expenses, and lower legal expenses.

For the 2014 second quarter, we experienced our first year-over-year increase in net new orders since the first quarter of 2013. The dollar value of net new orders increased by $59.3 million, or 12%, year-over-year, to $544.8 million for the 2014 second quarter. The increase was driven by both a 5% increase in the number of net new orders, resulting from an 11% increase in average active communities to 158 for the 2014 second quarter, and a 7% increase in average selling price.

For the six months ended June 30, 2014, our net income was $33.0 million, or $0.67 per diluted share, compared to net income of $247.4 million, or $5.01 per diluted share, for the year earlier period. The decrease was attributable primarily to the $187.6 million benefit from the reversal of our deferred tax asset valuation allowance in the 2013 second quarter, while for the six months ended June 30, 2014 we had no such benefit and recognized $19.6 million of income tax expense. The six month period for 2014 was also adversely impacted by a $9.4 million charge related to the early extinguishment of debt recognized in the 2014 first quarter and a 27% decline in financial services income due primarily to more competitive mortgage market conditions and higher interest rates, which was partially offset by a 60 basis point decrease in our SG&A rate.

We increased inventories by $184.6 million since the beginning of the year, including the purchase of nearly 1,150 lots in 38 communities during the 2014 second quarter, resulting in a 13% year-over-year increase in the total supply of lots owned and under option at June 30, 2014. The investment in inventories was funded using our cash and marketable securities. Including amounts available under our $450 million revolving credit facility, we ended the second quarter with total liquidity of approximately $1.1 billion, up 20% over the prior year. We believe that this level of liquidity provides the appropriate balance for us between supporting potential growth opportunities and providing protection from the volatile and cyclical nature of the housing market.

1 See reconciliation of non-GAAP measures in the Gross Margin section below.

Homebuilding

Pretax Income

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2014	2013	Amount	%	2014	2013	Amount	%
	(Dollars in thousands)
West	$16,695	$16,779	$(84)	(1)%	$29,345	$27,390	$1,955	7%
Mountain	12,182	14,142	(1,960)	(14)%	19,541	27,138	(7,597)	(28)%
East	5,296	4,523	773	17%	7,957	6,051	1,906	31%
Corporate	(6,724)	(5,655)	(1,069)	19%	(15,841)	(15,943)	102	(1)%
Total homebuilding pretax income	$27,449	$29,789	$(2,340)	(8)%	$41,002	$44,636	$(3,634)	(8)%

For the 2014 second quarter, homebuilding pretax income decreased $2.3 million to $27.4 million, compared to pretax income of $29.8 million for the second quarter of 2013. Overall, the impact of a 100 basis point decrease in our gross margin from home sales and a $5.6 million year-over-year reduction in interest and other income more than offset an 8% increase in home sale revenues and a 140 basis point improvement in our SG&A rate. The decline in interest and other income was the primary driver for the $1.1 million decrease in pretax income for our Corporate segment, although the impact was partially offset by lower incentive and stock-based compensation expense in the 2014 second quarter as compared to the prior year. The $2.0 million year-over-year decrease in pretax income for our Mountain segment resulted from higher SG&A expenses incurred to prepare for both growth in unit volume and the opening of new subdivisions.

Homebuilding pretax income for the six months ended June 30, 2014 was $41.0 million, down $3.6 million from $44.6 million for the six months ended June 30, 2013, largely due to a charge of $9.4 million related to the early extinguishment of debt, which was partially offset by lower incentive and stock-based compensation expense. Pretax income in our Mountain segment decreased by $7.6 million year-over-year, largely due to a 7% decline in the dollar value of new homes delivered combined with a lower gross margin percentage as well as higher SG&A expenses incurred to prepare for both growth in unit volume and the opening of new subdivisions. This decrease was partially offset by higher pretax income in our West and East segments driven mostly by year-over-year improvements in home sale revenues and gross margin percentage.

Assets

	June 30,	December 31,	Change
	2014	2013	Amount	%
	(Dollars in thousands)
West	$846,832	$760,450	$86,382	11%
Mountain	500,365	418,796	81,569	19%
East	333,174	297,627	35,547	12%
Corporate	809,298	951,809	(142,511)	(15)%
Total homebuilding assets	$2,489,669	$2,428,682	$60,987	3%

Overall, homebuilding assets increased slightly during the first half of 2014. Homebuilding assets in our West, Mountain and East segments increased from December 31, 2013 as incremental investments in both land and new construction drove an increase in our inventory balances. The funds for these investments came from our Corporate segment, resulting in a decline in Corporate segment assets of $142.5 million.

Home and land sale revenues

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2014	2013	Amount	%	2014	2013	Amount	%
	(Dollars in thousands)
West	$189,661	$164,514	$25,147	15%	$326,083	$299,493	$26,590	9%
Mountain	146,665	133,768	12,897	10%	247,610	267,145	(19,535)	(7)%
East	94,935	103,852	(8,917)	(9)%	176,102	167,244	8,858	5%
Total home and land sale revenues	$431,261	$402,134	$29,127	7%	$749,795	$733,882	$15,913	2%

For the 2014 second quarter, home sale revenues increased by $29.1 million year-over-year to $431.3 million. For the six months ended June 30, 2014, home sale revenues increased by $15.9 million over the prior year period to $749.8 million. The increase for both periods was primarily driven by 10% and 11% increases, respectively, in our average selling prices. For the six month period, the increase in average selling price was largely offset by an 8% decrease in the number of homes delivered.

New Home Deliveries

	Three Months Ended June 30,
	2014			2013			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	184	$47,413	$257.7	130	$30,472	$234.4	42%	56%	10%
California	143	70,898	495.8	167	61,199	366.5	(14)%	16%	35%
Nevada	144	42,782	297.1	161	41,850	259.9	(11)%	2%	14%
Washington	78	28,568	366.3	98	30,992	316.2	(20)%	(8)%	16%
West	549	189,661	345.5	556	164,513	295.9	(1)%	15%	17%
Colorado	328	132,004	402.5	309	113,320	366.7	6%	16%	10%
Utah	44	14,143	321.4	59	18,643	316.0	(25)%	(24)%	2%
Mountain	372	146,147	392.9	368	131,963	358.6	1%	11%	10%
Maryland	81	36,351	448.8	83	35,407	426.6	(2)%	3%	5%
Virginia	67	35,023	522.7	95	47,350	498.4	(29)%	(26)%	5%
Florida	89	23,561	264.7	81	21,094	260.4	10%	12%	2%
East	237	94,935	400.6	259	103,851	401.0	(8)%	(9)%	(0)%
Total	1,158	$430,743	$372.0	1,183	$400,327	$338.4	(2)%	8%	10%

	Six Months Ended June 30,
	2014			2013			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	309	$80,085	$259.2	270	$63,633	$235.7	14%	26%	10%
California	235	111,998	476.6	313	110,788	354.0	(25)%	1%	35%
Nevada	264	82,719	313.3	294	74,595	253.7	(10)%	11%	23%
Washington	142	51,281	361.1	159	50,476	317.5	(11)%	2%	14%
West	950	326,083	343.2	1,036	299,492	289.1	(8)%	9%	19%
Colorado	576	225,387	391.3	613	226,808	370.0	(6)%	(1)%	6%
Utah	68	21,705	319.2	126	38,532	305.8	(46)%	(44)%	4%
Mountain	644	247,092	383.7	739	265,340	359.1	(13)%	(7)%	7%
Maryland	158	73,256	463.6	137	57,111	416.9	15%	28%	11%
Virginia	124	62,290	502.3	158	76,469	484.0	(22)%	(19)%	4%
Florida	155	40,556	261.7	131	33,663	257.0	18%	20%	2%
East	437	176,102	403.0	426	167,243	392.6	3%	5%	3%
Total	2,031	$749,277	$368.9	2,201	$732,075	$332.6	(8)%	2%	11%

The number of homes delivered decreased by 2% and 8%, respectively, for the three and six months ended June 30, 2014. However, as a direct result of our strategy to increase our inventory of speculative homes during the last half of 2013, we were able to increase the number of homes both sold and delivered year-over-year during the three and six month periods ended June 30, 2014, which helped offset the impact of 23% and 16% year-over-year declines in our beginning backlog unit levels as of December 31, 2013 and March 31, 2014, respectively.

We experienced increases in the average selling price of homes delivered during the three and six months ended June 30, 2014 in all of our markets. The improvements in our average selling price were driven by price increases implemented during 2013 and a mix shift to higher-priced homes in certain markets, particularly in California.

Gross Margin

Our gross margin from home sales for the 2014 second quarter decreased 100 basis points year-over-year to 17.1%, in large part due to higher capitalized interest in cost of sales and a $0.9 million impairment. Excluding interest in cost of sales and impairments, our gross margin was 21.1% for the 2014 second quarter, down 20 basis points versus 21.3% in the same quarter in 2013 (please see the table set forth below reconciling this non-GAAP measure to our gross margin from home sales). In addition, cost increases, including direct construction and land costs, combined with additional incentives offered in certain markets partially offset the impact of home price increases we captured in prior periods. On a sequential basis, our gross margin from home sales for the 2014 second quarter declined 140 basis points from 18.5%.

Our gross margin from home sales for the six months ended June 30, 2014 was 17.7%, down slightly from 17.8% in the same period in the prior year. Gross margin excluding inventory impairments and interest in cost of sales for the six months ended June 30, 2014 was 21.6%, an increase from 20.9% for the same period in 2013.

The table set forth below is a reconciliation of our gross margin from home sales to gross margin from home sales excluding interest in cost of sales and inventory impairments, which is a non-GAAP measure.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	Gross Margin %	2013	Gross Margin %	2014	Gross Margin %	2013	Gross Margin %
	(Dollars in thousands)
Gross Margin	$73,714	17.1%	$72,772	18.1%	$132,770	17.7%	$130,444	17.8%
Less: Land Sales Revenue	(518)		(1,807)		(518)		(1,807)
Add: Land Cost of Sales	522		1,435		522		1,435
Gross Margin from Home Sales	73,718	17.1%	72,400	18.1%	132,774	17.7%	130,072	17.8%
Add: Inventory Impairments	850		-		850		-
Gross Margin from Home Sales
Excluding Impairments (1)	74,568	17.3%	72,400	18.1%	133,624	17.8%	130,072	17.8%
Add: Interest in Cost of Sales	16,522		12,680		28,246		22,554
Adjusted Gross Margin from Home Sales (1)	$91,090	21.1%	$85,080	21.3%	$161,870	21.6%	$152,626	20.8%

(1)

Gross Margin from Home Sales Excluding Impairments and Adjusted Gross Margin from Home Sales are non-GAAP financial measures. We believe this information is meaningful as it isolates the impact that interest and impairments have on our Gross Margin from Home Sales and permits investors to make better comparisons with our competitors, who also break out and adjust gross margins in a similar fashion.

Inventory Impairments

For each of the three and six months ended June 30, 2014, we recorded $0.9 million of inventory impairment charges related to two projects in our East segment. No such charges were recorded during the three and six months ended June 30, 2013.

The following table sets forth the number of subdivisions and carrying value of the inventory we tested for impairment during the first and second quarters of 2014 and 2013.

Six Months Ended	Total Subdivisions Tested for Impairment During Quarter	Carrying Value of Inventory Tested for Impairment During Quarter	Carrying Value of Impaired Inventory Before Impairment at Quarter End	Inventory Impairments	Fair Value of Inventory After Impairments	Number of Subdivisions Impaired During the Quarter	Number of Lots Impaired During the Quarter
	(Dollars in thousands)
March 31, 2014	16	$37,404	$-	$-	$-	-	-
June 30, 2014	16	53,591	5,135	850	4,285	2	23
Six Month Total	32	$90,995	$5,135	$850	$4,285	2	23

March 31, 2013	17	$42,919	$-	$-	$-	-	-
June 30, 2013	23	48,329	-	-	-	-	-
Six Month Total	40	$91,248	$-	$-	$-	-	-

Selling, General and Administrative Expenses

Our SG&A rate improved 140 basis points from 13.0% in the 2013 second quarter to 11.6% in the 2014 second quarter. For the six months ended June 30, 2014, our SG&A rate improved 60 basis points from 13.7% in 2013 to 13.1%. The improvement in our SG&A rate for both periods was attributable primarily to the increases in home sale revenues for both periods, lower incentive and stock-based compensation expenses, and lower legal expenses, including a net legal recovery of $1.4 million in our East segment.

Interest and Other Income

For the three months ended June 30, 2014, our interest and other income decreased $5.6 million from the same period in 2013. The decrease was primarily driven by significantly lower interest income resulting from lower overall cash and investment balances due to the increased investment in real estate inventories to grow our community count.

For the six months ended June 30, 2014, our interest and other income increased $1.4 million from the same period in 2013. This increase was primarily driven by $6.4 million in net gains from the sale of debt and equity marketable securities, but was substantially offset by lower interest earned following the sale of those securities.

Early Extinguishment of Debt

During the six months ended June 30, 2014, we redeemed $250 million of senior notes due December 2014, which resulted in an early extinguishment of debt charge of $9.4 million. We funded the early redemption of our senior notes using proceeds from the January 2014 issuance of $250 million 10-year senior notes due in 2024 and from selling a portion of our marketable securities portfolio.

Other Homebuilding Operating Data

Net New Orders:

	Three Months Ended June 30,
	2014				2013				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *
	(Dollars in thousands)
Arizona	262	$74,051	$282.6	2.65	196	$48,825	$249.1	3.84	34%	52%	13%	(31)%
California	214	101,695	475.2	4.14	196	79,196	404.1	5.23	9%	28%	18%	(21)%
Nevada	180	57,456	319.2	3.75	152	49,085	322.9	4.94	18%	17%	(1)%	(24)%
Washington	74	27,960	377.8	2.67	94	31,016	330.0	2.72	(21)%	(10)%	14%	(2)%
West	730	261,162	357.8	3.22	638	208,122	326.2	4.15	14%	25%	10%	(22)%
Colorado	410	171,001	417.1	3.67	381	143,754	377.3	3.30	8%	19%	11%	11%
Utah	55	17,517	318.5	3.06	44	14,582	331.4	2.10	25%	20%	(4)%	46%
Mountain	465	188,518	405.4	3.58	425	158,336	372.6	3.11	9%	19%	9%	15%
Maryland	77	37,877	491.9	1.71	112	53,091	474.0	1.84	(31)%	(29)%	4%	(7)%
Virginia	64	31,305	489.1	2.59	90	43,830	487.0	2.50	(29)%	(29)%	0%	4%
Florida	83	25,966	312.8	1.78	86	22,080	256.7	2.25	(30%	18%	22%	(21)%
East	224	95,148	424.8	1.93	288	119,001	413.2	2.13	(22)%	(20)%	3%	(9)%
Total	1,419	$544,828	$384.0	3.00	1,351	$485,459	$359.3	3.18	5%	12%	7%	(6)%

	Six Months Ended June 30,
	2014				2013				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate
	(Dollars in thousands)
Arizona	453	$127,560	$281.6	2.50	323	$79,760	$246.9	3.36	40%	60%	14%	(26)%
California	367	178,119	485.3	4.12	360	140,358	389.9	4.77	2%	27%	24%	(14)%
Nevada	330	102,618	311.0	3.50	322	95,267	295.9	4.94	2%	8%	5%	(29)%
Washington	166	62,212	374.8	2.69	187	59,942	320.5	2.91	(11)%	4%	17%	(8)%
West	1,316	470,509	357.5	3.09	1,192	375,327	314.9	3.96	10%	25%	14%	(22)%
Colorado	806	333,920	414.3	3.60	799	291,343	364.6	3.40	1%	15%	14%	6%
Utah	98	32,219	328.8	2.86	109	35,179	322.7	1.99	(10)%	(8)%	2%	44%
Mountain	904	366,139	405.0	3.50	908	326,522	359.6	3.13	(0)%	12%	13%	12%
Maryland	145	69,515	479.4	1.51	202	91,526	453.1	1.76	(28)%	(24)%	6%	(14)%
Virginia	123	61,485	499.9	2.21	183	92,714	506.6	2.51	(33)%	(34)%	(1)%	(12)%
Florida	167	52,490	314.3	1.97	166	42,626	256.8	2.11	1%	23%	22%	(7)%
East	435	183,490	421.8	1.84	551	226,866	411.7	2.07	(21)%	(19)%	2%	(11)%
Total	2,655	$1,020,138	$384.2	2.88	2,651	$928,715	$350.3	3.09	0%	10%	10%	(7)%

* Calculated as total net new orders in period ÷ average active communities during period ÷ number of months in period

For the three and six months ended June 30, 2014, the dollar value of net new orders increased 12% and 10%, respectively, compared to the same periods in the prior year. The year-over-year increases were driven primarily by increases in our average selling price, particularly in our West and Mountain segments. Our net new orders were up 5% for the 2014 second quarter, which was aided by an 11% increase in our average active community count, most notably in our West segment, while our monthly absorption rate was down 6% to 3.0 sales per community versus 3.2 in the prior year period.

Our only increase in monthly absorption rate for both periods came in the Mountain segment, largely due to the strength in our Colorado market combined with the stabilization of our Utah market. The absorption declines in our other segments reflected slower demand in most of our markets compared with a year ago. Furthermore, the absorption rate in Maryland and Virginia during the first quarter of 2014 was also impacted by extreme winter weather conditions, which slowed traffic to our subdivisions in those markets.

Active Subdivisions:

	June 30,		%
	2014	2013	Change
Arizona	34	19	79%
California	20	11	82%
Nevada	16	13	23%
Washington	8	12	(33)%
West	78	55	42%
Colorado	36	38	(5)%
Utah	6	4	50%
Mountain	42	42	0%
Maryland	14	20	(30)%
Virginia	8	11	(27)%
Florida	17	12	42%
East	39	43	(9)%
Total	159	140	14%
Average for quarter ended	158	142	11%
Average for the six months ended	153	143	7%

At June 30, 2014, we had 159 active subdivisions, a 14% increase from 140 active subdivisions at June 30, 2013. The year-over-year increase in active subdivisions at June 30, 2014 was driven primarily by significant land acquisition activity over the past two years, particularly in our West markets. As a result of this activity, we have had three consecutive quarters of sequential active subdivision increases.

Cancellation Rate:

	Three Months Ended June 30,		Change in	Six Months Ended June 30,		Change in
	2014	2013	Percentage	2014	2013	Percentage
Arizona	20%	14%	6%	20%	17%	3%
California	20%	18%	2%	21%	19%	2%
Nevada	16%	17%	(1)%	18%	20%	(2)%
Washington	19%	18%	1%	17%	15%	2%
West	19%	17%	2%	19%	18%	1%
Colorado	16%	21%	(5)%	16%	18%	(2)%
Utah	15%	17%	(2)%	14%	16%	(2)%
Mountain	16%	20%	(4)%	16%	18%	(2)%
Maryland	17%	24%	(7)%	22%	23%	(1)%
Virginia	19%	24%	(5)%	23%	22%	1%
Florida	23%	18%	5%	23%	19%	4%
East	20%	23%	(3)%	23%	22%	1%
Total	18%	19%	(1)%	19%	19%	0%

Our cancellation rate for the three and six months ended June 30, 2014 was 18% and 19%, respectively, nearly unchanged from 19% in both prior year periods. The year-over-year increase for our Arizona market for the 2014 second quarter was due primarily to an increase in lot transfers, which are reported as cancellations. The year-over-year decrease in our Maryland market for the 2014 second quarter was due to enhancements in the review of buyer creditworthiness before the ratification of sales contracts.

Backlog:

	June 30,
	2014			2013			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	304	$90,028	$296.1	203	$50,836	$250.4	50%	77%	18%
California	279	135,197	484.6	276	107,950	391.1	1%	25%	24%
Nevada	206	66,713	323.8	232	71,488	308.1	(11)%	(7)%	5%
Washington	70	26,127	373.2	107	36,118	337.6	(35)%	(28%	11%
West	859	318,065	370.3	818	266,392	325.7	5%	19%	14%
Colorado	647	278,643	430.7	656	246,797	376.2	(1)%	13%	14%
Utah	56	18,583	331.8	64	21,576	337.1	(13)%	(14)%	(2)%
Mountain	703	297,226	422.8	720	268,373	372.7	(2)%	11%	13%
Maryland	116	58,674	505.8	248	113,824	459.0	(53)%	(48)%	10%
Virginia	102	49,381	484.1	210	109,180	519.9	(51)%	(55)%	(7)%
Florida	106	38,120	359.6	99	26,470	267.4	7%	44%	34%
East	324	146,175	451.2	557	249,474	447.9	(42)%	(41)%	1%
Total	1,886	$761,466	$403.7	2,095	$784,239	$374.3	(10)%	(3)%	8%

We ended the 2014 second quarter with 1,886 homes in backlog, with an estimated sales value of $761.5 million, compared with a backlog of 2,095 homes with an estimated sales value of $784.2 million at June 30, 2013. The decline in our backlog was due primarily to lower backlog at the beginning of 2014 as compared to 2013 which was mostly the result of a lower average community count during fiscal 2013.

Homes Completed or Under Construction (WIP lots):

	June 30,		%
	2014	2013	Change
Unsold:
Completed	419	185	126%
Under construction	725	628	15%
Total unsold started homes	1,144	813	41%
Sold homes under construction or completed	1,422	1,652	(14)%
Model homes	263	207	27%
Total homes completed or under construction	2,829	2,672	6%

Our total homes completed or under construction increased 6% to 2,829 at June 30, 2014 from 2,672 at June 30, 2013, primarily resulting from our decision to start more speculative homes in the latter half of 2013 in response to higher homebuyer demand for speculative homes. However, as a result of selling a greater number of speculative homes during the first half of 2014 as compared to the prior year period, our speculative home inventory has decreased by 19% since the beginning of 2014. Furthermore, due to the year-over-year increase in active and selling communities, our model home count increased by 27%.

Lots Owned and Optioned (including homes completed or under construction):

	June 30, 2014			June 30, 2013			Total
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total	% Change
Arizona	2,683	50	2,733	2,707	239	2,946	(7)%
California	1,655	132	1,787	971	-	971	84%
Nevada	1,534	434	1,968	1,573	136	1,709	15%
Washington	756	226	982	477	141	618	59%
West	6,628	842	7,470	5,728	516	6,244	20%
Colorado	4,439	983	5,422	4,174	1,079	5,253	3%
Utah	553	163	716	468	-	468	53%
Mountain	4,992	1,146	6,138	4,642	1,079	5,721	7%
Maryland	409	434	843	551	358	909	(7)%
Virginia	569	499	1,068	491	284	775	38%
Florida	803	384	1,187	648	424	1,072	11%
East	1,781	1,317	3,098	1,690	1,066	2,756	12%
Total	13,401	3,305	16,706	12,060	2,661	14,721	13%

As a result of the significant increase in our land acquisition activity during the past 12 months, we increased our owned and optioned lot supply as of June 30, 2014 by 13% year-over-year. We increased lot supply in all of our markets, with the exception of our Arizona and Maryland markets, where demand has been more heavily impacted by market volatility.

Financial Services

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2014	2013	Amount	%	2014	2013	Amount	%
Financial services revenues	(Dollars in thousands)
Mortgage operations	$7,352	$10,494	(3,142)	(30)%	$12,471	$19,538	(7,067)	(36)%
Other	4,139	3,390	749	22%	8,243	6,852	1,391	20%
Total financial services revenues	$11,491	$13,884	(2,393)	(17)%	$20,714	$26,390	(5,676)	(22)%

Financial services pretax income
Mortgage operations	$4,501	$6,855	(2,354)	(34)%	$7,060	$12,854	(5,794)	(45)%
Other	2,076	1,368	708	52%	4,604	3,108	1,496	48%
Total financial services pretax income	$6,577	$8,223	(1,646)	(20)%	$11,664	$15,962	(4,298)	(27)%

Our financial services pretax income for the three and six months ended June 30, 2014 was down 20% and 27%, respectively, from the same prior year periods. The decreases were primarily driven by our mortgage operations segment which had lower pretax income for both periods presented due to: (1) reduced volumes of loans locked and sold; (2) lower per unit origination income; and (3) lower gains on loans locked and sold compared to a year ago. These results were caused primarily by a more competitive mortgage market.

The following table sets forth information for our mortgage operations relating to mortgage loans originated and capture rate. The “capture rate” is defined as the number of mortgage loans originated by our mortgage operations for our homebuyers as a percent of our total home closings.

	Three Months Ended		% or	Six Months Ended		% or
	June 30,		Percentage	June 30,		Percentage
	2014	2013	Change	2014	2013	Change
	(Dollars in thousands)			(Dollars in thousands)
Total Originations (including transfer loans):
Loans	639	784	(18)%	1,153	1,433	(20)%
Principal	$195,541	$235,734	(17)%	$354,493	$422,054	(16)%
Capture Rate Data:
Capture rate as % of all homes delivered	55%	64%	(9)%	56%	63%	(7)%
Capture rate as % of all homes delivered (excludes cash sales)	59%	68%	(9)%	60%	67%	(7)%
Mortgage Loan Origination Product Mix:
FHA loans	15%	26%	(11)%	15%	27%	(12)%
Other government loans (VA & USDA)	27%	28%	(1)%	28%	28%	0%
Total government loans	42%	54%	(12)%	43%	55%	(12)%
Conventional loans	58%	46%	12%	57%	45%	12%
	100%	100%	0%	100%	100%	0%
Loan Type:
Fixed rate	91%	98%	(7)%	92%	98%	(6)%
ARM	9%	2%	7%	8%	2%	6%
Credit Quality:
Average FICO Score	740	735	1%	738	734	1%
Other Data:
Average Combined LTV ratio	85%	90%	(5)%	85%	89%	(4)%
Full documentation loans	100%	100%	0%	100%	100%	0%
Non-full documentation loans	0%	0%	0%	0%	0%	0%

Loans Sold to Third Parties:
Loans	658	779	(16)%	1,262	1,527	(17)%
Principal	$201,792	$227,598	(11)%	$387,642	$445,252	(13)%

Income Taxes

For the three and six months ended June 30, 2014 we had income tax expense of $12.5 million and $19.6 million, respectively, compared to an income tax benefit of $186.9 million and $186.8 million for the same periods in 2013, respectively. For the three and six months end June 30, 2014, we recorded our income tax provision based on an effective income tax rate of 36.7% and 37.3%, respectively, while the significant benefit recognized in the 2013 second quarter was due to the $187.6 million reversal of the valuation allowance on our deferred tax asset. We concluded that the reversal of a portion of our valuation allowance during the 2013 second quarter was appropriate after determining that it was more likely than not, after our evaluation of all relevant positive and negative evidence, that we would be able to realize most of our deferred tax assets within the applicable carry forward periods.

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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of June 30, 2014.

As of June 30, 2014, we had $10.0 million in borrowings and $16.0 million in letters of credit outstanding under the Revolving Credit Facility.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement, (the “Mortgage Repurchase Facility”), with U.S. Bank National Association (“USBNA”). This agreement was amended on September 20, 2013 and extended until September 19, 2014. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. The Mortgage Repurchase Facility had a temporary increase in the maximum aggregate commitment from $50 million to $80 million from December 31, 2013 through January 30, 2014. At June 30, 2014 and December 31, 2013, we had $32.2 million and $63.1 million, respectively, of mortgage loans that we were obligated to repurchase under our Mortgage Repurchase Facility. Mortgage loans that we are obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a Pricing Rate equal to the greater of (i) the LIBOR Rate (as defined in the Mortgage Repurchase Facility) plus 2.75%, or (ii) 3.00%. The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth Ratio, (iii) a minimum Adjusted Net Income requirement, and (iv) a minimum Liquidity requirement. The foregoing terms are defined in the Mortgage Repurchase Facility. We believe we were in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of June 30, 2014.

Dividends

During the three and six months ended June 30, 2014, we paid a dividend of $0.25 per share and dividends totaling $0.50 per share, respectively. There were no dividends paid during the three or six months ended June 30, 2013 as a $1.00 accelerated dividend was paid in the fourth quarter of 2012 in lieu of declaring and paying regular quarterly dividends in calendar year 2013.

MDC Common Stock Repurchase Program

At June 30, 2014, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the six months ended June 30, 2014.

Consolidated Cash Flow

During the six months ended June 30, 2014, we used $96.3 million in cash from operating activities, primarily resulting from increasing our inventory from December 31, 2013, which resulted in the use of $185.1 million in cash.  This use of cash was partially offset by a $34.2 million decrease in mortgage loans held-for-sale, net income of $33.0 million, and the use of net operating loss carryforwards to reduce our current taxes payable.

During the six months ended June 30, 2014, we generated $82.9 million of cash from investing activities, primarily attributable to $466.6 million in proceeds from the sale or maturity of marketable securities, partially offset by the purchase of $382.3 million of marketable securities.

During the six months ended June 30, 2014, we used $56.0 million in cash from financing activities, primarily attributable to $259.1 million in cash used to redeem our 5⅜% Senior Notes due December 2014, repayments totaling $30.9 million on our mortgage repurchase facility and dividend payments totaling $24.4 million, partially offset by the issuance of $250 million of our 10-year 5½% Senior Notes due 2024.

Off-Balance Sheet Arrangements

Lot Option Purchase Contracts. In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At June 30, 2014, we had deposits of $16.6 million in the form of cash and $3.4 million in the form of letters of credit that secured option contracts to purchase 3,305 lots for a total estimated purchase price of $251.4 million.

Surety Bonds and Letters of Credit. At June 30, 2014, we had issued and outstanding surety bonds and letters of credit totaling $116.5 million and $37.2 million, respectively, including $21.2 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $47.1 million and $7.1 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Our cash and investment policy and strategy is to achieve an appropriate investment return while preserving principal and managing risk. Our cash and cash equivalents may include immediately available commercial bank deposits, commercial paper, money market funds, certificates of deposit and time deposits. Our marketable securities contain both debt and equity instruments, held directly or through mutual funds. Our debt securities consist primarily of fixed and floating rate interest earning debt securities, which may include, among others, United States government and government agency debt and corporate debt. Our equity securities consist primarily of holdings in mutual fund securities, which invest mostly in debt securities. The remaining equity securities in our investment portfolio are holdings in corporate equities. The market value and/or income derived from our debt and equity securities can be negatively impacted by a number of market risk factors, including changes in interest rates, general economic conditions and equity markets. As of June 30, 2014, we had marketable securities in unrealized loss positions totaling $0.4 million. There can be no assurances that the cost basis of these securities will be recovered in the future. If we elect to sell, or are otherwise were required to sell these securities, we could be required to record losses if the market values do not increase prior to any sales. Such losses, if any, would be recorded as a component of our results of operations.

We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments and debt. Derivative instruments utilized in the normal course of business by HomeAmerican include interest rate lock commitments and forward sales of mortgage-backed securities, which are used to manage the price risk on fluctuations in interest rates on our mortgage loans in inventory and interest rate locked commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed at June 30, 2014 had an aggregate principal balance of approximately $79.6 million, all of which were under interest rate lock commitments at an average interest rate of 3.90%. In addition, HomeAmerican had mortgage loans held-for-sale with an aggregate principal balance of $56.8 million at June 30, 2014, of which $9.1 million had not yet been committed to a mortgage purchaser and had an average interest rate of 3.98%. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale which had not yet been committed to a mortgage purchaser, HomeAmerican had forward sales of securities totaling $56.0 million and $95.0 million at June 30, 2014 and 2013, respectively.

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

Item 4.     Controls and Procedures

(a)     Conclusion regarding the effectiveness of disclosure controls and procedures - An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision, and with the participation, of our management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at June 30, 2014.

(b) Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any shares during the three and six months ended June 30, 2014. Additionally, there were no sales of unregistered equity securities during the period.

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

101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2014 and 2013; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 29, 2014	M.D.C. HOLDINGS, INC.
(Registrant)

	By:	/s/ John M. Stephens
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

101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2014 and 2013; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.