Form 10-Q
period 2014-09-30
MDC HOLDINGS INC
filed 2014-10-30
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 25, 2014, 48,816,639 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

ITEM 1.     Unaudited Consolidated Financial Statements

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(Dollars in thousands, except per share amounts)
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$56,503	$148,634
Marketable securities	437,444	569,021
Restricted cash	3,034	2,195
Trade and other receivables	24,958	23,407
Inventories:
Housing completed or under construction	836,520	636,700
Land and land under development	854,677	774,961
Total inventories	1,691,197	1,411,661
Property and equipment, net	30,210	31,248
Deferred tax asset, net	154,542	176,262
Metropolitan district bond securities (related party)	15,379	12,729
Prepaid and other assets	68,810	53,525
Total homebuilding assets	2,482,077	2,428,682
Financial Services:
Cash and cash equivalents	26,616	50,704
Marketable securities	17,195	19,046
Mortgage loans held-for-sale, net	58,132	92,578
Other assets	4,195	4,439
Total financial services assets	106,138	166,767
Total Assets	$2,588,215	$2,595,449
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$39,927	$15,046
Accrued liabilities	128,392	152,821
Revolving credit facility	10,000	-
Senior notes, net	1,096,269	1,095,620
Total homebuilding liabilities	1,274,588	1,263,487
Financial Services:
Accounts payable and accrued liabilities	56,270	55,639
Mortgage repurchase facility	31,782	63,074
Total financial services liabilities	88,052	118,713
Total Liabilities	1,362,640	1,382,200
Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 48,816,639 and 48,788,887 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	488	488
Additional paid-in-capital	912,730	908,090
Retained earnings	304,985	293,096
Accumulated other comprehensive income	7,372	11,575
Total Stockholders' Equity	1,225,575	1,213,249
Total Liabilities and Stockholders' Equity	$2,588,215	$2,595,449

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share amounts)
	(Unaudited)
Homebuilding:
Home sale revenues	$405,051	$433,693	$1,154,328	$1,165,768
Land sale revenues	2,653	25	3,171	1,832
Total home and land sale revenues	407,704	433,718	1,157,499	1,167,600
Home cost of sales	(338,037)	(354,889)	(953,690)	(956,892)
Land cost of sales	(1,985)	(35)	(2,507)	(1,470)
Inventory impairments	-	(350)	(850)	(350)
Total cost of sales	(340,022)	(355,274)	(957,047)	(958,712)
Gross margin	67,682	78,444	200,452	208,888
Selling, general and administrative expenses	(50,512)	(57,753)	(148,652)	(157,862)
Interest and other income	5,926	6,853	24,088	23,602
Interest expense	-	-	(685)	(1,726)
Other expense	(841)	(881)	(2,534)	(1,603)
Loss on early extinguishment of debt	-	-	(9,412)	-
Other-than-temporary impairment of marketable securities	(4,293)	-	(4,293)	-
Homebuilding pretax income	17,962	26,663	58,964	71,299

Financial Services:
Revenues	10,699	14,282	31,413	40,672
Expenses	(5,643)	(6,921)	(16,182)	(19,144)
Interest and other income	906	885	2,395	2,680
Financial services pretax income	5,962	8,246	17,626	24,208

Income before income taxes	23,924	34,909	76,590	95,507
Benefit from (provision for) income taxes	(8,466)	1,342	(28,086)	188,169
Net income	$15,458	$36,251	$48,504	$283,676

Other comprehensive income (loss) related to available-for-sale securities, net of tax	(2,484)	1,960	(4,203)	2,500
Comprehensive income	$12,974	$38,211	$44,301	$286,176

Earnings per share:
Basic	$0.32	$0.74	$0.99	$5.80
Diluted	$0.32	$0.74	$0.99	$5.75

Weighted average common shares outstanding
Basic	48,625,685	48,478,403	48,607,425	48,423,969
Diluted	48,830,790	48,753,649	48,824,871	48,852,870

Dividends declared per share	$0.25	$-	$0.75	$-

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2014	2013
	(Dollars in thousands)
	(Unaudited)
Operating Activities:
Net income	$48,504	$283,676
Adjustments to reconcile net income to net cash used in operating activities:
Loss on early extinguishment of debt	9,412	-
Stock-based compensation expense	4,754	8,240
Depreciation and amortization	2,928	2,960
Inventory impairments	850	350
Other-than-temporary impairment of marketable securities	4,293	-
Loss (gain) on sale of marketable securities	(7,622)	-
Amortization of discount / premiums on marketable debt securities	501	816
Deferred income tax expense (benefit)	28,363	(189,657)
Net changes in assets and liabilities:
Restricted cash	(839)	(327)
Trade and other receivables	(5,821)	(1,599)
Mortgage loans held-for-sale	34,446	45,613
Housing completed or under construction	(200,408)	(121,165)
Land and land under development	(79,465)	(210,218)
Prepaid expenses and other assets	(14,084)	(14,033)
Accounts payable and accrued liabilities	932	(30,516)
Net cash used in operating activities	(173,256)	(225,860)

Investing Activities:
Purchases of marketable securities	(409,846)	(369,887)
Maturities of marketable securities	165,089	132,492
Sales of marketable securities	372,301	187,083
Purchases of property and equipment	(1,919)	(1,278)
Net cash provided by (used in) investing activities	125,625	(51,590)

Financing Activities:
Payments on mortgage repurchase facility, net	(31,292)	(37,415)
Proceeds from issuance of senior notes	248,375	346,938
Repayment of senior notes	(259,118)	-
Advances on revolving credit facility, net	10,000	-
Dividend payments	(36,616)	-
Proceeds from exercise of stock options	63	5,118
Net cash provided by (used in) financing activities	(68,588)	314,641

Net increase (decrease) in cash and cash equivalents	(116,219)	37,191
Cash and cash equivalents:
Beginning of period	199,338	160,095
End of period	$83,119	$197,286

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

1.            Basis of Presentation

The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. ("MDC," “the Company," “we,” “us,” or “our” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at September 30, 2014 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2013. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

2.            Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). This update requires companies to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless certain conditions exist. ASU 2013-11 was effective for our interim and annual periods beginning January 1, 2014. The adoption of ASU 2013-11 did not have a material impact on our consolidated financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which is a comprehensive new revenue recognition model. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for our interim and annual reporting periods beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. We are currently evaluating the impact the pronouncement will have on our consolidated financial statements and related disclosures.

In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures ("ASU 2014-11"), which makes limited amendments to Accounting Standards Codification (“ASC”) Topic 860, "Transfers and Servicing." ASU 2014-11 requires entities to account for repurchase-to-maturity transactions as secured borrowings, eliminates accounting guidance on linked repurchase financing transactions, and expands disclosure requirements related to certain transfers of financial assets. ASU 2014-11 is effective for our fiscal periods beginning January 1, 2015 and interim periods beginning April 1, 2015. Early adoption is not permitted. This guidance is not expected to have a material impact on our consolidated financial statements.

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

The table set forth below summarizes home sale revenues for our homebuilding operations and revenues for our financial services operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Homebuilding
West	$184,627	$188,456	$510,710	$487,949
Mountain	144,442	134,992	392,052	402,137
East	78,635	110,270	254,737	277,514
Total home and land sale revenues	$407,704	$433,718	$1,157,499	$1,167,600

Financial Services
Mortgage operations	$6,416	$9,694	$18,887	$29,232
Other	4,283	4,588	12,526	11,440
Total financial services revenues	$10,699	$14,282	$31,413	$40,672

The following table summarizes pretax income for our homebuilding and financial services operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Homebuilding
West	$12,402	$19,539	$41,747	$46,929
Mountain	11,031	12,203	30,572	39,341
East	1,138	6,657	9,095	12,708
Corporate	(6,609)	(11,736)	(22,450)	(27,679)
Total homebuilding pretax income	$17,962	$26,663	$58,964	$71,299

Financial Services
Mortgage operations	$3,327	$5,936	$10,387	$18,790
Other	2,635	2,310	7,239	5,418
Total financial services pretax income	$5,962	$8,246	$17,626	$24,208

Total pretax income	$23,924	$34,909	$76,590	$95,507

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

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)
Homebuilding assets
West	$911,952	$760,450
Mountain	519,332	418,796
East	342,766	297,627
Corporate	708,027	951,809
Total homebuilding assets	$2,482,077	$2,428,682

Financial services assets
Mortgage operations	$64,062	$99,065
Other	42,076	67,702
Total financial services assets	$106,138	$166,767

Total assets	$2,588,215	$2,595,449

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share amounts)
Numerator
Net income	$15,458	$36,251	$48,504	$283,676
Less: distributed earnings allocated to participating securities	(48)	-	(150)	-
Less: undistributed earnings allocated to participating securities	(13)	(294)	(51)	(2,609)
Net income attributable to common stockholders (numerator for basic earnings per share)	15,397	35,957	48,303	281,067
Add back: undistributed earnings allocated to participating securities	13	294	51	2,609
Less: undistributed earnings reallocated to participating securities	(13)	(293)	(51)	(2,586)
Numerator for diluted earnings per share under two class method	$15,397	$35,958	$48,303	$281,090

Denominator
Weighted-average common shares outstanding	48,625,685	48,478,403	48,607,425	48,423,969
Add: dilutive effect of stock options	205,105	275,246	217,446	428,901
Denominator for diluted earnings per share under two class method	48,830,790	48,753,649	48,824,871	48,852,870

Basic Earnings Per Common Share	$0.32	$0.74	$0.99	$5.80
Diluted Earnings Per Common Share	$0.32	$0.74	$0.99	$5.75

Diluted EPS for the three and nine months ended September 30, 2014 excluded options to purchase approximately 4.3 million and 4.5 million shares, respectively, of common stock because the effect of their inclusion would be anti-dilutive. For the same periods in 2013, diluted EPS excluded options to purchase approximately 4.2 million and 3.4 million shares, respectively.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

5.             Accumulated Other Comprehensive Income

The following table sets forth our changes in accumulated other comprehensive income (“AOCI”):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Unrealized gains (losses) on available-for-sale marketable securities [1] :
Beginning balance	$5,346	$884	$7,655	$4,838
Other comprehensive income (loss) before reclassifications	(4,836)	1,766	(3,236)	(1,195)
Amounts reclassified from AOCI [2]	1,862	194	(2,047)	(799)
Ending balance	$2,372	$2,844	$2,372	$2,844

Unrealized gains on available-for-sale metropolitan district bond securities [1] :
Beginning balance	$4,510	$4,494	$3,920	$-
Other comprehensive income before reclassifications	490	-	1,080	4,494
Amounts reclassified from AOCI	-	-	-	-
Ending balance	$5,000	$4,494	$5,000	$4,494

Total ending AOCI	$7,372	$7,338	$7,372	$7,338

___________________

1.	All amounts net-of-tax.
2.

See separate table below for details about these reclassifications which include gains or losses on sales of available-for-sale securities sold as well as any other-than-temporary impairments taken on available-for-sale securities during the period.

The following table sets forth the activity related to reclassifications out of accumulated other comprehensive income (loss) related to available-for-sale securities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Affected Line Item in the Statements of Operations	2014	2013	2014	2013
	(Dollars in thousands)
Homebuilding interest and other income	$1,167	$(311)	$7,528	$560
Other-than-temporary impairment of marketable securities	(4,293)	-	(4,293)	-
Financial services interest and other income	99	(4)	94	118
Income before income taxes	(3,027)	(315)	3,329	678
Benefit from (provision for) income taxes	1,165	121	(1,282)	121
Net income	$(1,862)	$(194)	$2,047	$799

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

The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis:

		Fair Value
Financial Instrument	Hierarchy	September 30, 2014	December 31, 2013
		(Dollars in thousands)
Marketable securities (available-for-sale)
Equity securities	Level 1	$426,453	$389,323
Debt securities - maturity less than 1 year	Level 2	2,060	72,577
Debt securities - maturity 1 to 5 years	Level 2	10,167	106,566
Debt securities - maturity greater than 5 years	Level 2	15,959	19,601
Total available-for-sale securities		$454,639	$588,067

Mortgage loans held-for-sale, net	Level 2	$58,132	$92,578

Metropolitan district bond securities (related party) (available-for-sale)	Level 3	$15,379	$12,729

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and cash equivalents, restricted cash, trade and other receivables, inventories, prepaid and other assets, accounts payable, and accrued liabilities. Fair value approximates carrying value.

Marketable Securities.  We have marketable debt and equity securities.  Our equity securities consist primarily of holdings in mutual fund securities, which invest mostly in debt securities. The remaining equity securities in our investment portfolio are holdings in corporate equities. Our debt securities consist primarily of fixed and floating rate interest earning debt securities, which may include, among others, United States government and government agency debt and corporate debt. We measure the fair value of our debt securities using a third party pricing service that either provides quoted market prices in active markets for identical or similar securities, which are level 1 inputs, or uses observable inputs for their pricing, which are level 2 inputs. As of September 30, 2014 and December 31, 2013, all of our marketable securities were treated as available-for-sale investments and, as such, we have recorded all of our marketable securities at fair value with changes in fair value being recorded as a component AOCI.

Each quarter we assess all of our securities in an unrealized loss position for potential other-than-temporary impairment (“OTTI”). Our assessment includes a consideration of many factors, both qualitative and quantitative, including the amount of the unrealized loss, the period of time the security has been in a loss position, the financial condition of the issuer and whether we have the intent and ability to hold the securities, among other factors. During the three and nine months ended September 30, 2014, we recorded a pre-tax OTTI of $4.3 million for certain of our mutual funds that were in a loss position as of quarter end. The OTTI is included in other-than-temporary impairment of marketable securities in the homebuilding section of our consolidated statements of operations.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The following table sets forth the amortized cost and estimated fair value of our available-for-sale marketable securities.

	September 30, 2014
	Amortized Cost	OTTI	Net Amortized Cost	Fair Value
	(Dollars in thousands)
Homebuilding:
Equity securities	$417,688	$(4,293)	413,395	$417,242
Debt securities	20,426	-	20,426	20,202
Total homebuilding available-for-sale marketable securities	$438,114	$(4,293)	$433,821	$437,444

Financial Services:
Equity securities	$9,028	-	9,028	$9,211
Debt securities	7,934	-	7,934	7,984
Total financial services available-for-sale marketable securities	$16,962	$-	$16,962	$17,195

Total available-for-sale marketable securities	$455,076	$(4,293)	$450,783	$454,639

	December 31, 2013
	Amortized Cost	OTTI	Net Amortized Cost	Fair Value
	(Dollars in thousands)
Homebuilding:
Equity securities	$375,142	$-	$375,142	$385,303
Debt securities	181,635	-	181,635	183,718
Total homebuilding available-for-sale marketable securities	$556,777	$-	$556,777	$569,021

Financial Services:
Equity securities	$4,000	$-	$4,000	$4,020
Debt securities	14,721	-	14,721	15,026
Total financial services available-for-sale marketable securities	$18,721	$-	$18,721	$19,046

Total available-for-sale marketable securities	$575,498	$-	$575,498	$588,067

During the three and nine months ended September 30, 2014, we recorded a pre-tax OTTI of $4.3 million for certain of our mutual funds that were in a loss position as of quarter end. The OTTI is included in other-than-temporary impairment of marketable securities in the homebuilding section of our consolidated statements of operations.

As of September 30, 2014 and December 31, 2013, our marketable securities were in a net unrealized loss position totaling $0.4 million and a net unrealized gain position totaling $12.6 million, respectively. Our marketable securities that were in unrealized loss positions, excluding those that were impaired as part of the OTTI, aggregated to unrealized losses of $2.2 million and $1.1 million as of September 30, 2014 and December 31, 2013, respectively. The table below sets forth the debt and equity securities, for which an OTTI had not been recognized, that were in an aggregate loss position in AOCI as of September 30, 2014 and December 31, 2013. We do not believe that the aggregate unrealized loss related to our debt or equity securities as of September 30, 2014 is material to our operations.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

	September 30, 2014			December 31, 2013
	Number of Securities in Loss Position	Aggregate Loss Position	Aggregate Fair Value of Securities in a Loss Position	Number of Securities in Loss Position	Aggregate Loss Position	Aggregate Fair Value of Securities in a Loss Position
Type of Investment	(Dollars in thousands)
Debt	82	$(294)	$17,758	72	$(430)	$46,440
Equity	9	(1,901)	76,720	7	(713)	14,174
Total	91	$(2,195)	$94,478	79	$(1,143)	$60,614

The following tables set forth gross realized gains and losses from the sale of available-for-sale marketable securities, which were included in either interest and other income in the homebuilding section or interest and other income in the financial services section of our consolidated statements of operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Gross realized gains on sales of available-for-sale securities
Equity securities	$979	$498	$6,496	$714
Debt securities	466	116	2,386	376
Total	$1,445	$614	$8,882	$1,090

Gross realized losses on sales of available-for-sale securities
Equity securities	$(92)	$-	$(801)	$-
Debt securities	(87)	(293)	(459)	(1,518)
Total	$(179)	$(293)	$(1,260)	$(1,518)

Net realized gain (loss) on sales of available-for-sale securities	$1,266	$321	$7,622	$(428)

Mortgage Loans Held-for-Sale, Net.  As of September 30, 2014, the primary components of our mortgage loans held-for-sale that are measured at fair value on a recurring basis are: (1) mortgage loans held-for-sale under commitments to sell; and (2) mortgage loans held-for-sale not under commitments to sell. At September 30, 2014 and December 31, 2013, we had $52.1 million and $66.1 million, respectively, of mortgage loans held-for-sale under commitments to sell for which fair value was based upon Level 2 inputs, which were the quoted market prices for those mortgage loans. At September 30, 2014 and December 31, 2013, we had $6.0 million and $26.5 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

In the second quarter of 2013, we determined that these securities no longer were required to be accounted for under the cost recovery method due to an increase in the number of new homes delivered in the community coupled with improvements in property values within the Metro District. In accordance with ASC 310-30, we will adjust the bond principal balance on a prospective basis using an interest accretion model that utilizes future cash flows expected to be collected. Furthermore, as this investment is accounted for as an available-for-sale asset, we will update its fair value on a quarterly basis, with the adjustment being recorded through AOCI. The fair value is based upon a discounted future cash flow model, which uses Level 3 inputs. The two primary unobservable inputs used in our discounted cash flow model are the forecasted number of homes to be closed, as they drive any increases to the tax base for the Metro District, and the discount rate. The table below provides quantitative data, as of September 30, 2014, regarding each unobservable input and the sensitivity of fair value to potential changes in those unobservable inputs.

	Quantitative Data		Sensitivity Analysis
Unobservable Input	Range	Weighted Average	Movement in Fair Value from Increase in Input	Movement in Fair Value from Decrease in Input
Number of homes closed per year	0 to 132	93	Increase	Decrease
Discount rate	6% to 16%	11.5%	Decrease	Increase

The table set forth below summarizes the activity for our Metro Bonds:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$14,291	$13,835	$12,729	$5,818
Increase in fair value (recorded in other comprehensive income)	798	-	1,757	7,354
Change due to accretion of principal	290	332	893	995
Cash receipts	-	-	-	-
Balance at end of period	$15,379	$14,167	$15,379	$14,167

Mortgage Repurchase Facility. The debt associated with our mortgage repurchase facility (see Note 19 for further discussion) is at floating rates or at fixed rates that approximate current market rates and have relatively short-term maturities, generally within 30 days. The fair value approximates carrying value and is based on Level 2 inputs.

Senior Notes. The estimated values of the senior notes in the following table are based on Level 2 inputs, including market prices of other homebuilder bonds.

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
5⅜% Senior Notes due December 2014, net	$-	$-	$249,814	$258,750
5⅜% Senior Notes due July 2015, net	249,967	258,125	249,935	262,562
5⅝% Senior Notes due February 2020, net	246,302	258,125	245,871	259,688
5½% Senior Notes due January 2024, net	250,000	246,250	-	-
6% Senior Notes due January 2043	350,000	317,188	350,000	305,083
Total	$1,096,269	$1,079,688	$1,095,620	$1,086,083

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

7.             Inventories

The following table sets forth, by reportable segment, information relating to our homebuilding inventories:

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$411,524	$270,778
Mountain	238,187	194,101
East	186,809	171,821
Subtotal	836,520	636,700
Land and Land Under Development:
West	459,218	459,512
Mountain	261,493	211,526
East	133,966	103,923
Subtotal	854,677	774,961
Total Inventories	$1,691,197	$1,411,661

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

If events or circumstances indicate that the carrying value of our inventory may not be recoverable, assets are reviewed for impairment by comparing the undiscounted estimated future cash flows from an individual subdivision to its carrying value. If the undiscounted future cash flows are less than the subdivision’s carrying value, the carrying value of the subdivision is written down to its then estimated fair value. We generally determine the estimated fair value of each subdivision by determining the present value of the estimated future cash flows at discount rates that are commensurate with the risk of the subdivision under evaluation. We recognized no inventory impairments during the three months ended September 30, 2014. For the nine months ended September 30, 2014, we recorded $0.9 million of inventory impairment charges related to two projects in our East segment. We recognized $0.4 million in impairments for the three and nine months ended September 30, 2013.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Homebuilding interest incurred	$16,499	$15,852	$52,211	$45,536
Less: Interest capitalized	(16,499)	(15,852)	(51,526)	(43,810)
Homebuilding interest expensed	$-	$-	$685	$1,726

Interest capitalized, beginning of period	$80,936	$74,547	$74,155	$69,143
Plus: Interest capitalized during period	16,499	15,852	51,526	43,810
Less: Previously capitalized interest included in home cost of sales	(14,966)	(15,567)	(43,212)	(38,121)
Interest capitalized, end of period	$82,469	$74,832	$82,469	$74,832

9.             Homebuilding Prepaid Expenses and Other Assets

The following table sets forth the components of homebuilding prepaid expenses and other assets.

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)
Land option deposits	$16,593	$15,221
Deferred marketing costs	27,598	15,830
Prepaid expenses	5,967	4,349
Goodwill	6,008	6,008
Deferred debt issuance costs, net	12,111	11,527
Other	533	590
Total	$68,810	$53,525

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

10.           Homebuilding Accrued Liabilities and Financial Services Accounts Payable and Accrued Liabilities

The following table sets forth information relating to homebuilding accrued liabilities.

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)
Accrued compensation and related expenses	$21,484	$35,990
Accrued executive deferred compensation	30,796	30,796
Accrued interest	14,391	24,198
Warranty reserves	19,101	22,238
Customer and escrow deposits	17,944	10,759
Land development and home construction accruals	7,422	9,592
Other accrued liabilities	17,254	19,248
Total accrued liabilities	$128,392	$152,821

The following table sets forth information relating to financial services accounts payable and accrued liabilities.

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)
Insurance reserves	$49,469	$49,637
Accounts payable and other accrued liabilities	6,801	6,002
Total accounts payable and accrued liabilities	$56,270	$55,639

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

The table set forth below summarizes accrual, adjustment and payment activity related to our warranty reserve for the three and nine months ended September 30, 2014 and 2013. As a result of favorable warranty payment experience relative to our estimates at the time of home closing, we reduced our warranty reserve by $0.5 million and $2.6 million for the three and nine months ended September 30, 2014, respectively. We had no adjustments during the three months ended September 30, 2013 and a $0.3 million increase to our warranty reserve for the nine months ended September 30, 2013.

The impact of the change in our warranty accrual rates from the three months ended September 30, 2014, as compared to three months ended September 30, 2013, and the nine months ended September 30, 2014, as compared to nine months ended September 30, 2013, did not materially affect our warranty expense or gross margin from home sales for the three and nine months ended September 30, 2014.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$20,178	$22,725	$22,238	$23,151
Expense provisions	1,206	1,367	3,363	3,643
Cash payments	(1,758)	(1,649)	(3,900)	(4,651)
Adjustments	(525)	-	(2,600)	300
Balance at end of period	$19,101	$22,443	$19,101	$22,443

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

The table set forth below summarizes the insurance reserve activity for the three and nine months ended September 30, 2014 and 2013. The insurance reserve is included as a component of accrued liabilities in the financial services section of the accompanying consolidated balance sheets.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$49,363	$47,834	$49,637	$47,852
Expense provisions	1,530	1,885	4,577	5,187
Cash payments, net of recoveries	(1,424)	(557)	(4,745)	(3,877)
Balance at end of period	$49,469	$49,162	$49,469	$49,162

In the ordinary course of business, we make payments from our insurance reserves to settle litigation claims arising primarily from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of what future cash payments will be for subsequent periods.

13.           Deferred Compensation Retirement Plans

Effective August 1, 2008, the Company entered into amended and restated employment agreements (as amended on March 8, 2012, the “Employment Agreements”) with Larry A. Mizel, Chairman of the Board and Chief Executive Officer, and David D. Mandarich, President and Chief Operating Officer (collectively, the “Executive Officers”), which provided certain annual post-retirement pension benefits (the “Retirement Benefits”) depending on the year of retirement. In response to concerns expressed by significant institutional investors, and in accordance with the recommendation of an independent compensation consultant to the Company’s Compensation Committee, the Company announced that it had reached agreements (collectively, the “Second Amendments”) with the Executive Officers for the early termination, effective on October 18, 2013, of the Retirement Benefits contained in their respective Employment Agreements. The Company’s termination of the Retirement Benefits is irrevocable. No further accruals of expenses related to Retirement Benefits were recorded subsequent to the 2013 third quarter. Pursuant to the Second Amendments, on October 20, 2014, the Company paid each of Mr. Mizel and Mr. Mandarich a lump sum in the amount of $14.8 million and $16.0 million, respectively, in full satisfaction of their past, present and future Retirement Benefits.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

14.          Income Taxes

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. As a result, we recorded income tax expense of $8.5 million and $28.1 million for the three and nine months ended September 30, 2014, respectively, compared to a benefit of $1.3 million and $188.2 million for the same respective periods in 2013. Our overall effective income tax rates were 35.4% and 36.7% for the three and nine months ended September 30, 2014, respectively, while our effective tax rates for the same periods in 2013 were not meaningful as the income tax benefit was not directly correlated to the amount of pretax income in such periods due to a $187.6 million benefit from the reversal of our deferred tax asset valuation allowance in the 2013 second quarter.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to our net deferred tax asset are as follows:

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$51,956	$72,700
State net operating loss carryforwards	40,485	38,082
Alternative minimum tax and other tax credit carryforwards	25,539	24,196
Stock-based compensation expense	26,753	26,651
Warranty, litigation and other reserves	12,527	15,543
Receivables from related party	11,915	12,132
Accrued compensation	4,957	11,136
Asset impairment charges	4,728	5,496
Inventory, additional costs capitalized for tax purposes	3,183	1,700
Other, net	4,030	3,446
Total deferred tax assets	186,073	211,082
Valuation allowance	(14,988)	(14,669)
Total deferred tax assets, net of valuation allowance	171,085	196,413

Deferred tax liabilities:
Property, equipment and other assets	5,161	5,512
Discount on notes receivable	4,204	4,204
Deferred revenue	4,148	3,985
Unrealized gain on marketable securities	1,485	4,915
Other, net	1,545	1,535
Total deferred tax liabilities	16,543	20,151
Net deferred tax asset	$154,542	$176,262

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

15.           Senior Notes

The following table sets forth the carrying amount of our senior notes as of September 30, 2014 and December 31, 2013, net of applicable discounts:

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)
5⅜% Senior Notes due December 2014, net	$-	$249,814
5⅜% Senior Notes due July 2015, net	249,967	249,935
5⅝% Senior Notes due February 2020, net	246,302	245,871
5½% Senior Notes due January 2024, net	250,000	-
6% Senior Notes due January 2043	350,000	350,000
Total	$1,096,269	$1,095,620

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

For the three and nine months ended September 30, 2014, we expensed $1.5 million and $2.7 million, respectively, for stock option grants, compared to $1.9 million and $4.7 million, respectively, during the same periods in 2013. We expensed $0.7 million and $2.0 million for restricted stock awards during the three and nine months ended September 30, 2014, respectively, compared to $1.1 million and $3.5 million, respectively, during the same periods in 2013.

17.          Commitments and Contingencies

Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At September 30, 2014, we had issued and outstanding surety bonds and letters of credit totaling $135.7 million and $34.9 million, respectively, including $18.2 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $56.0 million and $7.3 million, respectively. The letters of credit as of September 30, 2014, excluding those issued by HomeAmerican, were outstanding under our unsecured revolving credit facility (see Note 19 for further discussion of the revolving credit facility). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

We have made no material guarantees with respect to third-party obligations.

Mortgage Loan Loss Reserves. In the normal course of business, we establish reserves for potential losses associated with HomeAmerican’s sale of mortgage loans to third-parties. These reserves are created to address repurchase and indemnity claims by third-party purchasers of the mortgage loans, which claims arise primarily out of, but not limited to, allegations of homebuyer fraud at the time of origination of the loan, missing documentation, loan processing defects or defective appraisals. These reserves are based upon, among other matters: (1) pending claims received from third-party purchasers associated with previously sold mortgage loans; (2) a current assessment of the potential exposure associated with future claims of homebuyer fraud in mortgage loans originated in prior periods; and (3) historical loss experience. In addition to reserves established for mortgage loans previously sold to third-parties, we establish reserves for loans that we have been required to repurchase. Our mortgage loan reserves are reflected as a component of accrued liabilities in the financial services section of the accompanying consolidated balance sheets, and the associated expenses are included in expenses in the financial services section of the accompanying consolidated statements of operations.

The following table summarizes the mortgage loan loss reserve activity.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$714	$1,350	$1,370	$976
Expense provisions	42	603	42	1,189
Cash payments	-	(200)	(237)	(356)
Adjustments	(160)	48	(579)	(8)
Balance at end of period	$596	$1,801	$596	$1,801

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

Lot Option Contracts. In the normal course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allow us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, and minimizes the amount of our land inventories on our consolidated balance sheets. Our obligation with respect to Option Contracts is generally limited to forfeiture of the related deposits. At September 30, 2014, we had cash deposits and letters of credit totaling $14.8 million and $2.8 million, respectively, at risk associated with the option to purchase 2,763 lots.

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

At September 30, 2014, we had interest rate lock commitments with an aggregate principal balance of $68.8 million. Additionally, we had $6.0 million of mortgage loans held-for-sale that were not under commitments to sell at September 30, 2014. In order to hedge the changes in fair value of our interest rate lock commitments and mortgage loans held-for-sale which had not yet been committed to a mortgage purchaser, we had forward sales of securities totaling $49.5 million at September 30, 2014.

For the three and nine months ended September 30, 2014, we recorded a net loss of $0 and $0.4 million, respectively, compared to a net gain of $0.4 million and $1.8 million for the same periods in 2013.

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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of September 30, 2014.

We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At September 30, 2014 and December 31, 2013, there were $16.6 million and $14.9 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. As of September 30, 2014 we had $10.0 million in borrowings outstanding under the Revolving Credit Facility and no outstanding borrowings as of December 31, 2013. As of September 30, 2014, availability under the Revolving Credit Facility was approximately $423.4 million.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement, (the “Mortgage Repurchase Facility”), with U.S. Bank National Association (“USBNA”). This agreement was amended on September 19, 2014 and extended until September 18, 2015. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. The Mortgage Repurchase Facility, which had a temporary increase in the maximum aggregate commitment from $50 million to $80 million from December 31, 2013 through January 30, 2014, had a maximum aggregate commitment of $50 million as of September 30, 2014. At September 30, 2014 and December 31, 2013, we had $31.8 million and $63.1 million, respectively, of mortgage loans that we were obligated to repurchase under our Mortgage Repurchase Facility. Mortgage loans that we are obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is LIBOR-based. The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth Ratio, (iii) a minimum Adjusted Net Income requirement, and (iv) a minimum Liquidity requirement. The foregoing terms are defined in the Mortgage Repurchase Facility. We believe we were in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of September 30, 2014.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

20.          Subsequent Events

On October 27, 2014, we redeemed our 5⅜% Senior Notes due July 2015.  As a result of this transaction, we paid $258.5 million to extinguish $250 million in debt principal with a carrying value, including unamortized deferred financing costs, of $249.8 million and recorded an $8.7 million expense for loss on extinguishment of debt. The redemption of securities was funded with cash on hand that was procured primarily through the sale of various investments. In connection with the sale of securities to fund the redemption, we recorded an other-than-temporary impairment of $4.3 million in the 2014 third quarter for securities that were in a loss position at September 30, 2014 (see Note 6).

21.          Supplemental Guarantor Information

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Balance Sheet

	September 30, 2014
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	Dollars in thousands
ASSETS
Homebuilding:
Cash and cash equivalents	$53,732	$2,771	$-	$-	$56,503
Marketable securities	437,444	-	-	-	437,444
Restricted cash	-	3,034	-	-	3,034
Trade receivables	7,622	19,747	-	(2,411)	24,958
Inventories:
Housing completed or under construction	-	836,520	-	-	836,520
Land and land under development	-	854,677	-	-	854,677
Total inventories	-	1,691,197	-	-	1,691,197

Intercompany receivables	1,468,682	2,854	5,472	(1,477,008)	-
Investment in subsidiaries	239,529	-	-	(239,529)	-
Metropolitan district bond securities (related party)	15,379	-	-	-	15,379
Deferred tax asset, net	151,508	-	-	3,034	154,542
Other assets, net	41,720	57,300	-	-	99,020
Total Homebuilding Assets	2,415,616	$1,776,903	5,472	(1,715,914)	2,482,077

Financial Services:
Cash and cash equivalents	-	-	26,616	-	26,616
Marketable securities	-	-	17,195	-	17,195
Intercompany receivables	-	-	38,744	(38,744)	-
Mortgage loans held-for-sale, net	-	-	58,132	-	58,132
Other assets, net	-	-	7,229	(3,034)	4,195
Total Financial Services Assets	-	-	147,916	(41,778)	106,138
Total Assets	$2,415,616	$1,776,903	$153,388	$(1,757,692)	$2,588,215

LIABILITIES AND EQUITY

Homebuilding:
Accounts payable	$-	$39,927	$-	$-	$39,927
Accrued liabilities	36,701	90,001	26	1,664	128,392
Advances and notes payable to parent and subsidiaries	47,071	1,442,113	23,811	(1,512,995)	-
Revolving credit facility	10,000	-	-	-	10,000
Senior notes, net	1,096,269	-	-	-	1,096,269
Total Homebuilding Liabilities	1,190,041	1,572,041	23,837	(1,511,331)	1,274,588

Financial Services:
Accounts payable and other liabilities	-	-	60,345	(4,075)	56,270
Advances and notes payable to parent and subsidiaries	-	-	2,757	(2,757)	-
Mortgage repurchase facility	-	-	31,782	-	31,782
Total Financial Services Liabilities	-	-	94,884	(6,832)	88,052
Total Liabilities	1,190,041	1,572,041	118,721	(1,518,163)	1,362,640

Equity:
Total Stockholders' Equity	1,225,575	204,862	34,667	(239,529)	1,225,575
Total Liabilities and Stockholders' Equity	$2,415,616	$1,776,903	$153,388	$(1,757,692)	$2,588,215

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statement of Operations

	Three Months Ended September 30, 2014
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$407,704	$-	$-	$407,704
Cost of Sales	-	(340,022)	-	-	(340,022)
Inventory impairments	-	-	-	-	-
Gross margin	-	67,682	-	-	67,682
Selling, general, and administrative expenses	(7,813)	(42,532)	-	(167)	(50,512)
Equity income of subsidiaries	19,538	-	-	(19,538)	-
Interest and other income	5,680	254	3	(11)	5,926
Interest expense	-	-	-	-	-
Other expense	(2)	(839)	-	-	(841)
Loss on early extinguishment of debt	-	-	-	-	-
Other-than-temporary impairment of marketable securities	(4,293)	-	-	-	(4,293)
Homebuilding pretax income (loss)	13,110	24,565	3	(19,716)	17,962
Financial Services:
Financial services pretax income	-	-	5,784	178	5,962
Income before income taxes	13,110	24,565	5,787	(19,538)	23,924
(Provision) benefit for income taxes	2,348	(8,677)	(2,137)	-	(8,466)
Net income	$15,458	$15,888	$3,650	$(19,538)	$15,458
Other comprehensive income related to available-for-sale securities, net of tax	(2,484)	-	(208)	208	(2,484)
Comprehensive income	$12,974	$15,888	$3,442	$(19,330)	$12,974

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statement of Operations

	Three Months Ended September 30, 2013
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$433,718	$-	$-	$433,718
Cost of Sales	-	(354,924)	-	-	(354,924)
Inventory impairments	-	(350)	-	-	(350)
Gross margin	-	78,444	-	-	78,444
Selling, general, and administrative expenses	(18,067)	(39,594)	2	(94)	(57,753)
Equity income of subsidiaries	29,421	-	-	(29,421)	-
Interest and other income	6,434	408	11	-	6,853
Interest expense	-	-	-	-	-
Other expense	(3)	(878)	-	-	(881)
Loss on early extinguishment of debt	-	-	-	-	-
Other-than-temporary impairment of marketable securities	-	-	-	-	-
Homebuilding pretax income (loss)	17,785	38,380	13	(29,515)	26,663
Financial Services:
Financial services pretax income	-	-	8,152	94	8,246
Income before income taxes	17,785	38,380	8,165	(29,421)	34,909
(Provision) benefit for income taxes	18,466	(13,820)	(3,304)	-	1,342
Net income	$36,251	$24,560	$4,861	$(29,421)	$36,251
Other comprehensive income related to available-for-sale securities, net of tax	1,960	-	86	(86)	1,960
Comprehensive income	$38,211	$24,560	$4,947	$(29,507)	$38,211

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statement of Operations

	Nine Months Ended September 30, 2014
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$1,157,499	$-	$-	$1,157,499
Cost of Sales	-	(956,197)	-	-	(956,197)
Inventory impairments	-	(850)	-	-	(850)
Gross margin	-	200,452	-	-	200,452
Selling, general, and administrative expenses	(30,534)	(117,619)	-	(499)	(148,652)
Equity income of subsidiaries	62,290	-	-	(62,290)	-
Interest and other income	23,021	1,089	12	(34)	24,088
Interest expense	(685)	-	-	-	(685)
Other expense	(6)	(2,528)	-	-	(2,534)
Loss on early extinguishment of debt	(9,412)	-	-	-	(9,412)
Other-than-temporary impairment of marketable securities	(4,293)	-	-	-	(4,293)
Homebuilding pretax income (loss)	40,381	81,394	12	(62,823)	58,964
Financial Services:
Financial services pretax income	-	-	17,093	533	17,626
Income before income taxes	40,381	81,394	17,105	(62,290)	76,590
(Provision) benefit for income taxes	8,123	(29,848)	(6,361)	-	(28,086)
Net income	$48,504	$51,546	$10,744	$(62,290)	$48,504
Other comprehensive income related to available-for-sale securities, net of tax	(4,203)	-	(93)	93	(4,203)
Comprehensive income	$44,301	$51,546	$10,651	$(62,197)	$44,301

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statement of Operations

	Nine Months Ended September 30, 2013
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
Homebuilding:
Revenues	$-	$1,168,848	$-	$(1,248)	$1,167,600
Cost of Sales	-	(959,610)	-	1,248	(958,362)
Inventory impairments	-	(350)	-	-	(350)
Gross margin	-	208,888	-	-	208,888
Selling, general, and administrative expenses	(48,163)	(109,439)	(1)	(259)	(157,862)
Equity income of subsidiaries	99,079	-	-	(99,079)	-
Interest and other income	22,491	1,100	11	-	23,602
Interest expense	(1,726)	-	-	-	(1,726)
Other expense	(11)	(1,592)	-	-	(1,603)
Loss on early extinguishment of debt	-	-	-	-	-
Other-than-temporary impairment of marketable securities	-	-	-	-	-
Homebuilding pretax income (loss)	71,670	98,957	10	(99,338)	71,299
Financial Services:
Financial services pretax income	-	-	23,949	259	24,208
Income before income taxes	71,670	98,957	23,959	(99,079)	95,507
(Provision) benefit for income taxes	212,006	(14,646)	(9,191)	-	188,169
Net income	$283,676	$84,311	$14,768	$(99,079)	$283,676
Other comprehensive income related to available-for-sale securities, net of tax	2,500	-	(206)	206	2,500
Comprehensive income	$286,176	$84,311	$14,562	$(98,873)	$286,176

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statement of Cash Flows

	Nine Months Ended September 30, 2014
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(44,477)	$(174,980)	$46,201	$-	$(173,256)
Net cash provided by (used in) investing activities	(9,675)	(428)	1,717	134,011	125,625
Financing activities:
Payments from (advances to) subsidiaries	-	174,725	(40,714)	(134,011)	-
Advances on mortgage repurchase facility, net	-	-	(31,292)	-	(31,292)
Proceeds from issuance of senior notes	248,375	-	-	-	248,375
Repayment of senior notes	(259,118)	-	-	-	(259,118)
Advances on revolving credit facility, net	10,000	-	-	-	10,000
Dividend payments	(36,616)	-	-	-	(36,616)
Proceeds from exercise of stock options	63	-	-	-	63
Net cash provided by (used in) financing activities	(37,296)	174,725	(72,006)	(134,011)	(68,588)

Net increase in cash and cash equivalents	(91,448)	(683)	(24,088)	-	(116,219)
Cash and cash equivalents:
Beginning of period	145,180	3,454	50,704	-	199,338
End of period	$53,732	$2,771	$26,616	$-	$83,119

	Nine Months Ended September 30, 2013
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$5,851	$(357,618)	$125,907	$-	$(225,860)
Net cash provided by (used in) investing activities	(338,320)	(881)	10,323	277,288	(51,590)
Financing activities:
Payments from (advances to) subsidiaries	-	359,280	(81,992)	(277,288)	-
Advances on mortgage repurchase facility, net	-	-	(37,415)	-	(37,415)
Proceeds from the issuance of senior notes	346,938	-	-	-	346,938
Proceeds from exercise of stock options	5,118	-	-	-	5,118
Net cash provided by (used in) financing activities	352,056	359,280	(119,407)	(277,288)	314,641

Net increase (decrease) in cash and cash equivalents	19,587	781	16,823	-	37,191
Cash and cash equivalents:
Beginning of period	125,904	3,308	30,883	-	160,095
End of period	$145,491	$4,089	$47,706	$-	$197,286

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$405,051	$433,693	$1,154,328	$1,165,768
Land sale revenues	2,653	25	3,171	1,832
Total home and land sale revenues	407,704	433,718	1,157,499	1,167,600
Home cost of sales	(338,037)	(354,889)	(953,690)	(956,892)
Land cost of sales	(1,985)	(35)	(2,507)	(1,470)
Inventory impairments	-	(350)	(850)	(350)
Total cost of sales	(340,022)	(355,274)	(957,047)	(958,712)
Gross margin	67,682	78,444	200,452	208,888
Gross margin %	16.6%	18.1%	17.3%	17.9%
Selling, general and administrative expenses	(50,512)	(57,753)	(148,652)	(157,862)
Interest and other income	5,926	6,853	24,088	23,602
Interest expense	-	-	(685)	(1,726)
Other expense	(841)	(881)	(2,534)	(1,603)
Loss on early extinguishment of debt	-	-	(9,412)	-
Other-than-temporary impairment of marketable securities	(4,293)	-	(4,293)	-
Homebuilding pretax income	17,962	26,663	58,964	71,299

Financial Services:
Revenues	10,699	14,282	31,413	40,672
Expenses	(5,643)	(6,921)	(16,182)	(19,144)
Interest and other income	906	885	2,395	2,680
Financial services pretax income	5,962	8,246	17,626	24,208

Income before income taxes	23,924	34,909	76,590	95,507
Benefit from (provision for) income taxes	(8,466)	1,342	(28,086)	188,169
Net income	$15,458	$36,251	$48,504	$283,676

Earnings per share:
Basic	$0.32	$0.74	$0.99	$5.80
Diluted	$0.32	$0.74	$0.99	$5.75

Weighted average common shares outstanding:
Basic	48,625,685	48,478,403	48,607,425	48,423,969
Diluted	48,830,790	48,753,649	48,824,871	48,852,870

Dividends declared per share	$0.25	$-	$0.75	$-

Cash provided by (used in):
Operating Activities	$(76,984)	$(79,617)	$(173,256)	$(225,860)
Investing Activities	$42,700	$37,421	$125,625	$(51,590)
Financing Activities	$(12,628)	$(9,936)	$(68,588)	$314,641

Overview

During the 2014 third quarter, our results were mixed as we continued to navigate our operations through an uneven recovery for the homebuilding industry. Following a significant increase in home prices during the first half of 2013, the use of incentives to stimulate demand for new homes in certain markets has become more prevalent in 2014. These additional incentives, combined with the escalation of both land and construction costs, have pressured our homebuilding gross margin percentage, which decreased both sequentially and year-over-year in the 2014 third quarter. We have been able to partially offset the impact of the margin pressure by reducing overhead expenses. Additionally, we increased our net new home orders for the 2014 third quarter by expanding our community count, establishing a foundation for future improvement in both top and bottom line results. While we may continue to see some volatility in industry conditions and our operating results in the short-term, we believe that the longer-term trend will be positive, driven by continued progress toward more healthy levels of household formation, employment and consumer confidence.

Our net income for the 2014 third quarter was $15.5 million, or $0.32 per diluted share, compared to net income of $36.3 million, or $0.74 per diluted share, for the year earlier period. The decrease was attributable in part to a $14.7 million benefit from the reversal of a portion of our deferred tax asset valuation allowance in the 2013 third quarter, which resulted in a net tax benefit of $1.3 million, while for the 2014 third quarter we had no such net tax benefit and instead recognized $8.5 million of income tax expense. Additionally, we recognized a $4.3 million impairment on certain marketable securities sold subsequent to quarter end to fund our early retirement of debt (see below) and gross margins declined $10.8 million, due to a 7% year-over-year decline in home sale revenues and a 160 basis point decline in our gross margin from home sales percentage. A 13% decline in homes delivered, partially offset by a 7% improvement in average selling price, drove the 7% decline in home sale revenues. The decrease in homes delivered was attributable to a 10% year-over-year decrease in backlog at the beginning of the quarter and a slightly lower backlog conversion rate. These items were offset in part by a $7.2 million year-over-year improvement in our homebuilding selling, general and administrative (“SG&A”) expenses, primarily due to lower legal and compensation-related expenses. SG&A expenses as a percentage of home sale revenues (“SG&A rate”) improved by 80 basis points year-over-year to 12.5%.

For the first time since the second quarter of 2013, we experienced a year-over-year increase in the number of units in our backlog at the end of the 2014 third quarter, in large part the result of a 17% year-over-year increase in net new home orders, which benefited from a 20% increase in average active subdivisions to 164. This increase in units, coupled with a 13% increase in the average selling price of net new home orders, primarily drove a 17% year-over-year increase in the dollar value of homes in backlog to $792.1 million.

For the nine months ended September 30, 2014, our net income was $48.5 million, or $0.99 per diluted share, compared to net income of $283.7 million, or $5.75 per diluted share, for the year earlier period. The decrease was attributable primarily to the $187.6 million benefit from the reversal of our deferred tax asset valuation allowance in the 2013 second quarter, while for the nine months ended September 30, 2014 we had no such benefit and recognized $28.1 million of income tax expense. The nine month period for 2014 was also adversely impacted by a $9.4 million charge related to the early extinguishment of debt recognized in the 2014 first quarter, a 60 basis point decline in gross margin from home sales and a 27% decline in financial services income, due primarily to more competitive mortgage market conditions and higher interest rates. These declines were partially offset by a 60 basis point improvement in our SG&A rate.

During the 2014 third quarter, we purchased nearly 1,300 lots in 33 communities, including 20 new communities. Year-to-date, we purchased approximately 3,700 lots in 92 communities, 66 of which were new, resulting in an increase to our inventories by $279.5 million since the beginning of the year. The investment in inventories was funded using our cash and marketable securities. Including amounts available under our $450 million revolving credit facility, we ended the third quarter with total liquidity of approximately $1.0 billion, up 21% over the prior year. In October of 2014, we redeemed our 5⅜% Senior Notes due July 2015.  As a result of this transaction, we paid $258.5 million to extinguish $250 million in debt principal.

Homebuilding

Pretax Income

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2014	2013	Amount	%	2014	2013	Amount	%
	(Dollars in thousands)
West	$12,402	$19,539	$(7,137)	(37)%	$41,747	$46,929	$(5,182)	(11)%
Mountain	11,031	12,203	(1,172)	(10)%	30,572	39,341	(8,769)	(22)%
East	1,138	6,657	(5,519)	(83)%	9,095	12,708	(3,613)	(28)%
Corporate	(6,609)	(11,736)	5,127	(44)%	(22,450)	(27,679)	5,229	(19)%
Total homebuilding pretax income	$17,962	$26,663	$(8,701)	(33)%	$58,964	$71,299	$(12,335)	(17)%

For the 2014 third quarter, homebuilding pretax income decreased $8.7 million to $18.0 million, compared to pretax income of $26.7 million for the third quarter of 2013. The impact of a 160 basis point decrease in our gross margin from home sales, a 7% decline in our home sale revenues and a $4.3 million impairment on certain marketable securities sold subsequent to quarter end to fund our early debt redemption more than offset an 80 basis point improvement in our SG&A rate. The improvement in our Corporate segment’s pretax loss was due primarily to a decrease in compensation-related expense for certain executive officers. Each of our homebuilding regions experienced a year-over-year decrease in pretax income resulting from declines in both homes delivered and gross margin from home sales.

Homebuilding pretax income for the nine months ended September 30, 2014 was $59.0 million, down $12.3 million from $71.3 million for the same period in 2013, largely due to a charge of $9.4 million related to the early extinguishment of debt and a 60 basis point decline in our gross margin from home sales, which was partially offset by lower legal and compensation-related expenses. The decline in our East segment was primarily the result of a 10% year-over-year decline in the number of homes delivered, partially offset by a $3.6 million improvement in legal expenses, while declines in our West and Mountain segments were the result of decreases in both homes delivered and gross margin from home sales. For our Corporate segment, an improvement in pretax income was primarily the result of a decrease in compensation-related expense for certain executive officers.

Assets

	September 30,	December 31,	Change
	2014	2013	Amount	%
	(Dollars in thousands)
West	$911,952	$760,450	$151,502	20%
Mountain	519,332	418,796	100,536	24%
East	342,766	297,627	45,139	15%
Corporate	708,027	951,809	(243,782)	(26)%
Total homebuilding assets	$2,482,077	$2,428,682	$53,395	2%

Homebuilding assets increased slightly during the first nine months of 2014. Homebuilding assets in our West, Mountain and East segments increased from December 31, 2013 as incremental investments in both land and new construction drove an increase in our inventory balances. The funds for these investments came from our Corporate segment, resulting in a decline in Corporate segment assets of $243.8 million.

Home and land sale revenues

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2014	2013	Amount	%	2014	2013	Amount	%
	(Dollars in thousands)
West	$184,627	$188,456	$(3,829)	(2)%	$510,710	$487,949	$22,761	5%
Mountain	144,442	134,992	9,450	7%	392,052	402,137	(10,085)	(3)%
East	78,635	110,270	(31,635)	(29)%	254,737	277,514	(22,777)	(8)%
Total home and land sale revenues	$407,704	$433,718	$(26,014)	(6)%	$1,157,499	$1,167,600	$(10,101)	(1)%

For the 2014 third quarter, home sale revenues decreased by $26.0 million year-over-year to $407.7 million. For the nine months ended September 30, 2014, home sale revenues decreased by $10.1 million from the prior year period to $1,157.5 million. The decreases for both the three and nine months ended September 30, 2014 compared to the same periods in the prior year were primarily driven by a decline in deliveries of 13% and 10%, respectively. In both periods the decline was most significant in our East segment, which experienced a year-over-year decline in net new orders during the spring selling season due to extreme winter weather conditions, lower active subdivision count and lower overall demand in that region. The decrease in overall deliveries was partially offset by year-over-year increases in average selling price for the three and nine months ended September 30, 2014 of 7% and 10%, respectively.

New Home Deliveries

	Three Months Ended September 30,
	2014			2013			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	222	$58,816	$264.9	173	$42,029	$242.9	28%	40%	9%
California	136	62,217	457.5	156	57,852	370.8	(13)%	8%	23%
Nevada	131	40,297	307.6	187	53,017	283.5	(30)%	(24)%	9%
Washington	66	23,297	353.0	110	35,558	323.3	(40)%	(34)%	9%
West	555	184,627	332.7	626	188,456	301.0	(11)%	(2)%	11%
Colorado	309	129,056	417.7	320	120,402	376.3	(3)%	7%	11%
Utah	43	13,526	314.6	45	14,565	323.7	(4)%	(7)%	(3)%
Mountain	352	142,582	405.1	365	134,967	369.8	(4)%	6%	10%
Maryland	74	35,094	474.2	100	43,574	435.7	(26)%	(19)%	9%
Virginia	56	26,682	476.5	90	46,866	520.7	(38)%	(43)%	(8)%
Florida	56	16,066	286.9	76	19,830	260.9	(26)%	(19)%	10%
East	186	77,842	418.5	266	110,270	414.5	(30)%	(29)%	1%
Total	1,093	$405,051	$370.6	1,257	$433,693	$345.0	(13)%	(7)%	7%

	Nine Months Ended September 30,
	2014			2013			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	531	$138,901	$261.6	443	$105,662	$238.5	20%	31%	10%
California	371	174,215	469.6	469	168,640	359.6	(21)%	3%	31%
Nevada	395	123,016	311.4	481	127,611	265.3	(18)%	(4)%	17%
Washington	208	74,578	358.5	269	86,034	319.8	(23)%	(13)%	12%
West	1,505	510,710	339.3	1,662	487,947	293.6	(9)%	5%	16%
Colorado	885	354,443	400.5	933	347,211	372.1	(5)%	2%	8%
Utah	111	35,231	317.4	171	53,097	310.5	(35)%	(34)%	2%
Mountain	996	389,674	391.2	1,104	400,308	362.6	(10)%	(3)%	8%
Maryland	232	108,350	467.0	237	100,685	424.8	(2)%	8%	10%
Virginia	180	88,972	494.3	248	123,335	497.3	(27)%	(28)%	(1)%
Florida	211	56,622	268.4	207	53,493	258.4	2%	6%	4%
East	623	253,944	407.6	692	277,513	401.0	(10)%	(8)%	2%
Total	3,124	$1,154,328	$369.5	3,458	$1,165,768	$337.1	(10)%	(1)%	10%

For both the three and nine months ended September 30, 2014, we experienced increases in the average selling price of homes delivered in nearly all our markets. The improvements in each market’s average selling price were primarily the result of a mix shift to higher-priced communities, particularly in California, and, to a lesser extent, price increases implemented in 2013. However, the increases in average selling price were more than offset by a decrease in the number of homes delivered of 13% and 10%, respectively, for the three and nine months ended September 30, 2014. The decline in home deliveries was primarily attributable to lower beginning backlog, which decreased 10% and 23% year-over-year, respectively, for the three and nine months ended September 30, 2014.

Gross Margin

Our gross margin from home sales for the 2014 third quarter decreased 160 basis points year-over-year and 60 basis points sequentially to 16.5%, due primarily to increases in land and construction costs and increased incentive levels offered to stimulate demand. Excluding interest in cost of sales and impairments, our gross margin from home sales was 20.2% for the 2014 third quarter, down 160 basis points versus 21.8% in the same quarter in 2013 (please see the table set forth below reconciling this non-GAAP measure to our gross margin from home sales).

Our gross margin from home sales for the nine months ended September 30, 2014 was 17.3%, down 60 basis points from 17.9% in the same period in the prior year. Gross margin from home sales excluding inventory impairments and interest in cost of sales for the nine months ended September 30, 2014 was 21.1%, down slightly from 21.2% for the same period in 2013.

The table set forth below is a reconciliation of our gross margin from home sales to gross margin from home sales excluding interest in cost of sales and inventory impairments, which is a non-GAAP measure.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	Gross Margin %	2013	Gross Margin %	2014	Gross Margin %	2013	Gross Margin %
	(Dollars in thousands)
Gross Margin	$67,682	16.6%	$78,444	18.1%	$200,452	17.3%	$208,888	17.9%
Less: Land Sale Revenues	(2,653)		(25)		(3,171)		(1,832)
Add: Land Cost of Sales	1,985		35		2,507		1,470
Gross Margin from Home Sales	67,014	16.5%	78,454	18.1%	199,788	17.3%	208,526	17.9%
Add: Inventory Impairments	-		350		850		350
Gross Margin from Home Sales
Excluding Impairments (1)	67,014	16.5%	78,804	18.2%	200,638	17.4%	208,876	17.9%
Add: Interest in Cost of Sales	14,966		15,567		43,212		38,121
Gross Margin from Home Sales
Excluding Impairments and
Interest in cost of Sales (1)	$81,980	20.2%	$94,371	21.8%	$243,850	21.1%	$246,997	21.2%
________________________________

(1)

Gross Margin from Home Sales Excluding Impairments and Gross Margin from Home Sales Excluding Impairments and Interest in Cost of Sales are non-GAAP financial measures. We believe this information is meaningful as it isolates the impact that interest and impairments have on our Gross Margin from Home Sales and permits investors to make better comparisons with our competitors, who also break out and adjust gross margins in a similar fashion.

Inventory Impairments

We recognized no inventory impairments during the three months ended September 30, 2014. Year-to-date through September 30, 2014, we recognized $0.9 million of inventory impairment charges related to two projects in our East segment. We recognized $0.4 million in impairments for the three and nine months ended September 30, 2013.

The following table sets forth the number of subdivisions and carrying value of the inventory we tested for impairment during the first three quarters of 2014 and 2013.

Nine Months Ended	Total Subdivisions Tested for Impairment During Quarter	Carrying Value of Inventory Tested for Impairment During Quarter	Carrying Value of Impaired Inventory Before Impairment at Quarter End	Inventory Impairments	Fair Value of Inventory After Impairments	Number of Subdivisions Impaired During the Quarter	Number of Lots Impaired During the Quarter
	(Dollars in thousands)
March 31, 2014	16	$37,404	$-	$-	$-	-	-
June 30, 2014	16	53,591	5,135	850	4,285	2	23
September 30, 2014	23	96,488	-	-	-	-	-
Nine Month Total	55	$187,483	$5,135	$850	$4,285	2	23

March 31, 2013	17	$42,919	$-	$-	$-	-	-
June 30, 2013	23	48,329	-	-	-	-	-
September 30, 2013	8	14,731	2,326	350	1,976	1	9
Nine Month Total	48	$105,979	$2,326	$350	$1,976	1	9

Selling, General and Administrative Expenses

Our SG&A expenses were $50.5 million for the quarter ended September 30, 2014, compared to $57.8 million for the same period in 2013. The decrease in SG&A expenses was largely attributable to $6.7 million in lower incentive-based compensation and post-retirement benefit expense for certain of our executive officers and a $2.3 million reduction in our legal expenses. These decreases were partially offset by an increase in marketing costs of $3.1 million, which related to a larger number of active communities as compared with the same period a year ago. Despite a decline in home sale revenues, the SG&A savings drove a reduction in our SG&A rate by 80 basis points from 13.3% in the 2013 third quarter to 12.5% in the 2014 third quarter.

For the nine months ended September 30, 2014, our SG&A expenses were $148.7 million, compared to $157.9 million for the same period in 2013. The decrease in SG&A expenses was largely attributable to $3.3 million in lower stock-based compensation expense, $11.5 million in lower incentive-based compensation and post-retirement benefits expense for certain of our executive officers and a $6.2 million reduction in our legal expenses. These improvements were partially offset by a year-over-year increase in marketing costs of $5.8 million incurred to support a larger number of active communities as compared with the same period a year ago. These year-over-year improvements drove an improvement in our SG&A rate by 60 basis points from 13.5% in 2013 to 12.9% in 2014.

Early Extinguishment of Debt

During the nine months ended September 30, 2014, we redeemed $250 million of senior notes due December 2014, which resulted in an early extinguishment of debt charge of $9.4 million. We funded the early redemption of our senior notes using proceeds from the January 2014 issuance of $250 million 10-year senior notes due 2024 and from selling a portion of our marketable securities. As discussed in our subsequent event footnote to our unaudited consolidated financial statements, on October 27, 2014 we redeemed $250 million of senior notes due July 2015. As a result, we will incur an early extinguishment of debt charge of approximately $8.7 million in the 2014 fourth quarter.

Other-Than-Temporary Impairment of Marketable Securities

During the three and nine months ended September 30, 2014, we recorded an impairment of marketable securities totaling $4.3 million for certain equity securities we sold subsequent to quarter end to fund the early retirement of $250 million of our 5⅜% senior notes due July 2015.

Other Homebuilding Operating Data

Net New Orders:

	Three Months Ended September 30,
	2014				2013				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *
	(Dollars in thousands)
Arizona	208	$63,685	$306.2	1.98	185	$49,009	$264.9	3.11	12%	30%	16%	(36)%
California	164	78,245	477.1	2.80	91	37,654	413.8	2.81	80%	108%	15%	(0)%
Nevada	155	55,766	359.8	2.91	119	39,276	330.1	2.87	30%	42%	9%	1%
Washington	63	22,578	358.4	2.33	75	24,596	327.9	2.17	(16)%	(8)%	9%	7%
West	590	220,274	373.3	2.42	470	150,535	320.3	2.81	26%	46%	17%	(14)%
Colorado	262	114,707	437.8	2.25	251	101,385	403.9	2.23	4%	13%	8%	1%
Utah	35	11,934	341.0	2.12	28	8,481	302.9	2.17	25%	41%	13%	(2)%
Mountain	297	126,641	426.4	2.24	279	109,866	393.8	2.22	6%	15%	8%	1%
Maryland	55	25,518	464.0	1.31	50	23,459	469.2	0.94	10%	9%	(1)%	39%
Virginia	49	24,878	507.7	2.04	48	22,262	463.8	1.55	2%	12%	9%	32%
Florida	90	34,274	380.8	1.88	77	19,363	251.5	2.23	17%	77%	51%	(16)%
East	194	84,670	436.4	1.70	175	65,084	371.9	1.48	11%	30%	17%	15%
Total	1,081	$431,585	$399.2	2.20	924	$325,485	$352.3	2.25	17%	33%	13%	(2)%

	Nine Months Ended September 30,
	2014				2013				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate
	(Dollars in thousands)
Arizona	661	$193,516	$292.8	2.32	508	$129,469	$254.9	3.28	30%	49%	15%	(29)%
California	531	257,163	484.3	3.64	451	178,424	395.6	4.18	18%	44%	22%	(13)%
Nevada	485	158,804	327.4	3.27	441	134,717	305.5	4.15	10%	18%	7%	(21)%
Washington	229	85,033	371.3	2.54	262	84,668	323.2	2.67	(13)%	0%	15%	(5)%
West	1,906	694,516	364.4	2.85	1,662	527,278	317.3	3.56	15%	32%	15%	(20)%
Colorado	1,068	453,163	424.3	3.12	1,050	392,728	374.0	3.02	2%	15%	13%	3%
Utah	133	44,425	334.0	2.64	137	43,644	318.6	1.98	(3)%	2%	5%	33%
Mountain	1,201	497,588	414.3	3.06	1,187	436,372	367.6	2.85	1%	14%	13%	7%
Maryland	200	95,390	477.0	1.44	252	115,425	458.0	1.51	(21)%	(17)%	4%	(5)%
Virginia	172	86,625	503.6	2.08	231	115,473	499.9	2.23	(26)%	(25)%	1%	(7)%
Florida	257	87,047	338.7	1.96	243	62,163	255.8	2.14	6%	40%	32%	(8)%
East	629	269,062	427.8	1.78	726	293,061	403.7	1.89	(13)%	(8)%	6%	(6)%
Total	3,736	$1,461,166	$391.1	2.64	3,575	$1,256,711	$351.5	2.82	5%	16%	11%	(6)%

* Calculated as total net new orders in period ÷ average active communities during period ÷ number of months in period

For the three and nine months ended September 30, 2014, the dollar value of net new orders increased 33% and 16%, respectively, compared to the same periods in the prior year, as increases in our average price and active subdivision count more than offset minor declines in our monthly absorption rate. Our West segment showed the most improvement for both the quarter and nine-month periods, largely attributable to our California market and, to a lesser extent, our Arizona and Nevada markets. Significant increases in average active communities resulting from our substantial investment into these three markets over the past two years, coupled with appreciation in the average selling price of net new orders and a mix-shift to higher-priced communities, particularly in California and Arizona, drove a 46% and 32% improvement in the dollar value of net new orders for the three and nine months ended, respectively. In Florida, the significant increase in the dollar value of net new orders for both periods was due to a higher proportion of our new orders coming from the Orlando and South Florida markets, which have a much higher average selling price than our Jacksonville operation.

For the quarter ended September 30, 2014, our monthly sales absorption rate was down slightly to 2.2 sales per community from 2.3 in the prior year period. The monthly absorption rates declined the most in our Arizona market in our West segment and our Florida market in our East segment, which both have a relatively high exposure to first-time homebuyers, who have been slow to return to the market. For the nine months ended September 30, 2014, our East and West segments experienced year-over-year decreases in absorption pace while our Mountain segment showed improvement due to strength in our Colorado market and improvement in our Utah market.

Active Subdivisions:

	September 30,		%
	2014	2013	Change
Arizona	36	19	89%
California	21	11	91%
Nevada	18	15	20%
Washington	10	11	(9)%
West	85	56	52%
Colorado	42	37	14%
Utah	5	5	0%
Mountain	47	42	12%
Maryland	14	16	(13)%
Virginia	8	9	(11)%
Florida	16	11	45%
East	38	36	6%
Total	170	134	27%
Average for quarter ended	164	137	20%
Average for the nine months ended	157	141	11%

At September 30, 2014, we had 170 active subdivisions, a 27% increase from 134 active subdivisions at September 30, 2013. This represents the fourth quarter in a row of year-over-year increases in active subdivisions. The year-over-year increase in active subdivisions at September 30, 2014 was driven primarily by significant land acquisition activity over the past two years, particularly in our West markets.

Cancellation Rate:

	Three Months Ended September 30,		Change in	Nine Months Ended September 30,		Change in
	2014	2013	Percentage	2014	2013	Percentage
Arizona	28%	15%	13%	22%	16%	6%
California	29%	37%	(8)%	23%	23%	0%
Nevada	22%	21%	1%	19%	20%	(1)%
Washington	24%	21%	3%	19%	17%	2%
West	26%	23%	3%	21%	19%	2%
Colorado	28%	27%	1%	19%	20%	(1)%
Utah	17%	30%	(13)%	15%	19%	(4)%
Mountain	27%	28%	(1)%	19%	20%	(1)%
Maryland	25%	37%	(12)%	23%	26%	(3)%
Virginia	30%	36%	(6)%	25%	26%	(1)%
Florida	24%	29%	(5)%	23%	23%	0%
East	26%	33%	(7)%	24%	25%	(1)%
Total	26%	26%	0%	21%	21%	0%

Our cancellation rate for the three and nine months ended September 30, 2014 was unchanged from the same periods in the prior year at 26% and 21%, respectively. For the quarter ended September 30, 214, we experienced large declines in cancellation rates for our Utah and Maryland markets due to fewer customers changing lots, which are treated as cancellations and subsequent re-sales, and to a lesser extent various efforts to enhance the quality of our backlog, including reduced acceptance of contingencies and enhanced review of buyer creditworthiness before the acceptance of sales contracts. For the same period, the increase in our Arizona market was primarily due to potential buyers being unable to obtain financing, higher lot transfers and more contingent contracts being cancelled.

Backlog:

	September 30,
	2014			2013			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	290	$96,456	$332.6	215	$58,313	$271.2	35%	65%	23%
California	307	150,856	491.4	211	87,963	416.9	45%	71%	18%
Nevada	230	81,644	355.0	164	57,521	350.7	40%	42%	1%
Washington	67	25,302	377.6	72	25,119	348.9	(7)%	1%	8%
West	894	354,258	396.3	662	228,916	345.8	35%	55%	15%
Colorado	600	268,205	447.0	587	227,335	387.3	2%	18%	15%
Utah	48	17,135	357.0	47	15,387	327.4	2%	11%	9%
Mountain	648	285,340	440.3	634	242,722	382.8	2%	18%	15%
Maryland	97	48,831	503.4	198	94,175	475.6	(51)%	(48)%	6%
Virginia	95	47,663	501.7	168	84,867	505.2	(43)%	(44)%	(1)%
Florida	140	56,053	400.4	100	26,081	260.8	40%	115%	54%
East	332	152,547	459.5	466	205,123	440.2	(29)%	(26)%	4%
Total	1,874	$792,145	$422.7	1,762	$676,761	$384.1	6%	17%	10%

At September 30, 2014 we had 1,874 homes in backlog with a total value of $792.1 million, representing an increase of 112 homes and $115.4 million from 1,762 homes in backlog with a total value of $676.8 million at September 30, 2013. The year-over-year increase in units in backlog marked our first year-over-year increase in units in backlog since the 2013 second quarter. The increase in average price of homes in backlog was driven by a year-over-year improvement of 11% in the average selling price of net new orders for the nine months ended September 30, 2014.

Homes Completed or Under Construction (WIP lots):

	September 30,		%
	2014	2013	Change
Unsold:
Completed	456	202	126%
Under construction	881	940	(6)%
Total unsold started homes	1,337	1,142	17%
Sold homes under construction or completed	1,417	1,459	(3)%
Model homes	242	229	6%
Total homes completed or under construction	2,996	2,830	6%

Our total homes completed or under construction increased 6% to 2,996 at September 30, 2014 from 2,830 at September 30, 2013, primarily resulting from our decision to start more speculative homes in the latter half of 2013 as well as our increased community count as of the end of the quarter. While spec homes were up 17% year-over-year, spec homes per active community were down 8% year-over-year as a result of our ongoing efforts to adjust spec home supply to meet current levels of demand.

Lots Owned and Optioned (including homes completed or under construction):

	September 30, 2014			September 30, 2013
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total	Total % Change
Arizona	2,461	50	2,511	2,888	134	3,022	(17)%
California	1,711	191	1,902	1,546	64	1,610	18%
Nevada	1,703	209	1,912	1,514	265	1,779	7%
Washington	936	-	936	518	154	672	39%
West	6,811	450	7,261	6,466	617	7,083	3%
Colorado	4,240	1,160	5,400	4,372	1,014	5,386	0%
Utah	662	-	662	546	-	546	21%
Mountain	4,902	1,160	6,062	4,918	1,014	5,932	2%
Maryland	403	389	792	522	325	847	(6)%
Virginia	546	510	1,056	415	294	709	49%
Florida	917	254	1,171	716	521	1,237	(5)%
East	1,866	1,153	3,019	1,653	1,140	2,793	8%
Total	13,579	2,763	16,342	13,037	2,771	15,808	3%

Our owned and optioned lot supply as of September 30, 2014 increased by 3% year-over-year. We increased the supply of lots in all of our markets, with the exception of our Arizona, Maryland and Florida markets, where demand has been more heavily impacted by market volatility. We believe that our current lot supply can support growth for our Company in future periods.

Financial Services

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2014	2013	Amount	%	2014	2013	Amount	%
	(Dollars in thousands)
Financial services revenues
Mortgage operations	$6,416	$9,694	(3,278)	(34)%	$18,887	$29,232	(10,345)	(35)%
Other	4,283	4,588	(305)	(7)%	12,526	11,440	1,086	9%
Total financial services revenues	$10,699	$14,282	(3,583)	(25)%	$31,413	$40,672	(9,259)	(23)%

Financial services pretax income
Mortgage operations	$3,327	$5,936	(2,609)	(44)%	$10,387	$18,790	(8,403)	(45)%
Other	2,635	2,310	325	14%	7,239	5,418	1,821	34%
Total financial services pretax income	$5,962	$8,246	(2,284)	(28)%	$17,626	$24,208	(6,582)	(27)%

Our financial services pretax income for the three and nine months ended September 30, 2014 was down 28% and 27%, respectively, from the same prior year periods. The decreases were primarily driven by our mortgage operations segment which had lower pretax income for both periods presented due to: (1) reduced volumes of loans locked and sold; (2) lower gains on loans locked and sold compared to a year ago; and (3) lower origination income due to fewer loan originations. These results were caused primarily by a more competitive mortgage market, which also resulted in lower capture rates. “Capture rate” is defined as the number of mortgage loans originated by our mortgage operations for our homebuyers as a percent of our total home closings.

The table below sets forth information for our mortgage operations relating to mortgage loans originated and capture rate.

	Three Months Ended		% or	Nine Months Ended		% or
	September 30,		Percentage	September 30,		Percentage
	2014	2013	Change	2014	2013	Change
	(Dollars in thousands)			(Dollars in thousands)
Total Originations (including transfer loans):
Loans	619	772	(20)%	1,772	2,205	(20)%
Principal	$197,731	$235,810	(16)%	$552,224	$657,864	(16)%
Capture Rate Data:
Capture rate as % of all homes delivered	56%	60%	(4)%	56%	62%	(6)%
Capture rate as % of all homes delivered (excludes cash sales)	61%	65%	(4)%	61%	66%	(5)%
Mortgage Loan Origination Product Mix:
FHA loans	14%	23%	(9)%	15%	25%	(10)%
Other government loans (VA & USDA)	32%	33%	(1)%	30%	31%	(1)%
Total government loans	46%	56%	(10)%	45%	56%	(11)%
Conventional loans	54%	44%	10%	55%	44%	11%
	100%	100%	0%	100%	100%	0%
Loan Type:
Fixed rate	95%	94%	1%	93%	97%	(4)%
ARM	5%	6%	(1)%	7%	3%	4%
Credit Quality:
Average FICO Score	736	735	0%	738	734	1%
Other Data:
Average Combined LTV ratio	87%	89%	(2)%	86%	89%	(3)%
Full documentation loans	100%	100%	0%	100%	100%	0%
Non-full documentation loans	0%	0%	0%	0%	0%	0%

Loans Sold to Third Parties:
Loans	624	835	(25)%	1,886	2,363	(20)%
Principal	$197,395	$255,294	(23)%	$585,037	$700,947	(17)%

Income Taxes

For the three and nine months ended September 30, 2014 we had income tax expense of $8.5 million and $28.1 million, respectively, compared to an income tax benefit of $1.3 million and $188.2 million for the same periods in 2013, respectively. For the three and nine months end September 30, 2014, we recorded our income tax provision based on an effective income tax rate of 35.4% and 36.7%, respectively, while the significant benefit recognized in the nine months ended September 30, 2013 was due to the $187.6 million reversal of the valuation allowance on our deferred tax asset in the 2013 second quarter. We concluded that the reversal of a portion of our valuation allowance during the 2013 second quarter was appropriate after determining that it was more likely than not, after our evaluation of all relevant positive and negative evidence, that we would be able to realize most of our deferred tax assets within the applicable carry forward periods.

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

Capital Resources

Our capital structure is primarily a combination of (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our publicly traded 5⅝% senior notes due 2020, 5½% senior notes due 2024, and our 6% senior notes due 2043; (3) our revolving credit facility and (4) our mortgage repurchase facility. Because of our current balance of cash, cash equivalents, marketable securities, ability to access the capital markets, and available capacity under both our revolving credit facility and mortgage repurchase facility, we believe that our capital resources are adequate to satisfy our short and long-term capital requirements, including meeting future payments on our senior notes as they become due. See “Forward-Looking Statements” below.

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

On March 25, 2014, we redeemed our 5⅜% Senior Notes due December 2014.  As a result of this transaction, we paid $259.1 million to extinguish $250 million in debt principal with a carrying value, including unamortized deferred financing costs, of $249.7 million and recorded a $9.4 million expense for loss on extinguishment of debt.

On October 27, 2014, we redeemed our 5⅜% Senior Notes due July 2015.  As a result of this transaction, we paid $258.5 million to extinguish $250 million in debt principal with a carrying value, including unamortized deferred financing costs, of $249.8 million and recorded an $8.7 million expense for loss on extinguishment of debt.

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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of September 30, 2014.

As of September 30, 2014, we had $10 million in borrowings and $16.6 million in letters of credit outstanding under the Revolving Credit Facility.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement, (the “Mortgage Repurchase Facility”), with U.S. Bank National Association (“USBNA”). This agreement was amended on September 19, 2014 and extended until September 18, 2015. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. The Mortgage Repurchase Facility, which had a temporary increase in the maximum aggregate commitment from $50 million to $80 million from December 31, 2013 through January 30, 2014, had a maximum aggregate commitment of $50 million as of September 30, 2014. At September 30, 2014 and December 31, 2013, we had $31.8 million and $63.1 million, respectively, of mortgage loans that we were obligated to repurchase under our Mortgage Repurchase Facility. Mortgage loans that we are obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is LIBOR-based. The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth Ratio, (iii) a minimum Adjusted Net Income requirement, and (iv) a minimum Liquidity requirement. The foregoing terms are defined in the Mortgage Repurchase Facility. We believe we were in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of September 30, 2014.

Dividends

During the three and nine months ended September 30, 2014, we paid a dividend of $0.25 per share and dividends totaling $0.75 per share, respectively. There were no dividends paid during the three or nine months ended September 30, 2013 as a $1.00 accelerated dividend was paid in the fourth quarter of 2012 in lieu of declaring and paying regular quarterly dividends in calendar year 2013.

MDC Common Stock Repurchase Program

At September 30, 2014, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the nine months ended September 30, 2014.

Consolidated Cash Flow

During the nine months ended September 30, 2014, we used $173.3 million in cash from operating activities, primarily resulting from increasing our inventory from December 31, 2013, which resulted in the use of $279.9 million in cash.  This use of cash was partially offset by a $34.4 million decrease in mortgage loans held-for-sale, net income of $48.5 million, and the use of net operating loss carryforwards to reduce our current taxes payable.

During the nine months ended September 30, 2014, we generated $125.6 million of cash from investing activities, primarily attributable to $537.4 million in proceeds from the sale or maturity of marketable securities, partially offset by the purchase of $409.8 million of marketable securities.

During the nine months ended September 30, 2014, we used $68.6 million in cash from financing activities, primarily attributable to $259.1 million in cash used to redeem our 5⅜% Senior Notes due December 2014, repayments totaling $31.3 million on our mortgage repurchase facility and dividend payments totaling $36.6 million, which was partially offset by the issuance of $250 million of our 10-year 5½% Senior Notes due 2024 and a $10 million draw on our homebuilding line of credit.

Off-Balance Sheet Arrangements

Lot Option Purchase Contracts. In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At September 30, 2014, we had deposits of $14.8 million in the form of cash and $2.8 million in the form of letters of credit that secured option contracts to purchase 2,763 lots for a total estimated purchase price of $220.8 million.

Surety Bonds and Letters of Credit. At September 30, 2014, we had issued and outstanding surety bonds and letters of credit totaling $135.7 million and $34.9 million, respectively, including $18.2 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $56.0 million and $7.3 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Our cash and investment policy and strategy is to achieve an appropriate investment return while preserving principal and managing risk. Our cash and cash equivalents may include immediately available commercial bank deposits, commercial paper, money market funds, certificates of deposit and time deposits. Our marketable securities contain both debt and equity instruments, held directly or through mutual funds. Our debt securities consist primarily of fixed and floating rate interest earning debt securities, which may include, among others, United States government and government agency debt and corporate debt. Our equity securities consist primarily of holdings in mutual fund securities, which invest mostly in debt securities. The remaining equity securities in our investment portfolio are holdings in corporate equities. The market value and/or income derived from our debt and equity securities can be negatively impacted by a number of market risk factors, including changes in interest rates, general economic conditions and equity markets. As of September 30, 2014, we had marketable securities in unrealized loss positions totaling $6.5 million, against which we recorded impairments totaling $4.3 million. For the remaining marketable securities in unrealized loss positions totaling $2.2 million, there can be no assurances that the cost basis of these securities will be recovered in the future. If we elect to sell, or are otherwise were required to sell these securities, we could be required to record losses if the market values do not increase prior to any sales. Such losses, if any, would be recorded as a component of our results of operations.

We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments and debt. Derivative instruments utilized in the normal course of business by HomeAmerican include interest rate lock commitments and forward sales of mortgage-backed securities, which are used to manage the price risk on fluctuations in interest rates on our mortgage loans in inventory and interest rate locked commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed at September 30, 2014 had an aggregate principal balance of approximately $68.8 million, all of which were under interest rate lock commitments at an average interest rate of 3.86%. In addition, HomeAmerican had mortgage loans held-for-sale with an aggregate principal balance of $56.7 million at September 30, 2014, of which $5.8 million had not yet been committed to a mortgage purchaser and had an average interest rate of 3.81%. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale which had not yet been committed to a mortgage purchaser, HomeAmerican had forward sales of securities totaling $49.5 million and $95.5 million at September 30, 2014 and 2013, respectively.

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

Item 4.     Controls and Procedures

(a)     Conclusion regarding the effectiveness of disclosure controls and procedures - An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision, and with the participation, of our management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at September 30, 2014.

(b) Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any shares during the three and nine months ended September 30, 2014. Additionally, there were no sales of unregistered equity securities during the period.

Item 3.          Defaults Upon Senior Securities

Not applicable.

Item 4.          Mine Safety Disclosures

Not applicable.

Item 5.          Other Information

Not applicable.

Item 6.	Exhibits

10.1

Tenth Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 19, 2014 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed September 22, 2014). *

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

101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2014 and 2013; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

____________________

* Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 30, 2014	M.D.C. HOLDINGS, INC.
(Registrant)

	By:	/s/ John M. Stephens
John M. Stephens
Senior Vice President, Chief Financial Officer and Principal Accounting Officer (principal financial officer and duly authorized officer)

INDEX TO EXHIBITS

Item 6.	Exhibits

10.1

Tenth Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 19, 2014 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed September 22, 2014). *

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

101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2014 and 2013; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

____________________

* Incorporated by reference.