Form 10-K
period 2014-12-31
MDC HOLDINGS INC
filed 2015-01-28
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

(303) 773-1100

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange
5⅝% Senior Notes due February 2020	New York Stock Exchange
5½% Senior Notes due January 2024
6% Senior Notes due January 2043	New York Stock Exchange

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

Large Accelerated Filer_X_                              Accelerated Filer___

Non-Accelerated Filer __ (Do not check if a smaller reporting company)          Smaller Reporting Company__

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No X

As of June 30, 2014, the aggregate market value of the Registrants' common stock held by non-affiliates of the Registrants was $1.2 billion based on the closing sales price of $30.29 per share as reported on the New York Stock Exchange on June 30, 2014.

As of December 31, 2014, the number of shares outstanding of Registrant's common stock was 48,831,639.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of part III of this Form 10-K are incorporated by reference from the Registrant's 2014 definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year.

M.D.C. HOLDINGS, INC.

FORM 10-K

For the Year Ended December 31, 2014

_______________

 i

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

(c) Financial Information About Industry Segments

Note 3 to the Consolidated Financial Statements contains information regarding our reportable segments for each of the years ended December 31, 2014, 2013 and 2012.

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

For 2014, the percentage of our home deliveries and home sale and land sale revenues by state were as follows:

	Percentage	Percentage
	of	of Home Sale
	Deliveries	Revenues
Arizona	17%	12%
California	14%	18%
Nevada	13%	11%
Washington	6%	6%
West	50%	47%
Colorado	27%	29%
Utah	4%	3%
Mountain	31%	32%
Maryland	7%	9%
Virginia	5%	7%
Florida	7%	5%
East	19%	21%
Total	100%	100%

Our financial services operations include subsidiary companies that provide mortgage financing, place title insurance and homeowner insurance for our homebuyers, and provide general liability insurance for our subsidiaries and most of our subcontractors.

Homebuilding Operations

Operating Divisions. The primary functions of our homebuilding segments include land acquisition and development, home construction, sales and marketing, and customer service. Operating decisions are made by our local management teams under the oversight of our Chief Operating Decision Maker (“CODM”), or decision-making group, defined as two key executives - our Chief Executive Officer and Chief Operating Officer. Our organizational structure (i.e., the grouping and reporting of divisions) changes based upon the current needs of the Company. We had 10 active homebuilding operating divisions at the end of each year ended December 31, 2014, 2013 and 2012.

Corporate Management. Our homebuilding business is managed primarily through members of senior management in our Corporate segment and our Asset Management Committees (“AMCs”). Each AMC is comprised of the Chief Operating Officer and three of our corporate officers. All real estate acquisition transactions are reviewed to ensure the transaction achieves the land strategies set forth by our CODM and must be approved by one of the AMCs. Generally, the role of our senior management team and/or AMC includes:

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

Housing.  Generally, our homebuilding subsidiaries build single-family detached homes in a number of standardized series, designed to provide variety in the size and style of homes for our potential homebuyers. In certain markets, our homebuilding subsidiaries build and sell attached townhomes. Within each series for our single-family detached homes, our homebuilding subsidiaries build several different floor plans offering standard and optional features (such as upgraded appliances, cabinetry, flooring, etc.). Differences in sales prices of similar models from market-to-market depend primarily upon homebuyer demand, home prices offered by our competitors, market conditions (such as home inventory supply levels), location, cost of land, optional features and design specifications. The series of homes offered at a particular location is based on perceived customer preferences, lot size, area demographics and, in certain cases, the requirements of major land sellers and local municipalities. We monitor levels of inventories of speculative homes (defined as homes under construction without a sales contract) in our markets in order to increase returns based on market demand. Speculative homes in various stages of completion allow us to meet the immediate and near-term demands of prospective homebuyers.

Land Acquisition and Development.  Our homebuilding subsidiaries acquire our lots with the intention of constructing and selling homes on the acquired land. Generally, we prefer to purchase finished lots using option contracts, in phases or in bulk for cash. However, we do acquire entitled land for development into finished lots when we believe that the risk is justified. In making land purchases, we consider a number of factors, including projected rates of return, estimated gross margins from home sales, sales prices of the homes to be built and mortgage loan limits within the respective county, population and employment growth patterns, proximity to developed areas, estimated cost and complexity of development including environmental and geological factors, quality of schools, estimated levels of competition and demographic trends. Our homebuilding subsidiaries attempt to maintain a supply of finished lots sufficient to enable them to start homes promptly after a contract for a home sale is executed. See “Forward-Looking Statements” above.

In their option contracts, our homebuilding subsidiaries generally obtain the right to purchase lots in consideration for an option deposit in the form of cash or letters of credit. In the event they elect not to purchase the lots within a specified period of time, they may be required to forfeit the option deposit. Our option contracts do not contain provisions requiring our specific performance.

Our homebuilding subsidiaries may own or have the right under option contracts to acquire undeveloped parcels of real estate that they intend to develop into finished lots. They generally develop our land in phases in order to limit our risk in a particular subdivision and to efficiently employ available capital resources. Generally, building permits and utilities are available and zoning is suitable for the current intended use of substantially all of our undeveloped land. When developed, these lots generally will be used in our homebuilding activities. See “Forward-Looking Statements” above.

Labor and Raw Materials.  Materials used in our homebuilding operations are mainly standard items carried by major suppliers. We generally contract for our materials and labor at a fixed price for the anticipated construction period of our homes. This allows us to mitigate the risks associated with increases in the cost of building materials and labor between the time construction begins on a home and the time it is closed. Increases in the cost of building materials and subcontracted labor may reduce gross margins from home sales to the extent that market conditions prevent the recovery of increased costs through higher home sales prices. From time to time and to varying degrees, we may experience shortages in the availability of building materials and/or labor in each of our markets. These shortages and delays may result in delays in the delivery of homes under construction, reduced gross margins from home sales, or both. See “Forward-Looking Statements” above.

Warranty.  Our homebuilding subsidiaries sell their homes with limited third-party warranties that generally provide for ten years of structural coverage, two years of coverage for plumbing, electrical, heating, ventilation and air conditioning systems, and one year of coverage for workmanship and materials. Under our agreement with the issuer of the third-party warranties, our homebuilding subsidiaries perform all of the work for the first two years of the warranty coverage and pay for substantially all of the work required to be performed during years three through ten of the warranties.

Seasonal Nature of Business.  The homebuilding industry can experience noticeable seasonality and quarter-to-quarter variability in homebuilding activity levels. The seasonal nature of our business is described in more detail in our description of Risk Factors under the heading “Because of the seasonal nature of our business, our quarterly operating results can fluctuate.”

Backlog.  At December 31, 2014 and 2013, homes under contract but not yet delivered (“backlog”) totaled 1,519 and 1,262, respectively, with an estimated sales value of $663 million and $506 million, respectively. We anticipate that homes in backlog at December 31, 2014 generally will close during 2015 under their existing home order contracts or through the replacement of an existing contract with a new home order contract. The estimated backlog sales value at December 31, 2014 may be impacted by, among other things, subsequent home order cancellations and incentives provided, and options and upgrades selected after December 31, 2014. See “Forward-Looking Statements” above.

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

HomeAmerican is authorized to originate Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) (together “the government-sponsored enterprises”), Federal Housing Administration-insured (“FHA”), and Veterans Administration-guaranteed (“VA”) mortgages and is an authorized issuer of Government National Mortgage Association (“Ginnie Mae”) mortgage-backed securities. HomeAmerican also is an authorized loan servicer for Fannie Mae, Freddie Mac and Ginnie Mae and, as such, is subject to the rules and regulations of these entities. Additionally, HomeAmerican is approved to sell loans to various private investors.

HomeAmerican uses a mortgage repurchase facility, internally generated funds, and temporary financing provided by its parent, to finance the origination of mortgage loans until they are sold. HomeAmerican sells originated mortgage loans to third-party purchasers on either a bulk or flow basis. Mortgage loans sold on a bulk basis include the sale of a package of substantially similar originated mortgage loans, while sales of mortgage loans on a flow basis are completed as HomeAmerican originates each loan. Mortgage loans sold to third-party purchasers include HomeAmerican’s representations and warranties with respect to certain borrower payment defaults, credit quality issues and/or misrepresentations made by HomeAmerican or our homebuyers. Substantially all of the mortgage loans originated by HomeAmerican are sold to third-party purchasers generally within 15 to 40 days of origination.

Pipeline. HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed (the “locked pipeline”) at December 31, 2014 and 2013 had an aggregate principal balance of approximately $42.8 million and $69.8 million, respectively, and were under interest rate lock commitments at an average interest rate of 3.69% and 4.13%, respectively.

Forward Sales Commitments.  HomeAmerican is exposed to market risks related to fluctuations in interest rates. HomeAmerican creates certain derivative instruments in the normal course of business, which primarily include commitments to originate mortgage loans (interest rate lock commitments or locked pipeline). HomeAmerican uses forward sales of mortgage-backed securities and commitments from third-parties to purchase loans to hedge the interest rate risk inherent with the locked pipeline, as well as its loan inventory held for sale. The market related risks in our business are described in more detail in our description of Risk Factors.

Competition. HomeAmerican competes with other mortgage bankers to arrange financing for our homebuyers. The significant decline in demand for re-financings during 2013 resulted in increased competition from other mortgage bankers for mortgage originations and this has continued during 2014.

The mortgage industry has been de-consolidating with a number of smaller non-bank entities entering the third-party purchaser space. These new entrants can offer HomeAmerican better prices and a potentially wider array of product options which has served to mitigate some of the competitive issues that HomeAmerican faced when the mortgage market was less fragmented. The competitive nature of our business is described in more detail in our description of Risk Factors.

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

Employees.

The table below summarizes the approximate number of employees for our combined Homebuilding, combined Financial Services and Corporate segments at December 31, 2014 and 2013.

	December 31,
	2014	2013
Homebuilding	843	800
Financial Services	104	99
Corporate	193	212
Total	1,140	1,111

Item 1A. Risk Factors.

Changes in general economic, real estate and other business conditions may have an adverse effect on the homebuilding and mortgage industries, which could have a negative impact on our business.

The homebuilding industry is cyclical and is significantly affected by changes in industry conditions, as well as in general economic conditions at a national, regional and local level, such as:

•      employment levels;

•      availability of financing for homebuyers;

•      interest rates;

•      consumer confidence;

•      levels of new and existing homes for sale;

•      cost of land, labor and construction materials;

•      demographic trends; and

•      housing demand.

These conditions may exist on a national level or may affect some of the regions or markets in which we operate more than others. When adverse conditions affect any of our larger markets, they could have a proportionately greater impact on us than on some other homebuilding companies.

Changes to monetary policy or other actions by the Federal Reserve could have an adverse effect on interest rates (including mortgage interest rates), equity markets and consumer confidence. Such effects could cause us to experience declines in the market value of our inventory and the demand for our homes, resulting in a negative impact to our financial position, results of operations and cash flows.

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

The impact of the Affordable Care Act remains uncertain and may adversely affect individuals and businesses, which could negatively impact homebuyer discretionary spending and demand for new homes.

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

Additionally, the factors discussed above may increase our counterparty risk, which may include, among others, banks under our credit facilities and mortgage purchasers who may not be willing or able to perform on obligations to us. To the extent a third-party is unable or unwilling to meet its obligations, our financial position, results of operations and cash flows could be negatively impacted.

Our financial services business is closely related to our homebuilding business, as it originates mortgage loans principally to purchasers of the homes we build. Therefore, a decrease in the demand for our homes because of the preceding matters may also adversely affect the financial results of this segment of our business. Furthermore, any adverse changes in the economic conditions discussed previously could increase the default rate on the mortgages we originate, which may adversely affect our ability to sell the mortgages, the pricing we receive upon the sale of mortgages, or our potential exposure to recourse regarding mortgage loan sales.

These challenging conditions are complex and interrelated. We cannot predict their occurrence or severity, nor can we provide assurance that our responses would be successful.

Increased competition levels in the homebuilding and mortgage lending industries could have a negative impact on our homebuilding and mortgage operations.

The homebuilding industry is fragmented and highly competitive. Our homebuilding subsidiaries compete with numerous public and private homebuilders, including a number that are substantially larger than us and may have greater financial resources than we do. Our homebuilding subsidiaries also compete with subdivision developers and land development companies, some of which are themselves homebuilders or affiliates of homebuilders. Homebuilders compete for customers, land, building materials, subcontractor labor and desirable financing. Competition for home orders is based primarily on home sales price, location of property, home style, financing available to prospective homebuyers, quality of homes built, customer service and general reputation in the community, and may vary market-by-market and/or submarket-by-submarket. Additionally, competition within the homebuilding industry can be impacted by an excess supply of new and existing homes available for sale resulting from a number of factors, including, among other things, increases in the number of new home communities, increases in speculative homes available for sale and increases in home foreclosures. Increased competition can result in a decrease in our net new home orders, a decrease in our home sales prices and/or an increase in our home sales incentives in an effort to generate new home sales and maintain homes in backlog until they close. These competitive pressures may negatively impact our financial position, results of operations and cash flows.

Through our mortgage lending subsidiary, HomeAmerican, we have seen an increased level of competition with numerous banks and other mortgage bankers and brokers, many of which are larger than us and may have greater financial resources than we do. Competitive factors include pricing, mortgage loan terms, underwriting criteria and customer service. To the extent that we continue to see increased competition with other companies that originate mortgage loans, the financial position, results of operations and cash flows of our mortgage operations may be negatively impacted.

If land is not available at reasonable prices or terms, we could be required to scale back our operations in a given market and/or we may operate at lower levels of profitability.

Our operations depend on our homebuilding subsidiaries’ ability to obtain land for the development of our residential communities at reasonable prices and with terms that meet our underwriting criteria. Our ability to obtain land for new residential communities may be adversely affected by changes in the general availability of land, the willingness of land sellers to sell land at reasonable prices, competition for available land, availability of financing to acquire land, zoning, regulations that limit housing density, and other market conditions. If the supply of land, and especially finished lots, appropriate for development of residential communities continues to be limited because of these factors, or for any other reason, the number of homes that our homebuilding subsidiaries build and sell may decline. To the extent that we are unable to timely purchase land or enter into new contracts for the purchase of land at reasonable prices, due to the lag time between the time we acquire land and the time we begin selling homes, we may be required to scale back our operations in a given market and/or we may operate at lower levels of profitability, and as a result our financial position, results of operations and cash flows could be negatively impacted.

Supply shortages and other risks related to the demand for skilled labor and building materials could increase costs and delay deliveries.

The residential construction industry experiences price fluctuations and shortages in labor and materials from time to time. Shortages in labor can be due to: work stoppages, labor disputes, shortages in qualified trades people, lack of availability of adequate utility infrastructure and services, or our need to rely on local subcontractors who may not be adequately capitalized or insured. Labor and material shortages can be more severe during periods of strong demand for housing or during periods in which the markets where we operate experience natural disasters that have a significant impact on existing residential and commercial structures. Additionally, we could experience labor shortages as a result of subcontractors going out of business or leaving the residential construction market due to low levels of housing production and volumes. Pricing for labor and materials can be affected by the factors discussed above, changes in energy prices, and various other national, regional and local economic factors. Any of these circumstances could give rise to delays in the start or completion of our residential communities, increase the cost of developing one or more of our residential communities and/or increase the construction cost of our homes.

We generally are unable to pass on increases in construction costs to customers who have already entered into sales contracts, as those sales contracts fix the price of the homes at the time the contracts are signed, which may be in advance of the construction of the home. To the extent that market conditions prevent the recovery of increased costs, including, among other things, subcontracted labor, finished lots, building materials, and other resources, through higher selling prices, our financial position, cash flows and operating results, including our gross margin from home sales, could be negatively impacted.

If mortgage interest rates rise, if down payment requirements are increased, if loan limits are decreased, or if mortgage financing otherwise becomes less available, it could adversely affect our business.

Mortgage liquidity influenced by governmental entities or government-sponsored enterprises (“GSEs”) like the FHA, VA, USDA, Fannie Mae, Freddie Mac and Ginnie Mae continue to be an important factor in marketing our homes. Financial losses or other factors may limit, restrict or otherwise curtail their ability or willingness to insure mortgage loans, offer insurance at rates and on terms that are not prohibitive, or purchase mortgage loans. Should this occur, it may negatively impact the availability of mortgage financing and our sales of new homes.

Beginning in 2014, new regulations took effect that, among other things, capped the fees and placed additional restrictions on what our mortgage company and its affiliates may collect, limit the types of loans our mortgage company may originate and place additional restrictions on loans that are sold to entities such as Fannie Mae, Freddie Mac, and Ginnie Mae, insured by the FHA or guaranteed by the VA. The ultimate impact of these changes is uncertain and may have a negative impact on our financial position, results of operations and cash flows.

We believe that the liquidity provided by Fannie Mae, Freddie Mac and Ginnie Mae to the mortgage industry has been very important to the housing market. The future of Fannie Mae and Freddie Mac are in question and any reduction in the availability of the liquidity provided by these institutions could adversely affect interest rates, mortgage availability and our sales of new homes and mortgage loans.

Loans sold to or insured by the GSEs are subject to various loan limits. Decreases in these loan limits may require homebuyers to make larger down payments or obtain more restrictive non-conforming or “jumbo” mortgages, which could adversely impact on our financial position, results of operations and cash flows.

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

Increases in our cancellations could have a negative impact on our business.

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

Increased levels of home order cancellations could have a negative impact on our financial position, results of operations and cash flows.

A decline in the market value of our homes or carrying value of our land would have a negative impact on our business.

Our homebuilding subsidiaries acquire land for the replacement of land inventory and/or expansion within our current markets and may, from time to time, purchase land for expansion into new markets. The fair value of our land and land under development inventory and housing completed or under construction inventory depends on market conditions. Factors that can impact our determination of the fair value of our inventory primarily include home sales prices, levels of home sales incentives and home construction and land costs. Our home sales prices and/or levels of home sales incentives can be impacted by, among other things, uncertainty in the homebuilding and mortgage industries or the United States / global economy overall, decreased demand for new homes, decreased home prices offered by our competitors, home foreclosure and short-sale levels, decreased ability of our homebuyers to obtain suitable mortgage loan financing and high levels of home order cancellations. Under such circumstances, we may be required to record impairments of our inventory. Any such inventory impairments would have a negative impact on our financial position and results of operations.

Natural disasters could cause an increase in home construction costs, as well as delays, and could negatively impact our business.

The climates and geology of many of the markets in which we operate present increased risks of natural disasters. To the extent that hurricanes, severe storms, earthquakes, droughts, floods, heavy or prolonged precipitation, wildfires or other natural disasters or similar events occur, the financial position, results of operations and cash flows of our business may be negatively impacted.

Change in energy prices may have an adverse effect on the economies in certain markets we operate in and our cost of building homes.

The economies of some of the markets in which we operate are impacted by the health of the energy industry. To the extent that energy prices significantly change, the economies of certain of our markets may be negatively impacted which may adversely impact the financial position, results of operations and cash flows of our business. Furthermore, pricing offered by our suppliers and subcontractors can be adversely affected by increases in various energy costs resulting in a negative impact to our financial position, results of operations and cash flows of our business.

We have financial needs that we meet through the capital markets, including the debt and secondary mortgage markets, and disruptions in these markets could have an adverse impact on the results of our business.

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

The availability of additional capital, whether from private capital sources or the public capital markets, fluctuates as our financial condition and market conditions in general change. There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we would not be able to access capital from these sources. Our public debt was downgraded by a rating agency in 2014. This, combined with any further reduction in our credit rankings and/or a weakening of our financial condition, could adversely affect our ability to obtain necessary funds. Even if financing is available, it could be costly or have other adverse consequences.

In addition, the sources and terms and conditions of warehouse financing and mortgage repurchase arrangements and other lending arrangements for the mortgage lending industry are subject to change. These changes may impact, among other things, availability of capital, terms and structures for debt and line of credit agreements, collateral requirements and collateral advance rates.

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

Availability of and costs related to permit, water/sewer tap, and impact fees can impact our homebuilding operations. From time to time, various municipalities in which our homebuilding subsidiaries operate restrict or place moratoria on the availability of utilities, including water and sewer taps. Additionally, certain jurisdictions in which our homebuilding subsidiaries operate have proposed or enacted “slow growth” or “no growth” initiatives and other measures that may restrict the number of building permits available in any given year. These initiatives or other slow or no growth measures could reduce our ability to open new subdivisions and build and sell homes in the affected markets. The availability issues previously discussed and any increases in costs of these fees may negatively impact our financial position, results of operations and cash flows.

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

In the ordinary course of business, we are required to obtain surety bonds, the unavailability of which could adversely affect our business.

As is customary in the homebuilding industry, we often are required to provide surety bonds to secure our performance under construction contracts, development agreements and other arrangements. Our ability to obtain surety bonds primarily depends upon our credit rating, capitalization, working capital, past performance, management expertise and certain external factors, including the overall capacity of the surety market and the underwriting practices of surety bond issuers. The ability to obtain surety bonds also can be impacted by the willingness of insurance companies to issue surety bonds. If we were unable to obtain surety bonds when required, our financial position, results of operations and cash flows could be adversely impacted.

Decreases in the market value of our investments in marketable securities could have an adverse impact on our business.

We have a material amount of investments in marketable securities, the market value of which is subject to changes from period to period. Decreases in the market value of our marketable securities could have an adverse impact on our financial position, results of operations and cash flows.

Product liability litigation and warranty claims that arise in the ordinary course of business may be costly.

As a homebuilder, we are subject to construction defect and home warranty claims, as well as claims associated with the sale and financing of our homes arising in the ordinary course of business. These types of claims can be costly. The costs of insuring against or directly paying for construction defect and product liability claims can be high and the amount of coverage offered by insurance companies may be limited. If we are not able to obtain adequate insurance against these claims, we may incur additional expenses that would have a negative impact on our results of operations in future reporting periods. Additionally, changes in the facts and circumstances of our pending litigation matters could have a material impact on our financial position, results of operations and cash flows.

Repurchase requirements associated with HomeAmerican’s sale of mortgage loans, could negatively impact our business.

We are subject to risks associated with mortgage loans, including conventional mortgage loans, FHA and VA mortgage loans, previously originated and sold Alt-A and sub-prime mortgage loans, second mortgage loans, high loan-to-value mortgage loans and jumbo mortgage loans (mortgage loans with principal balances that exceed various thresholds in our markets). These risks may include, among other things, compliance with mortgage loan underwriting criteria and the associated homebuyers’ performance, which could require HomeAmerican to repurchase certain of those mortgage loans or provide indemnification. Repurchased mortgage loans and/or the settlement of claims associated with such loans could have a negative impact on HomeAmerican’s financial position, results of operations and cash flows.

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

Although we believe that we have made provision for adequately staffing current operations, because of our efforts to “right-size” our organization in recent years, retaining our skilled people has become a critical area of focus. Our future success depends, in part, on our ability to attract, train and retain skilled personnel. If we are unable to retain our key employees or attract, train and retain other skilled personnel in the future, it could have an adverse impact on our financial position, results of operations and cash flows.

The interests of certain controlling shareholders may be adverse to investors

Larry A. Mizel and David D. Mandarich beneficially own, directly or indirectly through their affiliates, in the aggregate, approximately 25% of our common stock. To the extent they and their affiliates vote their shares in the same manner, their combined stock ownership may effectively give them the power to influence the election of members of our board of directors and other matters reserved for our shareholders. Circumstances may occur in which the interest of these shareholders could be in conflict with your interests. In addition, such persons may have an interest in pursuing transactions that, in their judgment, enhance the value of their equity investment in us, even though such transactions may involve risks to you.

Information technology failures and data security breaches could harm our business.

We and our financial services operations use information technology and other computer resources to carry out important operational activities and to maintain our business records. These information technology systems are dependent upon electronic systems and other aspects of the internet infrastructure. A material breach in the security of our information technology systems or other data security controls could result in third parties obtaining customer, employee or company data. Such occurrences could have a material and adverse effect on our financial position, results of operations and cash flows.

Item 1B. Unresolved Staff Comments.

None

Item 2.    Properties.

Our corporate office is located at 4350 South Monaco Street, Denver, Colorado 80237, where we lease office space in a 144,000 square foot office building. In some markets, our homebuilding divisions and other MDC subsidiaries lease additional office space. The table below outlines the number of office facilities that are leased and the approximate square footage leased in each market at December 31, 2014. While currently we are satisfied with the suitability and capacity of our office locations, we continue to evaluate them in view of market conditions and the size of our operations.

		Total
	Number	Square
	of Leased	Footage
	Facilities	Leased
Arizona	2	18,000
California	2	22,000
Colorado	4	155,000
Florida	2	11,000
Maryland	2	18,000
Nevada	1	13,000
Utah	1	6,000
Virginia	3	13,000
Washington	2	22,000
Total	19	278,000

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

At December 31, 2014, we had 607 shareholders of record. The shares of our common stock are traded on the New York Stock Exchange. The following table sets forth, for the periods indicated, the closing price ranges of our common stock.

	Three Months Ended
	March 31	June 30	September 30	December 31
2014
High	$32.04	$30.29	$30.42	$26.66
Low	27.40	27.37	25.32	23.71

2013
High	$41.76	$39.71	$34.00	$32.24
Low	35.90	31.56	27.12	27.81

The table below sets forth the cash dividends declared and paid in 2014. During the year ended December 31, 2013 we did not declare or pay any dividends. We paid dividends of $2.00 per share during the year ended December 31, 2012. Of the $2.00 per share in dividends, $1.00 was in lieu of declaring and paying regular quarterly dividends in calendar year 2013.

				Total
	Date of	Date of	Dividend	Dividends
	Declaration	Payment	per Share	Paid
2014
First Quarter	01/27/14	02/26/14	$0.25	$12,207
Second Quarter	04/28/14	05/28/14	0.25	12,205
Third Quarter	07/21/14	08/20/14	0.25	12,204
Fourth Quarter	10/20/14	11/19/14	0.25	12,204
			$1.00	$48,820

There were no shares of MDC common stock repurchased during the years ended December 31, 2014, 2013 or 2012. At December 31, 2014, we were authorized to repurchase up to 4,000,000 shares of our common stock.

Performance Graph

Set forth below is a graph comparing the yearly change in the cumulative total return of MDC's common stock with the cumulative total return of the Standard & Poor's 500 Stock Index and with that of a peer group of other homebuilders over the five-year period ending on December 31, 2014, weighted as of the beginning of that period.

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

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands, except per share amounts)
Income Statement Data
Home sale and land sale revenues	$1,650,631	$1,629,175	$1,156,142	$817,023	$926,905
Financial services revenues	43,953	51,259	46,881	26,086	30,473
Total revenues	$1,694,584	$1,680,434	$1,203,023	$843,109	$957,378

Homebuilding pretax income (loss) (1)(3)	$75,804	$100,323	$32,617	$(110,628)	$(80,896)
Financial services pretax income	24,671	29,502	28,498	3,156	10,295
Total income (loss) before income taxes	$100,475	$129,825	$61,115	$(107,472)	$(70,601)

Net income (loss) (1)(2)(3)	$63,143	$314,385	$62,699	$(98,390)	$(64,770)
Basic earnings (loss) per share	$1.29	$6.39	$1.29	$(2.12)	$(1.40)
Diluted earnings (loss) per share	$1.29	$6.34	$1.29	$(2.12)	$(1.40)
Weighted Average Common Shares Outstanding:
Basic	48,615,541	48,453,119	47,660,629	46,796,334	46,627,815
Diluted	48,817,566	48,831,785	47,834,156	46,796,334	46,627,815

Balance Sheet Data
Cash and cash equivalents	$153,825	$199,338	$160,095	$343,361	$572,225
Marketable securities	$156,140	$588,067	$551,938	$519,943	$968,729
Total inventories	$1,667,960	$1,411,661	$1,002,521	$806,052	$787,659
Total assets	$2,358,438	$2,595,449	$1,945,441	$1,858,725	$2,547,769
Senior notes, net (1)(3)	$846,450	$1,095,620	$744,842	$744,108	$1,242,815
Mortgage repurchase facility	$60,822	$63,074	$76,327	$48,702	$25,434
Stockholders' equity	$1,228,336	$1,213,249	$880,897	$868,636	$983,683
Stockholders' equity per common share	$25.15	$24.87	$18.09	$18.11	$20.87
Cash dividends declared per share (4)	$1.00	$-	$2.00	$1.00	$1.00

Operational Data
Homes delivered (units)	4,366	4,710	3,740	2,762	3,245
Average selling price	$377	$345	$308	$292	$284
Net new orders (units)	4,623	4,327	4,342	2,887	3,261
Homes in backlog at period end (units)	1,519	1,262	1,645	1,043	842
Estimated backlog sales value at period end	$663,000	$506,000	$579,000	$330,000	$269,000
Estimated average selling price of homes in backlog	$437	$401	$352	$316	$320
Active subdivisions at period-end	159	146	148	187	148

(1)

During 2014, we redeemed our 5⅜% Senior Notes due December 2014 and our 5⅜% Senior Notes due July 2015. As a result of these transactions, we paid $517.7 million to extinguish $500 million in debt principal and recorded a total of $18.2 million in losses from early extinguishments of debt. In addition, we recorded an other-than-temporary impairment of $4.3 million in connection with the sale of securities to fund the early redemption of the 5⅜% Senior Notes due July 2015.

(2)	Net income for the year ended December 31, 2013 includes the impact of a $187.6 million reversal of the valuation allowance against our deferred tax asset in the 2013 second quarter.

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

	Year Ended December 31,
	2014	2013	2012
Homebuilding:	(Dollars in thousands, except per share amounts)
Home sale revenues	$1,647,398	$1,626,707	$1,150,998
Land sale revenues	3,233	2,468	5,144
Total home and land sale revenues	1,650,631	1,629,175	1,156,142
Home cost of sales	(1,365,621)	(1,336,978)	(973,120)
Land cost of sales	(2,559)	(1,961)	(4,823)
Inventory impairments	(1,760)	(919)	(1,105)
Total cost of sales	(1,369,940)	(1,339,858)	(979,048)
Gross margin	280,691	289,317	177,094
Gross margin %	17.0%	17.8%	15.3%
Selling, general and administrative expenses	(203,253)	(213,283)	(167,295)
Interest and other income	26,310	29,798	24,998
Interest expense	(685)	(1,726)	(808)
Other expense	(4,813)	(3,783)	(1,372)
Losses from early extinguishments of debt	(18,153)	-	-
Other-than-temporary impairment of marketable securities	(4,293)	-	-
Homebuilding pretax income	75,804	100,323	32,617

Financial Services:
Revenues	43,953	51,259	46,881
Expenses	(22,334)	(25,271)	(21,645)
Interest and other income	3,052	3,514	3,262
Financial services pretax income	24,671	29,502	28,498

Income before income taxes	100,475	129,825	61,115
Benefit from (provision for) income taxes	(37,332)	184,560	1,584
Net income	$63,143	$314,385	$62,699

Earnings per share:
Basic	$1.29	$6.39	$1.29
Diluted	$1.29	$6.34	$1.29

Weighted average common shares outstanding:
Basic	48,615,541	48,453,119	47,660,629
Diluted	48,817,566	48,831,785	47,834,156

Dividends declared per share	$1.00	$-	$2.00

Cash provided by (used in):
Operating Activities	$(163,647)	$(269,549)	$(108,819)
Investing Activities	$423,080	$(30,402)	$(21,781)
Financing Activities	$(304,946)	$339,194	$(52,666)

EXECUTIVE SUMMARY

Overview

For the year ended December 31, 2014, our results were mixed as we worked through an uneven recovery for the homebuilding industry. Following a significant increase in home prices during the first half of 2013 and increased difficulty in homebuyers obtaining financing, resulting from more stringent underwriting standards established in 2014 and reductions to loan limits by the FHA in late 2013, the use of incentives to stimulate demand for new homes in certain markets became more prevalent in 2014. Combined with rising construction and land costs, the increased incentives placed pressure on our homebuilding gross margins during the year, though we were able to partially offset the impact of the margin pressure by reducing overhead expenses. Additionally, we increased our net new home orders and ending backlog for 2014 by expanding our community count, establishing a foundation for future improvement in both top and bottom line results. While we may continue to see some volatility in industry conditions and our operating results in the short-term, we believe that the longer-term trend will be positive, driven by continued progress toward more healthy levels of household formation, employment and consumer confidence. See "Forward-Looking Statements" above.

For the year ended December 31, 2014, we reported net income of $63.1 million, or $1.29 per diluted share, compared to net income of $314.4 million, or $6.34 per diluted share for the year earlier period. The decrease was primarily attributable to a $187.6 million benefit from the reversal of our deferred tax asset valuation allowance in the 2013 second quarter, while for 2014 we had no such benefit and recognized $37.3 million of income tax expense. Our results for the full year were also adversely impacted by $18.2 million of expense from the early extinguishments of debt, a $4.3 million other-than-temporary impairment (“OTTI”) on certain marketable securities sold to fund a portion of the early debt extinguishments, an 80 basis point decline in gross margin from home sales and a 16% decline in financial services income, due primarily to more competitive mortgage market conditions. These declines were slightly offset by a slight improvement in home sale revenues, due to a 9% increase in average selling price that was mostly offset by a 7% decline in home deliveries, and an 80 basis point improvement in our homebuilding selling, general and administrative (“SG&A”) expenses as a percentage of home sale revenues (“SG&A rate”), primarily due to lower compensation-related and legal expenses.

Our active community count as of December 31, 2014 was 159, a 9% increase from 146 a year ago. This increase was the result of our strong acquisition efforts during much of 2013, during which we purchased approximately 7,900 lots. During 2014, we somewhat tempered our acquisition efforts, purchasing just over 4,200 lots in 112 communities, and ended 2014 with approximately 15,300 lots, a slight decrease from December 31, 2013. While our monthly sales absorption pace was marginally weaker in 2014 when compared to 2013, our higher average active community count during 2014 drove a 7% increase in net new home orders to 4,623 from 4,327 in the prior year. We ended 2014 with backlog of 1,519, up 20% from 1,252 at December 31, 2013 and the dollar value of our backlog was up 31% to $663.2 million. With our higher backlog and active communities to start to 2015, we believe we are well positioned for growth in 2015. See "Forward-Looking Statements" above.

Our financial services pretax income was $24.7 million for the year ended December 31, 2014, down $4.8 million, or 16%, from $29.5 million for the year ended December 31, 2013. The decline in pretax income was driven by more competitive market conditions for our mortgage operations segment, which experienced reduced volumes of loans locked and sold, lower gains on loans locked and sold compared to a year ago and lower origination income due to fewer loan originations and other incentives. Our other financial services segment, which includes our insurance and title operations, experienced a $2.7 million year-over-year increase in pretax income, partially offsetting the decrease in our mortgage operations segment.

During 2014, we continued to maintain a balance sheet among the industry’s strongest through prudent inventory management and by opportunistically accessing the capital markets. We reduced interest costs and extended our closest senior note maturity to 2020 by extinguishing $500 million of existing senior notes during the year and issuing $250 million of new senior notes, due January 2024. Additionally, we increased our revolving credit facility from $450 million to $550 million and extended its maturity date by one year to December 2019.

Homebuilding

Pretax Income (Loss)

	Year Ended December 31,
		Change			Change
	2014	Amount	%	2013	Amount	%	2012
	(Dollars in thousands)
West	$63,071	$(2,601)	(4)%	$65,672	$38,596	143%	$27,076
Mountain	39,343	(13,049)	(25)%	52,392	28,090	116%	24,302
East	10,730	(8,860)	(45)%	19,590	8,579	78%	11,011
Corporate	(37,340)	(9)	0%	(37,331)	(7,559)	(25)%	(29,772)
Total homebuilding pretax income	$75,804	(24,519)	(24)%	$100,323	$67,706	208%	$32,617

Homebuilding pretax income for 2014 was $75.8 million for the year ended December 31, 2014, a decrease of $24.5 million from $100.3 million for the year ended December 31, 2013. The decrease was primarily driven by an 80 basis point decline in our gross margin from home sales, debt extinguishment charges of $18.2 million, a $4.3 million OTTI and a $3.5 million reduction in interest and other income. These items were partially offset by an 80 basis point improvement in our SG&A rate.

The decline in pretax income for our East segment was primarily the result of a 17% year-over-year decline in the number of homes delivered, partially offset by a $3.6 million decrease in legal expenses, while the decline in our Mountain segment was primarily the result of a decrease in our gross margin from home sales and an 11% decline in deliveries. Our Corporate segment included $18.2 million in debt extinguishment charges, but was largely offset by $14.3 million in lower incentive-based compensation and post-retirement benefit expenses for certain of our executive officers.

For the year ended December 31, 2013, the $67.7 million improvement in our homebuilding financial performance from 2012 was driven primarily by a 41% increase in home sale revenues, a 240 basis point improvement in our gross margin from home sales and a 140 basis point reduction in our SG&A rate.

Each of our homebuilding reportable segments, most notably our West and Mountain segments, showed substantial improvements in pretax income for the twelve months ended December 31, 2013 as compared with the same period in 2012, benefiting from significant increases in home sale revenues and gross margins from home sales. Also, excluding a $2.5 million legal recovery in 2012 for our East segment, our SG&A rates for all homebuilding segments showed improvements. Our pretax loss for our non-operating Corporate reportable segment for 2013 increased by $7.6 million primarily due to increases in our general and administrative expenses related to our accrual for higher incentive-based compensation and higher legal expenses, which were partially offset by reduced stock-based compensation expense. While the SG&A expenses increased during 2013 in the Corporate segment, the SG&A rate decreased due to increased homebuilding revenues.

Assets

	December 31,		Change
	2014	2013	Amount	%
	(Dollars in thousands)
West	$893,970	$760,450	$133,520	18%
Mountain	516,971	418,796	98,175	23%
East	343,718	297,627	46,091	15%
Corporate	465,368	951,809	(486,441)	(51)%
Total homebuilding assets	$2,220,027	$2,428,682	$(208,655)	(9)%

Homebuilding assets decreased by $208.7 million during the year ended December 31, 2014 largely due to the decrease in cash and marketable securities in connection with the net payoff of $250 million in senior notes. Homebuilding assets in our West, Mountain and East segments increased from December 31, 2013 as incremental investments in both land and new construction drove an increase in our inventory balances and corresponding active community count. The funds for these investments came from our Corporate segment. In addition, our Corporate segment assets declined due to the net payoff of $250 million in our senior notes discussed above.

Revenues

	Year Ended December 31,
		Change			Change
	2014	Amount	%	2013	Amount	%	2012
	(Dollars in thousands)
West	$770,051	$98,773	15%	$671,278	$155,199	30%	$516,079
Mountain	534,244	(12,557)	(2)%	546,801	191,433	54%	355,368
East	346,336	(64,760)	(16)%	411,096	126,401	44%	284,695
Total home and land sale revenues	$1,650,631	$21,456	1%	$1,629,175	$473,033	41%	$1,156,142

Home and land sale revenues for the year ended December 31, 2014 were nearly flat compared to 2013 due to a 9% increase in the average selling price which was mostly offset by a 7% decrease in homes delivered. The increases in home and land sale revenues for the year ended December 31, 2013 was driven primarily by a 26% increase in new home deliveries and a 12% increase in average selling price.

New Home Deliveries:

	Year Ended December 31,
	2014			2013			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	731	$200,994	$275.0	635	$156,308	$246.2	15%	29%	12%
California	624	296,189	474.7	643	243,804	379.2	(3)%	21%	25%
Nevada	564	176,371	312.7	593	163,127	275.1	(5)%	8%	14%
Washington	267	96,496	361.4	333	108,038	324.4	(20)%	(11)%	11%
West	2,186	770,050	352.3	2,204	671,277	304.6	(1)%	15%	16%
Colorado	1,172	478,669	408.4	1,287	479,619	372.7	(9)%	(0)%	10%
Utah	165	53,136	322.0	208	65,292	313.9	(21)%	(19)%	3%
Mountain	1,337	531,805	397.8	1,495	544,911	364.5	(11)%	(2)%	9%
Maryland	305	144,695	474.4	368	159,169	432.5	(17)%	(9)%	10%
Virginia	234	115,001	491.5	355	177,142	499.0	(34)%	(35)%	(2)%
Florida	304	85,847	282.4	288	74,208	257.7	6%	16%	10%
East	843	345,543	409.9	1,011	410,519	406.1	(17)%	(16)%	1%
Total	4,366	$1,647,398	$377.3	4,710	$1,626,707	$345.4	(7)%	1%	9%

	Year Ended December 31,
	2013			2012			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	635	$156,308	$246.2	603	$131,278	$217.7	5%	19%	13%
California	643	243,804	379.2	543	184,490	339.8	18%	32%	12%
Nevada	593	163,127	275.1	604	125,725	208.2	(2)%	30%	32%
Washington	333	108,038	324.4	247	73,074	295.8	35%	48%	10%
West	2,204	671,277	304.6	1,997	514,567	257.7	10%	30%	18%
Colorado	1,287	479,619	372.7	807	289,416	358.6	59%	66%	4%
Utah	208	65,292	313.9	226	64,006	283.2	(8)%	2%	11%
Mountain	1,495	544,911	364.5	1,033	353,422	342.1	45%	54%	7%
Maryland	368	159,169	432.5	233	99,476	426.9	58%	60%	1%
Virginia	355	177,142	499.0	280	135,067	482.4	27%	31%	3%
Florida	288	74,208	257.7	195	47,915	245.7	48%	55%	5%
Illinois	-	-	-	2	551	275.5	N/M	N/M	N/M
East	1,011	410,519	406.1	710	283,009	398.6	42%	45%	2%
Total	4,710	$1,626,707	$345.4	3,740	$1,150,998	$307.8	26%	41%	12%

N/M – Not meaningful

We experienced increases in the average selling price of new home deliveries for the year ended December 31, 2014 in nearly all of our markets. The improvement in each market’s average selling price was primarily the result of a mix shift to higher-priced communities, particularly in California, and, to a lesser extent, price increases implemented in 2013. However, the increases in average selling price for most of our markets were mostly offset by a decrease in the number of homes delivered, due primarily to lower year-over-year beginning backlog for each of those markets. In total, our beginning backlog for 2014 was 23% lower as compared to beginning backlog for 2013. Arizona and Florida were the only two markets which had a year-over-year increase in beginning backlog, resulting in the improvement in deliveries for those markets in 2014.

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

Gross Margin

Gross margin from home sales for the year ended December 31, 2014 was 17.0%, down 80 basis points from 17.8% for 2013. The decrease in our gross margin percentage was primarily due to increased construction and land costs and increased incentive levels offered to stimulate demand, in light of the uneven homebuilding industry conditions.

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

Excluding inventory impairments and interest in cost of sales, our adjusted gross margin percentage from home sales for the years ended December 31, 2014, 2013 and 2012 was 20.8%, 21.1% and 18.2%, respectively. The table set forth below is a reconciliation of our gross margin and gross margin percentage, as reported, to gross margin from home sales excluding inventory impairments and gross margin from home sales excluding inventory impairments and interest in home cost of sales, which are non-GAAP measures.

	Year Ended December 31,
	2014	Gross Margin %	2013	Gross Margin %	2012	Gross Margin %
	(Dollars in thousands)
Gross Margin	$280,691	17.0%	$289,317	17.8%	$177,094	15.3%
Less: Land Sale Revenues	(3,233)		(2,468)		(5,144)
Add: Land Cost of Sales	2,559		1,961		4,823
Gross Margin from Home Sales	280,017	17.0%	288,810	17.8%	176,773	15.4%
Add: Inventory Impairments	1,760		919		1,105
Gross Margin from Home Sales
Excluding Impairments (1)	281,777	17.1%	289,729	17.8%	177,878	15.5%
Add: Interest in Cost of Sales	60,508		54,261		31,106
Gross Margin from Home Sales
Excluding Impairments and
Interest in Cost of Sales (1)	$342,285	20.8%	$343,990	21.1%	$208,984	18.2%

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

Inventory Impairments

Impairments recognized for the years ended December 31, 2014, 2013 and 2012 are shown in the table below:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Inventory Impairments
West	$-	$-	$-
Mountains	760	-	-
East	1,000	919	1,105
Total	$1,760	$919	$1,105

We recognized $1.8 million in inventory impairments on four projects in our Maryland and Colorado markets during the year ended December 31, 2014. During the years ended December 31, 2013 and 2012, we recognized $0.9 million and $1.1 million, respectively, of inventory impairments related to three and two projects in our Maryland market, respectively. Based on the slow sales absorption rates experienced during each period and the estimated sales price reductions required to sell the remaining lots and houses in these communities, it was determined that the fair values were less than the carrying values.

The table below shows the number of subdivisions and carrying value of the inventory we tested for impairment during each quarter in the years ended December 31, 2014, 2013 and 2012. The table also includes impairments that we recorded during such periods, as well as the quarter-end fair value, number of lots and number of subdivisions for the impaired inventories. For the years ended December 31, 2014, 2013 and 2012, we used discount rates ranging from 10% to 18% for the subdivisions that were impaired.

Three Months Ended	Total Subdivisions Tested for Impairment During Quarter	Carrying Value of Inventory Tested for Impairment During Quarter	Carrying Value of Impaired Inventory Before Impairment at Quarter End	Inventory Impairments	Fair Value of Inventory After Impairments	Number of Subdivisions Impaired During the Quarter	Number of Lots Impaired During the Quarter
	(Dollars in thousands)
March 31, 2014	16	$37,404	$-	$-	$-	-	-
June 30, 2014	16	53,591	5,135	850	4,285	2	23
September 30, 2014	23	96,488	-	-	-	-	-
December 31, 2014	21	71,469	5,556	910	4,646	2	27
Total	76	$258,952	$10,691	$1,760	$8,931	4	50

March 31, 2013	17	$42,919	$-	$-	$-	-	-
June 30, 2013	23	48,329	-	-	-	-	-
September 30, 2013	8	14,731	2,326	350	1,976	1	9
December 31, 2013	17	51,043	3,446	569	2,877	2	18
Total	65	$157,022	$5,772	$919	$4,853	3	27

March 31, 2012	33	$81,492	$-	$-	$-	-	-
June 30, 2012	27	63,616	-	-	-	-	-
September 30, 2012	22	62,681	-	-	-	-	-
December 31, 2012	17	62,808	3,840	1,105	2,735	2	25
Total	99	$270,597	$3,840	$1,105	$2,735	2	25

Selling, General and Administrative Expenses

For the year ended December 31, 2014, our SG&A expenses were $203.3 million, compared to $213.3 million for the year ended December 31, 2013. The decline in SG&A expenses was largely attributable to $14.3 million in lower incentive-based compensation and post-retirement benefit expense for certain of our executive officers, $3.5 million in lower stock-based compensation expense and a $7.8 million reduction in our legal expenses. The improvements were partially offset by an increase in marketing costs of $8.9 million incurred to support a larger number of active communities as compared with the prior year. These year-over-year improvements drove an improvement in our SG&A rate by 80 basis points from 13.1% in 2013 to 12.3% in 2014.

For the year ended December 31, 2013, our SG&A expenses were $213.3 million, compared to $167.3 million for the year ended December 31, 2012. The increase in SG&A expense was largely attributable to higher incentive-based compensation expense, due to increased profitably, higher commissions expense resulting from increased sales volume, and increased headcount due to our growth during the year. In addition, the year ended December 31, 2012 benefited from significant legal recoveries totaling $9.8 million, whereas 2013 did not benefit from any significant legal recoveries and included additional legal expense accruals for certain matters encountered in the normal course of business that totaled $5.9 million. These increases to our 2013 SG&A expense were slightly offset by lower stock-based compensation expense. Despite the above increases, our SG&A rate decreased 140 basis points from 14.5% in 2012 to 13.1% in 2013, driven primarily by improved operating leverage that resulted from higher revenues.

Early Extinguishments of Debt & Other-Than-Temporary Impairment of Marketable Securities

During the 2014 first quarter, we redeemed our 5⅜% Senior Notes due December 2014 and, in the 2014 fourth quarter, we redeemed our 5⅜% Senior Notes due July 2015. As a result of these transactions, we paid $517.7 million to extinguish $500 million in debt principal and recorded a total of $18.2 million in losses on early extinguishments of debt. We used available cash balances to fund the Senior Notes due December 2014 and for the redemption of the Senior Notes due July 2015, we used available cash balances in addition to proceeds from the sale of marketable securities. As a result of the determination in the 2014 third quarter to sell certain marketable securities to fund a portion of the 2014 fourth quarter redemption of the Senior Notes due July 2015, we recorded an other-than-temporary impairment of $4.3 million.

Interest and Other Income

Our interest and other income for the years ended December 31, 2014, 2013 and 2012 was $26.3 million, $29.8 million and $25.0 million, respectively. The change in interest and other income between each period was attributable to the year-over-year changes in our cash and cash equivalents and marketable securities balance, as well as changing yields.

Interest Expense

For the years ended December 31, 2014, 2013 and 2012, we expensed $0.7 million, $1.7 million and $0.8 million of interest, respectively, related to the portion of our homebuilding debt that exceeded our qualified assets.

Other Expense

For the years ended December 31, 2014, 2013 and 2012, our other expense was $4.8 million, $3.8 million and $1.4 million, respectively. The increased other expense in 2013 and 2014 was due to a higher amount of abandoned project costs.

Other Homebuilding Operating Data

Net New Orders:

	Year Ended December 31,
	2014				2013				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *
	(Dollars in thousands)
Arizona	802	$235,041	$293.1	2.04	645	$165,101	$256.0	2.91	24%	42%	14%	(30)%
California	669	327,248	489.2	3.22	561	237,694	423.7	3.90	19%	38%	15%	(17)%
Nevada	579	192,708	332.8	2.93	529	162,270	306.7	3.47	9%	19%	9%	(16)%
Washington	276	102,795	372.4	2.30	300	98,156	327.2	2.19	(8)%	5%	14%	5%
West	2,326	857,792	368.8	2.54	2,035	663,221	325.9	3.11	14%	29%	13%	(18)%
Colorado	1,334	576,322	432.0	2.88	1,234	466,285	377.9	2.67	8%	24%	14%	8%
Utah	179	59,304	331.3	2.55	153	48,893	319.6	1.80	17%	21%	4%	42%
Mountain	1,513	635,626	420.1	2.84	1,387	515,178	371.4	2.53	9%	23%	13%	12%
Maryland	244	117,646	482.2	1.43	314	145,310	462.8	1.45	(22)%	(19)%	4%	(1)%
Virginia	221	111,068	502.6	1.96	273	136,054	498.4	2.07	(19)%	(18)%	1%	(5)%
Florida	319	109,141	342.1	1.85	318	84,897	267.0	2.09	0%	29%	28%	(11)%
East	784	337,855	430.9	1.72	905	366,261	404.7	1.81	(13)%	(8)%	6%	(5)%
Total	4,623	$1,831,273	$396.1	2.43	4,327	$1,544,660	$357.0	2.54	7%	19%	11%	(4)%

	Year Ended December 31,
	2013				2012				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate
	(Dollars in thousands)
Arizona	645	$165,101	$256.0	2.91	625	$137,159	$219.5	2.93	3%	20%	17%	(1)%
California	561	237,694	423.7	3.90	654	225,174	344.3	3.11	(14)%	6%	23%	25%
Nevada	529	162,270	306.7	3.47	652	146,094	224.1	3.10	(19)%	11%	37%	12%
Washington	300	98,156	327.2	2.19	272	82,325	302.7	2.14	10%	19%	8%	2%
West	2,035	663,221	325.9	3.11	2,203	590,752	268.2	2.90	(8)%	12%	22%	7%
Colorado	1,234	466,285	377.9	2.67	1,044	364,056	348.7	1.90	18%	28%	8%	41%
Utah	153	48,893	319.6	1.80	239	71,080	297.4	1.19	(36)%	(31)%	7%	51%
Mountain	1,387	515,178	371.4	2.53	1,283	435,136	339.2	1.71	8%	18%	9%	48%
Maryland	314	145,310	462.8	1.45	303	129,891	428.7	1.39	4%	12%	8%	4%
Virginia	273	136,054	498.4	2.07	362	179,744	496.5	2.20	(25)%	(24)%	0%	(6)%
Florida	318	84,897	267.0	2.09	189	46,493	246.0	1.06	68%	83%	9%	97%
Illinois	-	-	-	-	2	550	275.0	N/M	N/M	N/M	N/M	N/M
East	905	366,261	404.7	1.81	856	356,678	416.7	1.52	6%	3%	(3)%	19%
Total	4,327	$1,544,660	$357.0	2.54	4,342	$1,382,566	$318.4	2.10	(0)%	12%	12%	21%

* Calculated as total net new orders in period ÷ average active communities during period ÷ number of months in period

N/M - Not meaningful

For the year ended December 31, 2014, the dollar value of net new orders increased 19%, as an 11% and 12% increase in our average price and average active subdivision count, respectively, more than offset a minor decline in our monthly absorption rate to 2.43. Our West and Mountain segments showed the most improvement for the year, increasing 29% and 23%, respectively, largely attributable to our California and Arizona markets and, to a lesser extent, our Colorado and Nevada markets. Each of these four markets experienced a significant increase in the average selling price of net new orders, driven by a combination of market appreciation and a shift in mix to higher-priced communities. All four markets also experienced significant increases in unit volume, driven by considerable increases in average active communities resulting from our substantial investment into these markets over the past two years or, for Colorado, a notable improvement of our monthly absorption rate due to strong demand. In Florida, the significant increase in the dollar value of net new orders for the year was due to a higher proportion of our new orders coming from the Orlando and South Florida markets, which have a much higher average selling price than our Jacksonville operation. However, the overall dollar value of net new orders from our East segment was down 8% due to a decrease in the number of net new orders in Virginia, where market demand has been particularly weak relative to our other markets, and Maryland, which experienced a 47% year-over-year decrease in active subdivisions during 2014.

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

Active Subdivisions:

	December 31,
	2014	% Change	2013	% Change	2012
Arizona	36	44%	25	108%	12
California	19	73%	11	(15)%	13
Nevada	16	7%	15	25%	12
Washington	10	(23)%	13	30%	10
West	81	27%	64	36%	47
Colorado	40	5%	38	(10)%	42
Utah	6	20%	5	(64)%	14
Mountain	46	7%	43	(23)%	56
Maryland	9	(47)%	17	(6)%	18
Virginia	10	0%	10	(17)%	12
Florida	13	8%	12	(20)%	15
East	32	(18)%	39	(13)%	45
Total	159	9%	146	(1)%	148
Average for Year Ended	159	12%	142	(18)%	173

At December 31, 2014, we had 159 active subdivisions, a 9% increase from 146 active subdivisions at the end of 2013. The substantial increase in active subdivisions for 2014 was the result of significant land acquisition activity over the past two years, particularly in our West markets. In the East, our active community count declined during 2014, due to delays in the development of some new communities, particularly in our Maryland and Virginia markets.

We ended December 31, 2013 with 146 active communities, down slightly from 148 in 2012. Our average active communities, however, were down 18% year-over-year, as higher than expected sales in 2013 resulted in certain subdivisions selling out more quickly than anticipated. The effect of this decline in active communities during the middle of 2013 was mostly offset by the end of 2013 due to our significant land acquisition activity during the year and efforts to open communities.

Cancellation Rate:

	Year Ended December 31,
	2014	Change	2013	Change	2012
Arizona	24%	7%	17%	(4)%	21%
California	24%	0%	24%	1%	23%
Nevada	20%	(1)%	21%	4%	17%
Washington	20%	2%	18%	(2)%	20%
West	23%	3%	20%	0%	20%
Colorado	20%	(2)%	22%	(1)%	23%
Utah	18%	(4)%	22%	(1)%	23%
Mountain	20%	(2)%	22%	(1)%	23%
Maryland	24%	(1)%	25%	(9)%	34%
Virginia	27%	1%	26%	1%	25%
Florida	26%	4%	22%	(2)%	24%
East	26%	1%	25%	(3)%	28%
Total	22%	0%	22%	(1)%	23%

Our cancellation rate for the year ended December 31, 2014 was unchanged from 2013. The increase in our Arizona market was primarily due to potential buyers being unable to obtain financing, wavering homebuyer confidence in a more volatile market, and more contingent contracts being cancelled.

For the year ended December 31, 2013, our cancellation rate of 22% was slightly better than the prior year. Our cancellation rates were most improved in our Maryland market, primarily driven by various efforts to enhance the quality of our backlog, including reduced acceptance of contingencies and enhanced review of buyer creditworthiness before the ratification of sales contracts.

Backlog:

	At December 31,
	2014			2013			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	231	$75,419	$326.5	160	$43,184	$269.9	44%	75%	21%
California	192	98,057	510.7	147	71,855	488.8	31%	36%	4%
Nevada	155	61,020	393.7	140	49,350	352.5	11%	24%	12%
Washington	55	20,655	375.5	46	16,430	357.2	20%	26%	5%
West	633	255,151	403.1	493	180,819	366.8	28%	41%	10%
Colorado	579	266,280	459.9	417	171,688	411.7	39%	55%	12%
Utah	40	13,580	339.5	26	8,422	323.9	54%	61%	5%
Mountain	619	279,860	452.1	443	180,110	406.6	40%	55%	11%
Maryland	68	34,293	504.3	129	65,435	507.2	(47)%	(48)%	(1)%
Virginia	90	45,521	505.8	103	51,594	500.9	(13)%	(12)%	1%
Florida	109	48,412	444.1	94	28,037	298.3	16%	73%	49%
East	267	128,226	480.2	326	145,066	445.0	(18)%	(12)%	8%
Total	1,519	$663,237	$436.6	1,262	$505,995	$400.9	20%	31%	9%

	At December 31,
	2013			2012			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	160	$43,184	$269.9	150	$35,064	$233.8	7%	23%	15%
California	147	71,855	488.8	229	78,400	342.4	(36)%	(8)%	43%
Nevada	140	49,350	352.5	204	50,533	247.7	(31)%	(2)%	42%
Washington	46	16,430	357.2	79	26,761	338.7	(42)%	(39)%	5%
West	493	180,819	366.8	662	190,758	288.2	(26)%	(5)%	27%
Colorado	417	171,688	411.7	470	174,280	370.8	(11)%	(1)%	11%
Utah	26	8,422	323.9	81	25,058	309.4	(68)%	(66)%	5%
Mountain	443	180,110	406.6	551	199,338	361.8	(20)%	(10)%	12%
Maryland	129	65,435	507.2	183	79,162	432.6	(30)%	(17)%	17%
Virginia	103	51,594	500.9	185	92,303	498.9	(44)%	(44)%	0%
Florida	94	28,037	298.3	64	17,452	272.7	47%	61%	9%
East	326	145,066	445.0	432	188,917	437.3	(25)%	(23)%	2%
Total	1,262	$505,995	$400.9	1,645	$579,013	$352.0	(23)%	(13)%	14%

At December 31, 2014 we had 1,519 homes in backlog with a total value of $663.2 million, a 20% increase in homes and a 31% increase in dollar value from 1,262 homes in backlog with a total value of $506.0 million at December 31, 2013. The increase in dollar value in backlog was driven by a year-over-year improvement of 11% in the average selling price of net new orders and a 7% year-over-year improvement in the number of net new orders for the year ended December 31, 2014. The lower dollar value in backlog in our Maryland and Virginia divisions was driven by weaker order trends experienced during 2014 as compared to the prior year period.

The dollar value of backlog at December 31, 2013 decreased in all segments and in total by 13% year-over-year. The decrease was driven by a 23% decrease in homes in the backlog, which was partially offset by a 14% increase in the average price of homes in backlog. Florida and Arizona were the only markets that showed increases. The increase in Florida was due to higher sales absorption rates generated in 2013 as compared to 2012 as well as our expansion into Orlando and South Florida in 2013. The increase in Arizona was due primarily to higher active subdivision counts during 2013 as compared to 2012. The decreases in all other markets were driven by lower sales activity, which was due to lower average active communities in the latter half of 2013 when compared to the same period in 2012.

Homes Completed or Under Construction:

	December 31,
	2014	% Change	2013	% Change	2012
Unsold:
Completed	483	28%	378	71%	221
Under construction	583	(44)%	1,038	72%	604
Total unsold started homes (speculative homes)	1,066	(25)%	1,416	72%	825
Sold homes under construction or completed	1,089	11%	981	(14)%	1,147
Model homes under construction or completed	272	5%	258	17%	221
Total homes completed or under construction	2,427	(9)%	2,655	21%	2,193

Our total homes completed or under construction decreased from year end 2013 to 2014 primarily due to a 25% year-over-year decline in the number of speculative homes as a result of our ongoing efforts during 2014 to reduce our speculative home supply to meet current levels of demand. The decline in speculative homes was partially offset by an 11% increase in sold homes under construction or completed, primarily driven by a 7% year-over-year increase in net new orders during 2014 and higher homes in backlog as of December 31, 2014.

The increase in our total homes completed or under construction from December 31, 2012 to December 31, 2013 was driven by our initiative to intentionally start more speculative homes during the latter half of 2013 in light of increased homebuyer demand and improving market conditions at such time, low levels of resale and new home inventories, and the higher gross margins we experienced on our speculative homes during the first half of 2013.

Lots Owned and Optioned (including homes completed or under construction):

	December 31, 2014				December 31, 2013				December 31, 2012
	Lots Owned	Lots Optioned	Total	Total % Change	Lots Owned	Lots Optioned	Total	Total % Change	Lots Owned	Lots Optioned	Total
Arizona	2,266	45	2,311	(21)%	2,838	74	2,912	58%	1,763	80	1,843
California	1,600	94	1,694	(11)%	1,765	129	1,894	75%	1,080	-	1,080
Nevada	1,589	286	1,875	(1)%	1,503	391	1,894	50%	1,226	40	1,266
Washington	886	-	886	23%	537	182	719	13%	472	162	634
West	6,341	425	6,766	(9)%	6,643	776	7,419	54%	4,541	282	4,823
Colorado	4,083	929	5,012	(7)%	4,292	1,093	5,385	40%	3,335	508	3,843
Utah	598	-	598	7%	538	19	557	2%	532	13	545
Mountain	4,681	929	5,610	(6)%	4,830	1,112	5,942	35%	3,867	521	4,388
Maryland	417	417	834	11%	446	304	750	(16)%	577	315	892
Virginia	525	469	994	65%	469	133	602	(26)%	553	263	816
Florida	891	184	1,075	0%	650	423	1,073	105%	365	159	524
East	1,833	1,070	2,903	20%	1,565	860	2,425	9%	1,495	737	2,232
Total	12,855	2,424	15,279	(3)%	13,038	2,748	15,786	38%	9,903	1,540	11,443

Lots owned and optioned decreased by 3% from the prior year as we slowed our land acquisition activity during 2014, particularly in our West and Mountain segments, in response to the declines in demand which began during the latter half of 2013 and continued during 2014. We believe that our current supply levels will support expected growth in future periods. See "Forward-Looking Statements" above.

As a result of the significant increase in our land acquisition activity during 2013, we increased our owned and optioned lot supply as of December 31, 2013 by 38% year-over-year, even after a 26% year-over-year increase in new home deliveries in 2013.

Financial Services

	Year Ended December 31,
		Change			Change
	2014	Amount	%	2013	Amount	%	2012
	(Dollars in thousands)
Financial services revenues
Mortgage operations	$25,887	$(9,089)	(26)%	$34,976	$(147)	(0)%	$35,123
Other	18,066	1,783	11%	16,283	4,525	38%	11,758
Total financial services revenues	$43,953	$(7,306)	(14)%	$51,259	$4,378	9%	$46,881

Financial services pretax income
Mortgage operations	$14,034	$(7,574)	(35)%	$21,608	$(2,331)	(10)%	$23,939
Other	10,637	2,743	35%	7,894	3,335	73%	4,559
Total financial services pretax income	$24,671	$(4,831)	(16)%	$29,502	$1,004	4%	$28,498

Our financial services pretax income for the year ended December 31, 2014 was down 16% from the prior year. The decrease was driven by a $7.6 million decrease in pretax income from our mortgage operations segment and was partially offset by a $2.7 million improvement in our other financial services segment, which consists of our insurance and title operations. The decrease in our mortgage operations segment was primarily due to: (1) reduced volumes of loans locked and sold; (2) lower gains on loans locked and sold compared to a year ago; and (3) lower origination income due to fewer loan originations. These results were caused primarily by a more competitive mortgage market, which also resulted in lower capture rates. The $2.7 million improvement in our other financial services segment was driven primarily by increased revenues from our insurance operations due to higher premiums, mostly due to a higher percentage of policies written in states where a higher premium is charged. “Capture rate” is defined as the number of mortgage loans originated by our mortgage operations for our homebuyers as a percent of our total home closings.

Our financial services pretax income for the year ended December 31, 2013 was up slightly over the prior year period. The increase was driven by a $3.3 million increase in our other financial services segment driven by improved revenue from our insurance operations, and was partially offset by a $2.3 million decrease in pretax income for our mortgage operations segment. The decline in pretax income for our mortgage operations segment was primarily due to per unit reduced origination income and gains on loans locked and sold compared to a year ago resulting largely from a more competitive mortgage market and higher interest rates. In addition, higher general and administrative expenses, due to added employees hired to handle additional loan volume, and higher loan loss reserve expenses, caused by a slight increase in claims activity from our third party loan purchasers, adversely impacted the profitability of our mortgage operations segment for the year ended December 31, 2013.

The table below sets forth information for our mortgage operations relating to mortgage loans originated and capture rate.

	Year Ended December 31,
	2014	% or Percentage Change	2013	% or Percentage Change	2012
	(Dollars in thousands)
Total Originations (including transfer loans):
Loans	2,422	(18)%	2,947	15%	2,557
Principal	$759,082	(15)%	$890,404	24%	$715,542
Capture Rate Data:
Capture rate as % of all homes delivered	55%	(6)%	61%	(5)%	66%
Capture rate as % of all homes delivered (excludes cash sales)	59%	(6)%	65%	(8)%	73%
Mortgage Loan Origination Product Mix:
FHA loans	15%	(9)%	24%	(8)%	32%
Other government loans (VA & USDA)	29%	(1)%	30%	0%	30%
Total government loans	44%	(10)%	54%	(8)%	62%
Conventional loans	56%	10%	46%	8%	38%
	100%	0%	100%	0%	100%
Loan Type:
Fixed rate	93%	(3)%	96%	(3)%	99%
ARM	7%	3%	4%	3%	1%
Credit Quality:
Average FICO Score	738	1%	733	0%	730
Other Data:
Average Combined LTV ratio	85%	(4)%	89%	(1)%	90%
Full documentation loans	100%	0%	100%	0%	100%

Loans Sold to Third Parties:
Loans	2,453	(19)%	3,035	24%	2,457
Principal	$762,633	(16)%	$913,309	35%	$675,422

During 2014 and 2013, we have continued to experience significant year-over-year declines in our originations of FHA loans as a percentage of our total loans originated as a result of: (1) increases in the amount that FHA charges to insure mortgages, (2) increases in home prices, coupled with decreases in FHA loan limits in certain markets, which can limit a borrower’s ability to use FHA insured mortgages in connection with the purchase of a home, and (3) structural changes in the FHA mortgage insurance program, which extended the period of time during which the borrower must pay a mortgage insurance premium. However, as a result of reductions made to the FHA’s annual mortgage insurance premium, set to take effect in the first quarter 2015, and increases in FHA loan limits in certain markets, we may experience an increase in the level of FHA loans originated during 2015. See "Forward-Looking Statements" above.

Income Taxes

We recorded income tax expense of $37.3 million for the year ended December 31, 2014, compared to an income tax benefit of $184.6 and $1.6 million for the same periods in 2013 and 2012, respectively.

The income tax expense for the year ended December 31, 2014 was primarily due to positive operating results, resulting in an effective income tax rate of 37.2%.

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

LIQUIDITY AND CAPITAL RESOURCES

We use our liquidity and capital resources to (1) support our operations, including the purchase of land, land development and construction of homes; (2) provide working capital; and (3) provide mortgage loans for our homebuyers. Our liquidity includes our cash and cash equivalents, marketable securities, Revolving Credit Facility (as defined below) and Mortgage Repurchase Facility (as defined below). Additionally, we have an existing effective shelf registration statement that allows us to issue equity, debt or hybrid securities up to $1.25 billion. See Note 22 to the Consolidated Financial Statements.

We have marketable debt and equity securities. Our debt securities consist primarily of floating and fixed rate interest earning debt securities, which may include, among others, corporate debt, United States government and government agency debt. Our equity securities consist of holdings in mutual fund securities, which invest mostly in debt securities and holdings in corporate equities.

Capital Resources.

Our capital structure is primarily a combination of (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our 5⅝% senior notes due 2020, 5½% senior notes due 2024 and our 6% senior notes due 2043; (3) our Revolving Credit Facility and (4) our Mortgage Repurchase Facility. Because of our current balance of cash, cash equivalents, marketable securities, ability to access the capital markets, and available capacity under both our Revolving Credit Facility and Mortgage Repurchase Facility, we believe that our capital resources are adequate to satisfy our short and long-term capital requirements, including meeting future payments on our senior notes as they become due. See “Forward-Looking Statements” above.

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

Revolving Credit Facility. On December 13, 2013, we entered into an unsecured revolving credit agreement (“Revolving Credit Facility”) with a group of lenders which may be used for general corporate purposes. This agreement was amended on December 17, 2014 to (1) increase the aggregate commitment amount by $100 million to $550 million (the “Commitment”) and (2) extend the maturity until December 13, 2019. Each lender may issue letters of credit in an amount up to 50% of its commitment. The facility permits an increase in the maximum Commitment amount to $1.0 billion upon our request, subject to receipt of additional commitments from existing or additional lenders and the consent of the designated agent and the co-administrative agent. Interest rates on outstanding borrowings are determined by reference to a specified London Interbank Offered Rate (LIBOR), a specified federal funds effective rate or a specified prime rate, plus a margin that is determined based on our credit ratings and leverage ratio, as defined in the facility agreement. At any time at which our leverage ratio, as of the last day of the most recent calendar quarter, exceeds 55%, the aggregate principal amount of all consolidated senior debt borrowings outstanding may not exceed the borrowing base. There is no borrowing base requirement if our leverage ratio, as of the last day of the most recent calendar quarter, is 55% or less.

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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of December 31, 2014.

As of December 31, 2014, we had $15 million in borrowings and $10.5 million in letters of credit outstanding under the Revolving Credit Facility, leaving remaining borrowing capacity of $524.5 million.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”) that will expire on September 18, 2015. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased on December 29, 2014 from $50 million to $80 million and expiring on January 28, 2015. The Mortgage Repurchase Facility also had a temporary increase in the maximum aggregate commitment from $50 million to $80 million from December 31, 2013 through January 30, 2014. At December 31, 2014 and December 31, 2013, we had $60.8 million and $63.1 million, respectively, of mortgage loans that we were obligated to repurchase under our Mortgage Repurchase Facility. Mortgage loans that we are obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is LIBOR-based. The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth Ratio, (iii) a minimum Adjusted Net Income requirement, and (iv) a minimum Liquidity requirement. The foregoing terms are defined in the Mortgage Repurchase Facility. We believe we were in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of December 31, 2014.

Dividends

For the year ended December 31, 2014, we paid dividends of $1.00 per share. There were no dividends declared or paid for the year ended of December 31, 2013. We paid dividends of $2.00 per share during the year ended December 31, 2012. Of the $2.00 per share in dividends, $1.00 was in lieu of declaring and paying regular quarterly dividends in calendar year 2013.

MDC Common Stock Repurchase Program

At December 31, 2014, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the year ended December 31, 2014.

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

Year Ended December 31, 2014. We used $163.6 million in cash for operating activities during the year ended December 31, 2014, primarily resulting from increasing our inventory from December 31, 2013, which resulted in the use of $257.4 million in cash. This use of cash was partially offset by a $4.2 million decrease in mortgage loans held-for-sale, net income of $63.1 million, and the use of net operating loss carryforwards to reduce our current taxes payable.

We generated $423.1 million in cash from investing activities during the year ended December 31, 2014, primarily attributable to the maturity and sale of marketable securities that increased our cash by $855.0 million. The cash generated was significantly offset by the purchasing of $428.7 million of marketable securities.

We used $305.0 million of cash from financing activities during the year ended December 31, 2014, primarily attributable to the redemption of $500 million of Senior Notes for a total use of $517.7 million and from $48.8 million of dividend payments. The cash used was partially offset by $248.4 million generated from the issuance of our 10-year 5½% Senior Notes.

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

Off-Balance Sheet Arrangements

Lot Option Purchase Contracts. In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At December 31, 2014, we had deposits of $12.6 million in the form of cash and $3.1 million in the form of letters of credit that secured option contracts to purchase 2,424 lots for a total estimated purchase price of $225.6 million.

Surety Bonds and Letters of Credit. At December 31, 2014, we had issued and outstanding surety bonds and letters of credit totaling $145.2 million and $26.8 million, respectively, including $16.3 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $56.1 million and $6.1 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

We have made no material guarantees with respect to third-party obligations.

Contractual Obligations.

The table below summarizes our known contractual obligations at December 31, 2014.

	Payments due by Period (in thousands)
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Senior notes	$850,000	$-	$-	$-	$850,000
Interest on senior notes	806,469	48,813	97,625	97,625	562,406
Operating leases	53,022	4,922	9,560	8,863	29,677
Total (1)	$1,709,491	$53,735	$107,185	$106,488	$1,442,083
_____________________

(1) The table above excludes $60.8 million of mortgage loans that we are obligated to repurchase under our Mortgage Repurchase Facility since it is not long-term indebtedness. Additionally, there were outstanding performance bonds and letters of credit totaling approximately $145.2 million and $26.8 million, respectively, at December 31, 2014, which have been excluded from the table above due to the uncertainty as to whether any payments may be made.

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

Homebuilding Inventory Valuation.  Our inventories are primarily associated with communities where we intend to construct and sell homes, including models and speculative homes. Costs capitalized to land and land under development primarily include: (1) land costs; (2) land development costs; (3) entitlement costs; (4) capitalized interest; (5) engineering fees; and (6) title insurance, real property taxes and closing costs directly related to the purchase of the land parcel. Components of housing completed or under construction primarily include: (1) land costs transferred from land and land under development; (2) direct construction costs associated with a house; (3) real property taxes, engineering fees, permits and other fees; (4) capitalized interest; and (5) indirect construction costs, which include field construction management salaries and benefits, utilities and other construction related costs. Land costs are transferred from land and land under development to housing completed or under construction at the point in time that construction of a home on an owned lot begins.

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

Warranty Accrual. Our homes are sold with limited third-party warranties. We record expenses and warranty accruals for general and structural warranty claims, as well as accruals for known, unusual warranty-related expenditures. Warranty accrual is established based upon historical payment experience in an amount estimated to be adequate to cover expected costs of materials and outside labor during warranty periods. The establishment of warranty accrual for closed homes and the evaluation of our warranty accrual balance is based on an internally developed analysis that includes known facts and interpretations of circumstances, including, among other things, our trends in historical warranty payment levels and warranty payments for claims not considered to be normal and recurring.

Warranty accrual is included in accrued liabilities in the homebuilding section of our consolidated balance sheets and adjustments to our warranty accrual is recorded as an increase or reduction to home cost of sales in the homebuilding section of our consolidated statements of operations. Additionally, it is possible that changes in the warranty payment experience used in estimating our ultimate warranty losses could have a material impact on our warranty accrual balances. Please see further discussion on the adjustments to our warranty accrual within our discussion of gross margin from home sales in the “Gross Margin” section. Also see “Forward-Looking Statements” above.

Insurance Reserves. The establishment of reserves for estimated losses associated with insurance policies issued by Allegiant and re-insurance agreements issued by StarAmerican are based on actuarial studies that include known facts and interpretations of circumstances, including our experience with similar cases and historical trends involving claim payment patterns, pending levels of unpaid claims, product mix or concentration, claim severity, frequency patterns depending on the business conducted, and changing regulatory and legal environments.

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

Income Taxes—Valuation Allowance. A valuation allowance is recorded against a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not (a likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under federal tax law (generally 2 and 20 years, respectively) or state tax law, which range depends on the state (generally 2 and 20 years, respectively). The four sources of taxable income to be considered in determining whether a valuation allowance is required include:

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

Revenues recorded by HomeAmerican primarily include origination fees and the corresponding sale of a loan and either the release or retention of a loan’s servicing rights. Origination fees are recognized when a loan is originated. When an interest rate lock commitment is made to a customer, we record the expected gain on sale of the mortgage including servicing rights, adjusted for a pull-through percentage (which is defined as the likelihood that an interest rate lock commitment will be originated), as revenue. As the interest rate lock commitment gets closer to being originated, the expected gain on the sale of that loan plus its servicing rights is updated to reflect current market value and the increase or decrease in the fair value of that interest rate lock commitment is recorded through revenues. At the same time, the expected pull-through percentage of the interest rate lock commitment to be originated is updated (typically an increase as the interest lock commitment gets closer to origination) and, if there has been a change, revenues are adjusted as necessary. After origination, our mortgage loans, generally including their servicing rights, are sold to third-party purchasers in accordance with sale agreements entered into by us with a third-party purchaser of the loans. We make representations and warranties with respect to the status of loans transferred in the sale agreements. The sale agreements generally include statements acknowledging the transfer of the loans is intended by both parties to constitute a sale. Sale of a mortgage loan has occurred when the following criteria, among others, have been met: (1) fair consideration has been paid for transfer of the loan by a third party in an arms-length transaction, (2) all the usual risks and rewards of ownership that are in substance a sale have been transferred by us to the third party purchaser; and (3) we do not have a substantial continuing involvement with the mortgage loan.

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

Segment Reporting. The application of segment reporting requires significant judgment in determining our operating segments. Operating segments are defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. We have identified our Chief Operating Decision-Maker (“CODM”) as two key executives—the Chief Executive Officer and Chief Operating Officer.

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

Our homebuilding reportable segments are as follows:

•     West (Arizona, California, Nevada and Washington);

•     Mountain (Colorado and Utah); and

•     East (Virginia, Florida, Illinois and Maryland, which includes Pennsylvania and New Jersey)

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our cash and investment policy and strategy is to achieve an appropriate investment return while preserving principal and managing risk. Our cash and cash equivalents may include immediately available commercial bank deposits, commercial paper, money market funds, certificates of deposit and time deposits. Our marketable securities contain both debt and equity instruments, held directly or through mutual funds. Our debt securities consist primarily of floating and fixed rate interest earning debt securities, which may include, among others, United States government and government agency debt and corporate debt. Our equity securities consist of holdings in mutual fund securities, which invest mostly in debt securities and holdings in corporate equities. The remaining equity securities in our investment portfolio are holdings in corporate equities. The market value and/or income derived from our debt and equity securities can be negatively impacted by a number of market risk factors, including changes in interest rates, general economic conditions and equity markets. As of December 31, 2014, we had marketable securities in unrealized loss positions totaling $3.1 million. There can be no assurances that the cost basis of these securities will be recovered in the future. If we elect to sell, or are otherwise were required to sell these securities, we could be required to record losses if the market values do not increase prior to any sales. Such losses, if any, would be recorded as a component of our results of operations.

We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments and debt. Derivative instruments utilized in the normal course of business by HomeAmerican include interest rate lock commitments and forward sales of mortgage-backed securities, which are used to manage the price risk on fluctuations in interest rates on our mortgage loans in inventory and interest rate locked commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed at December 31, 2014 had an aggregate principal balance of approximately $42.8 million, all of which were under interest rate lock commitments at an average interest rate of 3.69%. In addition, HomeAmerican had mortgage loans held-for-sale with an aggregate principal balance of $85.9 million at December 31, 2014, of which $13.6 million had not yet been committed to a mortgage purchaser and had an average interest rate of 3.65%. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale which had not yet been committed to a mortgage purchaser, HomeAmerican had forward sales of securities totaling $41.0 million and $74.5 million at December 31, 2014 and 2013, respectively.

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

At December 31, 2014, we had $60.8 million of mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported under Mortgage Repurchase Facility in the consolidated balance sheets. The following table provides the maturities, average interest rate and estimated fair value of significant financial instruments that are sensitive to changes in interest rates at December 31, 2014.

	Maturities through December 31,							Estimated
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
	(Dollars in thousands)
Assets:
Mortgage loans held for sale (1)
Fixed Rate	$80,182	$-	$-	$-	$-	$-	$80,182	$82,524
Average interest rate	3.78%						3.78%
Variable Interest Rate	5,717	$-	$-	$-	$-	$-	$5,717	$5,841
Average interest rate	3.13%						3.13%

Liabilities:
Fixed rate debt	$-	$-	$-	$-	$-	$850,000	$850,000	$797,113
Average interest rate						5.74%	5.74%
Mortgage facility	$60,822	$-	$-	$-	$-	$-	$60,822	$60,822
Average interest rate	2.50%						2.50%

Derivative Financial Instruments:
Commitments to originate mortgage loans
Notional amount	$42,765	$-	$-	$-	$-	$-	$42,765	$1,003
Average interest rate	3.69%						3.69%
Forward sales of mortgage backed securities
Notional amount	$41,000	$-	$-	$-	$-	$-	$41,000	$(207)
Average interest rate	3.18%						3.18%
____________________

(1) All the amounts in this line reflect the expected 2015 disposition of these loans rather than the actual scheduled maturity dates of these mortgages.

Item 8. Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

M.D.C. Holdings, Inc.

We have audited the accompanying consolidated balance sheets of M.D.C. Holdings, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of M.D.C. Holdings, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), M.D.C. Holdings, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 28, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California

January 28, 2015

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013
	(Dollars in thousands, except
	per share amounts)
ASSETS
Homebuilding:
Cash and cash equivalents	$122,642	$148,634
Marketable securities	140,878	569,021
Restricted cash	2,816	2,195
Trade and other receivables	28,555	23,407
Inventories:
Housing completed or under construction	732,692	636,700
Land and land under development	935,268	774,961
Total inventories	1,667,960	1,411,661
Property and equipment, net	30,491	31,248
Deferred tax asset, net	140,486	176,262
Metropolitan district bond securities (related party)	18,203	12,729
Prepaid and other assets	67,996	53,525
Total homebuilding assets	2,220,027	2,428,682
Financial Services:
Cash and cash equivalents	31,183	50,704
Marketable securities	15,262	19,046
Mortgage loans held-for-sale, net	88,392	92,578
Other assets	3,574	4,439
Total financial services assets	138,411	166,767
Total Assets	$2,358,438	$2,595,449
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$35,445	$15,046
Accrued liabilities	115,117	152,821
Revolving credit facility	15,000	-
Senior notes, net	846,450	1,095,620
Total homebuilding liabilities	1,012,012	1,263,487
Financial Services:
Accounts payable and accrued liabilities	57,268	55,639
Mortgage repurchase facility	60,822	63,074
Total financial services liabilities	118,090	118,713
Total Liabilities	1,130,102	1,382,200
Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 48,831,639 and 48,788,887 issued and outstanding at December 31, 2014 and December 31, 2013, respectively	488	488
Additional paid-in-capital	909,974	908,090
Retained earnings	307,419	293,096
Accumulated other comprehensive income	10,455	11,575
Total Stockholders' Equity	1,228,336	1,213,249
Total Liabilities and Stockholders' Equity	$2,358,438	$2,595,449

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$1,647,398	$1,626,707	$1,150,998
Land sale revenues	3,233	2,468	5,144
Total home and land sale revenues	1,650,631	1,629,175	1,156,142
Home cost of sales	(1,365,621)	(1,336,978)	(973,120)
Land cost of sales	(2,559)	(1,961)	(4,823)
Inventory impairments	(1,760)	(919)	(1,105)
Total cost of sales	(1,369,940)	(1,339,858)	(979,048)
Gross margin	280,691	289,317	177,094
Selling, general and administrative expenses	(203,253)	(213,283)	(167,295)
Interest and other income	26,310	29,798	24,998
Interest expense	(685)	(1,726)	(808)
Other expense	(4,813)	(3,783)	(1,372)
Losses from early extinguishments of debt	(18,153)	-	-
Other-than-temporary impairment of marketable securities	(4,293)	-	-
Homebuilding pretax income	75,804	100,323	32,617

Financial Services:
Revenues	43,953	51,259	46,881
Expenses	(22,334)	(25,271)	(21,645)
Interest and other income	3,052	3,514	3,262
Financial services pretax income	24,671	29,502	28,498

Income before income taxes	100,475	129,825	61,115
Benefit from (provision for) income taxes	(37,332)	184,560	1,584
Net income	$63,143	$314,385	$62,699

Other comprehensive income (loss) related to available-for-sale securities, net of tax	(1,120)	6,737	12,078
Comprehensive income	$62,023	$321,122	$74,777

Earnings per share:
Basic	$1.29	$6.39	$1.29
Diluted	$1.29	$6.34	$1.29

Weighted average common shares outstanding
Basic	48,615,541	48,453,119	47,660,629
Diluted	48,817,566	48,831,785	47,834,156

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Stockholders' Equity

(Dollars in thousands, except share amounts)

				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-in	(Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Total
Balance at December 31, 2011	48,017,108	$480	$863,128	$12,927	$(7,240)	(59,912)	$(659)	$868,636
Net Income	-	-	-	62,699	-	-	-	62,699
Other comprehensive income, net of tax	-	-	-	-	12,078	-	-	12,078
Total comprehensive income								74,777
Shares issued upon exercise of stock options and awards of restricted stock	752,855	8	16,616	-	-	-	-	16,624
Dividends declared	-	-	-	(96,915)	-	-	-	(96,915)
Stock-based compensation expense	-	-	16,225	-	-	-	-	16,225
Reversal of uncertain tax positions due to statute of limitations	-	-	1,551	-	-	-	-	1,551
Retirement of treasury stock	(62,230)	(1)	(659)	-	-	62,230	659	(1)
Forfeiture of restricted stock	(8,976)	-	-	-	-	(2,318)	-	-
Balance at December 31, 2012	48,698,757	487	896,861	(21,289)	4,838	-	-	880,897
Net Income	-	-	-	314,385	-	-	-	314,385
Other comprehensive income, net of tax	-	-	-	-	6,737	-	-	6,737
Total comprehensive income								321,122
Shares issued upon exercise of stock options and awards of restricted stock	178,737	2	5,116	-	-	-	-	5,118
Stock-based compensation expense	-	-	9,652	-	-	-	-	9,652
Forfeiture of restricted stock	(88,607)	(1)	1	-	-	-	-	-
Net income tax deficiency from share-based compensation	-	-	(3,540)	-	-	-	-	(3,540)
Balance at December 31, 2013	48,788,887	488	908,090	293,096	11,575	-	-	1,213,249
Net Income	-	-	-	63,143	-	-	-	63,143
Other comprehensive loss, net of tax	-	-	-	-	(1,120)	-	-	(1,120)
Total comprehensive income								62,023
Shares issued upon exercise of stock options and awards of restricted stock	57,021	0	374	-	-	-	-	374
Dividends declared	-	-	-	(48,820)	-	-	-	(48,820)
Stock-based compensation expense	-	-	5,979	-	-	-	-	5,979
Forfeiture of restricted stock	(14,269)	0	0	-	-	-	-	0
Net income tax deficiency from share-based compensation	-	-	(4,469)	-	-	-	-	(4,469)
Balance at December 31, 2014	48,831,639	$488	$909,974	$307,419	$10,455	-	$-	$1,228,336

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Operating Activities:
Net income	$63,143	$314,385	$62,699
Adjustments to reconcile net income to net cash used in operating activities:
Losses from early extinguishments of debt	18,153	-	-
Stock-based compensation expense	5,978	9,652	16,225
Depreciation and amortization	3,928	3,864	4,766
Inventory impairments	1,760	919	1,105
Other-than-temporary impairment of marketable securities	4,293	-	-
Net loss on sale of marketable securities	(7,310)	-	-
Amortization of discount / premiums on marketable debt securities	566	219	596
Deferred income tax expense (benefit)	34,226	(187,171)	-
Excess tax benefits from stock-based compensation	(26)	(391)	-
Net changes in assets and liabilities:
Restricted cash	(621)	(336)	(1,192)
Trade and other receivables	(6,638)	4,186	(6,223)
Mortgage loans held-for-sale	4,186	27,375	(41,618)
Housing completed or under construction	(96,936)	(124,211)	(212,154)
Land and land under development	(160,463)	(285,070)	15,314
Prepaid expenses and other assets	(11,873)	(13,562)	4,388
Accounts payable and accrued liabilities	(16,013)	(19,408)	47,275
Net cash used in operating activities	(163,647)	(269,549)	(108,819)

Investing Activities:
Purchases of marketable securities	(428,709)	(404,965)	(478,701)
Maturities of marketable securities	167,339	159,592	108,250
Sales of marketable securities	687,692	216,756	349,938
Purchases of property and equipment	(3,242)	(1,785)	(1,268)
Net cash provided by (used in) investing activities	423,080	(30,402)	(21,781)

Financing Activities:
Advances (payments) on mortgage repurchase facility, net	(2,252)	(13,253)	27,625
Proceeds from issuance of senior notes	248,375	346,938	-
Repayment of senior notes	(517,650)	-	-
Advances on revolving credit facility, net	15,000	-	-
Dividend payments	(48,820)	-	(96,915)
Excess tax benefits from stock-based compensation	26	391	-
Proceeds from exercise of stock options	375	5,118	16,624
Net cash provided by (used in) financing activities	(304,946)	339,194	(52,666)

Net increase (decrease) in cash and cash equivalents	(45,513)	39,243	(183,266)
Cash and cash equivalents:
Beginning of period	199,338	160,095	343,361
End of period	$153,825	$199,338	$160,095

The accompanying Notes are an integral part of these Consolidated Financial Statements.

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

Description of Business.  We have homebuilding operations in Arizona, California, Colorado, Florida, Maryland, (which includes Maryland, Pennsylvania and New Jersey), Nevada, Utah, Virginia and Washington. The primary functions of our homebuilding operations include land acquisition and development, home construction, purchasing, marketing, merchandising, sales and customer service. We build and sell primarily single-family detached homes, which are designed and built to meet local customer preferences. We are the general contractor for all of our projects and retain subcontractors for site development and home construction.

Our financial services operations consist of HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans, primarily for our homebuyers, American Home Insurance Agency, Inc. (“American Home Insurance”), which offers third-party insurance products to our homebuyers, and American Home Title and Escrow Company (“American Home Title”), which provides title agency services to the Company and our homebuyers in Colorado, Florida, Maryland, Nevada and Virginia. The financial services operations also include Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”), which provides insurance coverage primarily to our homebuilding subsidiaries and certain subcontractors for homes sold by our homebuilding subsidiaries and for work performed in completed subdivisions, and StarAmerican Insurance Ltd. (“StarAmerican”), a wholly owned subsidiary of MDC, which is a re-insurer of Allegiant claims.

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

Marketable Securities. We have marketable debt and equity securities and as of December 31, 2014 and 2013, all of our marketable securities were treated as available-for-sale investments. As such, we have recorded all of our marketable securities at fair value with changes in fair value being recorded as a component of accumulated other comprehensive income (loss) (“AOCI”). When a security is sold, we use the first-in first-out method to determine the cost of the security sold or the amount reclassified out of AOCI.

Restricted Cash.  We receive cash earnest money deposits from our customers who enter into home sale contracts. In certain states we are restricted from using such deposits for general purposes, unless we take measures to release state imposed restrictions on such deposits received from homebuyers, which may include posting blanket surety bonds. We had $2.8 million and $2.2 million in restricted cash related to homebuyer deposits at December 31, 2014 and 2013, respectively.

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

Inventories. Our inventories are primarily associated with communities where we intend to construct and sell homes, including models and speculative homes. Costs capitalized to land and land under development primarily include: (1) land costs; (2) land development costs; (3) entitlement costs; (4) capitalized interest; (5) engineering fees; and (6) title insurance, real property taxes and closing costs directly related to the purchase of the land parcel. Components of housing completed or under construction primarily include: (1) land costs transferred from land and land under development; (2) direct construction costs associated with a house; (3) real property taxes, engineering fees, permits and other fees; (4) capitalized interest; and (5) indirect construction costs, which include field construction management salaries and benefits, utilities and other construction related costs. Land costs are transferred from land and land under development to housing completed or under construction at the point in time that construction of a home on an owned lot begins.

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

Property and Equipment, net.   Property and equipment is carried at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets, which range from 2 to 29 years. Depreciation and amortization expense for property and equipment was $3.8 million, $3.7 million and $4.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The following table sets forth the cost and carrying value of our property and equipment by major asset category.

		Accumulated
		Depreciation and	Carrying
	Cost	Amortization	Value
December 31, 2014:	(Dollars in thousands)
Airplane	$28,997	$7,152	$21,845
Computer software and equipment	20,594	14,084	6,510
Leasehold improvements	9,617	7,590	2,027
Other	1,989	1,880	109
Total	$61,197	$30,706	$30,491

December 31, 2013:
Airplane	$28,997	$6,604	$22,393
Computer software and equipment	18,436	11,780	6,656
Leasehold improvements	8,793	6,787	2,006
Other	2,048	1,855	193
Total	$58,274	$27,026	$31,248

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

Variable Interest Entities.  In accordance with ASC Topic 810, Consolidation (“ASC 810”), we analyze our land option contracts and other contractual arrangements to determine whether the corresponding land sellers are variable interest entities (“VIEs”) and, if so, whether we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact VIE’s economic performance, including, but not limited to, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. We also consider whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. We have concluded that, as of December 31, 2014, we were not the primary beneficiary of any VIEs from which we are purchasing land under land option contracts.

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

Based on our analysis, we have concluded as of December 31, 2014, our goodwill was not impaired.

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

The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority. Once the gross unrecognized tax benefit is determined, we also accrue for any interest and penalties, as well as any offsets expected from resultant amendments to federal or state tax returns. We record the aggregate effect of these items in income tax expense in the consolidated statements of operations. To the extent this tax position would be offset against a similar deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed, the liability is treated as a reduction to the related deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. Otherwise, we record the corresponding liability in accrued liabilities in the homebuilding section of our consolidated balance sheets.

Warranty Accrual. Our homes are sold with limited third-party warranties. Under our agreement with the issuer of the third-party warranties, we are responsible for performing all of the work for the first two years of the warranty coverage and paying for substantially all of the work required to be performed during years three through ten of the warranties. We record accruals for general and structural warranty claims, as well as accruals for known, unusual warranty-related expenditures. Warranty accrual is recorded based upon historical payment experience in an amount estimated to be adequate to cover expected costs of materials and outside labor during warranty periods. The determination of the warranty accrual rate for closed homes and the evaluation of our warranty accrual balance at period end are based on an internally developed analysis that includes known facts and interpretations of circumstances, including, among other things, our trends in historical warranty payment levels and warranty payments for claims not considered to be normal and recurring.

Warranty payments are recorded against the warranty accrual. Additional reserves may be established for known, unusual warranty-related expenditures not covered through the independent warranty accrual analysis performed by us. Warranty payments incurred for an individual house may differ from the related reserve established for the home at the time it was closed. The actual disbursements for warranty claims are evaluated in the aggregate to determine if an adjustment to the historical warranty accrual should be recorded.

We assess the reasonableness and adequacy of the reserve and the per-unit reserve amount originally included in home cost of sales, as well as the timing of the reversal of any excess reserve on a quarterly basis, using historical payment data and other relevant information. Warranty accrual is included in accrued liabilities in the homebuilding section of our consolidated balance sheets and adjustments to our warranty accrual is recorded as an increase or reduction to home cost of sales in the homebuilding section of our consolidated statements of operations.

Insurance Reserves. The establishment of reserves for estimated losses associated with insurance policies issued by Allegiant and re-insurance agreements issued by StarAmerican are based on actuarial developed studies that include known facts and interpretations of circumstances, including our experience with similar cases and historical trends involving claim payment patterns, pending levels of unpaid claims, product mix or concentration, claim severity, frequency patterns depending on the business conducted, and changing regulatory and legal environments.

Mortgage Loan Loss Reserves.  In the normal course of business, we establish reserves for potential losses associated with HomeAmerican’s sale of mortgage loans to third-parties. These reserves are created to address repurchase and indemnity claims by third-party purchasers of the mortgage loans, which claims arise primarily out of, but not limited to, allegations of homebuyer fraud at the time of origination of the loan, missing documentation, loan processing defects or defective appraisals. These reserves are based upon, among other matters: (1) pending claims received from third-party purchasers associated with previously sold mortgage loans; (2) a current assessment of the potential exposure associated with future claims of loan processing defects or homebuyer fraud in mortgage loans originated in prior periods; and (3) historical loss experience.

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

At December 31, 2014 and 2013, we had interest rate lock commitments with aggregate principal balances of approximately $42.8 million and $69.8 million, respectively, at average interest rates of 3.69% and 4.13%, respectively. In addition, we had $13.6 million and $25.9 million of mortgage loans held-for-sale at December 31, 2014 and 2013, respectively, that had not yet been committed to a mortgage purchaser. In order to hedge the changes in fair value of our interest rate lock commitments and mortgage loans held-for-sale which had not yet been committed to a mortgage purchaser, we had forward sales of securities totaling $41.0 million and $74.5 million at December 31, 2014 and 2013, respectively.

For the years ended December 31, 2014, 2013 and 2012, we recorded net gains (losses) on our derivatives of $(0.8) million, $(0.1) million and $1.1 million, respectively. For further discussion of our policies regarding interest rate lock commitments, see our “Revenue Recognition for HomeAmerican” accounting policy section below.

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

We defer Operating Margin related to the sale of a home if all of the following criteria are present: (1) HomeAmerican originates the mortgage loan; (2) HomeAmerican has not sold the mortgage loan, or loans, as of the end of the pertinent reporting period; and (3) the homebuyer’s down payment does not meet the initial or continuing investment criteria. The deferral is subsequently recognized at the time HomeAmerican sells the homebuyer’s mortgage loan, or loans, to a third-party purchaser. In the event the Operating Margin is a loss, we recognize such loss at the time the home is closed. We did not have any homes that closed during the years ended December 31, 2014, 2013 or 2012 that failed to meet the continuing investment criteria.

Revenue Recognition for HomeAmerican.  Revenues recorded by HomeAmerican primarily include origination fees and the corresponding sale of a loan and either the release or retention of a loan’s servicing rights. Origination fees are recognized when a loan is originated. When an interest rate lock commitment is made to a customer, we record the expected gain on sale of the mortgage including servicing rights, adjusted for a pull-through percentage (which is defined as the likelihood that an interest rate lock commitment will be originated), as revenue. As the interest rate lock commitment gets closer to being originated, the expected gain on the sale of that loan plus its servicing rights is updated to reflect current market value and the increase or decrease in the fair value of that interest rate lock commitment is recorded through revenues. At the same time, the expected pull-through percentage of the interest rate lock commitment to be originated is updated (typically an increase as the interest lock commitment gets closer to origination) and, if there has been a change, revenues are adjusted as necessary. After origination, our mortgage loans, generally including their servicing rights, are sold to third-party purchasers in accordance with sale agreements entered into by us with a third-party purchaser of the loans. We make representations and warranties with respect to the status of loans transferred in the sale agreements. The sale agreements generally include statements acknowledging the transfer of the loans is intended by both parties to constitute a sale. Sale of a mortgage loan has occurred when the following criteria, among others, have been met: (1) fair consideration has been paid for transfer of the loan by a third party in an arms-length transaction, (2) all the usual risks and rewards of ownership that are in substance a sale have been transferred by us to the third party purchaser; and (3) we do not have a substantial continuing involvement with the mortgage loan.

We measure mortgage loans held-for-sale at fair value with the changes in fair value being reported in earnings at each reporting date. The impact of recording changes in fair value to earnings did not have a material impact on our financial position, results of operations or cash flows during the years ended December 31, 2014, 2013 or 2012. Gains on sales of mortgage loans, net, were $15.5 million, $28.7 million and $21.7 million for the years ended December 31, 2014, 2013 and 2012, respectively, and are included as a component of revenues in the financial services section of the consolidated statements of operations.

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

When a home is closed, we generally have not yet paid and recorded all costs necessary to complete the construction of the home and certain land development costs. At the time of a home closing, we compare the home construction budgets to actual recorded costs to determine the additional costs remaining to be paid on each closed home. For amounts not incurred or paid as of the time of closing a home, we record an estimated accrual associated with certain home construction and land development costs. Generally, these accruals are established based upon contracted work which has yet to be paid, open work orders not paid at the time of home closing, as well as land completion costs more likely than not to be incurred, and represent estimates believed to be adequate to cover the expected remaining home construction and land development costs. We monitor the adequacy of these accruals on a house-by-house basis and in the aggregate on a subdivision-by-subdivision basis. At December 31, 2014 and 2013, we had $10.1 million and $9.6 million, respectively, of land development and home construction accruals for closed homes. Actual results could differ from such estimates.

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

2.             Supplemental Cash Flow Disclosure

The table below sets forth supplemental disclosures of cash flow information and non-cash investing and financing activities.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Cash paid for:
Interest, net of interest capitalized	$1,843	$-	$1,083
Income taxes	$2,793	$5,161	$577

Non-cash investing and financing activities:
Unrealized holding gains (losses) on marketable securities	$(1,120)	$6,737	$12,078

3. Segment Reporting

Our operating segments are defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Chief Operating Decision Maker (“CODM”), or decision-making group, to evaluate performance and make operating decisions. We have identified our CODM as two key executives—the Chief Executive Officer and the Chief Operating Officer.

We have identified each homebuilding division as an operating segment. Our operating segments have been aggregated into the reportable segments noted below because they are similar in the following regards: (1) economic characteristics; (2) housing products; (3) class of homebuyer; (4) regulatory environments; and (5) methods used to construct and sell homes. Our homebuilding reportable segments are as follows:

●	West (Arizona, California, Nevada and Washington)
●	Mountain (Colorado and Utah)
●	East (Virginia, Florida, Illinois and Maryland, which includes Pennsylvania and New Jersey)

Our financial services business consists of the operations of the following operating segments: (1)  HomeAmerican; (2) Allegiant; (3) StarAmerican; (4) American Home Insurance Agency, Inc.; and (5) American Home Title and Escrow Company. Due to its contributions to consolidated pretax income we consider HomeAmerican to be a reportable segment, mortgage operations. The remaining operating segments have been aggregated into one reportable segment, other, because they do not individually exceed 10 percent of: (1) consolidated revenue; (2) the greater of (A) the combined reported profit of all operating segments that did not report a loss or (B) the positive value of the combined reported loss of all operating segments that reported losses; or (3) consolidated assets.

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

The following table summarizes home and land sale revenues for our homebuilding operations and revenues for our financial services operations.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Homebuilding
West	$770,051	$671,278	$516,079
Mountain	534,244	546,801	355,368
East	346,336	411,096	284,695
Total home and land sale revenues	$1,650,631	$1,629,175	$1,156,142

Financial Services
Mortgage operations	$25,887	$34,976	$35,123
Other	18,066	16,283	11,758
Total financial services revenues	$43,953	$51,259	$46,881

Total revenues	$1,694,584	$1,680,434	$1,203,023

The following table summarizes pretax income (loss) for our homebuilding and financial services operations.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Homebuilding
West	$63,071	$65,672	$27,076
Mountain	39,343	52,392	24,302
East	10,730	19,590	11,011
Corporate	(37,340)	(37,331)	(29,772)
Total homebuilding pretax income	$75,804	$100,323	$32,617

Financial Services
Mortgage operations	$14,034	$21,608	$23,939
Other	10,637	7,894	4,559
Total financial services pretax income	$24,671	$29,502	$28,498

Total pretax income	$100,475	$129,825	$61,115

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

	December 31,
	2014	2013
	(Dollars in thousands)
Homebuilding assets
West	$893,970	$760,450
Mountain	516,971	418,796
East	343,718	297,627
Corporate	465,368	951,809
Total homebuilding assets	$2,220,027	$2,428,682

Financial services assets
Mortgage operations	$94,265	$99,065
Other	44,146	67,702
Total financial services assets	$138,411	$166,767

Total assets	$2,358,438	$2,595,449

4.             Earnings Per Share

The following table shows our basic and diluted EPS calculations:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands, except per share amounts)
Numerator
Net income	$63,143	$314,385	$62,699
Less: distributed earnings allocated to participating securities	(196)	-	(1,101)
Less: undistributed earnings allocated to participating securities	(60)	(4,917)	-
Net income attributable to common stockholders (numerator for basic earnings per share)	62,887	309,468	61,598
Add back: undistributed earnings allocated to participating securities	60	4,917	-
Less: undistributed earnings reallocated to participating securities	(60)	(4,879)	-
Numerator for diluted earnings per share under two class method	$62,887	$309,506	$61,598

Denominator
Weighted-average common shares outstanding	48,615,541	48,453,119	47,660,629
Add: dilutive effect of stock options	202,025	378,666	173,527
Denominator for diluted earnings per share under two class method	48,817,566	48,831,785	47,834,156

Basic Earnings Per Common Share	$1.29	$6.39	$1.29
Diluted Earnings Per Common Share	$1.29	$6.34	$1.29

Diluted EPS for the years ended December 31, 2014, 2013 and 2012 excluded options to purchase approximately 4.3 million, 3.8 million and 4.7 million shares, respectively, of common stock because the effect of their inclusion would be anti-dilutive.

5.             Accumulated Other Comprehensive Income

The following table sets forth our changes in accumulated other comprehensive income:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Unrealized gains (losses) on available-for-sale marketable securities (1) :
Beginning balance	$7,655	$4,838	$(7,240)
Other comprehensive income (loss) before reclassifications	(3,025)	3,255	12,473
Amounts reclassified from AOCI (2)	(1,855)	(438)	(395)
Ending balance	$2,775	$7,655	$4,838

Unrealized gains on available-for-sale metropolitan district bond securities (1) :
Beginning balance	$3,920	$-	$-
Other comprehensive income before reclassifications	3,760	3,920	-
Amounts reclassified from AOCI	-	-	-
Ending balance	$7,680	$3,920	$-

Total ending AOCI	$10,455	$11,575	$4,838
_______________________

(1)	All amounts net-of-tax.
(2)	See separate table below for details about these reclassifications.

The following table sets forth the activity related to reclassifications out of accumulated other comprehensive income (loss) related to available for sale securities:

	Year Ended December 31,
Affected Line Item in the Statements of Operations	2014	2013	2012
	(Dollars in thousands)
Homebuilding interest and other income	$7,210	$580	$823
Other-than-temporary impairment of marketable securities	(4,293)	-	-
Financial services interest and other income	100	133	(181)
Income before income taxes	3,017	713	642
Benefit from (provision for) income taxes	(1,162)	(275)	(247)
Net income	$1,855	$438	$395

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

The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis:

		Fair Value
Financial Instrument	Hierarchy	December 31, 2014	December 31, 2013
		(Dollars in thousands)
Marketable securities (available-for-sale)
Equity securities	Level 1	$129,560	$389,323
Debt securities - maturity less than 1 year	Level 2	1,511	72,577
Debt securities - maturity 1 to 5 years	Level 2	7,643	106,566
Debt securities - maturity greater than 5 years	Level 2	17,426	19,601
Total available-for-sale securities		$156,140	$588,067

Mortgage loans held-for-sale, net	Level 2	$88,392	$92,578

Metropolitan district bond securities (related party) (available-for-sale)	Level 3	$18,203	$12,729

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and cash equivalents, restricted cash, trade and other receivables, prepaid and other assets, accounts payable, and accrued liabilities. Fair value approximates carrying value.

Marketable Securities.  We have marketable debt and equity securities. Our equity securities consist of holdings in mutual fund securities, which invest in debt securities and holdings in corporate equities. Our debt securities consist primarily of fixed and floating rate interest earning debt securities, which may include, among others, United States government and government agency debt and corporate debt. We measure the fair value of our debt securities using a third party pricing service that either provides quoted prices in less active markets for identical or similar securities or uses observable inputs for their pricing, both of which are level 2 inputs. As of December 31, 2014 and 2013, all of our marketable securities were treated as available-for-sale investments and, as such, we have recorded all of our marketable securities at fair value with changes in fair value being recorded as a component AOCI.

Each quarter we assess all of our securities in an unrealized loss position for potential other-than-temporary impairment (“OTTI”). Our assessment includes a consideration of many factors, both qualitative and quantitative, including the amount of the unrealized loss, the period of time the security has been in a loss position, the financial condition of the issuer and whether we have the intent and ability to hold the securities, among other factors. During third quarter of 2014, we recorded a pre-tax OTTI of $4.3 million for certain of our mutual funds that were in a loss position as of quarter end. The OTTI is included in other-than-temporary impairment of marketable securities in the homebuilding section of our consolidated statements of operations.

The following tables set forth the amortized cost and estimated fair value of our available-for-sale marketable securities.

	December 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Homebuilding:
Equity securities	$116,009	$120,274	$375,142	$385,303
Debt securities	20,660	20,604	181,635	183,718
Total homebuilding available-for-sale marketable securities	$136,669	$140,878	$556,777	$569,021

Financial Services:
Equity securities	$9,028	$9,286	$4,000	$4,020
Debt securities	5,930	5,976	14,721	15,026
Total financial services available-for-sale marketable securities	$14,958	$15,262	$18,721	$19,046

Total available-for-sale marketable securities	$151,627	$156,140	$575,498	$588,067

As of December 31, 2014 and 2013, our marketable securities were in a net unrealized gain position totaling $4.5 million and $12.6 million, respectively. Our marketable securities which were in unrealized loss positions aggregated to unrealized losses of $3.1 million and $1.1 million as of December 31, 2014 and 2013, respectively. The table below sets forth the debt and equity securities that were in an aggregate loss position. We do not believe that the aggregate unrealized loss related to our debt or equity securities as of December 31, 2014 is material to our operations.

	December 31, 2014			December 31, 2013
	Number of Securities in Loss Position	Aggregate Loss Position	Aggregate Fair Value of Securities in a Loss Position	Number of Securities in Loss Position	Aggregate Loss Position	Aggregate Fair Value of Securities in a Loss Position
	(Dollars in thousands)
Type of Investment
Debt	52	$(359)	$14,536	72	$(430)	$46,440
Equity	6	(2,738)	74,999	7	(713)	14,174
Total	58	$(3,097)	$89,535	79	$(1,143)	$60,614

The following tables set forth gross realized gains and losses from the sale of available-for-sale marketable securities, which were included in either interest and other income in the homebuilding section or interest and other income in the financial services section of our consolidated statements of operations.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Gross realized gains on sales of available-for-sale securities
Equity securities	$7,719	$1,251	$-
Debt securities	2,432	83	608
Total	$10,151	$1,334	$608

Gross realized losses on sales of available-for-sale securities
Equity securities	$(6,183)	$-	$-
Debt securities	(952)	(3,794)	(1,287)
Total	$(7,135)	$(3,794)	$(1,287)

Net realized gain (loss) on sales of available-for-sale securities	$3,016	$(2,460)	$(679)

Mortgage Loans Held-for-Sale, Net.  As of December 31, 2014, the primary components of our mortgage loans held-for-sale that are measured at fair value on a recurring basis are: (1) mortgage loans held-for-sale under commitments to sell; and (2) mortgage loans held-for-sale not under commitments to sell. At December 31, 2014 and December 31, 2013, we had $72.3 million and $65.1 million, respectively, of mortgage loans held-for-sale under commitments to sell for which fair value was based upon Level 2 inputs, which were the quoted market prices for those mortgage loans. At December 31, 2014 and December 31, 2013, we had $13.6 million and $25.9 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input.

Metro District Bond Securities (Related Party).  The Metro District Bond Securities (“Metro Bonds”) are included in the homebuilding section of our accompanying consolidated balance sheets. Cash flows received by the Company from these securities reflect principal and interest payments from the quasi-municipal corporation in the state of Colorado (the “Metro District”) that are supported by an annual levy on the taxable value of real estate and personal property within the Metro District’s boundaries and a one-time fee assessed on permits obtained by MDC in the Metro District. The stated year of maturity for the Metro Bonds is 2037. However, if the unpaid principal and all accrued interest are not paid off by the year 2037, the Company will continue to receive principal and interest payments in perpetuity until the unpaid principal and accrued interest is paid in full. Since 2007 and through the first quarter of 2013, we accounted for these securities under the cost recovery method and they were not carried at fair value in accordance with ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”).

In the second quarter of 2013, we determined that these securities no longer were required to be accounted for under the cost recovery method due to an increase in the number of new homes delivered in the community coupled with the stabilization of property values within the Metro District. In accordance with ASC 310-30, we now adjust the bond principal balance on a prospective basis using an interest accretion model that utilizes future cash flows expected to be collected. Furthermore, as this investment is accounted for as an available-for-sale asset, we update its fair value on a quarterly basis, with the adjustment being recorded through AOCI. The fair value is based upon a discounted future cash flow model, which uses Level 3 inputs. The two primary unobservable inputs used in our discounted cash flow model are the forecasted number of homes to be closed, as they drive any increases to the tax base for the Metro District, and the discount rate. The table below provides quantitative data, as of December 31, 2014, regarding each unobservable input and the sensitivity of fair value to potential changes in those unobservable inputs.

	Quantitative Data		Sensitivity Analysis
Unobservable Input	Range	Weighted Average	Movement in Fair Value from Increase in Input	Movement in Fair Value from Decrease in Input
Number of homes closed per year	0 to 123	93	Increase	Decrease
Discount rate	5.2% to 14%	10.2%	Decrease	Increase

The table set forth below summarizes the activity for our Metro Bonds.

	Year Ended December 31,
	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$12,729	$5,818
Increase in fair value (recorded in other comprehensive income)	6,114	6,373
Change due to accretion of principal	1,405	1,192
Cash receipts	(2,045)	(654)
Balance at end of period	$18,203	$12,729

Mortgage Repurchase Facility. The debt associated with our Mortgage Repurchase Facility (see Note 16 for further discussion) is at floating rates or at fixed rates that approximate current market rates and have relatively short-term maturities, generally within 30 days. The fair value approximates carrying value and is based on Level 2 inputs.

Senior Notes. The estimated values of the senior notes in the following table are based on Level 2 inputs, including market prices of other homebuilder bonds.

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
5⅜% Senior Notes due December 2014, net	$-	$-	$249,814	$258,750
5⅜% Senior Notes due July 2015, net	-	-	249,935	262,562
5⅝% Senior Notes due February 2020, net	246,450	257,950	245,871	259,688
5½% Senior Notes due January 2024	250,000	242,608	-	-
6% Senior Notes due January 2043	350,000	296,555	350,000	305,083
Total	$846,450	$797,113	$1,095,620	$1,086,083

Inventories.  The table below sets forth the carrying value, at each year end, of all inventories that were impaired during each year presented.

	Carrying Value of
	Impaired Inventory at
	December 31, 2014	December 31, 2013
	(Dollars in thousands)
West	$-	$-
Mountain	4,378	-
East	2,331	4,187
Total	$6,709	$4,187

Inventories with carrying values prior to impairment of $10.7 million and $5.8 million were determined to be impaired during the years ended December 31, 2014 and 2013, respectively. The carrying value for some of these inventories at their respective year ends may not represent the fair value they were impaired to due to activities that occurred subsequent to the measurement date. The fair values of impaired inventories were determined using Level 3 inputs. We generally determine the estimated fair value of each subdivision by determining the present value of the estimated future cash flows at discount rates that are commensurate with the risk of the subdivision under evaluation.

7.             Inventories

The following table sets forth, by reportable segment, information relating to our homebuilding inventories:

	December 31,	December 31,
	2014	2013
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$343,134	$270,778
Mountain	220,489	194,101
East	169,069	171,821
Subtotal	732,692	636,700
Land and Land Under Development:
West	507,252	459,512
Mountain	277,583	211,526
East	150,433	103,923
Subtotal	935,268	774,961
Total Inventories	$1,667,960	$1,411,661

In accordance with ASC 360, homebuilding inventories are carried at cost unless events and circumstances indicate that the carrying value of the underlying subdivision may not be recoverable. We evaluate inventories for impairment at each quarter end. Please see “Inventories” in Note 1 and the discussion below for more detail on the methods and assumptions that were used to estimate the fair value of our inventories.

Inventory impairments recognized by segment for the years ended December 31, 2014, 2013 and 2012 are shown in the table below:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$-	$-	$-
Mountain	234	-	-
East	1,000	802	295
Subtotal	1,234	802	295
Land and Land Under Development:
West	-	-	-
Mountain	526	-	-
East	-	117	810
Subtotal	526	117	810
Total Inventories	$1,760	$919	$1,105

During the year ended December 31, 2014, we recorded $1.8 million of inventory impairments related to four projects; three in our Maryland division in our East segment and one in our Colorado division in our Mountain segment. During the year ended December 31, 2013, we recorded $0.9 million of inventory impairments related to three projects in Maryland. During the year ended December 31, 2012, we recorded $1.1 million of inventory impairments related to two projects in Maryland. These communities were all impaired based on their slow sales absorption rates experienced during each of 2014, 2013 and 2012 as well as the estimated or actual sales price reductions required to sell the remaining lots and houses.

For the years ended December 31, 2014, 2013 and 2012, we used discount rates ranging from 10% to 18% for the subdivisions that were impaired.

8.             Capitalization of Interest

We capitalize interest to inventories during the period of development in accordance with ASC Topic 835, Interest (“ASC 835”). Homebuilding interest capitalized as a cost of inventories is included in cost of sales as related units or lots are sold. To the extent our homebuilding debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred. Qualified homebuilding assets consist of all lots and homes, excluding finished unsold homes or finished models, within projects that are actively selling or under development. The table set forth below summarizes homebuilding interest activity.

The homebuilding interest expensed in the table below relates to the portion of interest incurred where our homebuilding debt exceeded our qualified inventory for such periods in accordance with ASC 835.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Homebuilding interest incurred	$66,269	$61,634	$42,315
Less: Interest capitalized	(65,584)	(59,908)	(41,507)
Homebuilding interest expensed	$685	$1,726	$808

Interest capitalized, beginning of period	$74,155	$68,508	$58,107
Plus: Interest capitalized during period	65,584	59,908	41,507
Less: Previously capitalized interest included in home cost of sales	(60,508)	(54,261)	(31,106)
Interest capitalized, end of period	$79,231	$74,155	$68,508

9.             Homebuilding Prepaid Expenses and Other Assets

The following table sets forth the components of homebuilding prepaid and other assets.

	December 31,
	2014	2013
	(Dollars in thousands)
Land option deposits	$12,895	$15,221
Deferred marketing costs	29,231	15,830
Prepaid expenses	5,104	4,349
Goodwill	6,008	6,008
Deferred debt issuance costs, net	13,004	11,527
Other	1,754	590
Total	$67,996	$53,525

We experienced a significant increase in our deferred marking costs from December 31, 2013 to December 31, 2014 due primarily to the increase in our active community count between those two years.

10.          Homebuilding Accrued Liabilities and Financial Services Accounts Payable and Accrued Liabilities

The following table sets forth information relating to homebuilding accrued liabilities.

	December 31,
	2014	2013
	(Dollars in thousands)
Accrued compensation and related expenses	$27,541	$35,990
Accrued interest	23,234	24,198
Warranty accrual	18,346	22,238
Customer and escrow deposits	16,728	10,759
Land development and home construction accruals	10,108	9,592
Accrued executive deferred compensation	-	30,796
Other accrued liabilities	19,160	19,248
Total accrued liabilities	$115,117	$152,821

The following table sets forth information relating to financial services accounts payable and accrued liabilities.

	December 31,
	2014	2013
	(Dollars in thousands)
Insurance reserves	$50,470	$49,637
Accounts payable and other accrued liabilities	6,798	6,002
Total accounts payable and accrued liabilities	$57,268	$55,639

11.          Warranty Accrual

The table set forth below summarizes accrual, adjustment and payment activity related to our warranty accrual for the years ended December 31, 2014, 2013 and 2012. As a result of favorable warranty payment experience relative to our estimates at the time of home closing, we reduced our warranty accrual by $2.6 million in 2014. We had no adjustments during the years ended December 31, 2013 and 2012. Additionally, from time to time, we change our warranty accrual rates based on payment trends. Any changes made to those rates did not materially affect our warranty expense or gross margin from home sales for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$22,238	$23,151	$25,525
Expense provisions	4,834	5,562	4,216
Cash payments	(6,126)	(6,475)	(6,590)
Adjustments	(2,600)	-	-
Balance at end of period	$18,346	$22,238	$23,151

12.           Insurance Reserves

The following table summarizes the insurance reserve activity for the years ended December 31, 2014, 2013 and 2012. The insurance reserve is included as a component of accrued liabilities in the financial services section of the accompanying consolidated balance sheets.

	December 31,
	2014	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$49,637	$47,852	$49,376
Expense provisions	6,316	7,065	4,565
Cash payments, net of recoveries	(5,483)	(5,280)	(8,020)
Adjustments	-	-	1,931
Balance at end of period	$50,470	$49,637	$47,852

The $1.9 million adjustment to increase our insurance reserve during the year ended December 31, 2012 primarily resulted from an increase in the severity and frequency of insurance claim experience relative to prior period estimates. No such adjustments were required for the years ended December 31, 2014 and 2013.

In the ordinary course of business, we make payments from our insurance reserves to settle litigation claims arising primarily from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the years ended December 31, 2014, 2013, and 2012, are not necessarily indicative of what future cash payments will be for subsequent periods.

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

Because the Company believed that it was more likely than not that the Second Amendment payments would not be deductible for tax purposes under Internal Revenue Code (“IRC”) Section 162(m), we wrote off approximately $11.9 million of our deferred tax asset in 2013.

14.           Income Taxes

Our provision for (benefit from) income taxes for the years ended December 31, 2014, 2013 and 2012 consisted of the following:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Current tax provision (benefit)
Federal	$1,631	$2,611	$(374)
State	1,475	-	(1,210)
Total current	3,106	2,611	(1,584)

Deferred tax provision (benefit)
Federal	28,630	(171,037)	-
State	5,596	(16,134)	-
Total deferred	34,226	(187,171)	-
Provision for (benefit from) income taxes	$37,332	$(184,560)	$(1,584)

The provision for (benefit from) income taxes differs from the amount that would be computed by applying the statutory federal income tax rate of 35% to income before income taxes as a result of the following:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Tax expense computed at federal statutory rate	$35,166	$45,439	$21,390
State income tax expense, net of federal benefit	3,340	4,544	2,139
Permanent differences	(1,435)	(358)	1,771
Expiration of state net operating loss	3,030	3,874	2,634
Tax expense (benefit) related to an increase (decrease) in unrecognized tax benefits	559	(552)	(1,857)
Write-off of deferred tax asset for deferred compensation retirement plans	-	11,856	-
Charitable contributions statute expiration	181	-	-
Federal energy credits	(1,131)	(6,530)	-
Rate changes	866	-	-
Change in valuation allowance	(1,665)	(242,833)	(27,661)
Other	(1,579)	-	-
Provision for (benefit from) income taxes	$37,332	$(184,560)	$(1,584)

Effective tax (benefit) rate	37.2%	(142.2% )	(2.6% )

We recorded income tax expense of $37.3 million for the year ended December 31, 2014 while we recorded income tax benefits of $184.6 million and $1.6 million for the years ended December 31, 2013 and 2012, respectively.

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

Due to the effects of the deferred tax valuation allowance and changes in unrecognized tax benefits, our effective tax rates in 2013 and 2012 were not meaningful as the income tax benefit is not directly correlated to the amount of pretax income or loss generated in such periods.

At December 31, 2014 we had a valuation allowance of $13.0 million. $6.7 million of the total valuation allowance is related to various state net operating loss carryforwards where realization is more uncertain at this time due to the more limited carryforward periods that exist in certain states. The remaining $6.3 million is related to the amount by which the carrying value of our Metro Bonds for tax purposes exceeds our carrying value for book purposes that we believe realization is more uncertain at this time.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax asset are as follows:

	December 31,
	2014	2013
	(Dollars in thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$47,200	$72,700
State net operating loss carryforwards	36,100	38,082
Alternative minimum tax and other tax credit carryforwards	27,582	24,196
Stock-based compensation expense	22,545	26,651
Warranty, litigation and other reserves	12,364	15,543
Receivables from related party	10,273	12,132
Accrued compensation	6,442	11,136
Asset impairment charges	2,785	5,496
Inventory, additional costs capitalized for tax purposes	3,257	1,700
Other, net	1,806	3,446
Total deferred tax assets	170,354	211,082
Valuation allowance	(13,027)	(14,669)
Total deferred tax assets, net of valuation allowance	157,327	196,413

Deferred tax liabilities:
Property, equipment and other assets	5,025	5,512
Discount on notes receivable	4,149	4,204
Deferred revenue	4,306	3,985
Unrealized gain on marketable securities	1,737	4,915
Other, net	1,624	1,535
Total deferred tax liabilities	16,841	20,151
Net deferred tax asset	$140,486	$176,262

At December 31, 2014, we had $47.2 million in tax effected federal net operating loss carryforwards. These operating loss carryforwards, if unused, will begin to expire in 2030. Additionally, we had $36.1 million in tax-effected state net operating loss carryforwards and $0.2 million of these operating loss carryforwards are at risk to expire in 2015 if they remain unused. The remaining operating loss carryforwards, if unused, will begin to expire in 2018.

At December 31, 2014 and 2013, our total liability for uncertain tax positions was $0.8 million and $0.3 million, respectively, which has been either included in accrued liabilities in the homebuilding section of our consolidated balance sheets or, in accordance with ASU 2013-11, offset against our state net operating loss carryforward deferred tax asset. The following table summarizes activity for the gross unrecognized tax benefit component of our total liability for uncertain tax positions for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Gross unrecognized tax benefits at beginning of year	$371	$575	$2,712
Increases related to prior year tax positions	633	124	63
Decreases related to prior year tax positions	(85)	(53)	(84)
Increases related to current year tax positions	-	-	-
Decreases related to current year tax positions	-	-	-
Settlements with taxing authorities	-	-	-
Lapse of applicable statute of limitations	(14)	(275)	(2,116)
Gross unrecognized tax benefits at end of year	$905	$371	$575

Our liability for gross unrecognized tax benefits was $0.9 million and $0.4 million at December 31, 2014 and 2013, respectively, all of which, if recognized, would reduce our effective tax rate.

The net expense (benefit) for interest and penalties reflected in the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 was $0.2 million, $0 and ($0.4) million, respectively. The corresponding liabilities in the consolidated balance sheets were $0.3 million and $0.3 million at December 31, 2014 and 2013, respectively.

We have taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may decrease within the next twelve months. The possible decrease could result from the expiration of various statutes of limitation and the finalization of various state income tax matters. The estimated range of the reasonably possible decrease is $0 to $0.2 million.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal income tax examination for calendar tax years ending 2011 through 2014. Additionally, we are subject to various state income tax examinations for the 2010 through 2014 calendar tax years.

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

We initially recorded the 2007 Bonds and Subordinate Bond at an estimated $8.9 million and $0 fair value, respectively, based upon discounted cash flows. During the year ended December 31, 2009, we updated our evaluation of the estimated fair value of the 2007 Bonds and through this evaluation, we determined there was a decrease in the estimated cash flows from this asset and, as a result, recorded a $1.0 million OTTI associated with the 2007 Bonds in 2009. As discussed in Note 6, in the second quarter of 2013 we determined the 2007 Bonds were no longer required to be accounted for under the cost recovery method. We adjusted the bond principal balance based on the valuation to $18.2 million as of December 31, 2014.

During the years ended December 31, 2014, 2013 and 2012, we received payments from the District in the amount of $2.0 million, $0.7 million and $0.8 million, respectively. In 2012, these payments were recorded as a reduction to the carrying value of the 2007 Bonds. As discussed in Note 6, the principal payments going forward are included in an interest accretion model with the appropriate interest income and increase or decrease to the carrying value being recorded. We recorded $1.4 million and $1.2 million in interest income for the years ended December 31, 2014 and 2013, respectively, and these amounts are included in interest and other income in the homebuilding section of our consolidated statements of operations and comprehensive income.

We contributed $1 million in cash to the MDC/Richmond American Homes Foundation (the “Foundation”) for each of the years ended December 31, 2014, 2013, and 2012. The Foundation is a Delaware non-profit corporation that was incorporated on September 30, 1999.

The Foundation is a non-profit organization operated exclusively for charitable, educational and other purposes beneficial to social welfare within the meaning of Section 501(c)(3) of the Internal Revenue Code. The following Directors and/or officers of the Company are the trustees of the Foundation at December 31, 2014, all of whom serve without compensation:

Name	MDC Title
Larry A. Mizel	Chairman and Chief Executive Officer
David D. Mandarich	President
Raymond T. Baker	Director
Herbert T. Buchwald	Director

16.          Lines of Credit and Total Debt Obligations

Revolving Credit Facility. On December 13, 2013, we entered into an unsecured revolving credit agreement (“Revolving Credit Facility”) with a group of lenders which may be used for general corporate purposes. This agreement was amended on December 17, 2014 to (1) increase the aggregate commitment amount by $100 million to $550 million (the “Commitment”) and (2) extend the maturity until December 13, 2019. Each lender may issue letters of credit in an amount up to 50% of its commitment. The facility permits an increase in the maximum Commitment amount to $1.0 billion upon our request, subject to receipt of additional commitments from existing or additional lenders and the consent of the designated agent and the co-administrative agent. Interest rates on outstanding borrowings are determined by reference to a specified London Interbank Offered Rate (LIBOR), a specified federal funds effective rate or a specified prime rate, plus a margin that is determined based on our credit ratings and leverage ratio, as defined in the facility agreement. At any time at which our leverage ratio, as of the last day of the most recent calendar quarter, exceeds 55%, the aggregate principal amount of all consolidated senior debt borrowings outstanding may not exceed the borrowing base. There is no borrowing base requirement if our leverage ratio, as of the last day of the most recent calendar quarter, is 55% or less.

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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of December 31, 2014.

We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At December 31, 2014 and 2013, there were $10.5 million and $14.9 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. As of December 31, 2014 we had $15.0 million in borrowings outstanding under the Revolving Credit Facility and no outstanding borrowings as of December 31, 2013. As of December 31, 2014, availability under the Revolving Credit Facility was approximately $524.5 million.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”) that will expire on September 18, 2015. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased on December 29, 2014 from $50 million to $80 million, expiring on January 28, 2015. The Mortgage Repurchase Facility also had a temporary increase in the maximum aggregate commitment from $50 million to $80 million from December 31, 2013 through January 30, 2014. At December 31, 2014 and December 31, 2013, we had $60.8 million and $63.1 million, respectively, of mortgage loans that we were obligated to repurchase under our Mortgage Repurchase Facility. Mortgage loans that we are obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is LIBOR-based. The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth Ratio, (iii) a minimum Adjusted Net Income requirement, and (iv) a minimum Liquidity requirement. The foregoing terms are defined in the Mortgage Repurchase Facility. We believe we were in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of December 31, 2014.

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

During the 2014 first quarter, we redeemed our 5⅜% Senior Notes due December 2014 and, in the 2014 fourth quarter, we redeemed our 5⅜% Senior Notes due July 2015. As a result of these transactions, we paid $517.7 million to extinguish $500 million in debt principal and recorded a total of $18.2 million in losses on early extinguishments of debt.

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

Our debt obligations at December 31, 2014 and December 31, 2013 were as follows:

	December 31,
	2014	2013
	(Dollars in thousands)
5⅜% Senior Notes due December 2014, net	$-	$249,814
5⅜% Senior Notes due July 2015, net	-	249,935
5⅝% Senior Notes due February 2020, net	246,450	245,871
5½% Senior Notes due January 2024	250,000	-
6% Senior Notes due January 2043	350,000	350,000
Total	$846,450	$1,095,620

17.          Commitments and Contingencies

Surety Bonds and Letter of Credit Facilities. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At December 31, 2014, we had issued and outstanding surety bonds and letters of credit totaling $145.2 million and $26.8 million, respectively, including $16.3 in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $56.1 million and $6.1 million, respectively. The letters of credit as of December 31, 2014, excluding those issued by HomeAmerican, were outstanding under our unsecured revolving credit facility (see Note 16 for further discussion of the revolving credit facility). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

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

The following table summarizes the mortgage loan loss reserve activity for the years ended December 31, 2014, 2013, and 2012.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Balance at beginning of year	$1,370	$976	$830
Expense provisions	298	1,172	437
Cash payments	-	(734)	(226)
Adjustments	(858)	(44)	(65)
Balance at end of year	$810	$1,370	$976

Legal Reserves. Because of the nature of the homebuilding business, we have been named as defendants in various claims, complaints and other legal actions arising in the ordinary course of business, including product liability claims and claims associated with the sale and financing of homes. In the opinion of management, the outcome of these ordinary course matters will not have a material adverse effect upon our financial condition, results of operations or cash flows. At December 31, 2014 and 2013, respectively, we had $3.1 million and $5.9 million of legal accruals.

For the year ended December 31, 2012, we had various significant legal recoveries totaling $9.8 million that were included in selling, general and administrative expenses in the homebuilding section of our consolidated statements of operations. These recoveries were realized primarily from prior claims we had made in connection with various construction defect cases. We did not have any material legal recoveries during the years ended December 31, 2014 or 2013.

Operating Leases.  We have non-cancelable operating leases primarily associated with our office facilities. Rent expense under cancelable and non-cancelable operating leases totaled $4.9 million, $5.2 million and $6.6 million in 2014, 2013 and 2012, respectively, and is included in either selling, general and administrative expenses in the homebuilding section or expenses in the financial services section of our consolidated statements of operations. The table below shows the future minimum payments under non-cancelable operating leases at December 31, 2014.

Year Ended
December 31,
(Dollars in
thousands)
2015	$4,922
2016	4,493
2017	5,067
2018	4,617
2019	4,246
Thereafter	29,677
Total	$53,022

18. Concentration of Third-Party Mortgage Purchasers

The following table sets forth the percent of mortgage loans sold by HomeAmerican to its primary third party purchasers during 2014, 2013 and 2012. No other third parties purchased greater than 10 percent of our mortgage loans during 2014, 2013 or 2012.

	Year Ended December 31,
	2014	2013	2012
Wells Fargo Funding, Inc.	37%	40%	58%
PennyMac Loan Services, LLC	23%	7%	0%
JP Morgan Chase Bank, N.A.	20%	46%	36%
Fannie Mae	10%	4%	4%

19. Stockholders' Equity

Common Stock Repurchase Program. At December 31, 2014, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the years ended December 31, 2014, 2013 or 2012. We did not hold any treasury stock at December 31, 2014.

20.      Equity Incentive and Employee Benefit Plans

A summary of our equity incentive plans follows.

Employee Equity Incentive Plans. Effective March 2001, we adopted the M.D.C. Holdings, Inc. 2001 Equity Incentive Plan (the “2001 Equity Incentive Plan”). Non-qualified option awards previously granted generally vested over periods of up to seven years and expire ten years after the date of grant. Restricted stock awards generally were granted with vesting terms of up to five years. On March 26, 2011, the 2001 Equity Incentive Plan terminated and all stock option grants and restricted stock awards outstanding at the time of the plan termination may continue to be exercised, or become free of restrictions, in accordance with their terms. A total of 2.5 million shares of MDC common stock were reserved for issuance under the 2001 Equity Incentive Plan as of December 31, 2014.

On April 27, 2011, our shareholders approved the M.D.C Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Equity Incentive Plan”), which provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards to employees of the Company. Stock options granted under the 2011 Equity Incentive Plan have an exercise price that is at least equal to the fair market value of our common stock on the date the stock option is granted, generally vest in periods up to five years and expire ten years after the date of grant. At December 31, 2014, a total of 2.5 million shares of MDC common stock were reserved for issuance under the 2011 Equity Incentive Plan, of which 1.1 million shares remained available for grant under this plan as of December 31, 2014.

Director Equity Incentive Plans. Effective March 2001, we adopted the M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors (the “2001 Director Stock Option Plan”). Each option granted under the Director Stock Option Plan vested immediately and expires ten years from the date of grant. The 2001 Director Stock Option Plan terminated on May 21, 2012 and stock options outstanding at the time of plan termination may continue to be exercised in accordance with their terms. A total of 0.7 million shares of MDC common stock were reserved for issuance under the 2001 Director Stock Option Plan as of December 31, 2014.

Effective April 27, 2011, our shareholders approved the M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors (the “2011 Director Stock Option Plan”). Under the 2011 Director Stock Option Plan, non-employee directors of the Company are granted non-qualified stock options. Pursuant to the 2011 Director Stock Option Plan, on August 1 of each year, each non-employee director is granted options to purchase 25,000 shares of MDC common stock. Each option granted under the 2011 Director Stock Option Plan vests immediately, becomes exercisable six months after grant, and expires ten years from the date of grant. The option exercise price must be equal to the fair market value (as defined in the plan) of our common stock on the date of grant of the option. At December 31, 2014, a total of 0.8 million shares of MDC common stock were reserved for issuance under the 2011 Director Stock Option Plan and 0.4 million shares remained available for grant under this plan as of December 31, 2014.

Employee Benefit Plan. We have a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code where each employee may elect to make before-tax contributions up to the current tax limits. We match employee contributions on a discretionary basis and, as of December 31, 2014 we had accrued $0.9 million related to the match that is expected to be contributed in the first quarter of 2015 for 2014 activity. For the years ended December 31, 2013 and 2012 we contributed $0.9 million and $0.2 million, respectively.

21.      Stock Based Compensation

Determining Fair Value of Share-Based Payment Awards. We examine our historical pattern of option exercises in an effort to determine if there are any discernable activity patterns based on certain employee and non-employee populations. Based upon this evaluation, we have identified three distinct populations: (1) executives currently consisting of our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and General Counsel (collectively, the “Executives”); (2) Non-Executive employees (“Non-Executives”); and (3) non-employee members of our board of directors (“Directors”). Accordingly, during 2014, 2013 and 2012 the Company used separate Black-Scholes option pricing model assumptions for each of the aforementioned employee and non-employee populations. The fair values for stock options granted for the years ended December 31, 2014, 2013 and 2012 were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions.

	Year Ended December 31,
	2014	2013	2012
Expected lives of options (in years)	4.0	4.0	7.8
Expected volatility	43.2%	45.3%	44.6%
Risk free interest rate	1.3%	0.8%	1.7%
Dividend yield rate	3.5%	3.0%	4.0%

Based on calculations using the Black-Scholes option pricing model, the weighted-average grant date fair values of stock options granted during 2014, 2013 and 2012 were $7.48, $9.75 and $7.54, respectively. No stock options were granted to our CEO and COO during the years ended December 31, 2014 and 2013. As a result, the weighted average expected life of our options are higher in 2012 when compared to 2014 and 2013 as options were granted to our CEO and COO in 2012.

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

An annual forfeiture rate is estimated at the time of grant for all share-based payment awards with service conditions only. That rate is revised, if necessary, in subsequent periods if the actual forfeiture rate differs from our estimate. For grants made in the year ended December 31, 2014, we estimated a forfeiture rate between 30% and 45% for those share-based payment awards granted to Non-Executives. We estimate the annual forfeiture rate to be 0% for share-based payment awards with service conditions only granted to our Executives. Additionally, we estimate the annual forfeiture rate to be 0% for share-based payment awards granted to our Directors as those grants vest immediately upon grant.

Stock Option Award Activity.  Stock option activity under our option plans for the years ended December 31, 2014, 2013 and 2012 were as follows.

	Year Ended December 31,
	2014		2013		2012
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding Stock Option Activity
Outstanding, beginning of year	5,282,366	$40.83	5,879,573	$41.29	5,306,506	$42.69
Granted (1)	257,500	28.18	237,500	33.82	1,382,500	25.33
Exercised	(18,000)	20.82	(153,665)	32.94	(704,242)	23.69
Forfeited	(23,750)	25.16	(10,000)	37.25	(55,710)	27.46
Cancelled	(642,200)	62.43	(671,042)	44.25	(49,481)	44.75
Outstanding, end of year	4,855,916	$37.45	5,282,366	$40.83	5,879,573	$41.29

	Year Ended December 31,
	2014		2013		2012
		Weighted-		Weighted-		Weighted-
	Number of	Average	Number of	Average	Number of	Average
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested Stock Option Activity
Outstanding, beginning of year	838,541	$9.50	2,045,000	$8.63	1,251,328	$10.74
Granted (1)	257,500	7.48	237,500	9.75	1,382,500	7.54
Vested	(604,583)	7.77	(1,433,959)	8.28	(533,118)	8.61
Forfeited	(23,750)	7.60	(10,000)	12.72	(55,710)	8.45
Unvested, end of year	467,708	$9.51	838,541	$9.50	2,045,000	$8.63
___________________________

(1)

Total shares granted in 2012 include 1,000,000 performance based options granted to our CEO and COO. See further discussion regarding these grants in the “Performance Based Stock Award Activity” section below.

The total intrinsic value of options (difference between price per share as of the exercise date and the strike price, times the number of options outstanding) exercised during the years ended December 31, 2014, 2013 and 2012 was $0.1 million, $1.1 million and $7.0 million, respectively.

The following table provides data for our stock options that are vested or expected to vest as of December 31, 2014.

Exercisable or expected to vest
Number outstanding	4,810,204
Weighted-average exercise price	$37.51
Aggregate intrinsic value (in thousands)	$2,780
Weighted-average remaining contractual term (years)	4.49

Exercisable
Number outstanding	4,129,875
Weighted-average exercise price	$38.74
Aggregate intrinsic value (in thousands)	$2,173
Weighted-average remaining contractual term (years)	4.59

The aggregate intrinsic values in the tables above represent the total pretax intrinsic values (the difference between the closing price of MDC’s common stock on the last trading day of fiscal 2014 and the exercise price, multiplied by the number of in-the-money stock option shares) that would have been received by the option holders had all in-the-money outstanding stock options been exercised on December 31, 2014.

The following table summarizes information associated with outstanding and exercisable stock options at December 31, 2014.

	Options Outstanding			Options Exercisable
		Weighted-			Weighted-
		Average			Average
		Remaining	Weighted-		Remaining	Weighted-
		Contractual	Average		Contractual	Average
Range of	Number	Life (in	Exercise	Number	Life (in	Exercise
Exercise Price	Outstanding	years)	Price	Outstanding	years)	Price
$15.84 - $ 23.77	142,500	7.00	$20.94	42,500	6.79	$21.83
$23.78 - $ 39.61	3,230,416	6.14	29.61	2,912,708	6.01	29.51
$39.62 - $ 47.53	578,000	2.88	42.88	528,000	2.39	43.17
$55.45 - $ 63.38	600,000	1.65	60.49	600,000	1.65	60.49
$63.39 - $ 71.30	180,000	1.00	68.18	180,000	1.00	68.18
$71.31 - $ 100	125,000	0.75	78.89	125,000	0.75	78.89
Total	4,855,916	4.89	$37.45	4,388,208	4.63	$38.31

Total compensation expense relating to stock options was $3.3 million, $5.6 million and $10.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Our recognized tax benefit from this expense for the years ended December 31, 2014 and 2013 was $1.3 million and $2.2 million, respectively. We did not have any recognized tax benefits from compensation expense for stock options for the year ended December 31, 2012 as we were in a full valuation allowance position.

As of December 31, 2014, $2.7 million of total unrecognized compensation cost related to stock options was expected to be recognized as an expense by the Company in the future over a weighted-average period of approximately 2.1 years.

Our realized tax benefit from stock options exercised for the years ended December 31, 2014, 2013 and 2012 was $0, $0.4 million and $1.7 million, respectively.

Performance Based Stock Award Activity. On March 8, 2012, we granted a long term performance-based non-qualified stock option to each of our Chief Executive Officer and our Chief Operating Officer for 500,000 shares of common stock under our 2011 Equity Incentive Plan. In accordance with ASC 718, the performance-based awards were assigned a fair value of $7.42 per share on the date of grant and, as of December 31, 2012, all performance targets had been achieved. Therefore, $6.2 million of compensation expense was recognized related to the grant of these awards during the year ended December 31, 2012 with the remaining balance of the unamortized stock-based compensation expense being amortized during the first two months of 2013, based on a vesting date of March 1, 2013.

Restricted and Unrestricted Stock Award Activity. Non-vested restricted stock awards at December 31, 2014, 2013 and 2012 and changes during those years were as follows:

	Year Ended December 31,
	2014		2013		2012
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of year	298,991	$32.87	507,367	$31.69	667,849	$33.19
Granted	39,021	$30.85	25,072	37.52	48,613	27.85
Vested	(141,454)	$33.08	(144,841)	31.88	(197,801)	35.88
Forfeited	(12,717)	$33.05	(88,607)	29.02	(11,294)	30.62
Unvested, end of year	183,841	$32.27	298,991	$32.87	507,367	$31.69

Total compensation expense relating to restricted stock awards was $2.7 million, $4.0 million and $5.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Our recognized tax benefit from this expense for the years ended December 31, 2014 and 2013 was $1.0 million $1.6 million, respectively. We did not have any recognized tax benefits from compensation expense for restricted stock awards for the year ended December 31, 2012 as we were in a full valuation allowance position.

At December 31, 2014, there was $3.4 million of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized as an expense by us in the future over a weighted-average period of approximately 1.1 years. The total intrinsic value of unvested restricted stock awards (the closing price of MDC’s common stock on the last trading day of fiscal 2014 multiplied by the number of unvested awards) at December 31, 2014 was $4.7 million. The total intrinsic value of restricted stock which vested during each of the years ended December 31, 2014, 2013 and 2012 was $4.2 million, $5.5 million and $5.9 million, respectively.

22.      Results of Quarterly Operations (Unaudited)

	Quarter
	First	Second	Third	Fourth
	(Dollars in thousands, except per share amounts)
2014
Total revenue	$327,757	$442,752	$418,403	$505,672
Home sales revenue	$318,534	$430,743	$405,051	$493,070
Asset impairments	$-	$(850)	$-	$(910)
Gross margin from home sales (including impairments)	18.5%	17.1%	16.5%	16.3%
Homebuilding selling, general and administrative expenses	$48,341	$49,798	$50,512	$54,602
Income before income taxes	$18,640	$34,026	$23,924	$23,885
Net income	$11,504	$21,542	$15,458	$14,639
Earnings per share:
Basic	$0.24	$0.44	$0.32	$0.30
Diluted	$0.23	$0.44	$0.32	$0.30

2013
Total revenue	$344,254	$416,018	$448,000	$472,162
Home sales revenue	$331,748	$400,327	$433,693	$460,939
Asset impairments	$-	$-	$(350)	$(569)
Gross margin from home sales (including impairments)	17.4%	18.1%	18.1%	17.4%
Homebuilding selling, general and administrative expenses	$48,201	$51,908	$57,753	$55,421
Income before income taxes	$22,586	$38,012	$34,909	$34,318
Net income	$22,516	$224,909	$36,251	$30,709
Earnings per share:
Basic	$0.46	$4.60	$0.73	$0.62
Diluted	$0.45	$4.56	$0.73	$0.62

23.           Supplemental Guarantor Information

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

We have determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and, accordingly, supplemental financial information for the Guarantor and Non-Guarantor Subsidiaries is presented below. As a result of our Richmond American Homes of Washington, Inc. subsidiary becoming a guarantor subsidiary in 2013, we have revised the 2012 Supplemental Condensed Combining Statements of Operations and Cash Flows to reflect this subsidiary’s results in the guarantor column.

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Balance Sheet

	December 31, 2014
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	Dollars in thousands
ASSETS
Homebuilding:
Cash and cash equivalents	$119,951	$2,691	$-	$-	$122,642
Marketable securities	140,878	-	-	-	140,878
Restricted cash	-	2,816	-	-	2,816
Trade and other receivables	6,573	24,449	-	(2,467)	28,555
Inventories:
Housing completed or under construction	-	732,692	-	-	732,692
Land and land under development	-	935,268	-	-	935,268
Total inventories	-	1,667,960	-	-	1,667,960

Intercompany receivables	1,418,705	2,854	5,295	(1,426,854)	-
Investment in subsidiaries	260,874	-	-	(260,874)	-
Deferred tax asset, net	137,529	-	-	2,957	140,486
Metropolitan district bond securities (related party)	18,203	-	-	-	18,203
Other assets	41,743	56,744	-	-	98,487
Total Homebuilding Assets	2,144,456	$1,757,514	5,295	(1,687,238)	2,220,027

Financial Services:
Cash and cash equivalents	-	-	31,183	-	31,183
Marketable securities	-	-	15,262	-	15,262
Intercompany receivables	-	-	39,513	(39,513)	-
Mortgage loans held-for-sale, net	-	-	88,392	-	88,392
Other assets	-	-	6,531	(2,957)	3,574
Total Financial Services Assets	-	-	180,881	(42,470)	138,411
Total Assets	$2,144,456	$1,757,514	$186,176	$(1,729,708)	$2,358,438

LIABILITIES AND EQUITY

Homebuilding:
Accounts payable	$-	$35,445	$-	$-	$35,445
Accrued liabilities	7,007	105,529	67	2,514	115,117
Advances and notes payable to parent and subsidiaries	47,663	1,392,111	23,809	(1,463,583)	-
Revolving credit facility	15,000	-	-	-	15,000
Senior notes, net	846,450	-	-	-	846,450
Total Homebuilding Liabilities	916,120	1,533,085	23,876	(1,461,069)	1,012,012

Financial Services:
Accounts payable and accrued liabilities	-	-	62,249	(4,981)	57,268
Advances and notes payable to parent and subsidiaries	-	-	2,784	(2,784)	-
Mortgage repurchase facility	-	-	60,822	-	60,822
Total Financial Services Liabilities	-	-	125,855	(7,765)	118,090
Total Liabilities	916,120	1,533,085	149,731	(1,468,834)	1,130,102

Equity:
Total Stockholders' Equity	1,228,336	224,429	36,445	(260,874)	1,228,336
Total Liabilities and Stockholders' Equity	$2,144,456	$1,757,514	$186,176	$(1,729,708)	$2,358,438

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Balance Sheet

	December 31, 2013
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and cash equivalents	$145,180	$3,454	$-	$-	$148,634
Marketable securities	569,021	-	-	-	569,021
Restricted cash	-	2,195	-	-	2,195
Trade and other receivables	915	27,951	-	(5,459)	23,407
Inventories:
Housing completed or under construction	-	636,700	-	-	636,700
Land and land under development	-	774,961	-	-	774,961
Total inventories	-	1,411,661	-	-	1,411,661

Intercompany receivables	1,144,292	2,576	1,899	(1,148,767)	-
Investment in subsidiaries	335,870	-	-	(335,870)	-
Deferred tax asset, net	172,975	-	-	3,287	176,262
Metropolitan district bond securities (related party)	12,729	-	-	-	12,729
Other assets, net	41,204	43,569	-	-	84,773
Total Homebuilding Assets	2,422,186	1,491,406	1,899	(1,486,809)	2,428,682

Financial Services:
Cash and cash equivalents	-	-	50,704	-	50,704
Marketable securities	-	-	19,046	-	19,046
Intercompany receivables	-	-	11,216	(11,216)	-
Mortgage loans held-for-sale, net	-	-	92,578	-	92,578
Other assets, net	-	-	7,726	(3,287)	4,439
Total Financial Services Assets	-	-	181,270	(14,503)	166,767
Total Assets	$2,422,186	$1,491,406	$183,169	$(1,501,312)	$2,595,449

LIABILITIES AND EQUITY

Homebuilding:
Accounts payable	$13	$15,033	$-	$-	$15,046
Accrued liabilities	97,612	56,334	82	(1,207)	152,821
Advances and notes payable to parent and subsidiaries	15,692	1,121,581	19,668	(1,156,941)	-
Senior notes, net	1,095,620	-	-	-	1,095,620
Total Homebuilding Liabilities	1,208,937	1,192,948	19,750	(1,158,148)	1,263,487

Financial Services:
Accounts payable and accrued liabilities	-	-	59,891	(4,252)	55,639
Advances and notes payable to parent and subsidiaries	-	-	3,042	(3,042)	-
Mortgage repurchase facility	-	-	63,074	-	63,074
Total Financial Services Liabilities	-	-	126,007	(7,294)	118,713
Total Liabilities	1,208,937	1,192,948	145,757	(1,165,442)	1,382,200

Equity:
Total Stockholders' Equity	1,213,249	298,458	37,412	(335,870)	1,213,249
Total Liabilities and Stockholders' Equity	$2,422,186	$1,491,406	$183,169	$(1,501,312)	$2,595,449

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Statement of Comprehensive Income

	Year Ended December 31, 2014
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$1,650,631	$-	$-	$1,650,631
Cost of Sales	-	(1,368,140)	(40)	-	(1,368,180)
Inventory impairments	-	(1,760)	-	-	(1,760)
Gross margin	-	280,731	(40)	-	280,691
Selling, general, and administrative expenses	(38,290)	(164,287)	-	(676)	(203,253)
Equity income of subsidiaries	86,223	-	-	(86,223)	-
Interest and other income	24,824	1,517	15	(46)	26,310
Interest expense	(685)	-	-	-	(685)
Other expense	(8)	(4,805)	-	-	(4,813)
Losses from early extinguishments of debt	(18,153)	-	-	-	(18,153)
Other-than-temporary impairment of marketable securities	(4,293)	-	-	-	(4,293)
Homebuilding pretax income (loss)	49,618	113,156	(25)	(86,945)	75,804
Financial Services:
Financial services pretax income	-	-	23,949	722	24,671
Income before income taxes	49,618	113,156	23,924	(86,223)	100,475
Benefit from (provision for) income taxes	13,525	(42,044)	(8,813)	-	(37,332)
Net income	$63,143	$71,112	$15,111	$(86,223)	$63,143
Other comprehensive income related to available-for-sale securities, net of tax	(1,120)	-	(22)	22	(1,120)
Comprehensive income	$62,023	$71,112	$15,089	$(86,201)	$62,023

	Year Ended December 31, 2013
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$1,630,423	$-	$(1,248)	$1,629,175
Cost of Sales	-	(1,340,187)	-	1,248	(1,338,939)
Inventory impairments	-	(919)	-	-	(919)
Gross margin	-	289,317	-	-	289,317
Selling, general, and administrative expenses	(63,506)	(149,424)	-	(353)	(213,283)
Equity income of subsidiaries	163,157	-	-	(163,157)	-
Interest and other income	28,329	1,503	14	(48)	29,798
Interest expense	(1,726)	-	-	-	(1,726)
Other expense	(14)	(3,769)	-	-	(3,783)
Homebuilding pretax income (loss)	126,240	137,627	14	(163,558)	100,323
Financial Services:
Financial services pretax income	-	-	29,101	401	29,502
Income before income taxes	126,240	137,627	29,115	(163,157)	129,825
Benefit from (provision for) income taxes	188,145	7,507	(11,092)	-	184,560
Net income	$314,385	$145,134	$18,023	$(163,157)	$314,385
Other comprehensive income related to available-for-sale securities, net of tax	6,737	-	(119)	119	6,737
Comprehensive income	$321,122	$145,134	$17,904	$(163,038)	$321,122

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Statement of Comprehensive Income

	Year Ended December 31, 2012
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$1,162,676	$-	$(6,534)	$1,156,142
Cost of Sales	-	(984,477)	-	6,534	(977,943)
Inventory impairments	-	(1,105)	-	-	(1,105)
Gross margin	-	177,094	-	-	177,094
Selling, general, and administrative expenses	(52,880)	(119,135)	4,720	-	(167,295)
Equity income of subsidiaries	81,836	-	-	(81,836)	-
Interest and other income	24,035	949	14	-	24,998
Interest expense	(778)	(30)	-	-	(808)
Other expense	(126)	(1,239)	(7)	-	(1,372)
Homebuilding pretax income (loss)	52,087	57,639	4,727	(81,836)	32,617
Financial Services:
Financial services pretax income	-	-	28,498	-	28,498
Income before income taxes	52,087	57,639	33,225	(81,836)	61,115
Benefit from (provision for) income taxes	10,612	1,435	(10,463)	-	1,584
Net income	$62,699	$59,074	$22,762	$(81,836)	$62,699
Other comprehensive income related to available-for-sale securities, net of tax	12,078	-	100	(100)	12,078
Comprehensive income	$74,777	$59,074	$22,862	$(81,936)	$74,777

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Statement of Cash Flows

	Year Ended December 31, 2014
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(62,289)	(124,317)	22,959	-	$(163,647)
Net cash provided by (used in) investing activities	339,754	(1,093)	3,692	80,727	423,080
Financing activities:
Payments from (advances to) subsidiaries	-	124,647	(43,920)	(80,727)	-
Advances on mortgage repurchase facility, net	-	-	(2,252)	-	(2,252)
Proceeds from issuance of senior notes	248,375	-	-	-	248,375
Repayment of senior notes	(517,650)	-	-	-	(517,650)
Advances on revolving credit facility, net	15,000	-	-	-	15,000
Dividend payments	(48,820)	-	-	-	(48,820)
Excess tax benefits from stock-based compensation	26	-	-	-	26
Proceeds from exercise of stock options	375	-	-	-	375
Net cash provided by (used in) financing activities	(302,694)	124,647	(46,172)	(80,727)	(304,946)

Net increase (decrease) in cash and cash equivalents	(25,229)	(763)	(19,521)	-	(45,513)
Cash and cash equivalents:
Beginning of period	145,180	3,454	50,704	-	199,338
End of period	$119,951	$2,691	$31,183	$-	$153,825

	Year Ended December 31, 2013
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$11,994	$(324,812)	$43,269	$-	$(269,549)
Net cash provided by (used in) investing activities	(345,165)	(1,260)	13,151	302,872	(30,402)
Financing activities:
Payments from (advances to) subsidiaries	-	325,895	(23,023)	(302,872)	-
Advances on mortgage repurchase facility, net	-	-	(13,253)	-	(13,253)
Excess tax benefit from share-based awards	391	-	-	-	391
Proceeds from the issuance of senior notes	346,938	-	-	-	346,938
Proceeds from the exercise of stock options	5,118	-	-	-	5,118
Net cash provided by (used in) financing activities	352,447	325,895	(36,276)	(302,872)	339,194

Net increase (decrease) in cash and cash equivalents	19,276	(177)	20,144	-	39,243
Cash and cash equivalents:
Beginning of period	125,904	3,631	30,560	-	160,095
End of period	$145,180	$3,454	$50,704	$-	$199,338

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Statement of Cash Flows

	Year Ended December 31, 2012
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$1,961	$(96,947)	$(13,833)	$-	$(108,819)
Net cash provided by (used in) investing activities	(109,332)	(841)	2,059	86,333	(21,781)
Financing activities:
Payments from (advances to) subsidiaries	-	98,567	(12,234)	(86,333)	-
Advances on mortgage repurchase facility, net	-	-	27,625	-	27,625
Dividend Payments	(96,915)	-	-	-	(96,915)
Proceeds from the exercise of stock options	16,624	-	-	-	16,624
Net cash provided by (used in) financing activities	(80,291)	98,567	15,391	(86,333)	(52,666)

Net increase (decrease) in cash and cash equivalents	(187,662)	779	3,617	-	(183,266)
Cash and cash equivalents:
Beginning of period	313,566	2,852	26,943	-	343,361
End of period	$125,904	$3,631	$30,560	$-	$160,095

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

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, management concluded that our internal control over financial reporting was effective at December 31, 2014.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

M.D.C. Holdings, Inc.

We have audited M.D.C. Holdings, Inc.’s (the “Company”) internal control over financial reporting as of December  31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, M.D.C. Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of M.D.C. Holdings, Inc. as of December  31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated January 28, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California

January 28, 2015

Item 9B. Other Information.

None

PART III

Item 10. Directors. Executive Officers and Corporate Governance.

Information not disclosed below that is required with respect to directors, executive officers, filings under Section 16(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and corporate governance is incorporated herein by reference, when filed, from our proxy statement (the “Proxy Statement”) for the Annual Meeting of Shareholders to be held on or about March 23, 2015, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

We will provide to any shareholders or other person without charge, upon request, a copy of our Corporate Code of Conduct, Corporate Governance Guidelines, code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (collectively “senior financial officers”) and the charters for our Audit Committee, Compensation Committee and Corporate Governance/Nominating Committee. You may obtain these documents on our website at http://www.richmondamerican.com, under our Investor Relations section or by contacting our Investor Relations department at 1-866-424-3395. Our intention is to post on our website any amendments to or waivers from our code of ethics applicable to our senior financial officers if such disclosure is required.

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

4.11	Supplemental Indenture (5.500% Senior Notes due 2024), dated as of January 15, 2014, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed January 15, 2014). *

10.1	Credit Agreement by and among M.D.C. Holding, Inc., U.S. Bank National Association, as designated agent and co-administrative agent, Citibank, N.A., as co-administrative agent, and the other Lenders identified therein, dated as of December 13, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed December 16, 2013). *

10.2	First Amendment to Credit Agreement and Increasing Lenders Supplement among M.D.C. Holding, Inc., U.S. Bank National Association, as designated agent, and the other Lenders identified therein, dated as of December 17, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed December 17, 2014). *

10.3	Master Repurchase Agreement among HomeAmerican Mortgage Corporation, U.S. Bank National Association as Agent, and the other Buyers party thereto, dated as of November 12, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed November 17, 2008). *

10.4	First Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of October 29, 2009 (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q dated September 30, 2009). *

10.5	Second Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of October 21, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 25, 2010). *

10.6	Third Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 14, 2011 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated September 30, 2011). *

10.7

Fourth Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 29, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 30, 2011).*

10.8

Fifth Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of January 31, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated September 30, 2012). *

10.9

Sixth Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 21, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed September 24, 2012).*

10.10

Seventh Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of December 21, 2012 (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K dated December 31, 2012). *

10.11

Eight Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 20, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 20, 2013). *

10.12

Ninth Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of December 31, 2013 (incorporated by reference to Exhibit 10.11of the Company's Annual Report on Form 10-K dated December 31, 2013). *

10.13

Tenth Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 19, 2014 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed September 22, 2014). *

10.14	Eleventh Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of December 19, 2014.

10.15

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

10.18	Second Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 29, 2008 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed May 1, 2008). *

10.19	Third Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 29, 2008 (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed May 1, 2008). *

10.20

Fourth Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K dated December 31, 2008). *

10.21	Form of Non-Qualified Stock Option Certificate (2001 Equity Incentive Plan) (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K dated December 31, 2004). *

10.22	Form of Restricted Stock Agreement (2001 Equity Incentive Plan) (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K dated December 31, 2004). *

10.23

M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors Effective March 26, 2001 (incorporated by reference to Exhibit C of the Company's Proxy Statement dated March 31, 2001 relating to the 2001 Annual Meeting of Stockholders). *

10.24

First Amendment to M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors, October 20, 2003 (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K dated December 31, 2004). *

10.25

Second Amendment to M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors, dated December 16, 2008 (incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K dated December 31, 2008). *

10.26

Form of Non-Qualified Stock Option Agreement (Stock Option Plan for Non-Employee Directors) (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K dated December 31, 2004). *

10.27	M.D.C. Holdings, Inc. 2011 Equity Incentive Plan, effective April 27, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 29, 2011). *

10.28	First Amendment to the M.D.C. Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 19, 2013).*

10.29	Form of 2011 Stock Option Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q dated June 30, 2011). *

10.30	Form of 2011 Restricted Stock Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q dated June 30, 2011). *

10.31	Form of Executive Officer Stock Option Agreement under the 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed March 9, 2012).*

10.32	M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors effective April 27, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 29, 2011). *

10.33

Form of 2011 Stock Option Agreement (2011 Stock Option Plan for Non-Employee Directors) (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated June 30, 2011). *

10.34

Form of Indemnification Agreement entered into between the Company and members of its Board of Directors (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed October 26, 2006).*

10.35

Form of Indemnification Agreement entered into between the Company and certain of its officers (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed October 26, 2006).*

10.36

M.D.C. Holdings, Inc. 2013 Executive Officer Performance-Based Compensation Plan, approved March 18, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 19, 2013). *

10.37	Employment Agreement, Larry A. Mizel, amended and restated as of August 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 26, 2008). *

10.38	Amendment to Employment Agreement of Larry A. Mizel, dated March 8, 2012 (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed March 9, 2012).*

10.39	Second Amendment to Employment Agreement of Larry A. Mizel, dated October 18, 2013 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed October 18, 2013).*

10.40	Employment Agreement, David D. Mandarich, amended and restated as of August 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 26, 2008). *

10.41	Amendment to Employment Agreement of David D. Mandarich, dated March 8, 2012 (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed March 9, 2012).*

10.42	Second Amendment to Employment Agreement of David D. Mandarich, dated October 18, 2013 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed October 18, 2013).*

10.43	Employment offer letter by the Company to John M. Stephens, dated January 27, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed January 30, 2012). *

10.44

Lease Agreement among MDC, Richmond American Homes of Colorado, Inc. and Larry A. Mizel, August 2, 2007 (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q dated June 30, 2007). *

10.45

Lease Agreement among MDC, Richmond American Homes of Colorado, Inc. and David D. Mandarich, August 2, 2007 (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q dated June 30, 2007). *

10.46

Change in Control and Separation Agreement between the Company and John M. Stephens, dated as of February 1, 2012 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed January 30, 2012).*

10.47

Change in Control and Separation Agreement between the Company and Michael Touff, dated as of July 30, 2008 (incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q filed July 31, 2008). *

10.48

Form of Change in Control Agreement between the Company and certain employees of M.D.C. Holdings, Inc. (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed March 27, 1998). *

10.49

Independent Contractor Agreement between Mizel Design and Decorating Company and the Company effective as of January 1, 2005 (incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K dated December 31, 2004). *

10.50	Sub-Sublease agreement between MDC and CVentures, Inc., executed July 25, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed July 27, 2005). *

10.51

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

101

The following financial statements filed on January 28, 2015, formatted in XBRL(Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2014, (iii) Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2014, (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2014; and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.

*Incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M.D.C. HOLDINGS, INC.
(Registrant)

Date: January 28, 2015	By:	/s/ John M. Stephens
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

Signature	Title	Date

/s/ Larry A. Mizel	Chairman of the Board of Directors and Chief Executive Officer	January 28, 2015
Larry A. Mizel	(principal executive officer)

/s/ David D. Mandarich	Director, President and Chief Operating Officer	January 28, 2015
David D. Mandarich

/s/ John M. Stephens	Senior Vice President, Chief Financial Officer & Principal Accounting Officer	January 28, 2015
John M. Stephens	(principal financial officer and principal accounting officer)

/s/ Raymond T. Baker	Director	January 28, 2015
Raymond T. Baker

/s/ Michael A. Berman	Director	January 28, 2015
Michael A. Berman

/s/ David E. Blackford	Director	January 28, 2015
David E. Blackford

/s/ Herbert T. Buchwald	Director	January 28, 2015
Herbert T. Buchwald

/s/ Paris G. Reece III	Director	January 28, 2015
Paris G. Reece III

/s/ David Siegel	Director	January 28, 2015
David Siegel

INDEX TO EXHIBITS

Exhibit
Number	Description

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

4.2

Supplemental Indenture, dated as of October 6, 2004, by and among MDC, the Guarantors party thereto and U.S. Bank National Association, as Trustee, with respect to MDC's Medium-Term Senior Notes (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed October 7, 2004). *

4.3

Pricing Supplement No. 1, dated December 6, 2004, with respect to MDC's 5.375% Medium-Term Senior Notes due 2014 (incorporated by reference to the Company's Rule 424(b)(2) filing on December 8, 2004). *

4.4

Pricing Supplement No. 2, dated June 28, 2005, with respect to MDC's 5.375% Medium-Term Senior Notes due July 1, 2015 (incorporated by reference to the Company's Rule 424(b)(2) filing on June 29, 2005). *

4.5

Amendment No. 1 dated as of July 20, 2005 to Supplemental Indenture dated as of October 6, 2004, with respect to MDC's Medium-Term Senior Notes (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed July 20, 2005). *

4.6

Amendment No. 2 dated as of January 9, 2006 to Supplemental Indenture dated as of October 6, 2004, with respect to MDC's Medium-Term Senior Notes (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed January 9, 2006). *

4.7

Second Supplemental Indenture (5.375% Senior Notes due 2014 and 2015), dated as of January 3, 2013, by and among the Company, U.S. Bank National Association, as Trustee, and Richmond American Homes of Washington, Inc., a wholly owned subsidiary of the Company, as Additional Guarantor, including the form of Guaranty signed by the Additional Guarantor (incorporated by reference to Exhibit 4.7 of the Company's Annual Report on Form 10-K dated December 31, 2012). *

4.8

Supplemental Indenture (5.625% Senior Notes due 2020), dated as of January 15, 2010, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed January 15, 2010). *

4.9

Second Supplemental Indenture (5.625% Senior Notes due 2020), dated as of January 3, 2013, by and among the Company, U.S. Bank National Association, as Trustee, and Richmond American Homes of Washington, Inc., a wholly owned subsidiary of the Company, as Additional Guarantor, including the form of Guaranty signed by the Additional Guarantor (incorporated by reference to Exhibit 4.9 of the Company's Annual Report on Form 10-K dated December 31, 2012). *

4.10

Supplemental Indenture (6.000% Senior Notes due 2043), dated as of January 10, 2013, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed January 10, 2013). *

4.11

Supplemental Indenture (5.500% Senior Notes due 2024), dated as of January 15, 2014, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed January 15, 2014). *

10.1

Credit Agreement by and among M.D.C. Holding, Inc., U.S. Bank National Association, as designated agent and co-administrative agent, Citibank, N.A., as co-administrative agent, and the other Lenders identified therein, dated as of December 13, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed December 16, 2013). *

10.2

First Amendment to Credit Agreement and Increasing Lenders Supplement among M.D.C. Holding, Inc., U.S. Bank National Association, as designated agent, and the other Lenders identified therein, dated as of December 17, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed December 17, 2014). *

10.3

Master Repurchase Agreement among HomeAmerican Mortgage Corporation, U.S. Bank National Association as Agent, and the other Buyers party thereto, dated as of November 12, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed November 17, 2008). *

10.4

First Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of October 29, 2009 (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q dated September 30, 2009). *

10.5

Second Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of October 21, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 25, 2010). *

10.6

Third Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 14, 2011 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated September 30, 2011). *

10.7

Fourth Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 29, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 30, 2011).*

10.8

Fifth Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of January 31, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated September 30, 2012). *

10.9

Sixth Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 21, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed September 24, 2012).*

10.10

Seventh Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of December 21, 2012 (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K dated December 31, 2012). *

10.11

Eight Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 20, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 20, 2013). *

10.12

Ninth Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of December 31, 2013 (incorporated by reference to Exhibit 10.11of the Company's Annual Report on Form 10-K dated December 31, 2013). *

10.13

Tenth Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 19, 2014 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed September 22, 2014). *

10.14	Eleventh Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of December 19, 2014.

10.15

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

10.18	Second Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 29, 2008 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed May 1, 2008). *

10.19	Third Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 29, 2008 (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed May 1, 2008). *

10.20

Fourth Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K dated December 31, 2008). *

10.21	Form of Non-Qualified Stock Option Certificate (2001 Equity Incentive Plan) (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K dated December 31, 2004). *

10.22	Form of Restricted Stock Agreement (2001 Equity Incentive Plan) (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K dated December 31, 2004). *

10.23

M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors Effective March 26, 2001 (incorporated by reference to Exhibit C of the Company's Proxy Statement dated March 31, 2001 relating to the 2001 Annual Meeting of Stockholders). *

10.24

First Amendment to M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors, October 20, 2003 (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K dated December 31, 2004). *

10.25

Second Amendment to M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors, dated December 16, 2008 (incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K dated December 31, 2008). *

10.26

Form of Non-Qualified Stock Option Agreement (Stock Option Plan for Non-Employee Directors) (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K dated December 31, 2004). *

10.27	M.D.C. Holdings, Inc. 2011 Equity Incentive Plan, effective April 27, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 29, 2011). *

10.28	First Amendment to the M.D.C. Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 19, 2013).*

10.29	Form of 2011 Stock Option Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q dated June 30, 2011). *

10.30	Form of 2011 Restricted Stock Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q dated June 30, 2011). *

10.31	Form of Executive Officer Stock Option Agreement under the 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed March 9, 2012).*

10.32	M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors effective April 27, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 29, 2011). *

10.33

Form of 2011 Stock Option Agreement (2011 Stock Option Plan for Non-Employee Directors) (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated June 30, 2011). *

10.34

Form of Indemnification Agreement entered into between the Company and members of its Board of Directors (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed October 26, 2006).*

10.35

Form of Indemnification Agreement entered into between the Company and certain of its officers (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed October 26, 2006).*

10.36

M.D.C. Holdings, Inc. 2013 Executive Officer Performance-Based Compensation Plan, approved March 18, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 19, 2013). *

10.37	Employment Agreement, Larry A. Mizel, amended and restated as of August 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 26, 2008). *

10.38	Amendment to Employment Agreement of Larry A. Mizel, dated March 8, 2012 (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed March 9, 2012).*

10.39	Second Amendment to Employment Agreement of Larry A. Mizel, dated October 18, 2013 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed October 18, 2013).*

10.40	Employment Agreement, David D. Mandarich, amended and restated as of August 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 26, 2008). *

10.41	Amendment to Employment Agreement of David D. Mandarich, dated March 8, 2012 (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed March 9, 2012).*

10.42	Second Amendment to Employment Agreement of David D. Mandarich, dated October 18, 2013 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed October 18, 2013).*

10.43	Employment offer letter by the Company to John M. Stephens, dated January 27, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed January 30, 2012). *

10.44

Lease Agreement among MDC, Richmond American Homes of Colorado, Inc. and Larry A. Mizel, August 2, 2007 (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q dated June 30, 2007). *

10.45

Lease Agreement among MDC, Richmond American Homes of Colorado, Inc. and David D. Mandarich, August 2, 2007 (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q dated June 30, 2007). *

10.46

Change in Control and Separation Agreement between the Company and John M. Stephens, dated as of February 1, 2012 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed January 30, 2012).*

10.47

Change in Control and Separation Agreement between the Company and Michael Touff, dated as of July 30, 2008 (incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q filed July 31, 2008). *

10.48

Form of Change in Control Agreement between the Company and certain employees of M.D.C. Holdings, Inc. (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed March 27, 1998). *

10.49

Independent Contractor Agreement between Mizel Design and Decorating Company and the Company effective as of January 1, 2005 (incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K dated December 31, 2004). *

10.50	Sub-Sublease agreement between MDC and CVentures, Inc., executed July 25, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed July 27, 2005). *

10.51

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

101

The following financial statements filed on January 28, 2015, formatted in XBRL(Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2014, (iii) Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2014, (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2014; and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.

____________________
*Incorporated by reference.