Form 10-Q
period 2015-03-31
MDC HOLDINGS INC
filed 2015-05-05
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 29, 2015, 48,851,043 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

(i)

ITEM 1.     Unaudited Consolidated Financial Statements

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets.

	March 31,	December 31,
	2015	2014
	(Dollars in thousands, except
	per share amounts)
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$101,326	$122,642
Marketable securities	144,098	140,878
Restricted cash	4,260	2,816
Trade and other receivables	34,397	28,555
Inventories:
Housing completed or under construction	728,240	732,692
Land and land under development	936,512	935,268
Total inventories	1,664,752	1,667,960
Property and equipment, net	29,783	30,491
Deferred tax asset, net	134,845	140,486
Metropolitan district bond securities (related party)	19,978	18,203
Prepaid and other assets	65,940	67,996
Total homebuilding assets	2,199,379	2,220,027
Financial Services:
Cash and cash equivalents	28,589	31,183
Marketable securities	18,525	15,262
Mortgage loans held-for-sale, net	64,708	88,392
Other assets	5,234	3,574
Total financial services assets	117,056	138,411
Total Assets	$2,316,435	$2,358,438
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$38,720	$35,445
Accrued liabilities	92,605	115,117
Revolving credit facility	15,000	15,000
Senior notes, net	846,600	846,450
Total homebuilding liabilities	992,925	1,012,012
Financial Services:
Accounts payable and accrued liabilities	57,010	57,268
Mortgage repurchase facility	40,037	60,822
Total financial services liabilities	97,047	118,090
Total Liabilities	1,089,972	1,130,102
Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 48,850,110 and 48,831,639 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	488	488
Additional paid-in-capital	910,585	909,974
Retained earnings	303,627	307,419
Accumulated other comprehensive income	11,763	10,455
Total Stockholders' Equity	1,226,463	1,228,336
Total Liabilities and Stockholders' Equity	$2,316,435	$2,358,438

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in thousands, except per share amounts)
	(Unaudited)
Homebuilding:
Home sale revenues	$377,009	$318,534
Land sale revenues	910	-
Total home and land sale revenues	377,919	318,534
Home cost of sales	(318,642)	(259,478)
Land cost of sales	(1,125)	-
Inventory impairments	(350)	-
Total cost of sales	(320,117)	(259,478)
Gross margin	57,802	59,056
Selling, general and administrative expenses	(50,532)	(48,341)
Interest and other income	1,854	13,549
Interest expense	-	(685)
Other expense	(1,134)	(614)
Loss on early extinguishment of debt	-	(9,412)
Homebuilding pretax income	7,990	13,553

Financial Services:
Revenues	10,591	9,223
Expenses	(6,159)	(4,924)
Interest and other income	904	788
Financial services pretax income	5,336	5,087

Income before income taxes	13,326	18,640
Provision for income taxes	(4,906)	(7,136)
Net income	$8,420	$11,504

Other comprehensive income (loss) related to available for sale securities, net of tax	1,308	(4,046)
Comprehensive income	$9,728	$7,458

Earnings per share:
Basic	$0.17	$0.24
Diluted	$0.17	$0.23

Weighted average common shares outstanding
Basic	48,714,637	48,585,757
Diluted	48,891,514	48,854,675

Dividends declared per share	$0.25	$0.25

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in thousands)
	(Unaudited)
Operating Activities:
Net income	$8,420	$11,504
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on early extinguishment of debt	-	9,412
Stock-based compensation expense	875	1,292
Depreciation and amortization	1,083	934
Inventory impairments	350	-
Loss (gain) on sale of marketable securities	11	-
Amortization of discount / premiums on marketable debt securities, net	59	(90)
Deferred income tax expense (benefit)	4,713	7,103
Net changes in assets and liabilities:
Restricted cash	(1,444)	690
Trade and other receivables	(6,141)	(8,711)
Mortgage loans held-for-sale	23,684	27,778
Housing completed or under construction	4,282	(75,190)
Land and land under development	(1,274)	(63,718)
Prepaid expenses and other assets	489	(6,881)
Accounts payable and accrued liabilities	(19,681)	(18,371)
Net cash provided by (used in) operating activities	15,426	(114,248)

Investing Activities:
Purchases of marketable securities	(20,484)	(356,287)
Maturities of marketable securities	1,510	133,724
Sales of marketable securities	12,976	279,450
Purchases of property and equipment	(340)	(545)
Net cash provided by (used in) investing activities	(6,338)	56,342

Financing Activities:
Advances (payments) on mortgage repurchase facility, net	(20,785)	(23,734)
Proceeds from issuance of senior notes	-	248,375
Repayment of senior notes	-	(259,118)
Dividend payments	(12,213)	(12,207)
Proceeds from exercise of stock options	-	71
Net cash used in financing activities	(32,998)	(46,613)

Net decrease in cash and cash equivalents	(23,910)	(104,519)
Cash and cash equivalents:
Beginning of period	153,825	199,338
End of period	$129,915	$94,819

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. ("MDC," “the Company," “we,” “us,” or “our” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at March 31, 2015 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2014.

2.	Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which is a comprehensive new revenue recognition model. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for our interim and annual reporting periods beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. We are currently evaluating the impact the pronouncement will have on our consolidated financial statements and related disclosures.

In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures ("ASU 2014-11"), which makes limited amendments to Accounting Standards Codification (“ASC”) Topic 860, "Transfers and Servicing." ASU 2014-11 requires entities to account for repurchase-to-maturity transactions as secured borrowings, eliminates accounting guidance on linked repurchase financing transactions, and expands disclosure requirements related to certain transfers of financial assets. The only changes in ASU 2014-11 that are applicable to our consolidated financial statements are the disclosures for repurchase agreements effective for our fiscal periods beginning January 1, 2015 and interim periods beginning April 1, 2015. Early adoption is not permitted. This guidance is not expected to have a material impact on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which amends the consolidation requirements in ASC 810, primarily related to limited partnerships and variable interest entities. ASU 2015-02 is effective for our interim and annual reporting periods beginning after January 1, 2016. Early adoption is permitted. This guidance is not expected to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. This guidance is not expected to have a material impact on our consolidated financial statements.

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

We have identified each homebuilding division as an operating segment. Our homebuilding operating segments have been aggregated into the reportable segments noted below because they are similar in the following regards: (1) economic characteristics; (2) housing products; (3) class of homebuyer; (4) regulatory environments; and (5) methods used to construct and sell homes. Our homebuilding reportable segments are as follows:

●	West (Arizona, California, Nevada and Washington)
●	Mountain (Colorado and Utah)
●	East (Virginia, Florida and Maryland, which includes Pennsylvania and New Jersey)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

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

The table set forth below summarizes home and land sale revenues for our homebuilding operations and revenues for our financial services operations.

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in thousands)
Homebuilding
West	$176,817	$136,422
Mountain	124,021	100,945
East	77,081	81,167
Total home and land sale revenues	$377,919	$318,534

Financial Services
Mortgage operations	$6,649	$5,119
Other	3,942	4,104
Total financial services revenues	$10,591	$9,223

The following table summarizes pretax income for our homebuilding and financial services operations:

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in thousands)
Homebuilding
West	$8,503	$12,650
Mountain	7,420	7,359
East	(421)	2,661
Corporate	(7,512)	(9,117)
Total homebuilding pretax income	$7,990	$13,553

Financial Services
Mortgage operations	$2,792	$2,559
Other	2,544	2,528
Total financial services pretax income	$5,336	$5,087

Total pretax income	$13,326	$18,640

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The following table summarizes total assets for our homebuilding and financial services operations. The assets in our West, Mountain and East segments consist primarily of inventory while the assets in our Corporate segment primarily include cash and cash equivalents, marketable securities and our deferred tax asset. The assets in our financial services segment consist mostly of cash and cash equivalents, marketable securities and mortgage loans held-for-sale.

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)
Homebuilding assets
West	$887,727	$893,970
Mountain	518,187	516,971
East	351,884	343,718
Corporate	441,581	465,368
Total homebuilding assets	$2,199,379	$2,220,027

Financial services assets
Mortgage operations	$72,470	$94,265
Other	44,586	44,146
Total financial services assets	$117,056	$138,411

Total assets	$2,316,435	$2,358,438

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

4.	Earnings Per Share

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

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in thousands, except per share amounts)
Numerator
Net income	$8,420	$11,504
Less: distributed earnings allocated to participating securities	(25)	(52)
Less: undistributed earnings allocated to participating securities	-	-
Net income attributable to common stockholders (numerator for basic earnings per share)	8,395	11,452
Add back: undistributed earnings allocated to participating securities	-	-
Less: undistributed earnings reallocated to participating securities	-	-
Numerator for diluted earnings per share under two class method	$8,395	$11,452

Denominator
Weighted-average common shares outstanding	48,714,637	48,585,757
Add: dilutive effect of stock options	176,877	268,918
Denominator for diluted earnings per share under two class method	48,891,514	48,854,675

Basic Earnings Per Common Share	$0.17	$0.24
Diluted Earnings Per Common Share	$0.17	$0.23

Diluted EPS for the quarters ended March 31, 2015 and 2014 excluded options to purchase approximately 3.7 million of common stock because the effect of their inclusion would be anti-dilutive.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

5.	Accumulated Other Comprehensive Income

The following table sets forth our changes in accumulated other comprehensive income (“AOCI”):

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in thousands)
Unrealized gains (losses) on available-for-sale marketable securities (1) :
Beginning balance	$2,775	$7,655
Other comprehensive income (loss) before reclassifications	360	(33)
Amounts reclassified from AOCI (2)	7	(4,013)
Ending balance	$3,142	$3,609

Unrealized gains on available-for-sale metropolitan district bond securities (1) :
Beginning balance	$7,680	$3,920
Other comprehensive income before reclassifications	941	-
Amounts reclassified from AOCI	-	-
Ending balance	$8,621	$3,920

Total ending AOCI	$11,763	$7,529

(1)	All amounts net-of-tax.
(2)	See separate table below for details about these reclassifications.

The following table sets forth the activity related to reclassifications out of accumulated other comprehensive income (loss) related to available for sale securities:

	Three Months Ended
	March 31,
Affected Line Item in the Statements of Operations	2015	2014
	(Dollars in thousands)
Homebuilding interest and other income	$(12)	$6,537
Financial services interest and other income	1	(12)
Income before income taxes	(11)	6,525
Provision for income taxes	4	(2,512)
Net income	$(7)	$4,013

6.	Fair Value Measurements

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis:

		Fair Value
		March 31,	December 31,
Financial Instrument	Hierarchy	2015	2014
		(Dollars in thousands)
Marketable securities (available-for-sale)
Equity securities	Level 1	$137,387	$129,560
Debt securities - maturity less than 1 year	Level 2	1,515	1,511
Debt securities - maturity 1 to 5 years	Level 2	7,497	7,643
Debt securities - maturity greater than 5 years	Level 2	16,224	17,426
Total available-for-sale marketable securities		$162,623	$156,140

Mortgage loans held-for-sale, net	Level 2	$64,708	$88,392

Metropolitan district bond securities (related party) (available-for-sale)	Level 3	$19,978	$18,203

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and cash equivalents, restricted cash, trade and other receivables, prepaid and other assets, accounts payable, and accrued liabilities. Fair value approximates carrying value.

Marketable Securities.  We have marketable debt and equity securities.  Our equity securities consist of holdings in corporate equities and holdings in mutual fund securities, which are primarily invested in debt securities. Our debt securities consist primarily of fixed and floating rate interest earning debt securities, which may include, among others, United States government and government agency debt and corporate debt. We measure the fair value of our debt securities using a third party pricing service that either provides quoted prices in less active markets for identical or similar securities or uses observable inputs for their pricing, both of which are level 2 inputs. As of March 31, 2015 and December 31, 2014, all of our marketable securities were treated as available-for-sale investments and, as such, we have recorded all of our marketable securities at fair value with changes in fair value being recorded as a component of AOCI.

Each quarter we assess all of our securities in an unrealized loss position for potential other-than-temporary impairment (“OTTI”). Our assessment includes a consideration of many factors, both qualitative and quantitative, including the amount of the unrealized loss, the period of time the security has been in a loss position, the financial condition of the issuer and whether we have the intent and ability to hold the securities, among other factors. Based on our assessments, no OTTI was recorded for either of the quarters ended March 31, 2015 or 2014.

The following table sets forth the amortized cost and estimated fair value of our available-for-sale marketable securities:

	March 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Homebuilding:
Equity securities	$118,487	$122,856	$116,009	$120,274
Debt securities	21,107	21,242	20,660	20,604
Total homebuilding available-for-sale marketable securities	$139,594	$144,098	$136,669	$140,878

Financial Services:
Equity securities	$14,027	$14,531	$9,028	$9,286
Debt securities	3,935	3,994	5,930	5,976
Total financial services available-for-sale marketable securities	$17,962	$18,525	$14,958	$15,262

Total available-for-sale marketable securities	$157,556	$162,623	$151,627	$156,140

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2015 and December 31, 2014, our marketable securities were in net unrealized gain positions totaling $5.1 million and $4.5 million, respectively. Our marketable securities that were in unrealized loss positions aggregated to unrealized losses of $2.1 million and $3.1 million as of March 31, 2015 and December 31, 2014, respectively. The table below sets forth the debt and equity securities that were in an aggregate loss position. We do not believe that the aggregate unrealized loss related to our debt or equity securities as of March 31, 2015 is material to our operations.

	March 31, 2015			December 31, 2014
	Number of Securities in Loss Position	Aggregate Loss Position	Aggregate Fair Value of Securities in a Loss Position	Number of Securities in Loss Position	Aggregate Loss Position	Aggregate Fair Value of Securities in a Loss Position
	(Dollars in thousands)
Type of Investment
Debt	28	$(49)	$7,556	52	$(359)	$14,536
Equity	8	(2,040)	81,104	6	(2,738)	74,999
Total	36	$(2,089)	$88,660	58	$(3,097)	$89,535

The following table sets forth gross realized gains and losses from the sale of available-for-sale marketable securities, which were included in either interest and other income in the homebuilding section or interest and other income in the financial services section of our consolidated statements of operations:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Gross realized gains on sales of available-for-sale securities
Equity securities	$237	$5,431
Debt securities	166	1,261
Total	$403	$6,692

Gross realized losses on sales of available-for-sale securities
Equity securities	$(325)	$(154)
Debt securities	(89)	(12)
Total	$(414)	$(166)

Net realized gain (loss) on sales of available-for-sale securities	$(11)	$6,526

Mortgage Loans Held-for-Sale, Net.  As of March 31, 2015, the primary components of our mortgage loans held-for-sale that are measured at fair value on a recurring basis are: (1) mortgage loans held-for-sale under commitments to sell; and (2) mortgage loans held-for-sale not under commitments to sell. At March 31, 2015 and December 31, 2014, we had $45.6 million and $74.2 million, respectively, of mortgage loans held-for-sale under commitments to sell for which fair value was based upon Level 2 inputs, which were the quoted market prices for those mortgage loans. At March 31, 2015 and December 31, 2014, we had $19.1 million and $14.2 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

In the second quarter of 2013, we determined that these securities no longer were required to be accounted for under the cost recovery method due to an increase in the number of new homes delivered in the community coupled with improvements in property values within the Metro District. In accordance with ASC 310-30, we adjust the bond principal balance using an interest accretion model that utilizes future cash flows expected to be collected. Furthermore, as this investment is accounted for as an available-for-sale asset, we update its fair value on a quarterly basis, with the adjustment being recorded through AOCI. The fair value is based upon a discounted future cash flow model, which uses Level 3 inputs. The two primary unobservable inputs used in our discounted cash flow model are the forecasted number of homes to be closed, as they drive any increases to the tax base for the Metro District, and the discount rate. Cash receipts, which are typically only received in the fourth quarter, reduce the carrying value of the Metro Bonds. The table below provides quantitative data, as of March 31, 2015, regarding each unobservable input and the sensitivity of fair value to potential changes in those unobservable inputs.

	Quantitative Data		Sensitivity Analysis
Unobservable Input	Range	Weighted Average	Movement in Fair Value from Increase in Input	Movement in Fair Value from Decrease in Input
Number of homes closed per year	0 to 132	93	Increase	Decrease
Discount rate	5% to 14%	9.9%	Decrease	Increase

The table set forth below summarizes the activity for our Metro Bonds:

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$18,203	$12,729
Increase in fair value (recorded in other comprehensive income)	1,418	-
Change due to accretion of principal	357	298
Cash receipts	-	-
Balance at end of period	$19,978	$13,027

Mortgage Repurchase Facility. The debt associated with our mortgage repurchase facility (see Note 18 for further discussion) is at floating rates or at fixed rates that approximate current market rates and have relatively short-term maturities, generally within 30 days. The fair value approximates carrying value and is based on Level 2 inputs.

Senior Notes. The estimated values of the senior notes in the following table are based on Level 2 inputs, including market prices of other homebuilder bonds.

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
5⅝% Senior Notes due February 2020, net	$246,600	$266,875	$246,450	$257,950
5½% Senior Notes due January 2024, net	250,000	244,063	250,000	242,608
6% Senior Notes due January 2043	350,000	296,625	350,000	296,555
Total	$846,600	$807,563	$846,450	$797,113

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

7.	Inventories

The following table sets forth, by reportable segment, information relating to our homebuilding inventories:

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$342,666	$343,134
Mountain	236,937	220,489
East	148,637	169,069
Subtotal	728,240	732,692
Land and Land Under Development:
West	500,932	507,252
Mountain	257,564	277,583
East	178,016	150,433
Subtotal	936,512	935,268
Total Inventories	$1,664,752	$1,667,960

Our inventories are primarily associated with communities where we intend to construct and sell homes, including models and speculative homes (defined as homes under construction without a sales contract and also referred to as “spec homes”). Costs capitalized to land and land under development primarily include: (1) land costs; (2) land development costs; (3) entitlement costs; (4) capitalized interest; (5) engineering fees; and (6) title insurance, real property taxes and closing costs directly related to the purchase of the land parcel. Components of housing completed or under construction primarily include: (1) land costs transferred from land and land under development; (2) direct construction costs associated with a house; (3) real property taxes, engineering fees, permits and other fees; (4) capitalized interest; and (5) indirect construction costs, which include field construction management salaries and benefits, utilities and other construction related costs. Land costs are transferred from land and land under development to housing completed or under construction at the point in time that construction of a home on an owned lot begins.

In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), homebuilding inventories are carried at cost unless events and circumstances indicate that the carrying value of the underlying subdivision may not be recoverable. We evaluate inventories for impairment at each quarter end on a subdivision level basis as each subdivision represents the lowest level of identifiable cash flows. In making this determination, we review, among other things, the following for each subdivision:

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

If events or circumstances indicate that the carrying value of our inventory may not be recoverable, assets are reviewed for impairment by comparing the undiscounted estimated future cash flows from an individual subdivision to its carrying value. If the undiscounted future cash flows are less than the subdivision’s carrying value, the carrying value of the subdivision is written down to its estimated fair value. We generally determine the estimated fair value of each subdivision by determining the present value of the estimated future cash flows at discount rates that are commensurate with the risk of the subdivision under evaluation. For the three months ended March 31, 2015, we recorded $0.4 million of inventory impairment charges related to one project in our East segment. We recognized no inventory impairments during the three months ended March 31, 2014.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

8.	Capitalization of Interest

We capitalize interest to inventories during the period of development in accordance with ASC Topic 835, Interest (“ASC 835”). Homebuilding interest capitalized as a cost of inventories is included in cost of sales as related units or lots are sold. To the extent our homebuilding debt exceeds our qualified assets as defined in ASC 835, we expense a portion of interest incurred. Qualified homebuilding assets consist of all lots and homes, excluding finished unsold homes or finished models, within projects that are actively selling or under development. The table set forth below summarizes homebuilding interest activity.

The homebuilding interest expensed in the table below relates to the portion of interest incurred where our homebuilding debt exceeded our qualified inventory for such periods in accordance with ASC 835.

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in thousands)
Homebuilding interest incurred	$13,251	$19,182
Less: Interest capitalized	(13,251)	(18,497)
Homebuilding interest expensed	$-	$685

Interest capitalized, beginning of period	$79,231	$74,155
Plus: Interest capitalized during period	13,251	18,497
Less: Previously capitalized interest included in home and land cost of sales	(12,491)	(11,724)
Interest capitalized, end of period	$79,991	$80,928

9.	Homebuilding Prepaid Expenses and Other Assets

The following table sets forth the components of homebuilding prepaid expenses and other assets:

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)
Land option deposits	$10,776	$12,895
Deferred marketing costs	30,266	29,231
Prepaid expenses	4,655	5,104
Goodwill	6,008	6,008
Deferred debt issuance costs, net	12,590	13,004
Other	1,645	1,754
Total	$65,940	$67,996

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

10.	Homebuilding Accrued Liabilities and Financial Services Accounts Payable and Accrued Liabilities

The following table sets forth information relating to homebuilding accrued liabilities:

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)
Customer and escrow deposits	$21,591	$16,728
Warranty accrual	17,761	18,346
Accrued compensation and related expenses	12,649	27,541
Accrued interest	11,031	23,234
Land development and home construction accruals	9,411	10,108
Other accrued liabilities	20,162	19,160
Total accrued liabilities	$92,605	$115,117

The following table sets forth information relating to financial services accounts payable and accrued liabilities:

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)
Insurance reserves	$50,015	$50,470
Accounts payable and other accrued liabilities	6,995	6,798
Total accounts payable and accrued liabilities	$57,010	$57,268

11.	Warranty Accrual

Our homes are sold with limited third-party warranties. We record expenses and warranty accruals for general and structural warranty claims, as well as accruals for known, unusual warranty-related expenditures. Warranty accruals are established based upon historical payment experience in an amount estimated to be adequate to cover expected costs of materials and outside labor during warranty periods. The establishment of warranty accruals for closed homes and the evaluation of our warranty accrual balance at period end are both based on an internally developed analysis that includes known facts and interpretations of circumstances, including, among other things, our trends in historical warranty payment levels and warranty payments for claims not considered to be normal and recurring.

Our warranty accrual is included in accrued liabilities in the homebuilding section of our consolidated balance sheets and adjustments to our warranty accrual are recorded as an increase or reduction to home cost of sales in the homebuilding section of our consolidated statements of operations.

The table set forth below summarizes warranty accrual, payment and adjustment activity for the three months ended March 31, 2015 and 2014. The adjustment in the three month period ended March 31, 2014 was not material to our operations, and there was no such adjustment during the three month period ended March 31, 2015.

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$18,346	$22,238
Expense provisions	1,115	991
Cash payments	(1,700)	(982)
Adjustments	-	(800)
Balance at end of period	$17,761	$21,447

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

12.	Insurance Reserves

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

The table set forth below summarizes the insurance reserve activity for the three months ended March 31, 2015 and 2014. The insurance reserve is included as a component of accrued liabilities in the financial services section of the accompanying consolidated balance sheets.

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$50,470	$49,637
Expense provisions	1,273	1,310
Cash payments, net of recoveries	(1,728)	(1,871)
Balance at end of period	$50,015	$49,076

In the ordinary course of business, we make payments from our insurance reserves to settle litigation claims arising primarily from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the three months ended March 31, 2015 and 2014 are not necessarily indicative of what future cash payments will be for subsequent periods.

13.	Income Taxes

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. Our overall effective income tax rates were 36.8% and 38.3% for the three months ended March 31, 2015 and 2014, respectively, resulting in income tax expense of $4.9 million and $7.1 million for the same periods, respectively.

At March 31, 2015 and December 31, 2014 we had deferred tax assets, net of deferred tax liabilities, of $148.0 million and $153.5 million, respectively. Included in our deferred tax assets at March 31, 2015 are $45.6 million and $36.0 million of federal and state net operating loss carryforwards, respectively. Our net deferred tax assets at March 31, 2015 and December 31, 2014 were partially offset by valuation allowances of $13.2 million and $13.0 million, respectively, related to (1) various state net operating loss carryforwards where realization is more uncertain at this time due to the more limited carryforward periods that exist in certain states and (2) the amount by which the carrying value of our Metro Bonds for tax purposes exceeds our carrying value for book purposes that we believe realization is more uncertain at this time.

14.	Senior Notes

The following table sets forth the carrying amount of our senior notes as of March 31, 2015 and December 31, 2014, net of applicable discounts:

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)
5⅝% Senior Notes due February 2020, net	$246,600	$246,450
5½% Senior Notes due January 2024	250,000	250,000
6% Senior Notes due January 2043	350,000	350,000
Total	$846,600	$846,450

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

We account for share-based awards in accordance with ASC 718, Compensation-Stock Compensation, which requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period. Stock-based compensation awards are valued at fair value on the date of grant. The following table sets forth share-based award expense activity for the three months ended March 31, 2015:

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in thousands)
Stock option grant expense	$376	$593
Restricted stock awards expense	499	699
Total stock based compensation	$875	$1,292

16.	Commitments and Contingencies

Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At March 31, 2015, we had issued and outstanding surety bonds and letters of credit totaling $147.1 million and $25.8 million, respectively, including $15.8 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $47.7 million and $2.7 million, respectively. The letters of credit as of March 31, 2015, excluding those issued by HomeAmerican, were outstanding under our unsecured revolving credit facility (see Note 18 for further discussion of the revolving credit facility). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The following table summarizes the mortgage loan loss reserve activity for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$810	$1,370
Expense provisions	725	-
Cash payments	-	-
Adjustments	(310)	(497)
Balance at end of period	$1,225	$873

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

Lot Option Contracts. In the normal course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allow us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments and minimizes the amount of our land inventories on our consolidated balance sheets. Our obligation with respect to Option Contracts is generally limited to forfeiture of the related deposits. At March 31, 2015, we had cash deposits and letters of credit totaling $10.2 million and $2.5 million, respectively, at risk associated with the option to purchase 1,760 lots.

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

At March 31, 2015, we had interest rate lock commitments with an aggregate principal balance of $87.6 million. Additionally, we had $19.1 million of mortgage loans held-for-sale that were not under commitments to sell at March 31, 2015. In order to hedge the changes in fair value of our interest rate lock commitments and mortgage loans held-for-sale which had not yet been committed to a mortgage purchaser, we had forward sales of securities totaling $71.5 million at March 31, 2015.

For the three months ended March 31, 2015 and 2014, we recorded net gains (losses) on our derivatives of $0.6 million and $(0.4) million, respectively.

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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of March 31, 2015.

We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At March 31, 2015 and December 31, 2014, there were $10.0 million and $10.5 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. At both March 31, 2015 and December 31, 2014, we had $15.0 million in borrowings outstanding under the Revolving Credit Facility. As of March 31, 2015, availability under the Revolving Credit Facility was approximately $525.0 million.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”) that will expire on September 18, 2015. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. The Mortgage Repurchase Facility, which had a temporary increase in the maximum aggregate commitment from $50 million to $80 million from December 29, 2014 through January 28, 2015, had a maximum aggregate commitment of $50 million as of March 31, 2015. At March 31, 2015 and December 31, 2014, HomeAmerican had $40.0 million and $60.8 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under our Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is LIBOR-based. The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth Ratio, (iii) a minimum Adjusted Net Income requirement, and (iv) a minimum Liquidity requirement. The foregoing terms are defined in the Mortgage Repurchase Facility. We believe we were in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of March 31, 2015.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Balance Sheet

	March 31, 2015
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	Dollars in thousands
ASSETS
Homebuilding:
Cash and cash equivalents	$98,316	$3,010	$-	$-	$101,326
Marketable securities	144,098	-	-	-	144,098
Restricted cash	-	4,260	-	-	4,260
Trade and other receivables	6,779	30,093	-	(2,475)	34,397
Inventories:
Housing completed or under construction	-	728,240	-	-	728,240
Land and land under development	-	936,512	-	-	936,512
Total inventories	-	1,664,752	-	-	1,664,752

Intercompany receivables	1,516,617	2,855	5,819	(1,525,291)	-
Investment in subsidiaries	199,907	-	-	(199,907)	-
Deferred tax asset, net	131,993	-	-	2,852	134,845
Metropolitan district bond securities (related party)	19,978	-	-	-	19,978
Other assets	40,041	55,682	-	-	95,723
Total Homebuilding Assets	2,157,729	1,760,652	5,819	(1,724,821)	2,199,379

Financial Services:
Cash and cash equivalents	-	-	28,589	-	28,589
Marketable securities	-	-	18,525	-	18,525
Intercompany receivables	-	-	38,688	(38,688)	-
Mortgage loans held-for-sale, net	-	-	64,708	-	64,708
Other assets	-	-	8,086	(2,852)	5,234
Total Financial Services Assets	-	-	158,596	(41,540)	117,056
Total Assets	$2,157,729	$1,760,652	$164,415	$(1,766,361)	$2,316,435

LIABILITIES AND EQUITY

Homebuilding:
Accounts payable	$-	$38,720	$-	$-	$38,720
Accrued liabilities	22,304	69,336	19	946	92,605
Advances and notes payable to parent and subsidiaries	47,362	1,489,489	24,554	(1,561,405)	-
Revolving credit facility	15,000	-	-	-	15,000
Senior notes, net	846,600	-	-	-	846,600
Total Homebuilding Liabilities	931,266	1,597,545	24,573	(1,560,459)	992,925

Financial Services:
Accounts payable and accrued liabilities	-	-	60,432	(3,422)	57,010
Advances and notes payable to parent and subsidiaries	-	-	2,573	(2,573)	-
Mortgage repurchase facility	-	-	40,037	-	40,037
Total Financial Services Liabilities	-	-	103,042	(5,995)	97,047
Total Liabilities	931,266	1,597,545	127,615	(1,566,454)	1,089,972

Equity:
Total Stockholders' Equity	1,226,463	163,107	36,800	(199,907)	1,226,463
Total Liabilities and Stockholders' Equity	$2,157,729	$1,760,652	$164,415	$(1,766,361)	$2,316,435

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Balance Sheet

	December 31, 2014
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and cash equivalents	$119,951	$2,691	$-	$-	$122,642
Marketable securities	140,878	-	-	-	140,878
Restricted cash	-	2,816	-	-	2,816
Trade Receivables	6,573	24,449	-	(2,467)	28,555
Inventories:
Housing completed or under construction	-	732,692	-	-	732,692
Land and land under development	-	935,268	-	-	935,268
Total inventories	-	1,667,960	-	-	1,667,960

Intercompany receivables	1,418,705	2,854	5,295	(1,426,854)	-
Investment in subsidiaries	260,874	-	-	(260,874)	-
Deferred tax asset	137,529	-	-	2,957	140,486
Metropolitan district bond securities (related party)	18,203	-	-	-	18,203
Other assets, net	41,743	56,744	-	-	98,487
Total Homebuilding Assets	2,144,456	1,757,514	5,295	(1,687,238)	2,220,027

Financial Services:
Cash and cash equivalents	-	-	31,183	-	31,183
Marketable securities	-	-	15,262	-	15,262
Intercompany receivables	-	-	39,513	(39,513)	-
Mortgage loans held-for-sale, net	-	-	88,392	-	88,392
Other assets, net	-	-	6,531	(2,957)	3,574
Total Financial Services Assets	-	-	180,881	(42,470)	138,411
Total Assets	$2,144,456	$1,757,514	$186,176	$(1,729,708)	$2,358,438

LIABILITIES AND EQUITY

Homebuilding:
Accounts payable	$-	$35,445	$-	$-	$35,445
Accrued liabilities	7,007	105,529	67	2,514	115,117
Advances and notes payable to parent and subsidiaries	47,663	1,392,111	23,809	(1,463,583)	-
Revolving credit facility	15,000	-	-	-	15,000
Senior notes, net	846,450	-	-	-	846,450
Total Homebuilding Liabilities	916,120	1,533,085	23,876	(1,461,069)	1,012,012

Financial Services:
Accounts payable and accrued liabilities	-	-	62,249	(4,981)	57,268
Advances and notes payable to parent and subsidiaries	-	-	2,784	(2,784)	-
Mortgage repurchase facility	-	-	60,822	-	60,822
Total Financial Services Liabilities	-	-	125,855	(7,765)	118,090
Total Liabilities	916,120	1,533,085	149,731	(1,468,834)	1,130,102

Equity:
Total Stockholders' Equity	1,228,336	224,429	36,445	(260,874)	1,228,336
Total Liabilities and Stockholders' Equity	$2,144,456	$1,757,514	$186,176	$(1,729,708)	$2,358,438

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statement of Operations

	Three Months Ended March 31, 2015
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$377,919	$-	$-	$377,919
Cost of Sales	-	(319,767)	-	-	(319,767)
Inventory impairments	-	(350)	-	-	(350)
Gross margin	-	57,802	-	-	57,802
Selling, general, and administrative expenses	(8,922)	(41,457)	-	(153)	(50,532)
Equity income of subsidiaries	12,992	-	-	(12,992)	-
Interest and other income	1,563	281	5	5	1,854
Interest expense	86	-	-	(86)	-
Other expense	(2)	(1,132)	-	-	(1,134)
Homebuilding pretax income (loss)	5,717	15,494	5	(13,226)	7,990

Financial Services:
Financial services pretax income	-	-	5,102	234	5,336
Income before income taxes	5,717	15,494	5,107	(12,992)	13,326
(Provision) benefit for income taxes	2,703	(5,704)	(1,905)	-	(4,906)
Net income	$8,420	$9,790	$3,202	$(12,992)	$8,420
Other comprehensive income related to available for sale securities, net of tax	1,308	-	259	(259)	1,308
Comprehensive income	$9,728	$9,790	$3,461	$(13,251)	$9,728

	Three Months Ended March 31, 2014
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$318,534	$-	$-	$318,534
Cost of Sales	-	(259,478)	-	-	(259,478)
Inventory impairments	-	-	-	-	-
Gross margin	-	59,056	-	-	59,056
Selling, general, and administrative expenses	(12,077)	(36,109)	-	(155)	(48,341)
Equity income of subsidiaries	17,073	-	-	(17,073)	-
Interest and other income	13,227	329	3	(10)	13,549
Interest expense	(685)	-	-	-	(685)
Other expense	(2)	(612)	-	-	(614)
Loss on extinguishment of debt	(9,412)	-	-	-	(9,412)
Homebuilding pretax income (loss)	8,124	22,664	3	(17,238)	13,553

Financial Services:
Financial services pretax income	-	-	4,922	165	5,087
Income before income taxes	8,124	22,664	4,925	(17,073)	18,640
(Provision) benefit for income taxes	3,380	(8,677)	(1,839)	-	(7,136)
Net income	$11,504	$13,987	$3,086	$(17,073)	$11,504
Other comprehensive income related to available for sale securities, net of tax	(4,046)	-	62	(62)	(4,046)
Comprehensive income	$7,458	$13,987	$3,148	$(17,135)	$7,458

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statement of Cash Flows

	Three Months Ended March 31, 2015
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$17,605	$(25,582)	$23,403	$-	$15,426
Net cash provided by (used in) investing activities	(27,027)	(258)	(3,026)	23,973	(6,338)
Financing activities:
Payments from (advances to) subsidiaries	-	26,159	(2,186)	(23,973)	-
Mortgage repurchase facility	-	-	(20,785)	-	(20,785)
Proceeds from issuance of senior notes	-	-	-	-	-
Repayment of senior notes	-	-	-	-	-
Dividend payments	(12,213)	-	-	-	(12,213)
Proceeds from the exercise of stock options	-	-	-	-	-
Net cash provided by (used in) financing activities	(12,213)	26,159	(22,971)	(23,973)	(32,998)

Net increase in cash and cash equivalents	(21,635)	319	(2,594)	-	(23,910)
Cash and cash equivalents:
Beginning of period	119,951	2,691	31,183	-	153,825
End of period	$98,316	$3,010	$28,589	$-	$129,915

	Three Months Ended March 31, 2014
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(43,521)	$(101,004)	$30,277	$-	$(114,248)
Net cash provided by (used in) investing activities	(13,276)	(80)	3,187	66,511	56,342
Financing activities:
Payments from (advances to) subsidiaries	-	101,023	(34,512)	(66,511)	-
Mortgage repurchase facility	-	-	(23,734)	-	(23,734)
Proceeds from issuance of senior notes	248,375	-	-	-	248,375
Repayment of senior notes	(259,118)	-	-	-	(259,118)
Dividend payments	(12,207)	-	-	-	(12,207)
Proceeds from the exercise of stock options	71	-	-	-	71
Net cash provided by (used in) financing activities	(22,879)	101,023	(58,246)	(66,511)	(46,613)

Net increase in cash and cash equivalents	(79,676)	(61)	(24,782)	-	(104,519)
Cash and cash equivalents:
Beginning of period	145,180	3,454	50,704	-	199,338
End of period	$65,504	$3,393	$25,922	$-	$94,819

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in "Item 1A: Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2014 and this Quarterly Report on Form 10-Q.

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$377,009	$318,534
Land sale revenues	910	-
Total home and land sale revenues	377,919	318,534
Home cost of sales	(318,642)	(259,478)
Land cost of sales	(1,125)	-
Inventory impairments	(350)	-
Total cost of sales	(320,117)	(259,478)
Gross margin	57,802	59,056
Gross margin %	15.3%	18.5%
Selling, general and administrative expenses	(50,532)	(48,341)
Interest and other income	1,854	13,549
Interest expense	-	(685)
Other expense	(1,134)	(614)
Loss on early extinguishment of debt	-	(9,412)
Homebuilding pretax income	7,990	13,553

Financial Services:
Revenues	10,591	9,223
Expenses	(6,159)	(4,924)
Interest and other income	904	788
Financial services pretax income	5,336	5,087

Income before income taxes	13,326	18,640
Provision for income taxes	(4,906)	(7,136)
Net income	$8,420	$11,504

Earnings per share:
Basic	$0.17	$0.24
Diluted	$0.17	$0.23

Weighted average common shares outstanding:
Basic	48,714,637	48,585,757
Diluted	48,891,514	48,854,675

Dividends declared per share	$0.25	$0.25

Cash provided by (used in):
Operating Activities	$15,426	$(114,248)
Investing Activities	$(6,338)	$56,342
Financing Activities	$(32,998)	$(46,613)

Overview

For the 2015 first quarter, we recorded pretax income of $13.3 million, a year-over-year decrease of $5.3 million. The primary drivers of this decrease were a 310 basis point reduction in our gross margin from home sales and an $11.7 million reduction in interest and other income, which were partially offset by an 18% improvement in home sale revenues and a $9.4 million charge related to the early extinguishment of debt in the 2014 first quarter. The decline in our gross margin percentage was partly the result of our efforts to reduce our supply of aged speculative homes, which resulted in higher incentives for many spec homes delivered during the 2015 first quarter, and higher land and construction costs. Our interest and other income was down year-over-year as a result of the decrease in gains recognized on the sale of marketable securities, combined with a decrease in interest and dividends generated due to a lower marketable securities balance. The improvement in home sale revenues was primarily due to an increase in the average selling price of our homes due to a mix shift to higher-priced communities and, to a lesser extent, price increases implemented in prior quarters. Our net income for the 2015 first quarter was $8.4 million, or $0.17 per diluted share, compared to net income of $11.5 million, or $0.23 per diluted share for the year earlier period.

Although profit decreased in the 2015 first quarter, demand levels have shown signs of improvement, evidenced by the 43% year-over-year increase in our dollar value of net new home orders to $666.5 million for the 2015 first quarter, which was the result of a 29% increase in the number of net new orders, driven by improvements in both our monthly sales absorption pace and active community count, and an 11% increase in the average price of new orders, due mostly to a mix shift to higher priced communities. Our backlog at March 31, 2015 totaled $952.9 million, up 46% year-over-year.

With the significant year-over-year increase in our quarter-end backlog, coupled with a 10% year-over-year increase in our average active community count, we believe we are well positioned for the remainder of 2015. Furthermore, we believe that we have the opportunity to expand our gross margin percentage from the 2015 first quarter, as we have (1) increased prices in the many of our active subdivisions during the 2015 first quarter and (2) reduced our spec inventory levels per active community by 42%. See “Forward-Looking Statements” below.

During the quarter, we purchased over 800 lots in 27 communities and ended the 2015 first quarter with 14,559 lots under our control. With overall liquidity of approximately $825 million, and no senior note maturities until 2020, we believe that our financial position at the end of the 2015 first quarter provides the appropriate balance for us between supporting potential growth opportunities and providing protection from the volatile and cyclical nature of the housing market.

Homebuilding

Pretax Income

	Three Months Ended
	March 31,		Change
	2015	2014	Amount	%
	(Dollars in thousands)
West	$8,503	$12,650	$(4,147)	(33)%
Mountain	7,420	7,359	61	1%
East	(421)	2,661	(3,082)	(116)%
Corporate	(7,512)	(9,117)	1,605	(18)%
Total homebuilding pretax income	$7,990	$13,553	$(5,563)	(41)%

For the 2015 first quarter, we reported homebuilding pretax income of $8.0 million, compared to pretax income of $13.6 million for the first quarter of 2014. The $5.6 million decline was primarily the result of a 310 basis point decline in our gross margin from home sales coupled with a decline of $11.7 million in interest and other income, partially offset by a $9.4 million reduction in charges related to the early extinguishment of debt and an 18% increase in home sale revenues.

Our West and East homebuilding segments both experienced declines in pretax income. The $4.1 million decline in pretax income in our West segment, despite a 30% increase in home sale revenues, was driven by a decrease in our gross margin percentage coupled with an increase in marketing costs caused by a 9% increase in active communities. Our East segment experienced a $3.1 million decrease in pretax income due largely to a decrease in gross margin percentage, particularly in our Virginia market. Pretax income for our Mountain segment was up 1% as a slight decline in our gross margin percentage and a $1.6 million increase in SG&A expenses almost completely offset a 22% increase in home sale revenues. Our Corporate segment experienced a $1.6 million improvement in its pretax loss, due primarily to $3.2 million in lower general and administrative costs and the $9.4 million reduction in charges related to early extinguishment of debt discussed above. These amounts were partly offset by an $11.7 million decline in interest and other income caused by a decrease in the gains we recognized on marketable securities sold in the 2014 first quarter as well as a decrease in interest and dividends generated due to a lower marketable securities balance.

Assets

	March 31,	December 31,	Change
	2015	2014	Amount	%
	(Dollars in thousands)
West	$887,727	$893,970	$(6,243)	(1)%
Mountain	518,187	516,971	1,216	0%
East	351,884	343,718	8,166	2%
Corporate	441,581	465,368	(23,787)	(5)%
Total homebuilding assets	$2,199,379	$2,220,027	$(20,648)	(1)%

Total homebuilding assets decreased by $20.6 million during the 2015 first quarter, primarily due to activity within our Corporate segment.

Home and land sale revenues

	Three Months Ended
	March 31,		Change
	2015	2014	Amount	%
	(Dollars in thousands)
West	$176,817	$136,422	$40,395	30%
Mountain	124,021	100,945	23,076	23%
East	77,081	81,167	(4,086)	(5)%
Total home and land sale revenues	$377,919	$318,534	$59,385	19%

Home and land sale revenues increased $59.4 million year-over-year to $377.9 million, primarily driven by a 14% increase in average selling price and a 4% increase in new home deliveries.

New Home Deliveries

	Three Months Ended March 31,
	2015			2014			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	150	$46,886	$312.6	125	$32,672	$261.4	20%	44%	20%
California	140	68,986	492.8	92	41,100	446.7	52%	68%	10%
Nevada	111	40,914	368.6	120	39,937	332.8	(8)%	2%	11%
Washington	56	20,031	357.7	64	22,713	354.9	(13)%	(12)%	1%
West	457	176,817	386.9	401	136,422	340.2	14%	30%	14%
Colorado	245	111,938	456.9	248	93,383	376.5	(1)%	20%	21%
Utah	31	11,172	360.4	24	7,562	315.1	29%	48%	14%
Mountain	276	123,110	446.1	272	100,945	371.1	1%	22%	20%
Maryland	56	27,156	484.9	77	36,905	479.3	(27)%	(26)%	1%
Virginia	59	29,120	493.6	57	27,267	478.4	4%	7%	3%
Florida	61	20,806	341.1	66	16,995	257.5	(8)%	22%	32%
East	176	77,082	438.0	200	81,167	405.8	(12)%	(5)%	8%
Total	909	$377,009	$414.8	873	$318,534	$364.9	4%	18%	14%

For the 2015 first quarter, the 4% year-over-year increase in new home deliveries was driven almost entirely by our Arizona and California markets, due to significant year-over-year increases in (a) the number of homes in beginning backlog for both markets and (b) the number of specs sold and delivered during the period in California. These improvements were partially offset by decreases in most of our other markets. Most notably, deliveries in Maryland decreased due to a significant decrease in beginning backlog. Washington, Colorado and Florida also decreased, despite significant increases in beginning backlog, due to a drop in the number of spec homes sold and delivered during the period in these markets.

All of our markets experienced year-over-year increases in average selling price. As a result, our total average selling price for the Company increased to $414,800, the highest of any quarter in our history. The improvement in each market’s average selling price was primarily the result of a mix shift to higher-priced communities, particularly in Arizona, California, Colorado and Florida.

Gross Margin

Our gross margin from home sales for the 2015 first quarter decreased 310 basis points year-over-year. The primary drivers of this decrease were lower margins from spec home deliveries due to higher incentives utilized in our efforts to reduce our aged spec inventory coupled with higher land costs. To a lesser extent, margins were adversely impacted by higher construction costs, a $0.8 million year-over-year decline in positive warranty adjustments and a $0.4 million inventory impairment recorded in the 2015 first quarter. Sequentially, our gross margin from home sales decreased 90 basis points from the 2014 fourth quarter as a result of a higher percentage of our 2015 first quarter deliveries coming from aged spec sales consistent with our strategy to reduce our spec inventory levels. Our gross margin percentage excluding inventory impairments and interest in cost of sales for the three months ended March 31, 2015 was 18.8%, compared to 22.2% for the same period in 2014. As we continue to shift our mix of deliveries to a higher proportion of dirt sales (defined as homes with a sales contract before construction is started) in 2015, which generally have lower incentives than the aged spec deliveries, we believe that we have the opportunity to improve our gross margins compared with the levels we realized in the 2015 first quarter. See “Forward-Looking Statements” below. The table set forth below is a reconciliation of our gross margin from home sales to gross margin from home sales excluding inventory impairments and interest in cost of sales, which is a non-GAAP measure.

	Three Months Ended March 31,
	2015	Gross Margin %	2014	Gross Margin %
	(Dollars in thousands)
Gross Margin	$57,802	15.3%	$59,056	18.5%
Less: Land Sale Revenues	(910)		-
Add: Land Cost of Sales	1,125		-
Gross Margin from Home Sales	58,017	15.4%	59,056	18.5%
Add: Inventory Impairments	350		-
Gross Margin from Home Sales Excluding Inventory Impairments (1)	58,367	15.5%	59,056	18.5%
Add: Interest in Cost of Sales	12,491		11,724
Gross Margin from Home Sales Excluding Inventory Impairments and Interest in Cost of Sales (1)	$70,858	18.8%	$70,780	22.2%

(1)

Gross margin from home sales excluding inventory impairments and gross margin from home sales excluding inventory impairments and interest in cost of sales are non-GAAP financial measures. We believe this information is meaningful as it isolates the impact that impairments and interest have on our Gross Margin from Home Sales and permits investors to make better comparisons with our competitors, who also break out and adjust gross margins in a similar fashion.

Inventory Impairments

For the three months ended March 31, 2015, we recorded $0.4 million of inventory impairment charges related to one project in our East segment. No such charges were recorded during the three months ended March 31, 2014.

Selling, General and Administrative (“SG&A”) Expenses

Our SG&A expenses were $50.5 million for the quarter ended March 31, 2015, compared to $48.3 million for the same period in 2014. The increase in SG&A expenses was largely attributable to a $1.7 million increase in commission expenses, due to an increase in home sale revenues, and a $2.6 million increase in marketing expenses, due to the increase in our active communities. These increases were slightly offset by a $2.1 million decrease in general and administrative expenses, resulting primarily from a reduction in compensation and legal expenses.

Our SG&A rate decreased 180 basis points from 15.2% in the 2014 first quarter to 13.4% in the 2015 first quarter. The decrease in our SG&A rate was attributable mostly to an 18% increase in home sale revenues, which outpaced the 5% increase in our SG&A expenses.

Interest and Other Income

In the 2015 first quarter, our interest and other income declined to $1.9 million from $13.5 million in the 2014 first quarter. The decrease was primarily driven by a decline in the gain on sales of marketable securities in 2015 first quarter, as the volume of marketable securities sold decreased. In addition, interest income declined due to a year-over-year reduction in our marketable securities balance.

Early Extinguishment of Debt

During the 2014 first quarter, we redeemed $250 million of senior notes due December 2014, which resulted in an early extinguishment of debt charge of $9.4 million. We recorded no such charge during the 2015 first quarter.

Other Homebuilding Operating Data

Net New Orders:

	Three Months Ended March 31,
	2015				2014				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *
	(Dollars in thousands)
Arizona	225	$59,721	$265.4	2.08	191	$52,392	$274.3	2.32	18%	14%	(3)%	(10)%
California	229	120,963	528.2	3.76	153	75,421	492.9	4.08	50%	60%	7%	(8)%
Nevada	227	86,186	379.7	5.29	150	44,861	299.1	3.16	51%	92%	27%	67%
Washington	112	45,109	402.8	2.99	92	34,017	369.8	2.67	22%	33%	9%	12%
West	793	311,979	393.4	3.18	586	206,691	352.7	2.90	35%	51%	12%	10%
Colorado	490	223,955	457.1	3.82	396	157,613	398.0	3.52	24%	42%	15%	9%
Utah	66	23,531	356.5	3.49	43	14,481	336.8	2.61	53%	62%	6%	34%
Mountain	556	247,486	445.1	3.78	439	172,094	392.0	3.40	27%	44%	14%	11%
Maryland	67	33,370	498.1	2.54	68	31,347	461.0	1.35	(1)%	6%	8%	88%
Virginia	72	34,818	483.6	2.33	59	29,893	506.7	1.87	22%	16%	(5)%	25%
Florida	105	38,838	369.9	2.54	84	25,930	308.7	2.19	25%	50%	20%	16%
East	244	107,026	438.6	2.48	211	87,170	413.1	1.76	16%	23%	6%	41%
Total	1,593	$666,491	$418.4	3.22	1,236	$465,955	$377.0	2.74	29%	43%	11%	18%

* Calculated as total net new orders in period ÷ average active communities during period ÷ number of months in period

The dollar value of our net new orders increased 43% year-over-year, driven primarily by a 29% increase in units and an 11% increase in average sales price. The increase in units was the result of an 18% improvement in our monthly sales absorption rate to 3.22 per community, as demand across most of our markets picked up from the prior year period, and a 10% year-over-year increase in average active communities. Our monthly sales absorption pace was up 10% in our West segment driven by a Company high absorption pace of 5.29 per month in Nevada and an above Company average pace in California due to strong demand experienced in each of these markets. Absorption pace in our Mountain segment was up 11% year-over-year largely due to strong demand experienced in Colorado and improved activity in Utah. Our East segment experienced a 41% improvement in absorption rate as a result of the 2014 first quarter being negatively impacted by severe winter weather in our Virginia and Maryland markets. Most of our markets experienced an increase in average selling price, with the largest increases coming in Nevada, Colorado and Florida primarily due to a mix shift to higher-priced communities and submarkets, such as South Florida, along with stronger pricing power in Nevada and Colorado. Additionally, during the quarter, we were able to increase prices in most of our active subdivisions across most of our markets.

Active Subdivisions:

	March 31,		%
	2015	2014	Change
Arizona	36	31	16%
California	22	15	47%
Nevada	10	17	(41)%
Washington	13	11	18%
West	81	74	9%
Colorado	45	38	18%
Utah	6	6	0%
Mountain	51	44	16%
Maryland	9	15	(40)%
Virginia	10	10	0%
Florida	15	14	7%
East	34	39	(13)%
Total	166	157	6%
Average for quarter ended	165	150	10%

At March 31, 2015, we had 166 active subdivisions, a 6% increase from 157 active subdivisions at March 31, 2014 and a 4% increase from December 31, 2014. The increase in active subdivisions from the same prior year period was the result of significant land acquisition activity during the past two years, particularly in our Arizona, California, and Colorado markets. Active communities in our Nevada market decreased due to a higher than expected level of sales during the 2015 first quarter causing certain communities to close out earlier than expected. However, by the end of 2015, we expect to see a significant increase in our community count in Nevada. See "Forward-Looking Statements" below. The decline in our Maryland market was primarily due to a combination of an increase in our sales absorption pace coupled with certain delays in opening new communities.

Cancellation Rate:

	Three Months Ended March 31,		Change in
	2015	2014	Percentage
Arizona	23%	19%	4%
California	20%	22%	(2)%
Nevada	11%	20%	(9)%
Washington	13%	16%	(3)%
West	17%	19%	(2)%
Colorado	15%	15%	0%
Utah	12%	12%	0%
Mountain	15%	15%	0%
Maryland	13%	28%	(15)%
Virginia	23%	27%	(4)%
Florida	23%	22%	1%
East	20%	25%	(5)%
Total	17%	19%	(2)%

Our cancellation rate for the three months ended March 31, 2015 was 17%, improving slightly from 19% in the prior year period. We experienced improvements in the majority of our markets with large declines in Maryland and Nevada. The improvement in Maryland was the direct result of various efforts to enhance the quality of our backlog, including reduced acceptance of contingencies and more emphasis on creditworthiness before the acceptance of sales contracts. The improvement in Nevada was due to fewer cancellations by buyers due to a stronger market and higher demand.

Backlog:

	March 31,
	2015			2014			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	306	$88,599	$289.5	226	$63,587	$281.4	35%	39%	3%
California	281	149,351	531.5	208	106,121	510.2	35%	41%	4%
Nevada	271	104,686	386.3	170	53,490	314.6	59%	96%	23%
Washington	111	45,216	407.4	74	27,427	370.6	50%	65%	10%
West	969	387,852	400.3	678	250,625	369.7	43%	55%	8%
Colorado	824	382,025	463.6	565	237,413	420.2	46%	61%	10%
Utah	75	25,783	343.8	45	15,232	338.5	67%	69%	2%
Mountain	899	407,808	453.6	610	252,645	414.2	47%	61%	10%
Maryland	79	39,856	504.5	120	57,871	482.3	(34)%	(31)%	5%
Virginia	103	50,864	493.8	105	53,278	507.4	(2)%	(5)%	(3)%
Florida	153	66,569	435.1	112	36,852	329.0	37%	81%	32%
East	335	157,289	469.5	337	148,001	439.2	(1)%	6%	7%
Total	2,203	$952,949	$432.6	1,625	$651,271	$400.8	36%	46%	8%

At March 31, 2015 we had 2,203 homes in backlog with a total value of $952.9 million, representing a year-over-year increase of 578 homes and $301.7 million from March 31, 2014. This quarter marked the third consecutive quarter of year-over-year increases in units in backlog and also was the most units in our backlog since the 2007 third quarter. The increase of the dollar value of homes in backlog was driven by year-over-year increases in net new orders and the average selling price due to a mix shift to higher-priced communities and price increases in certain markets, particularly Nevada and Colorado.

Homes Completed or Under Construction (WIP lots):

	March 31,		%
	2015	2014	Change
Unsold:
Completed	326	484	(33)%
Under construction	419	740	(43)%
Total unsold started homes (spec homes)	745	1,224	(39)%
Sold homes under construction or completed	1,519	1,245	22%
Model homes	279	258	8%
Total homes completed or under construction	2,543	2,727	(7)%

As a result of our ongoing efforts to lower our spec home supply to meet current levels of demand, we reduced the number of spec homes by 39% year-over-year as of March 31, 2015. This decline, which was partially offset by a 22% increase in sold homes under construction or completed, resulted in a 7% decrease in total homes completed or under construction.

Lots Owned and Optioned (including homes completed or under construction):

	March 31, 2015			March 31, 2014
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total	Total % Change
Arizona	2,138	40	2,178	2,861	40	2,901	(25)%
California	1,468	150	1,618	1,779	23	1,802	(10)%
Nevada	1,765	52	1,817	1,591	290	1,881	(3)%
Washington	830	-	830	687	140	827	0%
West	6,201	242	6,443	6,918	493	7,411	(13)%
Colorado	4,089	699	4,788	4,220	1,239	5,459	(12)%
Utah	561	-	561	533	20	553	1%
Mountain	4,650	699	5,349	4,753	1,259	6,012	(11)%
Maryland	399	376	775	427	311	738	5%
Virginia	613	322	935	466	421	887	5%
Florida	936	121	1,057	844	151	995	6%
East	1,948	819	2,767	1,737	883	2,620	6%
Total	12,799	1,808	14,559	13,408	2,635	16,043	(9)%

Lots owned and optioned decreased by 9% from the prior year as we slowed our land acquisition activity during 2014 in response to the declines in demand, which began during the latter half of 2013 and continued through all of 2014. Despite the decline in year-over-year lot supply, we believe that our current lot supply of approximately 3.3 years, which is based on a last-twelve month delivery basis and within our stated strategic range, coupled with our planned acquisition activity, will support expected growth in future periods. See "Forward-Looking Statements" below.

Financial Services

	Three Months Ended
	March 31,		Change
	2015	2014	Amount	%
Financial services revenues	(Dollars in thousands)
Mortgage operations	$6,649	$5,119	1,530	30%
Other	3,942	4,104	(162)	(4)%
Total financial services revenues	$10,591	$9,223	1,368	15%

Financial services pretax income
Mortgage operations	2,792	2,559	233	9%
Other	2,544	2,528	16	1%
Total financial services pretax income	$5,336	$5,087	249	5%

Our financial services pretax income for the quarter ended March 31, 2015 was up 5% to $5.3 million from the 2014 first quarter as our mortgage operations segment experienced a 30% improvement in revenues, primarily due to increases in the volume of and gains on loans locked and sold.

The following table sets forth information for our mortgage operations segment relating to mortgage loans originated and capture rate. “Capture rate” is defined as the number of mortgage loans originated by our mortgage operations segment for our homebuyers as a percent of our total home closings.

	Three Months Ended		% or
	March 31,		Percentage
	2015	2014	Change
Total Originations:	(Dollars in thousands)
Loans	493	514	(4)%
Principal	$166,912	$158,953	5%
Capture Rate Data:
Capture rate as % of all homes delivered	53%	58%	(5)%
Capture rate as % of all homes delivered (excluding cash sales)	57%	62%	(5)%
Mortgage Loan Origination Product Mix:
FHA loans	15%	14%	1%
Other government loans (VA & USDA)	28%	29%	(1)%
Total government loans	43%	43%	0%
Conventional loans	57%	57%	0%
	100%	100%	0%
Loan Type:
Fixed rate	97%	93%	4%
ARM	3%	7%	(4)%
Credit Quality:
Average FICO Score	736	736	0%
Other Data:
Average Combined LTV ratio	84%	85%	(1)%
Full documentation loans	100%	100%	0%
Loans Sold to Third Parties:
Loans	566	604	(6)%
Principal	$189,411	$185,851	2%

Income Taxes

We had income tax expense of $4.9 million for three months ended March 31, 2015, compared to $7.1 million for the same period in 2014. For the quarters ended March 31, 2015 and 2014, we recorded our income tax provisions based on effective tax rates of 36.8% and 38.3%, respectively.

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

Our critical accounting estimates and policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

We have marketable debt and equity securities. Our debt securities consist primarily of floating and fixed rate interest earning debt securities, which may include, among others, corporate debt, United States government and government agency debt. Our equity securities consist of holdings in corporate equities and holdings in mutual fund securities, which are invested mostly in debt securities.

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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of March 31, 2015.

As of March 31, 2015, we had $15.0 million in borrowings and $10.0 million in letters of credit outstanding under the Revolving Credit Facility, leaving remaining borrowing capacity of $525.0 million.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”) that will expire on September 18, 2015. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. The Mortgage Repurchase Facility, which had a temporary increase in the maximum aggregate commitment from $50 million to $80 million from December 29, 2014 through January 28, 2015, had a maximum aggregate commitment of $50 million as of March 31, 2015. At March 31, 2015 and December 31, 2014, HomeAmerican had $40.0 million and $60.8 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under our Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is LIBOR-based. The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth Ratio, (iii) a minimum Adjusted Net Income requirement, and (iv) a minimum Liquidity requirement. The foregoing terms are defined in the Mortgage Repurchase Facility. We believe we were in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of March 31, 2015.

Dividends

During each of the quarters ended March 31, 2015 and 2014, we paid a dividend of $0.25 per share, respectively.

MDC Common Stock Repurchase Program

At March 31, 2015, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the quarter ended March 31, 2015.

Consolidated Cash Flow

During the three months ended March 31, 2015, we generated $15.4 million of cash from operating activities, primarily resulting from net income of $8.4 million, a $23.7 million decrease in mortgage loans held-for-sale and $7.1 million in non-cash reconciling items. These items were partially offset by a $19.7 million decrease in accounts payable and accrued liabilities and an increase of $6.1 million in receivables.

During the three months ended March 31, 2015, we used $6.3 million in cash for investing activities, primarily attributable to the purchase of $20.5 million of marketable securities partially offset by the sale or maturity of $14.5 million of marketable securities.

During the three months ended March 31, 2015, we used $33.0 million in cash from financing activities related to the net repayments totaling $20.8 million on our mortgage repurchase facility and a quarterly dividend payment of $12.2 million.

Off-Balance Sheet Arrangements

Lot Option Purchase Contracts. In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At March 31, 2015, we had deposits of $10.2 million in the form of cash and $2.2 million in the form of letters of credit that secured option contracts to purchase 1,760 lots for a total estimated purchase price of $176.4 million.

Surety Bonds and Letters of Credit. At March 31, 2015, we had issued and outstanding surety bonds and letters of credit totaling $147.1 million and $25.8 million, respectively, including $15.8 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $47.7 million and $2.7 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

We have made no material guarantees with respect to third-party obligations.

IMPACT OF INFLATION, CHANGING PRICES AND ECONOMIC CONDITIONS

The impact of inflation and changing prices have not changed materially from the disclosure in our December 31, 2014 Annual Report on Form 10-K.

OTHER

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, as well as statements made by us in periodic press releases, oral statements made by our officials in the course of presentations about the Company and conference calls in connection with quarterly earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operations, cash flows, strategies and prospects. These forward-looking statements may be identified by terminology such as “likely,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be considered. Additionally, information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 and Item 1A of Part II of this Quarterly Report on Form 10-Q.

Item 3.               Quantitative and Qualitative Disclosures About Market Risk

Our cash and investment policy and strategy is to achieve an appropriate investment return while preserving principal and managing risk. Our cash and cash equivalents may include immediately available commercial bank deposits, commercial paper, money market funds, certificates of deposit and time deposits. Our marketable securities contain both debt and equity instruments, held directly or through mutual funds. Our debt securities consist primarily of floating and fixed rate interest earning debt securities, which may include, among others, United States government and government agency debt and corporate debt. Our equity securities consist of holdings in mutual fund securities, which invest mostly in debt securities and holdings in corporate equities. The remaining equity securities in our investment portfolio are holdings in corporate equities. The market value and/or income derived from our debt and equity securities can be negatively impacted by a number of market risk factors, including changes in interest rates, general economic conditions and equity markets. As of March 31, 2015, we had marketable securities in unrealized gain positions totaling $5.1 million. There can be no assurances that the cost basis of these securities will be recovered in the future. If we elect to sell, or are otherwise were required to sell these securities, we could be required to record losses if the market values do not increase prior to any sales. Such losses, if any, would be recorded as a component of our results of operations.

We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments and debt. Derivative instruments utilized in the normal course of business by HomeAmerican include interest rate lock commitments and forward sales of mortgage-backed securities, which are used to manage the price risk on fluctuations in interest rates on our mortgage loans in inventory and interest rate locked commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed at March 31, 2015 had an aggregate principal balance of approximately $87.6 million, all of which were under interest rate lock commitments at an average interest rate of 3.55%. In addition, HomeAmerican had mortgage loans held-for-sale with an aggregate principal balance of $62.9 million at March 31, 2015, of which $18.6 million had not yet been committed to a mortgage purchaser and had an average interest rate of 3.57%. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale which had not yet been committed to a mortgage purchaser, HomeAmerican had forward sales of securities totaling $71.5 million at March 31, 2015.

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

We utilize our Revolving Credit Facility, our Mortgage Repurchase Facility and senior notes in our financing strategy. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but does not affect our earnings or cash flows. We do not have an obligation to prepay our senior notes prior to maturity and, as a result, interest rate risk and changes in fair value do not have an impact on our financial position, results of operations or cash flows. For variable rate debt such as our Revolving Credit Facility and Mortgage Repurchase Facility, changes in interest rates generally do not affect the fair value of the outstanding borrowing on the debt facilities, but does affect our earnings and cash flows. See “Forward-Looking Statements” above.

Item 4.                  Controls and Procedures

(a)     Conclusion regarding the effectiveness of disclosure controls and procedures - An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision, and with the participation, of our management, including the Chief Executive Officer (principle executive officer) and the Chief Financial Officer (principal financial officer).  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.             Risk Factors

There have been no significant changes in the risk factors previously identified as being attendant to our business in our Annual Report on Form 10-K for the year ended December 31, 2014. For a more complete discussion of other risk factors that affect our business, see “Risk Factors” in our Form 10-K for the year ended December 31, 2014, which include the following:

●	Changes in general economic, real estate and other business conditions may have an adverse effect on the homebuilding and mortgage industries, which could have a negative impact on our business.

●	Increased competition levels in the homebuilding and mortgage lending industries could have a negative impact on our homebuilding and mortgage operations.

●	If land is not available at reasonable prices or terms, we could be required to scale back our operations in a given market and/or we may operate at lower levels of profitability.

●	Supply shortages and other risks related to the demand for skilled labor and building materials could increase costs and delay deliveries.

●

If mortgage interest rates rise, if down payment requirements are increased, if loan limits are decreased, or if mortgage financing otherwise becomes less available, it could adversely affect our business.

●	Expirations, amendments or changes to tax laws, incentives or credits currently available to our customers may negatively impact our business.

●	Increases in our cancellations could have a negative impact on our business.

●	A decline in the market value of our homes or carrying value of our land would have a negative impact on our business.

●	Natural disasters could cause an increase in home construction costs, as well as delays, and could negatively impact our business.

●	Change in energy prices may have an adverse effect on the economies in certain markets we operate in and our cost of building homes.

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

●	In the ordinary course of business, we are required to obtain surety bonds, the unavailability of which could adversely affect our business.

●	Decreases in the market value of our investments in marketable securities could have an adverse impact on our business.

●	Product liability litigation and warranty claims that arise in the ordinary course of business may be costly.

●	Repurchase requirements associated with HomeAmerican’s sale of mortgage loans, could negatively impact our business.

●	Because of the seasonal nature of our business, our quarterly operating results can fluctuate.

●	We are dependent on the services of key employees, and the loss of their services could hurt our business.

●	The interests of certain controlling shareholders may be adverse to investors

●	Information technology failures and data security breaches could harm our business.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any shares during the three months ended March 31, 2015. Additionally, there were no sales of unregistered equity securities during the period.

Item 3.               Defaults Upon Senior Securities

Not applicable.

Item 4.               Mine Safety Disclosures

Not applicable.

Item 5.               Other Information

Not applicable.

Item 6.	Exhibits

10.1	Second Amendment to the M.D.C. Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 24, 2015). *

10.2

First Amendment to the M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed March 24, 2015). *

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

101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

____________________

* Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2015	M.D.C. HOLDINGS, INC.
(Registrant)

	By:	/s/ John M. Stephens
John M. Stephens Senior Vice President, Chief Financial Officer and Principal Accounting Officer (principal financial officer and duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Second Amendment to the M.D.C. Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 24, 2015). *

10.2	First Amendment to the M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed March 24, 2015). *

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

____________________

* Incorporated by reference.