Form 10-Q
period 2015-06-30
MDC HOLDINGS INC
filed 2015-08-04
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, 48,883,924 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

(i)

ITEM 1.     Unaudited Consolidated Financial Statements

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets.

	June 30,	December 31,
	2015	2014
	(Dollars in thousands, except
	per share amounts)
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$148,226	$122,642
Marketable securities	123,105	140,878
Restricted cash	4,944	2,816
Trade and other receivables	27,120	28,555
Inventories:
Housing completed or under construction	774,069	732,692
Land and land under development	898,398	935,268
Total inventories	1,672,467	1,667,960
Property and equipment, net	29,101	30,491
Deferred tax asset, net	123,519	140,486
Metropolitan district bond securities (related party)	22,259	18,203
Prepaid and other assets	68,702	67,996
Total homebuilding assets	2,219,443	2,220,027
Financial Services:
Cash and cash equivalents	32,062	31,183
Marketable securities	14,438	15,262
Mortgage loans held-for-sale, net	79,728	88,392
Other assets	6,265	3,574
Total financial services assets	132,493	138,411
Total Assets	$2,351,936	$2,358,438
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$33,956	$35,445
Accrued liabilities	116,034	115,117
Revolving credit facility	15,000	15,000
Senior notes, net	846,752	846,450
Total homebuilding liabilities	1,011,742	1,012,012
Financial Services:
Accounts payable and accrued liabilities	53,969	57,268
Mortgage repurchase facility	50,000	60,822
Total financial services liabilities	103,969	118,090
Total Liabilities	1,115,711	1,130,102
Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 48,885,411 and 48,831,639 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	489	488
Additional paid-in-capital	912,921	909,974
Retained earnings	311,412	307,419
Accumulated other comprehensive income	11,403	10,455
Total Stockholders' Equity	1,236,225	1,228,336
Total Liabilities and Stockholders' Equity	$2,351,936	$2,358,438

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share amounts)
	(Unaudited)
Homebuilding:
Home sale revenues	$461,708	$430,743	$838,717	$749,277
Land sale revenues	-	518	910	518
Total home and land sale revenues	461,708	431,261	839,627	749,795
Home cost of sales	(385,019)	(356,175)	(703,661)	(615,653)
Land cost of sales	-	(522)	(1,125)	(522)
Inventory impairments	-	(850)	(350)	(850)
Total cost of sales	(385,019)	(357,547)	(705,136)	(617,025)
Gross margin	76,689	73,714	134,491	132,770
Selling, general and administrative expenses	(54,781)	(49,798)	(105,313)	(98,140)
Interest and other income	2,720	4,613	4,574	18,162
Interest expense	-	-	-	(685)
Other expense	(1,055)	(1,080)	(2,189)	(1,693)
Loss on early extinguishment of debt	-	-	-	(9,412)
Homebuilding pretax income	23,573	27,449	31,563	41,002

Financial Services:
Revenues	11,420	11,491	22,011	20,714
Expenses	(4,207)	(5,615)	(10,366)	(10,539)
Interest and other income	1,096	701	2,000	1,489
Financial services pretax income	8,309	6,577	13,645	11,664

Income before income taxes	31,882	34,026	45,208	52,666
Provision for income taxes	(11,884)	(12,484)	(16,790)	(19,620)
Net income	$19,998	$21,542	$28,418	$33,046

Other comprehensive income (loss) related to available for sale securities, net of tax	(360)	2,327	948	(1,719)
Comprehensive income	$19,638	$23,869	$29,366	$31,327

Earnings per share:
Basic	$0.41	$0.44	$0.58	$0.68
Diluted	$0.41	$0.44	$0.58	$0.67

Weighted average common shares outstanding
Basic	48,768,021	48,640,979	48,741,476	48,613,521
Diluted	49,005,037	48,852,696	48,954,059	48,842,527

Dividends declared per share	$0.25	$0.25	$0.50	$0.50

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2015	2014
	(Dollars in thousands)
	(Unaudited)
Operating Activities:
Net income	$28,418	$33,046
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on early extinguishment of debt	-	9,412
Stock-based compensation expense	2,591	2,550
Depreciation and amortization	2,092	1,933
Inventory impairments	350	-
Gain on sale of marketable securities	(462)	(6,356)
Amortization of discount / premiums on marketable debt securities, net	100	422
Deferred income tax expense (benefit)	16,267	19,554
Net changes in assets and liabilities:
Restricted cash	(2,128)	7
Trade and other receivables	(292)	(8,409)
Mortgage loans held-for-sale	8,664	34,201
Housing completed or under construction	(41,474)	(122,368)
Land and land under development	36,919	(62,746)
Prepaid expenses and other assets	(3,118)	(9,615)
Accounts payable and accrued liabilities	(3,418)	12,097
Net cash provided by (used in) operating activities	44,509	(96,272)

Investing Activities:
Purchases of marketable securities	(34,679)	(382,279)
Maturities of marketable securities	1,510	159,789
Sales of marketable securities	50,179	306,769
Purchases of property and equipment	(421)	(1,354)
Net cash provided by investing activities	16,589	82,925

Financing Activities:
Payments on mortgage repurchase facility, net	(10,822)	(30,876)
Proceeds from issuance of senior notes	-	248,375
Repayment of senior notes	-	(259,118)
Advances on revolving credit facility	-	10,000
Dividend payments	(24,425)	(24,412)
Proceeds from exercise of stock options	612	71
Net cash used in financing activities	(34,635)	(55,960)

Net increase (decrease) in cash and cash equivalents	26,463	(69,307)
Cash and cash equivalents:
Beginning of period	153,825	199,338
End of period	$180,288	$130,031

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. ("MDC," “the Company," “we,” “us,” or “our” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at June 30, 2015 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2014.

2.	Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which is a comprehensive new revenue recognition model. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for our interim and annual reporting periods beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We do not plan to early adopt the guidance and are currently evaluating the impact the pronouncement will have on our consolidated financial statements and related disclosures.

In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures ("ASU 2014-11"), which makes limited amendments to Accounting Standards Codification (“ASC”) Topic 860, "Transfers and Servicing." ASU 2014-11 requires entities to account for repurchase-to-maturity transactions as secured borrowings, eliminates accounting guidance on linked repurchase financing transactions, and expands disclosure requirements related to certain transfers of financial assets. The only changes in ASU 2014-11 that are applicable to our consolidated financial statements are the disclosures for repurchase agreements effective for our fiscal periods beginning January 1, 2015 and interim periods beginning April 1, 2015. This guidance did not have a material impact on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which amends the consolidation requirements in ASC 810, primarily related to limited partnerships and variable interest entities. ASU 2015-02 is effective for our interim and annual reporting periods beginning January 1, 2016. Early adoption is permitted. This guidance is not expected to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-03 is effective for our interim and annual reporting periods beginning January 1, 2016. This guidance is not expected to have a material impact on our consolidated financial statements.

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements (“ASU 2015-10”), which amends previously issued guidance on several topics. ASU 2015-10 is effective for our interim and annual reporting periods beginning January 1, 2016. The amendments in ASU 2015-10 are not expected to have a material impact on our consolidated financial statements.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

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

Our financial services business consists of the operations of the following operating segments: (1) HomeAmerican Mortgage Corporation (“HomeAmerican”); (2) Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”); (3) StarAmerican Insurance Ltd. (“StarAmerican”); (4) American Home Insurance Agency, Inc.; and (5) American Home Title and Escrow Company. Due to its contributions to consolidated pretax income, we consider HomeAmerican to be a reportable segment (“Mortgage operations”). The remaining operating segments have been aggregated into one reportable segment (“Other”) because they do not individually exceed 10 percent of: (1) consolidated revenue; (2) the greater of (A) the combined reported profit of all operating segments that did not report a loss or (B) the positive value of the combined reported loss of all operating segments that reported losses; or (3) consolidated assets.

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

The table set forth below summarizes home and land sale revenues for our homebuilding operations and revenues for our financial services operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Homebuilding
West	$217,701	$189,661	$394,518	$326,083
Mountain	156,893	146,665	280,914	247,610
East	87,114	94,935	164,195	176,102
Total home and land sale revenues	$461,708	$431,261	$839,627	$749,795

Financial Services
Mortgage operations	$7,104	$7,352	$13,753	$12,471
Other	4,316	4,139	8,258	8,243
Total financial services revenues	$11,420	$11,491	$22,011	$20,714

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The following table summarizes pretax income for our homebuilding and financial services operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Homebuilding
West	$15,597	$16,695	$24,100	$29,345
Mountain	14,970	12,182	22,390	19,541
East	19	5,296	(402)	7,957
Corporate	(7,013)	(6,724)	(14,525)	(15,841)
Total homebuilding pretax income	$23,573	$27,449	$31,563	$41,002

Financial Services
Mortgage operations	$4,097	$4,501	$6,889	$7,060
Other	4,212	2,076	6,756	4,604
Total financial services pretax income	$8,309	$6,577	$13,645	$11,664

Total pretax income	$31,882	$34,026	$45,208	$52,666

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

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)
Homebuilding assets
West	$916,311	$893,970
Mountain	508,749	516,971
East	339,147	343,718
Corporate	455,236	465,368
Total homebuilding assets	$2,219,443	$2,220,027

Financial services assets
Mortgage operations	$87,596	$94,265
Other	44,897	44,146
Total financial services assets	$132,493	$138,411

Total assets	$2,351,936	$2,358,438

4.	Earnings Per Share

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share amounts)
Numerator
Net income	$19,998	$21,542	$28,418	$33,046
Less: distributed earnings allocated to participating securities	(23)	(49)	(48)	(101)
Less: undistributed earnings allocated to participating securities	(15)	(37)	(9)	(39)
Net income attributable to common stockholders (numerator for basic earnings per share)	19,960	21,456	28,361	32,906
Add back: undistributed earnings allocated to participating securities	15	37	9	39
Less: undistributed earnings reallocated to participating securities	(15)	(37)	(9)	(38)
Numerator for diluted earnings per share under two class method	$19,960	$21,456	$28,361	$32,907

Denominator
Weighted-average common shares outstanding	48,768,021	48,640,979	48,741,476	48,613,521
Add: dilutive effect of stock options	237,016	211,717	212,583	229,006
Denominator for diluted earnings per share under two class method	49,005,037	48,852,696	48,954,059	48,842,527

Basic Earnings Per Common Share	$0.41	$0.44	$0.58	$0.68
Diluted Earnings Per Common Share	$0.41	$0.44	$0.58	$0.67

Diluted EPS for the three and six months ended June 30, 2015 excluded options to purchase approximately 3.6 million and 3.6 million shares, respectively, of common stock because the effect of their inclusion would be anti-dilutive. For the same periods in 2014, diluted EPS excluded options to purchase approximately 4.2 million and 4.0 million shares, respectively.

5.	Accumulated Other Comprehensive Income

The following table sets forth our changes in accumulated other comprehensive income (“AOCI”):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Unrealized gains (losses) on available-for-sale marketable securities [1] :
Beginning balance	$3,142	$3,609	$2,775	$7,655
Other comprehensive income (loss) before reclassifications	(1,260)	1,633	(900)	1,600
Amounts reclassified from AOCI [2]	(293)	104	(286)	(3,909)
Ending balance	$1,589	$5,346	$1,589	$5,346

Unrealized gains on available-for-sale metropolitan district bond securities [1] :
Beginning balance	$8,621	$3,920	$7,680	$3,920
Other comprehensive income before reclassifications	1,193	590	2,134	590
Amounts reclassified from AOCI	-	-	-	-
Ending balance	$9,814	$4,510	$9,814	$4,510

Total ending AOCI	$11,403	$9,856	$11,403	$9,856

(1)	All amounts net-of-tax.
(2)	See separate table below for details about these reclassifications.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The following table sets forth the activity related to reclassifications out of accumulated other comprehensive income related to available for sale securities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Affected Line Item in the Statements of Operations	2015	2014	2015	2014
	(Dollars in thousands)
Homebuilding interest and other income	$137	$(176)	$125	$6,361
Financial services interest and other income	336	7	337	(5)
Income before income taxes	473	(169)	462	6,356
Provision for income taxes	(180)	65	(176)	(2,447)
Net income	$293	$(104)	$286	$3,909

6.	Fair Value Measurements

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

The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis:

		Fair Value
Financial Instrument	Hierarchy	June 30, 2015	December 31, 2014
		(Dollars in thousands)
Marketable securities (available-for-sale)
Equity securities	Level 1	$134,609	$129,560
Debt securities - maturity less than 1 year	Level 2	2,399	1,511
Debt securities - maturity 1 to 5 years	Level 2	167	7,643
Debt securities - maturity greater than 5 years	Level 2	368	17,426
Total available-for-sale marketable securities		$137,543	$156,140

Mortgage loans held-for-sale, net	Level 2	$79,728	$88,392

Metropolitan district bond securities (related party) (available-for-sale)	Level 3	$22,259	$18,203

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and cash equivalents, restricted cash, trade and other receivables, prepaid and other assets, accounts payable, and accrued liabilities. Fair value approximates carrying value.

Marketable Securities.  We have marketable debt and equity securities.  Our equity securities consist of holdings in corporate equities and holdings in mutual fund securities, which are primarily invested in debt securities. Our debt securities consist primarily of fixed and floating rate interest earning debt securities, which may include, among others, United States government and government agency debt and corporate debt. We measure the fair value of our debt securities using a third party pricing service that either provides quoted prices in less active markets for identical or similar securities or uses observable inputs for their pricing, both of which are level 2 inputs. As of June 30, 2015 and December 31, 2014, all of our marketable securities were treated as available-for-sale investments and, as such, we have recorded all of our marketable securities at fair value with changes in fair value being recorded as a component of AOCI.

Each quarter we assess all of our securities in an unrealized loss position for potential other-than-temporary impairment (“OTTI”). Our assessment includes a consideration of many factors, both qualitative and quantitative, including the amount of the unrealized loss, the period of time the security has been in a loss position, the financial condition of the issuer and whether we have the intent and ability to hold the securities, among other factors. Based on our assessments, no OTTI was recorded for the three and six months ended June 30, 2015 or 2014.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The following table sets forth the amortized cost and estimated fair value of our available-for-sale marketable securities:

	June 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Homebuilding:
Equity securities	$120,061	$122,737	$116,009	$120,274
Debt securities	360	368	20,660	20,604
Total homebuilding available-for-sale marketable securities	$120,421	$123,105	$136,669	$140,878

Financial Services:
Equity securities	$12,026	11,872	$9,028	$9,286
Debt securities	2,532	2,566	5,930	5,976
Total financial services available-for-sale marketable securities	$14,558	$14,438	$14,958	$15,262

Total available-for-sale marketable securities	$134,979	$137,543	$151,627	$156,140

As of June 30, 2015 and December 31, 2014, our marketable securities were in net unrealized gain positions totaling $2.6 million and $4.5 million, respectively. Our marketable securities that were in unrealized loss positions aggregated to unrealized losses of $3.1 million and $3.1 million as of June 30, 2015 and December 31, 2014, respectively. The table below sets forth the debt and equity securities that were in an aggregate loss position. We do not believe that the unrealized loss related to our equity securities as of June 30, 2015 is material to our operations.

	June 30, 2015			December 31, 2014
	Number of Securities in Loss Position	Aggregate Loss Position	Aggregate Fair Value of Securities in a Loss Position	Number of Securities in Loss Position	Aggregate Loss Position	Aggregate Fair Value of Securities in a Loss Position
	(Dollars in thousands)
Type of Investment
Debt	-	$-	$-	52	$(359)	$14,536
Equity	10	(3,066)	89,948	6	(2,738)	74,999
Total	10	$(3,066)	$89,948	58	$(3,097)	$89,535

The following table sets forth gross realized gains and losses from the sale of available-for-sale marketable securities, which were included in either interest and other income in the homebuilding section or interest and other income in the financial services section of our consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Gross realized gains on sales of available-for-sale securities
Equity securities	$638	$-	$875	$5,518
Debt securities	205	100	371	1,920
Total	$843	$100	$1,246	$7,438

Gross realized losses on sales of available-for-sale securities
Equity securities	$(232)	$(467)	$(557)	$(709)
Debt securities	(138)	(182)	(227)	(373)
Total	$(370)	$(649)	$(784)	$(1,082)

Net realized gain (loss) on sales of available-for-sale securities	$473	$(549)	$462	$6,356

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Mortgage Loans Held-for-Sale, Net.  As of June 30, 2015, the primary components of our mortgage loans held-for-sale that are measured at fair value on a recurring basis are: (1) mortgage loans held-for-sale under commitments to sell; and (2) mortgage loans held-for-sale not under commitments to sell. At June 30, 2015 and December 31, 2014, we had $64.7 million and $74.2 million, respectively, of mortgage loans held-for-sale under commitments to sell for which fair value was based upon Level 2 inputs, which were the quoted market prices for those mortgage loans. At June 30, 2015 and December 31, 2014, we had $15.0 million and $14.2 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input.

Metropolitan District Bond Securities (Related Party).  The Metropolitan district bond securities (the “Metro Bonds”) are included in the homebuilding section of our accompanying consolidated balance sheets. We acquired the Metro Bonds from a quasi-municipal corporation in the state of Colorado (the “Metro District”), which was formed to help fund and maintain the infrastructure associated with a master-planned community being developed by our Company. Cash flows received by the Company from these securities reflect principal and interest payments from the Metro District, which are generally received in the fourth quarter, and are supported by an annual levy on the taxable value of real estate and personal property within the Metro District’s boundaries. The stated year of maturity for the Metro Bonds is 2037. However, if the unpaid principal and all accrued interest are not paid off by the year 2037, the Company will continue to receive principal and interest payments in perpetuity until the unpaid principal and accrued interest is paid in full. Since 2007 and through the first quarter of 2013, we accounted for these securities under the cost recovery method and they were not carried at fair value in accordance with ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”).

In the second quarter of 2013, we determined that these securities no longer were required to be accounted for under the cost recovery method due to an increase in the number of new homes delivered in the community coupled with improvements in property values within the Metro District. In accordance with ASC 310-30, we adjust the bond principal balance using an interest accretion model that utilizes future cash flows expected to be collected. Furthermore, as this investment is accounted for as an available-for-sale asset, we update its fair value on a quarterly basis, with the adjustment being recorded through AOCI. The fair value is based upon a discounted future cash flow model, which uses Level 3 inputs. The two primary unobservable inputs used in our discounted cash flow model are the forecasted number of homes to be closed, as they drive any increases to the tax base for the Metro District, and the discount rate. Cash receipts, which are typically only received in the fourth quarter, reduce the carrying value of the Metro Bonds. The table below provides quantitative data, as of June 30, 2015, regarding each unobservable input and the sensitivity of fair value to potential changes in those unobservable inputs.

	Quantitative Data		Sensitivity Analysis
Unobservable Input	Range	Weighted Average	Movement in Fair Value from Increase in Input	Movement in Fair Value from Decrease in Input
Number of homes closed per year	0 to 130	93	Increase	Decrease
Discount rate	5% to 12%	8.8%	Decrease	Increase

The table set forth below summarizes the activity for our Metro Bonds:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$19,978	$13,027	$18,203	$12,729
Increase in fair value (recorded in other comprehensive income)	1,925	959	3,343	959
Change due to accretion of principal	356	305	713	603
Cash receipts	-	-	-	-
Balance at end of period	$22,259	$14,291	$22,259	$14,291

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

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
5⅝% Senior Notes due February 2020, net	$246,752	$263,203	$246,450	$257,950
5½% Senior Notes due January 2024	250,000	245,369	250,000	242,608
6% Senior Notes due January 2043	350,000	294,000	350,000	296,555
Total	$846,752	$802,572	$846,450	$797,113

7.	Inventories

The following table sets forth, by reportable segment, information relating to our homebuilding inventories:

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$389,850	$343,134
Mountain	249,029	220,489
East	135,190	169,069
Subtotal	774,069	732,692
Land and Land Under Development:
West	483,032	507,252
Mountain	235,019	277,583
East	180,347	150,433
Subtotal	898,398	935,268
Total Inventories	$1,672,467	$1,667,960

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

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

If events or circumstances indicate that the carrying value of our inventory may not be recoverable, assets are reviewed for impairment by comparing the undiscounted estimated future cash flows from an individual subdivision to its carrying value. If the undiscounted future cash flows are less than the subdivision’s carrying value, the carrying value of the subdivision is written down to its estimated fair value. We generally determine the estimated fair value of each subdivision by determining the present value of the estimated future cash flows at discount rates that are commensurate with the risk of the subdivision under evaluation. We recognized no inventory impairments during the three months ended June 30, 2015. For the six months ended June 30, 2015, we recorded $0.4 million of inventory impairment charges related to one project in our East segment. For the three and six months ended June 30, 2014, we recorded $0.9 million of inventory impairment charges related to two projects in our East segment.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Homebuilding interest incurred	$13,305	$16,530	$26,556	$35,712
Less: Interest capitalized	(13,305)	(16,530)	(26,556)	(35,027)
Homebuilding interest expensed	$-	$-	$-	$685

Interest capitalized, beginning of period	$79,991	$80,928	$79,231	$74,155
Plus: Interest capitalized during period	13,305	16,530	26,556	35,027
Less: Previously capitalized interest included in home and land cost of sales	(14,439)	(16,522)	(26,930)	(28,246)
Interest capitalized, end of period	$78,857	$80,936	$78,857	$80,936

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

9.	Homebuilding Prepaid Expenses and Other Assets

The following table sets forth the components of homebuilding prepaid expenses and other assets:

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)
Land option deposits	$14,625	$12,895
Deferred marketing costs	30,785	29,231
Prepaid expenses	3,176	5,104
Goodwill	6,008	6,008
Deferred debt issuance costs, net	12,174	13,004
Other	1,934	1,754
Total	$68,702	$67,996

10.	Homebuilding Accrued Liabilities and Financial Services Accounts Payable and Accrued Liabilities

The following table sets forth information relating to homebuilding accrued liabilities:

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)
Customer and escrow deposits	$23,883	$16,728
Warranty accrual	17,253	18,346
Accrued compensation and related expenses	19,421	27,541
Accrued interest	23,234	23,234
Land development and home construction accruals	11,670	10,108
Other accrued liabilities	20,573	19,160
Total accrued liabilities	$116,034	$115,117

The following table sets forth information relating to financial services accounts payable and accrued liabilities:

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)
Insurance reserves	$47,389	$50,470
Accounts payable and other accrued liabilities	6,580	6,798
Total accounts payable and accrued liabilities	$53,969	$57,268

11.	Warranty Accrual

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The table set forth below summarizes warranty accrual, payment and adjustment activity for the three and six months ended June 30, 2015 and 2014. As a result of favorable warranty payment experience relative to our estimates at the time of home closing, we reduced our warranty reserve by $0.2 million for the three and six months ended June 30, 2015 compared to $1.3 million and $2.1 million for the three and six months ended June 30, 2014, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$17,761	$21,447	$18,346	$22,238
Expense provisions	1,329	1,243	2,444	2,157
Cash payments	(1,624)	(1,237)	(3,324)	(2,142)
Adjustments	(213)	(1,275)	(213)	(2,075)
Balance at end of period	$17,253	$20,178	$17,253	$20,178

12.	Insurance Reserves

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

The table set forth below summarizes the insurance reserve activity for the three and six months ended June 30, 2015 and 2014. The insurance reserve is included as a component of accrued liabilities in the financial services section of the accompanying consolidated balance sheets.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$50,015	$49,076	$50,470	$49,637
Expense provisions	1,576	1,737	2,849	3,047
Cash payments, net of recoveries	(2,702)	(1,450)	(4,430)	(3,321)
Adjustments	(1,500)	-	(1,500)	-
Balance at end of period	$47,389	$49,363	$47,389	$49,363

The $1.5 million adjustment to decrease our insurance reserve during the three and six months ended June 30, 2015 primarily resulted from a decrease in insurance claim payment severity and frequency relative to prior period estimates. No such adjustment was required for the three or six months ended June 30, 2014.

In the ordinary course of business, we make payments from our insurance reserves to settle litigation claims arising primarily from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the three and six months ended June 30, 2015 and 2014 are not necessarily indicative of what future cash payments will be for subsequent periods.

13.	Income Taxes

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. Our overall effective income tax rates were 37.3% and 37.1% for the three and six months ended June 30, 2015, respectively, compared to 36.7% and 37.3% for the three and six months ended June 30, 2014, respectively. The rates for the three and six months ended June 30, 2015 resulted in income tax expense of $11.9 million and $16.8 million, respectively, compared to income tax expense of $12.5 million and $19.6 million for the three and six months ended June 30, 2014.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

At June 30, 2015 and December 31, 2014 we had deferred tax assets, net of deferred tax liabilities, of $136.9 million and $153.5 million, respectively. Included in our deferred tax assets at June 30, 2015 are $35.5 million and $34.0 million of federal and state net operating loss carryforwards, respectively. Our net deferred tax assets at June 30, 2015 and December 31, 2014 were partially offset by valuation allowances of $13.4 million and $13.0 million, respectively, related to (1) various state net operating loss carryforwards where realization is more uncertain at this time due to the more limited carryforward periods that exist in certain states and (2) the portion of the amount by which the carrying value of our Metro Bonds for tax purposes exceeds our carrying value for book purposes, as we believe realization of that portion is more uncertain at this time.

14.	Senior Notes

The following table sets forth the carrying amount of our senior notes as of June 30, 2015 and December 31, 2014, net of applicable discounts:

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)
5⅝% Senior Notes due February 2020, net	$246,752	$246,450
5½% Senior Notes due January 2024	250,000	250,000
6% Senior Notes due January 2043	350,000	350,000
Total	$846,752	$846,450

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

We account for share-based awards in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”), which requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period. Stock-based compensation awards are valued at fair value on the date of grant. The following table sets forth share-based award expense activity for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Stock option grant expense	$1,123	$609	$1,499	$1,202
Restricted stock awards expense	593	649	1,092	1,348
Total stock based compensation	$1,716	$1,258	$2,591	$2,550

On May 18, 2015, the Company granted a non-qualified stock option to each of the Chief Executive Officer and the Chief Operating Officer for 1,000,000 shares of common stock under the Company’s 2011 Equity Incentive Plan. The terms of each option provide that, over a five year period, one third of the option shares will vest as of each of the third, fourth, and fifth anniversary dates of the grant of the option; provided that all unvested option shares will vest immediately in the event the closing price of the Company’s stock as reported by the New York Stock Exchange in any 20 out of 30 consecutive trading days closes at a price equal to or greater than 120% of the closing price on the date of grant (the “market-based condition”). The option exercise price is equal to the closing price of the Company’s common stock on the date of grant, which was $28.45 and the expiration date of each option is May 18, 2025. In accordance with ASC 718, the market-based awards were assigned a fair value of $5.62 per share on the date of grant using a Monte Carlo simulation model. In accordance with the valuation model used, the total $11.2 million in expense is expected to be recorded on a straight-line basis by the end of the 2016 second quarter. See “Forward-Looking Statements” in Item 2. However, if at such time these options vest under the market-based condition prior to the end of the expected expense term, all remaining expense will be recognized immediately.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

16.	Commitments and Contingencies

Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At June 30, 2015, we had issued and outstanding surety bonds and letters of credit totaling $149.4 million and $27.3 million, respectively, including $15.2 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $45.8 million and $6.4 million, respectively. The letters of credit as of June 30, 2015, excluding those issued by HomeAmerican, were outstanding under our unsecured revolving credit facility (see Note 18 for further discussion of the revolving credit facility). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

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

The following table summarizes the mortgage loan loss reserve activity for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$1,225	$873	$810	$1,370
Expense provisions	-	-	725	-
Cash payments	-	-	-	-
Adjustments	(167)	(159)	(477)	(656)
Balance at end of period	$1,058	$714	$1,058	$714

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

Lot Option Contracts. In the normal course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allow us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments and minimizes the amount of our land inventories on our consolidated balance sheets. Our obligation with respect to Option Contracts is generally limited to forfeiture of the related deposits. At June 30, 2015, we had cash deposits and letters of credit totaling $12.3 million and $2.4 million, respectively, at risk associated with the option to purchase 2,269 lots.

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

At June 30, 2015, we had interest rate lock commitments with an aggregate principal balance of $86.5 million. Additionally, we had $15.0 million of mortgage loans held-for-sale that were not under commitments to sell at June 30, 2015. In order to hedge the changes in fair value of our interest rate lock commitments and mortgage loans held-for-sale which had not yet been committed to a mortgage purchaser, we had forward sales of securities totaling $71.0 million at June 30, 2015.

For the three and six months ended June 30, 2015, we recorded net gains (losses) on our derivatives of $0 and $0.6 million, respectively, compared to $0.1 million and $(0.4) million for the same periods in 2014.

18.	Lines of Credit

Revolving Credit Facility. On December 13, 2013, we entered into an unsecured revolving credit agreement (“Revolving Credit Facility”) with a group of lenders, which may be used for general corporate purposes. This agreement was amended on December 17, 2014 to (1) increase the aggregate commitment amount by $100 million to $550 million (the “Commitment”) and (2) extend the maturity until December 13, 2019. Each lender may issue letters of credit in an amount up to 50% of its commitment. The facility permits an increase in the maximum Commitment amount to $1.0 billion upon our request, subject to receipt of additional commitments from existing or additional lenders and the consent of the designated agent and the co-administrative agent. Interest rates on outstanding borrowings are determined by reference to a specified London Interbank Offered Rate (LIBOR), a specified federal funds effective rate or a specified prime rate, plus a margin that is determined based on our credit ratings and leverage ratio, as defined in the facility agreement. At any time at which our leverage ratio, as of the last day of the most recent calendar quarter, exceeds 55%, the aggregate principal amount of all consolidated senior debt borrowings outstanding may not exceed the borrowing base. There is no borrowing base requirement if our leverage ratio, as of the last day of the most recent calendar quarter, is 55% or less.

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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of June 30, 2015.

We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At June 30, 2015 and December 31, 2014, there were $12.0 million and $10.5 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. At both June 30, 2015 and December 31, 2014, we had $15.0 million in borrowings outstanding under the Revolving Credit Facility. As of June 30, 2015, availability under the Revolving Credit Facility was approximately $523.0 million.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”) that will expire on September 18, 2015. We anticipate extending the maturity date of the facility before its scheduled expiration date (See “Forward-Looking Statements” in Item 2). The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, we may be required to repurchase the ineligible mortgage loan immediately. The Mortgage Repurchase Facility, which had a temporary increase in the maximum aggregate commitment from $50 million to $80 million from December 29, 2014 through January 28, 2015, had a maximum aggregate commitment of $50 million as of June 30, 2015. At June 30, 2015 and December 31, 2014, HomeAmerican had $50.0 million and $60.8 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under our Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is LIBOR-based. The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth Ratio, (iii) a minimum Adjusted Net Income requirement, and (iv) a minimum Liquidity requirement. The foregoing terms are defined in the Mortgage Repurchase Facility. We believe we were in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of June 30, 2015.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Balance Sheet

	June 30, 2015
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	Dollars in thousands
ASSETS
Homebuilding:
Cash and cash equivalents	$145,214	$3,012	$-	$-	$148,226
Marketable securities	123,105	-	-	-	123,105
Restricted cash	-	4,944	-	-	4,944
Trade and other receivables	5,455	24,016	-	(2,351)	27,120
Inventories:
Housing completed or under construction	-	774,069	-		774,069
Land and land under development	-	898,398	-		898,398
Total inventories	-	1,672,467	-	-	1,672,467

Intercompany receivables	1,497,794	2,855	5,645	(1,506,294)	-
Investment in subsidiaries	220,845	-	-	(220,845)	-
Metropolitan district bond securities (related party)	22,259	-	-	-	22,259
Deferred tax asset, net	121,457	-	-	2,062	123,519
Other assets, net	38,034	59,769	-	-	97,803
Total homebuilding assets	2,174,163	1,767,063	5,645	(1,727,428)	2,219,443

Financial Services:
Cash and cash equivalents	-	-	32,062	-	32,062
Marketable securities	-	-	14,438	-	14,438
Intercompany receivables	-	-	38,585	(38,585)	-
Mortgage loans held-for-sale, net	-	-	79,728	-	79,728
Other assets	-	-	8,327	(2,062)	6,265
Total financial services assets	-	-	173,140	(40,647)	132,493
Total Assets	$2,174,163	$1,767,063	$178,785	$(1,768,075)	$2,351,936

LIABILITIES AND EQUITY

Homebuilding:
Accounts payable	$-	$33,956	$-	$-	$33,956
Accrued liabilities	29,101	85,836	19	1,078	116,034
Advances and notes payable to parent and subsidiaries	47,085	1,464,528	25,421	(1,537,034)	-
Revolving credit facility	15,000	-	-	-	15,000
Senior notes, net	846,752	-	-	-	846,752
Total homebuilding liabilities	937,938	1,584,320	25,440	(1,535,956)	1,011,742

Financial Services:
Accounts payable and other liabilities	-	-	57,398	(3,429)	53,969
Advances and notes payable to parent and subsidiaries	-	-	7,845	(7,845)	-
Mortgage repurchase facility	-	-	50,000	-	50,000
Total financial services liabilities	-	-	115,243	(11,274)	103,969
Total Liabilities	937,938	1,584,320	140,683	(1,547,230)	1,115,711

Equity:
Total Stockholders' Equity	1,236,225	182,743	38,102	(220,845)	1,236,225
Total Liabilities and Stockholders' Equity	$2,174,163	$1,767,063	$178,785	$(1,768,075)	$2,351,936

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statement of Operations

	Three Months Ended June 30, 2015
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$461,708	$-	$-	$461,708
Cost of sales	-	(385,019)	-	-	(385,019)
Gross margin	-	76,689	-	-	76,689
Selling, general, and administrative expenses	(8,638)	(46,048)	-	(95)	(54,781)
Equity income of subsidiaries	24,248	-	-	(24,248)	-
Interest and other income	1,728	994	-	(2)	2,720
Interest expense	192	-	-	(192)	-
Other expense	(1)	(1,054)	-	-	(1,055)
Homebuilding pretax income (loss)	17,529	30,581	-	(24,537)	23,573
Financial Services:
Financial services pretax income	-	-	8,020	289	8,309
Income before income taxes	17,529	30,581	8,020	(24,248)	31,882
(Provision) benefit for income taxes	2,469	(11,408)	(2,945)	-	(11,884)
Net income	$19,998	$19,173	$5,075	$(24,248)	$19,998
Other comprehensive income related to available for sale securities, net of tax	(360)	-	(539)	539	(360)
Comprehensive income	$19,638	$19,173	$4,536	$(23,709)	$19,638

	Three Months Ended June 30, 2014
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$431,261	$-	$-	$431,261
Cost of sales	-	(356,697)	-	-	(356,697)
Inventory impairments	-	(850)	-	-	(850)
Gross margin	-	73,714	-	-	73,714
Selling, general, and administrative expenses	(10,644)	(38,977)	-	(177)	(49,798)
Equity income of subsidiaries	25,679	-	-	(25,679)	-
Interest and other income	4,114	506	6	(13)	4,613
Other expense	(2)	(1,078)	-	-	(1,080)
Homebuilding pretax income (loss)	19,147	34,165	6	(25,869)	27,449
Financial Services:
Financial services pretax income	-	-	6,387	190	6,577
Income before income taxes	19,147	34,165	6,393	(25,679)	34,026
(Provision) benefit for income taxes	2,395	(12,494)	(2,385)	-	(12,484)
Net income	$21,542	$21,671	$4,008	$(25,679)	$21,542
Other comprehensive income related to available for sale securities, net of tax	2,327	-	53	(53)	2,327
Comprehensive income	$23,869	$21,671	$4,061	$(25,732)	$23,869

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statement of Operations

	Six Months Ended June 30, 2015
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$839,627	$-	$-	$839,627
Cost of sales	-	(704,786)	-	-	(704,786)
Inventory impairments	-	(350)	-	-	(350)
Gross margin	-	134,491	-	-	134,491
Selling, general, and administrative expenses	(17,560)	(87,505)	-	(248)	(105,313)
Equity income of subsidiaries	37,240	-	-	(37,240)	-
Interest and other income	3,291	1,275	5	3	4,574
Interest expense	278	-	-	(278)	-
Other expense	(3)	(2,186)	-	-	(2,189)
Homebuilding pretax income (loss)	23,246	46,075	5	(37,763)	31,563
Financial Services:
Financial services pretax income	-	-	13,122	523	13,645
Income before income taxes	23,246	46,075	13,127	(37,240)	45,208
(Provision) benefit for income taxes	5,172	(17,112)	(4,850)	-	(16,790)
Net income	$28,418	$28,963	$8,277	$(37,240)	$28,418
Other comprehensive income related to available for sale securities, net of tax	948	-	(280)	280	948
Comprehensive income	$29,366	$28,963	$7,997	$(36,960)	$29,366

	Six Months Ended June 30, 2014
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
Homebuilding:
Revenues	$-	$749,795	$-	$-	$749,795
Cost of sales	-	(616,175)	-	-	(616,175)
Inventory impairments	-	(850)	-	-	(850)
Gross margin	-	132,770	-	-	132,770
Selling, general, and administrative expenses	(22,721)	(75,087)	-	(332)	(98,140)
Equity income of subsidiaries	42,752	-	-	(42,752)	-
Interest and other income	17,341	835	9	(23)	18,162
Interest expense	(685)	-	-	-	(685)
Other expense	(4)	(1,689)	-	-	(1,693)
Loss on early extinguishment of debt	(9,412)	-	-	-	(9,412)
Homebuilding pretax income (loss)	27,271	56,829	9	(43,107)	41,002
Financial Services:
Financial services pretax income	-	-	11,309	355	11,664
Income before income taxes	27,271	56,829	11,318	(42,752)	52,666
(Provision) benefit for income taxes	5,775	(21,171)	(4,224)	-	(19,620)
Net income	$33,046	$35,658	$7,094	$(42,752)	$33,046
Other comprehensive income related to available for sale securities, net of tax	(1,719)	-	115	(115)	(1,719)
Comprehensive income	$31,327	$35,658	$7,209	$(42,867)	$31,327

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statement of Cash Flows

	Six Months Ended June 30, 2015
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$35,266	$(895)	$10,138	$-	$44,509
Net cash provided by (used in) investing activities	13,810	(265)	698	2,346	16,589
Financing activities:
Payments from (advances to) subsidiaries	-	1,481	865	(2,346)	-
Mortgage repurchase facility	-	-	(10,822)	-	(10,822)
Dividend payments	(24,425)	-	-	-	(24,425)
Proceeds from the exercise of stock options	612	-	-	-	612
Net cash provided by (used in) financing activities	(23,813)	1,481	(9,957)	(2,346)	(34,635)

Net increase in cash and cash equivalents	25,263	321	879	-	26,463
Cash and cash equivalents:
Beginning of period	119,951	2,691	31,183	-	153,825
End of period	$145,214	$3,012	$32,062	$-	$180,288

	Six Months Ended June 30, 2014
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(26,472)	$(110,958)	$41,158	$-	$(96,272)
Net cash provided by (used in) investing activities	3,390	(223)	5,664	74,094	82,925
Financing activities:
Payments from (advances to) subsidiaries	-	110,863	(36,769)	(74,094)	-
Mortgage repurchase facility	-	-	(30,876)	-	(30,876)
Proceeds from issuance of senior notes	248,375	-	-	-	248,375
Repayment of senior notes	(259,118)	-	-	-	(259,118)
Advances on revolving credit facility, net	10,000	-	-	-	10,000
Dividend payments	(24,412)	-	-	-	(24,412)
Proceeds from the exercise of stock options	71	-	-	-	71
Net cash provided by (used in) financing activities	(25,084)	110,863	(67,645)	(74,094)	(55,960)

Net increase in cash and cash equivalents	(48,166)	(318)	(20,823)	-	(69,307)
Cash and cash equivalents:
Beginning of period	145,180	3,454	50,704	-	199,338
End of period	$97,014	$3,136	$29,881	$-	$130,031

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$461,708	$430,743	$838,717	$749,277
Land sale revenues	-	518	910	518
Total home and land sale revenues	461,708	431,261	839,627	749,795
Home cost of sales	(385,019)	(356,175)	(703,661)	(615,653)
Land cost of sales	-	(522)	(1,125)	(522)
Inventory impairments	-	(850)	(350)	(850)
Total cost of sales	(385,019)	(357,547)	(705,136)	(617,025)
Gross margin	76,689	73,714	134,491	132,770
Gross margin %	16.6%	17.1%	16.0%	17.7%
Selling, general and administrative expenses	(54,781)	(49,798)	(105,313)	(98,140)
Interest and other income	2,720	4,613	4,574	18,162
Interest expense	-	-	-	(685)
Other expense	(1,055)	(1,080)	(2,189)	(1,693)
Loss on early extinguishment of debt	-	-	-	(9,412)
Homebuilding pretax income	23,573	27,449	31,563	41,002

Financial Services:
Revenues	11,420	11,491	22,011	20,714
Expenses	(4,207)	(5,615)	(10,366)	(10,539)
Interest and other income	1,096	701	2,000	1,489
Financial services pretax income	8,309	6,577	13,645	11,664

Income before income taxes	31,882	34,026	45,208	52,666
Provision for income taxes	(11,884)	(12,484)	(16,790)	(19,620)
Net income	$19,998	$21,542	$28,418	$33,046

Earnings per share:
Basic	$0.41	$0.44	$0.58	$0.68
Diluted	$0.41	$0.44	$0.58	$0.67

Weighted average common shares outstanding:
Basic	48,768,021	48,640,979	48,741,476	48,613,521
Diluted	49,005,037	48,852,696	48,954,059	48,842,527

Dividends declared per share	$0.25	$0.25	$0.50	$0.50

Cash provided by (used in):
Operating Activities	$29,083	$24,881	$44,509	$(96,272)
Investing Activities	$22,927	$19,678	$16,589	$82,925
Financing Activities	$(1,637)	$(9,347)	$(34,635)	$(55,960)

Overview

Industry Conditions

For much of 2014 and through the second quarter of 2015, the homebuilding industry has been supported in part by several key macroeconomic drivers, including growing employment levels, rising consumer confidence and low interest rates. Despite the presence of these positive influences, overall new home sales levels in the United States have remained at a relatively low level by historical standards. However, during the first six months of 2015, we have begun to see the emergence of additional positive factors for the industry. In particular, we have seen evidence of accelerating wage growth and household formation. We believe that both of these factors will play a key role in our industry’s ability to continue to grow in 2015 and beyond.

Three Months Ended June 30, 2015

Our net income for the 2015 second quarter was $20.0 million, or $0.41 per diluted share, a decrease compared to net income of $21.5 million, or $0.44 per diluted share, for the year earlier period. The primary drivers of this decrease were a 50 basis point reduction in our gross margin from home sales, a 30 basis point increase in selling general and administrative (“SG&A”) expenses as a percentage of home sale revenues (“SG&A rate”), and a 41% decrease in our interest and other income, partially offset by a 7% increase in home sale revenues.

The decrease in our gross margin from home sales was largely the result of increased land and construction costs, which was partially offset by an improvement in our interest in cost of sales as a percent of home sale revenues. However, we experienced a 120 basis point increase in our gross margin from home sales compared with the 2015 first quarter, largely due to (1) a higher percentage of our total deliveries coming from dirt home starts, which typically have higher gross margins than spec home starts and (2) an increase in the gross margin for our spec home deliveries, due to decreased incentives offered on the sale of these units. Consistent with the spec inventory reduction initiative we have focused on over the last few quarters, our supply of spec homes per active community as of the end of the 2015 second quarter has decreased by 44% year-over-year and 53% since the beginning of the year. Our SG&A rate was up year-over-year primarily as a result of higher net legal fees. Interest and other income was down as a result of a year-over-year decline in our average marketable securities balance. The increase in our home sale revenues was primarily due to an increase in average selling price that was mostly due to a mix shift to higher-priced communities.

New home order activity during the 2015 second quarter remained strong. Over the past two quarters, we have increased prices in many of our active subdivisions across most of our markets. Despite those price increases, our monthly sales absorption pace of 3.0 for the 2015 second quarter was flat compared with the 2014 second quarter, while the total number of net new orders increased 4% year-over-year due to an increase in our average active community count. The dollar value of our net new orders was up 16% from the 2014 second quarter, resulting from an 11% increase in the average selling price of net new orders and the increase in net new orders discussed above. The increase in our average selling price of net new orders was due to a mix shift to higher priced communities and price increases implemented over the past two quarters as discussed above.

Six Months Ended June 30, 2015

Our net income for the six months ended June 30, 2015 was $28.4 million, or $0.58 per diluted share, a decrease compared to net income of $33.0 million, or $0.67 per diluted share, for the year earlier period. The decrease was primarily attributable to a 160 basis point reduction in our gross margin from homes sales and a 75% decrease in interest and other income, partially offset by a 50 basis point improvement in our SG&A rate, a 12% improvement in home sale revenues and a $9.4 million reduction in charges related to the early extinguishment of debt.

The decline in gross margin from home sales was primarily the result of our efforts to decrease aged spec inventory levels, which led to increased incentives for many homes delivered during the six months ended June 30, 2015. Interest and other income was down as a result of year-over-year declines in both (1) our average marketable securities balance and (2) gains on sales of marketable securities as the volume of marketable securities sold decreased. The decrease in our SG&A rate was primarily due to a reduction in compensation related expenses, partially offset by an increase in net legal fees as described above. The improvement in our home sale revenues was the result of a 12% increase in the average selling price while homes delivered was nearly flat.

Outlook

Our dollar value of homes in backlog at June 30, 2015 was $1.1 billion, up 48% year-over-year and leaving us well positioned for the second half of 2015. With overall liquidity of over $840 million, and no senior note maturities until 2020, we believe that our financial position at the end of the 2015 second quarter provides the appropriate balance for us between supporting Company growth and providing protection from the volatile and cyclical nature of the housing market. See “Forward-Looking Statements” below.

Homebuilding

Pretax Income

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(Dollars in thousands)
West	$15,597	$16,695	$(1,098)	(7)%	$24,100	$29,345	$(5,245)	(18)%
Mountain	14,970	12,182	2,788	23%	22,390	19,541	2,849	15%
East	19	5,296	(5,277)	(100)%	(402)	7,957	(8,359)	(105)%
Corporate	(7,013)	(6,724)	(289)	4%	(14,525)	(15,841)	1,316	(8)%
Total homebuilding pretax income	$23,573	$27,449	$(3,876)	(14)%	$31,563	$41,002	$(9,439)	(23)%

For the 2015 second quarter, homebuilding pretax income decreased $3.9 million to $23.6 million, compared to pretax income of $27.4 million for the second quarter of 2014. Overall, the impact of a 50 basis point decrease in our gross margin from home sales percentage, a 30 basis point year-over-year increase in our SG&A rate and a 41% decrease in our interest and other income more than offset a 7% improvement in home sale revenues. The $2.8 million year-over-year improvement in our Mountain segment’s pretax income was mostly caused by a 7% increase in home sale revenues and an improvement in our gross margin from home sales percentage. Our East segment experienced a $5.3 million decline in pretax income when compared to the 2014 second quarter resulting from an 8% decrease in home sale revenues, a reduction in gross margin from sales percentage and an increase in our SG&A rate due to (1) higher net legal expenses due to non-recurring legal recoveries during the 2014 second quarter and (2) a reduced ability to leverage our fixed overhead as a result of the decline in revenues. Our West segment’s pretax income decreased $1.1 million year-over-year as a result of a decline in our gross margin from home sales percentage that more than offset a 15% increase in home sale revenues. Our Corporate segment’s pretax loss was relatively flat as a $2.4 million decrease in interest and other income was mostly offset by a $1.8 million year-over-year decline in compensation related expenses.

For the six months ended June 30, 2015, we recorded homebuilding pretax income of $31.6 million, compared to $41.0 million for the same period in the prior year. The $9.4 million decline was primarily attributable to a 160 basis point reduction in our gross margin from homes sales percentage and a $13.6 million decrease in interest and other income, and was partially offset by a 12% improvement in home sale revenues, a 50 basis point improvement in our SG&A rate and a $9.4 million reduction in charges related to the early extinguishment of debt. Our Mountain segment’s $2.8 million increase in pretax income was caused mostly by a 13% increase in home sale revenues. The $8.4 million decline in pretax income for our East segment was driven mostly by a reduction in gross margin from sales percentage, a 7% reduction in home sale revenues and an increase in our SG&A rate due primarily to the same factors discussed above. Pretax income for our West segment was down $5.2 million due to a reduction in our gross margin from home sales percentage that was partly offset by a 21% year-over-year increase in home sale revenues and a slight decrease in our SG&A rate. Our Corporate segment had a $1.3 million improvement in its pretax loss as a $14.0 million decline in interest and other income was more than offset by $5.2 million in improvements in general and administrative expenses and the $9.4 million decline in charges related to the early extinguishment of debt.

Assets

	June 30,	December 31,	Change
	2015	2014	Amount	%
	(Dollars in thousands)
West	$916,311	$893,970	$22,341	2%
Mountain	508,749	516,971	(8,222)	(2)%
East	339,147	343,718	(4,571)	(1)%
Corporate	455,236	465,368	(10,132)	(2)%
Total homebuilding assets	$2,219,443	$2,220,027	$(584)	(0)%

Total homebuilding assets were nearly unchanged during the first half of 2015. The changes in homebuilding assets for our West, Mountain, and East segments are all primarily related to inventory while the change in our Corporate segment is due mostly to a reduction in our deferred tax asset.

Home and land sale revenues

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(Dollars in thousands)
West	$217,701	$189,661	$28,040	15%	$394,518	$326,083	$68,435	21%
Mountain	156,893	146,665	10,228	7%	280,914	247,610	33,304	13%
East	87,114	94,935	(7,821)	(8)%	164,195	176,102	(11,907)	(7)%
Total home and land sale revenues	$461,708	$431,261	$30,447	7%	$839,627	$749,795	$89,832	12%

For the 2015 second quarter, home and land sale revenues increased $30.4 million year-over-year to $461.7 million. For the six months ended June 30, 2015, home and land sale revenues increased $89.8 million from the prior year period to $839.6 million. The increases for both the three and six months ended June 30, 2015 compared to the same periods in the prior year were primarily driven by increases in our average selling price of 10% and 12%, respectively. For the 2015 second quarter, the increase in average selling price was partially offset by a 3% decline in deliveries while for the six months ended June 30, 2015, deliveries were nearly unchanged.

New Home Deliveries

	Three Months Ended June 30,
	2015			2014			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	203	$58,691	$289.1	184	$47,413	$257.7	10%	24%	12%
California	185	89,544	484.0	143	70,898	495.8	29%	26%	(2)%
Nevada	134	46,616	347.9	144	42,782	297.1	(7)%	9%	17%
Washington	59	22,850	387.3	78	28,568	366.3	(24)%	(20)%	6%
West	581	217,701	374.7	549	189,661	345.5	6%	15%	8%
Colorado	317	147,925	466.6	328	132,004	402.5	(3)%	12%	16%
Utah	25	8,968	358.7	44	14,143	321.4	(43)%	(37)%	12%
Mountain	342	156,893	458.8	372	146,147	392.9	(8)%	7%	17%
Maryland	57	25,702	450.9	81	36,351	448.8	(30)%	(29)%	0%
Virginia	60	28,326	472.1	67	35,023	522.7	(10)%	(19)%	(10)%
Florida	86	33,086	384.7	89	23,561	264.7	(3)%	40%	45%
East	203	87,114	429.1	237	94,935	400.6	(14)%	(8)%	7%
Total	1,126	$461,708	$410.0	1,158	$430,743	$372.0	(3)%	7%	10%

	Six Months Ended June 30,
	2015			2014			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	353	$105,577	$299.1	309	$80,085	$259.2	14%	32%	15%
California	325	158,530	487.8	235	111,998	476.6	38%	42%	2%
Nevada	245	87,530	357.3	264	82,719	313.3	(7)%	6%	14%
Washington	115	42,881	372.9	142	51,281	361.1	(19)%	(16)%	3%
West	1,038	394,518	380.1	950	326,083	343.2	9%	21%	11%
Colorado	562	259,863	462.4	576	225,387	391.3	(2)%	15%	18%
Utah	56	20,140	359.6	68	21,705	319.2	(18)%	(7)%	13%
Mountain	618	280,003	453.1	644	247,092	383.7	(4)%	13%	18%
Maryland	113	52,858	467.8	158	73,256	463.6	(28)%	(28)%	1%
Virginia	119	57,446	482.7	124	62,290	502.3	(4)%	(8)%	(4)%
Florida	147	53,892	366.6	155	40,556	261.7	(5)%	33%	40%
East	379	164,196	433.2	437	176,102	403.0	(13)%	(7)%	8%
Total	2,035	$838,717	$412.1	2,031	$749,277	$368.9	0%	12%	12%

For both the three and six months ended June 30, 2015, we experienced increases in the average selling price of homes delivered in most of our markets. Increases in California, Nevada and Florida were particularly strong primarily as a result of a mix shift to higher priced communities. Also, a significant portion of the average selling price increase in Colorado was driven by price increases implemented over the past year due to strong demand in this market. The decline in average selling price in Virginia for both periods is mostly due to a mix shift to lower price communities.

Deliveries for the 2015 second quarter declined by 3%, partially offsetting the impact of increases in our average selling price on our home sale revenues, while deliveries during the first half of 2015 remained relatively flat with the first half of 2014. For the three and six month periods ended June 30, 2015, deliveries in Maryland and Virginia were down when compared to the same periods in 2014 while our Arizona and California markets both experienced year-over-year increases during the same periods. The changes in each of these markets for both periods were primarily the result of fluctuations in the number of homes in beginning backlog. For the remaining markets, the year-over-year declines in homes delivered for the three and six months ended June 30, 2015 were primarily due to decreases in the number of homes both sold and delivered during the period.

Gross Margin

Our gross margin from home sales for the 2015 second quarter was down 50 basis points from the 2014 second quarter, due primarily to higher land and construction costs, partially offset by a 70 basis point improvement in our interest in cost of sales as a percent of home sale revenues. Sequentially, from the 2015 first quarter, our gross margin from home sales increased 120 basis points, due primarily to (1) a higher percentage of our total deliveries coming from dirt starts, which typically have higher gross margins and (2) an increase in the gross margin for our spec deliveries, due to decreased incentives offered on the sale of these units.

Our gross margin from home sales for the six months ended June 30, 2015 decreased 160 basis points year-over-year. The decline was due to lower margins from spec home deliveries as a result of higher incentives utilized in our efforts to reduce our aged spec inventory. To a lesser extent, margins were adversely impacted by higher land and construction costs and a $1.9 million year-over-year decline in positive warranty adjustments.

Excluding inventory impairments and interest in cost of sales, our gross margin from home sales percentage for the three and six months ended June 30, 2015 was 19.7% and 19.3%, respectively, compared to 21.1% and 21.6% for the same periods in 2014. The table set forth below is a reconciliation of our gross margin from home sales to gross margin from home sales excluding inventory impairments and interest in cost of sales, which is a non-GAAP measure.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	Gross Margin %	2014	Gross Margin %	2015	Gross Margin %	2014	Gross Margin %
	(Dollars in thousands)
Gross Margin	$76,689	16.6%	$73,714	17.1%	$134,491	16.0%	$132,770	17.7%
Less: Land Sale Revenues	-		(518)		(910)		(518)
Add: Land Cost of Sales	-		522		1,125		522
Gross Margin from Home Sales	76,689	16.6%	73,718	17.1%	134,706	16.1%	132,774	17.7%
Add: Inventory Impairments	-		850		350		850
Gross Margin from Home Sales
Excluding Inventory Impairments (1)	76,689	16.6%	74,568	17.3%	135,056	16.1%	133,624	17.8%
Add: Interest in Cost of Sales	14,439		16,522		26,930		28,246
Gross Margin from Home Sales
Excluding Inventory Impairments and Interest in Cost of Sales (1)	$91,128	19.7%	$91,090	21.1%	$161,986	19.3%	$161,870	21.6%

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

Inventory Impairments

During the 2015 second quarter, we did not record any inventory impairment charges. For the six months ended June 30, 2015, we recorded $0.4 million of inventory impairment charges related to one project in our East segment. For each of the three and six months ended June 30, 2014, we recorded $0.9 million of inventory impairment charges related to two projects in our East segment.

Selling, General and Administrative Expenses

For the quarter ended June 30, 2015, our SG&A expenses were $54.8 million while our SG&A rate was 11.9%. For the same period in 2014, our SG&A expenses were $49.8 million while our SG&A rate was 11.6%. The 30 basis point increase in our SG&A rate was driven primarily by $2.5 million in higher net legal expenses as our current quarter had $1.4 million of net legal expenses compared to $1.1 million in net legal recoveries during the 2014 second quarter.

For the six months ended June 30, 2015, our SG&A expenses were $105.3 million while our SG&A rate was 12.6%. For the same period in 2014, our SG&A expenses were $98.1 million while our SG&A rate was 13.1%. The 50 basis point improvement in our SG&A rate was driven primarily by a decrease in compensation related expenses, but was partially offset by an increase in net legal expenses due to the same issues discussed above.

Interest and Other Income

For the three months ended June 30, 2015, our interest and other income decreased $1.9 million, due primarily to a lower average marketable securities balance.

For the six months ended June 30, 2015 our interest and other income declined $13.6 million from the same period in the prior year. The decrease for the 2015 period was the result of a decline in the gain on sales of marketable securities coupled with a lower average marketable securities balance.

Early Extinguishment of Debt

During the 2014 first quarter, we redeemed $250 million of senior notes due December 2014, which resulted in an early extinguishment of debt charge of $9.4 million for the six months ended June 30, 2014. We recorded no such charge during the three or six months ended June 30, 2015.

Other Homebuilding Operating Data

Net New Orders:

	Three Months Ended June 30,
	2015				2014				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *
	(Dollars in thousands)
Arizona	250	$70,350	$281.4	2.35	262	$74,051	$282.6	2.65	(5)%	(5)%	(0)%	(11)%
California	283	158,462	559.9	4.44	214	101,695	475.2	4.14	32%	56%	18%	7%
Nevada	150	56,254	375.0	4.55	180	57,456	319.2	3.75	(17)%	(2)%	17%	21%
Washington	109	45,769	419.9	2.79	74	27,960	377.8	2.67	47%	64%	11%	4%
West	792	330,835	417.7	3.27	730	261,162	357.8	3.22	8%	27%	17%	2%
Colorado	410	187,483	457.3	3.23	410	171,001	417.1	3.67	0%	10%	10%	(12)%
Utah	63	22,458	356.5	3.11	55	17,517	318.5	3.06	15%	28%	12%	2%
Mountain	473	209,941	443.8	3.22	465	188,518	405.4	3.58	2%	11%	9%	(10)%
Maryland	61	28,660	469.8	2.14	77	37,877	491.9	1.71	(21)%	(24)%	(4)%	25%
Virginia	43	22,318	519.0	1.74	64	31,305	489.1	2.59	(33)%	(29)%	6%	(33)%
Florida	112	37,938	338.7	2.45	83	25,966	312.8	1.78	35%	46%	8%	38%
East	216	88,916	411.6	2.18	224	95,148	424.8	1.93	(4)%	(7)%	(3)%	13%
Total	1,481	$629,692	$425.2	3.03	1,419	$544,828	$384.0	3.00	4%	16%	11%	1%

	Six Months Ended June 30,
	2015				2014				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate
	(Dollars in thousands)
Arizona	475	$132,673	$279.3	2.22	453	$127,560	$281.6	2.50	5%	4%	(1)%	(11)%
California	512	280,992	548.8	4.15	367	178,119	485.3	4.12	40%	58%	13%	1%
Nevada	377	143,669	381.1	4.83	330	102,618	311.0	3.50	14%	40%	23%	38%
Washington	221	91,814	415.4	2.90	166	62,212	374.8	2.69	33%	48%	11%	8%
West	1,585	649,148	409.6	3.22	1,316	470,509	357.5	3.09	20%	38%	15%	4%
Colorado	900	418,453	464.9	3.56	806	333,920	414.3	3.60	12%	25%	12%	(1)%
Utah	129	46,747	362.4	3.27	98	32,219	328.8	2.86	32%	45%	10%	14%
Mountain	1,029	465,200	452.1	3.52	904	366,139	405.0	3.50	14%	27%	12%	1%
Maryland	128	62,276	486.5	2.33	145	69,515	479.4	1.51	(12)%	(10)%	1%	54%
Virginia	115	57,497	500.0	2.10	123	61,485	499.9	2.21	(7)%	(6)%	0%	(5)%
Florida	217	77,374	356.6	2.51	167	52,490	314.3	1.97	30%	47%	13%	27%
East	460	197,147	428.6	2.34	435	183,490	421.8	1.84	6%	7%	2%	27%
Total	3,074	$1,311,495	$426.6	3.13	2,655	$1,020,138	$384.2	2.88	16%	29%	11%	9%

* Calculated as total net new orders in period ÷ average active communities during period ÷ number of months in period

For the three and six months ended June 30, 2015, the dollar value of net new orders increased 16% and 29%, respectively, compared to the same periods in the prior year as both units and average selling price increased from the prior year periods. The increases in average selling price for both periods are the result of price increases implemented in many of our active subdivisions across most of our markets during the first half of 2015, coupled with changes in the mix of net new orders.

For the 2015 second quarter, our Nevada market had a 21% increase in absorption pace and a 17% increase in average selling price. However, as a result of subdivisions selling out much quicker than previously expected, due to strong demand, the number of net orders declined year-over-year. In Florida, despite a 6% decrease in average active subdivisions, our net new orders were up 35% due to increased demand. The 33% decline in absorption pace in our Virginia market was the result of an increased cancellation rate. See Cancellation Rate section below for further discussion. For our Maryland market, our absorption rate improved 25% year-over-year as we reduced our exposure to certain underperforming submarkets. The changes in net new orders for our other markets were driven primarily by the change in average active subdivisions.

For the six months ended June 30, 2015, each of our segments experienced increases in both average selling price and absorption pace from the prior year period. Demand in Nevada has remained strong through the first half of 2015 resulting in higher average selling prices when compared to the same period in 2014. However, as noted above, the high demand in this market has resulted in us selling out of subdivisions quicker than previously expected. The increased demand in Florida was the primary driver of the 30% increase in net new orders. Our Maryland market experienced a 54% year-over-year improvement in monthly absorption rate, due primarily to the change in our exposure to certain underperforming submarkets discussed above, coupled with severe winter weather conditions which negatively impacted our sales pace during the first quarter of 2014. The changes in net new orders for our remaining markets were primarily driven by the change in average active subdivisions when compared to the same year-to-date period in 2014.

Active Subdivisions:

				Average Active Subdivisions			Average Active Subdivisions
	Active Subdivisions			Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%	June 30,		%
	2015	2014	Change	2015	2014	Change	2015	2014	Change
Arizona	35	34	3%	36	33	9%	36	30	20%
California	20	20	0%	21	17	24%	21	15	40%
Nevada	11	16	(31)%	11	16	(31)%	13	16	(19)%
Washington	13	8	63%	13	9	44%	13	10	30%
West	79	78	1%	81	75	8%	83	71	17%
Colorado	39	36	8%	42	37	14%	42	37	14%
Utah	7	6	17%	7	6	17%	7	6	17%
Mountain	46	42	10%	49	43	14%	49	43	14%
Maryland	9	14	(36)%	10	15	(33)%	9	16	(44)%
Virginia	7	8	(13)%	8	9	(11)%	9	10	(10)%
Florida	15	17	(12)%	15	16	(6)%	14	14	0%
East	31	39	(21)%	33	40	(18)%	32	40	(20)%
Total	156	159	(2)%	163	158	3%	164	154	6%

At June 30, 2015, we had 156 active subdivisions, a 2% decrease from 159 active subdivisions at June 30, 2014. The 63% improvement in active subdivision count in Washington is the result of our focus over the past year on gaining market share by opening new subdivisions. As a result of strong demand levels in Nevada, our subdivisions have closed out quicker than expected and as a result have declined 31% year-over-year. However, we expect to see an increase in our subdivision count in Nevada by the end of 2015. See "Forward-Looking Statements" below. The decline in our Maryland market was primarily due to a combination of an increase in our sales absorption pace coupled with certain delays in opening new subdivisions.

Cancellation Rate:

	Three Months Ended June 30,		Change in	Six Months Ended June 30,		Change in
	2015	2014	Percentage	2015	2014	Percentage
Arizona	17%	20%	(3)%	20%	20%	0%
California	19%	20%	(1)%	19%	21%	(2)%
Nevada	15%	16%	(1)%	13%	18%	(5)%
Washington	17%	19%	(2)%	15%	17%	(2)%
West	17%	19%	(2)%	17%	19%	(2)%
Colorado	20%	16%	4%	17%	16%	1%
Utah	18%	15%	3%	15%	14%	1%
Mountain	20%	16%	4%	17%	16%	1%
Maryland	20%	17%	3%	16%	22%	(6)%
Virginia	34%	19%	15%	27%	23%	4%
Florida	24%	23%	1%	23%	23%	0%
East	25%	20%	5%	23%	23%	0%
Total	19%	18%	1%	18%	19%	(1)%

Our cancellation rate for the three and six months ended June 30, 2015 was 19% and 18%, respectively, nearly unchanged from 18% and 19% for the three and six months ended June 30, 2014, respectively. We experienced a significant increase in our cancellation rate for Virginia for the 2015 second quarter as a result of a higher number of cancellations from homes with contingencies in beginning backlog. The improvement in Maryland for the six months ended June 30, 2015 was the direct result of various efforts to enhance the quality of our backlog, including reduced acceptance of contingencies and more emphasis on creditworthiness before the acceptance of sales contracts. The improvement in Nevada for the same period was due to fewer cancellations by buyers due to a stronger market and higher demand.

Backlog:

	June 30,
	2015			2014			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	353	$102,062	$289.1	304	$90,028	$296.1	16%	13%	(2)%
California	379	217,806	574.7	279	135,197	484.6	36%	61%	19%
Nevada	287	114,305	398.3	206	66,713	323.8	39%	71%	23%
Washington	161	68,564	425.9	70	26,127	373.2	130%	162%	14%
West	1,180	502,737	426.0	859	318,065	370.3	37%	58%	15%
Colorado	917	428,450	467.2	647	278,643	430.7	42%	54%	8%
Utah	113	39,681	351.2	56	18,583	331.8	102%	114%	6%
Mountain	1,030	468,131	454.5	703	297,226	422.8	47%	58%	7%
Maryland	83	42,326	510.0	116	58,674	505.8	(28)%	(28)%	1%
Virginia	86	44,964	522.8	102	49,381	484.1	(16)%	(9)%	8%
Florida	179	71,180	397.7	106	38,120	359.6	69%	87%	11%
East	348	158,470	455.4	324	146,175	451.2	7%	8%	1%
Total	2,558	$1,129,338	$441.5	1,886	$761,466	$403.7	36%	48%	9%

At June 30, 2015 we had 2,558 homes in backlog with a total value of $1.1 billion, representing a year-over-year increase of 672 homes and $367.9 million from June 30, 2014. For the fourth quarter in a row we experienced year-over-year increases in units in backlog as demand remained strong in most our markets throughout the quarter. The increase of the dollar value of homes in backlog was driven partly by year-over-year increases in net new orders for each of the past four quarters. In addition, our average selling price in backlog increased due to a mix shift to higher-priced communities, particularly in California, Washington and Florida, and price increases in certain markets, particularly Nevada and Colorado.

Homes Completed or Under Construction (WIP lots):

	June 30,		%
	2015	2014	Change
Unsold:
Completed	229	419	(45)%
Under construction	459	725	(37)%
Total unsold started homes	688	1,144	(40)%
Sold homes under construction or completed	1,787	1,422	26%
Model homes	281	263	7%
Total homes completed or under construction	2,756	2,829	(3)%

As a result of our ongoing efforts to lower our spec home supply to meet current levels of demand, we reduced the number of spec homes by 40% year-over-year as of June 30, 2015 and 35% since December 31, 2014. Total homes completed or under construction was nearly flat as the decline in spec homes was mostly offset by a 26% increase in sold homes under construction or completed as a result of our higher backlog.

Lots Owned and Optioned (including homes completed or under construction):

	June 30, 2015			June 30, 2014
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total	Total % Change
Arizona	1,972	40	2,012	2,683	50	2,733	(26)%
California	1,625	55	1,680	1,655	132	1,787	(6)%
Nevada	1,683	420	2,103	1,534	434	1,968	7%
Washington	825	129	954	756	226	982	(3)%
West	6,105	644	6,749	6,628	842	7,470	(10)%
Colorado	3,878	821	4,699	4,439	983	5,422	(13)%
Utah	535	-	535	553	163	716	(25)%
Mountain	4,413	821	5,234	4,992	1,146	6,138	(15)%
Maryland	385	325	710	409	434	843	(16)%
Virginia	588	319	907	569	499	1,068	(15)%
Florida	910	160	1,070	803	384	1,187	(10)%
East	1,883	804	2,687	1,781	1,317	3,098	(13)%
Total	12,401	2,269	14,670	13,401	3,305	16,706	(12)%

During the quarter, we purchased 718 lots in 28 communities and ended the 2015 second quarter with 14,670 lots under our control. The 12% year-over-year decrease in lots owned and optioned was the result of us slowing our land acquisition activity during 2014 in response to the declines in demand. Our Mountain segment had the largest decrease in lots owned and optioned as demand in Colorado has been very strong during the past six months. Despite the decline in year-over-year lot supply, we believe that our current lot supply of approximately 3.4 years (which is based on our last-twelve months deliveries and is within our stated strategic range) coupled with our planned acquisition activity, will support expected growth in future periods. See "Forward-Looking Statements" below.

Financial Services

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
Financial services revenues	(Dollars in thousands)
Mortgage operations	$7,104	$7,352	$(248)	(3)%	$13,753	$12,471	$1,282	10%
Other	4,316	4,139	177	4%	8,258	8,243	15	0%
Total financial services revenues	$11,420	$11,491	(71)	(1)%	$22,011	$20,714	1,297	6%

Financial services pretax income
Mortgage operations	$4,097	$4,501	(404)	(9)%	$6,889	$7,060	(171)	(2)%
Other	4,212	2,076	2,136	103%	6,756	4,604	2,152	47%
Total financial services pretax income	$8,309	$6,577	$1,732	26%	$13,645	$11,664	$1,981	17%

For the three and six months ended June 30, 2015, our financial services pretax income was up 26% and 17%, respectively, from the same periods in the prior year. The primary driver of each increase was a $1.5 million adjustment recorded in the 2015 second quarter in our other financial services segment to reduce insurance reserves as the result of a decline in insurance claim payment severity and frequency relative to prior period estimates. The decrease in pretax income for our mortgage operations segment was primarily due to the 2014 second quarter including a $0.8 million gain on the sale of mortgage servicing rights, while the same quarter in the current year did not have such a transaction.

The following table sets forth information for our mortgage operations segment relating to mortgage loans originated and capture rate. “Capture rate” is defined as the number of mortgage loans originated by our mortgage operations segment for our homebuyers as a percent of our total home closings.

	Three Months Ended		% or	Six Months Ended		% or
	June 30,		Percentage	June 30,		Percentage
	2015	2014	Change	2015	2014	Change
	(Dollars in thousands)
Total Originations (including transfer loans):
Loans	660	639	3%	1,153	1,153	0%
Principal	$219,807	$195,541	12%	$386,719	$354,493	9%
Capture Rate Data:
Capture rate as % of all homes delivered	58%	55%	3%	56%	56%	0%
Capture rate as % of all homes delivered (excludes cash sales)	62%	59%	3%	60%	60%	0%
Mortgage Loan Origination Product Mix:
FHA loans	17%	15%	2%	16%	15%	1%
Other government loans (VA & USDA)	28%	27%	1%	28%	28%	0%
Total government loans	45%	42%	3%	44%	43%	1%
Conventional loans	55%	58%	(3)%	56%	57%	(1)%
	100%	100%	0%	100%	100%	0%
Loan Type:
Fixed rate	95%	91%	4%	96%	92%	4%
ARM	5%	9%	(4)%	4%	8%	(4)%
Credit Quality:
Average FICO Score	736	740	(1)%	736	738	(0)%
Other Data:
Average Combined LTV ratio	85%	85%	0%	85%	85%	0%
Full documentation loans	100%	100%	0%	100%	100%	0%
Loans Sold to Third Parties:
Loans	613	658	(7)%	1,179	1,262	(7)%
Principal	$203,722	$201,792	1%	$393,133	$387,642	1%

Income Taxes

For the three and six months ended June 30, 2015, we had income tax expenses of $11.9 million and $16.8 million, respectively, both of which were based on effective income tax rates of 37.3% and 37.1%, respectively. For the three and six months ended June 30, 2014, we had income tax expenses of $12.5 million and $19.6 million, respectively, which were based on effective income tax rates of 36.7% and 37.3%, respectively.

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

Revolving Credit Facility. On December 13, 2013, we entered into an unsecured revolving credit agreement (“Revolving Credit Facility”) with a group of lenders, which may be used for general corporate purposes. This agreement was amended on December 17, 2014 to (1) increase the aggregate commitment amount by $100 million to $550 million (the “Commitment”) and (2) extend the maturity until December 13, 2019. Each lender may issue letters of credit in an amount up to 50% of its commitment. The facility permits an increase in the maximum Commitment amount to $1.0 billion upon our request, subject to receipt of additional commitments from existing or additional lenders and the consent of the designated agent and the co-administrative agent. Interest rates on outstanding borrowings are determined by reference to a specified London Interbank Offered Rate (LIBOR), a specified federal funds effective rate or a specified prime rate, plus a margin that is determined based on our credit ratings and leverage ratio, as defined in the facility agreement. At any time at which our leverage ratio, as of the last day of the most recent calendar quarter, exceeds 55%, the aggregate principal amount of all consolidated senior debt borrowings outstanding may not exceed the borrowing base. There is no borrowing base requirement if our leverage ratio, as of the last day of the most recent calendar quarter, is 55% or less.

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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of June 30, 2015.

As of June 30, 2015, we had $15.0 million in borrowings and $12.0 million in letters of credit outstanding under the Revolving Credit Facility, leaving remaining borrowing capacity of $523.0 million.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”) that will expire on September 18, 2015. We anticipate extending the maturity date of the facility before its scheduled expiration date (See “Forward-Looking Statements” below). The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, we may be required to repurchase the ineligible mortgage loan immediately. The Mortgage Repurchase Facility, which had a temporary increase in the maximum aggregate commitment from $50 million to $80 million from December 29, 2014 through January 28, 2015, had a maximum aggregate commitment of $50 million as of June 30, 2015. At June 30, 2015 and December 31, 2014, HomeAmerican had $50.0 million and $60.8 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under our Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is LIBOR-based. The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth Ratio, (iii) a minimum Adjusted Net Income requirement, and (iv) a minimum Liquidity requirement. The foregoing terms are defined in the Mortgage Repurchase Facility. We believe we were in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of June 30, 2015.

Dividends

During the three and six months ended June 30, 2015 and 2014, we paid dividends of $0.25 per share and $0.50 per share, respectively.

MDC Common Stock Repurchase Program

At June 30, 2015, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the quarter ended June 30, 2015.

Consolidated Cash Flow

During the six months ended June 30, 2015, we generated $44.5 million of cash from operating activities, primarily resulting from net income of $28.4 million, a $20.9 million increase in non-cash reconciling items driven by a change in our deferred tax asset. These items were partially offset by a net $4.6 million increase in inventories.

During the six months ended June 30, 2015, we generated $16.6 million of cash from investing activities, primarily attributable to the sale or maturity of $51.7 million in marketable securities, but partially offset by the purchase of $34.7 million in marketable securities.

During the six months ended June 30, 2015, we used $34.6 million in cash from financing activities related to the net repayments totaling $10.8 million on our mortgage repurchase facility and dividend payments totaling $24.4 million.

Off-Balance Sheet Arrangements

Lot Option Purchase Contracts. In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At June 30, 2015, we had cash deposits and letters of credit totaling $12.3 million and $2.4 million, respectively, at risk associated with the option to purchase 2,269 lots for a total estimated purchase price of $246.2 million.

Surety Bonds and Letters of Credit. At June 30, 2015, we had issued and outstanding surety bonds and letters of credit totaling $149.4 million and $27.3 million, respectively, including $15.2 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $45.8 million and $6.4 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Our cash and investment policy and strategy is to achieve an appropriate investment return while preserving principal and managing risk. Our cash and cash equivalents may include immediately available commercial bank deposits, commercial paper, money market funds, certificates of deposit and time deposits. Our marketable securities contain both debt and equity instruments, held directly or through mutual funds. Our debt securities consist primarily of floating and fixed rate interest earning debt securities, which may include, among others, United States government and government agency debt and corporate debt. Our equity securities consist of holdings in mutual fund securities, which invest mostly in debt securities and holdings in corporate equities. The remaining equity securities in our investment portfolio are holdings in corporate equities. The market value and/or income derived from our debt and equity securities can be negatively impacted by a number of market risk factors, including changes in interest rates, general economic conditions and equity markets. As of June 30, 2015, we had marketable securities in unrealized gain positions totaling $2.6 million. There can be no assurances that the cost basis of these securities will be recovered in the future. If we elect to sell, or are otherwise were required to sell these securities, we could be required to record losses if the market values do not increase prior to any sales. Such losses, if any, would be recorded as a component of our results of operations.

We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments and debt. Derivative instruments utilized in the normal course of business by HomeAmerican include interest rate lock commitments and forward sales of mortgage-backed securities, which are used to manage the price risk on fluctuations in interest rates on our mortgage loans in inventory and interest rate locked commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed at June 30, 2015 had an aggregate principal balance of approximately $86.5 million, all of which were under interest rate lock commitments at an average interest rate of 3.76%. In addition, HomeAmerican had mortgage loans held-for-sale with an aggregate principal balance of $78.8 million at June 30, 2015, of which $14.8 million had not yet been committed to a mortgage purchaser and had an average interest rate of 3.71%. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale which had not yet been committed to a mortgage purchaser, HomeAmerican had forward sales of securities totaling $71.0 million at June 30, 2015.

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

(b) Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company did not repurchase any shares during the three and six months ended June 30, 2015. Additionally, there were no sales of unregistered equity securities during the period.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

10.1	Form of Executive Officer Stock Option Agreement under the 2011 Equity Incentive Plan (May 18, 2015 grants).

10.2

Change in Control Agreement between the Company and Robert N. Martin, dated as of May 23, 2015 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 19, 2015).*

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

101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

* Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2015	M.D.C. HOLDINGS, INC.
(Registrant)

	By:	/s/ Robert N. Martin
Robert N. Martin
Senior Vice President, Chief Financial Officer and Principal Accounting Officer (principal financial officer and duly authorized officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

10.1	Form of Executive Officer Stock Option Agreement under the 2011 Equity Incentive Plan (May 18, 2015 grants).

10.2

Change in Control Agreement between the Company and Robert N. Martin, dated as of May 23, 2015 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 19, 2015).*

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

101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

* Incorporated by reference.