Form 10-Q
period 2015-09-30
MDC HOLDINGS INC
filed 2015-10-27
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 23, 2015, 48,886,424 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

(i)

ITEM 1.     Unaudited Consolidated Financial Statements

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets.

	September 30,	December 31,
	2015	2014
	(Dollars in thousands, except per share amounts)
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$85,074	$122,642
Marketable securities	89,479	140,878
Restricted cash	4,800	2,816
Trade and other receivables	28,588	28,555
Inventories:
Housing completed or under construction	821,667	732,692
Land and land under development	957,695	935,268
Total inventories	1,779,362	1,667,960
Property and equipment, net	28,499	30,491
Deferred tax asset, net	115,145	140,486
Metropolitan district bond securities (related party)	24,074	18,203
Prepaid and other assets	72,448	67,996
Total homebuilding assets	2,227,469	2,220,027
Financial Services:
Cash and cash equivalents	37,921	31,183
Marketable securities	10,939	15,262
Mortgage loans held-for-sale, net	68,633	88,392
Other assets	5,906	3,574
Total financial services assets	123,399	138,411
Total Assets	$2,350,868	$2,358,438
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$41,514	$35,445
Accrued liabilities	106,918	115,117
Revolving credit facility	15,000	15,000
Senior notes, net	846,907	846,450
Total homebuilding liabilities	1,010,339	1,012,012
Financial Services:
Accounts payable and accrued liabilities	54,164	57,268
Mortgage repurchase facility	43,755	60,822
Total financial services liabilities	97,919	118,090
Total Liabilities	1,108,258	1,130,102
Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 48,886,424 and 48,831,639 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	489	488
Additional paid-in-capital	916,975	909,974
Retained earnings	313,969	307,419
Accumulated other comprehensive income	11,177	10,455
Total Stockholders' Equity	1,242,610	1,228,336
Total Liabilities and Stockholders' Equity	$2,350,868	$2,358,438

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share amounts)
	(Unaudited)
Homebuilding:
Home sale revenues	$454,740	$405,051	$1,293,457	$1,154,328
Land sale revenues	906	2,653	1,816	3,171
Total home and land sale revenues	455,646	407,704	1,295,273	1,157,499
Home cost of sales	(375,948)	(338,037)	(1,079,609)	(953,690)
Land cost of sales	(819)	(1,985)	(1,944)	(2,507)
Inventory impairments	(4,351)	-	(4,701)	(850)
Total cost of sales	(381,118)	(340,022)	(1,086,254)	(957,047)
Gross margin	74,528	67,682	209,019	200,452
Selling, general and administrative expenses	(57,444)	(50,512)	(162,757)	(148,652)
Interest and other income	838	5,926	5,412	24,088
Interest expense	-	-	-	(685)
Other expense	(350)	(841)	(2,539)	(2,534)
Loss on early extinguishment of debt	-	-	-	(9,412)
Other-than-temporary impairment of marketable securities	(2,176)	(4,293)	(2,176)	(4,293)
Homebuilding pretax income	15,396	17,962	46,959	58,964

Financial Services:
Revenues	12,841	10,699	34,852	31,413
Expenses	(5,464)	(5,643)	(15,830)	(16,182)
Interest and other income	885	906	2,885	2,395
Financial services pretax income	8,262	5,962	21,907	17,626

Income before income taxes	23,658	23,924	68,866	76,590
Provision for income taxes	(8,880)	(8,466)	(25,670)	(28,086)
Net income	$14,778	$15,458	$43,196	$48,504

Other comprehensive income (loss) related to available for sale securities, net of tax	(226)	(2,484)	722	(4,203)
Comprehensive income	$14,552	$12,974	$43,918	$44,301

Earnings per share:
Basic	$0.30	$0.32	$0.88	$0.99
Diluted	$0.30	$0.32	$0.88	$0.99

Weighted average common shares outstanding
Basic	48,785,973	48,625,685	48,756,265	48,607,425
Diluted	49,070,291	48,830,790	48,982,975	48,824,871

Dividends declared per share	$0.25	$0.25	$0.75	$0.75

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2015	2014
	(Dollars in thousands)
	(Unaudited)
Operating Activities:
Net income	$43,196	$48,504
Adjustments to reconcile net income to net cash used in operating activities:
Loss on early extinguishment of debt	-	9,412
Stock-based compensation expense	6,589	4,754
Depreciation and amortization	3,084	2,928
Inventory impairments	4,701	850
Other-than-temporary impairment of marketable securities	2,176	4,293
Loss (gain) on sale of marketable securities	126	(7,622)
Amortization of discount / premiums on marketable debt securities, net	100	501
Deferred income tax expense	24,782	28,363
Net changes in assets and liabilities:
Restricted cash	(1,984)	(839)
Trade and other receivables	(575)	(5,821)
Mortgage loans held-for-sale	19,759	34,446
Housing completed or under construction	(89,841)	(200,408)
Land and land under development	(25,805)	(79,465)
Prepaid expenses and other assets	(8,072)	(14,084)
Accounts payable and accrued liabilities	(4,722)	932
Net cash used in operating activities	(26,486)	(173,256)

Investing Activities:
Purchases of marketable securities	(46,886)	(409,846)
Maturities of marketable securities	1,510	165,089
Sales of marketable securities	94,910	372,301
Purchases of property and equipment	(830)	(1,919)
Net cash provided by investing activities	48,704	125,625

Financing Activities:
Payments on mortgage repurchase facility, net	(17,067)	(31,292)
Proceeds from issuance of senior notes	-	248,375
Repayment of senior notes	-	(259,118)
Advances on revolving credit facility	-	10,000
Dividend payments	(36,646)	(36,616)
Proceeds from exercise of stock options	665	63
Net cash used in financing activities	(53,048)	(68,588)

Net decrease in cash and cash equivalents	(30,830)	(116,219)
Cash and cash equivalents:
Beginning of period	153,825	199,338
End of period	$122,995	$83,119

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. ("MDC," “the Company," “we,” “us,” or “our” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at September 30, 2015 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2014.

2.	Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which is a comprehensive new revenue recognition model. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for our interim and annual reporting periods beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We do not plan to early adopt the guidance and are currently evaluating the method of adoption and impact the pronouncement will have on our consolidated financial statements and related disclosures.

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

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which changes the presentation of debt issuance costs related to a recognized debt liability in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-03 is effective for our interim and annual reporting periods beginning January 1, 2016. Additionally, since ASU 2015-03 did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30) (“ASU 2015-15”) in August 2015. Under ASU 2015-15, an entity may present debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The guidance under these ASUs is not expected to have a material impact on our consolidated financial statements.

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

Corporate is a non-operating segment that develops and implements strategic initiatives and supports our operating divisions by centralizing key administrative functions such as finance and treasury, information technology, insurance and risk management, litigation and human resources. Corporate also provides the necessary administrative functions to support MDC as a publicly traded company. A portion of the expenses incurred by Corporate are allocated to the homebuilding operating segments based on their respective percentages of assets, and to a lesser degree, a portion of Corporate expenses are allocated to the financial services segments. A majority of Corporate’s personnel and resources are primarily dedicated to activities relating to the homebuilding segments, and, therefore, the balance of any unallocated Corporate expenses is included in homebuilding operations.

The following table summarizes home and land sale revenues for our homebuilding operations and revenues for our financial services operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Homebuilding
West	$229,743	$184,627	$624,261	$510,710
Mountain	147,166	144,442	428,080	392,052
East	78,737	78,635	242,932	254,737
Total home and land sale revenues	$455,646	$407,704	$1,295,273	$1,157,499

Financial Services
Mortgage operations	$7,999	$6,416	$21,752	$18,887
Other	4,842	4,283	13,100	12,526
Total financial services revenues	$12,841	$10,699	$34,852	$31,413

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The following table summarizes pretax income for our homebuilding and financial services operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Homebuilding
West	$16,708	$12,402	$40,808	$41,747
Mountain	12,849	11,031	35,239	30,572
East	(691)	1,138	(1,093)	9,095
Corporate	(13,470)	(6,609)	(27,995)	(22,450)
Total homebuilding pretax income	$15,396	$17,962	$46,959	$58,964

Financial Services
Mortgage operations	$5,354	$3,327	$12,243	$10,387
Other	2,908	2,635	9,664	7,239
Total financial services pretax income	$8,262	$5,962	$21,907	$17,626

Total pretax income	$23,658	$23,924	$68,866	$76,590

The following table summarizes total assets for our homebuilding and financial services operations. The assets in our West, Mountain and East segments consist primarily of inventory while the assets in our Corporate segment primarily include cash and cash equivalents, marketable securities and deferred tax assets. The assets in our financial services segment consist mostly of cash and cash equivalents, marketable securities and mortgage loans held-for-sale.

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)
Homebuilding assets
West	$977,257	$893,970
Mountain	548,454	516,971
East	349,354	343,718
Corporate	352,404	465,368
Total homebuilding assets	$2,227,469	$2,220,027

Financial services assets
Mortgage operations	$78,651	$94,265
Other	44,748	44,146
Total financial services assets	$123,399	$138,411

Total assets	$2,350,868	$2,358,438

4.	Earnings Per Share

A company that has participating securities (for example, holders of unvested restricted stock that has nonforfeitable dividend rights) is required to utilize the two-class method to calculate earnings per share (“EPS”) unless the treasury stock method results in lower EPS. The two-class method is an allocation of earnings between the holders of common stock and a company’s participating security holders. Under the two-class method, earnings for the reporting period are allocated between common shareholders and other security holders based on their respective rights to receive distributed earnings (i.e., dividends) and undistributed earnings (i.e., net income). Currently, we have one class of security and we have participating security holders consisting of shareholders of unvested restricted stock. Basic EPS is calculated by dividing income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. To calculate diluted EPS, basic EPS is further adjusted to include the effect of potential dilutive stock options outstanding. The following table shows basic and diluted EPS calculations:

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share amounts)
Numerator
Net income	$14,778	$15,458	$43,196	$48,504
Less: distributed earnings allocated to participating securities	(25)	(48)	(73)	(150)
Less: undistributed earnings allocated to participating securities	(6)	(13)	(15)	(51)
Net income attributable to common stockholders (numerator for basic earnings per share)	14,747	15,397	43,108	48,303
Add back: undistributed earnings allocated to participating securities	6	13	15	51
Less: undistributed earnings reallocated to participating securities	(6)	(13)	(15)	(51)
Numerator for diluted earnings per share under two class method	$14,747	$15,397	$43,108	$48,303

Denominator
Weighted-average common shares outstanding	48,785,973	48,625,685	48,756,265	48,607,425
Add: dilutive effect of stock options	284,318	205,105	226,710	217,446
Denominator for diluted earnings per share under two class method	49,070,291	48,830,790	48,982,975	48,824,871

Basic Earnings Per Common Share	$0.30	$0.32	$0.88	$0.99
Diluted Earnings Per Common Share	$0.30	$0.32	$0.88	$0.99

Diluted EPS for the three and nine months ended September 30, 2015 excluded options to purchase approximately 3.4 million and 3.9 million shares, respectively, of common stock because the effect of their inclusion would be anti-dilutive. For the same periods in 2014, diluted EPS excluded options to purchase approximately 4.3 million and 4.5 million shares, respectively.

5.	Accumulated Other Comprehensive Income

The following table sets forth our changes in accumulated other comprehensive income (“AOCI”):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Unrealized gains (losses) on available-for-sale marketable securities [1] :
Beginning balance	$1,589	$5,346	$2,775	$7,655
Other comprehensive income (loss) before reclassifications	(2,853)	(4,836)	(3,753)	(3,236)
Amounts reclassified from AOCI [2]	1,714	1,862	1,428	(2,047)
Ending balance	$450	$2,372	$450	$2,372

Unrealized gains on available-for-sale metropolitan district bond securities [1] :
Beginning balance	$9,814	$4,510	$7,680	$3,920
Other comprehensive income before reclassifications	913	490	3,047	1,080
Amounts reclassified from AOCI	-	-	-	-
Ending balance	$10,727	$5,000	$10,727	$5,000

Total ending AOCI	$11,177	$7,372	$11,177	$7,372

(1)	All amounts net-of-tax.
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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The following table sets forth the activity related to reclassifications out of accumulated other comprehensive income related to available for sale securities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Affected Line Item in the Statements of Operations	2015	2014	2015	2014
	(Dollars in thousands)
Homebuilding interest and other income	$(620)	$1,167	$(495)	$7,528
Other-than-temporary impairment of marketable securities	(2,176)	(4,293)	(2,176)	(4,293)
Financial services interest and other income	31	99	368	94
Income before income taxes	(2,765)	(3,027)	(2,303)	3,329
Provision for income taxes	1,051	1,165	875	(1,282)
Net income	$(1,714)	$(1,862)	$(1,428)	$2,047

6.	Fair Value Measurements

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

The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis:

		Fair Value
Financial Instrument	Hierarchy	September 30, 2015	December 31, 2014
		(Dollars in thousands)
Marketable securities (available-for-sale)
Equity securities	Level 1	$100,418	$129,560
Debt securities - maturity less than 1 year	Level 2	-	1,511
Debt securities - maturity 1 to 5 years	Level 2	-	7,643
Debt securities - maturity greater than 5 years	Level 2	-	17,426
Total available-for-sale marketable securities		$100,418	$156,140

Mortgage loans held-for-sale, net	Level 2	$68,633	$88,392

Metropolitan district bond securities (related party) (available-for-sale)	Level 3	$24,074	$18,203

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and cash equivalents, restricted cash, trade and other receivables, prepaid and other assets, accounts payable, and accrued liabilities. Fair value approximates carrying value.

Marketable Securities.  We have marketable debt and equity securities.  Our equity securities consist of holdings in corporate equities and holdings in mutual fund securities, which are primarily invested in debt securities. Our debt securities consist primarily of fixed and floating rate interest earning debt securities, which may include, among others, United States government and government agency debt and corporate debt. We measure the fair value of our debt securities using a third party pricing service that either provides quoted prices in less active markets for identical or similar securities or uses observable inputs for their pricing, both of which are level 2 inputs. As of September 30, 2015 and December 31, 2014, all of our marketable securities were treated as available-for-sale investments and, as such, we have recorded all of our marketable securities at fair value with changes in fair value being recorded as a component of AOCI.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Each quarter we assess all of our securities in an unrealized loss position for potential other-than-temporary impairment (“OTTI”). Our assessment includes a consideration of many factors, both qualitative and quantitative, including the amount of the unrealized loss, the period of time the security has been in a loss position, the financial condition of the issuer and whether we have the intent and ability to hold the securities, among other factors. During the three and nine months ended September 30, 2015 and 2014, we recorded pretax OTTIs of $2.2 million and $4.3 million, respectively, for certain of our mutual funds that were in a loss position as of the end of each respective period. The OTTIs are included in other-than-temporary impairment of marketable securities in the homebuilding section of our consolidated statements of operations.

The following table sets forth the amortized cost and estimated fair value of our available-for-sale marketable securities:

	September 30, 2015

	Amortized Cost	OTTI	Net Amortized Cost	Fair Value
	(Dollars in thousands)
Homebuilding:
Equity securities	$89,841	$(2,176)	$87,665	$89,479
Debt securities	-	-	-	-
Total homebuilding available-for-sale marketable securities	$89,841	$(2,176)	$87,665	$89,479

Financial Services:
Equity securities	$12,026	-	$12,026	$10,939
Debt securities	-	-	-	-
Total financial services available-for-sale marketable securities	$12,026	$-	$12,026	$10,939

Total available-for-sale marketable securities	$101,867	$(2,176)	$99,691	$100,418

	December 31, 2014

	Amortized Cost	OTTI	Net Amortized Cost	Fair Value
	(Dollars in thousands)
Homebuilding:
Equity securities	$116,009	$-	$116,009	$120,274
Debt securities	20,660	-	20,660	20,604
Total homebuilding available-for-sale marketable securities	$136,669	$-	$136,669	$140,878

Financial Services:
Equity securities	$9,028	$-	$9,028	$9,286
Debt securities	5,930	-	5,930	5,976
Total financial services available-for-sale marketable securities	$14,958	$-	$14,958	$15,262

Total available-for-sale marketable securities	$151,627	$-	$151,627	$156,140

As of September 30, 2015 and December 31, 2014, our marketable securities were in a net unrealized loss position totaling $1.4 million, before recognition of the OTTIs, and a net unrealized gain position totaling $4.5 million, respectively. Our marketable securities that were in unrealized loss positions, excluding those that were impaired as part of the OTTIs, aggregated to unrealized losses of $3.0 million and $3.1 million as of September 30, 2015 and December 31, 2014, respectively. The table below sets forth the aggregated unrealized losses for individual debt and equity securities that were in unrealized loss positions but did not have OTTIs recognized. We do not believe the decline in the value of these marketable securities as of September 30, 2015 is other-than-temporary.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

	September 30, 2015			December 31, 2014
	Number of Securities in a Loss Position	Aggregate Loss Position	Aggregate Fair Value of Securities in a Loss Position	Number of Securities in a Loss Position	Aggregate Loss Position	Aggregate Fair Value of Securities in a Loss Position
	(Dollars in thousands)
Type of Investment
Debt	-	$-	$-	52	$(359)	$14,536
Equity	13	(2,989)	24,755	6	(2,738)	74,999
Total	13	$(2,989)	$24,755	58	$(3,097)	$89,535

The following table sets forth gross realized gains and losses from the sale of available-for-sale marketable securities, which were included in either interest and other income in the homebuilding section or interest and other income in the financial services section of our consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Gross realized gains on sales of available-for-sale securities
Equity securities	$980	$979	$1,855	$6,496
Debt securities	42	466	413	2,386
Total	$1,022	$1,445	$2,268	$8,882

Gross realized losses on sales of available-for-sale securities
Equity securities	$(1,604)	$(92)	$(2,161)	$(801)
Debt securities	(6)	(87)	(233)	(459)
Total	$(1,610)	$(179)	$(2,394)	$(1,260)

Net realized gain (loss) on sales of available-for-sale securities	$(588)	$1,266	$(126)	$7,622

Mortgage Loans Held-for-Sale, Net.  As of September 30, 2015, the primary components of our mortgage loans held-for-sale that are measured at fair value on a recurring basis are: (1) mortgage loans held-for-sale under commitments to sell; and (2) mortgage loans held-for-sale not under commitments to sell. At September 30, 2015 and December 31, 2014, we had $47.3 million and $74.2 million, respectively, of mortgage loans held-for-sale under commitments to sell for which fair value was based upon Level 2 inputs, which were the quoted market prices for those mortgage loans. At September 30, 2015 and December 31, 2014, we had $21.3 million and $14.2 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input.

Metropolitan District Bond Securities (Related Party).  The Metropolitan district bond securities (the “Metro Bonds”) are included in the homebuilding section of our accompanying consolidated balance sheets. We acquired the Metro Bonds from a quasi-municipal corporation in the state of Colorado (the “Metro District”), which was formed to help fund and maintain the infrastructure associated with a master-planned community being developed by our Company. Cash flows received by the Company from these securities reflect principal and interest payments from the Metro District, which are generally received in the fourth quarter, and are supported by an annual levy on the taxable assessed value of real estate and personal property within the Metro District’s boundaries. The stated year of maturity for the Metro Bonds is 2037. However, if the unpaid principal and all accrued interest are not paid off by the year 2037, the Company will continue to receive principal and interest payments in perpetuity until the unpaid principal and accrued interest is paid in full. Since 2007 and through the first quarter of 2013, we accounted for these securities under the cost recovery method and they were not carried at fair value in accordance with ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”).

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

In the second quarter of 2013, we determined that these securities no longer were required to be accounted for under the cost recovery method due to an increase in the number of new homes delivered in the community coupled with improvements in property values within the Metro District. In accordance with ASC 310-30, we adjust the bond principal balance using an interest accretion model that utilizes future cash flows expected to be collected. Furthermore, as this investment is accounted for as an available-for-sale asset, we update its fair value on a quarterly basis, with the adjustment being recorded through AOCI. The fair value is based upon a discounted future cash flow model, which uses Level 3 inputs. The primary unobservable inputs used in our discounted cash flow model are (1) the forecasted number of homes to be closed, as they drive increases to the tax paying base for the Metro District, (2) the forecasted assessed value of those closed homes and (3) the discount rate. Cash receipts, which are typically only received in the fourth quarter, reduce the carrying value of the Metro Bonds. The table below provides quantitative data, as of September 30, 2015, regarding each unobservable input and the sensitivity of fair value to potential changes in those unobservable inputs.

	Quantitative Data				Sensitivity Analysis
Unobservable Input	Range			Weighted Average	Movement in Fair Value from Increase in Input	Movement in Fair Value from Decrease in Input
Number of homes closed per year	0	to	122	94	Increase	Decrease
Average sales price	$350K	to	$1.2 million	$400K	Increase	Decrease
Discount rate	5%	to	12%	8.1%	Decrease	Increase

The table set forth below summarizes the activity for our Metro Bonds:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$22,259	$14,291	$18,203	$12,729
Increase in fair value (recorded in other comprehensive income)	1,472	798	4,815	1,757
Change due to accretion of principal	343	290	1,056	893
Cash receipts	-	-	-	-
Balance at end of period	$24,074	$15,379	$24,074	$15,379

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

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
5⅝% Senior Notes due February 2020, net	$246,907	$260,225	$246,450	$257,950
5½% Senior Notes due January 2024	250,000	284,258	250,000	242,608
6% Senior Notes due January 2043	350,000	254,033	350,000	296,555
Total	$846,907	$798,516	$846,450	$797,113

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

7.	Inventories

The following table sets forth, by reportable segment, information relating to our homebuilding inventories:

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$417,403	$343,134
Mountain	272,727	220,489
East	131,537	169,069
Subtotal	821,667	732,692
Land and Land Under Development:
West	511,000	507,252
Mountain	251,943	277,583
East	194,752	150,433
Subtotal	957,695	935,268
Total Inventories	$1,779,362	$1,667,960

Our inventories are primarily associated with communities where we intend to construct and sell homes, including models and speculative homes (defined as homes under construction without a sales contract and also referred to as “spec homes”). Costs capitalized to land and land under development primarily include: (1) land costs; (2) land development costs; (3) entitlement costs; (4) capitalized interest; (5) engineering fees; and (6) title insurance, real property taxes and closing costs directly related to the purchase of the land parcel. Components of housing completed or under construction primarily include: (1) land costs transferred from land and land under development; (2) direct construction costs associated with a house; (3) real property taxes, engineering fees, permits and other fees; (4) capitalized interest; and (5) indirect construction costs, which include field construction management salaries and benefits, utilities and other construction related costs. Land costs are transferred from land and land under development to housing completed or under construction at the point in time that construction of a home on an owned lot begins. Included in land and land under development at September 30, 2015 was $6.9 million of land held for sale. We did not have any land held for sale at December 31, 2014.

In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), homebuilding inventories, excluding those classified as held for sale, are carried at cost unless events and circumstances indicate that the carrying value of the underlying subdivision may not be recoverable.  We evaluate inventories for impairment at each quarter end on a subdivision level basis as each subdivision represents the lowest level of identifiable cash flows. In making this determination, we review, among other things, the following for each subdivision:

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

If events or circumstances indicate that the carrying value of our inventory may not be recoverable, assets are reviewed for impairment by comparing the undiscounted estimated future cash flows from an individual subdivision to its carrying value. If the undiscounted future cash flows are less than the subdivision’s carrying value, the carrying value of the subdivision is written down to its estimated fair value, which is determined using Level 3 inputs. We generally determine the estimated fair value of each subdivision by determining the present value of the estimated future cash flows at discount rates that are commensurate with the risk of the subdivision under evaluation. The primary unobservable input used in our discounted cash flow model is the discount rate.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

If land is classified as held for sale, we measure it at the lower of the carrying value or fair value less estimated costs to sell, in accordance with ASC 360. In determining fair value, we primarily rely upon the most recent negotiated price which is a Level 2 input. If a negotiated price is not available, we will consider several factors including, but not limited to, current market conditions, recent comparable sales transactions and market analysis studies. If the fair value less estimated costs to sell is lower than the current carrying value, the land is impaired down to its estimated fair value less costs to sell.

Impairments of homebuilding inventory by segment for the three and nine months ended September 30, 2015 and 2014 are shown in the table below. In addition to the impairments shown below, using Level 2 inputs, we recorded $1.1 million of impairments on our land held for sale during the three and nine months ended September 30, 2015. No such impairments were recorded during the same periods in 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
West	$-	$-	$-	$-
Mountain	250	-	250	-
East	2,975	-	3,325	850
Total Inventory Impairments	$3,225	$-	$3,575	$850

The table below provides quantitative data, for the periods presented, used in determining the fair value of the impaired inventory.

	Impairment Data				Quantitative Data

Three Months Ended	Total Subdivisions Tested	Inventory Impairments	Fair Value of Inventory After Impairments	Number of Subdivisions Impaired	Discount Rate
	(Dollars in thousands)
March 31, 2015	22	$350	$3,701	1	8.7%
June 30, 2015	22	-	-	-	N/A
September 30, 2015	18	3,225	14,836	5	12.0 - 15.0%
Total	62	$3,575	$18,537	6

March 31, 2014	16	$-	$-	-	N/A
June 30, 2014	16	850	4,285	2	11.0 - 13.8%
September 30, 2014	23	-	-	-	N/A
Total	55	$850	$4,285	2

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

8.	Capitalization of Interest

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Homebuilding interest incurred	$13,265	$16,499	$39,821	$52,211
Less: Interest capitalized	(13,265)	(16,499)	(39,821)	(51,526)
Homebuilding interest expensed	$-	$-	$-	$685

Interest capitalized, beginning of period	$78,857	$80,936	$79,231	$74,155
Plus: Interest capitalized during period	13,265	16,499	39,821	51,526
Less: Previously capitalized interest included in home and land cost of sales	(12,878)	(14,966)	(39,808)	(43,212)
Interest capitalized, end of period	$79,244	$82,469	$79,244	$82,469

9.	Homebuilding Prepaid Expenses and Other Assets

The following table sets forth the components of homebuilding prepaid expenses and other assets:

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)
Land option deposits	$14,971	$12,895
Deferred marketing costs	31,372	29,231
Prepaid expenses	5,705	5,104
Goodwill	6,008	6,008
Deferred debt issuance costs, net	11,757	13,004
Other	2,635	1,754
Total	$72,448	$67,996

10.	Homebuilding Accrued Liabilities and Financial Services Accounts Payable and Accrued Liabilities

The following table sets forth information relating to homebuilding accrued liabilities:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Customer and escrow deposits	$24,381	$16,728
Warranty accrual	16,081	18,346
Accrued compensation and related expenses	21,859	27,541
Accrued interest	11,031	23,234
Land development and home construction accruals	9,723	10,108
Other accrued liabilities	23,843	19,160
Total accrued liabilities	$106,918	$115,117

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The following table sets forth information relating to financial services accounts payable and accrued liabilities:

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)
Insurance reserves	$46,685	$50,470
Accounts payable and other accrued liabilities	7,479	6,798
Total accounts payable and accrued liabilities	$54,164	$57,268

11.	Warranty Accrual

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

Our warranty accrual is included in accrued liabilities in the homebuilding section of our consolidated balance sheets and adjustments to our warranty accrual are recorded as an increase or reduction to home cost of sales in the homebuilding section of our consolidated statements of operations and comprehensive income.

The table set forth below summarizes warranty accrual, payment and adjustment activity for the three and nine months ended September 30, 2015 and 2014. As a result of favorable warranty payment experience relative to our estimates at the time of home closing, we reduced our warranty reserve by $0.2 million for the nine months ended September 30, 2015 compared to $0.5 million and $2.6 million, respectively, for the three and nine months ended September 30, 2014. There was no such adjustment for the three months ended September 30, 2015.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$17,253	$20,178	$18,346	$22,238
Expense provisions	1,536	1,206	3,980	3,363
Cash payments	(2,708)	(1,758)	(6,032)	(3,900)
Adjustments	-	(525)	(213)	(2,600)
Balance at end of period	$16,081	$19,101	$16,081	$19,101

12.	Insurance Reserves

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The table set forth below summarizes the insurance reserve activity for the three and nine months ended September 30, 2015 and 2014. The insurance reserve is included as a component of accrued liabilities in the financial services section of the accompanying consolidated balance sheets.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$47,389	$49,363	$50,470	$49,637
Expense provisions	1,652	1,530	4,501	4,577
Cash payments, net of recoveries	(2,356)	(1,424)	(6,786)	(4,745)
Adjustments	-	-	(1,500)	-
Balance at end of period	$46,685	$49,469	$46,685	$49,469

For the three and nine month periods ended September 30, 2014 and the three month period ended September 30, 2015, we had no insurance reserve adjustments. The $1.5 million adjustment to decrease our insurance reserve during the nine months ended September 30, 2015 primarily resulted from a decrease in insurance claim payment severity and frequency relative to prior period estimates.

In the ordinary course of business, we make payments from our insurance reserves to settle litigation claims arising primarily from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the three and nine months ended September 30, 2015 and 2014 are not necessarily indicative of what future cash payments will be for subsequent periods.

13.	Income Taxes

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. Our overall effective income tax rates were 37.5% and 37.3% for the three and nine months ended September 30, 2015, respectively, compared to 35.4% and 36.7% for the three and nine months ended September 30, 2014, respectively. The rates for the three and nine months ended September 30, 2015 resulted in income tax expense of $8.9 million and $25.7 million, respectively, compared to income tax expense of $8.5 million and $28.1 million for the three and nine months ended September 30, 2014.

At September 30, 2015 and December 31, 2014 we had deferred tax assets, net of deferred tax liabilities, of $128.4 million and $153.5 million, respectively. Included in our deferred tax assets at September 30, 2015 are $19.6 million and $33.6 million of federal and state net operating loss carryforwards, respectively. Our net deferred tax assets at September 30, 2015 and December 31, 2014 were partially offset by valuation allowances of $13.2 million and $13.0 million, respectively, related to (1) various state net operating loss carryforwards where realization is more uncertain at this time due to the more limited carryforward periods that exist in certain states and (2) the portion of the amount by which the carrying value of our Metro Bonds for tax purposes exceeds our carrying value for book purposes, as we believe realization of that portion is more uncertain at this time.

14.	Senior Notes

The following table sets forth the carrying amount of our senior notes as of September 30, 2015 and December 31, 2014, net of applicable discounts:

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)
5⅝% Senior Notes due February 2020, net	$246,907	$246,450
5½% Senior Notes due January 2024	250,000	250,000
6% Senior Notes due January 2043	350,000	350,000
Total	$846,907	$846,450

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

We account for share-based awards in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”), which requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period. Stock-based compensation awards are valued at fair value on the date of grant. The following table sets forth share-based award expense activity for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Stock option grant expense	$3,544	$1,521	$5,043	$2,723
Restricted stock awards expense	454	683	1,546	2,031
Total stock based compensation	$3,998	$2,204	$6,589	$4,754

On May 18, 2015, the Company granted a non-qualified stock option to each of the Chief Executive Officer and the Chief Operating Officer for 1,000,000 shares of common stock under the Company’s 2011 Equity Incentive Plan. The terms of each option provide that, over a five year period, one third of the option shares will vest as of each of the third, fourth, and fifth anniversary dates of the grant of the option; provided that all unvested option shares will vest immediately in the event the closing price of the Company’s stock, as reported by the New York Stock Exchange, in any 20 out of 30 consecutive trading days closes at a price equal to or greater than 120% of the closing price on the date of grant (the “market-based condition”). The option exercise price is equal to the closing price of the Company’s common stock on the date of grant, which was $28.45 and the expiration date of each option is May 18, 2025. In accordance with ASC 718, the market-based awards were assigned a fair value of $5.62 per share on the date of grant using a Monte Carlo simulation model. In accordance with the valuation model used, the total $11.2 million in expense will be recorded on a straight-line basis through the end of the 2016 second quarter. However, if at such time these options vest under the market-based condition prior to the end of the expected expense term, all remaining expense will be recognized immediately.

16.	Commitments and Contingencies

Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At September 30, 2015, we had issued and outstanding surety bonds and letters of credit totaling $169.1 million and $49.6 million, respectively, including $27.9 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $60.0 million and $15.3 million, respectively. The letters of credit as of September 30, 2015, excluding those issued by HomeAmerican, were outstanding under our unsecured revolving credit facility (see Note 18 for further discussion of the revolving credit facility). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

We have made no material guarantees with respect to third-party obligations.

Mortgage Loan Loss Reserves. In the normal course of business, we establish reserves for potential losses associated with HomeAmerican’s sale of mortgage loans to third-parties. These reserves are created to address repurchase and indemnity claims by third-party purchasers of the mortgage loans, which claims arise primarily out of, but are not limited to, allegations of homebuyer fraud at the time of origination of the loan, missing documentation, loan processing defects or defective appraisals. These reserves are based upon, among other things: (1) pending claims received from third-party purchasers associated with previously sold mortgage loans; (2) a current assessment of the potential exposure associated with future claims of homebuyer fraud in mortgage loans originated in prior periods; and (3) historical loss experience. In addition to reserves established for mortgage loans previously sold to third-parties, we establish reserves for loans that we have been required to repurchase. Our mortgage loan reserves are reflected as a component of accrued liabilities in the financial services section of the accompanying consolidated balance sheets, and the associated expenses are included in expenses in the financial services section of the accompanying consolidated statements of operations and comprehensive income.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The following table summarizes the mortgage loan loss reserve activity for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$1,058	$714	$810	$1,370
Expense provisions	39	42	764	42
Cash payments	(325)	-	(325)	(237)
Adjustments	(568)	(160)	(1,045)	(579)
Balance at end of period	$204	$596	$204	$596

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

Lot Option Contracts. In the normal course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allow us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments and minimizes the amount of our land inventories on our consolidated balance sheets. Our obligation with respect to Option Contracts is generally limited to forfeiture of the related deposits. At September 30, 2015, we had cash deposits and letters of credit totaling $14.1 million and $2.8 million, respectively, at risk associated with the option to purchase 2,699 lots.

17.	Derivative Financial Instruments

The derivative instruments we utilize in the normal course of business are interest rate lock commitments and forward sales of mortgage-backed securities, both of which typically are short-term in nature. Forward sales of mortgage-backed securities are utilized to hedge changes in fair value of our interest rate lock commitments as well as mortgage loans held-for-sale not under commitments to sell. For forward sales of securities, as well as interest rate lock commitments that are still outstanding at the end of a reporting period, we record the changes in fair value of the derivatives in revenues in the financial services section of our consolidated statements of operations and comprehensive income with an offset to prepaid expenses and other assets or accounts payable and accrued liabilities in the financial services section of our accompanying consolidated balance sheets, depending on the nature of the change.

At September 30, 2015, we had interest rate lock commitments with an aggregate principal balance of $107.1 million. Additionally, we had $21.3 million of mortgage loans held-for-sale that were not under commitments to sell at September 30, 2015. In order to hedge the changes in fair value of our interest rate lock commitments and mortgage loans held-for-sale which had not yet been committed to a mortgage purchaser, we had forward sales of securities totaling $82.0 million at September 30, 2015.

For the three and nine months ended September 30, 2015, we recorded net gains (losses) on our derivatives of $0.9 million and $0.6 million, respectively, compared to $0 and $(0.4) million for the same periods in 2014.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of September 30, 2015.

We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At September 30, 2015 and December 31, 2014, there were $21.6 million and $10.5 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. At both September 30, 2015 and December 31, 2014, we had $15.0 million in borrowings outstanding under the Revolving Credit Facility. As of September 30, 2015, availability under the Revolving Credit Facility was approximately $513.4 million.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). This agreement was amended on September 18, 2015 and extended until September 16, 2016. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, we may be required to repurchase the ineligible mortgage loan immediately. The Mortgage Repurchase Facility, which had a temporary increase in the maximum aggregate commitment from $50 million to $80 million from December 29, 2014 through January 28, 2015, had a maximum aggregate commitment of $50 million as of September 30, 2015. At September 30, 2015 and December 31, 2014, HomeAmerican had $43.8 million and $60.8 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under our Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is LIBOR-based. The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth Ratio, (iii) a minimum Adjusted Net Income requirement, and (iv) a minimum Liquidity requirement. The foregoing terms are defined in the Mortgage Repurchase Facility. We believe we were in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of September 30, 2015.

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

Supplemental Condensed Combining Balance Sheet

	September 30, 2015
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and cash equivalents	$81,358	$3,716	$-	$-	$85,074
Marketable securities	89,479	-	-	-	89,479
Restricted cash	-	4,800	-	-	4,800
Trade and other receivables	5,335	25,568	-	(2,315)	28,588
Inventories:
Housing completed or under construction	-	821,667	-	-	821,667
Land and land under development	-	957,695	-	-	957,695
Total inventories	-	1,779,362	-	-	1,779,362

Intercompany receivables	1,566,356	2,855	5,469	(1,574,680)	-
Investment in subsidiaries	240,112	-	-	(240,112)	-
Property and equipment, net	28,499	-	-	-	28,499
Deferred tax asset, net	112,756	-	-	2,389	115,145
Metropolitan district bond securities (related party)	24,074	-	-	-	24,074
Prepaid and other assets	10,829	61,619	-	-	72,448
Total homebuilding assets	2,158,798	1,877,920	5,469	(1,814,718)	2,227,469

Financial Services:
Cash and cash equivalents	-	-	37,921	-	37,921
Marketable securities	-	-	10,939	-	10,939
Intercompany receivables	-	-	38,846	(38,846)	-
Mortgage loans held-for-sale, net	-	-	68,633	-	68,633
Other assets	-	-	8,295	(2,389)	5,906
Total financial services assets	-	-	164,634	(41,235)	123,399
Total Assets	$2,158,798	$1,877,920	$170,103	$(1,855,953)	$2,350,868

LIABILITIES AND EQUITY

Homebuilding:
Accounts payable	$-	$41,514	$-	$-	$41,514
Accrued liabilities	7,111	97,356	96	2,355	106,918
Advances and notes payable to parent and subsidiaries	47,170	1,538,222	25,443	(1,610,835)	-
Revolving credit facility	15,000	-	-	-	15,000
Senior notes, net	846,907	-	-	-	846,907
Total homebuilding liabilities	916,188	1,677,092	25,539	(1,608,480)	1,010,339

Financial Services:
Accounts payable and other liabilities	-	-	58,834	(4,670)	54,164
Advances and notes payable to parent and subsidiaries	-	-	2,691	(2,691)	-
Mortgage repurchase facility	-	-	43,755	-	43,755
Total financial services liabilities	-	-	105,280	(7,361)	97,919
Total Liabilities	916,188	1,677,092	130,819	(1,615,841)	1,108,258

Equity:
Total Stockholders' Equity	1,242,610	200,828	39,284	(240,112)	1,242,610
Total Liabilities and Stockholders' Equity	$2,158,798	$1,877,920	$170,103	$(1,855,953)	$2,350,868

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Balance Sheet

	December 31, 2014
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and cash equivalents	$119,951	$2,691	$-	$-	$122,642
Marketable securities	140,878	-	-	-	140,878
Restricted cash	-	2,816	-	-	2,816
Trade and other receivables	6,573	24,449	-	(2,467)	28,555
Inventories:
Housing completed or under construction	-	732,692	-	-	732,692
Land and land under development	-	935,268	-	-	935,268
Total inventories	-	1,667,960	-	-	1,667,960

Intercompany receivables	1,418,705	2,854	5,295	(1,426,854)	-
Investment in subsidiaries	260,874	-	-	(260,874)	-
Property and equipment, net	30,491	-	-	-	30,491
Deferred tax asset, net	137,529	-	-	2,957	140,486
Metropolitan district bond securities (related party)	18,203	-	-	-	18,203
Prepaid and other assets	11,252	56,744	-	-	67,996
Total homebuilding assets	2,144,456	1,757,514	5,295	(1,687,238)	2,220,027

Financial Services:
Cash and cash equivalents	-	-	31,183	-	31,183
Marketable securities	-	-	15,262	-	15,262
Intercompany receivables	-	-	39,513	(39,513)	-
Mortgage loans held-for-sale, net	-	-	88,392	-	88,392
Other assets	-	-	6,531	(2,957)	3,574
Total financial services assets	-	-	180,881	(42,470)	138,411
Total Assets	$2,144,456	$1,757,514	$186,176	$(1,729,708)	$2,358,438

LIABILITIES AND EQUITY

Homebuilding:
Accounts payable	$-	$35,445	$-	$-	$35,445
Accrued liabilities	7,007	105,529	67	2,514	115,117
Advances and notes payable to parent and subsidiaries	47,663	1,392,111	23,809	(1,463,583)	-
Revolving credit facility	15,000	-	-	-	15,000
Senior notes, net	846,450	-	-	-	846,450
Total homebuilding liabilities	916,120	1,533,085	23,876	(1,461,069)	1,012,012

Financial Services:
Accounts payable and accrued liabilities	-	-	62,249	(4,981)	57,268
Advances and notes payable to parent and subsidiaries	-	-	2,784	(2,784)	-
Mortgage repurchase facility	-	-	60,822	-	60,822
Total financial services liabilities	-	-	125,855	(7,765)	118,090
Total Liabilities	916,120	1,533,085	149,731	(1,468,834)	1,130,102

Equity:
Total Stockholders' Equity	1,228,336	224,429	36,445	(260,874)	1,228,336
Total Liabilities and Stockholders' Equity	$2,144,456	$1,757,514	$186,176	$(1,729,708)	$2,358,438

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statement of Operations

	Three Months Ended September 30, 2015
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$455,646	$-	$-	$455,646
Home and land cost of sales	-	(376,667)	(100)	-	(376,767)
Inventory impairments	-	(4,351)	-	-	(4,351)
Total cost of sales	-	(381,018)	(100)	-	(381,118)
Gross margin	-	74,628	(100)	-	74,528
Selling, general, and administrative expenses	(11,651)	(45,620)	-	(173)	(57,444)
Equity income of subsidiaries	23,070	-	-	(23,070)	-
Interest and other income	539	298	2	(1)	838
Interest expense	155	-	-	(155)	-
Other expense	(2)	(348)	-	-	(350)
Other-than-temporary impairment of marketable securities	(2,176)	-	-	-	(2,176)
Homebuilding pretax income (loss)	9,935	28,958	(98)	(23,399)	15,396
Financial Services:
Financial services pretax income	-	-	7,933	329	8,262
Income before income taxes	9,935	28,958	7,835	(23,070)	23,658
(Provision) benefit for income taxes	4,843	(10,874)	(2,849)	-	(8,880)
Net income	$14,778	$18,084	$4,986	$(23,070)	$14,778
Other comprehensive income related to available for sale securities, net of tax	(226)	-	1,198	(1,198)	(226)
Comprehensive income	$14,552	$18,084	$6,184	$(24,268)	$14,552

	Three Months Ended September 30, 2014
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$407,704	$-	$-	$407,704
Home and land cost of sales	-	(340,022)	-	-	(340,022)
Inventory impairments	-	-	-	-	-
Total cost of sales	-	(340,022)	-	-	(340,022)
Gross margin	-	67,682	-	-	67,682
Selling, general, and administrative expenses	(7,813)	(42,532)	-	(167)	(50,512)
Equity income of subsidiaries	19,538	-	-	(19,538)	-
Interest and other income	5,680	254	3	(11)	5,926
Interest expense	-	-	-	-	-
Other expense	(2)	(839)	-	-	(841)
Other-than-temporary impairment of marketable securities	(4,293)	-	-	-	(4,293)
Homebuilding pretax income (loss)	13,110	24,565	3	(19,716)	17,962
Financial Services:
Financial services pretax income	-	-	5,784	178	5,962
Income before income taxes	13,110	24,565	5,787	(19,538)	23,924
(Provision) benefit for income taxes	2,348	(8,677)	(2,137)	-	(8,466)
Net income	$15,458	$15,888	$3,650	$(19,538)	$15,458
Other comprehensive income related to available for sale securities, net of tax	(2,484)	-	(208)	208	(2,484)
Comprehensive income	$12,974	$15,888	$3,442	$(19,330)	$12,974

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statement of Operations

	Nine Months Ended September 30, 2015
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$1,295,273	$-	$-	$1,295,273
Home and land cost of sales	-	(1,081,453)	(100)	-	(1,081,553)
Inventory impairments	-	(4,701)	-	-	(4,701)
Total cost of sales	-	(1,086,154)	(100)	-	(1,086,254)
Gross margin	-	209,119	(100)	-	209,019
Selling, general, and administrative expenses	(29,211)	(133,125)	-	(421)	(162,757)
Equity income of subsidiaries	60,310	-	-	(60,310)	-
Interest and other income	3,830	1,573	7	2	5,412
Interest expense	433	-	-	(433)	-
Other expense	(5)	(2,534)	-	-	(2,539)
Loss on early extinguishment of debt	-	-	-	-	-
Other-than-temporary impairment of marketable securities	(2,176)	-	-	-	(2,176)
Homebuilding pretax income (loss)	33,181	75,033	(93)	(61,162)	46,959
Financial Services:
Financial services pretax income	-	-	21,055	852	21,907
Income before income taxes	33,181	75,033	20,962	(60,310)	68,866
(Provision) benefit for income taxes	10,015	(27,986)	(7,699)	-	(25,670)
Net income	$43,196	$47,047	$13,263	$(60,310)	$43,196
Other comprehensive income related to available for sale securities, net of tax	722	-	918	(918)	722
Comprehensive income	$43,918	$47,047	$14,181	$(61,228)	$43,918

	Nine Months Ended September 30, 2014
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$1,157,499	$-	$-	$1,157,499
Home and land cost of sales	-	(956,197)	-	-	(956,197)
Inventory impairments	-	(850)	-	-	(850)
Total cost of sales	-	(957,047)	-	-	(957,047)
Gross margin	-	200,452	-	-	200,452
Selling, general, and administrative expenses	(30,534)	(117,619)	-	(499)	(148,652)
Equity income of subsidiaries	62,290	-	-	(62,290)	-
Interest and other income	23,021	1,089	12	(34)	24,088
Interest expense	(685)	-	-	-	(685)
Other expense	(6)	(2,528)	-	-	(2,534)
Loss on early extinguishment of debt	(9,412)	-	-	-	(9,412)
Other-than-temporary impairment of marketable securities	(4,293)	-	-	-	(4,293)
Homebuilding pretax income (loss)	40,381	81,394	12	(62,823)	58,964
Financial Services:
Financial services pretax income	-	-	17,093	533	17,626
Income before income taxes	40,381	81,394	17,105	(62,290)	76,590
(Provision) benefit for income taxes	8,123	(29,848)	(6,361)	-	(28,086)
Net income	$48,504	$51,546	$10,744	$(62,290)	$48,504
Other comprehensive income related to available for sale securities, net of tax	(4,203)	-	(93)	93	(4,203)
Comprehensive income	$44,301	$51,546	$10,651	$(62,197)	$44,301

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statement of Cash Flows

	Nine Months Ended September 30, 2015
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$19,057	$(73,657)	$28,114	$-	$(26,486)
Net cash provided by (used in) investing activities	(21,669)	(402)	3,260	67,515	48,704
Financing activities:
Payments from (advances to) subsidiaries	-	75,084	(7,569)	(67,515)	-
Mortgage repurchase facility	-	-	(17,067)	-	(17,067)
Dividend payments	(36,646)	-	-	-	(36,646)
Proceeds from the exercise of stock options	665	-	-	-	665
Net cash provided by (used in) financing activities	(35,981)	75,084	(24,636)	(67,515)	(53,048)

Net increase in cash and cash equivalents	(38,593)	1,025	6,738	-	(30,830)
Cash and cash equivalents:
Beginning of period	119,951	2,691	31,183	-	153,825
End of period	$81,358	$3,716	$37,921	$-	$122,995

	Nine Months Ended September 30, 2014
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(44,477)	$(174,980)	$46,201	$-	$(173,256)
Net cash provided by (used in) investing activities	(9,675)	(428)	1,717	134,011	125,625
Financing activities:
Payments from (advances to) subsidiaries	-	174,725	(40,714)	(134,011)	-
Mortgage repurchase facility	-	-	(31,292)	-	(31,292)
Proceeds from issuance of senior notes	248,375	-	-	-	248,375
Repayment of senior notes	(259,118)	-	-	-	(259,118)
Advances on revolving credit facility, net	10,000	-	-	-	10,000
Dividend payments	(36,616)	-	-	-	(36,616)
Proceeds from the exercise of stock options	63	-	-	-	63
Net cash provided by (used in) financing activities	(37,296)	174,725	(72,006)	(134,011)	(68,588)

Net increase in cash and cash equivalents	(91,448)	(683)	(24,088)	-	(116,219)
Cash and cash equivalents:
Beginning of period	145,180	3,454	50,704	-	199,338
End of period	$53,732	$2,771	$26,616	$-	$83,119

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Homebuilding:	(Dollars in thousands, except per share amounts)
Home sale revenues	$454,740	$405,051	$1,293,457	$1,154,328
Land sale revenues	906	2,653	1,816	3,171
Total home and land sale revenues	455,646	407,704	1,295,273	1,157,499
Home cost of sales	(375,948)	(338,037)	(1,079,609)	(953,690)
Land cost of sales	(819)	(1,985)	(1,944)	(2,507)
Inventory impairments	(4,351)	-	(4,701)	(850)
Total cost of sales	(381,118)	(340,022)	(1,086,254)	(957,047)
Gross margin	74,528	67,682	209,019	200,452
Gross margin %	16.4%	16.6%	16.1%	17.3%
Selling, general and administrative expenses	(57,444)	(50,512)	(162,757)	(148,652)
Interest and other income	838	5,926	5,412	24,088
Interest expense	-	-	-	(685)
Other expense	(350)	(841)	(2,539)	(2,534)
Loss on early extinguishment of debt	-	-	-	(9,412)
Other-than-temporary impairment of marketable securities	(2,176)	(4,293)	(2,176)	(4,293)
Homebuilding pretax income	15,396	17,962	46,959	58,964

Financial Services:
Revenues	12,841	10,699	34,852	31,413
Expenses	(5,464)	(5,643)	(15,830)	(16,182)
Interest and other income	885	906	2,885	2,395
Financial services pretax income	8,262	5,962	21,907	17,626

Income before income taxes	23,658	23,924	68,866	76,590
Provision for income taxes	(8,880)	(8,466)	(25,670)	(28,086)
Net income	$14,778	$15,458	$43,196	$48,504

Earnings per share:
Basic	$0.30	$0.32	$0.88	$0.99
Diluted	$0.30	$0.32	$0.88	$0.99

Weighted average common shares outstanding:
Basic	48,785,973	48,625,685	48,756,265	48,607,425
Diluted	49,070,291	48,830,790	48,982,975	48,824,871

Dividends declared per share	$0.25	$0.25	$0.75	$0.75

Cash provided by (used in):
Operating Activities	$(70,995)	$(76,984)	$(26,486)	$(173,256)
Investing Activities	$32,115	$42,700	$48,704	$125,625
Financing Activities	$(18,413)	$(12,628)	$(53,048)	$(68,588)

Overview

Industry Conditions

The homebuilding industry continued a slow but steady recovery during the 2015 third quarter, with key macroeconomic drivers such as new homes sales, employment levels and consumer confidence showing modest improvements, while the supply of both new and existing single family home inventory and interest rates remained near historic lows. While global economic conditions could dampen the economic progress already realized by the domestic economy, we also believe that housing demand has the potential to strengthen based on accelerating wage growth, increasing household formation and rising birth rates. However, limited subcontractor availability and an increased focus on dirt sales have increased our average number of days from sale to delivery. These issues, coupled with a reduced number of spec homes available for sale, have hindered our ability to convert backlog into deliveries when compared to recent historical rates.

Three Months Ended September 30, 2015

Our net income for the 2015 third quarter was $14.8 million, or $0.30 per diluted share, down slightly from $15.5 million, or $0.32 per diluted share, for the same period in the prior year. The decrease was primarily attributable to a $5.4 million increase in general and administrative expenses and a $5.1 million decline in interest and other income. These items were mostly offset by a 12% year-over-year increase in home sale revenues, a $2.1 million decline in the impairment of marketable securities and a $2.3 million improvement in pretax income from financial services.

Home sale revenues were up 12% from $405.1 million in the 2014 third quarter to $454.7 million in the 2015 third quarter. This $49.7 million improvement was the result of a $50,500 increase in our average selling price to $421,100, mostly due to a mix shift to higher-priced communities and to a lesser extent price increases implemented earlier in the year. Our gross margin from home sales for the 2015 third quarter was 16.4%, down 10 basis points from the 2014 third quarter. However, the current quarter gross margin from home sales was negatively impacted by $4.4 million of inventory impairments. Excluding inventory impairments, our gross margin from home sales was 17.3%, up 80 basis points from the 2014 third quarter and up 70 basis points sequentially from the 2015 second quarter (see the Gross Margin section for a reconciliation of non-GAAP measures). The year-over-year increase in our gross margin from home sales before inventory impairments was primarily due to (1) a higher percentage of our total deliveries coming from dirt home starts, which typically have higher gross margins than spec home deliveries and (2) an increase in the gross margin for our spec home deliveries, due to decreased incentives offered on the sale of these units. Interest income was down as a result of a year-over-year decline in our average marketable securities balance while our G&A expenses were up mostly due to expenses related to executive compensation.

Net new home order activity increased slightly from the prior year period as an 8% increase in our monthly sales absorption pace was partially offset by a 5% decline in our number of average active communities. The improvement in our monthly sales absorption pace was achieved even though we have implemented price increases in many of our active communities throughout 2015. These price increases, coupled with a mix shift to higher priced communities, drove a 10% increase in our average price of net new home orders to $441,000. As a result of the increase in both units and average price, the dollar value of our net new orders was up 13% from the 2014 third quarter to $489.0 million.

Nine Months Ended September 30, 2015

Our net income for the nine months ended September 30, 2015 was $43.2 million, or $0.88 per diluted share, a decrease compared to net income of $48.5 million, or $0.99 per diluted share, for the prior year period. The decrease was primarily attributable to a 110 basis point reduction in our gross margin from homes sales, which included the impact of a $3.9 million increase in inventory impairments, and an $18.7 million decrease in interest and other income, due to year-over-year declines in both (1) our average marketable securities balance and (2) gains on sales of marketable securities as the volume of marketable securities sold decreased. These items were partially offset by a 12% improvement in home sale revenues and a $9.4 million reduction in charges related to the early extinguishment of debt.

Outlook

Our dollar value of homes in backlog reached a balance of $1.18 billion at September 30, 2015, up 49% year-over-year, leaving us well positioned for year-over-year revenue growth in future quarters. However, the magnitude of the backlog increase is tempered somewhat by a higher percent of dirt sales, which are generally in backlog for a longer period of time, and delayed closings as a result of limited subcontractor availability. With overall liquidity of over $735 million, and no senior note maturities until 2020, we believe that our financial position at the end of the 2015 third quarter provides the appropriate balance for us between supporting Company growth and providing protection from the volatile and cyclical nature of the housing market. See “Forward-Looking Statements” below.

Homebuilding

Pretax Income

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(Dollars in thousands)
West	$16,708	$12,402	$4,306	35%	$40,808	$41,747	$(939)	(2)%
Mountain	12,849	11,031	1,818	16%	35,239	30,572	4,667	15%
East	(691)	1,138	(1,829)	(161)%	(1,093)	9,095	(10,188)	(112)%
Corporate	(13,470)	(6,609)	(6,861)	104%	(27,995)	(22,450)	(5,545)	25%
Total homebuilding pretax income	$15,396	$17,962	$(2,566)	(14)%	$46,959	$58,964	$(12,005)	(20)%

For the 2015 third quarter, homebuilding pretax income was down slightly compared with the 2014 third quarter. Our income for the quarter benefitted from a 12% year-over-year increase in our home sale revenues as well as a $2.1 million decrease in the impairment of marketable securities. However, our results were also negatively impacted by a $5.4 million increase in general and administrative expenses and a $5.1 million decline in interest and other income. The $4.3 million increase in pretax income in our West segment was primarily driven by a 24% increase in home sale revenues while our Mountain segment’s $1.8 million increase was mostly the result of an improvement in their gross margin from home sales percentage. The $1.8 million decline in pretax income in our East segment was primarily the result of $3.0 million in inventory impairment charges that were partially offset by slightly lower selling, general and administrative expenses (“SG&A”) as a percent of home sale revenues (“SG&A rate”). The pretax loss in our Corporate segment grew by $6.9 million primarily due to a $4.1 million increase in expenses related to executive compensation and a $5.1 million decline in interest and other income. These items were partially offset by a $2.1 million decrease in the impairment of marketable securities.

For the nine months ended September 30, 2015, we recorded homebuilding pretax income of $47.0 million, compared to $59.0 million for the same period in the prior year, a decrease of $12.0 million. The decrease was primarily attributable to an $18.7 million decrease in interest and other income, due to year-over-year declines in both (1) our average marketable securities balance and (2) gains on sales of marketable securities as the volume of marketable securities sold decreased, and a 110 basis point reduction in our gross margin from homes sales, which included the impact of a $3.9 million increase in inventory impairments. These items were somewhat offset by a 12% improvement in home sale revenues, a $9.4 million reduction in charges related to the early extinguishment of debt and a $2.1 million reduction in charges related to the impairment of marketable securities. Our Mountain segment had a $4.7 million year-over-year improvement in pretax income for the nine months ended September 30, 2015, due primarily to a 9% increase in home sale revenues coupled with an improved gross margin from home sales percentage. In our West segment, a $0.9 million decrease in pretax income was caused by a decline in gross margin from home sales percentage that more than offset a 22% increase in home sale revenues and an improved SG&A rate. The $10.2 million decline in pretax income in our East segment was primarily the result of a 4% reduction in home sale revenues, a decline in our gross margin from home sales percentage and an increase in our SG&A rate due to mostly to higher net legal expenses as a result of non-recurring legal recoveries during the 2014 second quarter. The additional pretax loss in our Corporate segment was primarily due to a decrease in interest and other income of $19.2 million, which was partially offset by year-over-year reductions of $9.4 million in charges related to the early extinguishment of debt and a $2.1 million reduction in charges related to the impairment of marketable securities.

Assets

	September 30,	December 31,	Change
	2015	2014	Amount	%
	(Dollars in thousands)
West	$977,257	$893,970	$83,287	9%
Mountain	548,454	516,971	31,483	6%
East	349,354	343,718	5,636	2%
Corporate	352,404	465,368	(112,964)	(24)%
Total homebuilding assets	$2,227,469	$2,220,027	$7,442	0%

Homebuilding assets increased slightly during the first nine months of 2015. Homebuilding assets in our West, Mountain and East segments increased from December 31, 2014 as incremental investments in both land and new construction drove an increase in our inventory balances. The funds for these investments came from our Corporate segment, driving the majority of the $113.0 million decline in Corporate segment assets.

Home and land sale revenues

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(Dollars in thousands)
West	$229,743	$184,627	$45,116	24%	$624,261	$510,710	$113,551	22%
Mountain	147,166	144,442	2,724	2%	428,080	392,052	36,028	9%
East	78,737	78,635	102	0%	242,932	254,737	(11,805)	(5)%
Total home and land sale revenues	$455,646	$407,704	$47,942	12%	$1,295,273	$1,157,499	$137,774	12%

Our home and land sale revenues increased $47.9 million and $137.8 million year-over-year for the three and nine months ended September 30, 2015, respectively. The increases for both periods, when compared to the same periods in the prior year, were driven by improvements in our average selling price of 14% and 12%, respectively. For both the three and nine months ended September 30, 2015, deliveries were nearly flat from the same periods in the prior year.

New Home Deliveries

	Three Months Ended September 30,
	2015			2014			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	190	$54,434	$286.5	222	$58,816	$264.9	(14)%	(7)%	8%
California	161	84,877	527.2	136	62,217	457.5	18%	36%	15%
Nevada	159	60,258	379.0	131	40,297	307.6	21%	50%	23%
Washington	75	30,174	402.3	66	23,297	353.0	14%	30%	14%
West	585	229,743	392.7	555	184,627	332.7	5%	24%	18%
Colorado	281	132,916	473.0	309	129,056	417.7	(9)%	3%	13%
Utah	39	13,460	345.1	43	13,526	314.6	(9)%	(0)%	10%
Mountain	320	146,376	457.4	352	142,582	405.1	(9)%	3%	13%
Maryland	55	26,122	474.9	74	35,094	474.2	(26)%	(26)%	0%
Virginia	51	25,309	496.3	56	26,682	476.5	(9)%	(5)%	4%
Florida	69	27,190	394.1	56	16,066	286.9	23%	69%	37%
East	175	78,621	449.3	186	77,842	418.5	(6)%	1%	7%
Total	1,080	$454,740	$421.1	1,093	$405,051	$370.6	(1)%	12%	14%

	Nine Months Ended September 30,
	2015			2014			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	543	$160,011	$294.7	531	$138,901	$261.6	2%	15%	13%
California	486	243,407	500.8	371	174,215	469.6	31%	40%	7%
Nevada	404	147,788	365.8	395	123,016	311.4	2%	20%	17%
Washington	190	73,055	384.5	208	74,578	358.5	(9)%	(2)%	7%
West	1,623	624,261	384.6	1,505	510,710	339.3	8%	22%	13%
Colorado	843	392,779	465.9	885	354,443	400.5	(5)%	11%	16%
Utah	95	33,600	353.7	111	35,231	317.4	(14)%	(5)%	11%
Mountain	938	426,379	454.6	996	389,674	391.2	(6)%	9%	16%
Maryland	168	78,980	470.1	232	108,350	467.0	(28)%	(27)%	1%
Virginia	170	82,755	486.8	180	88,972	494.3	(6)%	(7)%	(2)%
Florida	216	81,082	375.4	211	56,622	268.4	2%	43%	40%
East	554	242,817	438.3	623	253,944	407.6	(11)%	(4)%	8%
Total	3,115	$1,293,457	$415.2	3,124	$1,154,328	$369.5	(0)%	12%	12%

For both the three and nine months ended September 30, 2015, almost all of our markets experienced year-over-year increases in the average selling price of homes delivered. Though price increases had a positive impact, the significant driver for the change in average selling price for our Florida, Nevada and California markets was a mix shift to higher priced communities. For Colorado, the increase in average selling price for both periods was largely the result of price increases previously implemented, due to strong demand, coupled with a mix shift to higher priced communities.

The number of home deliveries for both the three and nine months ended September 30, 2015 remained relatively flat with the same periods in 2014. The changes in homes delivered for our California, Maryland and Virginia markets in both periods and our Nevada and Washington markets in the 2015 third quarter were primarily driven by the changes in the number of homes in beginning backlog for those markets. For the remaining markets, any year-over-year declines in homes delivered for the three and nine months ended September 30, 2015 were primarily due to decreases in the number of homes both sold and delivered during the period, as expected with the decrease in spec inventory. Additionally, deliveries in many of our markets are being hampered by limited subcontractor availability.

Gross Margin

Gross margin from home sales for the 2015 third quarter was down 10 basis points from the same period in 2014, due primarily to $4.4 million in inventory impairments and higher land and construction costs, but partially offset by a 90 basis point improvement in our interest in cost of sales as a percent of home sale revenues, price increases implemented in various communities, and a higher percentage of our deliveries coming from dirt sales, which typically have higher gross margins. Excluding inventory impairments, our gross margin from home sales for the 2015 third quarter was 17.3% (see below for a reconciliation of non-GAAP measures), up 80 basis points year-over-year. Sequentially, from the 2015 second quarter, our gross margin from home sales excluding inventory impairments increased 70 basis points, due primarily to (1) a 30 basis point improvement in our interest in cost of sales as a percent of home sale revenues, (2) a higher percentage of our total deliveries coming from dirt starts and (3) an increase in the gross margin for our spec deliveries, due to decreased incentives offered on the sale of these units.

Our gross margin from home sales for the nine months ended September 30, 2015 decreased 110 basis points year-over-year. The decline was primarily due to lower margins from spec home deliveries in the first quarter of 2015 as a result of higher incentives utilized in our efforts to reduce our aged spec inventory. To a lesser extent, margins were adversely impacted by higher land and construction costs, a $3.9 million increase in inventory impairments, and a $2.4 million year-over-year decline in positive warranty adjustments.

The table set forth below is a reconciliation of our gross margin from home sales to gross margin from home sales excluding inventory impairments and interest in cost of sales, which is a non-GAAP measure.

	Three Months Ended September 30,
	September 30, 2015	Gross Margin %	June 30, 2015	Gross Margin %	September 30, 2014	Gross Margin %
	(Dollars in thousands)
Gross Margin	$74,528	16.4%	$76,689	16.6%	$67,682	16.6%
Less: Land Sale Revenues	(906)		-		(2,653)
Add: Land Cost of Sales	819		-		1,985
Gross Margin from Home Sales	74,441	16.4%	76,689	16.6%	67,014	16.5%
Add: Inventory Impairments	4,351		-		-
Gross Margin from Home Sales Excluding Inventory Impairments (1)	78,792	17.3%	76,689	16.6%	67,014	16.5%
Add: Interest in Cost of Sales	12,878		14,439		14,966
Gross Margin from Home Sales Excluding Inventory Impairments and Interest in Cost of Sales (1)	$91,670	20.2%	$91,128	19.7%	$81,980	20.2%

	Nine Months Ended September 30,
	2015	Gross Margin %	2014	Gross Margin %
Gross Margin	$209,019	16.1%	$200,452	17.3%
Less: Land Sale Revenues	(1,816)		(3,171)
Add: Land Cost of Sales	1,944		2,507
Gross Margin from Home Sales	209,147	16.2%	199,788	17.3%
Add: Inventory Impairments	4,701		850
Gross Margin from Home Sales Excluding Inventory Impairments (1)	213,848	16.5%	200,638	17.4%

Add: Interest in Cost of Sales	39,808		43,212
Gross Margin from Home Sales Excluding Inventory Impairments and Interest in Cost of Sales (1)	$253,656	19.6%	$243,850	21.1%

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

Inventory Impairments

Impairments of homebuilding inventory by segment for the three and nine months ended September 30, 2015 and 2014 are shown in the table below. In addition to the impairments shown below, we recorded $1.1 million of impairments on our land held for sale during the three and nine months ended September 30, 2015. No such impairments were recorded during the same periods in 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
West	$-	$-	$-	$-
Mountain	250	-	250	-
East	2,975	-	3,325	850
Total Inventory Impairments	$3,225	$-	$3,575	$850

The table below provides quantitative data, for the periods presented, used in determining the fair value of the impaired inventory.

	Impairment Data				Quantitative Data
Three Months Ended	Total Subdivisions Tested	Inventory Impairments	Fair Value of Inventory After Impairments	Number of Subdivisions Impaired	Discount Rate
	(Dollars in thousands)
March 31, 2015	22	$350	$3,701	1	8.7%
June 30, 2015	22	-	-	-	N/A
September 30, 2015	18	3,225	14,836	5	12.0 - 15.0%
Total	62	$3,575	$18,537	6

March 31, 2014	16	$-	$-	-	N/A
June 30, 2014	16	850	4,285	2	11.0 - 13.8%
September 30, 2014	23	-	-	-	N/A
Total	55	$850	$4,285	2

Selling, General and Administrative Expenses

For the quarter ended September 30, 2015, our SG&A expenses were $57.4 million while our SG&A rate was 12.6%. For the same period in 2014, our SG&A expenses were $50.5 million while our SG&A rate was 12.5%. The 10 basis point increase in our SG&A rate was driven primarily by a $5.4 million increase in compensation-related expenses, which includes the expense related to our market performance based non-qualified stock options for certain of our executive officers, but was partially offset by lower marketing costs relative to home sale revenues.

For the nine months ended September 30, 2015, our SG&A expenses were $162.8 million while our SG&A rate was 12.6%. For the same period in 2014, our SG&A expenses were $148.7 million while our SG&A rate was 12.9%. The 30 basis point improvement in our SG&A rate was driven primarily by an increased ability to leverage our fixed overhead as a result of our 12% increase in home sale revenues, slightly offset by $2.1 million in higher net legal expenses.

Interest and Other Income

For the three months ended September 30, 2015, our interest and other income decreased $5.1 million from the 2014 third quarter, due primarily to a lower average marketable securities balance.

For the nine months ended September 30, 2015, our interest and other income decreased $18.7 million from the same period in the prior year due to year-over-year declines in both (1) our average marketable securities balance and (2) gains on sales of marketable securities as the volume of marketable securities sold decreased.

Early Extinguishment of Debt

During the 2014 first quarter, we redeemed $250 million of senior notes due December 2014, which resulted in an early extinguishment of debt charge of $9.4 million for the nine months ended September 30, 2014. We recorded no such charge during the three or nine months ended September 30, 2015.

Other-Than-Temporary Impairment of Marketable Securities

During the three and nine months ended September 30, 2015, we recorded an impairment of marketable securities totaling $2.2 million on certain equity securities based on our determination that the unrealized loss on certain of our equity securities no longer met the criteria to be considered temporary.

During the three and nine months ended September 30, 2014, we recorded an impairment of marketable securities totaling $4.3 million for certain equity securities we sold subsequent to quarter end to fund the early retirement of $250 million of our 5⅜% senior notes due July 2015.

Other Homebuilding Operating Data

Net New Orders:

	Three Months Ended September 30,
	2015				2014				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *
	(Dollars in thousands)
Arizona	214	$60,274	$281.7	2.15	208	$63,685	$306.2	1.98	3%	(5)%	(8)%	9%
California	184	118,943	646.4	3.07	164	78,245	477.1	2.80	12%	52%	35%	10%
Nevada	110	40,196	365.4	2.99	155	55,766	359.8	2.91	(29)%	(28)%	2%	3%
Washington	93	40,260	432.9	2.25	63	22,578	358.4	2.33	48%	78%	21%	(3)%
West	601	259,673	432.1	2.53	590	220,274	373.3	2.42	2%	18%	16%	5%
Colorado	273	129,221	473.3	2.39	262	114,707	437.8	2.25	4%	13%	8%	6%
Utah	48	17,282	360.0	2.21	35	11,934	341.0	2.12	37%	45%	6%	4%
Mountain	321	146,503	456.4	2.36	297	126,641	426.4	2.24	8%	16%	7%	5%
Maryland	53	26,667	503.2	1.81	55	25,518	464.0	1.31	(4)%	5%	8%	38%
Virginia	48	22,812	475.3	2.21	49	24,878	507.7	2.04	(2)%	(8)%	(6)%	8%
Florida	86	33,393	388.3	1.98	90	34,274	380.8	1.88	(4)%	(3)%	2%	5%
East	187	82,872	443.2	1.98	194	84,670	436.4	1.70	(4)%	(2)%	2%	16%
Total	1,109	$489,048	$441.0	2.37	1,081	$431,585	$399.2	2.20	3%	13%	10%	8%

	Nine Months Ended September 30,
	2015				2014				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *
	(Dollars in thousands)
Arizona	689	$195,546	$283.8	2.20	661	$193,516	$292.8	2.32	4%	1%	(3)%	(5)%
California	696	402,701	578.6	3.79	531	257,163	484.3	3.64	31%	57%	19%	4%
Nevada	487	185,313	380.5	4.19	485	158,804	327.4	3.27	0%	17%	16%	28%
Washington	314	133,197	424.2	2.66	229	85,033	371.3	2.54	37%	57%	14%	5%
West	2,186	916,757	419.4	2.99	1,906	694,516	364.4	2.85	15%	32%	15%	5%
Colorado	1,173	557,372	475.2	3.19	1,068	453,163	424.3	3.12	10%	23%	12%	2%
Utah	177	64,426	364.0	2.89	133	44,425	334.0	2.64	33%	45%	9%	9%
Mountain	1,350	621,798	460.6	3.15	1,201	497,588	414.3	3.06	12%	25%	11%	3%
Maryland	181	89,213	492.9	2.14	200	95,390	477.0	1.44	(10)%	(6)%	3%	49%
Virginia	163	80,588	494.4	2.11	172	86,625	503.6	2.08	(5)%	(7)%	(2)%	1%
Florida	303	112,895	372.6	2.34	257	87,047	338.7	1.96	18%	30%	10%	19%
East	647	282,696	436.9	2.22	629	269,062	427.8	1.78	3%	5%	2%	25%
Total	4,183	$1,821,251	$435.4	2.88	3,736	$1,461,166	$391.1	2.64	12%	25%	11%	9%

* Calculated as total net new orders in period ÷ average active communities during period ÷ number of months in period

For the three and nine months ended September 30, 2015, the dollar value of net new orders increased 13% and 25%, respectively, compared to the same periods in the prior year as both units and average selling price increased from the prior year periods. Our units were up primarily due to an improved absorption rate. While the increases in average selling price for both periods are the result of price increases implemented in many of our active subdivisions across most of our markets during the first half of 2015, coupled with changes in the mix of net new orders to higher priced submarkets.

For the 2015 third quarter, our Washington and Utah markets both experienced substantial increases in net new orders, primarily due to improvements in their average active community counts. In addition to the increase in units, Washington’s average selling price increased as a result of a shift in mix to higher priced communities and price increases implemented in recent quarters. In California, a 10% expansion in monthly sales absorption pace, driven by the opening of new communities in high-demand submarkets, primarily drove the 12% increase in net new orders while a shift in mix to higher priced communities primarily caused the improved average selling price of net new orders. Our Nevada market had the most significant decrease in the number of net new orders as a result of their substantial year-over-year decline in average active community count, a direct effect of the strong demand and delays in opening new subdivisions. For our Maryland market, our absorption rate improved 38% year-over-year as we have continued throughout 2015 to reduce our exposure to certain underperforming submarkets.

For the first nine months of 2015, our California, Nevada, Washington, Colorado, Utah and Florida markets all had substantial increases in the dollar value of net new orders. The increase in each of these markets, with the exception of Nevada, was driven by increases in both the average selling price and number of net new homes sold. The increase in the number of net new homes sold in California, Washington, Colorado and Utah was primarily driven by higher average active community counts while Florida benefited from a higher monthly sales absorption pace. Despite a 28% increase in monthly sales absorption pace, the number of net new homes sold in Nevada was flat year-over-year as a result of a 24% decline in average active subdivisions for the period, a direct effect of the strong demand. However, a 16% increase in average sales price, due to price increases implemented and a change in the mix of homes sold, drove a 17% increase in the dollar value of net new orders in Nevada. Our Maryland market experienced a 49% year-over-year improvement in monthly absorption rate, due primarily to the change in our exposure to certain underperforming submarkets discussed above, coupled with severe winter weather conditions which negatively impacted our sales pace during the first quarter of 2014.

Active Subdivisions:

				Average Active Subdivisions			Average Active Subdivisions
	Active Subdivisions			Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%	September 30,		%
	2015	2014	Change	2015	2014	Change	2015	2014	Change
Arizona	31	36	(14)%	33	35	(6)%	35	32	9%
California	19	21	(10)%	20	20	0%	20	16	25%
Nevada	15	18	(17)%	12	18	(33)%	13	17	(24)%
Washington	14	10	40%	14	9	56%	13	10	30%
West	79	85	(7)%	79	82	(4)%	81	75	8%
Colorado	37	42	(12)%	38	39	(3)%	41	38	8%
Utah	8	5	60%	7	6	17%	7	6	17%
Mountain	45	47	(4)%	45	45	0%	48	44	9%
Maryland	10	14	(29)%	10	14	(29)%	9	15	(40)%
Virginia	8	8	0%	7	8	(13)%	9	9	0%
Florida	15	16	(6)%	15	16	(6)%	14	15	(7)%
East	33	38	(13)%	32	38	(16)%	32	39	(18)%
Total	157	170	(8)%	156	165	(5)%	161	158	2%

At September 30, 2015, we had 157 active subdivisions, down 8% from 170 active subdivisions at September 30, 2014, but up slightly from 156 on a sequential basis from the 2015 second quarter. We experienced notable declines in active subdivision count in our Arizona, California, Nevada, Colorado and Maryland markets. These declines in each of these markets were primarily the result of delays in opening new subdivisions. Additionally, higher than expected demand in Nevada resulted in subdivisions closing out quicker than expected. Washington and Utah both had notable increases in the number of active subdivisions, in line with our objective to continue to grow our market share in these markets. See "Forward-Looking Statements" below.

Cancellation Rate:

	Three Months Ended September 30,		Change in	Nine Months Ended September 30,		Change in
	2015	2014	Percentage	2015	2014	Percentage
Arizona	26%	28%	(2)%	22%	22%	0%
California	20%	29%	(9)%	19%	23%	(4)%
Nevada	28%	22%	6%	17%	19%	(2)%
Washington	23%	24%	(1)%	17%	19%	(2)%
West	24%	26%	(2)%	19%	21%	(2)%
Colorado	26%	28%	(2)%	20%	19%	1%
Utah	19%	17%	2%	16%	15%	1%
Mountain	25%	27%	(2)%	19%	19%	0%
Maryland	17%	25%	(8)%	17%	23%	(6)%
Virginia	28%	30%	(2)%	28%	25%	3%
Florida	30%	24%	6%	25%	23%	2%
East	26%	26%	0%	24%	24%	0%
Total	25%	26%	(1)%	20%	21%	(1)%

Our cancellation rate for the three and nine months ended September 30, 2015 was 25% and 20%, respectively, nearly unchanged from 26% and 21% for the three and nine months ended September 30, 2014, respectively. For the 2015 third quarter and to a lesser extent the nine months ended September 30, 2015, our cancellation rate in California declined due to a shift in mix to submarkets that have higher demand resulting in a lower cancellation rate. For both periods, Maryland experienced large declines in their cancellation rates as a result of various efforts to enhance the quality of our backlog, including reduced acceptance of contingencies and more emphasis on creditworthiness before the acceptance of sales contracts. For the 2015 third quarter, the number of cancellations increased in Florida, driven by the number of homes in beginning backlog, which was up 69% year-over-over and created a greater potential for cancellations. Because gross sales activity was similar year-over-year in Florida, these cancellations resulted in an increase in the cancellation rate for both markets. The increase in Nevada was driven by a decline in gross sales as a result of the decrease in community count.

Backlog:

	September 30,
	2015			2014			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	377	$109,735	$291.1	290	$96,456	$332.6	30%	14%	(12)%
California	402	253,814	631.4	307	150,856	491.4	31%	68%	28%
Nevada	238	94,815	398.4	230	81,644	355.0	3%	16%	12%
Washington	179	79,175	442.3	67	25,302	377.6	167%	213%	17%
West	1,196	537,539	449.4	894	354,258	396.3	34%	52%	13%
Colorado	909	434,371	477.9	600	268,205	447.0	52%	62%	7%
Utah	122	43,551	357.0	48	17,135	357.0	154%	154%	0%
Mountain	1,031	477,922	463.6	648	285,340	440.3	59%	67%	5%
Maryland	81	42,999	530.9	97	48,831	503.4	(16)%	(12)%	5%
Virginia	83	42,494	512.0	95	47,663	501.7	(13)%	(11)%	2%
Florida	196	78,900	402.6	140	56,053	400.4	40%	41%	1%
East	360	164,393	456.6	332	152,547	459.5	8%	8%	(1)%
Total	2,587	$1,179,854	$456.1	1,874	$792,145	$422.7	38%	49%	8%

At September 30, 2015, we had 2,587 homes in backlog with a total value of $1.18 billion, representing a year-over-year increase of 713 homes and $387.7 million from September 30, 2014. The increase in the number homes in backlog was driven mostly by (1) year-over-year increases in net new orders for each of the past four quarters, (2) a higher percent of those sales coming from dirt sales, which are generally in backlog for a longer period of time and (3) lower closings than expected year to date as a result of limited subcontractor availability. The changes in the average selling price in backlog for our markets were primarily driven by the year-over-year changes in the average price of net new orders.

Homes Completed or Under Construction (WIP lots):

	September 30,		%
	2015	2014	Change
Unsold:
Completed	221	456	(52)%
Under construction	403	881	(54)%
Total unsold started homes	624	1,337	(53)%
Sold homes under construction or completed	1,947	1,417	37%
Model homes	273	242	13%
Total homes completed or under construction	2,844	2,996	(5)%

Throughout 2015, we have returned to focusing more on dirt sales, giving our customers the best opportunity to personalize their homes. As a result, our supply of spec homes has declined by 53% year-over-year from September 30, 2014. However, this decline was mostly offset by a 37% increase in sold homes under construction or completed as a result of our higher backlog, resulting in a 5% decline in our total homes completed or under construction.

Lots Owned and Optioned (including homes completed or under construction):

	September 30, 2015			September 30, 2014
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total	Total % Change
Arizona	1,778	205	1,983	2,461	50	2,511	(21)%
California	1,726	222	1,948	1,711	191	1,902	2%
Nevada	1,938	439	2,377	1,703	209	1,912	24%
Washington	842	37	879	936	-	936	(6)%
West	6,284	903	7,187	6,811	450	7,261	(1)%
Colorado	4,208	1,036	5,244	4,240	1,160	5,400	(3)%
Utah	496	-	496	662	-	662	(25)%
Mountain	4,704	1,036	5,740	4,902	1,160	6,062	(5)%
Maryland	383	304	687	403	389	792	(13)%
Virginia	693	163	856	546	510	1,056	(19)%
Florida	1,014	293	1,307	917	254	1,171	12%
East	2,090	760	2,850	1,866	1,153	3,019	(6)%
Total	13,078	2,699	15,777	13,579	2,763	16,342	(3)%

During the quarter, we purchased over 1,800 lots in 45 communities, representing a significant increase sequentially from the 2015 second quarter, when we purchased 718 lots in 28 communities. As a result of the pickup in land acquisition activity, we ended the 2015 third quarter with 15,777 lots under our control. Despite the slight decline in year-over-year lot supply, we increased our supply 8% from the prior quarter and believe that our current lot supply of approximately 3.6 years (which is based on our last-twelve months deliveries and is within our stated strategic range), coupled with our planned acquisition activity, will support growth in future periods. See "Forward-Looking Statements" below.

Financial Services

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(Dollars in thousands)
Financial services revenues
Mortgage operations	$7,999	$6,416	$1,583	25%	$21,752	$18,887	$2,865	15%
Other	4,842	4,283	559	13%	13,100	12,526	574	5%
Total financial services revenues	$12,841	$10,699	2,142	20%	$34,852	$31,413	3,439	11%

Financial services pretax income
Mortgage operations	$5,354	$3,327	2,027	61%	$12,243	$10,387	1,856	18%
Other	2,908	2,635	273	10%	9,664	7,239	2,425	33%
Total financial services pretax income	$8,262	$5,962	$2,300	39%	$21,907	$17,626	$4,281	24%

For the three and nine months ended September 30, 2015, our financial services pretax income was up 39% and 24%, respectively, from the same periods in the prior year. The $2.3 million increase in pretax income for the 2015 third quarter was primarily due to an increase in the dollar value of loans locked, originated, and sold. Our pretax income for the nine months ended September 30, 2015 increased by $4.3 million primarily due to (1) a $1.5 million adjustment recorded in the 2015 second quarter in our other financial services segment to reduce insurance reserves as the result of a decline in insurance claim payment severity and frequency relative to prior period estimates, (2) an increase in the dollar value of loans locked, originated and sold and (3) higher per unit origination income.

The following table sets forth information for our mortgage operations segment relating to mortgage loans originated and capture rate. “Capture rate” is defined as the number of mortgage loans originated by our mortgage operations segment for our homebuyers as a percent of our total home closings.

	Three Months Ended		% or	Nine Months Ended		% or
	September 30,		Percentage	September 30,		Percentage
	2015	2014	Change	2015	2014	Change
	(Dollars in thousands)
Total Originations (including transfer loans):
Loans	606	619	(2)%	1,759	1,772	(1)%
Principal	$203,091	$197,731	3%	$589,810	$552,224	7%
Capture Rate Data:
Capture rate as % of all homes delivered	55%	56%	(1)%	56%	56%	0%
Capture rate as % of all homes delivered (excludes cash sales)	59%	61%	(2)%	59%	61%	(2)%
Mortgage Loan Origination Product Mix:
FHA loans	19%	14%	5%	17%	15%	2%
Other government loans (VA & USDA)	23%	32%	(9)%	26%	30%	(4)%
Total government loans	42%	46%	(4)%	43%	45%	(2)%
Conventional loans	58%	54%	4%	57%	55%	2%
	100%	100%	0%	100%	100%	0%
Loan Type:
Fixed rate	96%	95%	1%	96%	93%	3%
ARM	4%	5%	(1)%	4%	7%	(3)%
Credit Quality:
Average FICO Score	736	736	0%	736	738	(0)%
Other Data:
Average Combined LTV ratio	85%	87%	(2)%	85%	86%	(1)%
Full documentation loans	100%	100%	0%	100%	100%	0%
Loans Sold to Third Parties:
Loans	640	624	3%	1,819	1,886	(4)%
Principal	$215,023	$197,395	9%	$608,156	$585,037	4%

Income Taxes

For the three and nine months ended September 30, 2015, we had income tax expenses of $8.9 million and $25.7 million, respectively, both of which were based on effective income tax rates of 37.5% and 37.3%, respectively. For the three and nine months ended September 30, 2014, we had income tax expenses of $8.5 million and $28.1 million, respectively, which were based on effective income tax rates of 35.4% and 36.7%, respectively.

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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of September 30, 2015.

As of September 30, 2015, we had $15.0 million in borrowings and $21.6 million in letters of credit outstanding under the Revolving Credit Facility, leaving a remaining borrowing capacity of $513.4 million.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). This agreement was amended on September 18, 2015 and extended until September 16, 2016. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, we may be required to repurchase the ineligible mortgage loan immediately. The Mortgage Repurchase Facility, which had a temporary increase in the maximum aggregate commitment from $50 million to $80 million from December 29, 2014 through January 28, 2015, had a maximum aggregate commitment of $50 million as of September 30, 2015. At September 30, 2015 and December 31, 2014, HomeAmerican had $43.8 million and $60.8 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under our Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is LIBOR-based. The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth Ratio, (iii) a minimum Adjusted Net Income requirement, and (iv) a minimum Liquidity requirement. The foregoing terms are defined in the Mortgage Repurchase Facility. We believe we were in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of September 30, 2015.

Dividends

During the three and nine months ended September 30, 2015 and 2014, we paid dividends of $0.25 per share and $0.75 per share, respectively.

MDC Common Stock Repurchase Program

At September 30, 2015, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the quarter ended September 30, 2015.

Consolidated Cash Flow

During the nine months ended September 30, 2015, we used $26.5 million of cash from operating activities, primarily resulting from increasing our inventory from December 31, 2014, which resulted in the use of $115.6 million in cash. This use of cash was partially offset by net income of $43.2 million, a $19.8 million decrease in mortgage loans held for sale, and the use of net operating loss carryforwards to reduce our current taxes payable.

During the nine months ended September 30, 2015, we generated $48.7 million of cash from investing activities, primarily attributable to the sale or maturity of $96.4 million in marketable securities, but partially offset by the purchase of $46.9 million in marketable securities.

During the nine months ended September 30, 2015, we used $53.0 million in cash from financing activities related to the net repayments totaling $17.1 million on our mortgage repurchase facility and dividend payments totaling $36.6 million.

Off-Balance Sheet Arrangements

Lot Option Purchase Contracts. In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At September 30, 2015, we had cash deposits and letters of credit totaling $14.1 million and $2.8 million, respectively, at risk associated with the option to purchase 2,699 lots for a total estimated purchase price of $314.9 million.

Surety Bonds and Letters of Credit. At September 30, 2015, we had issued and outstanding surety bonds and letters of credit totaling $169.1 million and $49.6 million, respectively, including $27.9 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $60.0 million and $15.3 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

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

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk

Our cash and investment policy and strategy is to achieve an appropriate investment return while preserving principal and managing risk. Our cash and cash equivalents may include immediately available commercial bank deposits, commercial paper, money market funds, certificates of deposit and time deposits. Our marketable securities consist of holdings in mutual fund securities, which invest mostly in floating and fixed rate debt securities, and direct holdings in corporate equities. The market value and/or income derived from our equity securities can be negatively impacted by a number of market risk factors, including changes in interest rates, general economic conditions and equity markets. As of September 30, 2015, we had marketable securities in unrealized loss positions totaling $5.2 million, against which we have recorded impairments totaling $2.2 million. For the remaining marketable securities in unrealized loss positions totaling $3.0 million, there can be no assurances that the cost basis of these securities will be recovered in the future. If we elect to sell, or are otherwise were required to sell these securities, we could be required to record losses if the market values do not increase prior to any sales. Such losses, if any, would be recorded as a component of our results of operations.

We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments and debt. Derivative instruments utilized in the normal course of business by HomeAmerican include interest rate lock commitments and forward sales of mortgage-backed securities, which are used to manage the price risk on fluctuations in interest rates on our mortgage loans in inventory and interest rate locked commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed at September 30, 2015 had an aggregate principal balance of approximately $107.1 million, all of which were under interest rate lock commitments at an average interest rate of 3.76%. In addition, HomeAmerican had mortgage loans held-for-sale with an aggregate principal balance of $66.3 million at September 30, 2015, of which $20.7 million had not yet been committed to a mortgage purchaser and had an average interest rate of 3.9%. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale which had not yet been committed to a mortgage purchaser, HomeAmerican had forward sales of securities totaling $82.0 million at September 30, 2015.

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

(b) Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company did not repurchase any shares during the three and nine months ended September 30, 2015. Additionally, there were no sales of unregistered equity securities during the period.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

10.1	Twelfth Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 18, 2015 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed September 22, 2015). *

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

____________________

* Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 27, 2015	M.D.C. HOLDINGS, INC.
(Registrant)

	By:	/s/ Robert N. Martin
Robert N. Martin Senior Vice President, Chief Financial Officer and Principal Accounting Officer (principal financial officer and duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Twelfth Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 18, 2015 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed September 22, 2015). *

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

____________________

* Incorporated by reference.