Form 10-K
period 2015-12-31
MDC HOLDINGS INC
filed 2016-02-03
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large Accelerated Filer_X_                              Accelerated Filer___

Non-Accelerated Filer __ (Do not check if a smaller reporting company)          Smaller Reporting Company__

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No X

As of June 30, 2015, the aggregate market value of the Registrants' common stock held by non-affiliates of the Registrants was $1.2 billion based on the closing sales price of $29.97 per share as reported on the New York Stock Exchange on June 30, 2015.

As of December 31, 2015, the number of shares outstanding of Registrant's common stock was 48,888,424.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of part III of this Form 10-K are incorporated by reference from the Registrant's 2016 definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year.

M.D.C. HOLDINGS, INC.

FORM 10-K

For the Year Ended December 31, 2015

_______________

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

Item 1. Business.

(a) General Development of Business

M.D.C. Holdings, Inc. is a Delaware corporation. We refer to M.D.C. Holdings, Inc. as the “Company,” “MDC,” “we” or “our” in this Annual Report on Form 10-K, and these designations include our subsidiaries unless we state otherwise. We have two primary operations, homebuilding and financial services. Our homebuilding operations consist of wholly-owned subsidiary companies that generally purchase finished lots or develop lots to the extent necessary for the construction and sale primarily of single-family detached homes to first-time and first-time move-up homebuyers under the name “Richmond American Homes.” Our homebuilding operations are comprised of various homebuilding divisions that we consider to be our operating segments. For financial reporting, we have aggregated our homebuilding operating segments into reportable segments as follows: (1) West (includes operating segments located in Arizona, California, Nevada and Washington); (2) Mountain (includes operating segments located in Colorado and Utah); and (3) East (includes operating segments located in Virginia, Florida and Maryland, which includes Pennsylvania, and New Jersey).

Our financial services operations primarily consist of (1) HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans primarily for our homebuyers, (2) Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”), which provides insurance coverage primarily to our homebuilding subsidiaries and most of our subcontractors for homes sold by our homebuilding subsidiaries and for work performed in completed subdivisions, (3) StarAmerican Insurance Ltd., which is a re-insurer on Allegiant claims, (4) American Home Insurance Agency, Inc., which offers third-party insurance products to our homebuyers and (5) American Home Title and Escrow Company, which provides title agency services to our homebuilding subsidiaries and our customers in certain states. For financial reporting, we have aggregated our financial services operating segments into reportable segments as follows: (1) mortgage operations (represents HomeAmerican only) and (2) other (all remaining operating segments).

(b) Available Information

We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, available free of charge on our website as soon as reasonably practicable after we file or furnish the materials electronically with the Securities and Exchange Commission (“SEC”). To obtain any of this information, go to our website, http://ir.richmondamerican.com, and select “SEC Filings” from the “Financial Reports” menu. Our website includes our: (1) Corporate Governance Guidelines; (2) Corporate Code of Conduct; (3) Rules for Senior Financial Officers; (4) Audit Committee Procedures for Handling Confidential Complaints; and (5) charters for the Audit, Compensation and Corporate Governance/Nominating Committees. These materials may also be obtained, free of charge, at http://ir.richmondamerican.com (select “Corporate Governance”).

(c) Financial Information About Industry Segments

Note 3 to the Consolidated Financial Statements contains information regarding our reportable segments for each of the years ended December 31, 2015, 2014 and 2013.

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

For 2015, the percentage of our home deliveries and home sale and land sale revenues by state were as follows:

	Percentage	Percentage
	of	of Home Sale
	Deliveries	Revenues
Arizona	17%	12%
California	16%	20%
Nevada	13%	12%
Washington	6%	6%
West	52%	50%
Colorado	27%	30%
Utah	4%	3%
Mountain	31%	33%
Maryland	5%	5%
Virginia	5%	6%
Florida	7%	6%
East	17%	17%
Total	100%	100%

Our financial services operations include subsidiary companies that provide mortgage financing, place title insurance and homeowner insurance for our homebuyers, and provide general liability insurance for our subsidiaries and most of our subcontractors.

Homebuilding Operations

Operating Divisions. The primary functions of our homebuilding segments include land acquisition and development, home construction, sales and marketing, and customer service. Operating decisions are made by our local management teams under the oversight of our Chief Operating Decision Maker (“CODM”), or decision-making group, defined as two key executives - our Chief Executive Officer and Chief Operating Officer. Our organizational structure (i.e., the grouping and reporting of divisions) changes based upon the current needs of the Company. We had 13, 10 and 10 active homebuilding operating divisions at the end of each year ended December 31, 2015, 2014 and 2013, respectively.

Corporate Management. Our homebuilding business is managed primarily through members of senior management in our Corporate segment and our Asset Management Committees (“AMCs”). Each AMC is comprised of the Chief Operating Officer, Chief Financial Officer and one of our corporate officers.  All real estate acquisition transactions are reviewed to confirm that the transaction is projected to achieve the land strategies set forth by our CODM and must be approved by one of the AMCs. Generally, the role of our senior management team and/or AMC includes:

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

Housing.  Generally, our homebuilding subsidiaries build single-family detached homes in a number of standardized series, designed to provide variety in the size and style of homes for our potential homebuyers. In certain markets, our homebuilding subsidiaries build and sell attached townhomes. Within each series of our single-family detached homes, our homebuilding subsidiaries build several different floor plans offering standard and optional features (such as upgraded appliances, cabinetry, flooring, etc.). Differences in sales prices of similar models from market-to-market depend primarily upon homebuyer demand, home prices offered by our competitors, market conditions (such as home inventory supply levels), location, cost of land, optional features and design specifications. The series of homes offered at a particular location is based on perceived customer preferences, lot size, area demographics and, in certain cases, the requirements of major land sellers and local municipalities. In general, our homebuilding subsidiaries focus on selling “to be built homes”, also referred to as “dirt sales”, and limit the level of homes started without a contract.

Land Acquisition and Development.  Our homebuilding subsidiaries acquire our lots with the intention of constructing and selling homes on the acquired land. Generally, we prefer to purchase finished lots using option contracts, in phases or in bulk for cash. However, we do acquire entitled land for development into finished lots when we believe that the risk is justified. In making land purchases, we consider a number of factors, including projected rates of return, estimated gross margins from home sales, sales prices of the homes to be built, mortgage loan limits within the respective county, population and employment growth patterns, proximity to developed areas, estimated cost and complexity of development including environmental and geological factors, quality of schools, estimated levels of competition and demographic trends. Our homebuilding subsidiaries attempt to maintain a supply of finished lots sufficient to enable them to start homes promptly after a contract for a home sale is executed. See “Forward-Looking Statements” above.

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

Backlog.  At December 31, 2015 and 2014, homes under contract but not yet delivered (“backlog”) totaled 2,332 and 1,519, respectively, with an estimated sales value of $1.05 billion and $663 million, respectively. We anticipate that homes in backlog at December 31, 2015 generally will close during 2016 under their existing home order contracts or through the replacement of an existing contract with a new home order contract. The estimated backlog sales value at December 31, 2015 may be impacted by, among other things, subsequent home order cancellations, incentives provided, and/or options and upgrades selected. See “Forward-Looking Statements” above.

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

Pipeline. HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed (the “locked pipeline”) at December 31, 2015 and 2014 had an aggregate principal balance of approximately $98.4 million and $42.8 million, respectively, and were under interest rate lock commitments at an average interest rate of 3.82% and 3.69%, respectively.

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

Competition. HomeAmerican has significant competition with other mortgage bankers to arrange financing for our homebuyers. However, in selling its originated mortgages to third parties, HomeAmerican has benefited from an increased number of smaller non-bank entities entering the third-party purchaser space, resulting in better prices and a potentially wider array of product options. The competitive nature of our mortgage business is described in more detail in our description of Risk Factors.

Regulation. Our mortgage lending operations are subject to compliance with applicable laws and regulations, which are described in more detail in our description of Risk Factors.

Insurance Operations

General. Our insurance operations consist of three business divisions: (1) Allegiant; (2) StarAmerican; and (3) American Home Insurance.

Allegiant and StarAmerican were formed to provide insurance coverage of homebuilding risks for our homebuilding subsidiaries and most of our homebuilding subcontractors. Allegiant was organized as a risk retention group under the Federal Liability Risk Retention Act of 1981. Allegiant, which began operations in June of 2004, is licensed as a Class 3 Stock Insurance Company by the Division of Insurance of the State of Hawaii and is subject primarily to the regulations of its state of incorporation. StarAmerican is a single parent captive insurance company licensed by the Division of Insurance of the State of Hawaii and is a wholly-owned subsidiary of MDC. Pursuant to agreements executed on an annual basis since June of 2004, StarAmerican has re-insured Allegiant for all claims in excess of $50,000 per occurrence up to $3.0 million per occurrence, subject to various aggregate limits.

Allegiant generates premium revenue generally by providing to its customers, comprised of the Company’s homebuilding subsidiaries and most subcontractors of the Company’s homebuilding subsidiaries, general liability insurance on homes sold by our homebuilding subsidiaries and for work performed in completed subdivisions. Allegiant seeks to provide to its customers coverage and insurance rates that are competitive with other insurers. StarAmerican generates premium revenue by providing re-insurance coverage to Allegiant. Allegiant and StarAmerican incur expenses for actual losses and loss adjustment expenses and for reserves established based on actuarial studies including known facts, such as our experience with similar insurance cases and historical trends involving insurance claim payment patterns, pending levels of unpaid insurance claims, claim severity, claim frequency patterns and interpretations of circumstances including changing regulatory and legal environments.

Regulation. Allegiant and StarAmerican are licensed in the State of Hawaii and, therefore, are subject to regulation by the Hawaii Insurance Division. This regulation includes restrictions and oversight regarding: types of insurance provided; investment options; required capital and surplus; financial and information reporting; use of auditors, actuaries and other service providers; periodic examinations; and other operational items. Additionally, as a risk retention group, Allegiant is also registered in other states where certain MDC homebuilding subsidiaries do business.

American Home Insurance is an insurance agency that sells primarily homeowners’ personal property and casualty insurance products in the same markets as our homebuilding subsidiaries and primarily to our homebuyers.

Title Operations

American Home Title provides title agency services to the Company and its homebuyers in Colorado, Florida, Maryland, Nevada and Virginia.

Employees.

The table below summarizes the approximate number of employees for our combined Homebuilding, combined Financial Services and Corporate segments at December 31, 2015 and 2014.

	December 31,
	2015	2014
Homebuilding	906	843
Financial Services	110	104
Corporate	209	193
Total	1,225	1,140

Item 1A. Risk Factors.

Changes in general economic, real estate and other business conditions may have an adverse effect on the homebuilding and mortgage industries, which could have a negative impact on our business.

The homebuilding industry is cyclical and is significantly affected by changes in both industry conditions and general economic conditions such as:

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

Our mortgage operations are closely related to our homebuilding business, as HomeAmerican originates mortgage loans principally to purchasers of the homes we build. Therefore, a decrease in the demand for our homes because of the preceding matters may also adversely affect the financial results of this segment of our business. Furthermore, any adverse changes in the economic conditions discussed previously could increase the default rate on the mortgages we originate, which may adversely affect our ability to sell the mortgages, the pricing we receive upon the sale of mortgages, or our potential exposure to recourse regarding mortgage loan sales.

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

Our mortgage lending subsidiary, HomeAmerican, experiences competition from numerous banks and other mortgage bankers and brokers, many of which are larger and may have greater financial resources. As a result, these competitors may be able to offer better pricing and/or mortgage loan terms, more relaxed underwriting criteria and a greater range of products, possibly resulting in the financial position, results of operations and cash flows of our mortgage operations being negatively impacted.

If land is not available at reasonable prices or terms, we could be required to scale back our operations in a given market and/or we may operate at lower levels of profitability.

Our operations depend on our homebuilding subsidiaries’ ability to obtain land for the development of our residential communities at reasonable prices and with terms that meet our underwriting criteria. Our ability to obtain land for new residential communities may be adversely affected by changes in the general availability of land, the willingness of land sellers to sell land at reasonable prices, competition for available land, availability of financing to acquire land, zoning, regulations that limit housing density, and other market conditions. If the supply of land, and especially finished lots, appropriate for development of residential communities continues to be limited because of these factors, or for any other reason, the number of homes that our homebuilding subsidiaries build and sell may decline. To the extent that we are unable to timely purchase land or enter into new contracts for the purchase of land at reasonable prices, due to the lag time between the time we acquire land and the time we begin selling homes, we may be required to scale back our operations in a given market and/or we may operate at lower levels of profitability, and as a result, our financial position, results of operations and cash flows could be negatively impacted.

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

Mortgage liquidity influenced by governmental entities like the FHA, VA, USDA and Ginnie Mae or government-sponsored enterprises (“GSEs”) like Fannie Mae and Freddie Mac continue to be an important factor in marketing our homes. Financial losses or other factors may limit, restrict or otherwise curtail their ability or willingness to insure mortgage loans, offer insurance at rates and on terms that are not prohibitive, or purchase mortgage loans. Should this occur, it may negatively impact the availability of mortgage financing and our sales of new homes.

Beginning in 2014, new regulations took effect that, among other things, capped the fees and placed additional restrictions on what our mortgage company and its affiliates may collect, limit the types of loans our mortgage company may originate and place additional restrictions on loans that are sold to entities such as Fannie Mae, Freddie Mac, and Ginnie Mae, insured by the FHA or guaranteed by the VA. The ultimate impact of these changes remains uncertain and may have a negative impact on our financial position, results of operations and cash flows.

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

Home order cancellations can result from a number of factors, including declines in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable financing or sufficient down payments, adverse changes in economic conditions and general buyer’s remorse which can be driven by, but is not limited to, the factors previously mentioned.

Increased levels of home order cancellations could have a negative impact on our financial position, results of operations and cash flows.

A decline in the market value of our homes or carrying value of our land would have a negative impact on our business.

Our homebuilding subsidiaries acquire land for the replacement of land inventory and/or expansion within our current markets and may, from time to time, purchase land for expansion into new markets. The fair value of our land and land under development inventory and housing completed or under construction inventory depends on market conditions. Factors that can impact our determination of the fair value of our inventory primarily include home sales prices, levels of home sales incentives and home construction and land costs. Our home sales prices and/or levels of home sales incentives can be impacted by, among other things, uncertainty in the homebuilding and mortgage industries or the United States/global economy overall, decreased demand for new homes, decreased home prices offered by our competitors, home foreclosure and short-sale levels, decreased ability of our homebuyers to obtain suitable mortgage loan financing and high levels of home order cancellations. Under such circumstances, we may be required to record impairments of our inventory. Any such inventory impairments would have a negative impact on our financial position and results of operations.

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

Changes in energy prices may have an adverse effect on the economies in certain markets we operate in and our cost of building homes.

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

The availability of additional capital, whether from private capital sources or the public capital markets, fluctuates as our financial condition and market conditions in general change. There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we would not be able to access capital from these sources. Our public debt was downgraded by a rating agency in 2015. This, combined with any further reduction in our credit rankings and/or a weakening of our financial condition, could adversely affect our ability to obtain necessary funds. Even if financing is available, it could be costly or have other adverse consequences.

In addition, the sources and terms and conditions of our mortgage repurchase facility are subject to change. These changes may impact, among other things, availability of capital, cost of borrowings, collateral requirements and collateral advance rates.

Our business is subject to numerous federal, state and local laws and regulations concerning land development, construction of homes, sales, mortgage lending, environmental and other aspects of our business. These laws and regulations could give rise to additional liabilities or expenditures, or restrictions on our business.

Our operations are subject to continuing compliance requirements mandated by applicable federal, state and local statutes, ordinances, rules and regulations, including zoning and land use ordinances, building, plumbing and electrical codes, contractors’ licensing laws, state insurance laws, federal and state human resources laws and regulations, and health and safety laws and regulations. Various localities in which we operate have imposed (or may impose in the future) fees on developers to fund schools, road improvements and low and moderate-income housing.

Availability of and costs related to permit, water/sewer tap, and impact fees can impact our homebuilding operations. From time to time, various municipalities in which our homebuilding subsidiaries operate restrict or place moratoria on the availability of utilities, including water and sewer taps. Additionally, certain jurisdictions in which our homebuilding subsidiaries operate have proposed or enacted “slow growth” or “no growth” initiatives and other measures that may restrict the number of building permits available in any given year. These initiatives or other similar measures could reduce our ability to open new subdivisions and build and sell homes in the affected markets. The availability issues previously discussed and any increases in costs of these fees may negatively impact our financial position, results of operations and cash flows.

Our homebuilding operations also are affected by environmental laws and regulations pertaining to availability of water, municipal sewage treatment capacity, stormwater discharges, land use, hazardous waste disposal, dust controls, building materials, population density and preservation of endangered species, natural terrain and vegetation.

The particular environmental laws and regulations that apply to any given homebuilding project vary greatly according to a particular site’s location, the site’s environmental conditions and the present and former uses. These environmental laws may result in project delays, cause us to incur substantial compliance and other costs and/or prohibit or severely restrict homebuilding activity in certain environmentally sensitive locations. Environmental laws and regulations may also have a negative impact on the availability and price of certain raw materials, such as lumber.

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

As is customary in the homebuilding industry, we often are required to provide surety bonds to secure our performance under construction contracts, development agreements and other arrangements. Our ability to obtain surety bonds primarily depends upon our credit rating, capitalization, working capital, past performance, management expertise and certain external factors, including the overall capacity of the surety market and the underwriting practices of surety bond issuers. The ability to obtain surety bonds also can be impacted by the willingness of insurance companies to issue surety bonds. If we are unable to obtain surety bonds when required, our financial position, results of operations and cash flows could be adversely impacted.

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

We are subject to risks associated with mortgage loans, including conventional mortgage loans, FHA and VA mortgage loans, second mortgage loans, high loan-to-value mortgage loans and jumbo mortgage loans (mortgage loans with principal balances that exceed various thresholds in our markets). These risks may include, among other things, compliance with mortgage loan underwriting criteria and the associated homebuyers’ performance, which could require HomeAmerican to repurchase certain of those mortgage loans or provide indemnification. Repurchased mortgage loans and/or the settlement of claims associated with such loans could have a negative impact on HomeAmerican’s financial position, results of operations and cash flows.

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

Although we believe that we have made provision for adequately staffing current operations, because of competition for experienced homebuilding industry personnel, retaining our skilled people has become a critical area of focus. Our future success depends, in part, on our ability to attract, train and retain skilled personnel. If we are unable to retain our key employees or attract, train and retain other skilled personnel in the future, it could have an adverse impact on our financial position, results of operations and cash flows.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our corporate office is located at 4350 South Monaco Street, Denver, Colorado 80237, where we lease all 144,000 square feet of office space in the building. In some markets, our homebuilding divisions and other MDC subsidiaries lease additional office space. The table below outlines the number of office facilities that are leased and the approximate square footage leased in each market at December 31, 2015. While currently we are satisfied with the suitability and capacity of our office locations, we continue to evaluate them in view of market conditions and the size of our operations.

		Total
	Number	Square
	of Leased	Footage
	Facilities	Leased
Arizona	3	19,000
California	2	22,000
Colorado	3	153,000
Florida	3	21,000
Maryland	1	8,000
Nevada	1	16,000
Utah	1	6,000
Virginia	3	13,000
Washington	3	31,000
Total	20	289,000

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

At December 31, 2015, we had 583 shareholders of record. The shares of our common stock are traded on the New York Stock Exchange. The following table sets forth, for the periods indicated, the closing price ranges of our common stock.

	Three Months Ended
	March 31	June 30	September 30	December 31
2015
High	$28.50	$30.81	$31.07	$28.75
Low	24.42	26.84	26.04	24.60

2014
High	$32.04	$30.29	$30.42	$26.66
Low	27.40	27.37	25.32	23.71

The table below sets forth the cash dividends declared and paid in 2015 and 2014. There were no dividends declared or paid for the year ended December 31, 2013 as we paid dividends of $2.00 per share during the year ended December 31, 2012, $1.00 of which was in lieu of declaring and paying regular quarterly dividends in calendar year 2013.

				Total
	Date of	Date of	Dividend	Dividends
	Declaration	Payment	per Share	Paid
2015				(In thousands)
First Quarter	01/26/15	02/25/15	$0.25	$12,213
Second Quarter	04/27/15	05/27/15	0.25	12,212
Third Quarter	07/20/15	08/19/15	0.25	12,221
Fourth Quarter	10/19/15	11/18/15	0.25	12,222
			$1.00	$48,868

2014
First Quarter	01/27/14	02/26/14	$0.25	$12,207
Second Quarter	04/28/14	05/28/14	0.25	12,205
Third Quarter	07/21/14	08/20/14	0.25	12,204
Fourth Quarter	10/20/14	11/19/14	0.25	12,204
			$1.00	$48,820

There were no shares of MDC common stock repurchased during the years ended December 31, 2015, 2014 or 2013. At December 31, 2015, we were authorized to repurchase up to 4,000,000 shares of our common stock.

Performance Graph

Set forth below is a graph comparing the yearly change in the cumulative total return of MDC's common stock with the cumulative total return of the Standard & Poor's 500 Stock Index and with that of a peer group of other homebuilders over the five-year period ending on December 31, 2015, weighted as of the beginning of that period.

It is assumed in the graph that $100 was invested (1) in our common stock; (2) in the stocks of the companies in the Standard & Poor’s 500 Stock Index; and (3) in the stocks of the peer group companies, just prior to the commencement of the period and that all dividends received within a quarter were reinvested in that quarter. The peer group index is composed of the following companies: Beazer Homes USA, Inc., D.R. Horton, Inc., Hovnanian Enterprises, Inc., KB Home, Lennar Corporation, M/I Homes, Inc., Meritage Homes Corporation, NVR, Inc., Pulte Homes, Inc., CalAtlantic Group, Inc. and Toll Brothers, Inc.

The stock price performance shown on the following graph is not indicative of future price performance.

Item 6.   Selected Financial Data.

The data in these tables and related footnotes should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share amounts)
Income Statement Data
Home sale and land sale revenues	$1,860,226	$1,650,631	$1,629,175	$1,156,142	$817,023
Financial services revenues	48,810	43,953	51,259	46,881	26,086
Total revenues	$1,909,036	$1,694,584	$1,680,434	$1,203,023	$843,109

Homebuilding pretax income (loss) (2)(4)	$70,441	$75,804	$100,323	$32,617	$(110,628)
Financial services pretax income	30,983	24,671	29,502	28,498	3,156
Total income (loss) before income taxes	$101,424	$100,475	$129,825	$61,115	$(107,472)

Net income (loss) (2)(3)(4)	$65,791	$63,143	$314,385	$62,699	$(98,390)
Basic earnings (loss) per share	$1.35	$1.29	$6.39	$1.29	$(2.12)
Diluted earnings (loss) per share	$1.34	$1.29	$6.34	$1.29	$(2.12)
Weighted Average Common Shares Outstanding:
Basic	48,764,396	48,615,541	48,453,119	47,660,629	46,796,334
Diluted	48,967,219	48,817,566	48,831,785	47,834,156	46,796,334

Balance Sheet Data
Cash and cash equivalents	$180,988	$153,825	$199,338	$160,095	$343,361
Marketable securities	$103,694	$156,140	$588,067	$551,938	$519,943
Total inventories	$1,763,962	$1,667,960	$1,411,661	$1,002,521	$806,052
Total assets (1)	$2,415,899	$2,351,456	$2,589,619	$1,942,800	$1,855,490
Senior notes, net (1)(2)(4)	$840,524	$839,468	$1,089,790	$742,201	$740,873
Mortgage repurchase facility	$88,611	$60,822	$63,074	$76,327	$48,702
Stockholders' equity	$1,256,292	$1,228,336	$1,213,249	$880,897	$868,636
Stockholders' equity per common share	$25.70	$25.15	$24.87	$18.09	$18.11
Cash dividends declared per share (5)	$1.00	$1.00	$-	$2.00	$1.00

Operational Data
Homes delivered (units)	4,390	4,366	4,710	3,740	2,762
Average selling price	$421	$377	$345	$308	$292
Net new orders (units)	5,203	4,623	4,327	4,342	2,887
Homes in backlog at period end (units)	2,332	1,519	1,262	1,645	1,043
Estimated backlog sales value at period end	$1,054,000	$663,000	$506,000	$579,000	$330,000
Estimated average selling price of homes in backlog	$452	$437	$401	$352	$316
Active subdivisions at period-end	167	159	146	148	187

_________________________________

(1)

During 2015, we elected to early-adopt Accounting Standards Update 2015-03, Interest—Imputation of Interest (Subtopic 835-30). Comparative financial statements of prior years have been adjusted to apply the new method retrospectively.

(2)

During 2014, we redeemed our 5⅜% Senior Notes due December 2014 and our 5⅜% Senior Notes due July 2015. As a result of these transactions, we paid $517.7 million to extinguish $500 million in debt principal and recorded a total of $18.2 million in losses from early extinguishments of debt.

(3)	Net income for the year ended December 31, 2013 includes the impact of a $187.6 million reversal of the valuation allowance against our deferred tax asset in the 2013 second quarter.

(4)

During 2011, we completed a debt tender offer and redemptions of our 7% Senior Notes due 2012 and 5½% Senior Notes due 2013. As a result of these transactions, we paid $537.7 million to extinguish $500 million in debt principal and recorded a $38.8 million expense for loss on extinguishment of debt.

(5)	Total dividends declared per share for the year ended December 31, 2012 include $1.00 per share representing the accelerated payment of dividends for 2013.

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

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$1,847,889	$1,647,398	$1,626,707
Land sale revenues	12,337	3,233	2,468
Total home and land sale revenues	1,860,226	1,650,631	1,629,175
Home cost of sales	(1,539,396)	(1,365,621)	(1,336,978)
Land cost of sales	(12,611)	(2,559)	(1,961)
Inventory impairments	(9,993)	(1,760)	(919)
Total cost of sales	(1,562,000)	(1,369,940)	(1,339,858)
Gross margin	298,226	280,691	289,317
Gross margin %	16.0%	17.0%	17.8%
Selling, general and administrative expenses	(226,317)	(203,253)	(213,283)
Interest and other income	6,709	26,310	29,798
Interest expense	-	(685)	(1,726)
Other expense	(4,208)	(4,813)	(3,783)
Losses from early extinguishments of debt	-	(18,153)	-
Other-than-temporary impairment of marketable securities	(3,969)	(4,293)	-
Homebuilding pretax income	70,441	75,804	100,323

Financial Services:
Revenues	48,810	43,953	51,259
Expenses	(21,572)	(22,334)	(25,271)
Interest and other income	3,745	3,052	3,514
Financial services pretax income	30,983	24,671	29,502

Income before income taxes	101,424	100,475	129,825
Benefit from (provision for) income taxes	(35,633)	(37,332)	184,560
Net income	$65,791	$63,143	$314,385

Earnings per share:
Basic	$1.35	$1.29	$6.39
Diluted	$1.34	$1.29	$6.34

Weighted average common shares outstanding:
Basic	48,764,396	48,615,541	48,453,119
Diluted	48,967,219	48,817,566	48,831,785

Dividends declared per share	$1.00	$1.00	$-

Cash provided by (used in):
Operating Activities	$215	$(163,647)	$(269,549)
Investing Activities	$47,362	$423,080	$(30,402)
Financing Activities	$(20,414)	$(304,946)	$339,194

EXECUTIVE SUMMARY

Overview

Industry Conditions

The homebuilding industry continued a slow but steady recovery in 2015, driven in part by positive movements in key macroeconomic drivers such as employment levels, consumer confidence and personal income levels. A limited supply of both new and existing single family home inventory, labor constraints on the production of new homes and low interest rates helped to drive increased home prices in most markets across the country, even though overall new home sales levels in the United States remained at a relatively low level by historical standards. We are optimistic about the possibility for growth in new home sales levels in 2016, based in part on an acceleration of household formations, birth rates and wage growth in 2015. However, our enthusiasm is somewhat tempered by uncertainty surrounding the impact of key domestic and global events that have unfolded in late 2015, such as the slowdown of economic growth in China, the significant drop in oil prices and the Federal Reserve’s action to increase the federal funds rate for the first time in almost a decade.

Results for the Twelve Months Ended December 31, 2015

For the year ended December 31, 2015, we reported net income of $65.8 million, or $1.34 per diluted share, compared to net income of $63.1 million, or $1.29 per diluted share for the year earlier period. The increase was primarily the result of a 12% improvement in home sale revenues and an $18.2 million reduction in charges related to the early extinguishment of debt. These positive results were partially offset by an 80 basis point reduction in our gross margin from home sales and a $19.6 million decrease in interest and other income. The decrease in interest and other income was due to year-over-year declines in both (1) our average marketable securities balance and (2) gains on sales of marketable securities as the volume of marketable securities sold decreased.

Home sale revenues were up 12% from $1,647.4 million in 2014 to $1,847.9 million in 2015. This $200.5 million improvement was the result of a $43,600 increase in our average selling price to $420,900, mostly due to a mix shift to higher-priced communities and, to a lesser extent, price increases implemented in the first half of 2015. Our gross margin from home sales for 2015 was 16.2%, down 80 basis points from 2014 and due primarily to the impact of an $8.2 million increase in inventory impairments and reduced margins during the 2015 first quarter as we focused our efforts on decreasing aged unsold home inventory levels.

Net new home orders increased by 13% as our monthly sales absorption pace and average active community count increased by 10% and 2% year-over-year, respectively. The improvement in our average active community count was driven by increased land acquisition efforts over the past two years while the increase in our monthly sales absorption pace was driven by an improvement in demand for new homes in many of our markets. We achieved the increase in sales absorption pace even though we have implemented price increases in most of our active communities throughout 2015. These price increases, coupled with a mix shift to higher priced communities, drove an 11% increase in our average price of net new home orders to $440,000. As a result of the increase in both units and average selling price, the dollar value of our net new orders was up $458.2 million, or 25%, from 2014.

Our financial services pretax income was $31.0 million for the year ended December 31, 2015, a $6.3 million, or 26% increase, from $24.7 million for the year ended December 31, 2014. The increase was due to (1) an increase in the dollar value of loans locked, originated and sold, (2) higher per unit origination income, (3) increased gains on loans locked and sold compared to a year ago in our mortgage operations segment and (4) a $2.5 million insurance reserves adjustment recorded during 2015 in our other financial services segment.

Outlook

Our dollar value of homes in backlog is up 59% year-over-year to $1.05 billion at December 31, 2015, which we believe has positioned us well for year-over-year topline growth for the 2016 full year. However, expectations from our significant increase in backlog, particularly for the 2016 first quarter, should be tempered somewhat as a result of our backlog consisting of a much higher percentage of dirt sales, which are generally in backlog for a longer period of time, the potential for delayed closings as a result of limited subcontractor availability in several markets, and an increased possibility for cancellations as a result of negative consequences from the key domestic and global events discussed above. With overall liquidity of over $798.6 million, and no senior note maturities until 2020, we believe that our financial position at the end of 2015 provides the appropriate balance for us between supporting Company growth and providing protection from the volatile and cyclical nature of the housing market. See “Forward-Looking Statements” below.

Homebuilding

Pretax Income (Loss)

	Year Ended December 31,
		Change			Change
	2015	Amount	%	2014	Amount	%	2013
	(Dollars in thousands)
West	$64,627	$1,556	2%	$63,071	$(2,601)	(4)%	$65,672
Mountain	52,707	13,364	34%	39,343	(13,049)	(25)%	52,392
East	(6,033)	(16,763)	(156)%	10,730	(8,860)	(45)%	19,590
Corporate	(40,860)	(3,520)	9%	(37,340)	(9)	0%	(37,331)
Total homebuilding pretax income	$70,441	$(5,363)	(7)%	$75,804	$(24,519)	(24)%	$100,323

Homebuilding pretax income for 2015 was $70.4 million, a decrease of $5.4 million from $75.8 million for the year ended December 31, 2014. Our homebuilding pretax income for the year benefited from a 12% improvement in home sale revenues and an $18.2 million reduction in charges related to the early extinguishment of debt. However, our results were negatively impacted by an 80 basis point reduction in our gross margin from homes sales and a $19.6 million decrease in interest and other income. The decrease was due to year-over-year declines in both (1) our average marketable securities balance and (2) gains on sales of marketable securities as the volume of marketable securities sold decreased.

Our Mountain segment had a $13.4 million year-over-year improvement in pretax income for 2015, due primarily to a 14% increase in home sale revenues coupled with an improved gross margin from home sales percentage. In our West segment, a $1.6 million increase in pretax income was the result of a 19% increase in home sale revenues that was mostly offset by a decline in gross margin from home sales percentage. The $16.8 million decline in pretax income in our East segment was primarily due to a 6% reduction in home sale revenues, a decline in our gross margin from home sales percentage, driven mostly by a $7.5 million increase in inventory impairments, and an increase in our selling, general and administrative (“SG&A”) expenses as a percentage of home sale revenues (“SG&A rate”) resulting from higher net legal expenses as a result of a reduction in legal recoveries in 2015. The additional $3.5 million of pretax loss in our Corporate segment was primarily due to the $19.6 million decrease in interest and other income discussed above and an increase in stock based compensation expense related to a non-qualified stock option grant covering one million shares to each of our Chief Executive Officer and Chief Operating Officer.

Homebuilding pretax income was $75.8 million for the year ended December 31, 2014, a decrease of $24.5 million from $100.3 million for the year ended December 31, 2013. The decrease was primarily driven by an 80 basis point decline in our gross margin from home sales, debt extinguishment charges of $18.2 million, a $4.3 million other-than-temporary impairment (the “OTTI”) and a $3.5 million reduction in interest and other income. These items were partially offset by an 80 basis point improvement in our SG&A rate. The decline in pretax income for our East segment was primarily the result of a 17% year-over-year decline in the number of homes delivered, partially offset by a $3.6 million decrease in legal expenses, while the decline in our Mountain segment was primarily the result of a decrease in our gross margin from home sales and an 11% decline in deliveries. Our Corporate segment included $18.2 million in debt extinguishment charges, but was largely offset by $14.3 million in lower incentive-based compensation and post-retirement benefit expenses for certain of our executive officers.

Assets

	December 31,		Change
	2015	2014	Amount	%
	(Dollars in thousands)
West	$991,393	$893,970	$97,423	11%
Mountain	536,831	516,971	19,860	4%
East	324,457	343,718	(19,261)	(6)%
Corporate	393,712	458,386	(64,674)	(14)%
Total homebuilding assets	$2,246,393	$2,213,045	$33,348	2%

Homebuilding assets increased slightly during the year ended December 31, 2015. Our West segment had an increase in homebuilding assets as a result of an increase in homes in backlog in addition to significant investments in land inventory, while the increase in our Mountain segment was mostly due to an increase in backlog. Homebuilding assets in our East segment were down as a result of inventory impairments and a significant year-over-year decline in unsold homes. These declines were partially offset by an increase in the East segment’s land and land under development balance as our land acquisition efforts more than outpaced our home construction starts, which were down, in spite of an 8% increase in net new home sales, as a result of a substantial decline in the number of unsold homes started. The funds for these investments came from our Corporate segment, driving a significant portion of the $64.7 million decline in Corporate segment assets. In addition, our Corporate segment’s homebuilding assets decreased as we utilized all remaining federal net operating loss carryforwards during 2015 to offset primarily all of our taxable income.

Revenues

	Year Ended December 31,
		Change			Change
	2015	Amount	%	2014	Amount	%	2013
	(Dollars in thousands)
West	$915,259	$145,208	19%	$770,051	$98,773	15%	$671,278
Mountain	609,002	74,758	14%	534,244	(12,557)	-2%	546,801
East	335,965	(10,371)	(3)%	346,336	(64,760)	(16)%	411,096
Total home and land sale revenues	$1,860,226	$209,595	13%	$1,650,631	$21,456	1%	$1,629,175

Home and land sale revenues increased $209.6 million for the year ended December 31, 2015, due primarily to a 12% increase in the average selling price of new home deliveries. For the year ended December 31, 2014, home and land sale revenues were nearly flat compared to 2013 due to a 9% increase in the average selling price which was mostly offset by a 7% decrease in homes delivered.

New Home Deliveries:

	Year Ended December 31,
	2015			2014			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	753	$220,140	$292.4	731	$200,994	$275.0	3%	10%	6%
California	706	370,603	524.9	624	296,189	474.7	13%	25%	11%
Nevada	575	215,479	374.7	564	176,371	312.7	2%	22%	20%
Washington	270	109,038	403.8	267	96,496	361.4	1%	13%	12%
West	2,304	915,260	397.2	2,186	770,050	352.3	5%	19%	13%
Colorado	1,192	553,573	464.4	1,172	478,669	408.4	2%	16%	14%
Utah	149	52,794	354.3	165	53,136	322.0	(10)%	(1)%	10%
Mountain	1,341	606,367	452.2	1,337	531,805	397.8	0%	14%	14%
Maryland	215	103,148	479.8	305	144,695	474.4	(30)%	(29)%	1%
Virginia	216	105,593	488.9	234	115,001	491.5	(8)%	(8)%	(1)%
Florida	314	117,521	374.3	304	85,847	282.4	3%	37%	33%
East	745	326,262	437.9	843	345,543	409.9	(12)%	(6)%	7%
Total	4,390	$1,847,889	$420.9	4,366	$1,647,398	$377.3	1%	12%	12%

	Year Ended December 31,
	2014			2013			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	731	$200,994	$275.0	635	$156,308	$246.2	15%	29%	12%
California	624	296,189	474.7	643	243,804	379.2	(3)%	21%	25%
Nevada	564	176,371	312.7	593	163,127	275.1	(5)%	8%	14%
Washington	267	96,496	361.4	333	108,038	324.4	(20)%	(11)%	11%
West	2,186	770,050	352.3	2,204	671,277	304.6	(1)%	15%	16%
Colorado	1,172	478,669	408.4	1,287	479,619	372.7	(9)%	(0)%	10%
Utah	165	53,136	322.0	208	65,292	313.9	(21)%	(19)%	3%
Mountain	1,337	531,805	397.8	1,495	544,911	364.5	(11)%	(2)%	9%
Maryland	305	144,695	474.4	368	159,169	432.5	(17)%	(9)%	10%
Virginia	234	115,001	491.5	355	177,142	499.0	(34)%	(35)%	(2)%
Florida	304	85,847	282.4	288	74,208	257.7	6%	16%	10%
East	843	345,543	409.9	1,011	410,519	406.1	(17)%	(16)%	1%
Total	4,366	$1,647,398	$377.3	4,710	$1,626,707	$345.4	(7)%	1%	9%

For the year ended December 31, 2015, all of our markets, with the exception of Virginia, experienced year-over-year increases in the average selling price of homes delivered. The markets that experienced the most prominent percentage increases were California, Nevada, Washington, Colorado and Florida. The price increase in all of these markets was primarily driven by a shift in mix to higher priced communities and, to a lesser degree, by price increases implemented in most communities in the first half of the year, especially in California and Colorado. The change in homes closed during the year for the majority of our markets was mostly driven by the year-over-year change in the number of homes in beginning backlog. However, current year deliveries in most of our markets were negatively impacted by our intentional reduction of unsold home inventory, which drove decreases in the number of homes that were both sold and delivered during the year. For our Utah market, a significant year-over-year decline in the number of homes both sold and delivered during the same year, predominantly related to a decrease in available unsold home inventory, drove the 10% decline in closings, despite a 54% increase in beginning backlog.

For the year ended December 31, 2014, we experienced increases in the average selling price of new home deliveries for nearly all of our markets. The improvement in each market’s average selling price was primarily the result of a mix shift to higher-priced communities, particularly in California, and, to a lesser extent, price increases implemented in 2013. However, the increases in average selling price for most of our markets were mostly offset by a decrease in the number of homes delivered, due primarily to lower year-over-year beginning backlog for each of those markets. In total, our beginning backlog for 2014 was 23% lower as compared to beginning backlog for 2013. Arizona and Florida were the only two markets which had a year-over-year increase in beginning backlog, resulting in the improvement in deliveries for those markets in 2014.

Gross Margin

Our gross margin from home sales for the year ended December 31, 2015 decreased 80 basis points year-over-year. The decline was primarily due to an $8.2 million increase in inventory impairments and lower than normal margins in the first quarter of 2015 from deliveries of aged homes that were started without a contract. The lower margins were caused by higher than normal incentives utilized to reduce this aged unsold inventory. To a lesser extent, margins were also adversely impacted by higher land and construction costs and a $2.8 million year-over-year decline in positive warranty adjustments. These items were partially offset by a 70 basis point improvement in our interest in cost of sales as a percentage of home sale revenues, price increases implemented in various communities and a higher percentage of our deliveries coming from dirt sales, which typically have higher gross margins.

Our gross margin from home sales for the year ended December 31, 2014 was 17.0%, down 80 basis points from 17.8% for 2013. The decrease in our gross margin percentage was primarily due to increased construction and land costs and increased incentive levels offered to stimulate demand, in light of the uneven homebuilding industry conditions.

Excluding inventory impairments and interest in cost of sales, our adjusted gross margin percentage from home sales for each of the years ended December 31, 2015, 2014 and 2013 was 19.7%, 20.8% and 21.1%, respectively. The table set forth below is a reconciliation of our gross margin and gross margin percentage, as reported, to gross margin from home sales excluding inventory impairments and gross margin from home sales excluding inventory impairments and interest in home cost of sales, which are non-GAAP measures.

	Year Ended December 31,
	2015	Gross Margin %	2014	Gross Margin %	2013	Gross Margin %
	(Dollars in thousands)
Gross Margin	$298,226	16.0%	$280,691	17.0%	$289,317	17.8%
Less: Land Sale Revenues	(12,337)		(3,233)		(2,468)
Add: Land Cost of Sales	12,611		2,559		1,961
Gross Margin from Home Sales	298,500	16.2%	280,017	17.0%	288,810	17.8%
Add: Inventory Impairments	9,993		1,760		919
Gross Margin from Home Sales
Excluding Impairments (1)	308,493	16.7%	281,777	17.1%	289,729	17.8%
Add: Interest in Cost of Sales	54,751		60,508		54,261
Gross Margin from Home Sales
Excluding Impairments and
Interest in Cost of Sales (1)	$363,244	19.7%	$342,285	20.8%	$343,990	21.1%

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

Inventory Impairments

During the year ended December 31, 2015, we recorded $10.0 million of inventory impairments, $1.2 million of which was related to impairments on our land held for sale in two communities, one in our West segment and one in our Mountain segment. The remaining $8.8 million in impairments related to nine projects with the majority coming from our East segment; four in Maryland totaling $3.3 million and three in Virginia totaling $5.2 million. During the year ended December 31, 2014, we recorded $1.8 million of inventory impairments related to four projects, three of which were in our Maryland division totaling $1.0 million. During the year ended December 31, 2013, we recorded $0.9 million of inventory impairments related to three projects in Maryland. These communities were all impaired based on their slow sales absorption rates experienced during the respective years of their impairments as well as the estimated or actual sales price reductions required to sell the remaining lots and houses. Inventory impairments recognized by segment for the years ended December 31, 2015, 2014 and 2013 are shown in the table below.

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$-	$-	$-
Mountain	250	234	-
East	1,378	1,000	802
Subtotal	1,628	1,234	802
Land and Land Under Development:
West	648	-	-
Mountain	569	526	-
East	7,148	-	117
Subtotal	8,365	526	117
Total Inventories	$9,993	$1,760	$919

The table below provides quantitative data, for the periods presented, used in determining the fair value of the impaired inventory, excluding impairments related to land held for sale.

	Impairment Data				Quantitative Data
Three Months Ended	Total Subdivisions Tested	Inventory Impairments	Fair Value of Inventory After Impairments	Number of Subdivisions Impaired	Discount Rate
	(Dollars in thousands)
March 31, 2015	22	$350	$3,701	1		8.7%
June 30, 2015	22	-	-	-		N/A
September 30, 2015	18	3,225	14,836	5	12.0	-	15.0%
December 31, 2015	15	5,200	19,925	3	15.0	-	20.0%
Total	77	$8,775	$38,462	9

March 31, 2014	16	$-	$-	-		N/A
June 30, 2014	16	850	4,285	2	11.0	-	13.8%
September 30, 2014	23	-	-	-		N/A
December 31, 2014	21	910	4,646	2		13.3%
Total	76	$1,760	$8,931	4

March 31, 2013	17	$-	$-	-		N/A
June 30, 2013	23	-	-	-		N/A
September 30, 2013	8	350	1,976	1		14.0%
December 31, 2013	17	569	2,877	2	10.0	-	18.0%
Total	65	$919	$4,853	3

Selling, General and Administrative Expenses

For the year ended December 31, 2015, our SG&A expenses were up $23.1 million to $226.3 million, while our SG&A rate improved 10 basis points year-over-year. The slight improvement in our SG&A rate was driven primarily by an increased ability to leverage our fixed overhead as a result of our 12% increase in home sale revenues, but was mostly offset by an $8.2 million increase in compensation-related expenses, which included $6.2 million of expense related to a non-qualified stock option grant covering one million shares to each of our Chief Executive Officer and Chief Operating Officer

For the year ended December 31, 2014, our SG&A expenses were down $10.0 million to $203.3 million while our SG&A rate improved 80 basis points year-over-year. The decline in SG&A expenses was largely attributable to $14.3 million in lower incentive-based compensation and post-retirement benefit expense for certain of our executive officers, $3.5 million in lower stock-based compensation expense and a $7.8 million reduction in our legal expenses. The improvements were partially offset by an increase in marketing costs of $8.9 million incurred to support a larger number of active communities as compared with the prior year.

Early Extinguishments of Debt

During the 2014 first quarter, we redeemed our 5⅜% Senior Notes due December 2014 and, in the 2014 fourth quarter, we redeemed our 5⅜% Senior Notes due July 2015. As a result of these transactions, we paid $517.7 million to extinguish $500 million in debt principal and recorded a total of $18.2 million in losses on early extinguishments of debt. We used available cash balances to fund the Senior Notes due December 2014 and for the redemption of the Senior Notes due July 2015, we used available cash balances in addition to proceeds from the sale of certain marketable securities.

Other-Than-Temporary Impairment of Marketable Securities

As of December 31, 2015, 2014 and 2013, our marketable securities were in net unrealized gain positions totaling $5.9 million, $4.5 million and $12.6 million, respectively. Included in those net unrealized gain positions were various marketable securities in a loss position. In accordance with GAAP, we recognized $4.0 million and $4.3 million of impairments for the years ended December 31, 2015 and 2014, respectively, on certain equity securities based on our determination that the unrealized loss on those securities no longer met the criteria, specifically the intent to hold the marketable security until its anticipated recovery in fair value, to be considered temporary. No such impairments were recorded during the year ended December 31, 2013.

Interest and Other Income

Our interest and other income for the years ended December 31, 2015, 2014 and 2013 was $6.7 million, $26.3 million and $29.8 million, respectively. The decrease in interest and other income from 2014 to 2015 was primarily due to year-over-year declines in both (1) our average marketable securities balance and (2) gains on sales of marketable securities resulting from a decline in the volume of marketable securities sold. The decline in interest and other income between 2014 and 2013 was attributable to the year-over-year change in our average marketable securities balance.

Interest Expense

For the years ended December 31, 2015, 2014 and 2013, we expensed $0, $0.7 million and $1.7 million of interest, respectively, related to the portion of our homebuilding debt that exceeded our qualified assets.

Other Homebuilding Operating Data

Net New Orders:

	Year Ended December 31,
	2015				2014				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *
	(Dollars in thousands)
Arizona	843	$241,192	$286.1	2.07	802	$235,041	$293.1	2.04	5%	3%	(2)%	1%
California	856	506,445	591.6	3.55	669	327,248	489.2	3.22	28%	55%	21%	10%
Nevada	615	227,560	370.0	3.62	579	192,708	332.8	2.93	6%	18%	11%	24%
Washington	394	173,071	439.3	2.50	276	102,795	372.4	2.30	43%	68%	18%	9%
West	2,708	1,148,268	424.0	2.77	2,326	857,792	368.8	2.54	16%	34%	15%	9%
Colorado	1,435	687,695	479.2	2.97	1,334	576,322	432.0	2.88	8%	19%	11%	3%
Utah	217	79,203	365.0	2.58	179	59,304	331.3	2.55	21%	34%	10%	1%
Mountain	1,652	766,898	464.2	2.91	1,513	635,626	420.1	2.84	9%	21%	10%	2%
Maryland	237	116,010	489.5	2.02	244	117,646	482.2	1.43	(3)%	(1)%	2%	41%
Virginia	227	114,713	505.3	2.12	221	111,068	502.6	1.96	3%	3%	1%	8%
Florida	379	143,594	378.9	2.18	319	109,141	342.1	1.85	19%	32%	11%	18%
East	843	374,317	444.0	2.12	784	337,855	430.9	1.72	8%	11%	3%	23%
Total	5,203	$2,289,483	$440.0	2.68	4,623	$1,831,273	$396.1	2.43	13%	25%	11%	10%

	Year Ended December 31,
	2014				2013				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate
	(Dollars in thousands)
Arizona	802	$235,041	$293.1	2.04	645	$165,101	$256.0	2.91	24%	42%	14%	(30)%
California	669	327,248	489.2	3.22	561	237,694	423.7	3.90	19%	38%	15%	(17)%
Nevada	579	192,708	332.8	2.93	529	162,270	306.7	3.47	9%	19%	9%	(16)%
Washington	276	102,795	372.4	2.30	300	98,156	327.2	2.19	(8)%	5%	14%	5%
West	2,326	857,792	368.8	2.54	2,035	663,221	325.9	3.11	14%	29%	13%	(18)%
Colorado	1,334	576,322	432.0	2.88	1,234	466,285	377.9	2.67	8%	24%	14%	8%
Utah	179	59,304	331.3	2.55	153	48,893	319.6	1.80	17%	21%	4%	42%
Mountain	1,513	635,626	420.1	2.84	1,387	515,178	371.4	2.53	9%	23%	13%	12%
Maryland	244	117,646	482.2	1.43	314	145,310	462.8	1.45	(22)%	(19)%	4%	(1)%
Virginia	221	111,068	502.6	1.96	273	136,054	498.4	2.07	(19)%	(18)%	1%	(5)%
Florida	319	109,141	342.1	1.85	318	84,897	267.0	2.09	0%	29%	28%	(11)%
East	784	337,855	430.9	1.72	905	366,261	404.7	1.81	(13)%	(8)%	6%	(5)%
Total	4,623	$1,831,273	$396.1	2.43	4,327	$1,544,660	$357.0	2.54	7%	19%	11%	(4)%

* Calculated as total net new orders in period ÷ average active communities during period ÷ number of months in period

For the year ended December 31, 2015, the dollar value of net new orders increased 25% compared to the prior year as both units and average selling price improved in most of our markets. A mix shift to higher priced communities, coupled with price increases implemented during 2015 in most of our communities, notably those in California and Colorado, drove the year-over-year increase in average selling price of net new home orders. Our West segment experienced the largest improvement in the number of net new orders as the result of a 7% increase in average active subdivisions coupled with an improved absorption pace, notably in California, Washington, and Nevada, despite the price increases implemented during most of 2015 as discussed above. The improvement in net new orders in our Mountain segment was primarily the result of a 4% increase in average active subdivisions coupled with a slight improvement in our monthly sales absorption pace. Our East segment had the largest increase in absorption pace, but the impact on net new orders was significantly dampened by an 11% decline in average active community count.

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

Active Subdivisions:

	Active Subdivisions					Average Active Subdivisions
	December 31,					Year Ended December 31,
	2015	% Change	2014	% Change	2013	2015	2014	% Change
Arizona	32	(11)%	36	44%	25	34	33	3%
California	20	5%	19	73%	11	20	17	18%
Nevada	20	25%	16	7%	15	14	16	(13)%
Washington	14	40%	10	(23)%	13	13	10	30%
West	86	6%	81	27%	64	81	76	7%
Colorado	40	0%	40	5%	38	40	39	3%
Utah	7	17%	6	20%	5	7	6	17%
Mountain	47	2%	46	7%	43	47	45	4%
Maryland	11	22%	9	(47)%	17	10	14	(29)%
Virginia	9	(10)%	10	0%	10	9	9	0%
Florida	14	8%	13	8%	12	14	14	0%
East	34	6%	32	(18)%	39	33	37	(11)%
Total	167	5%	159	9%	146	161	158	2%

At December 31, 2015, we had 167 active subdivisions, up 5% from 159 active subdivisions at the end of 2014 and 6% from the 2015 third quarter as we had 10 net new communities become active during the 2015 fourth quarter. For the full year, we experienced a notable decline in our Arizona market as a result of limited land acquisition activity during 2014 and 2015. The increase in our Nevada and Washington markets was the result of our objective to continue to increase our market share in these markets.

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

Cancellation Rate:

	Year Ended December 31,
	2015	Change	2014	Change	2013
Arizona	24%	0%	24%	7%	17%
California	21%	(3)%	24%	0%	24%
Nevada	18%	(2)%	20%	(1)%	21%
Washington	19%	(1)%	20%	2%	18%
West	21%	(2)%	23%	3%	20%
Colorado	21%	1%	20%	(2)%	22%
Utah	16%	(2)%	18%	(4)%	22%
Mountain	21%	1%	20%	(2)%	22%
Maryland	18%	(6)%	24%	(1)%	25%
Virginia	25%	(2)%	27%	1%	26%
Florida	27%	1%	26%	4%	22%
East	24%	(2)%	26%	1%	25%
Total	21%	(1)%	22%	0%	22%

Our cancellation rate for the year ended December 31, 2015 was down 1% from 2014. Our Maryland market experienced the most significant decline in cancellation rate as a result of our continued efforts to enhance the quality of our backlog, including reduced acceptance of contingencies and more emphasis on creditworthiness before the acceptance of sales contracts.

Our cancellation rate for the year ended December 31, 2014 was unchanged from 2013. The increase in our Arizona market was primarily due to potential buyers being unable to obtain financing, wavering homebuyer confidence in a more volatile market, and more contingent contracts being cancelled.

Backlog:

	At December 31,
	2015			2014			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	321	$89,464	$278.7	231	$75,419	$326.5	39%	19%	(15)%
California	342	220,755	645.5	192	98,057	510.7	78%	125%	26%
Nevada	195	67,901	348.2	155	61,020	393.7	26%	11%	(12)%
Washington	179	80,134	447.7	55	20,655	375.5	225%	288%	19%
West	1,037	458,254	441.9	633	255,151	403.1	64%	80%	10%
Colorado	822	390,635	475.2	579	266,280	459.9	42%	47%	3%
Utah	108	38,549	356.9	40	13,580	339.5	170%	184%	5%
Mountain	930	429,184	461.5	619	279,860	452.1	50%	53%	2%
Maryland	90	43,317	481.3	68	34,293	504.3	32%	26%	(5)%
Virginia	101	52,622	521.0	90	45,521	505.8	12%	16%	3%
Florida	174	70,837	407.1	109	48,412	444.1	60%	46%	(8)%
East	365	166,776	456.9	267	128,226	480.2	37%	30%	(5)%
Total	2,332	$1,054,214	$452.1	1,519	$663,237	$436.6	54%	59%	4%

	At December 31,
	2014			2013			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	231	$75,419	$326.5	160	$43,184	$269.9	44%	75%	21%
California	192	98,057	510.7	147	71,855	488.8	31%	36%	4%
Nevada	155	61,020	393.7	140	49,350	352.5	11%	24%	12%
Washington	55	20,655	375.5	46	16,430	357.2	20%	26%	5%
West	633	255,151	403.1	493	180,819	366.8	28%	41%	10%
Colorado	579	266,280	459.9	417	171,688	411.7	39%	55%	12%
Utah	40	13,580	339.5	26	8,422	323.9	54%	61%	5%
Mountain	619	279,860	452.1	443	180,110	406.6	40%	55%	11%
Maryland	68	34,293	504.3	129	65,435	507.2	(47)%	(48)%	(1)%
Virginia	90	45,521	505.8	103	51,594	500.9	(13)%	(12)%	1%
Florida	109	48,412	444.1	94	28,037	298.3	16%	73%	49%
East	267	128,226	480.2	326	145,066	445.0	(18)%	(12)%	8%
Total	1,519	$663,237	$436.6	1,262	$505,995	$400.9	20%	31%	9%

At December 31, 2015, we had 2,332 homes in backlog with a total value of $1.05 billion, representing year-over-year increases of 813 homes and $391.0 million, respectively, from December 31, 2014. The increase in the number homes in backlog was driven mostly by (1) a year-over-year increase in net new orders, (2) a higher percent of those sales coming from dirt sales, which are generally in backlog for a longer period of time and (3) lower closings than expected for 2015 as a result of limited subcontractor availability. Each of these three items impacted our California, Washington, and Utah markets most significantly, driving the large increases in backlog. In Colorado, though our net new orders only increased by 8%, our number of homes in backlog grew 42% as limited subcontractor availability had the most significant impact on this market versus any other market. The changes in the average selling price in backlog for our markets were primarily driven by the year-over-year changes in the average price of net new orders.

At December 31, 2014 we had 1,519 homes in backlog with a total value of $663.2 million, representing a year-over-year increase of 257 homes and $157.2 million from December 31, 2013. The increase in dollar value in backlog was driven by a year-over-year improvement of 11% in the average selling price of net new orders and a 7% year-over-year improvement in the number of net new orders for the year ended December 31, 2014. The lower dollar value in backlog in our Maryland and Virginia markets was driven by weaker order trends experienced during 2014 as compared to the prior year period.

Homes Completed or Under Construction:

	December 31,
	2015	2014	% Change
Unsold:
Completed	189	483	(61)%
Under construction	334	583	(43)%
Total unsold started homes	523	1,066	(51)%
Sold homes under construction or completed	1,697	1,089	56%
Model homes under construction or completed	281	272	3%
Total homes completed or under construction	2,501	2,427	3%

During 2015, we enhanced our focus on dirt sales, giving our customers the best opportunity to personalize their homes. As a result, our supply of unsold homes has declined by 51% from December 31, 2014. However, this decline was offset by a 56% increase in sold homes under construction or completed as a result of our higher backlog, resulting in a 3% increase in our total homes completed or under construction.

Lots Owned and Optioned (including homes completed or under construction):

	December 31, 2015			December 31, 2014
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total
Arizona	1,735	201	1,936	2,266	45	2,311
California	1,759	352	2,111	1,600	94	1,694
Nevada	2,240	100	2,340	1,589	286	1,875
Washington	832	107	939	886	-	886
West	6,566	760	7,326	6,341	425	6,766
Colorado	4,086	832	4,918	4,083	929	5,012
Utah	442	-	442	598	-	598
Mountain	4,528	832	5,360	4,681	929	5,610
Maryland	368	219	587	417	417	834
Virginia	562	158	720	525	469	994
Florida	1,078	230	1,308	891	184	1,075
East	2,008	607	2,615	1,833	1,070	2,903
Total	13,102	2,199	15,301	12,855	2,424	15,279

Lots owned and optioned decreased during the first half of the year as the number of homes delivered exceeded our acquisition activity. However, 65% of our total land acquisition spend for the year ended December 31, 2015 occurred during the second half of the year, well outpacing our number of homes delivered resulting in our lots owned and optioned being up slightly at December 31, 2015, when compared to prior year end, but up 4% from June 30, 2015.We believe that our current supply levels will support expected growth in future periods. See "Forward-Looking Statements" above.

Financial Services

	Year Ended December 31,
		Change			Change
	2015	Amount	%	2014	Amount	%	2013
	(Dollars in thousands)
Financial services revenues
Mortgage operations	$30,276	$4,389	17%	$25,887	$(9,089)	(26)%	$34,976
Other	18,534	468	3%	18,066	1,783	11%	16,283
Total financial services revenues	$48,810	$4,857	11%	$43,953	$(7,306)	(14)%	$51,259

Financial services pretax income
Mortgage operations	$17,230	$3,196	23%	$14,034	$(7,574)	(35)%	$21,608
Other	13,753	3,116	29%	10,637	2,743	35%	7,894
Total financial services pretax
income	$30,983	$6,312	26%	$24,671	$(4,831)	(16)%	$29,502

For the year ended December 31, 2015, our financial services pretax income was up 26% from the prior year. The increase was primarily due to (1) an increase in the dollar value of loans locked, originated and sold, (2) higher per unit origination income, (3) increased gains on loans locked and sold compared to a year ago in our mortgage operations segment and (4) a $2.5 million adjustment recorded during 2015 in our other financial services segment to reduce insurance reserves as the result of a decline in insurance claim payment severity and frequency relative to prior period estimates.

Our financial services pretax income for the year ended December 31, 2014 was down 16% from the prior year. The decrease was driven by a $7.6 million decrease in pretax income from our mortgage operations segment and was partially offset by a $2.7 million improvement in our other financial services segment, which consists of our insurance and title operations. The decrease in our mortgage operations segment was primarily due to: (1) reduced volumes of loans locked and sold; (2) lower gains on loans locked and sold compared to a year ago; and (3) lower origination income due to fewer loan originations. These results were caused primarily by a more competitive mortgage market, which also resulted in lower capture rates. The $2.7 million improvement in our other financial services segment was driven primarily by increased revenues from our insurance operations due to higher premiums, mostly due to a higher percentage of policies written in states where a higher premium is charged. “Capture rate” is defined as the number of mortgage loans originated by our mortgage operations for our homebuyers as a percentage of our total home closings.

The table below sets forth information for our mortgage operations relating to mortgage loans originated and capture rate.

	Year Ended December 31,
	2015	% or Percentage Change	2014	% or Percentage Change	2013
	(Dollars in thousands)
Total Originations:
Loans	2,487	3%	2,422	(18)%	2,947
Principal	$838,061	10%	$759,082	(15)%	$890,404
Capture Rate Data:
Capture rate as % of all homes delivered	56%	1%	55%	(6)%	61%
Capture rate as % of all homes delivered (excludes cash sales)	60%	1%	59%	(6)%	65%
Mortgage Loan Origination Product Mix:
FHA loans	18%	3%	15%	(9)%	24%
Other government loans (VA & USDA)	26%	(3)%	29%	(1)%	30%
Total government loans	44%	0%	44%	(10)%	54%
Conventional loans	56%	0%	56%	10%	46%
	100%	0%	100%	0%	100%
Loan Type:
Fixed rate	96%	3%	93%	(3)%	96%
ARM	4%	(3)%	7%	3%	4%
Credit Quality:
Average FICO Score	736	(0)%	738	1%	733
Other Data:
Average Combined LTV ratio	84%	(1)%	85%	(4)%	89%
Full documentation loans	100%	0%	100%	0%	100%

Loans Sold to Third Parties:
Loans	2,414	(2)%	2,453	(19)%	3,035
Principal	$809,535	6%	$762,633	(16)%	$913,309

For several years prior to 2015, FHA loans as a percentage of total loans originated steadily declined as a result of (1) increases in the amount that FHA charged to insure mortgages, (2) increases in home prices, coupled with decreases in FHA loan limits in certain markets, which can limit a borrower’s ability to use FHA insured mortgages in connection with the purchase of a home, and (3) structural changes in the FHA mortgage insurance program, which extended the period of time during which the borrower must pay a mortgage insurance premium. For 2015, we experienced a slight increase in the number of FHA loans as a percentage of our total loans originated as a result of (1) reductions made to the FHA’s annual mortgage insurance premium and (2) increased FHA loan limits in certain markets, both of which took effect during 2015.

Income Taxes

We recorded income tax expense of $35.6 million and $37.3 million for the years ended December 31, 2015 and 2014, respectively, compared to an income tax benefit of $184.6 million for the same period in 2013.

The income tax expenses for the years ended December 31, 2015 and 2014 were primarily due to positive operating results, resulting in effective income tax rates of 35.1% and 37.2%, respectively.

The income tax benefit for the year ended December 31, 2013 was due primarily to a $187.6 million reversal of a significant portion of our deferred tax asset valuation allowance in the 2013 second quarter, in addition to a $6.5 million benefit from energy tax credits relating to current and prior years. These amounts were slightly offset by an $11.9 million write-off of a deferred tax asset as a result of the termination of certain post-retirement pension benefits contained in the employment agreements of our Chief Executive Officer and Chief Operating Officer in the 2013 fourth quarter. We concluded that the reversal of a portion of our valuation allowance was appropriate after determining that it was more likely than not, after our evaluation of all relevant positive and negative evidence, that we would be able to realize most of our deferred tax assets within the allowable carryforward periods.

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

We have marketable equity securities that consist primarily of holdings in corporate equities and holdings in mutual fund securities, which are invested mostly in debt securities.

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

We may, from time to time seek to retire or purchase our outstanding senior notes through cash purchases, whether through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

Revolving Credit Facility. We have an unsecured revolving credit agreement (“Revolving Credit Facility”) with a group of lenders which may be used for general corporate purposes. This agreement has an aggregate commitment of $550 million (the “Commitment”) and was amended on December 18, 2015 to extend the maturity to December 18, 2020. Each lender may issue letters of credit in an amount up to 50% of its commitment. The facility permits an increase in the maximum Commitment amount to $1.0 billion upon our request, subject to receipt of additional commitments from existing or additional lenders and the consent of the designated agent and the co-administrative agent. As defined in the Revolving Credit Facility agreement, interest rates on outstanding borrowings are equal to the highest of (1) 0.0% or (2) a specified eurocurrency rate, federal funds effective rate or prime rate, plus a margin that is determined based on our credit ratings and leverage ratio. At any time at which our leverage ratio, as of the last day of the most recent calendar quarter, exceeds 55%, the aggregate principal amount of all consolidated senior debt borrowings outstanding may not exceed the borrowing base. There is no borrowing base requirement if our leverage ratio, as of the last day of the most recent calendar quarter, is 55% or less.

The Revolving Credit Facility is fully and unconditionally guaranteed, jointly and severally, by most of our homebuilding segment subsidiaries. The facility contains various representations, warranties and covenants that we believe are customary for agreements of this type. The financial covenants include a consolidated tangible net worth test and a leverage test, along with a consolidated tangible net worth covenant, all as defined in the facility agreement. A failure to satisfy the foregoing tests does not constitute an event of default, but can trigger a “term-out” of the facility. A breach of the consolidated tangible net worth covenant (but not the consolidated tangible net worth test) or a violation of anti-corruption or sanctions laws would result in an event of default.

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of December 31, 2015.

As of December 31, 2015, we had $15.0 million in borrowings and $22.5 million in letters of credit outstanding under the Revolving Credit Facility, leaving remaining borrowing capacity of $512.5 million.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”) that will expire on September 16, 2016. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, we may be required to repurchase the ineligible mortgage loan immediately. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased on December 23, 2015 from $50 million to $90 million and was effective through January 31, 2016. The Mortgage Repurchase Facility also had a temporary increase in the maximum aggregate commitment from $50 million to $80 million from December 29, 2014 through January 28, 2015. At December 31, 2015 and December 31, 2014, we had $88.6 million and $60.8 million, respectively, of mortgage loans that we were obligated to repurchase under our Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is LIBOR-based. The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth Ratio, (iii) a minimum Adjusted Net Income requirement, and (iv) a minimum Liquidity requirement. The foregoing terms are defined in the Mortgage Repurchase Facility. We believe we were in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of December 31, 2015.

Dividends

In each of the years ended December 31, 2015 and 2014, we paid dividends of $1.00 per share. There were no dividends declared or paid for the year ended December 31, 2013 as we paid dividends of $2.00 per share during the year ended December 31, 2012, $1.00 of which was in lieu of declaring and paying regular quarterly dividends in calendar year 2013.

MDC Common Stock Repurchase Program

At December 31, 2015, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the year ended December 31, 2015.

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

Year Ended December 31, 2015. We generated $0.2 million in cash from operating activities during the year ended December 31, 2015, primarily resulting from net income of $65.8 million, a $33.3 million decrease in our deferred tax assets due to the use of net operating loss carryforwards to reduce our current taxes payable, and other non-cash reconciling items such as stock-based compensation expense of $10.1 million and impairments of marketable securities and homebuilding inventories totaling $14.0 million. These items were mostly offset by increasing our inventory by $104.9 million and a $27.3 million increase in our mortgage loans held-for-sale.

We generated $47.4 million in cash from investing activities during the year ended December 31, 2015, primarily attributable to the maturity and sale of marketable securities that increased our cash by $102.7 million. The cash generated was significantly offset by the purchasing of $53.8 million of marketable securities.

We used $20.4 million of cash for financing activities during the year ended December 31, 2015, primarily attributable to the $48.9 million of dividend payments, which was partially offset by a $27.8 million increase in advances on the mortgage repurchase facility.

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

Off-Balance Sheet Arrangements

Lot Option Purchase Contracts. In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At December 31, 2015, we had deposits of $11.0 million in the form of cash and $2.5 million in the form of letters of credit that secured option contracts to purchase 2,199 lots for a total estimated purchase price of $266.3 million.

Surety Bonds and Letters of Credit. At December 31, 2015, we had issued and outstanding surety bonds and letters of credit totaling $167.1 million and $61.9 million, respectively, including $39.4 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $52.8 million and $46.5 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

We have made no material guarantees with respect to third-party obligations.

Contractual Obligations

The table below summarizes our known contractual obligations at December 31, 2015.

	Payments due by Period (in thousands)
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Senior notes	$850,000	$-	$-	$250,000	$600,000
Interest on senior notes	757,657	48,813	97,625	90,594	520,625
Operating leases	49,442	4,887	10,401	8,685	25,469
Total (1)	$1,657,099	$53,700	$108,026	$349,279	$1,146,094

_____________________

(1)

The table above excludes $88.6 million of mortgage loans that we are obligated to repurchase under our Mortgage Repurchase Facility since it is not long-term indebtedness. Additionally, there were outstanding performance bonds and letters of credit totaling approximately $167.1 million and $61.9 million, respectively, at December 31, 2015, which have been excluded from the table above due to the uncertainty as to whether any payments may be made.

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

Homebuilding Inventory Valuation.  Refer to Note 1, Summary of Significant Accounting Policies, in the notes to the financial statements for information on the composition of the inventory balances.

In accordance with Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment (“ASC 360”), homebuilding inventories, excluding those classified as held for sale, are carried at cost unless events and circumstances indicate that the carrying value of the underlying subdivision may not be recoverable. We evaluate inventories for impairment each quarter end on a subdivision level basis as each subdivision represents the lowest level of identifiable cash flows. In making this determination, we review, among other things, the following for each subdivision:

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

If events or circumstances indicate that the carrying value of our inventory may not be recoverable, assets are reviewed for impairment by comparing the undiscounted estimated future cash flows from an individual subdivision to its carrying value. We generally determine the estimated fair value of each subdivision by determining the present value of the estimated future cash flows at discount rates, which are Level 3 inputs (see Note 6, Fair Value Measurements, in the notes to the financial statements for definitions of fair value inputs), that are commensurate with the risk of the subdivision under evaluation. The evaluation for the recoverability of the carrying value of the assets for each individual subdivision can be impacted significantly by our estimates of future home sale revenues, home construction costs, and development costs per home, all of which are Level 3 inputs. These estimates of undiscounted future cash flows are dependent on specific market or sub-market conditions for each subdivision. While we consider available information to determine what we believe to be our best estimates as of the end of a reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change. Local market-specific conditions that may impact these estimates for a subdivision include:

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

If land is classified as held for sale, we measure it at the lower of the carrying value or fair value less estimated costs to sell. In determining fair value, we primarily rely upon the most recent negotiated price. If a negotiated price is not available, we will consider several factors including, but not limited to, current market conditions, recent comparable sales transactions and market analysis studies. If the fair value less estimated costs to sell is lower than the current carrying value, the land is impaired down to its estimated fair value less costs to sell.

Warranty Accrual. Our homes are sold with limited third-party warranties. We record expenses and warranty accruals for general and structural warranty claims, as well as accruals for known, unusual warranty-related expenditures. A warranty accrual is recorded for each home closed based upon historical payment experience in an amount estimated to be adequate to cover expected costs of materials and outside labor during warranty periods. The determination of the warranty accrual rate for closed homes and the evaluation of our warranty accrual balance at period end are both based on an internally developed analysis that includes known facts and interpretations of circumstances, including, among other things, our trends in historical warranty payment levels and warranty payments for claims not considered to be normal and recurring. It is possible that changes in the warranty payment experience used in estimating our ultimate warranty losses could have a material impact on our warranty accrual balances.

Insurance Reserves. The establishment of reserves for estimated losses associated with insurance policies issued by Allegiant and re-insurance agreements issued by StarAmerican are based on actuarial studies that include known facts and interpretations of circumstances, including our experience with similar cases and historical trends involving claim payment patterns, pending levels of unpaid claims, product mix or concentration, claim severity, frequency patterns depending on the business conducted, and changing regulatory and legal environments. It is possible that changes in the insurance payment experience used in estimating our ultimate insurance losses could have a material impact on our insurance reserves.

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

The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. A company must use judgment in considering the relative impact of positive and negative evidence. In the future, changes in our valuation allowance may result from, among other things, pretax operating losses resulting in increases in our valuation allowance or pretax operating income resulting in decreases in our valuation allowance.

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

Revenues recorded by HomeAmerican primarily reflect (1) origination fees and (2) the corresponding sale, or expected future sale, of a loan, which will include the estimated earnings from either the release or retention of a loan’s servicing rights.  Origination fees are recognized when a loan is originated.  When an interest rate lock commitment is made to a customer, we record the expected gain on sale of the mortgage, plus the estimated earnings from the expected sale of the associated servicing rights, adjusted for a pull-through percentage (which is defined as the likelihood that an interest rate lock commitment will be originated), as revenue.  As the interest rate lock commitment gets closer to being originated, the expected gain on the sale of that loan plus its servicing rights is updated to reflect current market value and the increase or decrease in the fair value of that interest rate lock commitment is recorded through revenues.  At the same time, the expected pull-through percentage of the interest rate lock commitment to be originated is updated (typically an increase as the interest lock commitment gets closer to origination) and, if there has been a change, revenues are adjusted as necessary.  After origination, our mortgage loans, generally including their servicing rights, are sold to third-party purchasers in accordance with sale agreements entered into by us with a third-party purchaser of the loans. We make representations and warranties with respect to the status of loans transferred in the sale agreements. The sale agreements generally include statements acknowledging the transfer of the loans is intended by both parties to constitute a sale. Sale of a mortgage loan has occurred when the following criteria, among others, have been met: (1) fair consideration has been paid for transfer of the loan by a third party in an arms-length transaction, (2) all the usual risks and rewards of ownership that are in substance a sale have been transferred by us to the third party purchaser; and (3) we do not have a substantial continuing involvement with the mortgage loan.

We carry interest rate lock commitments and mortgage loans held-for-sale at fair value.

Home Cost of Sales. Refer to the Note 1, Summary of Significant Accounting Policies, in the notes to the financial statements for information on the composition of home cost of sales. When a home is closed, we generally have not yet paid or incurred all costs necessary to complete the construction of the home and certain land development costs. At the time of a home closing, we compare the home construction budgets to actual recorded costs to determine the additional estimated costs remaining to be paid on each closed home. For amounts not incurred or paid as of the time of closing a home, we record an estimated accrual associated with certain home construction and land development costs. Generally, these accruals are established based upon contracted work which has yet to be paid, open work orders not paid at the time of home closing, as well as land completion costs more likely than not to be incurred, and represent estimates believed to be adequate to cover the expected remaining home construction and land development costs. We monitor the adequacy of these accruals on a house-by-house basis and in the aggregate on both a market-by-market and consolidated basis.

Mortgage Loan Loss Reserves. In the normal course of business, we establish reserves for potential losses associated with HomeAmerican’s sale of mortgage loans to third-parties. These reserves are created to address repurchase and indemnity claims by third-party purchasers of the mortgage loans, which claims arise primarily out of, but are not limited to, allegations of homebuyer fraud at the time of origination of the loan, missing documentation, loan processing defects or defective appraisals. These reserves are based upon, among other matters: (1) pending claims received from third-party purchasers associated with previously sold mortgage loans; (2) a current assessment of the potential exposure associated with future claims of loan processing defects or homebuyer fraud in mortgage loans originated in prior periods; and (3) historical loss experience. Significant changes in the number and magnitude of claims to repurchase previously sold mortgage loans could have a material impact on our results of operations. Our mortgage loan reserves are reflected as a component of accrued liabilities in the financial services section of the consolidated balance sheets, and the associated expenses are included in Expenses in the financial services section of the consolidated statements of operations and comprehensive income.

Stock-Based Compensation. ASC Topic 718, Compensation—Stock Compensation (“ASC 718”) requires that share-based compensation expense be measured and recognized at an amount equal to the fair value of share-based payments granted under compensation arrangements. Determining the appropriate fair value model and calculating the fair value of stock option awards requires judgment, including estimating stock price volatility, annual forfeiture rates and the expected life of an award. For stock option awards granted with just service and/or performance conditions, we estimate the fair value using a Black-Scholes option pricing model. For any stock option awards granted that contain a market condition, we estimate the fair value using a Monte Carlo simulation model. Both the Black-Scholes option pricing model and Monte Carlo simulation utilize the following inputs to calculate the estimated fair value of stock options: (1) closing price of our common stock on the measurement date (generally the date of grant); (2) exercise price; (3) expected stock option life; (4) expected volatility; (5) risk-free interest rate; and (6) expected dividend yield rate. The expected life of employee stock options represents the period for which the stock options are expected to remain outstanding and is derived primarily from historical exercise patterns. The expected volatility is determined based on our review of the implied volatility that is derived from the price of exchange traded options of the Company. The risk-free interest rate assumption is determined based upon observed interest rates appropriate for the expected term of our employee stock options. The expected dividend yield assumption is based on our historical dividend payouts. We determine the estimated fair value of the stock option awards on the date they were granted. The fair values of previously granted stock option awards are not adjusted as subsequent changes in the foregoing assumptions occur; for example, an increase or decrease in the price of our common stock. However, changes in the foregoing inputs, particularly the price of our common stock, expected stock option life and expected volatility, significantly change the estimated fair value of future grants of stock options.

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

Our homebuilding reportable segments are as follows:

•     West (Arizona, California, Nevada and Washington);

•     Mountain (Colorado and Utah); and

•     East (Virginia, Florida and Maryland, which includes Pennsylvania and New Jersey)

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

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 1 in our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our cash and investment policy and strategy is to achieve an appropriate investment return while preserving principal and managing risk. Our cash and cash equivalents may include immediately available commercial bank deposits, commercial paper, money market funds, certificates of deposit and time deposits. Our marketable securities consist primarily of holdings in mutual fund securities, which invest mostly in floating and fixed rate debt securities, and direct holdings in corporate equities. The market value and/or income derived from our equity securities can be negatively impacted by a number of market risk factors, including changes in interest rates, general economic conditions and equity markets. As of December 31, 2015, we had marketable securities in unrealized loss positions totaling $4.9 million, against which we have recorded impairments totaling $4.0 million. For the remaining marketable securities in unrealized loss positions totaling $0.9 million, there can be no assurances that the cost basis of these securities will be recovered in the future. If we elect to sell, or are otherwise were required to sell these securities, we could be required to record losses if the market values do not increase prior to any sales. Such losses, if any, would be recorded as a component of our results of operations.

We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments and debt. Derivative instruments utilized in the normal course of business by HomeAmerican include interest rate lock commitments and forward sales of mortgage-backed securities, which are used to manage the price risk on fluctuations in interest rates on our mortgage loans in inventory and interest rate lock commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed at December 31, 2015 had an aggregate principal balance of approximately $98.4 million, all of which were under interest rate lock commitments at an average interest rate of 3.82%. In addition, HomeAmerican had mortgage loans held-for-sale with an aggregate principal balance of $112.9 million at December 31, 2015, of which $22.8 million had not yet been committed to a mortgage purchaser and had an average interest rate of 3.81%. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale which had not yet been committed to a mortgage purchaser, HomeAmerican had forward sales of securities totaling $84.5 million and $41.0 million at December 31, 2015 and 2014, respectively.

HomeAmerican provides mortgage loans that generally are sold forward and subsequently delivered to a third-party purchaser between 15 and 40 days. Forward commitments are used for non-trading purposes to sell mortgage loans and hedge price risk due to fluctuations in interest rates on rate-locked mortgage loans in process that have not closed. Due to this economic hedging philosophy, the market risk associated with these mortgages is limited. For forward sales commitments, as well as commitments to originate mortgage loans that are still outstanding at the end of a reporting period, we record the fair value of the derivatives in the consolidated statements of operations and comprehensive income with an offset to either derivative assets or liabilities, depending on the nature of the change.

We utilize our Revolving Credit Facility, our Mortgage Repurchase Facility and senior notes in our financing strategy. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but do not affect our earnings or cash flows. We do not have an obligation to prepay our senior notes prior to maturity and, as a result, interest rate risk and changes in fair value do not have an impact on our financial position, results of operations or cash flows. For variable rate debt, such as our Revolving Credit Facility and Mortgage Repurchase Facility, changes in interest rates generally do not affect the fair value of the outstanding borrowing on the debt facilities, but does affect our earnings and cash flows. See “Forward-Looking Statements” above.

At December 31, 2015, we had $88.6 million of mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported under Mortgage Repurchase Facility in the consolidated balance sheets. The following table provides the maturities, average interest rate and estimated fair value of significant financial instruments that are sensitive to changes in interest rates at December 31, 2015.

	Maturities through December 31,							Estimated
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
	(Dollars in thousands)
Assets:
Mortgage loans held for sale (1)
Fixed Rate	$108,605	$-	$-	$-	$-	$-	$108,605	$111,558
Average interest rate	3.79%						3.79%
Variable Interest Rate	4,341	$-	$-	$-	$-	$-	$4,341	$4,405
Average interest rate	3.14%						3.14%

Liabilities:
Fixed rate debt	$-	$-	$-	$-	$250,000	$600,000	$850,000	$786,939
Average interest rate					5.63%	5.79%	5.74%
Mortgage facility	$88,611	$-	$-	$-	$-	$-	$88,611	$88,611
Average interest rate	2.69%						2.69%

Derivative Financial
Instruments:
Commitments to originate mortgage loans
Notional amount	$98,397	$-	$-	$-	$-	$-	$98,397	$2,302
Average interest rate	3.82%						3.82%
Forward sales of mortgage backed securities
Notional amount	$84,500	$-	$-	$-	$-	$-	$84,500	$(93)
Average interest rate	3.29%						3.29%

____________________

(1)	All the amounts in this line reflect the expected 2016 disposition of these loans rather than the actual scheduled maturity dates of these mortgages.

Item 8. Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

M.D.C. Holdings, Inc.

We have audited the accompanying consolidated balance sheets of M.D.C. Holdings, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of M.D.C. Holdings, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its presentation of debt issuance costs related to a recognized debt liability in the financial statements as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30),” effective for interim and annual reporting periods January 1, 2016, which effective December 31, 2015, the Company elected to early adopt.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), M.D.C. Holdings, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 3, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California

February 3, 2016

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014 (As adjusted)
	(Dollars in thousands, except
	per share amounts)
ASSETS
Homebuilding:
Cash and cash equivalents	$144,342	$122,642
Marketable securities	92,387	140,878
Restricted cash	3,750	2,816
Trade and other receivables	23,314	28,555
Inventories:
Housing completed or under construction	747,036	732,692
Land and land under development	1,016,926	935,268
Total inventories	1,763,962	1,667,960
Property and equipment, net	28,226	30,491
Deferred tax assets, net	99,107	140,486
Metropolitan district bond securities (related party)	25,911	18,203
Prepaid and other assets	65,394	61,014
Total homebuilding assets	2,246,393	2,213,045
Financial Services:
Cash and cash equivalents	36,646	31,183
Marketable securities	11,307	15,262
Mortgage loans held-for-sale, net	115,670	88,392
Other assets	5,883	3,574
Total financial services assets	169,506	138,411
Total Assets	$2,415,899	$2,351,456
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$40,472	$35,445
Accrued liabilities	122,886	115,117
Revolving credit facility	15,000	15,000
Senior notes, net	840,524	839,468
Total homebuilding liabilities	1,018,882	1,005,030
Financial Services:
Accounts payable and accrued liabilities	52,114	57,268
Mortgage repurchase facility	88,611	60,822
Total financial services liabilities	140,725	118,090
Total Liabilities	1,159,607	1,123,120
Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 48,888,424 and 48,831,639 issued and outstanding at December 31, 2015 and December 31, 2014, respectively	489	488
Additional paid-in-capital	915,746	909,974
Retained earnings	324,342	307,419
Accumulated other comprehensive income	15,715	10,455
Total Stockholders' Equity	1,256,292	1,228,336
Total Liabilities and Stockholders' Equity	$2,415,899	$2,351,456

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$1,847,889	$1,647,398	$1,626,707
Land sale revenues	12,337	3,233	2,468
Total home and land sale revenues	1,860,226	1,650,631	1,629,175
Home cost of sales	(1,539,396)	(1,365,621)	(1,336,978)
Land cost of sales	(12,611)	(2,559)	(1,961)
Inventory impairments	(9,993)	(1,760)	(919)
Total cost of sales	(1,562,000)	(1,369,940)	(1,339,858)
Gross margin	298,226	280,691	289,317
Selling, general and administrative expenses	(226,317)	(203,253)	(213,283)
Interest and other income	6,709	26,310	29,798
Interest expense	-	(685)	(1,726)
Other expense	(4,208)	(4,813)	(3,783)
Losses on early extinguishments of debt	-	(18,153)	-
Other-than-temporary impairment of marketable securities	(3,969)	(4,293)	-
Homebuilding pretax income	70,441	75,804	100,323

Financial Services:
Revenues	48,810	43,953	51,259
Expenses	(21,572)	(22,334)	(25,271)
Interest and other income	3,745	3,052	3,514
Financial services pretax income	30,983	24,671	29,502

Income before income taxes	101,424	100,475	129,825
Benefit from (provision for) income taxes	(35,633)	(37,332)	184,560
Net income	$65,791	$63,143	$314,385

Other comprehensive income (loss) related to available-for-sale securities, net of tax	5,260	(1,120)	6,737
Comprehensive income	$71,051	$62,023	$321,122

Earnings per share:
Basic	$1.35	$1.29	$6.39
Diluted	$1.34	$1.29	$6.34

Weighted average common shares outstanding
Basic	48,764,396	48,615,541	48,453,119
Diluted	48,967,219	48,817,566	48,831,785

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Stockholders' Equity

(Dollars in thousands, except share amounts)

				(Accumulated	Accumulated
			Additional	Deficit)	Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Balance at December 31, 2012	48,698,757	$487	$896,861	$(21,289)	$4,838	$880,897
Net Income	-	-	-	314,385	-	314,385
Other comprehensive income, net of tax	-	-	-	-	6,737	6,737
Total comprehensive income						321,122
Shares issued upon exercise of stock options and awards of restricted stock	178,737	2	5,116	-	-	5,118
Stock-based compensation expense	-	-	9,652	-	-	9,652
Forfeiture of restricted stock	(88,607)	(1)	1	-	-	-
Net income tax deficiency from share-based compensation	-	-	(3,540)	-	-	(3,540)
Balance at December 31, 2013	48,788,887	488	908,090	293,096	11,575	1,213,249
Net Income	-	-	-	63,143	-	63,143
Other comprehensive loss, net of tax	-	-	-	-	(1,120)	(1,120)
Total comprehensive income						62,023
Shares issued upon exercise of stock options and awards of restricted stock	57,021	-	374	-	-	374
Dividends declared	-	-	-	(48,820)	-	(48,820)
Stock-based compensation expense	-	-	5,979	-	-	5,979
Forfeiture of restricted stock	(14,269)	-	-	-	-	-
Net income tax deficiency from share-based compensation	-	-	(4,469)	-	-	(4,469)
Balance at December 31, 2014	48,831,639	488	909,974	307,419	10,455	$1,228,336
Net Income	-	-	-	65,791	-	65,791
Other comprehensive income, net of tax	-	-	-	-	5,260	5,260
Total comprehensive income						71,051
Shares issued upon exercise of stock options and awards of restricted stock	66,721	1	665	-	-	666
Dividends declared	-	-	-	(48,868)	-	(48,868)
Stock-based compensation expense	-	-	10,066	-	-	10,066
Forfeiture of restricted stock	(9,936)	-	-	-	-	-
Net income tax deficiency from share-based compensation	-	-	(4,959)	-	-	(4,959)
Balance at December 31, 2015	48,888,424	$489	$915,746	$324,342	$15,715	$1,256,292

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Operating Activities:
Net income	$65,791	$63,143	$314,385
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Losses on early extinguishments of debt	-	18,153	-
Stock-based compensation expense	10,066	5,978	9,652
Depreciation and amortization	4,069	3,928	3,864
Inventory impairments	9,993	1,760	919
Other-than-temporary impairment of marketable securities	3,969	4,293	-
Net loss (gain) on sale of marketable securities	911	(7,310)	-
Amortization of discount / premiums on marketable debt securities	100	566	219
Deferred income tax expense (benefit)	33,333	34,226	(187,171)
Excess tax benefits from stock-based compensation	-	(26)	(391)
Net changes in assets and liabilities:
Restricted cash	(934)	(621)	(336)
Trade and other receivables	5,247	(6,638)	4,186
Mortgage loans held-for-sale	(27,278)	4,186	27,375
Housing completed or under construction	(15,551)	(96,936)	(124,211)
Land and land under development	(89,388)	(160,463)	(285,070)
Prepaid expenses and other assets	(7,648)	(11,873)	(13,562)
Accounts payable and accrued liabilities	7,535	(16,013)	(19,408)
Net cash provided by (used in) operating activities	215	(163,647)	(269,549)

Investing Activities:
Purchases of marketable securities	(53,822)	(428,709)	(404,965)
Maturities of marketable securities	1,510	167,339	159,592
Sales of marketable securities	101,165	687,692	216,756
Purchases of property and equipment	(1,491)	(3,242)	(1,785)
Net cash provided by (used in) investing activities	47,362	423,080	(30,402)

Financing Activities:
Advances (payments) on mortgage repurchase facility, net	27,789	(2,252)	(13,253)
Proceeds from issuance of senior notes	-	248,375	346,938
Repayment of senior notes	-	(517,650)	-
Advances on revolving credit facility, net	-	15,000	-
Dividend payments	(48,868)	(48,820)	-
Excess tax benefits from stock-based compensation	-	26	391
Proceeds from exercise of stock options	665	375	5,118
Net cash provided by (used in) financing activities	(20,414)	(304,946)	339,194

Net increase (decrease) in cash and cash equivalents	27,163	(45,513)	39,243
Cash and cash equivalents:
Beginning of period	153,825	199,338	160,095
End of period	$180,988	$153,825	$199,338

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

Our financial services operations consist of HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans, primarily for our homebuyers, American Home Insurance Agency, Inc. (“American Home Insurance”), which offers third-party insurance products to our homebuyers, and American Home Title and Escrow Company (“American Home Title”), which provides title agency services to the Company and our homebuyers in Colorado, Florida, Maryland, Nevada and Virginia. The financial services operations also include Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”), which provides insurance coverage primarily to our homebuilding subsidiaries and most of our subcontractors for homes sold by our homebuilding subsidiaries and for work performed in completed subdivisions, and StarAmerican Insurance Ltd. (“StarAmerican”), a wholly owned subsidiary of MDC, which is a re-insurer of Allegiant claims.

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

Marketable Securities. We have marketable debt and equity securities and as of December 31, 2015 and 2014, all of our marketable securities were treated as available-for-sale investments. As such, we have recorded all of our marketable securities at fair value with changes in fair value initially being recorded as a component of accumulated other comprehensive income (loss) (“AOCI”). However, in accordance with Accounting Standards Codification (“ASC”) Topic 320, Investments (“ASC 320”), if the unrealized loss is determined to be other-than-temporary, an other-than-temporary impairment (“OTTI”) is recorded in the consolidated statements of operations and comprehensive income. When a security is sold, we use the first-in first-out method to determine the cost of the security sold or the amount reclassified out of AOCI.

Restricted Cash.  We receive cash earnest money deposits from our customers who enter into home sale contracts. In certain states we are restricted from using such deposits for general purposes, unless we take measures to release state imposed restrictions on such deposits received from homebuyers, which may include posting blanket surety bonds. We had $3.8 million and $2.8 million in restricted cash related to homebuyer deposits at December 31, 2015 and 2014, respectively.

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

In accordance with ASC Topic 360, Property, Plant, and Equipment (“ASC 360”), homebuilding inventories, excluding those classified as held for sale, are carried at cost unless events and circumstances indicate that the carrying value of the underlying subdivision may not be recoverable. We evaluate inventories for impairment at each quarter end on a subdivision level basis as each such subdivision represents the lowest level of identifiable cash flows. In making this determination, we review, among other things, the following for each subdivision:

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

If events or circumstances indicate that the carrying value of our inventory may not be recoverable, assets are reviewed for impairment by comparing the undiscounted estimated future cash flows from an individual subdivision (including capitalized interest) to its carrying value. If the undiscounted future cash flows are less than the subdivision’s carrying value, the carrying value of the subdivision is written down to its then estimated fair value. We generally determine the estimated fair value of each subdivision by determining the present value of the estimated future cash flows at discount rates, which are Level 3 inputs (see Note 6, Fair Value Measurements, in the notes to the financial statements for definitions of fair value inputs), that are commensurate with the risk of the subdivision under evaluation. The evaluation for the recoverability of the carrying value of the assets for each individual subdivision can be impacted significantly by our estimates of future home sale revenues, home construction costs, and development costs per home, all of which are Level 3 inputs.

If land is classified as held for sale, in accordance with ASC 360, we measure it at the lower of the carrying value or fair value less estimated costs to sell. In determining fair value, we primarily rely upon the most recent negotiated price which is a Level 2 input (see Note 6, Fair Value Measurements, for definitions of fair value inputs). If a negotiated price is not available, we will consider several factors including, but not limited to, current market conditions, recent comparable sales transactions and market analysis studies. If the fair value less estimated costs to sell is lower than the current carrying value, the land is impaired down to its estimated fair value less costs to sell.

Property and Equipment, net.   Property and equipment is carried at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets, which range from 2 to 29 years. Depreciation and amortization expense for property and equipment was $3.9 million, $3.8 million and $3.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The following table sets forth the cost and carrying value of our property and equipment by major asset category.

		Accumulated
		Depreciation and	Carrying
	Cost	Amortization	Value
	(Dollars in thousands)
December 31, 2015:
Airplane	$28,997	$7,701	$21,296
Computer software and equipment	21,393	16,599	4,794
Leasehold improvements	10,207	8,317	1,890
Other	2,199	1,953	246
Total	$62,796	$34,570	$28,226

December 31, 2014:
Airplane	$28,997	$7,152	$21,845
Computer software and equipment	20,594	14,084	6,510
Leasehold improvements	9,617	7,590	2,027
Other	1,989	1,880	109
Total	$61,197	$30,706	$30,491

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

Deferred Marketing Costs. Certain marketing costs related to model homes and sales offices are capitalized as they are: (1) reasonably expected to be recovered from the sale of the project; and (2) incurred for (a) tangible assets that are used directly throughout the selling period to aid in the sale of the project or (b) services that have been performed to obtain regulatory approval of sales. Capitalized marketing costs are included in prepaid and other assets in the homebuilding section of the consolidated balance sheets and the associated amortization expense is included in selling, general and administrative (“SG&A”) in the homebuilding section of the consolidated statements of operations and comprehensive income as the homes in the related subdivision are delivered. We allocate all capitalized marketing costs equally to each house within a subdivision and record expense as homes close over the life of a subdivision. All other marketing costs are expensed as incurred.

Variable Interest Entities.  In accordance with ASC Topic 810, Consolidation (“ASC 810”), we analyze our land option contracts and other contractual arrangements to determine whether the corresponding land sellers are variable interest entities (“VIEs”) and, if so, whether we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact VIE’s economic performance, including, but not limited to, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. We also consider whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. We have concluded that, as of December 31, 2015, we were not the primary beneficiary of any VIEs from which we are purchasing land under land option contracts.

Related Party Assets. Our related party assets are debt security bonds acquired from a quasi-municipal corporation in the state of Colorado. See Note 15 to the Consolidated Financial Statements.

Goodwill. In accordance with ASC Topic 350, Intangibles–Goodwill and Other (“ASC 350”), we evaluate goodwill for possible impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We use a three step process to assess the realizability of goodwill. The first step is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. For example, we analyze changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there are indicators of a significant decline in the fair value of a particular reporting unit. If the qualitative assessment indicates a stable or improved fair value, no further testing is required.

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

Based on our analysis, we have concluded as of December 31, 2015, our goodwill was not impaired.

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

The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority. Once the gross unrecognized tax benefit is determined, we also accrue for any interest and penalties, as well as any offsets expected from resultant amendments to federal or state tax returns. We record the aggregate effect of these items in income tax expense in the consolidated statements of operations and comprehensive income. To the extent this tax position would be offset against a similar deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed, the liability is treated as a reduction to the related deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. Otherwise, we record the corresponding liability in accrued liabilities in the homebuilding section of our consolidated balance sheets.

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

In addition to reserves established for mortgage loans previously sold to third-parties, we establish reserves for loans that we have repurchased if we believe the loss is likely and estimable. Our mortgage loan reserves are reflected as a component of accrued liabilities in the financial services section of the consolidated balance sheets, and the associated expenses are included in expenses in the financial services section of the consolidated statements of operations and comprehensive income. See Note 17 to the Consolidated Financial Statements.

Litigation Reserves. We and certain of our subsidiaries have been named as defendants in various cases. We reserve for estimated exposure with respect to these cases based upon currently available information on each case. See Note 17 to the Consolidated Financial Statements.

Derivative Financial Instruments. The derivative instruments we utilize in the normal course of business are interest rate lock commitments and forward sales of mortgage-backed securities, both of which typically are short-term in nature. Forward sales of mortgage-backed securities are utilized to hedge changes in fair value of our interest rate lock commitments as well as mortgage loans held-for-sale not under commitments to sell. For forward sales of securities, as well as interest rate lock commitments that are still outstanding at the end of a reporting period, we record the changes in fair value of the derivatives in revenues in the financial services section of our consolidated statements of operations and comprehensive income with an offset to prepaid expenses and other assets or accounts payable and accrued liabilities in the financial services section of our consolidated balance sheets, depending on the nature of the change.

At December 31, 2015 and 2014, we had interest rate lock commitments with aggregate principal balances of approximately $98.4 million and $42.8 million, respectively, at average interest rates of 3.82% and 3.69%, respectively. In addition, we had $23.1 million and $14.2 million of mortgage loans held-for-sale at December 31, 2015 and 2014, respectively, that had not yet been committed to a mortgage purchaser. In order to hedge the changes in fair value of our interest rate lock commitments and mortgage loans held-for-sale which had not yet been committed to a mortgage purchaser, we had forward sales of securities totaling $84.5 million and $41.0 million at December 31, 2015 and 2014, respectively.

For the years ended December 31, 2015, 2014 and 2013, we recorded net gains (losses) on our derivatives of $1.5 million, $(0.8) million and $(0.1) million, respectively. For further discussion of our policies regarding interest rate lock commitments, see our “Revenue Recognition for HomeAmerican” accounting policy section below.

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

We defer Operating Margin related to the sale of a home if all of the following criteria are present: (1) HomeAmerican originates the mortgage loan; (2) HomeAmerican has not sold the mortgage loan, or loans, as of the end of the pertinent reporting period; and (3) the homebuyer’s down payment does not meet the initial or continuing investment criteria. The deferral is subsequently recognized at the time HomeAmerican sells the homebuyer’s mortgage loan, or loans, to a third-party purchaser. In the event the Operating Margin is a loss, we recognize such loss at the time the home is closed. We did not have any loans in inventory at December 31, 2015, 2014 or 2013 that failed to meet the continuing investment criteria.

Revenue Recognition for HomeAmerican.  Revenues recorded by HomeAmerican primarily reflect (1) origination fees and (2) the corresponding sale, or expected future sale, of a loan, which will include the estimated earnings from either the release or retention of a loan’s servicing rights.  Origination fees are recognized when a loan is originated.  When an interest rate lock commitment is made to a customer, we record the expected gain on sale of the mortgage, plus the estimated earnings from the expected sale of the associated servicing rights, adjusted for a pull-through percentage (which is defined as the likelihood that an interest rate lock commitment will be originated), as revenue.  As the interest rate lock commitment gets closer to being originated, the expected gain on the sale of that loan plus its servicing rights is updated to reflect current market value and the increase or decrease in the fair value of that interest rate lock commitment is recorded through revenues.  At the same time, the expected pull-through percentage of the interest rate lock commitment to be originated is updated (typically an increase as the interest lock commitment gets closer to origination) and, if there has been a change, revenues are adjusted as necessary.  After origination, our mortgage loans, generally including their servicing rights, are sold to third-party purchasers in accordance with sale agreements entered into by us with a third-party purchaser of the loans. We make representations and warranties with respect to the status of loans transferred in the sale agreements. The sale agreements generally include statements acknowledging the transfer of the loans is intended by both parties to constitute a sale. Sale of a mortgage loan has occurred when the following criteria, among others, have been met: (1) fair consideration has been paid for transfer of the loan by a third party in an arms-length transaction, (2) all the usual risks and rewards of ownership that are in substance a sale have been transferred by us to the third party purchaser; and (3) we do not have a substantial continuing involvement with the mortgage loan.

We measure mortgage loans held-for-sale at fair value with the changes in fair value being reported in earnings at each reporting date. The impact of recording changes in fair value to earnings did not have a material impact on our financial position, results of operations or cash flows during the years ended December 31, 2015, 2014 or 2013. Gains on sales of mortgage loans, net, were $17.8 million, $15.5 million and $28.7 million for the years ended December 31, 2015, 2014 and 2013, respectively, and are included as a component of revenues in the financial services section of the consolidated statements of operations and comprehensive income.

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

When a home is closed, we generally have not yet paid or incurred all costs necessary to complete the construction of the home and certain land development costs. At the time of a home closing, we compare the home construction budgets to actual recorded costs to determine the additional estimated costs remaining to be paid on each closed home. For amounts not incurred or paid as of the time of closing a home, we record an estimated accrual associated with certain home construction and land development costs. Generally, these accruals are established based upon contracted work which has yet to be paid, open work orders not paid at the time of home closing, as well as land completion costs more likely than not to be incurred, and represent estimates believed to be adequate to cover the expected remaining home construction and land development costs. We monitor the adequacy of these accruals on a house-by-house basis and in the aggregate on a subdivision-by-subdivision basis. At December 31, 2015 and 2014, we had $11.5 million and $10.1 million, respectively, of land development and home construction accruals for closed homes. Actual results could differ from such estimates.

Stock-Based Compensation Expense. In accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), stock-based compensation expense for all share-based payment awards is based on the grant date fair value. For stock option awards granted with just service and/or performance conditions, we estimate the fair value using a Black-Scholes option pricing model. For any stock option awards granted that contain a market condition, we estimate the fair value using a Monte Carlo simulation model. For stock option awards with service conditions only, we recognize stock-based compensation expense on a straight-line basis over the requisite service period of the award. For any stock option awards with performance conditions, we recognize stock-based compensation expense on a straight-line basis for each performance criteria tranche (if applicable) over the period between the date that it is determined the performance conditions related to each tranche (if applicable) are probable to be met and the date the option vests. For any stock option awards with market conditions (“Market-Based”), we recognize stock-based compensation expense on a straight-line basis over the requisite service period, which is the lesser of the derived service period or the explicit service period, if one is present. However, if the market condition is satisfied prior to the end of the requisite service period, we will accelerate all remaining expense to be recognized.

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

In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures ("ASU 2014-11"), which makes limited amendments to ASC Topic 860, "Transfers and Servicing." ASU 2014-11 requires entities to account for repurchase-to-maturity transactions as secured borrowings, eliminates accounting guidance on linked repurchase financing transactions, and expands disclosure requirements related to certain transfers of financial assets. The only changes in ASU 2014-11 that are applicable to our consolidated financial statements are the disclosures for repurchase agreements effective for our fiscal periods beginning January 1, 2015 and interim periods beginning April 1, 2015. This guidance did not have a material impact on our consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which changes the presentation of debt issuance costs related to a recognized debt liability in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-03 is effective for our interim and annual reporting periods beginning January 1, 2016. Effective December 31, 2015 we elected to early-adopt ASU 2015-03, the results of which are shown below. Additionally, since ASU 2015-03 did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30) (“ASU 2015-15”) in August 2015. Under ASU 2015-15, an entity may present debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The guidance under this ASU will not have an impact on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which makes a number of changes to the current GAAP model, including changes to the accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Under ASU 2016-01, we will primarily be impacted by the changes to accounting for equity instruments with readily determinable fair values as they will no longer be permitted to be classified as available-for-sale (changes in fair value reported through other comprehensive income) and instead all changes in fair value will be reported in earnings. ASU 2016-01 is effective for our interim and annual reporting periods beginning January 1, 2018. Early adoption of this particular guidance from ASU 2016-01 is not permitted. We are currently evaluating the method of adoption and impact the pronouncement will have on our consolidated financial statements and related disclosures.

Adoption of Accounting Standard Resulting in Reclassification of Debt Issuance Costs. Effective December 31, 2015, we elected to early-adopt ASU 2015-03 (see “Recently Issued Accounting Standards” above). ASU 2015-03 was applied retrospectively to the financial statements and as such, comparative financial statements of prior years have been adjusted accordingly. The below financial statement line items, reflected on the December 31, 2014 consolidated balance sheet, were affected by the change in accounting principle.

Balance Sheet

As of December 31, 2014

	As Previously
	Reported	Adjustment	As Adjusted
	(Dollars in thousands)
Prepaid and other assets	$67,996	$(6,982)	$61,014
Total assets	$2,358,438	$(6,982)	$2,351,456
Senior notes, net	$846,450	$(6,982)	$839,468
Total liabilities	$1,130,102	$(6,982)	$1,123,120

2.            Supplemental Cash Flow Disclosure

The table below sets forth supplemental disclosures of cash flow information and non-cash investing and financing activities.

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Cash paid for:
Interest, net of interest capitalized	$286	$1,843	$-
Income taxes	$3,023	$2,793	$5,161

Non-cash investing and financing activities:
Unrealized holding gains (losses) on marketable securities, net of tax	$5,260	$(1,120)	$6,737

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

The following table summarizes home and land sale revenues for our homebuilding operations and revenues for our financial services operations.

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Homebuilding
West	$915,259	$770,051	$671,278
Mountain	609,002	534,244	546,801
East	335,965	346,336	411,096
Total home and land sale revenues	$1,860,226	$1,650,631	$1,629,175

Financial Services
Mortgage operations	$30,276	$25,887	$34,976
Other	18,534	18,066	16,283
Total financial services revenues	$48,810	$43,953	$51,259

Total revenues	$1,909,036	$1,694,584	$1,680,434

The following table summarizes pretax income (loss) for our homebuilding and financial services operations.

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Homebuilding
West	$64,627	$63,071	$65,672
Mountain	52,707	39,343	52,392
East	(6,033)	10,730	19,590
Corporate	(40,860)	(37,340)	(37,331)
Total homebuilding pretax income	$70,441	$75,804	$100,323

Financial Services
Mortgage operations	$17,230	$14,034	$21,608
Other	13,753	10,637	7,894
Total financial services pretax income	$30,983	$24,671	$29,502

Total pretax income	$101,424	$100,475	$129,825

The following table summarizes total assets for our homebuilding and financial services operations. The assets in our West, Mountain and East segments consist primarily of inventory while the assets in our Corporate segment primarily include cash and cash equivalents, marketable securities, and our deferred tax assets. The assets in our financial services segment consist mostly of cash and cash equivalents, marketable securities and mortgage loans held-for-sale.

	December 31,
	2015	2014
	(Dollars in thousands)
Homebuilding assets
West	$991,393	$893,970
Mountain	536,831	516,971
East	324,457	343,718
Corporate	393,712	458,386
Total homebuilding assets	$2,246,393	$2,213,045

Financial services assets
Mortgage operations	$123,176	$94,265
Other	46,330	44,146
Total financial services assets	$169,506	$138,411

Total assets	$2,415,899	$2,351,456

4.             Earnings Per Share

The following table shows our basic and diluted EPS calculations:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands, except per share amounts)
Numerator
Net income	$65,791	$63,143	$314,385
Less: distributed earnings allocated to participating securities	(98)	(196)	-
Less: undistributed earnings allocated to participating securities	(37)	(60)	(4,917)
Net income attributable to common stockholders (numerator for basic earnings per share)	65,656	62,887	309,468
Add back: undistributed earnings allocated to participating securities	37	60	4,917
Less: undistributed earnings reallocated to participating securities	(37)	(60)	(4,879)
Numerator for diluted earnings per share under two class method	$65,656	$62,887	$309,506

Denominator
Weighted-average common shares outstanding	48,764,396	48,615,541	48,453,119
Add: dilutive effect of stock options	202,823	202,025	378,666
Denominator for diluted earnings per share under two class method	48,967,219	48,817,566	48,831,785

Basic Earnings Per Common Share	$1.35	$1.29	$6.39
Diluted Earnings Per Common Share	$1.34	$1.29	$6.34

Diluted EPS for the years ended December 31, 2015, 2014 and 2013 excluded options to purchase approximately 5.9 million, 4.3 million and 3.8 million shares, respectively, of common stock because the effect of their inclusion would be anti-dilutive.

5.             Accumulated Other Comprehensive Income

The following table sets forth our changes in accumulated other comprehensive income:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Unrealized gains (losses) on available-for-sale marketable securities (1) :
Beginning balance	$2,775	$7,655	$4,838
Other comprehensive income (loss) before reclassifications	322	(3,025)	3,255
Amounts reclassified from AOCI (2)	560	(1,855)	(438)
Ending balance	$3,657	$2,775	$7,655

Unrealized gains on available-for-sale metropolitan district bond securities (1) :
Beginning balance	$7,680	$3,920	$-
Other comprehensive income before reclassifications	4,378	3,760	3,920
Amounts reclassified from AOCI	-	-	-
Ending balance	$12,058	$7,680	$3,920

Total ending AOCI	$15,715	$10,455	$11,575

_______________________

(1)	All amounts net-of-tax.
(2)	See separate table below for details about these reclassifications.

The following table sets forth the activity related to reclassifications out of accumulated other comprehensive income (loss) related to available for sale securities:

	Year Ended December 31,
Affected Line Item in the Statements of Operations	2015	2014	2013
	(Dollars in thousands)
Homebuilding interest and other income	$2,690	$7,210	$580
Other-than-temporary impairment of marketable securities	(3,969)	(4,293)	-
Financial services interest and other income	368	100	133
Income before income taxes	(911)	3,017	713
Benefit from (provision for) income taxes	351	(1,162)	(275)
Net income	$(560)	$1,855	$438

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

The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis:

		Fair Value
Financial Instrument	Hierarchy	December 31, 2015	December 31, 2014
		(Dollars in thousands)
Marketable securities (available-for-sale)
Equity securities	Level 1	$103,694	$129,560
Debt securities - maturity less than 1 year	Level 2	-	1,511
Debt securities - maturity 1 to 5 years	Level 2	-	7,643
Debt securities - maturity greater than 5 years	Level 2	-	17,426
Total available-for-sale securities		$103,694	$156,140

Mortgage loans held-for-sale, net	Level 2	$115,670	$88,392

Metropolitan district bond securities (related party) (available-for-sale)	Level 3	$25,911	$18,203

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of December 31, 2015 and 2014.

Cash and cash equivalents, restricted cash, trade and other receivables, prepaid and other assets, accounts payable, accrued liabilities and revolving credit facility. Fair value approximates carrying value.

Marketable Securities.  We have marketable debt and equity securities. Our equity securities consist of holdings in corporate equities and holdings in mutual fund securities, which are primarily invested in debt securities. Our debt securities consisted primarily of fixed and floating rate interest earning debt securities, which may include, among others, United States government and government agency debt and corporate debt. We measured the fair value of our debt securities using a third party pricing service that either provides quoted prices in less active markets for identical or similar securities or uses observable inputs for their pricing, both of which are level 2 inputs. As of December 31, 2015 and 2014, all of our marketable securities were treated as available-for-sale investments and, as such, we have recorded all of our marketable securities at fair value with changes in fair value initially being recorded as a component of AOCI, subject to an assessment to determine if an unrealized loss on a marketable security, if applicable, is other-than-temporary.

Each quarter we assess all of our securities in an unrealized loss position for a potential OTTI. For the years ended December 31, 2015 and 2014, we recorded pretax OTTIs of $4.0 million and $4.3 million, respectively, for certain equity investments that were in an unrealized loss position as of the end of each respective period. No such OTTIs were recorded for the year ended December 31, 2013. The OTTIs are included in other-than-temporary impairment of marketable securities in the homebuilding section of our consolidated statements of operations and comprehensive income.

The following tables set forth the amortized cost and estimated fair value of our available-for-sale marketable securities.

	December 31, 2015
	Amortized Cost	OTTI	Net Amortized Cost	Fair Value
	(Dollars in thousands)
Homebuilding:
Equity securities	$89,738	$(3,969)	$85,769	$92,387
Debt securities	-	-	-	-
Total homebuilding available-for-sale marketable securities	$89,738	$(3,969)	$85,769	$92,387

Financial Services:
Equity securities	$12,026	$-	$12,026	$11,307
Debt securities	-	-	-	-
Total financial services available-for-sale marketable securities	$12,026	$-	$12,026	$11,307

Total available-for-sale marketable securities	$101,764	$(3,969)	$97,795	$103,694

	December 31, 2014
	Amortized Cost	OTTI	Net Amortized Cost	Fair Value
Homebuilding:
Equity securities	$116,009	$-	$116,009	$120,274
Debt securities	20,660	-	20,660	20,604
Total homebuilding available-for-sale marketable securities	$136,669	$-	$136,669	$140,878

Financial Services:
Equity securities	$9,028	$-	$9,028	$9,286
Debt securities	5,930	-	5,930	5,976
Total financial services available-for-sale marketable securities	$14,958	$-	$14,958	$15,262

Total available-for-sale marketable securities	$151,627	$-	$151,627	$156,140

As of December 31, 2015 and 2014, our marketable securities were in a net unrealized gain position totaling $5.9 million and $4.5 million, respectively. Our individual marketable securities that were in unrealized loss positions, excluding those that were impaired as part of the OTTIs, aggregated to unrealized losses of $0.9 million and $3.1 million as of December 31, 2015 and 2014, respectively. The table below sets forth the aggregated unrealized losses for individual debt and equity securities that were in unrealized loss positions but did not have OTTIs recognized. We do not believe the decline in the value of these marketable securities as of December 31, 2015 is other-than-temporary.

	December 31, 2015			December 31, 2014
	Number of Securities in Loss Position	Aggregate Loss Position	Aggregate Fair Value of Securities in a Loss Position	Number of Securities in Loss Position	Aggregate Loss Position	Aggregate Fair Value of Securities in a Loss Position
	(Dollars in thousands)
Type of Investment
Debt	-	$-	$-	52	$(359)	$14,536
Equity	4	(882)	6,116	6	(2,738)	74,999
Total	4	$(882)	$6,116	58	$(3,097)	$89,535

The following tables set forth gross realized gains and losses from the sale of available-for-sale marketable securities, which were included in either interest and other income or other-than-temporary impairments in the homebuilding section, or interest and other income in the financial services section, of our consolidated statements of operations and comprehensive income.

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Gross realized gains on sales of available-for-sale securities
Equity securities	$1,854	$7,719	$1,251
Debt securities	417	2,432	83
Total	$2,271	$10,151	$1,334

Gross realized losses on sales of available-for-sale securities
Equity securities	$(2,949)	$(6,183)	$-
Debt securities	(233)	(952)	(3,794)
Total	$(3,182)	$(7,135)	$(3,794)

Net realized gain (loss) on sales of available-for-sale securities	$(911)	$3,016	$(2,460)

Mortgage Loans Held-for-Sale, Net.  As of December 31, 2015, the primary components of our mortgage loans held-for-sale that are measured at fair value on a recurring basis are: (1) mortgage loans held-for-sale under commitments to sell; and (2) mortgage loans held-for-sale not under commitments to sell. At December 31, 2015 and December 31, 2014, we had $92.6 million and $74.2 million, respectively, of mortgage loans held-for-sale under commitments to sell for which fair value was based upon Level 2 inputs, which were the quoted market prices for those mortgage loans. At December 31, 2015 and 2014, we had $23.1 million and $14.2 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input.

Metropolitan District Bond Securities (Related Party).  The Metropolitan District Bond Securities (the “Metro Bonds”) are included in the homebuilding section of our consolidated balance sheets. Refer to Note 15 for details on how these bonds were acquired. Cash flows received by the Company from these securities reflect principal and interest payments from the Metro District, which are generally received in the fourth quarter, and are supported by an annual levy on the taxable assessed value of real estate and personal property within the Metro District’s boundaries. The stated year of maturity for the Metro Bonds is 2037. However, if the unpaid principal and all accrued interest are not paid off by the year 2037, the Company will continue to receive principal and interest payments in perpetuity until the unpaid principal and accrued interest is paid in full. Since 2007 and through the first quarter of 2013, we accounted for these securities under the cost recovery method and they were not carried at fair value in accordance with ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”).

In the second quarter of 2013, we determined that these securities no longer were required to be accounted for under the cost recovery method due to an increase in the number of new homes delivered in the community coupled with improvements in property values within the Metro District. In accordance with ASC 310-30, we adjust the bond principal balance using an interest accretion model that utilizes future cash flows expected to be collected. Furthermore, as this investment is accounted for as an available-for-sale asset, we update its fair value on a quarterly basis, with the adjustment being recorded through AOCI. The fair value is based upon a discounted future cash flow model, which uses Level 3 inputs. The primary unobservable inputs used in our discounted cash flow model are (1) the forecasted number of homes to be closed, as they drive increases to the taxpaying base for the Metro District, (2) the forecasted assessed value of those closed homes and (3) the discount rate. Cash receipts, which are typically only received in the fourth quarter, reduce the carrying value of the Metro Bonds. The table below provides quantitative data, as of December 31, 2015, regarding each unobservable input and the sensitivity of fair value to potential changes in those unobservable inputs.

	Quantitative Data				Sensitivity Analysis
Unobservable Input	Range			Weighted Average	Movement in Fair Value from Increase in Input	Movement in Fair Value from Decrease in Input
Number of homes closed per year	0	to	121	94	Increase	Decrease
Average sales price	$400K	to	1.2 million	$477K	Increase	Decrease
Discount rates	5%	to	12%	8.2%	Decrease	Increase

The table set forth below summarizes the activity for our Metro Bonds.

	Year Ended December 31,
	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$18,203	$12,729
Increase in fair value (recorded in other comprehensive income)	6,961	6,114
Change due to accretion of principal	1,427	1,405
Cash receipts	(680)	(2,045)
Balance at end of period	$25,911	$18,203

Mortgage Repurchase Facility. The debt associated with our Mortgage Repurchase Facility (see Note 16 for further discussion) is at floating rates or at fixed rates that approximate current market rates and have relatively short-term maturities, generally within 30 days. The fair value approximates carrying value and is based on Level 2 inputs.

Senior Notes. The estimated values of the senior notes in the following table are based on Level 2 inputs, which primarily reflect estimated prices for our senior notes which were provided by multiple sources.

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
			(As adjusted)
$250 Million 5⅝% Senior Notes due February 2020, net	$246,032	$257,813	$245,201	$257,950
$250 Million 5½% Senior Notes due January 2024, net	248,209	252,188	248,036	242,608
$350 Million 6% Senior Notes due January 2043, net	346,283	276,938	346,231	296,555
Total	$840,524	$786,939	$839,468	$797,113

7.            Inventories

The table below sets forth, by reportable segment, information relating to our homebuilding inventories. Included in land and land under development at December 31, 2015 was $1.7 million of land held for sale. We did not have any land held for sale at December 31, 2014.

	December 31,	December 31,
	2015	2014
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$365,867	$343,134
Mountain	253,578	220,489
East	127,591	169,069
Subtotal	747,036	732,692
Land and Land Under Development:
West	580,682	507,252
Mountain	259,484	277,583
East	176,760	150,433
Subtotal	1,016,926	935,268
Total Inventories	$1,763,962	$1,667,960

Inventory impairments recognized by segment for the years ended December 31, 2015, 2014 and 2013 are shown in the table below

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$-	$-	$-
Mountain	250	234	-
East	1,378	1,000	802
Subtotal	1,628	1,234	802
Land and Land Under Development:
West	648	-	-
Mountain	569	526	-
East	7,148	-	117
Subtotal	8,365	526	117
Total Inventories	$9,993	$1,760	$919

During the year ended December 31, 2015, we recorded $10.0 million of inventory impairments, $1.2 million of which was related to impairments on our land held for sale in two communities, one in our West segment and one in our Mountain segment, each of which the Company was actively marketing and planning on selling in the next 12 months. No such impairments of land held for sale were recorded during 2014 or 2013. The remaining $8.8 million in impairments related to nine projects with the majority coming from our East segment; four in Maryland totaling $3.3 million and three in Virginia totaling $5.2 million. During the year ended December 31, 2014, we recorded $1.8 million of inventory impairments related to four projects, three of which were in our Maryland division totaling $1 million. During the year ended December 31, 2013, we recorded $0.9 million of inventory impairments related to three projects in Maryland. These communities were all impaired based on their slow sales absorption rates experienced during the respective years of their impairments as well as the estimated or actual sales price reductions required to sell the remaining lots and houses.

The table below provides quantitative data, for the periods presented, used in determining the fair value of the impaired inventory, excluding impairments related to land held for sale.

	Impairment Data				Quantitative Data
Three Months Ended	Total Subdivisions Tested	Inventory Impairments	Fair Value of Inventory After Impairments	Number of Subdivisions Impaired	Discount Rate
	(Dollars in thousands)
March 31, 2015	22	$350	$3,701	1		8.7%
June 30, 2015	22	-	-	-		N/A
September 30, 2015	18	3,225	14,836	5	12.0	-	15.0%
December 31, 2015	15	5,200	19,925	3	15.0	-	20.0%
Total	77	$8,775	$38,462	9

March 31, 2014	16	$-	$-	-		N/A
June 30, 2014	16	850	4,285	2	11.0	-	13.8%
September 30, 2014	23	-	-	-		N/A
December 31, 2014	21	910	4,646	2		13.3%
Total	76	$1,760	$8,931	4

March 31, 2013	17	$-	$-	-		N/A
June 30, 2013	23	-	-	-		N/A
September 30, 2013	8	350	1,976	1		14.0%
December 31, 2013	17	569	2,877	2	10.0	-	18.0%
Total	65	$919	$4,853	3

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

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Homebuilding interest incurred	$53,061	$66,269	$61,634
Less: Interest capitalized	(53,061)	(65,584)	(59,908)
Homebuilding interest expensed	$-	$685	$1,726

Interest capitalized, beginning of period	$79,231	$74,155	$68,508
Plus: Interest capitalized during period	53,061	65,584	59,908
Less: Previously capitalized interest included in home and land cost of sales	(54,751)	(60,508)	(54,261)
Interest capitalized, end of period	$77,541	$79,231	$74,155

9.             Homebuilding Prepaid Expenses and Other Assets

The following table sets forth the components of homebuilding prepaid and other assets.

	December 31,
	2015	2014
	(Dollars in thousands)
		(As adjusted)
Land option deposits	$11,997	$12,895
Deferred marketing costs	31,152	29,231
Prepaid expenses	6,500	5,104
Goodwill	6,008	6,008
Deferred debt issuance costs on revolving credit facility, net	5,570	6,022
Other	4,167	1,754
Total	$65,394	$61,014

10.         Homebuilding Accrued Liabilities and Financial Services Accounts Payable and Accrued Liabilities

The following table sets forth information relating to homebuilding accrued liabilities.

	December 31,
	2015	2014
	(Dollars in thousands)
Accrued compensation and related expenses	$25,492	$27,541
Accrued interest	23,234	23,234
Warranty accrual	15,328	18,346
Customer and escrow deposits	20,717	16,728
Land development and home construction accruals	11,465	10,108
Other accrued liabilities	26,650	19,160
Total accrued liabilities	$122,886	$115,117

The following table sets forth information relating to financial services accounts payable and accrued liabilities.

	December 31,
	2015	2014
	(Dollars in thousands)
Insurance reserves	$45,811	$50,470
Accounts payable and other accrued liabilities	6,303	6,798
Total accounts payable and accrued liabilities	$52,114	$57,268

11.          Warranty Accrual

The table set forth below summarizes accrual, adjustment and payment activity related to our warranty accrual for the years ended December 31, 2015, 2014 and 2013. During 2015, we recorded a $0.2 million adjustment to increase our warranty accrual primarily due to unexpected warranty related expenditures during the second half of the year. During 2014, as a result of favorable warranty payment experience relative to our estimates at the time of home closing, we reduced our warranty accrual by $2.6 million. We had no such adjustments during the year ended December 31, 2013. Additionally, from time to time, we change our warranty accrual rates based on payment trends. Any changes made to those rates did not materially affect our warranty expense or gross margin from home sales for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$18,346	$22,238	$23,151
Expense provisions	6,303	4,834	5,562
Cash payments	(9,510)	(6,126)	(6,475)
Adjustments	189	(2,600)	-
Balance at end of period	$15,328	$18,346	$22,238

12.          Insurance Reserves

The following table summarizes the insurance reserve activity for the years ended December 31, 2015, 2014 and 2013. The insurance reserve is included as a component of accrued liabilities in the financial services section of the consolidated balance sheets.

	December 31,
	2015	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$50,470	$49,637	$47,852
Expense provisions	6,452	6,316	7,065
Cash payments, net of recoveries	(8,611)	(5,483)	(5,280)
Adjustments	(2,500)	-	-
Balance at end of period	$45,811	$50,470	$49,637

The $2.5 million adjustment to decrease our insurance reserve during the year ended December 31, 2015 primarily resulted from a decrease in the severity of insurance claim experience relative to prior period estimates. No such adjustments were required for the years ended December 31, 2014 and 2013.

In the ordinary course of business, we make payments from our insurance reserves to settle litigation claims arising primarily from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the years ended December 31, 2015, 2014, and 2013, are not necessarily indicative of what future cash payments will be for subsequent periods.

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

14.         Income Taxes

Our provision for (benefit from) income taxes for the years ended December 31, 2015, 2014 and 2013 consisted of the following:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Current tax provision (benefit)
Federal	$2,549	$1,631	$2,611
State	(249)	1,475	-
Total current	2,300	3,106	2,611

Deferred tax provision (benefit)
Federal	30,268	28,630	(171,037)
State	3,065	5,596	(16,134)
Total deferred	33,333	34,226	(187,171)
Provision for (benefit from) income taxes	$35,633	$37,332	$(184,560)

The provision for (benefit from) income taxes differs from the amount that would be computed by applying the statutory federal income tax rate of 35% to income before income taxes as a result of the following:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Tax expense computed at federal statutory rate	$35,498	$35,166	$45,439
State income tax expense, net of federal benefit	3,043	3,340	4,544
Permanent differences	(974)	(1,435)	(358)
Expiration of state net operating loss	336	3,030	3,874
Tax expense (benefit) related to an increase (decrease) in unrecognized tax benefits	(479)	559	(552)
Write-off of deferred tax asset for deferred compensation retirement plans	-	-	11,856
Charitable contributions statute expiration	-	181	-
Federal energy credits	(1,058)	(1,131)	(6,530)
Rate changes	48	866	-
Change in valuation allowance	(549)	(1,665)	(242,833)
Other	(232)	(1,579)	-
Provision for (benefit from) income taxes	$35,633	$37,332	$(184,560)

Effective tax (benefit) rate	35.1%	37.2%	(142.2)%

We recorded income tax expense of $35.6 million and $37.3 million for the years ended December 31, 2015 and 2014, respectively, while we recorded an income tax benefit of $184.6 million for the year ended December 31, 2013.

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

Due to the effects of the deferred tax valuation allowance and changes in unrecognized tax benefits, our effective tax rate in 2013 was not meaningful as the income tax benefit is not directly correlated to the amount of pretax income or loss generated during the period.

At December 31, 2015 we had a valuation allowance of $12.9 million, a decrease of $0.1 million from the prior year. $5.9 million of the total valuation allowance is related to various state net operating loss carryforwards where realization is more uncertain at this time due to the more limited carryforward periods that exist in certain states. The remaining $7.0 million is related to the amount by which the carrying value of our Metro Bonds for tax purposes exceeds our carrying value for book purposes that we believe realization is more uncertain at this time.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax asset are as follows:

	December 31,
	2015	2014
	(Dollars in thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$-	$47,200
State net operating loss carryforwards	31,292	36,100
Alternative minimum tax and other tax credit carryforwards	31,993	27,582
Stock-based compensation expense	20,068	22,545
Warranty, litigation and other reserves	9,470	12,364
Receivables from related party	8,342	10,273
Accrued compensation	7,241	6,442
Asset impairment charges	5,049	2,785
Inventory, additional costs capitalized for tax purposes	5,894	3,257
Other, net	2,429	1,806
Total deferred tax assets	121,778	170,354
Valuation allowance	(12,868)	(13,027)
Total deferred tax assets, net of valuation allowance	108,910	157,327

Deferred tax liabilities:
Property, equipment and other assets	4,739	5,025
Discount on notes receivable	-	4,149
Deferred revenue	2,312	4,306
Unrealized gain on marketable securities	671	1,737
Other, net	2,081	1,624
Total deferred tax liabilities	9,803	16,841
Net deferred tax asset	$99,107	$140,486

At December 31, 2015, all federal net operating loss carryforwards had been used. Additionally, we had $31.3 million in tax-effected state net operating loss carryforwards and $0.1 million of these operating loss carryforwards are at risk to expire in 2016 if they remain unused. The remaining operating loss carryforwards, if unused, will begin to expire in 2018.

At December 31, 2015 and 2014, our total liability for uncertain tax positions was $0.4 million and $0.8 million, respectively, which has been either included in accrued liabilities in the homebuilding section of our consolidated balance sheets or offset against our state net operating loss carryforward deferred tax asset. The following table summarizes activity for the gross unrecognized tax benefit component of our total liability for uncertain tax positions for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Gross unrecognized tax benefits at beginning of year	$905	$371	$575
Increases related to prior year tax positions	139	633	124
Decreases related to prior year tax positions	(475)	(85)	(53)
Lapse of applicable statute of limitations	(81)	(14)	(275)
Gross unrecognized tax benefits at end of year	$488	$905	$371

Our liability for gross unrecognized tax benefits was $0.5 million and $0.9 million at December 31, 2015 and 2014, respectively, all of which, if recognized, would reduce our effective tax rate.

The net expense for interest and penalties reflected in the consolidated statements of operations and comprehensive income for the years ended December 31, 2015, 2014 and 2013 was $0, $0.2 million and $0, respectively. The corresponding liabilities in the consolidated balance sheets were $0 and $0.3 million at December 31, 2015 and 2014, respectively.

We have taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may decrease within the next twelve months. The possible decrease could result from the expiration of various statutes of limitation and the finalization of various state income tax matters. The estimated range of the reasonably possible decrease is $0.1 million to $0.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal income tax examination for calendar tax years ending 2012 through 2015. Additionally, we are subject to various state income tax examinations for the 2011 through 2016 calendar tax years.

15.         Related Party Transactions

We previously entered into a transaction (the “Transaction”) with The Villages at Castle Rock Metropolitan District No. 6 (the “District”). The District is a quasi-municipal corporation and political subdivision of the State of Colorado. The Board of Directors of the District currently is comprised of employees of the Company. The District was formed to provide funding for certain land development costs associated with the construction of homes in our Cobblestone subdivision. Pursuant to the terms of the Transaction, the District sold to the Company approximately $22.5 million in Limited Tax General Obligation Capital Appreciation Bonds Series 2007 (the “Metro Bonds”) and a $1.6 million Limited Tax General Obligation Subordinate Bond (the “Subordinate Bond”) in exchange for title to approximately $28.6 million in land development improvements to the District.

During the years ended December 31, 2015, 2014 and 2013, we received payments from the Metro District in the amount of $0.7 million, $2.0 million and $0.7 million, respectively, and recorded $1.4 million, $1.4 million and $1.2 million, respectively, in interest income. The interest income amounts are included in interest and other income in the homebuilding section of our consolidated statements of operations and comprehensive income.

We contributed $1.0 million in cash to the MDC/Richmond American Homes Foundation (the “Foundation”) for each of the years ended December 31, 2015, 2014, and 2013. The Foundation is a Delaware non-profit corporation that was incorporated on September 30, 1999.

The Foundation is a non-profit organization operated exclusively for charitable, educational and other purposes beneficial to social welfare within the meaning of Section 501(c)(3) of the Internal Revenue Code. The following Directors and/or officers of the Company served as directors of the Foundation at December 31, 2015, all of whom serve without compensation:

Name	MDC Title
Larry A. Mizel	Chairman and Chief Executive Officer
David D. Mandarich	President

Three other individuals, who are independent of the Company, also serve as directors of the Foundation. All directors of the Foundation serve without compensation.

16.          Lines of Credit and Total Debt Obligations

Revolving Credit Facility. We have an unsecured revolving credit agreement (“Revolving Credit Facility”) with a group of lenders which may be used for general corporate purposes. This agreement has an aggregate commitment of $550 million (the “Commitment”) and was amended on December 18, 2015 to extend the maturity to December 18, 2020. Each lender may issue letters of credit in an amount up to 50% of its commitment. The facility permits an increase in the maximum Commitment amount to $1.0 billion upon our request, subject to receipt of additional commitments from existing or additional lenders and the consent of the designated agent and the co-administrative agent. As defined in the Revolving Credit Facility agreement, interest rates on outstanding borrowings are equal to the highest of (1) 0.0% or (2) a specified eurocurrency rate, federal funds effective rate or prime rate, plus a margin that is determined based on our credit ratings and leverage ratio. At any time at which our leverage ratio, as of the last day of the most recent calendar quarter, exceeds 55%, the aggregate principal amount of all consolidated senior debt borrowings outstanding may not exceed the borrowing base. There is no borrowing base requirement if our leverage ratio, as of the last day of the most recent calendar quarter, is 55% or less.

The Revolving Credit Facility is fully and unconditionally guaranteed, jointly and severally, by most of our homebuilding segment subsidiaries. The facility contains various representations, warranties and covenants that we believe are customary for agreements of this type. The financial covenants include a consolidated tangible net worth test and a leverage test, along with a consolidated tangible net worth covenant, all as defined in the facility agreement. A failure to satisfy the foregoing tests does not constitute an event of default, but can trigger a “term-out” of the facility. A breach of the consolidated tangible net worth covenant (but not the consolidated tangible net worth test) or a violation of anti-corruption or sanctions laws would result in an event of default.

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of December 31, 2015.

We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At December 31, 2015 and 2014, there were $22.5 million and $10.5 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. We had $15.0 million outstanding under the Revolving Credit Facility as of December 31, 2015 and 2014. As of December 31, 2015, availability under the Revolving Credit Facility was approximately $512.5 million.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”) that will expire on September 16, 2016. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, we may be required to repurchase the ineligible mortgage loan immediately. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased on December 23, 2015 from $50 million to $90 million and was effective through January 31, 2016. The Mortgage Repurchase Facility also had a temporary increase in the maximum aggregate commitment from $50 million to $80 million from December 29, 2014 through January 28, 2015. At December 31, 2015 and December 31, 2014, we had $88.6 million and $60.8 million, respectively, of mortgage loans that we were obligated to repurchase under our Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is LIBOR-based. The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth Ratio, (iii) a minimum Adjusted Net Income requirement, and (iv) a minimum Liquidity requirement. The foregoing terms are defined in the Mortgage Repurchase Facility. We believe we were in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of December 31, 2015.

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

Our debt obligations at December 31, 2015 and December 31, 2014, net of any unamortized debt issuance costs or discount, were as follows:

	December 31,
	2015	2014
	(Dollars in thousands)
		(As adjusted)
$250 Million 5⅝% Senior Notes due February 2020, net	$246,032	$245,201
$250 Million 5½% Senior Notes due January 2024, net	248,209	248,036
$350 Million 6% Senior Notes due January 2043, net	346,283	346,231
Total	$840,524	$839,468

17.          Commitments and Contingencies

Surety Bonds and Letter of Credit Facilities. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At December 31, 2015, we had issued and outstanding surety bonds and letters of credit totaling $167.1 million and $61.9 million, respectively, including $39.4 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $52.8 million and $46.5 million, respectively. The letters of credit as of December 31, 2015, excluding those issued by HomeAmerican, were outstanding under our unsecured revolving credit facility (see Note 16 for further discussion of the revolving credit facility). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

We have made no material guarantees with respect to third-party obligations.

Mortgage Loan Loss Reserves.  In the normal course of business, we establish reserves for potential losses associated with HomeAmerican’s sale of mortgage loans to third-parties. These reserves are created to address repurchase and indemnity claims by third-party purchasers of the mortgage loans, which claims arise primarily out of, but not limited to, allegations of homebuyer fraud at the time of origination of the loan, missing documentation, loan processing defects or defective appraisals. These reserves are based upon, among other things: (1) pending claims received from third-party purchasers associated with previously sold mortgage loans; (2) a current assessment of the potential exposure associated with future claims of loan processing defects or homebuyer fraud in mortgage loans originated in prior periods; and (3) historical loss experience. In addition to reserves established for mortgage loans previously sold to third-parties, we establish reserves for loans that we have been required to repurchase. Our mortgage loan reserves are reflected as a component of accrued liabilities in the financial services section of the consolidated balance sheets, and the associated expenses are included in expenses in the financial services section of the consolidated statements of operations and comprehensive income.

The following table summarizes the mortgage loan loss reserve activity for the years ended December 31, 2015, 2014, and 2013.

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Balance at beginning of year	$810	$1,370	$976
Expense provisions	764	298	1,172
Cash payments	(325)	-	(734)
Adjustments	(1,048)	(858)	(44)
Balance at end of year	$201	$810	$1,370

Legal Reserves. Because of the nature of the homebuilding business, we have been named as defendants in various claims, complaints and other legal actions arising in the ordinary course of business, including product liability claims and claims associated with the sale and financing of homes. In the opinion of management, the outcome of these ordinary course matters will not have a material adverse effect upon our financial condition, results of operations or cash flows. At December 31, 2015 and 2014, respectively, we had $3.6 million and $3.1 million of legal accruals.

Operating Leases.  We have non-cancelable operating leases primarily associated with our office facilities. Rent expense under cancelable and non-cancelable operating leases totaled $5.0 million, $4.9 million and $5.2 million in 2015, 2014 and 2013, respectively, and is included in either selling, general and administrative expenses in the homebuilding section or expenses in the financial services section of our consolidated statements of operations and comprehensive income. The table below shows the future minimum payments under non-cancelable operating leases at December 31, 2015.

Year Ended
December 31,
(Dollars in
thousands)
2016	$4,887
2017	5,443
2018	4,958
2019	4,387
2020	4,298
Thereafter	25,469
Total	$49,442

18.          Concentration of Third-Party Mortgage Purchasers

The following table sets forth the percent of mortgage loans sold by HomeAmerican to its primary third party purchasers during 2015, 2014 and 2013. No other third parties purchased greater than 10 percent of our mortgage loans during 2015, 2014 or 2013.

	Year Ended December 31,
	2015	2014	2013
PennyMac Loan Services, LLC	14%	23%	7%
JP Morgan Chase Bank, N.A.	32%	20%	46%
Wells Fargo Funding, Inc.	10%	37%	40%
Fannie Mae	7%	10%	4%

19.          Stockholders' Equity

Common Stock Repurchase Program. At December 31, 2015, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the years ended December 31, 2015, 2014 or 2013. We did not hold any treasury stock at December 31, 2015.

20.         Equity Incentive and Employee Benefit Plans

A summary of our equity incentive plans follows.

Employee Equity Incentive Plans. Effective March 2001, we adopted the M.D.C. Holdings, Inc. 2001 Equity Incentive Plan (the “2001 Equity Incentive Plan”). Non-qualified option awards previously granted generally vested over periods of up to seven years and expire ten years after the date of grant. Restricted stock awards generally were granted with vesting terms of up to five years. On March 26, 2011, the 2001 Equity Incentive Plan terminated and all stock option grants and restricted stock awards outstanding at the time of the plan termination may continue to be exercised, or become free of restrictions, in accordance with their terms. A total of 2.0 million shares of MDC common stock were reserved for issuance under the 2001 Equity Incentive Plan as of December 31, 2015.

On April 27, 2011, our shareholders approved the M.D.C Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Equity Incentive Plan”), which provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards to employees of the Company. Stock options granted under the 2011 Equity Incentive Plan have an exercise price that is at least equal to the fair market value of our common stock on the date the stock option is granted, generally vest in periods up to five years and expire ten years after the date of grant. At December 31, 2015, a total of 4.2 million shares of MDC common stock were reserved for issuance under the 2011 Equity Incentive Plan, of which 0.8 million shares remained available for grant under this plan as of December 31, 2015.

Director Equity Incentive Plans. Effective March 2001, we adopted the M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors (the “2001 Director Stock Option Plan”). Each option granted under the Director Stock Option Plan vested immediately and expires ten years from the date of grant. The 2001 Director Stock Option Plan terminated on May 21, 2012 and stock options outstanding at the time of plan termination may continue to be exercised in accordance with their terms. A total of 0.5 million shares of MDC common stock were reserved for issuance under the 2001 Director Stock Option Plan as of December 31, 2015.

Effective April 27, 2011, our shareholders approved the M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors (the “2011 Director Stock Option Plan”). Under the 2011 Director Stock Option Plan, non-employee directors of the Company are granted non-qualified stock options. Pursuant to the 2011 Director Stock Option Plan, on August 1 of each year, each non-employee director is granted options to purchase 25,000 shares of MDC common stock. Each option granted under the 2011 Director Stock Option Plan vests immediately, becomes exercisable six months after grant, and expires ten years from the date of grant. The option exercise price must be equal to the fair market value (as defined in the plan) of our common stock on the date of grant of the option. At December 31, 2015, a total of 1.1 million shares of MDC common stock were reserved for issuance under the 2011 Director Stock Option Plan and 0.6 million shares remained available for grant under this plan as of December 31, 2015.

Employee Benefit Plan. We have a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code where each employee may elect to make before-tax contributions up to the current tax limits. We match employee contributions on a discretionary basis and, as of December 31, 2015, we had accrued $1.0 million related to the match that is expected to be contributed in the first quarter of 2016 for 2015 activity. At December 31, 2014, we had accrued $0.9 million related to the match that was contributed during the first quarter of 2015 for 2014 activity. For the year ended December 31, 2013, we made matching contributions of $0.9 million.

21.          Stock Based Compensation

Determining Fair Value of Share-Based Payment Awards. Most options that we grant contain only a service condition (“Service-Based” option) and therefore vest over a specified number of years as long as the employee is employed by the Company. For Service-Based options, we use the Black-Scholes option pricing model to determine the grant date fair value. During 2015, we also granted 1 million Market-Based options to each of the Chief Executive Officer and the Chief Operating Officer. These options were valued using a Monte Carlo simulation model. Refer to the “Market-Based Stock Option Awards” section below.

The fair values for Service-Based options granted for the years ended December 31, 2015, 2014 and 2013 were estimated using the Black-Scholes option pricing model with the below weighted-average assumptions.

	Year Ended December 31,
	2015	2014	2013
Expected lives of options (in years)	3.9	4.0	4.0
Expected volatility	29.6%	43.2%	45.3%
Risk free interest rate	1.2%	1.3%	0.8%
Dividend yield rate	3.5%	3.5%	3.0%

Based on calculations using the Black-Scholes option pricing model, the weighted-average grant date fair values of stock options granted during 2015, 2014 and 2013 were $4.78, $7.48 and $9.75, respectively. The expected life of options in the table above represents the weighted-average period for which the options are expected to remain outstanding and are derived primarily from historical exercise patterns. The expected volatility is determined based on our review of the implied volatility that is derived from the price of exchange traded options of the Company. The risk-free interest rate assumption is determined based upon observed interest rates appropriate for the expected term of our employee stock options. The dividend yield assumption is based on our history of dividend payouts.

An annual forfeiture rate is estimated at the time of grant for all share-based payment awards which contain service and/or performance conditions. That rate is revised, if necessary, in subsequent periods if the actual forfeiture rate differs from our estimate.

Stock Option Award Activity.  Stock option activity under our option plans for the years ended December 31, 2015, 2014 and 2013 were as follows.

	Year Ended December 31,
	2015		2014		2013
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding Stock Option Activity
Outstanding, beginning of year	4,855,916	$37.45	5,282,366	$40.83	5,879,573	$41.29
Granted (1)	2,247,500	28.47	257,500	28.18	237,500	33.82
Exercised	(31,250)	21.21	(18,000)	20.82	(153,665)	32.94
Forfeited	(121,250)	28.61	(23,750)	25.16	(10,000)	37.25
Cancelled	(555,500)	66.51	(642,200)	62.43	(671,042)	44.25
Outstanding, end of year	6,395,416	$32.01	4,855,916	$37.45	5,282,366	$40.83

	Year Ended December 31,
	2015		2014		2013
		Weighted-		Weighted-		Weighted-
	Number of	Average	Number of	Average	Number of	Average
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested Stock Option Activity
Outstanding, beginning of year	467,708	$9.51	838,541	$9.50	2,045,000	$8.63
Granted (1)	2,247,500	5.53	257,500	7.48	237,500	9.75
Vested	(361,042)	7.07	(604,583)	7.77	(1,433,959)	8.28
Forfeited	(121,250)	9.33	(23,750)	7.60	(10,000)	12.72
Unvested, end of year	2,232,916	$5.91	467,708	$9.51	838,541	$9.50

___________________________

(1)

Total options granted in 2015 include a total of 2,000,000 Market-Based options granted to our CEO and COO. See further discussion regarding these grants in the “Market-Based Stock Option Awards” section below.

The total intrinsic value of options (difference between price per share as of the exercise date and the strike price, times the number of options outstanding) exercised during the years ended December 31, 2015, 2014 and 2013 was $0.2 million, $0.1 million and $1.1 million, respectively.

The following table provides data for our stock options that are vested or expected to vest as of December 31, 2015.

Exercisable or expected to vest
Number outstanding	6,438,992
Weighted-average exercise price	$31.60
Aggregate intrinsic value (in thousands)	$3,621
Weighted-average remaining contractual term (years)	6.11

Exercisable
Number outstanding	4,162,500
Weighted-average exercise price	$33.88
Aggregate intrinsic value (in thousands)	$1,243
Weighted-average remaining contractual term (years)	4.43

The aggregate intrinsic values in the tables above represent the total pretax intrinsic values (the difference between the closing price of MDC’s common stock on the last trading day of fiscal 2015 and the exercise price, multiplied by the number of in-the-money stock option shares) that would have been received by the option holders had all in-the-money outstanding stock options been exercised on December 31, 2015.

The following table summarizes information associated with outstanding and exercisable stock options at December 31, 2015.

			Options Outstanding			Options Exercisable
				Weighted-			Weighted-
				Average			Average
				Remaining	Weighted-		Remaining	Weighted-
				Contractual	Average		Contractual	Average
			Number	Life (in	Exercise	Number	Life (in	Exercise
Range of Exercise Price			Outstanding	years)	Price	Outstanding	years)	Price
$ 21.00	-	$ 30.99	4,000,000	7.83	$27.36	1,842,084	6.11	$26.24
$ 31.00	-	$ 40.99	1,665,416	4.13	34.29	1,590,416	3.97	34.25
$ 41.00	-	$ 50.99	340,000	1.44	43.95	340,000	1.44	43.95
$ 51.00	-	$ 60.99	210,000	0.99	57.05	210,000	0.99	57.05
$ 61.00	-	$ 62.76	180,000	0.99	62.76	180,000	0.99	62.76
	Total		6,395,416	6.11	$32.01	4,162,500	4.43	$33.88

Total compensation expense relating to stock options was $8.1 million, $3.3 million and $5.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. Our recognized tax benefit from this expense for the years ended December 31, 2015, 2014 and 2013 was $3.1 million, $1.3 million and $2.2 million, respectively.

As of December 31, 2015, $6.4 million of total unrecognized compensation cost related to stock options was expected to be recognized as an expense by the Company in the future over a weighted-average period of approximately 0.7 years.

Our realized tax benefit from stock options exercised for the years ended December 31, 2015, 2014 and 2013 was $0.1 million, $0 and $0.4 million, respectively.

Market-Based Stock Option Awards. On May 18, 2015, the Company granted a non-qualified stock option to each of the Chief Executive Officer and the Chief Operating Officer for 1,000,000 shares of common stock under the Company’s 2011 Equity Incentive Plan. The terms of each option provide that, over a five year period, one third of the option shares will vest as of each of the third, fourth, and fifth anniversary dates of the grant of the option; provided that all unvested option shares will vest immediately in the event the closing price of the Company’s stock, as reported by the New York Stock Exchange, in any 20 out of 30 consecutive trading days closes at a price equal to or greater than 120% of the closing price on the date of grant (the “market-based condition”). The option exercise price is equal to the closing price of the Company’s common stock on the date of grant, which was $28.45 and the expiration date of each option is May 18, 2025.

In accordance with ASC 718, the market-based awards were assigned a fair value of $5.62 per share on the date of grant using a Monte Carlo simulation model with the following assumptions.

Year Ended December 31, 2015
Expected volatility	27.8%
Risk free interest rate	2.2%
Dividend yield rate	3.5%

In accordance with the valuation model used, the $11.2 million in expense will be recorded on a straight-line basis through the end of the 2016 second quarter. For the year ended December 31, 2015, and included in the $8.1 million of total compensation expense related to stock options above, was $6.2 million of expense related to these option grants. If at such time these options vest under the market-based condition prior to the end of the expected expense term, all remaining expense will be recognized immediately.

Restricted and Unrestricted Stock Award Activity. Non-vested restricted stock awards at December 31, 2015, 2014 and 2013 and changes during those years were as follows:

	Year Ended December 31,
	2015		2014		2013
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of year	183,841	$32.27	298,991	$32.87	507,367	$31.69
Granted	35,471	26.43	39,021	30.85	25,072	37.52
Vested	(111,719)	32.86	(141,454)	33.08	(144,841)	31.88
Forfeited	(9,936)	29.11	(12,717)	33.05	(88,607)	29.02
Unvested, end of year	97,657	$29.79	183,841	$32.27	298,991	$32.87

Total compensation expense relating to restricted stock awards was $2.0 million, $2.7 million and $4.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. Our recognized tax benefit from this expense for the years ended December 31, 2015, 2014 and 2013 was $0.8 million, $1.0 million and $1.6 million, respectively.

At December 31, 2015, there was $1.0 million of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized as an expense by us in the future over a weighted-average period of approximately 1.3 years. The total intrinsic value of unvested restricted stock awards (the closing price of MDC’s common stock on the last trading day of fiscal 2015 multiplied by the number of unvested awards) at December 31, 2015 was $2.5 million. The total intrinsic value of restricted stock which vested during each of the years ended December 31, 2015, 2014 and 2013 was $2.9 million, $4.2 million and $5.5 million, respectively.

22.          Results of Quarterly Operations (Unaudited)

	Quarter
	First	Second	Third	Fourth
	(Dollars in thousands, except per share amounts)
2015
Total revenue	$388,510	$473,128	$468,487	$578,911
Home sales revenue	$377,009	$461,708	$454,740	$554,432
Asset impairments	$(350)	$-	$(4,351)	$(5,292)
Gross margin from home sales (including impairments)	15.4%	16.6%	16.4%	16.1%
Homebuilding selling, general and administrative expenses	$50,532	$54,781	$57,444	$63,560
Income before income taxes	$13,326	$31,882	$23,658	$32,558
Net income	$8,420	$19,998	$14,778	$22,595
Earnings per share:
Basic	$0.17	$0.41	$0.30	$0.47
Diluted	$0.17	$0.41	$0.30	$0.46

2014
Total revenue	$327,757	$442,752	$418,403	$505,672
Home sales revenue	$318,534	$430,743	$405,051	$493,070
Asset impairments	$-	$(850)	$-	$(910)
Gross margin from home sales (including impairments)	18.5%	17.1%	16.5%	16.3%
Homebuilding selling, general and administrative expenses	$48,341	$49,798	$50,512	$54,602
Income before income taxes	$18,640	$34,026	$23,924	$23,885
Net income	$11,504	$21,542	$15,458	$14,639
Earnings per share:
Basic	$0.24	$0.44	$0.32	$0.30
Diluted	$0.23	$0.44	$0.32	$0.30

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

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Balance Sheet

	December 31, 2015
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	Dollars in thousands
ASSETS
Homebuilding:
Cash and cash equivalents	$141,245	$3,097	$-	$-	$144,342
Marketable securities	92,387	-	-	-	92,387
Restricted cash	-	3,750	-	-	3,750
Trade and other receivables	5,304	20,297	-	(2,287)	23,314
Inventories:
Housing completed or under construction	-	747,036	-	-	747,036
Land and land under development	-	1,016,926	-	-	1,016,926
Total inventories	-	1,763,962	-	-	1,763,962

Intercompany receivables	1,509,551	2,850	5,291	(1,517,692)	-
Investment in subsidiaries	267,191	-	-	(267,191)	-
Property and equipment, net	26,073	2,153	-	-	28,226
Deferred tax assets, net	97,083	-	-	2,024	99,107
Metropolitan district bond securities (related party)	25,911	-	-	-	25,911
Other assets	5,973	59,421	-	-	65,394
Total Homebuilding Assets	2,170,718	1,855,530	5,291	(1,785,146)	2,246,393

Financial Services:
Cash and cash equivalents	-	-	36,646	-	36,646
Marketable securities	-	-	11,307	-	11,307
Intercompany receivables	-	-	39,234	(39,234)	-
Mortgage loans held-for-sale, net	-	-	115,670	-	115,670
Other assets	-	-	7,907	(2,024)	5,883
Total Financial Services Assets	-	-	210,764	(41,258)	169,506
Total Assets	$2,170,718	$1,855,530	$216,055	$(1,826,404)	$2,415,899

LIABILITIES AND EQUITY

Homebuilding:
Accounts payable	$-	$40,472	$-	$-	$40,472
Accrued liabilities	11,527	108,445	(33)	2,947	122,886
Advances and notes payable to parent and subsidiaries	47,375	1,480,589	25,536	(1,553,500)	-
Revolving credit facility	15,000	-	-	-	15,000
Senior notes, net	840,524	-	-	-	840,524
Total Homebuilding Liabilities	914,426	1,629,506	25,503	(1,550,553)	1,018,882

Financial Services:
Accounts payable and accrued liabilities	-	-	57,348	(5,234)	52,114
Advances and notes payable to parent and subsidiaries	-	-	3,426	(3,426)	-
Mortgage repurchase facility	-	-	88,611	-	88,611
Total Financial Services Liabilities	-	-	149,385	(8,660)	140,725
Total Liabilities	914,426	1,629,506	174,888	(1,559,213)	1,159,607

Equity:
Total Stockholders' Equity	1,256,292	226,024	41,167	(267,191)	1,256,292
Total Liabilities and Stockholders' Equity	$2,170,718	$1,855,530	$216,055	$(1,826,404)	$2,415,899

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Balance Sheet

	December 31, 2014
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and cash equivalents	$119,951	$2,691	$-	$-	$122,642
Marketable securities	140,878	-	-	-	140,878
Restricted cash	-	2,816	-	-	2,816
Trade and other receivables	6,573	24,449	-	(2,467)	28,555
Inventories:
Housing completed or under construction	-	732,692	-	-	732,692
Land and land under development	-	935,268	-	-	935,268
Total inventories	-	1,667,960	-	-	1,667,960

Intercompany receivables	1,418,705	2,854	5,295	(1,426,854)	-
Investment in subsidiaries	260,874	-	-	(260,874)	-
Property and equipment, net	28,409	2,082			30,491
Deferred tax assets, net	137,529	-	-	2,957	140,486
Metropolitan district bond securities (related party)	18,203	-	-	-	18,203
Other assets, net	6,352	54,662	-	-	61,014
Total Homebuilding Assets	2,137,474	1,757,514	5,295	(1,687,238)	2,213,045

Financial Services:
Cash and cash equivalents	-	-	31,183	-	31,183
Marketable securities	-	-	15,262	-	15,262
Intercompany receivables	-	-	39,513	(39,513)	-
Mortgage loans held-for-sale, net	-	-	88,392	-	88,392
Other assets, net	-	-	6,531	(2,957)	3,574
Total Financial Services Assets	-	-	180,881	(42,470)	138,411
Total Assets	$2,137,474	$1,757,514	$186,176	$(1,729,708)	$2,351,456

LIABILITIES AND EQUITY

Homebuilding:
Accounts payable	$-	$35,445	$-	$-	$35,445
Accrued liabilities	7,007	105,529	67	2,514	115,117
Advances and notes payable to parent and subsidiaries	47,663	1,392,111	23,809	(1,463,583)	-
Revolving credit facility	15,000	-	-	-	15,000
Senior notes, net	839,468	-	-	-	839,468
Total Homebuilding Liabilities	909,138	1,533,085	23,876	(1,461,069)	1,005,030

Financial Services:
Accounts payable and accrued liabilities	-	-	62,249	(4,981)	57,268
Advances and notes payable to parent and subsidiaries	-	-	2,784	(2,784)	-
Mortgage repurchase facility	-	-	60,822	-	60,822
Total Financial Services Liabilities	-	-	125,855	(7,765)	118,090
Total Liabilities	909,138	1,533,085	149,731	(1,468,834)	1,123,120

Equity:
Total Stockholders' Equity	1,228,336	224,429	36,445	(260,874)	1,228,336
Total Liabilities and Stockholders' Equity	$2,137,474	$1,757,514	$186,176	$(1,729,708)	$2,351,456

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Statements of Operations and Comprehensive Income

	Year Ended December 31, 2015
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$1,860,226	$-	$-	$1,860,226
Cost of Sales	-	(1,551,907)	(100)	-	(1,552,007)
Inventory impairments	-	(9,993)	-	-	(9,993)
Gross margin	-	298,326	(100)	-	298,226
Selling, general, and administrative expenses	(40,356)	(185,403)	-	(558)	(226,317)
Equity income of subsidiaries	91,079	-	-	(91,079)	-
Interest and other income	4,635	2,651	8	(585)	6,709
Interest expense	-	-	-	-	-
Other expense	(6)	(4,202)	-	-	(4,208)
Other-than-temporary impairment of marketable securities	(3,969)	-	-	-	(3,969)
Homebuilding pretax income (loss)	51,383	111,372	(92)	(92,222)	70,441
Financial Services:
Financial services pretax income	-	-	29,840	1,143	30,983
Income before income taxes	51,383	111,372	29,748	(91,079)	101,424
Benefit from (provision for) income taxes	14,408	(39,128)	(10,913)	-	(35,633)
Net income	$65,791	$72,244	$18,835	$(91,079)	$65,791
Other comprehensive income related to available-for-sale securities, net of tax	5,260	-	(674)	674	5,260
Comprehensive income	$71,051	$72,244	$18,161	$(90,405)	$71,051

	Year Ended December 31, 2014
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$1,650,631	$-	$-	$1,650,631
Cost of Sales	-	(1,368,140)	(40)	-	(1,368,180)
Inventory impairments	-	(1,760)	-	-	(1,760)
Gross margin	-	280,731	(40)	-	280,691
Selling, general, and administrative expenses	(38,290)	(164,287)	-	(676)	(203,253)
Equity income of subsidiaries	86,223	-	-	(86,223)	-
Interest and other income	24,824	1,517	15	(46)	26,310
Interest expense	(685)	-	-	-	(685)
Other expense	(8)	(4,805)	-	-	(4,813)
Losses from early extinguishments of debt	(18,153)	-	-	-	(18,153)
Other-than-temporary impairment of marketable securities	(4,293)	-	-	-	(4,293)
Homebuilding pretax income (loss)	49,618	113,156	(25)	(86,945)	75,804
Financial Services:
Financial services pretax income	-	-	23,949	722	24,671
Income before income taxes	49,618	113,156	23,924	(86,223)	100,475
Benefit from (provision for) income taxes	13,525	(42,044)	(8,813)	-	(37,332)
Net income	$63,143	$71,112	$15,111	$(86,223)	$63,143
Other comprehensive income related to available-for-sale securities, net of tax	(1,120)	-	(22)	22	(1,120)
Comprehensive income	$62,023	$71,112	$15,089	$(86,201)	$62,023

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Statement of Operations and Comprehensive Income

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

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Statement of Cash Flows

	Year Ended December 31, 2015
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$31,030	$(16,109)	$(14,706)	$-	$215
Net cash provided by (used in) investing activities	38,467	(811)	3,260	6,446	47,362
Financing activities:
Payments from (advances to) subsidiaries	-	17,326	(10,880)	(6,446)	-
Advances on mortgage repurchase facility, net	-	-	27,789	-	27,789
Proceeds from issuance of senior notes	-	-	-	-	-
Repayment of senior notes	-	-	-	-	-
Advances on revolving credit facility, net	-	-	-	-	-
Dividend payments	(48,868)	-	-	-	(48,868)
Excess tax benefits from stock-based compensation	-	-	-	-	-
Proceeds from exercise of stock options	665	-	-	-	665
Net cash provided by (used in) financing activities	(48,203)	17,326	16,909	(6,446)	(20,414)

Net increase (decrease) in cash and cash equivalents	21,294	406	5,463	-	27,163
Cash and cash equivalents:
Beginning of period	119,951	2,691	31,183	-	153,825
End of period	$141,245	$3,097	$36,646	$-	$180,988

	Year Ended December 31, 2014
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(62,289)	$(124,317)	$22,959	$-	$(163,647)
Net cash provided by (used in) investing activities	339,754	(1,093)	3,692	80,727	423,080
Financing activities:
Payments from (advances to) subsidiaries	-	124,647	(43,920)	(80,727)	-
Advances on mortgage repurchase facility, net	-	-	(2,252)	-	(2,252)
Proceeds from issuance of senior notes	248,375	-	-	-	248,375
Repayment of senior notes	(517,650)	-	-	-	(517,650)
Advances on revolving credit facility, net	15,000	-	-	-	15,000
Dividend payments	(48,820)	-	-	-	(48,820)
Excess tax benefits from stock-based compensation	26	-	-	-	26
Proceeds from exercise of stock options	375	-	-	-	375
Net cash provided by (used in) financing activities	(302,694)	124,647	(46,172)	(80,727)	(304,946)

Net increase (decrease) in cash and cash equivalents	(25,229)	(763)	(19,521)	-	(45,513)
Cash and cash equivalents:
Beginning of period	145,180	3,454	50,704	-	199,338
End of period	$119,951	$2,691	$31,183	$-	$153,825

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Statement of Cash Flows

	Year Ended December 31, 2013
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$11,994	$(324,812)	$43,269	$-	$(269,549)
Net cash provided by (used in) investing activities	(345,165)	(1,260)	13,151	302,872	(30,402)
Financing activities:
Payments from (advances to) subsidiaries	-	325,895	(23,023)	(302,872)	-
Advances on mortgage repurchase facility, net	-	-	(13,253)	-	(13,253)
Proceeds from the issuance of senior notes	346,938	-	-	-	346,938
Repayment of senior notes	-	-	-	-	-
Advances on revolving credit facility, net	-	-	-	-	-
Dividend payments	-	-	-	-	-
Excess tax benefit from share-based awards	391	-	-	-	391
Proceeds from the exercise of stock options	5,118	-	-	-	5,118
Net cash provided by (used in) financing activities	352,447	325,895	(36,276)	(302,872)	339,194

Net increase (decrease) in cash and cash equivalents	19,276	(177)	20,144	-	39,243
Cash and cash equivalents:
Beginning of period	125,904	3,631	30,560	-	160,095
End of period	$145,180	$3,454	$50,704	$-	$199,338

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

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, management concluded that our internal control over financial reporting was effective at December 31, 2015.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

M.D.C. Holdings, Inc.

We have audited M.D.C. Holdings, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, M.D.C. Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of M.D.C. Holdings, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated February 3, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California

February 3, 2016

Item 9B. Other Information.

None

PART III

Item 10. Directors. Executive Officers and Corporate Governance.

Information not disclosed below that is required with respect to directors, executive officers, filings under Section 16(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and corporate governance is incorporated herein by reference, when filed, from our proxy statement (the “Proxy Statement”) for the Annual Meeting of Shareholders to be held on or about March 29, 2016, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

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

4.3

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

4.4

Supplemental Indenture (6.000% Senior Notes due 2043), dated as of January 10, 2013, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed January 10, 2013). *

4.5

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

10.3	Second Amendment to Credit Agreement, dated as of December 18, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed December 21, 2015). *

10.4

Master Repurchase Agreement among HomeAmerican Mortgage Corporation, U.S. Bank National Association as Agent, and the other Buyers party thereto, dated as of November 12, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed November 17, 2008). *

10.5

First Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of October 29, 2009 (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q dated September 30, 2009). *

10.6

Second Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of October 21, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 25, 2010). *

10.7

Third Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 14, 2011 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated September 30, 2011). *

10.8

Fourth Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 29, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 30, 2011).*

10.9

Fifth Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of January 31, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated September 30, 2012). *

10.10

Sixth Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 21, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed September 24, 2012).*

10.11

Seventh Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of December 21, 2012 (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K dated December 31, 2012). *

10.12

Eighth Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 20, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 20, 2013). *

10.13

Ninth Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of December 31, 2013 (incorporated by reference to Exhibit 10.11of the Company's Annual Report on Form 10-K dated December 31, 2013). *

10.14

Tenth Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 19, 2014 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed September 22, 2014). *

10.15

Eleventh Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of December 19, 2014 (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K dated December 31, 2014). *

10.16

Twelfth Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 18, 2015 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed September 22, 2015). *

10.17

Custody Agreement by and between HomeAmerican Mortgage Corporation and U.S. Bank National Association as Agent and Custodian, dated as of November 12, 2008 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed November 17, 2008). *

10.18

M.D.C. Holdings, Inc. 2001 Equity Incentive Plan Effective March 26, 2001 (incorporated by reference to Exhibit B of the Company's Proxy Statement dated March 31, 2001 relating to the 2001 Annual Meeting of Stockholders). *

10.19

First Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 28, 2003 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated March 31, 2003). *

10.20	Second Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 29, 2008 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed May 1, 2008). *

10.21	Third Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 29, 2008 (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed May 1, 2008). *

10.22

Fourth Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K dated December 31, 2008). *

10.23	Form of Non-Qualified Stock Option Certificate (2001 Equity Incentive Plan) (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K dated December 31, 2004). *

10.24	Form of Restricted Stock Agreement (2001 Equity Incentive Plan) (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K dated December 31, 2004). *

10.25

M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors Effective March 26, 2001 (incorporated by reference to Exhibit C of the Company's Proxy Statement dated March 31, 2001 relating to the 2001 Annual Meeting of Stockholders). *

10.26

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

10.28

Form of Non-Qualified Stock Option Agreement (Stock Option Plan for Non-Employee Directors) (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K dated December 31, 2004). *

10.29	M.D.C. Holdings, Inc. 2011 Equity Incentive Plan, effective April 27, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 29, 2011). *

10.30	First Amendment to the M.D.C. Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 19, 2013).*

10.31	Second Amendment to the M.D.C. Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 24, 2015). *

10.32	Form of 2011 Stock Option Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q dated June 30, 2011). *

10.33	Form of 2011 Restricted Stock Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q dated June 30, 2011). *

10.34	Form of 2015 Restricted Stock Agreement (2011 Equity Incentive Plan).

10.35	Form of Executive Officer Stock Option Agreement under the 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed March 9, 2012).*

10.36

Form of Executive Officer Stock Option Agreement under the 2011 Equity Incentive Plan (May 18, 2015 grants) (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated June 30, 2015). *

10.37	M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors effective April 27, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 29, 2011). *

10.38

First Amendment to the M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed March 24, 2015). *

10.39

Form of 2011 Stock Option Agreement (2011 Stock Option Plan for Non-Employee Directors) (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated June 30, 2011). *

10.40

Form of Indemnification Agreement entered into between the Company and members of its Board of Directors (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed October 26, 2006).*

10.41

Form of Indemnification Agreement entered into between the Company and certain of its officers (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed October 26, 2006).*

10.42

M.D.C. Holdings, Inc. 2013 Executive Officer Performance-Based Compensation Plan, approved March 18, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 19, 2013). *

10.43	Employment Agreement, Larry A. Mizel, amended and restated as of August 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 26, 2008). *

10.44	Amendment to Employment Agreement of Larry A. Mizel, dated March 8, 2012 (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed March 9, 2012).*

10.45	Second Amendment to Employment Agreement of Larry A. Mizel, dated October 18, 2013 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed October 18, 2013).*

10.46	Employment Agreement, David D. Mandarich, amended and restated as of August 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 26, 2008). *

10.47	Amendment to Employment Agreement of David D. Mandarich, dated March 8, 2012 (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed March 9, 2012).*

10.48	Second Amendment to Employment Agreement of David D. Mandarich, dated October 18, 2013 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed October 18, 2013).*

10.49

Lease Agreement among MDC, Richmond American Homes of Colorado, Inc. and Larry A. Mizel, August 2, 2007 (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q dated June 30, 2007). *

10.50

Lease Agreement among MDC, Richmond American Homes of Colorado, Inc. and David D. Mandarich, August 2, 2007 (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q dated June 30, 2007). *

10.51

Change in Control and Separation Agreement between the Company and Michael Touff, dated as of July 30, 2008 (incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q filed July 31, 2008). *

10.52

Change in Control Agreement between the Company and Robert N. Martin, dated as of May 23, 2015 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 19, 2015).*

10.53

Form of Change in Control Agreement between the Company and certain employees of M.D.C. Holdings, Inc. (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed March 27, 1998). *

10.54

Independent Contractor Agreement between Mizel Design and Decorating Company and the Company effective as of January 1, 2005 (incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K dated December 31, 2004). *

10.55	Sub-Sublease agreement between MDC and CVentures, Inc., executed July 25, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed July 27, 2005). *

10.56

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

101

The following financial statements, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2015, (iii) Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2015, (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2015; and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.

____________________

*Incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M.D.C. HOLDINGS, INC.
(Registrant)

Date: February 3, 2016	By:	/s/ Robert N. Martin
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

Signature	Title	Date

/s/ Larry A. Mizel	Chairman of the Board of Directors and Chief Executive Officer	February 3, 2016
Larry A. Mizel	(principal executive officer)

/s/ David D. Mandarich	Director, President and Chief Operating Officer	February 3, 2016
David D. Mandarich

/s/ Robert N. Martin	Senior Vice President, Chief Financial Officer & Principal Accounting Officer	February 3, 2016
Robert N. Martin	(principal financial officer and principal accounting officer)

/s/ Raymond T. Baker	Director	February 3, 2016
Raymond T. Baker

/s/ Michael A. Berman	Director	February 3, 2016
Michael A. Berman

/s/ David E. Blackford	Director	February 3, 2016
David E. Blackford

/s/ Herbert T. Buchwald	Director	February 3, 2016
Herbert T. Buchwald

/s/ Paris G. Reece III	Director	February 3, 2016
Paris G. Reece III

/s/ David Siegel	Director	February 3, 2016
David Siegel

INDEX TO EXHIBITS

Exhibit Number	Description

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

4.3

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

4.4

Supplemental Indenture (6.000% Senior Notes due 2043), dated as of January 10, 2013, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed January 10, 2013). *

4.5

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

10.3	Second Amendment to Credit Agreement, dated as of December 18, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed December 21, 2015). *

10.4

Master Repurchase Agreement among HomeAmerican Mortgage Corporation, U.S. Bank National Association as Agent, and the other Buyers party thereto, dated as of November 12, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed November 17, 2008). *

10.5

First Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of October 29, 2009 (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q dated September 30, 2009). *

10.6

Second Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of October 21, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 25, 2010). *

10.7

Third Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 14, 2011 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated September 30, 2011). *

10.8

Fourth Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 29, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 30, 2011).*

10.9

Fifth Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of January 31, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated September 30, 2012). *

10.10

Sixth Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 21, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed September 24, 2012).*

10.11

Seventh Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of December 21, 2012 (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K dated December 31, 2012). *

10.12

Eighth Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 20, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 20, 2013). *

10.13

Ninth Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of December 31, 2013 (incorporated by reference to Exhibit 10.11of the Company's Annual Report on Form 10-K dated December 31, 2013). *

10.14

Tenth Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 19, 2014 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed September 22, 2014). *

10.15

Eleventh Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of December 19, 2014 (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K dated December 31, 2014). *

10.16

Twelfth Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 18, 2015 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed September 22, 2015). *

10.17

Custody Agreement by and between HomeAmerican Mortgage Corporation and U.S. Bank National Association as Agent and Custodian, dated as of November 12, 2008 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed November 17, 2008). *

10.18

M.D.C. Holdings, Inc. 2001 Equity Incentive Plan Effective March 26, 2001 (incorporated by reference to Exhibit B of the Company's Proxy Statement dated March 31, 2001 relating to the 2001 Annual Meeting of Stockholders). *

10.19

First Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 28, 2003 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated March 31, 2003). *

10.20	Second Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 29, 2008 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed May 1, 2008). *

10.21	Third Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 29, 2008 (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed May 1, 2008). *

10.22

Fourth Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K dated December 31, 2008). *

10.23	Form of Non-Qualified Stock Option Certificate (2001 Equity Incentive Plan) (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K dated December 31, 2004). *

10.24	Form of Restricted Stock Agreement (2001 Equity Incentive Plan) (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K dated December 31, 2004). *

10.25

M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors Effective March 26, 2001 (incorporated by reference to Exhibit C of the Company's Proxy Statement dated March 31, 2001 relating to the 2001 Annual Meeting of Stockholders). *

10.26

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

10.28

Form of Non-Qualified Stock Option Agreement (Stock Option Plan for Non-Employee Directors) (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K dated December 31, 2004). *

10.29	M.D.C. Holdings, Inc. 2011 Equity Incentive Plan, effective April 27, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 29, 2011). *

10.30	First Amendment to the M.D.C. Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 19, 2013).*

10.31	Second Amendment to the M.D.C. Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 24, 2015). *

10.32	Form of 2011 Stock Option Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q dated June 30, 2011). *

10.33	Form of 2011 Restricted Stock Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q dated June 30, 2011). *

10.34	Form of 2015 Restricted Stock Agreement (2011 Equity Incentive Plan).

10.35	Form of Executive Officer Stock Option Agreement under the 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed March 9, 2012).*

10.36

Form of Executive Officer Stock Option Agreement under the 2011 Equity Incentive Plan (May 18, 2015 grants) (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated June 30, 2015). *

10.37	M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors effective April 27, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 29, 2011). *

10.38

First Amendment to the M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed March 24, 2015). *

10.39

Form of 2011 Stock Option Agreement (2011 Stock Option Plan for Non-Employee Directors) (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated June 30, 2011). *

10.40

Form of Indemnification Agreement entered into between the Company and members of its Board of Directors (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed October 26, 2006).*

10.41

Form of Indemnification Agreement entered into between the Company and certain of its officers (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed October 26, 2006).*

10.42

M.D.C. Holdings, Inc. 2013 Executive Officer Performance-Based Compensation Plan, approved March 18, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 19, 2013). *

10.43	Employment Agreement, Larry A. Mizel, amended and restated as of August 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 26, 2008). *

10.44	Amendment to Employment Agreement of Larry A. Mizel, dated March 8, 2012 (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed March 9, 2012).*

10.45	Second Amendment to Employment Agreement of Larry A. Mizel, dated October 18, 2013 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed October 18, 2013).*

10.46	Employment Agreement, David D. Mandarich, amended and restated as of August 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 26, 2008). *

10.47	Amendment to Employment Agreement of David D. Mandarich, dated March 8, 2012 (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed March 9, 2012).*

10.48	Second Amendment to Employment Agreement of David D. Mandarich, dated October 18, 2013 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed October 18, 2013).*

10.49

Lease Agreement among MDC, Richmond American Homes of Colorado, Inc. and Larry A. Mizel, August 2, 2007 (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q dated June 30, 2007). *

10.50

Lease Agreement among MDC, Richmond American Homes of Colorado, Inc. and David D. Mandarich, August 2, 2007 (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q dated June 30, 2007). *

10.51

Change in Control and Separation Agreement between the Company and Michael Touff, dated as of July 30, 2008 (incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q filed July 31, 2008). *

10.52

Change in Control Agreement between the Company and Robert N. Martin, dated as of May 23, 2015 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 19, 2015).*

10.53

Form of Change in Control Agreement between the Company and certain employees of M.D.C. Holdings, Inc. (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed March 27, 1998). *

10.54

Independent Contractor Agreement between Mizel Design and Decorating Company and the Company effective as of January 1, 2005 (incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K dated December 31, 2004). *

10.55	Sub-Sublease agreement between MDC and CVentures, Inc., executed July 25, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed July 27, 2005). *

10.56

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

101

The following financial statements, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2015, (iii) Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2015, (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2015; and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.

____________________

*Incorporated by reference.