Form 10-Q
period 2016-03-31
MDC HOLDINGS INC
filed 2016-05-05
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 2, 2016, 49,008,835 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

(i)

ITEM 1.	Unaudited Consolidated Financial Statements

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets.

	March 31,	December 31,
	2016	2015
	(Dollars in thousands, except per share amounts)
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$99,031	$144,342
Marketable securities	77,154	92,387
Restricted cash	3,349	3,750
Trade and other receivables	38,096	23,314
Inventories:
Housing completed or under construction	862,515	747,036
Land and land under development	948,767	1,016,926
Total inventories	1,811,282	1,763,962
Property and equipment, net	29,374	28,226
Deferred tax asset, net	95,880	99,107
Metropolitan district bond securities (related party)	27,277	25,911
Prepaid and other assets	62,932	65,394
Total homebuilding assets	2,244,375	2,246,393
Financial Services:
Cash and cash equivalents	39,504	36,646
Marketable securities	12,268	11,307
Mortgage loans held-for-sale, net	82,193	115,670
Other assets	7,466	5,883
Total financial services assets	141,431	169,506
Total Assets	$2,385,806	$2,415,899
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$46,669	$40,472
Accrued liabilities	110,791	122,886
Revolving credit facility	15,000	15,000
Senior notes, net	840,798	840,524
Total homebuilding liabilities	1,013,258	1,018,882
Financial Services:
Accounts payable and accrued liabilities	54,033	52,114
Mortgage repurchase facility	60,221	88,611
Total financial services liabilities	114,254	140,725
Total Liabilities	1,127,512	1,159,607
Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 49,006,835 and 48,888,424 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	490	489
Additional paid-in-capital	918,488	915,746
Retained earnings	321,653	324,342
Accumulated other comprehensive income	17,663	15,715
Total Stockholders' Equity	1,258,294	1,256,292
Total Liabilities and Stockholders' Equity	$2,385,806	$2,415,899

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in thousands, except per share amounts)
	(Unaudited)
Homebuilding:
Home sale revenues	$394,420	$377,009
Land sale revenues	2,324	910
Total home and land sale revenues	396,744	377,919
Home cost of sales	(330,026)	(318,642)
Land cost of sales	(1,663)	(1,125)
Inventory impairments	-	(350)
Total cost of sales	(331,689)	(320,117)
Gross margin	65,055	57,802
Selling, general and administrative expenses	(56,277)	(50,532)
Interest and other income	1,850	1,865
Other expense	(1,541)	(1,145)
Other-than-temporary impairment of marketable securities	(431)	-
Homebuilding pretax income	8,656	7,990

Financial Services:
Revenues	11,017	10,591
Expenses	(6,241)	(6,159)
Interest and other income	841	904
Financial services pretax income	5,617	5,336

Income before income taxes	14,273	13,326
Provision for income taxes	(4,710)	(4,906)
Net income	$9,563	$8,420

Other comprehensive income related to available for sale securities, net of tax	1,948	1,308
Comprehensive income	$11,511	$9,728

Earnings per share:
Basic	$0.20	$0.17
Diluted	$0.20	$0.17

Weighted average common shares outstanding
Basic	48,827,971	48,714,637
Diluted	48,833,444	48,891,514

Dividends declared per share	$0.25	$0.25

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in thousands)
	(Unaudited)
Operating Activities:
Net income	$9,563	$8,420
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	2,987	875
Depreciation and amortization	1,073	1,083
Inventory impairments	-	350
Other-than-temporary impairment of marketable securities	431	-
Loss on sale of marketable securities	915	11
Amortization of discount / premiums on marketable debt securities, net	-	59
Deferred income tax expense	1,788	4,713
Net changes in assets and liabilities:
Restricted cash	401	(1,444)
Trade and other receivables	(15,251)	(6,141)
Mortgage loans held-for-sale	33,477	23,684
Housing completed or under construction	(115,357)	4,282
Land and land under development	68,311	(1,274)
Prepaid expenses and other assets	911	489
Accounts payable and accrued liabilities	(4,234)	(19,681)
Net cash provided by (used in) operating activities	(14,985)	15,426

Investing Activities:
Purchases of marketable securities	(5,482)	(20,484)
Maturities of marketable securities	-	1,510
Sales of marketable securities	20,600	12,976
Purchases of property and equipment	(1,944)	(340)
Net cash provided by (used in) investing activities	13,174	(6,338)

Financing Activities:
Payments on mortgage repurchase facility, net	(28,390)	(20,785)
Dividend payments	(12,252)	(12,213)
Net cash used in financing activities	(40,642)	(32,998)

Net decrease in cash and cash equivalents	(42,453)	(23,910)
Cash and cash equivalents:
Beginning of period	180,988	153,825
End of period	$138,535	$129,915

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. ("MDC," “the Company," “we,” “us,” or “our” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at March 31, 2016 and for all periods presented. Certain prior year balances have been reclassified to conform to the current year’s presentation. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2015.

2.	Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which is a comprehensive new revenue recognition model. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for our interim and annual reporting periods beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We do not plan to early adopt the guidance and are currently evaluating the method of adoption and impact the update will have on our consolidated financial statements and related disclosures.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which amends the consolidation requirements in Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”), primarily related to limited partnerships and variable interest entities. ASU 2015-02 was effective for our interim and annual reporting periods beginning January 1, 2016 and did not have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which makes a number of changes to the current GAAP model, including changes to the accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Under ASU 2016-01, we will primarily be impacted by the changes to accounting for equity instruments with readily determinable fair values as they will no longer be permitted to be classified as available-for-sale (changes in fair value reported through other comprehensive income) and instead, all changes in fair value will be reported in earnings. ASU 2016-01 is effective for our interim and annual reporting periods beginning January 1, 2018. Early adoption of this particular guidance from ASU 2016-01 is not permitted. We are currently evaluating the method of adoption and impact the update will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which requires a lessee to recognize a right-of-use asset and a corresponding lease liability for virtually all leases. The liability will be equal to the present value of lease payments while the right-of-use asset will be based on the liability, subject to adjustment, such as for initial direct costs. In addition, ASU 2016-02 expands the disclosure requirements for lessees. ASU 2016-02 is effective for our interim and annual reporting periods beginning January 1, 2019. We are currently evaluating the method of adoption and impact the update will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. ASU 2016-09 is effective for our interim and annual reporting periods beginning January 1, 2017. Early adoption is permitted. We are currently evaluating the method of adoption and impact the update will have on our consolidated financial statements and related disclosures.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

3.	Segment Reporting

An operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Chief Operating Decision Maker (“CODM”), or decision-making group, to evaluate performance and make operating decisions. We have identified our CODM as two key executives—the Chief Executive Officer and the Chief Operating Officer.

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

Corporate is a non-operating segment that develops and implements strategic initiatives and supports our operating divisions by centralizing key administrative functions such as finance and treasury, information technology, insurance and risk management, litigation and human resources. Corporate also provides the necessary administrative functions to support MDC as a publicly traded company. A portion of the expenses incurred by Corporate are allocated to the homebuilding operating segments based on their respective percentages of assets, and to a lesser degree, a portion of Corporate expenses are allocated to the financial services segments. A majority of Corporate’s personnel and resources are primarily dedicated to activities relating to the homebuilding segments, and, therefore, the balance of any unallocated Corporate expenses is included in our homebuilding operations.

The following table summarizes home and land sale revenues for our homebuilding operations and revenues for our financial services operations.

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in thousands)
Homebuilding
West	$191,375	$176,817
Mountain	137,824	124,021
East	67,545	77,081
Total homebuilding revenues	$396,744	$377,919

Financial Services
Mortgage operations	$6,870	$6,649
Other	4,147	3,942
Total financial services revenues	$11,017	$10,591

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The following table summarizes pretax income (loss) for our homebuilding and financial services operations:

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in thousands)
Homebuilding
West	$9,698	$8,503
Mountain	10,084	7,420
East	1,367	(421)
Corporate	(12,493)	(7,512)
Total homebuilding pretax income	$8,656	$7,990

Financial Services
Mortgage operations	$3,323	$2,792
Other	2,294	2,544
Total financial services pretax income	$5,617	$5,336

Total pretax income	$14,273	$13,326

The following table summarizes total assets for our homebuilding and financial services operations. The assets in our West, Mountain and East segments consist primarily of inventory while the assets in our Corporate segment primarily include our cash and cash equivalents, marketable securities and deferred tax assets. The assets in our financial services segment consist mostly of cash and cash equivalents, marketable securities and mortgage loans held-for-sale.

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
Homebuilding assets
West	$1,041,898	$991,393
Mountain	539,308	536,831
East	331,421	324,457
Corporate	331,748	393,712
Total homebuilding assets	$2,244,375	$2,246,393

Financial services assets
Mortgage operations	$92,941	$123,176
Other	48,490	46,330
Total financial services assets	$141,431	$169,506

Total assets	$2,385,806	$2,415,899

4.	Earnings Per Share

ASC Topic 260, Earnings Per Share (“ASC 260”), requires a company that has participating security holders (for example, holders of unvested restricted stock that has nonforfeitable dividend rights) to utilize the two-class method for calculating earnings per share (“EPS”) unless the treasury stock method results in lower EPS. The two-class method is an allocation of earnings/(loss) between the holders of common stock and a company’s participating security holders. Under the two-class method, earnings/(loss) for the reporting period are allocated between common shareholders and other security holders based on their respective rights to receive distributed earnings (i.e., dividends) and undistributed earnings (i.e., net income/(loss)). Our common shares outstanding are comprised of shareholder owned common stock and participating security holders consisting of shareholders of unvested restricted stock. Basic EPS is calculated by dividing income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding, excluding participating shares in accordance with ASC 260. To calculate diluted EPS, basic EPS is further adjusted to include the effect of potential dilutive stock options outstanding. The following table shows basic and diluted EPS calculations:

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in thousands, except per share amounts)
Numerator
Net income	$9,563	$8,420
Less: distributed earnings allocated to participating securities	(40)	(25)
Less: undistributed earnings allocated to participating securities	-	-
Net income attributable to common stockholders (numerator for basic earnings per share)	9,523	8,395
Add back: undistributed earnings allocated to participating securities	-	-
Less: undistributed earnings reallocated to participating securities	-	-
Numerator for diluted earnings per share under two class method	$9,523	$8,395

Denominator
Weighted-average common shares outstanding	48,827,971	48,714,637
Add: dilutive effect of stock options	5,473	176,877
Denominator for diluted earnings per share under two class method	48,833,444	48,891,514

Basic Earnings Per Common Share	$0.20	$0.17
Diluted Earnings Per Common Share	$0.20	$0.17

Diluted EPS for the three months ended March 31, 2016 excluded options to purchase approximately 6.6 million shares of common stock because the effect of their inclusion would be anti-dilutive. For the same period in 2015, diluted EPS excluded options to purchase approximately 3.7 million shares.

5.	Accumulated Other Comprehensive Income

The following table sets forth our changes in accumulated other comprehensive income (“AOCI”):

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in thousands)
Unrealized gains on available-for-sale marketable securities [1] :
Beginning balance	$3,657	$2,775
Other comprehensive income (loss) before reclassifications	524	360
Amounts reclassified from AOCI [2]	835	7
Ending balance	$5,016	$3,142

Unrealized gains on available-for-sale metropolitan district bond securities [1] :
Beginning balance	$12,058	$7,680
Other comprehensive income before reclassifications	589	941
Amounts reclassified from AOCI	-	-
Ending balance	$12,647	$8,621

Total ending AOCI	$17,663	$11,763

 _______________________

(1)	All amounts net-of-tax.
(2)	See separate table below for details about these reclassifications

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The following table sets forth the activity related to reclassifications out of accumulated other comprehensive income related to available for sale securities:

	Three Months Ended
	March 31,
Affected Line Item in the Statements of Operations	2016	2015
	(Dollars in thousands)
Homebuilding other expense	$(915)	$(12)
Other-than-temporary impairment of marketable securities	(431)	-
Financial services interest and other income	-	1
Income before income taxes	(1,346)	(11)
Provision for income taxes	511	4
Net income	$(835)	$(7)

6.	Fair Value Measurements

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

The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis:

		Fair Value
Financial Instrument	Hierarchy	March 31, 2016	December 31, 2015
		(Dollars in thousands)
Marketable equity securities (available-for-sale)	Level 1	$89,422	$103,694
Mortgage loans held-for-sale, net	Level 2	$82,193	$115,670
Metropolitan district bond securities (related party) (available-for-sale)	Level 3	$27,277	$25,911

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of March 31, 2016 and December 31, 2015.

Cash and cash equivalents, restricted cash, trade and other receivables, prepaid and other assets, accounts payable, accrued liabilities and borrowings on our revolving credit facility. Fair value approximates carrying value.

Marketable Securities.  As of March 31, 2016 and December 31, 2015, we only held marketable equity securities. However, during 2015, we also held marketable debt securities.  Our equity securities consist of holdings in corporate equities and holdings in mutual fund securities, which are primarily invested in debt securities. Our debt securities consisted primarily of fixed and floating rate interest earning debt securities, which may have included, among others, United States government and government agency debt and corporate debt. As of March 31, 2016 and December 31, 2015, all of our equity securities were treated as available-for-sale investments and as such, are recorded at fair value with all changes in fair value initially recorded through AOCI, subject to an assessment to determine if an unrealized loss, if applicable, is other-than-temporary.

Each quarter we assess all of our securities in an unrealized loss position for a potential other-than-temporary impairment (“OTTI”). If the unrealized loss is determined to be other-than-temporary, an OTTI is recorded in the consolidated statements of operations and comprehensive income. During the three months ended March 31, 2016, we recorded a pretax OTTI of $0.4 million for certain of our equity securities that were in an unrealized loss position as of the end of the quarter. The OTTI is included in other-than-temporary impairment of marketable securities in the homebuilding section of our consolidated statements of operations and comprehensive income. No such impairments were recorded during the three months ended March 31, 2015.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The following tables set forth the cost and fair value of our marketable equity securities:

	March 31, 2016
	Original Cost Basis	OTTI	Net Cost Basis	Fair Value
	(Dollars in thousands)
Homebuilding equity securities	$70,666	$(2,324)	$68,342	$77,154
Financial services equity securities	12,988	-	12,988	12,268
Total marketable equity securities	$83,654	$(2,324)	$81,330	$89,422

	December 31, 2015
	Original Cost Basis	OTTI	Net Cost Basis	Fair Value
	(Dollars in thousands)
Homebuilding equity securities	$89,738	$(3,969)	$85,769	$92,387
Financial services equity securities	12,026	-	12,026	11,307
Total marketable equity securities	$101,764	$(3,969)	$97,795	$103,694

As of March 31, 2016 and December 31, 2015, our marketable equity securities were in a net unrealized gain position totaling $8.1 million and $5.9 million, respectively. Our individual marketable equity securities that were in unrealized loss positions, excluding those that were impaired as part of any OTTI, aggregated to an unrealized loss of $0.9 million as of both March 31, 2016 and December 31, 2015, respectively. The table below sets forth the aggregated unrealized losses for individual equity securities that were in unrealized loss positions but did not have OTTIs recognized. We do not believe the decline in the value of these marketable securities as of March 31, 2016 is other-than-temporary.

	March 31, 2016			December 31, 2015
	Number of Securities in an Unrealized Loss Position	Aggregate Unrealized Loss Position	Aggregate Fair Value of Securities in an Unrealized Loss Position	Number of Securities in an Unrealized Loss Position	Aggregate Unrealized Loss Position	Aggregate Fair Value of Securities in an Unrealized Loss Position
	(Dollars in thousands)
Marketable equity securities	5	$(925)	$7,102	4	$(882)	$6,116

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The table below sets forth gross realized gains and losses from the sale of available-for-sale marketable securities, which were included in other expense in the homebuilding section, or interest and other income in the financial services section, of our consolidated statements of operations and comprehensive income. Some of the losses realized in the current year may have been recognized in prior years through an OTTI.

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in thousands)
Gross realized gains on sales of available-for-sale securities
Equity securities	$91	$237
Debt securities	-	166
Total	$91	$403

Gross realized losses on sales of available-for-sale securities
Equity securities	$(1,006)	$(325)
Debt securities	-	(89)
Total	$(1,006)	$(414)

Net realized loss on sales of available-for-sale securities	$(915)	$(11)

Mortgage Loans Held-for-Sale, Net.  As of March 31, 2016, the primary components of our mortgage loans held-for-sale that are measured at fair value on a recurring basis are: (1) mortgage loans held-for-sale under commitments to sell; and (2) mortgage loans held-for-sale not under commitments to sell. At March 31, 2016 and December 31, 2015, we had $62.2 million and $92.6 million, respectively, of mortgage loans held-for-sale under commitments to sell for which fair value was based upon Level 2 inputs, which were the quoted market prices for those mortgage loans. At March 31, 2016 and December 31, 2015, we had $20.0 million and $23.1 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input.

Gains on sales of mortgage loans, net, were $5.6 million and $4.4 million for the three months ended March 31, 2016 and 2015, respectively, and are included as a component of revenues in the financial services section of the consolidated statements of operations and comprehensive income.

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

In accordance with ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”), we adjust the bond principal balance using an interest accretion model that utilizes future cash flows expected to be collected. Furthermore, as this investment is accounted for as an available-for-sale asset, we update its fair value on a quarterly basis, with the adjustment being recorded through AOCI. The fair value is based upon a discounted future cash flow model, which uses Level 3 inputs. The primary unobservable inputs used in our discounted cash flow model are (1) the forecasted number of homes to be closed, as they drive increases to the tax paying base for the Metro District, (2) the forecasted assessed value of those closed homes and (3) the discount rate. Cash receipts, which are typically only received in the fourth quarter, reduce the carrying value of the Metro Bonds. The increases in the value of the Metro Bonds during the past two years are based on a larger percentage of future cash flows coming from homes that have closed, which utilize a lower discount rate as those cash flows have a reduced amount of risk. The table below provides quantitative data, as of March 31, 2016, regarding each unobservable input and the sensitivity of fair value to potential changes in those unobservable inputs.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

	Quantitative Data				Sensitivity Analysis
Unobservable Input	Range			Weighted Average	Movement in Fair Value from Increase in Input	Movement in Fair Value from Decrease in Input
Number of homes closed per year	0	to	113	91	Increase	Decrease
Average sales price	$418,000	to	$1,200,000	$486,000	Increase	Decrease
Discount rates	5%	to	12%	7.4%	Decrease	Increase

The table set forth below summarizes the activity for our Metro Bonds:

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$25,911	$18,203
Increase in fair value (recorded in other comprehensive income)	950	1,418
Change due to accretion of principal	416	357
Cash receipts	-	-
Balance at end of period	$27,277	$19,978

Mortgage Repurchase Facility. The debt associated with our mortgage repurchase facility (see Note 18 for further discussion) is at floating rates or at fixed rates that approximate current market rates and have relatively short-term maturities, generally within 30 days. The fair value approximates carrying value and is based on Level 2 inputs.

Senior Notes. The estimated values of the senior notes in the following table are based on Level 2 inputs, which primarily reflect estimated prices for our senior notes and were obtained from multiple pricing sources.

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
5⅝% Senior Notes due February 2020, net	$246,247	$252,592	$246,032	$257,813
5½% Senior Notes due January 2024, net	248,254	239,833	248,209	252,188
6% Senior Notes due January 2043, net	346,297	268,753	346,283	276,938
Total	$840,798	$761,178	$840,524	$786,939

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

7.	Inventories

The following table sets forth, by reportable segment, information relating to our homebuilding inventories:

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$440,914	$365,867
Mountain	277,542	253,578
East	144,059	127,591
Subtotal	862,515	747,036
Land and Land Under Development:
West	549,559	580,682
Mountain	236,702	259,484
East	162,506	176,760
Subtotal	948,767	1,016,926
Total Inventories	$1,811,282	$1,763,962

Our inventories are primarily associated with communities where we intend to construct and sell homes, including models and unsold homes (defined as homes under construction without a sales contract). Costs capitalized to land and land under development primarily include: (1) land costs; (2) land development costs; (3) entitlement costs; (4) capitalized interest; (5) engineering fees; and (6) title insurance, real property taxes and closing costs directly related to the purchase of the land parcel. Components of housing completed or under construction primarily include: (1) land costs transferred from land and land under development; (2) direct construction costs associated with a house; (3) real property taxes, engineering fees, permits and other fees; (4) capitalized interest; and (5) indirect construction costs, which include field construction management salaries and benefits, utilities and other construction related costs. Land costs are transferred from land and land under development to housing completed or under construction at the point in time that construction of a home on an owned lot begins.

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

If events or circumstances indicate that the carrying value of our inventory may not be recoverable, assets are reviewed for impairment by comparing the undiscounted estimated future cash flows from an individual subdivision (including capitalized interest) to its carrying value. If the undiscounted future cash flows are less than the subdivision’s carrying value, the carrying value of the subdivision is written down to its then estimated fair value. We generally determine the estimated fair value of each subdivision by determining the present value of the estimated future cash flows at discount rates, which are Level 3 inputs, that are commensurate with the risk of the subdivision under evaluation. The evaluation for the recoverability of the carrying value of the assets for each individual subdivision can be impacted significantly by our estimates of future home sale revenues, home construction costs, and development costs per home, all of which are Level 3 inputs.

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

Impairments of homebuilding inventory by segment for the three months ended March 31, 2016 and 2015 are shown in the table below.

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in thousands)
West	$-	$-
Mountain	-	-
East	-	350
Total Inventory Impairments	$-	$350

The table below provides quantitative data, for the periods presented, used in determining the fair value of the impaired inventory.

	Impairment Data				Quantitative Data
Three Months Ended	Total Subdivisions Tested	Inventory Impairments	Fair Value of Inventory After Impairments	Number of Subdivisions Impaired	Discount Rate
	(Dollars in thousands)
March 31, 2016	14	$-	$-	-	N/A
March 31, 2015	22	$350	$3,701	1	8.7%

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

8.	Capitalization of Interest

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

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in thousands)
Homebuilding interest incurred	$13,218	$13,251
Less: Interest capitalized	(13,218)	(13,251)
Homebuilding interest expensed	$-	$-

Interest capitalized, beginning of period	$77,541	$79,231
Plus: Interest capitalized during period	13,218	13,251
Less: Previously capitalized interest included in home and land cost of sales	(10,976)	(12,491)
Interest capitalized, end of period	$79,783	$79,991

9.	Homebuilding Prepaid Expenses and Other Assets

The following table sets forth the components of homebuilding prepaid and other assets:

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
Land option deposits	$9,254	$11,997
Deferred marketing costs	32,803	31,152
Prepaid expenses	5,978	6,500
Goodwill	6,008	6,008
Deferred debt issuance costs, net	5,287	5,570
Other	3,602	4,167
Total	$62,932	$65,394

10.	Homebuilding Accrued Liabilities and Financial Services Accounts Payable and Accrued Liabilities

The following table sets forth information relating to homebuilding accrued liabilities:

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
Customer and escrow deposits	$26,570	$20,717
Warranty accrual	16,852	15,328
Accrued compensation and related expenses	13,926	25,492
Accrued interest	11,031	23,234
Land development and home construction accruals	11,164	11,465
Other accrued liabilities	31,248	26,650
Total accrued liabilities	$110,791	$122,886

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The following table sets forth information relating to financial services accounts payable and accrued liabilities:

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
Insurance reserves	$46,379	$45,811
Accounts payable and other accrued liabilities	7,654	6,303
Total accounts payable and accrued liabilities	$54,033	$52,114

11.	Warranty Accrual

Our homes are sold with limited third-party warranties. We record accruals for general and structural warranty claims, as well as accruals for known, unusual warranty-related expenditures. Our warranty accruals are recorded based upon historical payment experience in an amount estimated to be adequate to cover expected costs of materials and outside labor during warranty periods. The determination of the warranty accrual rate for closed homes and the evaluation of our warranty accrual balance at period end are based on an internally developed analysis that includes known facts and interpretations of circumstances, including, among other things, our trends in historical warranty payment levels and warranty payments for claims not considered to be normal and recurring.

Our warranty accrual is included in accrued liabilities in the homebuilding section of our consolidated balance sheets and adjustments to our warranty accrual are recorded as an increase or reduction to home cost of sales in the homebuilding section of our consolidated statements of operations and comprehensive income.

The table set forth below summarizes accrual, adjustment and payment activity related to our warranty accrual for the three months ended March 31, 2016 and 2015. During the 2016 first quarter, we recorded a $3.0 million adjustment to increase our warranty accrual primarily due to higher than expected recent warranty related expenditures. There was no such adjustment for the three months ended March 31, 2015. Additionally, from time to time, we change our warranty accrual rates based on payment trends. Any changes made to those rates did not materially affect our warranty expense or gross margin from home sales for the three months ended March 31, 2016.

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$15,328	$18,346
Expense provisions	1,452	1,115
Cash payments	(2,915)	(1,700)
Adjustments	2,987	-
Balance at end of period	$16,852	$17,761

12.	Insurance Reserves

The establishment of reserves for estimated losses associated with insurance policies issued by Allegiant and re-insurance agreements issued by StarAmerican are based on actuarial studies that include known facts and interpretations of circumstances, including our experience with similar cases and historical trends involving claim payment patterns, pending levels of unpaid claims, product mix or concentration, claim severity, frequency patterns depending on the business conducted, and changing regulatory and legal environments. It is possible that future changes in the insurance payment experience used in estimating our ultimate insurance losses could have a material impact on our insurance reserves.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The table set forth below summarizes the insurance reserve activity for the three months ended March 31, 2016 and 2015. The insurance reserve is included as a component of accrued liabilities in the financial services section of the consolidated balance sheets.

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$45,811	$50,470
Expense provisions	1,388	1,273
Cash payments, net of recoveries	(820)	(1,728)
Balance at end of period	$46,379	$50,015

In the ordinary course of business, we make payments from our insurance reserves to settle litigation claims arising primarily from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the three months ended March 31, 2016 and 2015 are not necessarily indicative of what future cash payments will be for subsequent periods.

13.	Income Taxes

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. Our overall effective income tax rates were 33.0% and 36.8% for the three months ended March 31, 2016 and 2015, respectively, resulting in income tax expense of $4.7 million and $4.9 million for the same periods, respectively. The year-over-year improvement in our effective tax rate is primarily the result of our estimated 2016 full year effective tax rate (1) including estimated energy credits versus no such estimate as of March 31, 2015 as the credit for both 2015 and 2016 was not approved by the U.S. Congress until December of 2015 and (2) including a domestic manufacturing deduction whereas we were not eligible for this deduction in the prior year due to net operating loss carryforwards.

At March 31, 2016 and December 31, 2015 we had deferred tax assets, net of valuation allowances and deferred tax liabilities, of $95.9 million and $99.1 million, respectively. The valuation allowances were related to (1) various state net operating loss carryforwards where realization is more uncertain at this time due to the limited carryforward periods that exist in certain states and (2) the portion of the amount by which the carrying value of our Metro Bonds for tax purposes exceeds our carrying value for book purposes, as we believe realization of that portion is more uncertain at this time.

14.	Senior Notes

The carrying value of our senior notes as of March 31, 2016 and December 31, 2015, net of any unamortized debt issuance costs or discount, were as follows:

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
5⅝% Senior Notes due February 2020, net	$246,247	$246,032
5½% Senior Notes due January 2024, net	248,254	248,209
6% Senior Notes due January 2043, net	346,297	346,283
Total	$840,798	$840,524

Our senior notes are not secured and, while the senior note indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by substantially all of our homebuilding segment subsidiaries.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

15.	Stock Based Compensation

We account for share-based awards in accordance with ASC 718, which requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period. Stock-based compensation awards are valued at fair value on the date of grant. The following table sets forth share-based award expense activity for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in thousands)
Stock option grant expense	$2,650	$376
Restricted stock awards expense	337	499
Total stock based compensation	$2,987	$875

On May 18, 2015, the Company granted a non-qualified stock option to each of the Chief Executive Officer and the Chief Operating Officer for 1,000,000 shares of common stock under the Company’s 2011 Equity Incentive Plan. The terms of each option provide that, over a five year period, one third of the option shares will vest as of each of the third, fourth, and fifth anniversary dates of the grant of the option; provided that all unvested option shares will vest immediately in the event the closing price of the Company’s stock, as reported by the New York Stock Exchange, in any 20 out of 30 consecutive trading days closes at a price equal to or greater than 120% of the closing price on the date of grant (the “market-based condition”). The option exercise price is equal to the closing price of the Company’s common stock on the date of grant, which was $28.45 and the expiration date of each option is May 18, 2025. In accordance with ASC 718, the market-based awards were assigned a fair value of $5.62 per share on the date of grant using a Monte Carlo simulation model, which resulted in $11.2 million in future expense being recorded on a straight-line basis through the end of the 2016 second quarter. For the 2016 first quarter, $3.0 million of total stock-based compensation expense was recognized, $2.5 million of which was related to the market-based option grants discussed above.

16.	Commitments and Contingencies

Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At March 31, 2016, we had issued and outstanding surety bonds and letters of credit totaling $164.7 million and $58.4 million, respectively, including $35.3 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $51.9 million and $43.3 million, respectively. The letters of credit as of March 31, 2016, excluding those issued by HomeAmerican, were outstanding under our unsecured revolving credit facility (see Note 18 for further discussion of the revolving credit facility). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The following table summarizes the mortgage loan loss reserve activity for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$201	$810
Expense provisions	-	725
Cash payments	-	-
Adjustments	(41)	(310)
Balance at end of period	$160	$1,225

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

Lot Option Contracts. In the normal course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allow us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, and minimizes the amount of our land inventories on our consolidated balance sheets. Our obligation with respect to Option Contracts is generally limited to forfeiture of the related deposits. At March 31, 2016, we had cash deposits and letters of credit totaling $8.8 million and $2.7 million, respectively, at risk associated with the option to purchase 1,934 lots.

17.	Derivative Financial Instruments

The derivative instruments we utilize in the normal course of business are interest rate lock commitments and forward sales of mortgage-backed securities, both of which typically are short-term in nature. Forward sales of mortgage-backed securities are utilized to hedge changes in fair value of our interest rate lock commitments as well as mortgage loans held-for-sale not under commitments to sell. For forward sales of securities, as well as interest rate lock commitments that are still outstanding at the end of a reporting period, we record the changes in fair value of the derivatives in revenues in the financial services section of our consolidated statements of operations and comprehensive income with an offset to other assets or accounts payable and accrued liabilities in the financial services section of our consolidated balance sheets, depending on the nature of the change.

At March 31, 2016, we had interest rate lock commitments with an aggregate principal balance of $122.8 million. Additionally, we had $20.0 million of mortgage loans held-for-sale at March 31, 2016 that had not yet been committed to a mortgage purchaser. In order to hedge the changes in fair value of our interest rate lock commitments and mortgage loans held-for-sale that had not yet been committed to a mortgage purchaser, we had forward sales of securities totaling $80.5 million at March 31, 2016.

For the three months ended March 31, 2016 and 2015, we recorded net gains on our derivatives of $0.6 million and $0.6 million, respectively.

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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of March 31, 2016.

We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At March 31, 2016 and December 31, 2015, there were $23.0 million and $22.5 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. At both March 31, 2016 and December 31, 2015, we had $15.0 million in outstanding borrowings under the Revolving Credit Facility. As of March 31, 2016, availability under the Revolving Credit Facility was approximately $512.0 million.

Mortgage Repurchase Facility. HomeAmerican has a master repurchase agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”) that will expire on September 16, 2016. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased on March 29, 2016 from $50 million to $80 million and was effective through April 27, 2016. The Mortgage Repurchase Facility also had a temporary increase in the maximum aggregate commitment from $50 million to $90 million from December 23, 2015 through January 31, 2016. At March 31, 2016 and December 31, 2015, there were $60.2 million and $88.6 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is LIBOR-based. The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth Ratio, (iii) a minimum Adjusted Net Income requirement, and (iv) a minimum Liquidity requirement. The foregoing terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of March 31, 2016.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Balance Sheet

	March 31, 2016
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and cash equivalents	$95,785	$3,246	$-	$-	$99,031
Marketable securities	77,154	-	-	-	77,154
Restricted cash	-	3,349	-	-	3,349
Trade and other receivables	5,810	34,603	-	(2,317)	38,096
Inventories:
Housing completed or under construction	-	862,515	-	-	862,515
Land and land under development	-	948,767	-	-	948,767
Total inventories	-	1,811,282	-	-	1,811,282

Intercompany receivables	1,652,426	2,805	5,819	(1,661,050)	-
Investment in subsidiaries	202,145	-	-	(202,145)	-
Property and equipment, net	26,882	2,492	-	-	29,374
Deferred tax asset, net	94,322	-	-	1,558	95,880
Metropolitan district bond securities (related party)	27,277	-	-	-	27,277
Prepaid and other assets	5,277	57,655	-	-	62,932
Total homebuilding assets	2,187,078	1,915,432	5,819	(1,863,954)	2,244,375

Financial Services:
Cash and cash equivalents	-	-	39,504	-	39,504
Marketable securities	-	-	12,268	-	12,268
Intercompany receivables	-	-	38,999	(38,999)	-
Mortgage loans held-for-sale, net	-	-	82,193	-	82,193
Other assets	-	-	9,024	(1,558)	7,466
Total financial services assets	-	-	181,988	(40,557)	141,431
Total Assets	$2,187,078	$1,915,432	$187,807	$(1,904,511)	$2,385,806

LIABILITIES AND EQUITY

Homebuilding:
Accounts payable	$-	$46,669	$-	$-	$46,669
Accrued liabilities	25,363	84,903	142	383	110,791
Advances and notes payable to parent and subsidiaries	47,623	1,622,233	26,270	(1,696,126)	-
Revolving credit facility	15,000	-	-	-	15,000
Senior notes, net	840,798	-	-	-	840,798
Total homebuilding liabilities	928,784	1,753,805	26,412	(1,695,743)	1,013,258

Financial Services:
Accounts payable and other liabilities	-	-	56,733	(2,700)	54,033
Advances and notes payable to parent and subsidiaries	-	-	3,923	(3,923)	-
Mortgage repurchase facility	-	-	60,221	-	60,221
Total financial services liabilities	-	-	120,877	(6,623)	114,254
Total Liabilities	928,784	1,753,805	147,289	(1,702,366)	1,127,512

Equity:
Total Stockholders' Equity	1,258,294	161,627	40,518	(202,145)	1,258,294
Total Liabilities and Stockholders' Equity	$2,187,078	$1,915,432	$187,807	$(1,904,511)	$2,385,806

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Balance Sheet

	December 31, 2015
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and cash equivalents	$141,245	$3,097	$-	$-	$144,342
Marketable securities	92,387	-	-	-	92,387
Restricted cash	-	3,750	-	-	3,750
Trade and other receivables	5,304	20,297	-	(2,287)	23,314
Inventories:
Housing completed or under construction	-	747,036	-	-	747,036
Land and land under development	-	1,016,926	-	-	1,016,926
Total inventories	-	1,763,962	-	-	1,763,962

Intercompany receivables	1,509,551	2,850	5,291	(1,517,692)	-
Investment in subsidiaries	267,191	-	-	(267,191)	-
Property and equipment, net	26,073	2,153	-	-	28,226
Deferred tax asset, net	97,083	-	-	2,024	99,107
Metropolitan district bond securities (related party)	25,911	-	-	-	25,911
Prepaid and other assets	5,973	59,421	-	-	65,394
Total homebuilding assets	2,170,718	1,855,530	5,291	(1,785,146)	2,246,393

Financial Services:
Cash and cash equivalents	-	-	36,646	-	36,646
Marketable securities	-	-	11,307	-	11,307
Intercompany receivables	-	-	39,234	(39,234)	-
Mortgage loans held-for-sale, net	-	-	115,670	-	115,670
Other assets	-	-	7,907	(2,024)	5,883
Total financial services assets	-	-	210,764	(41,258)	169,506
Total Assets	$2,170,718	$1,855,530	$216,055	$(1,826,404)	$2,415,899

LIABILITIES AND EQUITY

Homebuilding:
Accounts payable	$-	$40,472	$-	$-	$40,472
Accrued liabilities	11,527	108,445	(33)	2,947	122,886
Advances and notes payable to parent and subsidiaries	47,375	1,480,589	25,536	(1,553,500)	-
Revolving credit facility	15,000	-	-	-	15,000
Senior notes, net	840,524	-	-	-	840,524
Total homebuilding liabilities	914,426	1,629,506	25,503	(1,550,553)	1,018,882

Financial Services:
Accounts payable and accrued liabilities	-	-	57,348	(5,234)	52,114
Advances and notes payable to parent and subsidiaries	-	-	3,426	(3,426)	-
Mortgage repurchase facility	-	-	88,611	-	88,611
Total financial services liabilities	-	-	149,385	(8,660)	140,725
Total Liabilities	914,426	1,629,506	174,888	(1,559,213)	1,159,607

Equity:
Total Stockholders' Equity	1,256,292	226,024	41,167	(267,191)	1,256,292
Total Liabilities and Stockholders' Equity	$2,170,718	$1,855,530	$216,055	$(1,826,404)	$2,415,899

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statement of Operations

	Three Months Ended March 31, 2016
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$396,744	$-	$-	$396,744
Home and land cost of sales	-	(331,389)	(300)	-	(331,689)
Inventory impairments	-	-	-	-	-
Total cost of sales	-	(331,389)	(300)	-	(331,689)
Gross margin	-	65,355	(300)	-	65,055
Selling, general, and administrative expenses	(12,102)	(44,016)	-	(159)	(56,277)
Equity income of subsidiaries	17,370	-	-	(17,370)	-
Interest and other income	1,386	729	1	(266)	1,850
Other expense	(916)	(625)	-	-	(1,541)
Other-than-temporary impairment of marketable securities	(431)	-	-	-	(431)
Homebuilding pretax income (loss)	5,307	21,443	(299)	(17,795)	8,656
Financial Services:
Financial services pretax income	-	-	5,192	425	5,617
Income before income taxes	5,307	21,443	4,893	(17,370)	14,273
(Provision) benefit for income taxes	4,256	(7,076)	(1,890)	-	(4,710)
Net income	$9,563	$14,367	$3,003	$(17,370)	$9,563
Other comprehensive income related to available for sale securities, net of tax	1,948	-	(1)	1	1,948
Comprehensive income	$11,511	$14,367	$3,002	$(17,369)	$11,511

	Three Months Ended March 31, 2015
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$377,919	$-	$-	$377,919
Home and land cost of sales	-	(319,767)	-	-	(319,767)
Inventory impairments	-	(350)	-	-	(350)
Total cost of sales	-	(320,117)	-	-	(320,117)
Gross margin	-	57,802	-	-	57,802
Selling, general, and administrative expenses	(8,922)	(41,457)	-	(153)	(50,532)
Equity income of subsidiaries	12,992	-	-	(12,992)	-
Interest and other income	1,574	281	5	5	1,865
Interest expense	86	-	-	(86)	-
Other expense	(13)	(1,132)	-	-	(1,145)
Other-than-temporary impairment of marketable securities	-	-	-	-	-
Homebuilding pretax income (loss)	5,717	15,494	5	(13,226)	7,990
Financial Services:
Financial services pretax income	-	-	5,102	234	5,336
Income before income taxes	5,717	15,494	5,107	(12,992)	13,326
(Provision) benefit for income taxes	2,703	(5,704)	(1,905)	-	(4,906)
Net income	$8,420	$9,790	$3,202	$(12,992)	$8,420
Other comprehensive income related to available for sale securities, net of tax	1,308	-	259	(259)	1,308
Comprehensive income	$9,728	$9,790	$3,461	$(13,251)	$9,728

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statement of Cash Flows

	Three Months Ended March 31, 2016
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$12,225	$(62,160)	$34,950	$-	$(14,985)
Net cash provided by (used in) investing activities	(45,433)	(528)	(976)	60,111	13,174
Financing activities:
Payments from (advances to) subsidiaries	-	62,837	(2,726)	(60,111)	-
Mortgage repurchase facility	-	-	(28,390)	-	(28,390)
Dividend payments	(12,252)	-	-	-	(12,252)
Net cash provided by (used in) financing activities	(12,252)	62,837	(31,116)	(60,111)	(40,642)

Net increase in cash and cash equivalents	(45,460)	149	2,858	-	(42,453)
Cash and cash equivalents:
Beginning of period	141,245	3,097	36,646	-	180,988
End of period	$95,785	$3,246	$39,504	$-	$138,535

	Three Months Ended March 31, 2015
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$17,605	$(25,582)	$23,403	$-	$15,426
Net cash provided by (used in) investing activities	(27,027)	(258)	(3,026)	23,973	(6,338)
Financing activities:
Payments from (advances to) subsidiaries	-	26,159	(2,186)	(23,973)	-
Mortgage repurchase facility	-	-	(20,785)	-	(20,785)
Dividend payments	(12,213)	-	-	-	(12,213)
Net cash provided by (used in) financing activities	(12,213)	26,159	(22,971)	(23,973)	(32,998)

Net increase in cash and cash equivalents	(21,635)	319	(2,594)	-	(23,910)
Cash and cash equivalents:
Beginning of period	119,951	2,691	31,183	-	153,825
End of period	$98,316	$3,010	$28,589	$-	$129,915

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are based upon management’s experiences, observations, and analyses. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in "Item 1A: Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2015 and this Quarterly Report on Form 10-Q.

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$394,420	$377,009
Land sale revenues	2,324	910
Total home and land sale revenues	396,744	377,919
Home cost of sales	(330,026)	(318,642)
Land cost of sales	(1,663)	(1,125)
Inventory impairments	-	(350)
Total cost of sales	(331,689)	(320,117)
Gross margin	65,055	57,802
Gross margin %	16.4%	15.3%
Selling, general and administrative expenses	(56,277)	(50,532)
Interest and other income	1,850	1,865
Other expense	(1,541)	(1,145)
Other-than-temporary impairment of marketable securities	(431)	-
Homebuilding pretax income	8,656	7,990

Financial Services:
Revenues	11,017	10,591
Expenses	(6,241)	(6,159)
Interest and other income	841	904
Financial services pretax income	5,617	5,336

Income before income taxes	14,273	13,326
Provision for income taxes	(4,710)	(4,906)
Net income	$9,563	$8,420

Earnings per share:
Basic	$0.20	$0.17
Diluted	$0.20	$0.17

Weighted average common shares outstanding:
Basic	48,827,971	48,714,637
Diluted	48,833,444	48,891,514

Dividends declared per share	$0.25	$0.25

Cash provided by (used in):
Operating Activities	$(14,985)	$15,426
Investing Activities	$13,174	$(6,338)
Financing Activities	$(40,642)	$(32,998)

Overview

Industry Conditions

To start 2016, we continued to see evidence of slow but steady improvement for the homebuilding industry, driven by solid levels of employment, consumer confidence, and personal income combined with attractive interest rates and a limited supply of both new and existing homes. With household formations and birth rates accelerating, we are optimistic that industry conditions will continue down a steady path.

Three Months Ended March 31, 2016

Our net income for the 2016 first quarter was $9.6 million, or $0.20 per diluted share, an increase from $8.4 million, or $0.17 per diluted share, for the same period in the prior year. The increase was primarily the result of a 5% improvement in home sale revenues and a 90 basis point improvement in our gross margin from home sales, but was partially offset by a $5.7 million increase in selling, general and administrative costs.

Home sale revenues were up 5% from $377.0 million in the 2015 first quarter to $394.4 million in the 2016 first quarter. This $17.4 million improvement was the result of a 5% increase in our average selling price to $434,900, mostly due to a mix shift to higher-priced communities and, to a lesser extent, price increases implemented in 2015. While our beginning homes in backlog were up 54% year-over-year, our homes delivered as a percent of beginning backlog (“backlog conversion rate”) decreased during the quarter to 39%. As a result, our number of homes delivered during the 2016 first quarter was relatively flat compared with the 2015 first quarter. The low backlog conversion rate was due to (1) a higher percentage of our homes under construction being in the early phases of construction and (2) issues with subcontractor availability, which have negatively impacted our cycle times in some of our markets.

Our gross margin from home sales for the 2016 first quarter was 16.3%, up 90 basis points from 15.4% for the 2015 first quarter. The year-over-year increase in our gross margin from home sales was primarily due to (1) a higher percentage of our deliveries coming from build-to-order sales, which typically have higher gross margins when compared to deliveries of homes that were started without a sales contract, and (2) less interest included in cost of sales as a percentage of home sale revenues. Our 2016 first quarter gross margin from home sales was negatively impacted by 80 basis points due to a $3.0 million adjustment to our warranty accrual.

Net new home order activity increased 3% from the prior year period as both average active communities and monthly sales absorption pace were up slightly year-over-year. We achieved a slight increase in sales absorption pace despite the fact that our 2015 first quarter monthly sales absorption pace benefited from higher incentives offered on a larger supply of homes available for quick sale and delivery. The increase in net new orders, coupled with a 6% improvement in our average selling price to $444,300, drove the dollar value of our net new orders to $731.3 million, up $64.8 million, or 10%, from the 2015 first quarter.

Outlook

Our dollar value of homes in backlog reached a balance of $1.43 billion at March 31, 2016, up 50% year-over-year, which we believe has positioned us well for year-over-year topline growth for the 2016 full year. However, expectations from our significant increase in backlog should continue to be tempered as a result of our backlog consisting of a much higher percentage of build-to-order sales, which are generally in backlog for a longer period of time, and subcontractor availability issues, which have continued to impact our cycle times. As a result, we expect to experience a lower than normal backlog conversion rate for the remainder of the year. At the end of the 2016 first quarter, our average selling price of homes in backlog was up 8% year-over-year to $466,600, the highest level in Company history. Though we have continued to see continued increases in our average selling prices in backlog over the past few years, we recently started marketing a more affordable product in certain of our markets. While still in its early lifecycle, we believe the addition of this product will begin to moderate the increases in our average selling price in backlog. With overall liquidity of over $758.3 million and no senior note maturities until 2020, we believe that our financial position at March 31, 2016 provides the appropriate balance for us between supporting Company growth and providing protection from the volatile and cyclical nature of the housing market. See “Forward-Looking Statements” below.

Homebuilding

Pretax Income (Loss)

	Three Months Ended
	March 31,		Change
	2016	2015	Amount	%
	(Dollars in thousands)
West	$9,698	$8,503	$1,195	14%
Mountain	10,084	7,420	2,664	36%
East	1,367	(421)	1,788	N/M
Corporate	(12,493)	(7,512)	(4,981)	66%
Total homebuilding pretax income	$8,656	$7,990	$666	8%

N/M – Not meaningful

For the 2016 first quarter, homebuilding pretax income was up slightly compared to the 2015 first quarter. Our pretax income for the quarter benefitted from a 5% year-over-year increase in our home sale revenues as well as a 90 basis point increase in gross margin from home sales. These items were mostly offset by (1) a 90 basis point increase in selling, general and administrative expense (“SG&A”) as a percent of home sale revenues (“SG&A rate”), and (2) a $0.9 million loss on the sale of marketable securities, compared to $0 in the 2015 first quarter.

Each of our homebuilding segments, except Corporate, had a year-over-year increase in pretax income for the three months ended March 31, 2016. The improvement in pretax income for our East segment was mostly driven by a 260 basis point increase in our gross margin from home sales, due primarily to accounting adjustments that occurred following the close out of certain communities coupled with a $0.4 million decrease in inventory impairments. The year-over-year improvements in pretax income for both our West and Mountain segments were the result of increases in both home sale revenues and gross margin from home sales percentage. The increases in gross margin from home sales percentage were driven primarily by a higher percentage of built-to-order deliveries. However, our West segment’s improvement in pretax income was somewhat offset by a higher SG&A rate as a result of an increased headcount that outpaced our improvement in home sale revenues. The increase in the pretax loss for our Corporate segment was mostly driven by the increased loss on sales of marketable securities discussed above and higher stock-based compensation expense.

Assets

	March 31,	December 31,	Change
	2016	2015	Amount	%
	(Dollars in thousands)
West	$1,041,898	$991,393	$50,505	5%
Mountain	539,308	536,831	2,477	0%
East	331,421	324,457	6,964	2%
Corporate	331,748	393,712	(61,964)	(16)%
Total homebuilding assets	$2,244,375	$2,246,393	$(2,018)	(0)%

Total homebuilding assets were nearly unchanged at March 31, 2016 compared to December 31, 2015. Homebuilding assets in our West, Mountain and East segments increased from December 31, 2015, with the largest increase occurring in our West segment, as incremental investments in both land and new construction drove an increase in our West segment’s inventory balances. The funds for these investments came from our Corporate segment, driving the majority of the $62.0 million decline in our Corporate segment’s assets.

Home and Land Sale Revenues

	Three Months Ended
	March 31,		Change
	2016	2015	Amount	%
	(Dollars in thousands)
West	$191,375	$176,817	$14,558	8%
Mountain	137,824	124,021	13,803	11%
East	67,545	77,081	(9,536)	(12)%
Total home and land sale revenues	$396,744	$377,919	$18,825	5%

Our home and land sale revenues increased $18.8 million year-over-year for the three months ended March 31, 2016. The increase was driven by a 5% improvement in our average selling price of homes delivered to $434,900. While our beginning homes in backlog were up 54% year-over-year, our backlog conversion rate decreased during the quarter to 39% from 60% for the 2015 first quarter. As a result, our number of homes delivered during the 2016 first quarter was relatively flat with the 2015 first quarter. This low backlog conversion rate is due to (1) a higher percentage of our homes under construction being in the early phases of construction and (2) issues with subcontractor availability, which have negatively impacted our cycle times.

New Home Deliveries

	Three Months Ended March 31,
	2016			2015			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	160	$45,062	$281.6	150	$46,886	$312.6	7%	(4)%	(10)%
California	125	75,530	604.2	140	68,986	492.8	(11)%	9%	23%
Nevada	107	38,426	359.1	111	40,914	368.6	(4)%	(6)%	(3)%
Washington	74	32,357	437.3	56	20,031	357.7	32%	62%	22%
West	466	191,375	410.7	457	176,817	386.9	2%	8%	6%
Colorado	249	121,575	488.3	245	111,938	456.9	2%	9%	7%
Utah	39	14,575	373.7	31	11,172	360.4	26%	30%	4%
Mountain	288	136,150	472.7	276	123,110	446.1	4%	11%	6%
Maryland	34	15,806	464.9	56	27,156	484.9	(39)%	(42)%	(4)%
Virginia	40	20,154	503.9	59	29,120	493.6	(32)%	(31)%	2%
Florida	79	30,935	391.6	61	20,806	341.1	30%	49%	15%
East	153	66,895	437.2	176	77,082	438.0	(13)%	(13)%	(0)%
Total	907	$394,420	$434.9	909	$377,009	$414.8	(0)%	5%	5%

For the three months ended March 31, 2016, most of our markets experienced year-over-year increases in the average selling price of homes delivered. The most prominent percentage increases, in California, Washington and Florida, were due to a shift in mix to higher priced communities and, to a lesser extent, price increases during 2015. Despite having price increases in most of its active communities, Arizona was our only market with a noteworthy decline in average selling price as a result of a shift in mix to lower priced communities.

The number of homes delivered for the three months ended March 31, 2016 remained relatively flat with the same period in 2015. The declines in Maryland and Virginia were primarily related to an intentional reduction in the number of unsold homes under construction in inventory. Washington, Utah and Florida each had large percentage increases in the number of homes delivered as a result of the significant year-over-year improvements in beginning backlog for each market. Our California market, despite a 78% year-over-year improvement in backlog to begin the quarter, had an 11% decrease in the number of homes delivered. The market was particularly impacted by having a smaller number of homes available to close in the first quarter, in addition to having issues with limited subcontractor availability.

Gross Margin

Our gross margin from home sales for the 2016 first quarter was 16.3%, up 90 basis points from the same period in 2015, due primarily to (1) a higher percentage of our deliveries coming from built-to-order sales, which typically have higher gross margins when compared to deliveries of homes that were started without a sales contract, and (2) less interest included in cost of sales as a percentage of home sale revenues. The increase in our gross margin from home sales was tempered somewhat by a $3.0 million, or 80 basis point, negative adjustment to our warranty accrual in the 2016 first quarter, primarily due to higher than expected recent warranty related expenditures. Excluding inventory impairments, warranty adjustments, and interest in cost of sales, our gross margin from home sales for the 2016 first quarter was 19.9% (see below for a reconciliation of non-GAAP measures), up 110 basis points year-over-year.

The table set forth below is a reconciliation of our gross margin from home sales to gross margin from home sales excluding inventory impairments, warranty adjustments, and interest in cost of sales, which is a non-GAAP measure.

	Three Months Ended
		Gross		Gross
	March 31,	Margin	March 31,	Margin
	2016	%	2015	%
	(Dollars in thousands)
Gross Margin	$65,055	16.4%	$57,802	15.3%
Less: Land Sale Revenues	(2,324)		(910)
Add: Land Cost of Sales	1,663		1,125
Gross Margin from Home Sales	64,394	16.3%	58,017	15.4%
Add: Inventory Impairments	-		350
Add: Warranty Adjustments	2,987		-
Gross Margin from Home Sales Excluding Inventory Impairments and
Warranty Adjustments (1)	67,381	17.1%	58,367	15.5%
Add: Interest in Cost of Sales	10,976		12,491
Gross Margin from Home Sales Excluding Inventory Impairments,
Interest in Cost of Sales, and Warranty Adjustments (1)	$78,357	19.9%	$70,858	18.8%

________________________________

(1)

Gross margin from home sales excluding inventory impairments and warranty adjustments, and gross margin from home sales excluding inventory impairments, warranty adjustments, and interest in cost of sales are non-GAAP financial measures. We believe this information is meaningful as it isolates the impact that impairments and interest have on our Gross Margin from Home Sales and permits investors to make better comparisons with our competitors, who also break out and adjust gross margins in a similar fashion.

Inventory Impairments

For the three months ended March 31, 2016 and 2015, we recorded $0 and $0.4 million of inventory impairments, respectively. The impairment of homebuilding inventory by segments is shown in the table below.

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
West	$-	$-
Mountain	-	-
East	-	350
Total Inventory Impairments	$-	$350

The table below provides quantitative data, for the periods presented, used in determining the fair value of the impaired inventory.

	Impairment Data				Quantitative Data
Three Months Ended	Total Subdivisions Tested	Inventory Impairments	Fair Value of Inventory After Impairments	Number of Subdivisions Impaired	Discount Rate
	(Dollars in thousands)
March 31, 2016	14	$-	$-	-	N/A
March 31, 2015	22	$350	$3,701	1	8.7%

Selling, General and Administrative Expenses

For the quarter ended March 31, 2016, our SG&A expenses were $56.3 million while our SG&A rate was 14.3%. For the same period in 2015, our SG&A expenses were $50.5 million while our SG&A rate was 13.4%. The 90 basis point increase in our SG&A rate was driven primarily by a $4.3 million increase in compensation-related expenses, due to an increase in headcount, and an additional $2.5 million in expense related to a non-qualified stock option grant made in the 2015 second quarter to each of our Chief Executive Officer and Chief Operating Officer.

Other Expense

Other expense for the three months ended March 31, 2016 was up $0.4 million year-over-year. During the 2016 first quarter, other expense included $0.9 million of net realized losses related to the sales of marketable securities whereas for the same period in the prior year, our gains and losses related to sales of marketable securities netted to $0.

Other Homebuilding Operating Data

Net New Orders:

	Three Months Ended March 31,
	2016				2015				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate
	(Dollars in thousands)
Arizona	223	$65,541	$293.9	2.38	225	$59,721	$265.4	2.08	(1)%	10%	11%	14%
California	229	141,684	618.7	3.72	229	120,963	528.2	3.76	0%	17%	17%	(1)%
Nevada	229	79,316	346.4	3.59	227	86,186	379.7	5.29	1%	(8)%	(9)%	(32)%
Washington	124	58,511	471.9	3.01	112	45,109	402.8	2.99	11%	30%	17%	1%
West	805	345,052	428.6	3.09	793	311,979	393.4	3.18	2%	11%	9%	(3)%
Colorado	493	228,841	464.2	4.11	490	223,955	457.1	3.82	1%	2%	2%	8%
Utah	66	23,993	363.5	2.84	66	23,531	356.5	3.49	0%	2%	2%	(19)%
Mountain	559	252,834	452.3	3.90	556	247,486	445.1	3.78	1%	2%	2%	3%
Maryland	89	42,147	473.6	2.58	67	33,370	498.1	2.54	33%	26%	(5)%	2%
Virginia	85	43,500	511.8	3.33	72	34,818	483.6	2.33	18%	25%	6%	43%
Florida	108	47,718	441.8	2.57	105	38,838	369.9	2.54	3%	23%	19%	1%
East	282	133,365	472.9	2.76	244	107,026	438.6	2.48	16%	25%	8%	11%
Total	1,646	$731,251	$444.3	3.26	1,593	$666,491	$418.4	3.22	3%	10%	6%	1%

* Calculated as total net new orders in period ÷ average active communities during period ÷ number of months in period

For the three months ended March 31, 2016, the dollar value of net new orders increased 10% compared to the same period in the prior year as both net new orders and average selling price increased in most of our markets. Our net new orders were up primarily due to a slight increase in our average active subdivision count, while the increase in average selling price is the result of both pricing increases and a shift in mix to higher priced communities. However, as discussed above, we have begun offering more affordable products in certain of our markets, which is starting to offset the increases in the average selling price in those markets.

For the three months ended March 31, 2016, California, Washington, Maryland, Virginia and Florida experienced the most significant increases in the dollar value of net new orders. The improvements in California, Washington and Florida were primarily driven by increases in the average selling price as a result of both price increases and shifting to higher priced communities. For Maryland and Virginia, the higher dollar value of net new orders was due to increases in the number of net new orders. The increase in net new orders in Maryland was driven by a 33% increase in average active communities while the absorption pace remained relatively flat from the prior year. For our Virginia market, a 43% increase in monthly sales absorption rate, due to improving demand, drove the 18% increase in net new orders. However, the positive impact of the increased sales pace was partially offset by a decline in average active communities.

The only market to experience a year-over-year decline in the dollar value of net new orders was Nevada, primarily due to a decrease in average selling price as a result of a shift in mix to lower priced communities. The year-over-year decline in monthly sales absorption pace in Nevada, which was completely offset by an increase in average active communities, was the result of higher demand during the 2015 first quarter. The decline in absorption pace in Utah was the result of higher incentives offered in close out communities in the 2015 first quarter.

Active Subdivisions:

				Average Active Subdivisions
	Active Subdivisions			Three Months Ended
	March 31,		%	March 31,		%
	2016	2015	Change	2016	2015	Change
Arizona	30	36	(17)%	31	36	(14)%
California	21	22	(5)%	21	20	5%
Nevada	23	10	130%	21	14	50%
Washington	12	13	(8)%	14	13	8%
West	86	81	6%	87	83	5%
Colorado	40	45	(11)%	40	43	(7)%
Utah	8	6	33%	8	6	33%
Mountain	48	51	(6)%	48	49	(2)%
Maryland	13	9	44%	12	9	33%
Virginia	7	10	(30)%	9	10	(10)%
Florida	15	15	0%	14	14	0%
East	35	34	3%	35	33	6%
Total	169	166	2%	170	165	3%

At March 31, 2016, we had 169 active subdivisions, up three from March 31, 2015 and two from December 31, 2015. The significant improvement in Nevada was due to (1) a large number of communities coming online in the latter half of 2015 and, (2) communities closing out quicker than expected in early 2015 due to significant demand. The remaining changes in active community counts were primarily the result of timing of opening new communities versus closing out older communities.

Cancellation Rate:

	Three Months Ended March 31,		Change in
	2016	2015	Percentage
Arizona	22%	23%	(1)%
California	20%	20%	0%
Nevada	14%	11%	3%
Washington	18%	13%	5%
West	19%	17%	2%
Colorado	13%	15%	(2)%
Utah	20%	12%	8%
Mountain	14%	15%	(1)%
Maryland	20%	13%	7%
Virginia	14%	23%	(9)%
Florida	27%	23%	4%
East	21%	20%	1%
Total	18%	17%	1%

Our cancellation rate for the three months ended March 31, 2016 was 18%, a slight increase from 17% for the three months ended March 31, 2015. The increase in cancellation rates for our Washington and Utah markets was due to significant increases in beginning backlog, allowing more buyers the opportunity to cancel. The increase in the cancellation rate in our Maryland market was a result of more potential buyers being unable to sell their previous home. The improvement in our cancellation rate in Virginia was the result of a recent increase in the scrutiny of potential buyers and their likelihood to close before accepting a sale.

Backlog:

	March 31,
	2016			2015			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	384	$116,646	$303.8	306	$88,599	$289.5	25%	32%	5%
California	446	297,790	667.7	281	149,351	531.5	59%	99%	26%
Nevada	317	107,850	340.2	271	104,686	386.3	17%	3%	(12)%
Washington	229	109,733	479.2	111	45,216	407.4	106%	143%	18%
West	1,376	632,019	459.3	969	387,852	400.3	42%	63%	15%
Colorado	1,066	516,264	484.3	824	382,025	463.6	29%	35%	4%
Utah	135	48,215	357.1	75	25,783	343.8	80%	87%	4%
Mountain	1,201	564,479	470.0	899	407,808	453.6	34%	38%	4%
Maryland	145	70,575	486.7	79	39,856	504.5	84%	77%	(4)%
Virginia	146	76,790	526.0	103	50,864	493.8	42%	51%	7%
Florida	203	89,046	438.7	153	66,569	435.1	33%	34%	1%
East	494	236,411	478.6	335	157,289	469.5	47%	50%	2%
Total	3,071	$1,432,909	$466.6	2,203	$952,949	$432.6	39%	50%	8%

At March 31, 2016, we had 3,071 homes in backlog with a total value of $1.43 billion, representing year-over-year increases of 868 homes and $480.0 million, respectively, from March 31, 2015. The increase in the number homes in backlog was driven mostly by (1) eight consecutive quarters of year-over-year increases in net new orders, (2) a higher percent of sales during the quarter coming from built-to-order sales, which are generally in backlog for a longer period of time and (3) limited subcontractor availability, which has extended our cycle times. Our California, Colorado, Washington, Utah and Maryland markets had the most significant increases in backlog. Each of these markets was affected by the first two drivers discussed above, while the third driver had a more specific impact on our California and Colorado markets. The changes in the average selling price in backlog for our markets were primarily the result of the year-over-year changes in the average price of net new orders.

Homes Completed or Under Construction (WIP lots):

	March 31,		%
	2016	2015	Change
Unsold:
Completed	133	326	(59)%
Under construction	266	419	(37)%
Total unsold started homes	399	745	(46)%
Sold homes under construction or completed	2,169	1,519	43%
Model homes under construction or completed	296	279	6%
Total homes completed or under construction	2,864	2,543	13%

At the beginning of 2015, we increased our focus on built-to-order sales, giving our customers the best opportunity to personalize their homes. As a result, our supply of unsold homes has declined by 46% year-over-year from March 31, 2015. However, this decline was more than offset by a 43% increase in sold homes under construction or completed as a result of our higher backlog, resulting in a 13% increase in our total homes completed or under construction.

Lots Owned and Optioned (including homes completed or under construction):

	March 31, 2016			March 31, 2015
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total	Total % Change
Arizona	1,575	247	1,822	2,138	40	2,178	(16)%
California	1,754	232	1,986	1,468	150	1,618	23%
Nevada	2,234	-	2,234	1,765	52	1,817	23%
Washington	892	19	911	830	-	830	10%
West	6,455	498	6,953	6,201	242	6,443	8%
Colorado	3,892	819	4,711	4,089	699	4,788	(2)%
Utah	403	72	475	561	-	561	(15)%
Mountain	4,295	891	5,186	4,650	699	5,349	(3)%
Maryland	354	199	553	399	376	775	(29)%
Virginia	528	152	680	613	322	935	(27)%
Florida	1,035	194	1,229	936	121	1,057	16%
East	1,917	545	2,462	1,948	819	2,767	(11)%
Total	12,667	1,934	14,601	12,799	1,760	14,559	0%

The total of owned and optioned lots at March 31, 2016 was relatively flat with 14,601 lots compared to 14,559 at March 31, 2015. Our current lot supply of approximately 3.3 years (which is based on our last-twelve months deliveries and is within our stated strategic range) coupled with our planned acquisition activity, will support growth in future periods. See "Forward-Looking Statements" below.

Financial Services

	Three Months Ended
	March 31,		Change
	2016	2015	Amount	%
	(Dollars in thousands)
Financial services revenues
Mortgage operations	$6,870	$6,649	$221	3%
Other	4,147	3,942	205	5%
Total financial services revenues	$11,017	$10,591	$426	4%

Financial services pretax income
Mortgage operations	$3,323	$2,792	$531	19%
Other	2,294	2,544	(250)	(10)%
Total financial services pretax income	$5,617	$5,336	$281	5%

For the three months ended March 31, 2016, our financial services pretax income increased 5% from the same period in the prior year. The $0.3 million improvement in pretax income for the 2016 first quarter was primarily the result of increased gains on loans locked and sold compared to a year ago by our mortgage operations segment.

The following table sets forth information for our mortgage operations segment relating to mortgage loans originated and capture rate. “Capture rate” is defined as the number of mortgage loans originated by our mortgage operations segment for our homebuyers as a percent of our total home closings.

	Three Months Ended		% or
	March 31,		Percentage
	2016	2015	Change
	(Dollars in thousands)
Total Originations (including transfer loans):
Loans	526	493	7%
Principal	$180,962	$166,912	8%
Capture Rate Data:
Capture rate as % of all homes delivered	57%	53%	4%
Capture rate as % of all homes delivered (excludes cash sales)	60%	57%	3%
Mortgage Loan Origination Product Mix:
FHA loans	20%	15%	5%
Other government loans (VA & USDA)	24%	28%	(4)%
Total government loans	44%	43%	1%
Conventional loans	56%	57%	(1)%
	100%	100%	0%
Loan Type:
Fixed rate	97%	97%	0%
ARM	3%	3%	0%
Credit Quality:
Average FICO Score	733	736	(0)%
Other Data:
Average Combined LTV ratio	84%	84%	0%
Full documentation loans	100%	100%	0%
Loans Sold to Third Parties:
Loans	625	566	10%
Principal	$213,426	$189,411	13%

Income Taxes

For the three months ended March 31, 2016 and 2015, we had income tax expenses of $4.7 million and $4.9 million, respectively, both of which were based on effective income tax rates of 33.0% and 36.8%, respectively. The year-over-year improvement in our effective tax rate is primarily the result of our estimated 2016 full year effective tax rate (1) including estimated energy credits versus no such estimate as of March 31, 2015 as the credit for both 2015 and 2016 was not approved by the U.S. Congress until December of 2015 and (2) including a domestic manufacturing deduction whereas we were not eligible for this deduction in the prior year due to net operating loss carryforwards.

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

Our critical accounting estimates and policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of March 31, 2016.

As of March 31, 2016, we had $15.0 million in borrowings and $23.0 million in letters of credit outstanding under the Revolving Credit Facility, leaving a remaining borrowing capacity of $512.0 million.

Mortgage Repurchase Facility. HomeAmerican has a master repurchase agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”) that will expire on September 16, 2016. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased on March 29, 2016 from $50 million to $80 million and was effective through April 27, 2016. The Mortgage Repurchase Facility also had a temporary increase in the maximum aggregate commitment from $50 million to $90 million from December 23, 2015 through January 31, 2016. At March 31, 2016 and December 31, 2015, there were $60.2 million and $88.6 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is LIBOR-based. The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth Ratio, (iii) a minimum Adjusted Net Income requirement, and (iv) a minimum Liquidity requirement. The foregoing terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of March 31, 2016.

Dividends

During each of the three months ended March 31, 2016 and 2015, we paid dividends of $0.25 per share, respectively.

MDC Common Stock Repurchase Program

At March 31, 2016, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the quarter ended March 31, 2016.

Consolidated Cash Flow

During the three months ended March 31, 2016, we used $15.0 million of cash from operating activities, primarily resulting from increasing our inventory from December 31, 2015 by $47.0 million and a $15.3 million increase to trade and other receivables. These amounts were partially offset by net income of $9.6 million and a $33.5 million decrease in mortgage loans held for sale.

During the three months ended March 31, 2016, we generated $13.2 million of cash from investing activities, primarily attributable to the sale of marketable securities that increased our cash by $20.6 million. The cash generated was partially offset by the purchase of $5.5 million in marketable securities and $1.9 million in property and equipment.

During the three months ended March 31, 2016, we used $40.6 million in cash from financing activities due to net repayments totaling $28.4 million on our Mortgage Repurchase Facility and dividend payments totaling $12.3 million.

Off-Balance Sheet Arrangements

Lot Option Purchase Contracts. In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At March 31, 2016, we had deposits of $8.8 million in the form of cash and $2.7 million in the form of letters of credit that secured option contracts to purchase 1,934 lots for a total estimated purchase price of $222.9 million.

Surety Bonds and Letters of Credit. At March 31, 2016, we had issued and outstanding surety bonds and letters of credit totaling $164.7 million and $58.4 million, respectively, including $35.3 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $51.9 million and $43.3 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

We have made no material guarantees with respect to third-party obligations.

IMPACT OF INFLATION, CHANGING PRICES AND ECONOMIC CONDITIONS

The impact of inflation and changing prices have not changed materially from the disclosure in our December 31, 2015 Annual Report on Form 10-K.

OTHER

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, as well as statements made by us in periodic press releases, oral statements made by our officials in the course of presentations about the Company and conference calls in connection with quarterly earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operations, cash flows, strategies and prospects. These forward-looking statements may be identified by terminology such as “likely,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be considered. Additionally, information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 and Item 1A of Part II of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our cash and investment policy and strategy is to achieve an appropriate investment return while preserving principal and managing risk. Our cash and cash equivalents may include immediately available commercial bank deposits, commercial paper, money market funds, certificates of deposit and time deposits. Our marketable securities consist primarily of holdings in mutual fund securities, which invest mostly in floating and fixed rate debt securities, and direct holdings in corporate equities. The market value and/or income derived from our equity securities can be negatively impacted by a number of market risk factors, including changes in interest rates, general economic conditions and equity markets. As of March 31, 2016, we had marketable securities in unrealized loss positions totaling $1.3 million, against which we recorded impairments totaling $0.4 million during the current quarter. For the remaining marketable securities in unrealized loss positions totaling $0.9 million, there can be no assurances that the cost basis of these securities will be recovered in the future. If we elect to sell, or are otherwise were required to sell these securities, we could be required to record losses if the market values do not increase prior to any sales. Such losses, if any, would be recorded as a component of our results of operations.

We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments and debt. Derivative instruments utilized in the normal course of business by HomeAmerican include interest rate lock commitments and forward sales of mortgage-backed securities, which are used to manage the price risk on fluctuations in interest rates on our mortgage loans in inventory and interest rate lock commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed at March 31, 2016 had an aggregate principal balance of $122.8 million, all of which were under interest rate lock commitments at an average interest rate of 3.68%. In addition, HomeAmerican had mortgage loans held-for-sale with an aggregate principal balance of $79.7 million at March 31, 2016, of which $19.5 million had not yet been committed to a mortgage purchaser and had an average interest rate of 3.64%. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale which had not yet been committed to a mortgage purchaser, HomeAmerican had forward sales of securities totaling $80.5 million at March 31, 2016.

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

(b) Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no significant changes in the risk factors previously identified as being attendant to our business in our Annual Report on Form 10-K for the year ended December 31, 2015. For a more complete discussion of other risk factors that affect our business, see “Risk Factors” in our Form 10-K for the year ended December 31, 2015, which include the following:

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

●	Expirations, amendments or changes to tax laws, incentives or credits currently available to our customers may negatively impact our business.

●	Increases in our cancellations could have a negative impact on our business.

●	A decline in the market value of our homes or carrying value of our land would have a negative impact on our business.

●	Natural disasters could cause an increase in home construction costs, as well as delays, and could negatively impact our business.

●	Changes in energy prices may have an adverse effect on the economies in certain markets we operate in and our cost of building homes.

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

The Company did not repurchase any shares during the three months ended March 31, 2016. Additionally, there were no sales of unregistered equity securities during the period.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

10.1

Second Amendment to the M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 1, 2016). *

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

101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

____________________

* Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2016	M.D.C. HOLDINGS, INC.
(Registrant)

	By:	/s/ Robert N. Martin
Robert N. Martin
Senior Vice President, Chief Financial Officer and Principal Accounting Officer (principal financial officer and duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1

Second Amendment to the M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 1, 2016). *

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

____________________

* Incorporated by reference.