Form 10-Q
period 2016-06-30
MDC HOLDINGS INC
filed 2016-08-03
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 1, 2016, 49,033,981 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

(i)

PART I

ITEM 1.     Unaudited Consolidated Financial Statements

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets.

	June 30,	December 31,
	2016	2015
	(Dollars in thousands, except
	per share amounts)
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$132,006	$144,342
Marketable securities	55,798	92,387
Restricted cash	3,946	3,750
Trade and other receivables	47,803	23,314
Inventories:
Housing completed or under construction	933,922	747,036
Land and land under development	893,096	1,016,926
Total inventories	1,827,018	1,763,962
Property and equipment, net	29,143	28,226
Deferred tax asset, net	89,242	99,107
Metropolitan district bond securities (related party)	28,604	25,911
Prepaid and other assets	65,254	65,394
Total homebuilding assets	2,278,814	2,246,393
Financial Services:
Cash and cash equivalents	39,300	36,646
Marketable securities	14,821	11,307
Mortgage loans held-for-sale, net	118,699	115,670
Other assets	9,766	5,883
Total financial services assets	182,586	169,506
Total Assets	$2,461,400	$2,415,899
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$48,294	$40,472
Accrued liabilities	130,651	122,886
Revolving credit facility	15,000	15,000
Senior notes, net	841,076	840,524
Total homebuilding liabilities	1,035,021	1,018,882
Financial Services:
Accounts payable and accrued liabilities	56,060	52,114
Mortgage repurchase facility	93,297	88,611
Total financial services liabilities	149,357	140,725
Total Liabilities	1,184,378	1,159,607
Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 49,008,835 and 48,888,424 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	490	489
Additional paid-in-capital	921,660	915,746
Retained earnings	336,314	324,342
Accumulated other comprehensive income	18,558	15,715
Total Stockholders' Equity	1,277,022	1,256,292
Total Liabilities and Stockholders' Equity	$2,461,400	$2,415,899

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share amounts)
	(Unaudited)
Homebuilding:
Home sale revenues	$571,195	$461,708	$965,615	$838,717
Land sale revenues	316	-	2,640	910
Total home and land sale revenues	571,511	461,708	968,255	839,627
Home cost of sales	(475,836)	(385,019)	(805,862)	(703,661)
Land cost of sales	(216)	-	(1,879)	(1,125)
Inventory impairments	(1,600)	-	(1,600)	(350)
Total cost of sales	(477,652)	(385,019)	(809,341)	(705,136)
Gross margin	93,859	76,689	158,914	134,491
Selling, general and administrative expenses	(64,440)	(54,781)	(120,717)	(105,313)
Interest and other income	2,553	2,720	3,489	4,574
Other expense	(278)	(1,055)	(905)	(2,189)
Other-than-temporary impairment of marketable securities	(288)	-	(719)	-
Homebuilding pretax income	31,406	23,573	40,062	31,563

Financial Services:
Revenues	15,823	11,420	26,840	22,011
Expenses	(7,543)	(4,207)	(13,784)	(10,366)
Interest and other income	772	1,096	1,613	2,000
Financial services pretax income	9,052	8,309	14,669	13,645

Income before income taxes	40,458	31,882	54,731	45,208
Provision for income taxes	(13,545)	(11,884)	(18,255)	(16,790)
Net income	$26,913	$19,998	$36,476	$28,418

Other comprehensive income (loss) related to available for sale securities, net of tax	895	(360)	2,843	948
Comprehensive income	$27,808	$19,638	$39,319	$29,366

Earnings per share:
Basic	$0.55	$0.41	$0.74	$0.58
Diluted	$0.55	$0.41	$0.74	$0.58

Weighted average common shares outstanding
Basic	48,851,350	48,768,021	48,839,660	48,741,476
Diluted	48,861,742	49,005,037	48,848,914	48,954,059

Dividends declared per share	$0.25	$0.25	$0.50	$0.50

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2016	2015
	(Dollars in thousands)
	(Unaudited)
Operating Activities:
Net income	$36,476	$28,418
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	6,163	2,591
Depreciation and amortization	2,367	2,092
Inventory impairments	1,600	350
Other-than-temporary impairment of marketable securities	719	-
Gain on sale of marketable securities	(262)	(462)
Amortization of discount / premiums on marketable debt securities, net	-	100
Deferred income tax expense	7,873	16,267
Net changes in assets and liabilities:
Restricted cash	(196)	(2,128)
Trade and other receivables	(26,235)	(292)
Mortgage loans held-for-sale	(3,029)	8,664
Housing completed or under construction	(186,805)	(41,474)
Land and land under development	122,701	36,919
Prepaid expenses and other assets	(2,975)	(3,118)
Accounts payable and accrued liabilities	19,517	(3,418)
Net cash provided by (used in) operating activities	(22,086)	44,509

Investing Activities:
Purchases of marketable securities	(15,426)	(34,679)
Maturities of marketable securities	-	1,510
Sales of marketable securities	50,765	50,179
Purchases of property and equipment	(3,117)	(421)
Net cash provided by investing activities	32,222	16,589

Financing Activities:
Advances (payments) on mortgage repurchase facility, net	4,686	(10,822)
Dividend payments	(24,504)	(24,425)
Proceeds from exercise of stock options	-	612
Net cash used in financing activities	(19,818)	(34,635)

Net increase (decrease) in cash and cash equivalents	(9,682)	26,463
Cash and cash equivalents:
Beginning of period	180,988	153,825
End of period	$171,306	$180,288

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

1.            Basis of Presentation

The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. ("MDC," “the Company," “we,” “us,” or “our” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at June 30, 2016 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which makes a number of changes to the current GAAP model, including changes to the accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Under ASU 2016-01, we will primarily be impacted by the changes to accounting for equity instruments with readily determinable fair values as they will no longer be permitted to be classified as available-for-sale (changes in fair value reported through other comprehensive income) and instead, all changes in fair value will be reported in earnings. ASU 2016-01 is effective for our interim and annual reporting periods beginning January 1, 2018 and is to be applied using a modified retrospective adoption method. Early adoption of this applicable guidance from ASU 2016-01 is not permitted. We are currently evaluating the impact the update will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which requires a lessee to recognize a right-of-use asset and a corresponding lease liability for virtually all leases. The liability will be equal to the present value of lease payments while the right-of-use asset will be based on the liability, subject to adjustment, such as for initial direct costs. In addition, ASU 2016-02 expands the disclosure requirements for lessees. ASU 2016-02 is effective for our interim and annual reporting periods beginning January 1, 2019 and is to be applied using a modified retrospective adoption method. We are currently evaluating the impact the update will have on our consolidated financial statements and related disclosures.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires measurement and recognition of expected credit losses for financial assets held. The amendments in ASU 2016-13 eliminate the probable threshold for initial recognition of a credit loss in current GAAP and reflect an entity’s current estimate of all expected credit losses. ASU 2016-13 is effective for our interim and annual reporting periods beginning January 1, 2021. Earlier adoption is permitted. We are currently evaluating the method of adoption and impact the update will have on our consolidated financial statements and related disclosures.

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

The following table summarizes home and land sale revenues for our homebuilding operations and revenues for our financial services operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Homebuilding
West	$270,031	$217,701	$461,406	$394,518
Mountain	190,334	156,893	328,158	280,914
East	111,146	87,114	178,691	164,195
Total home and land sale revenues	$571,511	$461,708	$968,255	$839,627

Financial Services
Mortgage operations	$10,702	$7,104	$17,572	$13,753
Other	5,121	4,316	9,268	8,258
Total financial services revenues	$15,823	$11,420	$26,840	$22,011

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The following table summarizes pretax income (loss) for our homebuilding and financial services operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Homebuilding
West	$15,740	$15,597	$25,438	$24,100
Mountain	20,748	14,970	30,832	22,390
East	4,500	19	5,867	(402)
Corporate	(9,582)	(7,013)	(22,075)	(14,525)
Total homebuilding pretax income	$31,406	$23,573	$40,062	$31,563

Financial Services
Mortgage operations	$6,445	$4,097	$9,768	$6,889
Other	2,607	4,212	4,901	6,756
Total financial services pretax income	$9,052	$8,309	$14,669	$13,645

Total pretax income	$40,458	$31,882	$54,731	$45,208

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

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)
Homebuilding assets
West	$1,066,722	$991,393
Mountain	559,287	536,831
East	317,013	324,457
Corporate	335,792	393,712
Total homebuilding assets	$2,278,814	$2,246,393

Financial services assets
Mortgage operations	$131,572	$123,176
Other	51,014	46,330
Total financial services assets	$182,586	$169,506

Total assets	$2,461,400	$2,415,899

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

4.            Earnings Per Share

ASC Topic 260, Earnings Per Share (“ASC 260”), requires a company that has participating security holders (for example, holders of unvested restricted stock that has nonforfeitable dividend rights) to utilize the two-class method for calculating earnings per share (“EPS”) unless the treasury stock method results in lower EPS. The two-class method is an allocation of earnings/(loss) between the holders of common stock and a company’s participating security holders. Under the two-class method, earnings/(loss) for the reporting period are allocated between common shareholders and other security holders based on their respective rights to receive distributed earnings (i.e., dividends) and undistributed earnings (i.e., net income/(loss)). Our common shares outstanding are comprised of shareholder owned common stock and participating security holders consisting of shareholders of unvested restricted stock. Basic EPS is calculated by dividing income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding, excluding participating shares in accordance with ASC 260. To calculate diluted EPS, basic EPS is further adjusted to include the effect of potential dilutive stock options outstanding. The table below shows basic and diluted EPS calculations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share amounts)
Numerator
Net income	$26,913	$19,998	$36,476	$28,418
Less: distributed earnings allocated to participating securities	(39)	(23)	(79)	(48)
Less: undistributed earnings allocated to participating securities	(47)	(15)	(36)	(9)
Net income attributable to common stockholders (numerator for basic earnings per share)	26,827	19,960	36,361	28,361
Add back: undistributed earnings allocated to participating securities	47	15	36	9
Less: undistributed earnings reallocated to participating securities	(47)	(15)	(36)	(9)
Numerator for diluted earnings per share under two class method	$26,827	$19,960	$36,361	$28,361

Denominator
Weighted-average common shares outstanding	48,851,350	48,768,021	48,839,660	48,741,476
Add: dilutive effect of stock options	10,392	237,016	9,254	212,583
Denominator for diluted earnings per share under two class method	48,861,742	49,005,037	48,848,914	48,954,059

Basic Earnings Per Common Share	$0.55	$0.41	$0.74	$0.58
Diluted Earnings Per Common Share	$0.55	$0.41	$0.74	$0.58

Diluted EPS for the three and six months ended June 30, 2016 excluded options to purchase approximately 6.4 million and 6.5 million shares, respectively, of common stock because the effect of their inclusion would be anti-dilutive. For the same periods in 2015, diluted EPS excluded options to purchase approximately 3.6 million and 3.6 million shares, respectively.

5.            Accumulated Other Comprehensive Income

The following table sets forth our changes in accumulated other comprehensive income (“AOCI”):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Unrealized gains (losses) on available-for-sale marketable securities [1] :
Beginning balance	$5,016	$3,142	$3,657	$2,775
Other comprehensive income (loss) before reclassifications	880	(1,260)	1,404	(900)
Amounts reclassified from AOCI [2]	(552)	(293)	283	(286)
Ending balance	$5,344	$1,589	$5,344	$1,589

Unrealized gains on available-for-sale metropolitan district bond securities [1] :
Beginning balance	$12,647	$8,621	$12,058	$7,680
Other comprehensive income before reclassifications	567	1,193	1,156	2,134
Amounts reclassified from AOCI	-	-	-	-
Ending balance	$13,214	$9,814	$13,214	$9,814

Total ending AOCI	$18,558	$11,403	$18,558	$11,403

(1)	All amounts net-of-tax.
(2)	See separate table below for details about these reclassifications

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The following table sets forth the activity related to reclassifications out of accumulated other comprehensive income related to available for sale securities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Affected Line Item in the Statements of Operations	2016	2015	2016	2015
	(Dollars in thousands)
Homebuilding interest and other income	$1,177	$137	$262	$125
Other-than-temporary impairment of marketable securities	(288)	-	(719)	-
Financial services interest and other income	-	336	-	337
Income before income taxes	889	473	(457)	462
Provision for income taxes	(337)	(180)	174	(176)
Net income	$552	$293	$(283)	$286

6.            Fair Value Measurements

ASC Topic 820, Fair Value Measurements (“ASC 820”), defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs, other than quoted prices in active markets, that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis:

		Fair Value
Financial Instrument	Hierarchy	June 30, 2016	December 31, 2015
		(Dollars in thousands)
Marketable equity securities (available-for-sale)	Level 1	$70,619	$103,694
Mortgage loans held-for-sale, net	Level 2	$118,699	$115,670
Metropolitan district bond securities (related party) (available-for-sale)	Level 3	$28,604	$25,911

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of June 30, 2016 and December 31, 2015.

Cash and cash equivalents, restricted cash, trade and other receivables, prepaid and other assets, accounts payable, accrued liabilities and borrowings on our revolving credit facility. Fair value approximates carrying value.

Marketable securities.  As of June 30, 2016 and December 31, 2015, we only held marketable equity securities. However, during 2015, we also held marketable debt securities.  Our equity securities consist of holdings in corporate equities and holdings in mutual fund securities, which are primarily invested in debt securities. Our debt securities consisted primarily of fixed and floating rate interest earning debt securities, which may have included, among others, United States government and government agency debt and corporate debt. As of June 30, 2016 and December 31, 2015, all of our equity securities were treated as available-for-sale investments and as such, are recorded at fair value with all changes in fair value initially recorded through AOCI, subject to an assessment to determine if an unrealized loss, if applicable, is other-than-temporary.

Each quarter we assess all of our securities in an unrealized loss position for a potential other-than-temporary impairment (“OTTI”). If the unrealized loss is determined to be other-than-temporary, an OTTI is recorded in the consolidated statements of operations and comprehensive income. During the three months and six months ended June 30, 2016, we recorded pretax OTTIs of $0.3 million and $0.7 million, respectively, for certain of our equity securities that were in an unrealized loss position as of the end of each respective period. The OTTIs are included in other-than-temporary impairment of marketable securities in the homebuilding section of our consolidated statements of operations and comprehensive income. No such impairments were recorded during the three and six months ended June 30, 2015.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The following tables set forth the cost and fair value of our marketable equity securities:

	June 30, 2016
	Amortized Cost	OTTI	Net Amortized Cost	Fair Value
	(Dollars in thousands)
Homebuilding equity securities	$47,923	$(904)	$47,019	$55,798
Financial services equity securities	14,979	-	14,979	14,821
Total marketable equity securities	$62,902	$(904)	$61,998	$70,619

	December 31, 2015
	Amortized Cost	OTTI	Net Amortized Cost	Fair Value
	(Dollars in thousands)
Homebuilding equity securities	$89,738	$(3,969)	$85,769	$92,387
Financial services equity securities	12,026	-	12,026	11,307
Total marketable equity securities	$101,764	$(3,969)	$97,795	$103,694

As of June 30, 2016 and December 31, 2015, our marketable equity securities were in net unrealized gain positions totaling $8.6 million and $5.9 million, respectively. Our individual marketable equity securities that were in unrealized loss positions, excluding those that were impaired as part of any OTTI, aggregated to an unrealized loss of $0.6 million and $0.9 million as of June 30, 2016 and December 31, 2015, respectively. The table below sets forth the aggregated unrealized losses for individual equity securities that were in unrealized loss positions but did not have OTTIs recognized. We do not believe the decline in the value of these marketable securities as of June 30, 2016 is other-than-temporary.

	June 30, 2016			December 31, 2015
	Number of Securities in an Unrealized Loss Position	Aggregate Unrealized Loss Position	Aggregate Fair Value of Securities in an Unrealized Loss Position	Number of Securities in an Unrealized Loss Position	Aggregate Unrealized Loss Position	Aggregate Fair Value of Securities in an Unrealized Loss Position
	(Dollars in thousands)
Marketable equity securities	2	$(604)	$2,394	4	$(882)	$6,116

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The table below sets forth gross realized gains and losses from the sale of available-for-sale marketable securities, which were included in other expense in the homebuilding section, or interest and other income in the financial services section, of our consolidated statements of operations and comprehensive income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Gross realized gains on sales of available-for-sale securities
Equity securities	$1,379	$638	$1,470	$875
Debt securities	-	205	-	371
Total	$1,379	$843	$1,470	$1,246

Gross realized losses on sales of available-for-sale securities
Equity securities	$(202)	$(232)	$(1,208)	$(557)
Debt securities	-	(138)	-	(227)
Total	$(202)	$(370)	$(1,208)	$(784)

Net realized gain on sales of available-for-sale securities	$1,177	$473	$262	$462

Mortgage loans held-for-sale, net.  Our mortgage loans held-for-sale, which are measured at fair value on a recurring basis, include (1) mortgage loans held-for-sale that are under commitments to sell and (2) mortgage loans held-for-sale that are not under commitments to sell. At June 30, 2016 and December 31, 2015, we had $94.9 million and $92.6 million, respectively, of mortgage loans held-for-sale under commitments to sell. The fair value for those loans was based on quoted market prices for those mortgage loans, which are Level 2 fair value inputs. At June 30, 2016 and December 31, 2015, we had $23.8 million and $23.1 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input.

Gains on sales of mortgage loans, net, are included as a component of revenues in the financial services section of our consolidated statements of operations and comprehensive income. For the three and six months ended June 30, 2016, we recorded net gains on the sales of mortgage loans of $6.9 million and $12.5 million, respectively, compared to $4.4 million and $8.8 million for the same periods in the prior year, respectively.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

In accordance with ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”), we adjust the bond principal balance using an interest accretion model that utilizes future cash flows expected to be collected. Furthermore, as this investment is accounted for as an available-for-sale asset, we update its fair value on a quarterly basis, with the adjustment being recorded through AOCI. The fair value is based upon a discounted future cash flow model, which uses Level 3 inputs. The primary unobservable inputs used in our discounted cash flow model are (1) the forecasted number of homes to be closed, as they drive increases to the tax paying base for the Metro District, (2) the forecasted assessed value of those closed homes and (3) the discount rate. Cash receipts, which are typically only received in the fourth quarter, reduce the carrying value of the Metro Bonds. The increases in the value of the Metro Bonds during the past two years are based on a larger percentage of future cash flows coming from homes that have closed, which utilize a lower discount rate as those cash flows have a reduced amount of risk. The table below provides quantitative data, as of June 30, 2016, regarding each unobservable input and the sensitivity of fair value to potential changes in those unobservable inputs.

	Quantitative Data				Sensitivity Analysis
Unobservable Input	Range			Weighted Average	Movement in Fair Value from Increase in Input	Movement in Fair Value from Decrease in Input
Number of homes closed per year	0	to	130	91	Increase	Decrease
Average sales price	$419,000	to	$1,200,000	486,000	Increase	Decrease
Discount rate	5%	to	12%	7.4%	Decrease	Increase

The table set forth below summarizes the activity for our Metro Bonds:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$27,277	$19,978	$25,911	$18,203
Increase in fair value (recorded in other comprehensive income)	915	1,925	1,865	3,343
Change due to accretion of principal	412	356	828	713
Cash receipts	-	-	-	-
Balance at end of period	$28,604	$22,259	$28,604	$22,259

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

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
5⅝% Senior Notes due February 2020, net	$246,466	$261,767	$246,032	$257,813
5½% Senior Notes due January 2024	248,299	249,892	248,209	252,188
6% Senior Notes due January 2043	346,311	275,228	346,283	276,938
Total	$841,076	$786,887	$840,524	$786,939

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

7.             Inventories

The following table sets forth, by reportable segment, information relating to our homebuilding inventories:

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$498,341	$365,867
Mountain	295,775	253,578
East	139,806	127,591
Subtotal	933,922	747,036
Land and Land Under Development:
West	511,643	580,682
Mountain	232,414	259,484
East	149,039	176,760
Subtotal	893,096	1,016,926
Total Inventories	$1,827,018	$1,763,962

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

Impairments of homebuilding inventory by segment for the three and six months ended June 30, 2016 and 2015 are shown in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
West	$1,400	$-	$1,400	$-
Mountain	-	-	-	-
East	200	-	200	350
Total Inventory Impairments	$1,600	$-	$1,600	$350

The table below provides quantitative data, for the periods presented, used in determining the fair value of the impaired inventory.

	Impairment Data				Quantitative Data
Three Months Ended	Total Subdivisions Tested	Inventory Impairments	Fair Value of Inventory After Impairments	Number of Subdivisions Impaired	Discount Rate
	(Dollars in thousands)
March 31, 2016	14	$-	$-	-		N/A
June 30, 2016	17	$1,600	$6,415	2	12%	to	15%

March 31, 2015	22	$350	$3,701	1		8.7%
June 30, 2015	22	$-	$-	-		N/A

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

8.             Capitalization of Interest

We capitalize interest to inventories during the period of development in accordance with ASC Topic 835, Interest (“ASC 835”). Homebuilding interest capitalized as a cost of inventories is included in cost of sales as related units or lots are delivered. To the extent our homebuilding debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred. Qualified homebuilding assets consist of all lots and homes, excluding finished unsold homes or finished models, within projects that are actively selling or under development. The table set forth below summarizes homebuilding interest activity.

The homebuilding interest expensed in the table below relates to the portion of interest incurred where our homebuilding debt exceeded our qualified inventory for such periods in accordance with ASC 835.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Homebuilding interest incurred	$13,106	$13,305	$26,324	$26,556
Less: Interest capitalized	(13,106)	(13,305)	(26,324)	(26,556)
Homebuilding interest expensed	$-	$-	$-	$-

Interest capitalized, beginning of period	$79,783	$79,991	$77,541	$79,231
Plus: Interest capitalized during period	13,106	13,305	26,324	26,556
Less: Previously capitalized interest included in home and land cost of sales	(15,739)	(14,439)	(26,715)	(26,930)
Interest capitalized, end of period	$77,150	$78,857	$77,150	$78,857

9.             Homebuilding Prepaid Expenses and Other Assets

The following table sets forth the components of homebuilding prepaid expenses and other assets:

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)
Land option deposits	$8,841	$11,997
Deferred marketing costs	33,735	31,152
Prepaid expenses	6,119	6,500
Goodwill	6,008	6,008
Deferred debt issuance costs, net	5,004	5,570
Other	5,547	4,167
Total	$65,254	$65,394

10.           Homebuilding Accrued Liabilities and Financial Services Accounts Payable and Accrued Liabilities

The following table sets forth information relating to homebuilding accrued liabilities:

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)
Customer and escrow deposits	$30,067	$20,717
Warranty accrual	17,217	15,328
Accrued compensation and related expenses	21,072	25,492
Accrued interest	23,234	23,234
Land development and home construction accruals	10,904	11,465
Other accrued liabilities	28,157	26,650
Total accrued liabilities	$130,651	$122,886

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The following table sets forth information relating to financial services accounts payable and accrued liabilities:

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)
Insurance reserves	$46,900	$45,811
Accounts payable and other accrued liabilities	9,160	6,303
Total accounts payable and accrued liabilities	$56,060	$52,114

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

The table set forth below summarizes accrual, adjustment and payment activity related to our warranty accrual for the three and six months ended June 30, 2016 and 2015. For the three and six months ended June 30, 2016 we recorded adjustments of $0.3 million and $3.2 million, respectively, to increase our warranty accrual primarily due to higher than expected recent warranty related expenditures. For the same periods in the prior year, we reduced our warranty reserve by $0.2 million.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$16,852	$17,761	$15,328	$18,346
Expense provisions	2,305	1,329	3,757	2,444
Cash payments	(2,190)	(1,624)	(5,105)	(3,324)
Adjustments	250	(213)	3,237	(213)
Balance at end of period	$17,217	$17,253	$17,217	$17,253

12.           Insurance Reserves

The establishment of reserves for estimated losses associated with (1) insurance policies issued by Allegiant, (2) re-insurance agreements issued by StarAmerican, and (3) self-insured retentions for our homebuilding subsidiaries are based on actuarial studies that include known facts and interpretations of circumstances, including our experience with similar cases and historical trends involving claim payment patterns, pending levels of unpaid claims, product mix or concentration, claim severity, frequency patterns depending on the business conducted, and changing regulatory and legal environments. It is possible that future changes in the insurance payment experience used in estimating our ultimate insurance losses could have a material impact on our insurance reserves.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The table set forth below summarizes the insurance reserve activity for the three and six months ended June 30, 2016 and 2015. The insurance reserve is included as a component of accrued liabilities in the financial services section of the consolidated balance sheets.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$46,379	$50,015	$45,811	$50,470
Expense provisions	1,946	1,576	3,334	2,849
Cash payments, net of recoveries	(1,425)	(2,702)	(2,245)	(4,430)
Adjustments	-	(1,500)	-	(1,500)
Balance at end of period	$46,900	$47,389	$46,900	$47,389

The adjustments to decrease our insurance reserve during the three and six months ended June 30, 2015 primarily resulted from a decrease in insurance claim payment severity and frequency relative to prior period estimates.

In the ordinary course of business, we make payments from our insurance reserves to settle litigation claims arising primarily from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the three and six months ended June 30, 2016 and 2015 are not necessarily indicative of what future cash payments will be for subsequent periods.

13.           Income Taxes

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. Our overall effective income tax rates were 33.5% and 33.4% for the three and six months ended June 30, 2016, respectively, compared to 37.3% and 37.1% for the three and six months ended June 30, 2015, respectively. The rates for the three and six months ended June 30, 2016 resulted in income tax expense of $13.5 million and $18.3 million, respectively, compared to income tax expense of $11.9 million and $16.8 million for the three and six months ended June 30, 2015. The year-over-year improvements in our effective tax rates are primarily the result of our estimated 2016 full year effective tax rate including (1) an estimate for energy credits versus no such estimate as of June 30, 2015 as the credit for both 2015 and 2016 was not approved by the U.S. Congress until December of 2015 and (2) a domestic manufacturing deduction whereas we were not eligible for this deduction in the prior year due to our net operating loss carryforwards.

At June 30, 2016 and December 31, 2015 we had deferred tax assets, net of valuation allowances and deferred tax liabilities, of $89.2 million and $99.1 million, respectively. The valuation allowances were related to (1) various state net operating loss carryforwards where realization is more uncertain at this time due to the limited carryforward periods that exist in certain states and (2) the portion of the amount by which the carrying value of our Metro Bonds for tax purposes exceeds our carrying value for book purposes, as we believe realization of that portion is more uncertain at this time.

14.           Senior Notes

 The carrying value of our senior notes as of June 30, 2016 and December 31, 2015, net of any unamortized debt issuance costs or discount, were as follows:

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)
5⅝% Senior Notes due February 2020, net	$246,466	$246,032
5½% Senior Notes due January 2024	248,299	248,209
6% Senior Notes due January 2043	346,311	346,283
Total	$841,076	$840,524

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

15.           Stock Based Compensation

We account for share-based awards in accordance with ASC 718, which requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period. Stock-based compensation awards are valued at fair value on the date of grant. The following table sets forth share-based award expense activity for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Stock option grant expense	$2,643	$1,123	$5,293	$1,499
Restricted stock awards expense	533	593	870	1,092
Total stock based compensation	$3,176	$1,716	$6,163	$2,591

On May 18, 2015, the Company granted a non-qualified stock option to each of the Chief Executive Officer and the Chief Operating Officer for 1,000,000 shares of common stock under the Company’s 2011 Equity Incentive Plan. The terms of each option provide that, over a five year period, one third of the option shares will vest as of each of the third, fourth, and fifth anniversary dates of the grant of the option; provided that all unvested option shares will vest immediately in the event the closing price of the Company’s stock, as reported by the New York Stock Exchange, in any 20 out of 30 consecutive trading days closes at a price equal to or greater than 120% of the closing price on the date of grant (the “market-based condition”). The option exercise price is equal to the closing price of the Company’s common stock on the date of grant, which was $28.45 and the expiration date of each option is May 18, 2025. In accordance with ASC 718, the market-based awards were assigned a fair value of $5.62 per share (total value of $11.2 million) on the date of grant using a Monte Carlo simulation model and, as calculated under that model, all expense was to be recorded on a straight-line basis through the end of the 2016 second quarter. Included in the stock based compensation expense for the three and six months ended June 30, 2016, shown in the table above, was $2.5 million and $5.0 million, respectively, of stock option grant expense related to these market-based option grants. For the same periods in the prior year, $1.2 million of stock option grant compensation expense was related to these market-based option grants.

16.           Commitments and Contingencies

Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At June 30, 2016, we had outstanding surety bonds and letters of credit totaling $162.1 million and $70.9 million, respectively, including $43.4 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $44.0 million and $47.8 million, respectively. All letters of credit as of June 30, 2016, excluding those issued by HomeAmerican, were issued under our unsecured revolving credit facility (see Note 18 for further discussion of the revolving credit facility). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The following table summarizes the mortgage loan loss reserve activity for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$160	$1,225	$201	$810
Expense provisions	-	-	-	725
Cash payments	-	-	-	-
Adjustments	-	(167)	(41)	(477)
Balance at end of period	$160	$1,058	$160	$1,058

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

Lot Option Contracts. In the normal course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allow us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, and minimizes the amount of land inventories on our consolidated balance sheets. Our obligation with respect to Option Contracts is generally limited to forfeiture of the related deposits. At June 30, 2016, we had cash deposits and letters of credit totaling $8.1 million and $2.7 million, respectively, at risk associated with the option to purchase 2,650 lots.

17.           Derivative Financial Instruments

The derivative instruments we utilize in the normal course of business are interest rate lock commitments and forward sales of mortgage-backed securities, both of which typically are short-term in nature. Forward sales of mortgage-backed securities are utilized to hedge changes in fair value of our interest rate lock commitments as well as mortgage loans held-for-sale not under commitments to sell. For forward sales of mortgage-backed securities, as well as interest rate lock commitments that are still outstanding at the end of a reporting period, we record the changes in fair value of the derivatives in revenues in the financial services section of our consolidated statements of operations and comprehensive income with an offset to other assets or accounts payable and accrued liabilities in the financial services section of our consolidated balance sheets, depending on the nature of the change.

At June 30, 2016, we had interest rate lock commitments with an aggregate principal balance of $122.8 million. Additionally, we had $23.8 million of mortgage loans held-for-sale at June 30, 2016 that had not yet been committed to a mortgage purchaser. In order to hedge the changes in fair value of our interest rate lock commitments and mortgage loans held-for-sale that had not yet been committed to a mortgage purchaser, we had forward sales of securities totaling $85.0 million at June 30, 2016.

For the three and six months ended June 30, 2016, we recorded net gains on our derivatives of $0.4 million and $1.0 million, respectively, compared to $0 and $0.6 million for the same periods in 2015.

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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of June 30, 2016.

We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At June 30, 2016 and December 31, 2015, there were $27.5 million and $22.5 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. At both June 30, 2016 and December 31, 2015, we had $15.0 million in outstanding borrowings under the Revolving Credit Facility. As of June 30, 2016, availability under the Revolving Credit Facility was approximately $507.5 million.

Mortgage Repurchase Facility. HomeAmerican has a master repurchase agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”) that will expire on September 16, 2016. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased on June 24, 2016 from $50 million to $100 million and was effective through July 28, 2016. The Mortgage Repurchase Facility also had a temporary increase in the maximum aggregate commitment from $50 million to $90 million from December 23, 2015 through January 31, 2016. At June 30, 2016 and December 31, 2015, there were $93.3 million and $88.6 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is LIBOR-based. The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth Ratio, (iii) a minimum Adjusted Net Income requirement, and (iv) a minimum Liquidity requirement. The foregoing terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of June 30, 2016.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Balance Sheet

	June 30, 2016
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and cash equivalents	$127,973	$4,033	$-	$-	$132,006
Marketable securities	55,798	-	-	-	55,798
Restricted cash	-	3,946	-	-	3,946
Trade and other receivables	5,915	44,232	-	(2,344)	47,803
Inventories:
Housing completed or under construction	-	933,922	-	-	933,922
Land and land under development	-	893,096	-	-	893,096
Total inventories	-	1,827,018	-	-	1,827,018

Intercompany receivables	1,637,706	2,805	5,643	(1,646,154)	-
Investment in subsidiaries	232,695	-	-	(232,695)	-
Property and equipment, net	26,366	2,777	-	-	29,143
Deferred tax asset, net	87,827	-	-	1,415	89,242
Metropolitan district bond securities (related party)	28,604	-	-	-	28,604
Prepaid and other assets	4,238	61,016	-	-	65,254
Total homebuilding assets	2,207,122	1,945,827	5,643	(1,879,778)	2,278,814

Financial Services:
Cash and cash equivalents	-	-	39,300	-	39,300
Marketable securities	-	-	14,821	-	14,821
Intercompany receivables	-	-	38,651	(38,651)	-
Mortgage loans held-for-sale, net	-	-	118,699	-	118,699
Other assets	-	-	11,181	(1,415)	9,766
Total financial services assets	-	-	222,652	(40,066)	182,586
Total Assets	$2,207,122	$1,945,827	$228,295	$(1,919,844)	$2,461,400

LIABILITIES AND EQUITY

Homebuilding:
Accounts payable	$-	$48,294	$-	$-	$48,294
Accrued liabilities	26,925	101,341	139	2,246	130,651
Advances and notes payable to parent and subsidiaries	47,099	1,607,331	26,268	(1,680,698)	-
Revolving credit facility	15,000	-	-	-	15,000
Senior notes, net	841,076	-	-	-	841,076
Total homebuilding liabilities	930,100	1,756,966	26,407	(1,678,452)	1,035,021

Financial Services:
Accounts payable and other liabilities	-	-	60,650	(4,590)	56,060
Advances and notes payable to parent and subsidiaries	-	-	4,107	(4,107)	-
Mortgage repurchase facility	-	-	93,297	-	93,297
Total financial services liabilities	-	-	158,054	(8,697)	149,357
Total Liabilities	930,100	1,756,966	184,461	(1,687,149)	1,184,378

Equity:
Total Stockholders' Equity	1,277,022	188,861	43,834	(232,695)	1,277,022
Total Liabilities and Stockholders' Equity	$2,207,122	$1,945,827	$228,295	$(1,919,844)	$2,461,400

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statement of Operations

	Three Months Ended June 30, 2016
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$571,511	$-	$-	$571,511
Home and land cost of sales	-	(476,052)	-	-	(476,052)
Inventory impairments	-	(1,600)	-	-	(1,600)
Total cost of sales	-	(477,652)	-	-	(477,652)
Gross margin	-	93,859	-	-	93,859
Selling, general, and administrative expenses	(11,228)	(53,024)	-	(188)	(64,440)
Equity income of subsidiaries	32,909	-	-	(32,909)	-
Interest and other income	2,020	423	2	108	2,553
Other expense	(1)	(277)	-	-	(278)
Other-than-temporary impairment of marketable securities	(288)	-	-	-	(288)
Homebuilding pretax income (loss)	23,412	40,981	2	(32,989)	31,406
Financial Services:
Financial services pretax income	-	-	8,972	80	9,052
Income before income taxes	23,412	40,981	8,974	(32,909)	40,458
(Provision) benefit for income taxes	3,501	(13,746)	(3,300)	-	(13,545)
Net income	$26,913	$27,235	$5,674	$(32,909)	$26,913
Other comprehensive income related to available for sale securities, net of tax	895	-	371	(371)	895
Comprehensive income	$27,808	$27,235	$6,045	$(33,280)	$27,808

	Three Months Ended June 30, 2015
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$461,708	$-	$-	$461,708
Home and land cost of sales	-	(385,019)	-	-	(385,019)
Inventory impairments	-	-	-	-	-
Total cost of sales	-	(385,019)	-	-	(385,019)
Gross margin	-	76,689	-	-	76,689
Selling, general, and administrative expenses	(8,638)	(46,048)	-	(95)	(54,781)
Equity income of subsidiaries	24,248	-	-	(24,248)	-
Interest and other income	1,728	994	-	(2)	2,720
Interest expense	192	-	-	(192)	-
Other expense	(1)	(1,054)	-	-	(1,055)
Other-than-temporary impairment of marketable securities	-	-	-	-	-
Homebuilding pretax income (loss)	17,529	30,581	-	(24,537)	23,573
Financial Services:
Financial services pretax income	-	-	8,020	289	8,309
Income before income taxes	17,529	30,581	8,020	(24,248)	31,882
(Provision) benefit for income taxes	2,469	(11,408)	(2,945)	-	(11,884)
Net income	$19,998	$19,173	$5,075	$(24,248)	$19,998
Other comprehensive income related to available for sale securities, net of tax	(360)	-	(539)	539	(360)
Comprehensive income	$19,638	$19,173	$4,536	$(23,709)	$19,638

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statement of Operations

	Six Months Ended June 30, 2016
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$968,255	$-	$-	$968,255
Home and land cost of sales	-	(807,441)	(300)	-	(807,741)
Inventory impairments	-	(1,600)	-	-	(1,600)
Total cost of sales	-	(809,041)	(300)	-	(809,341)
Gross margin	-	159,214	(300)	-	158,914
Selling, general, and administrative expenses	(23,330)	(97,040)	-	(347)	(120,717)
Equity income of subsidiaries	50,279	-	-	(50,279)	-
Interest and other income	2,492	1,152	3	(158)	3,489
Other expense	(3)	(902)	-	-	(905)
Other-than-temporary impairment of marketable securities	(719)	-	-	-	(719)
Homebuilding pretax income (loss)	28,719	62,424	(297)	(50,784)	40,062
Financial Services:
Financial services pretax income	-	-	14,164	505	14,669
Income before income taxes	28,719	62,424	13,867	(50,279)	54,731
(Provision) benefit for income taxes	7,757	(20,822)	(5,190)	-	(18,255)
Net income	$36,476	$41,602	$8,677	$(50,279)	$36,476
Other comprehensive income related to available for sale securities, net of tax	2,843	-	370	(370)	2,843
Comprehensive income	$39,319	$41,602	$9,047	$(50,649)	$39,319

	Six Months Ended June 30, 2015
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$839,627	$-	$-	$839,627
Home and land cost of sales	-	(704,786)	-	-	(704,786)
Inventory impairments	-	(350)	-	-	(350)
Total cost of sales	-	(705,136)	-	-	(705,136)
Gross margin	-	134,491	-	-	134,491
Selling, general, and administrative expenses	(17,560)	(87,505)	-	(248)	(105,313)
Equity income of subsidiaries	37,240	-	-	(37,240)	-
Interest and other income	3,291	1,275	5	3	4,574
Interest expense	278	-	-	(278)	-
Other expense	(3)	(2,186)	-	-	(2,189)
Other-than-temporary impairment of marketable securities	-	-	-	-	-
Homebuilding pretax income (loss)	23,246	46,075	5	(37,763)	31,563
Financial Services:
Financial services pretax income	-	-	13,122	523	13,645
Income before income taxes	23,246	46,075	13,127	(37,240)	45,208
(Provision) benefit for income taxes	5,172	(17,112)	(4,850)	-	(16,790)
Net income	$28,418	$28,963	$8,277	$(37,240)	$28,418
Other comprehensive income related to available for sale securities, net of tax	948	-	(280)	280	948
Comprehensive income	$29,366	$28,963	$7,997	$(36,960)	$29,366

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statement of Cash Flows

	Six Months Ended June 30, 2016
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$17,988	$(45,748)	$5,674	$-	$(22,086)
Net cash provided by (used in) investing activities	(6,756)	(1,132)	(2,967)	43,077	32,222
Financing activities:
Payments from (advances to) subsidiaries	-	47,816	(4,739)	(43,077)	-
Mortgage repurchase facility	-	-	4,686	-	4,686
Dividend payments	(24,504)	-	-	-	(24,504)
Proceeds from the exercise of stock options	-	-	-	-	-
Net cash provided by (used in) financing activities	(24,504)	47,816	(53)	(43,077)	(19,818)

Net increase in cash and cash equivalents	(13,272)	936	2,654	-	(9,682)
Cash and cash equivalents:
Beginning of period	141,245	3,097	36,646	-	180,988
End of period	$127,973	$4,033	$39,300	$-	$171,306

	Six Months Ended June 30, 2015
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$35,266	$(895)	$10,138	$-	$44,509
Net cash provided by (used in) investing activities	13,810	(265)	698	2,346	16,589
Financing activities:
Payments from (advances to) subsidiaries	-	1,481	865	(2,346)	-
Mortgage repurchase facility	-	-	(10,822)	-	(10,822)
Dividend payments	(24,425)	-	-	-	(24,425)
Proceeds from the exercise of stock options	612	-	-	-	612
Net cash provided by (used in) financing activities	(23,813)	1,481	(9,957)	(2,346)	(34,635)

Net increase in cash and cash equivalents	25,263	321	879	-	26,463
Cash and cash equivalents:
Beginning of period	119,951	2,691	31,183	-	153,825
End of period	$145,214	$3,012	$32,062	$-	$180,288

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$571,195	$461,708	$965,615	$838,717
Land sale revenues	316	-	2,640	910
Total home and land sale revenues	571,511	461,708	968,255	839,627
Home cost of sales	(475,836)	(385,019)	(805,862)	(703,661)
Land cost of sales	(216)	-	(1,879)	(1,125)
Inventory impairments	(1,600)	-	(1,600)	(350)
Total cost of sales	(477,652)	(385,019)	(809,341)	(705,136)
Gross margin	93,859	76,689	158,914	134,491
Gross margin %	16.4%	16.6%	16.4%	16.0%
Selling, general and administrative expenses	(64,440)	(54,781)	(120,717)	(105,313)
Interest and other income	2,553	2,720	3,489	4,574
Other expense	(278)	(1,055)	(905)	(2,189)
Other-than-temporary impairment of marketable securities	(288)	-	(719)	-
Homebuilding pretax income	31,406	23,573	40,062	31,563

Financial Services:
Revenues	15,823	11,420	26,840	22,011
Expenses	(7,543)	(4,207)	(13,784)	(10,366)
Interest and other income	772	1,096	1,613	2,000
Financial services pretax income	9,052	8,309	14,669	13,645

Income before income taxes	40,458	31,882	54,731	45,208
Provision for income taxes	(13,545)	(11,884)	(18,255)	(16,790)
Net income	$26,913	$19,998	$36,476	$28,418

Earnings per share:
Basic	$0.55	$0.41	$0.74	$0.58
Diluted	$0.55	$0.41	$0.74	$0.58

Weighted average common shares outstanding:
Basic	48,851,350	48,768,021	48,839,660	48,741,476
Diluted	48,861,742	49,005,037	48,848,914	48,954,059

Dividends declared per share	$0.25	$0.25	$0.50	$0.50

Cash provided by (used in):
Operating Activities	$(7,101)	$29,083	$(22,086)	$44,509
Investing Activities	$19,048	$22,927	$32,222	$16,589
Financing Activities	$20,824	$(1,637)	$(19,818)	$(34,635)

Overview

Industry Conditions

The 2016 spring selling season showed improvement over 2015. The stability of the housing industry continues to be driven by solid levels of employment, consumer confidence and personal income. Despite the Brexit-related uncertainties that unfolded at the end of the 2016 second quarter and ongoing concerns associated with the upcoming presidential election, we are optimistic that the industry will continue down a steady path as we continue to see strong household formation, a moderate supply of both new and existing homes, and mortgages rates at or near record lows. Furthermore, we believe that a reemergence of the first-time buyer into the market for new homes has the potential to increase the overall level of national new home sales.

Three Months Ended June 30, 2016

Our net income for the 2016 second quarter was $26.9 million, or $0.55 per diluted share, a significant increase from $20.0 million, or $0.41 per diluted share, for the same period in the prior year. The increase was primarily driven by an improvement in home sale revenues of 24% coupled with a 60 basis point improvement in our selling, general and administrative (“SG&A”) expenses as a percentage of home sale revenues rate (“SG&A rate”) and a 380 basis point improvement in our effective tax rate.

Home sale revenues were up 24% from $461.7 million in the 2015 second quarter to $571.2 million in the 2016 second quarter. The $109.5 million improvement was the result of both a 10% increase in our average selling price and a 13% increase in the number of homes delivered. The increase in our average selling price was mostly due to a mix shift to higher-priced communities and, to a lesser extent, price increases implemented over the past twelve months. Our improvement in the number of homes delivered was the result of a 39% year-over-year increase in our beginning homes in backlog.

Net new home order activity increased 11% from the prior year period primarily driven by a 10% increase in our monthly sales absorption pace to 3.3, our highest second quarter absorption pace since 2005. Our average selling price of net new home orders increased 3% primarily driven by a shift in mix to higher priced communities. The year-over-year increase was smaller than in recent quarters, due in part to increasing our offering of a more affordable product in certain of our markets. As a result of the increase in both units and average price, the dollar value of our net new orders was up 15% from the 2015 second quarter to $723.0 million.

Six months ended June 30, 2016

Our net income for the six months ended June 30, 2016 was $36.5 million, or $0.74 per diluted share, an increase compared to net income of $28.4 million, or $0.58 per diluted share, for the prior year period. Our net income was up primarily due to a 15% improvement in home sale revenues and a 30 basis point increase in our gross margin from home sale revenues.

Outlook

Our dollar value of homes in backlog reached $1.61 billion at June 30, 2016, up 42% year-over-year and the highest since our 2006 third quarter. However, expectations from our significant increase in backlog in regard to future home deliveries should continue to be tempered as a result of our backlog consisting of a much higher percentage of build-to-order sales, which are generally in backlog for a longer period of time, and subcontractor availability issues, which have continued to negatively impact our cycle times. As a result, we expect to experience a lower number of homes delivered as a percentage of beginning backlog (“backlog conversion rate”) for the remainder of the year than we have historically experienced. As we enter the second half of 2016, our key focus will remain on driving year-over-year growth in revenues by accelerating the delivery of homes from our significant beginning backlog. We are also increasing the availability of our recently developed series of more affordable home plans in many of our markets, because we believe that the first-time homebuyer segment will become an increasingly important part of the housing market. With overall liquidity of $756.1 million and no senior note maturities until 2020, we believe that our financial position at June 30, 2016 provides us with the ability to grow operations as opportunities arise while still providing adequate protection from the volatile and cyclical nature of the housing market and the domestic and global economies. See "Forward-Looking Statements" below.

Homebuilding

Pretax Income

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
	(Dollars in thousands)
West	$15,740	$15,597	$143	1%	$25,438	$24,100	$1,338	6%
Mountain	20,748	14,970	5,778	39%	30,832	22,390	8,442	38%
East	4,500	19	4,481	N/M	5,867	(402)	6,269	N/M
Corporate	(9,582)	(7,013)	(2,569)	37%	(22,075)	(14,525)	(7,550)	52%
Total homebuilding pretax income	$31,406	$23,573	$7,833	33%	$40,062	$31,563	$8,499	27%

N/M – Not meaningful

For the three months ended June 30, 2016, we recorded homebuilding pretax income of $31.4 million, compared to $23.6 million for the same period in the prior year, an increase of $7.8 million. The improvement in pretax income for the quarter was primarily driven by a 24% year-over-year increase in our home sale revenues and a 60 basis point improvement in our SG&A rate. The year-over-year increases in pretax income for each of our West, Mountain and East segments were driven primarily by higher home sale revenues of 24%, 21% and 28%, respectively. Our Mountain and East segments also benefited from an improved gross margin from home sales percentage driven primarily by a higher percentage of build-to-order deliveries. The pretax loss in our Corporate segment grew by $2.6 million primarily due to higher compensation-related expenses.

For the six months ended June 30, 2016, we recorded homebuilding pretax income of $40.1 million, compared to $31.6 million for the same period in the prior year, an increase of $8.5 million. The increase was primarily attributable to a 15% increase in home sale revenues, coupled with a 30 basis point increase in gross margin from home sale revenues. The increases in pretax income for each of our West, Mountain and East segments were driven primarily by increases in home sale revenues of 17%, 16% and 8%, respectively. Furthermore, our East and Mountain segments benefited from improvements in their gross margin from home sales percentage. The additional $7.6 million of pretax loss in our Corporate segment was primarily due to higher compensation-related expenses.

Assets

	June 30,	December 31,	Change
	2016	2015	Amount	%
	(Dollars in thousands)
West	$1,066,722	$991,393	$75,329	8%
Mountain	559,287	536,831	22,456	4%
East	317,013	324,457	(7,444)	(2)%
Corporate	335,792	393,712	(57,920)	(15)%
Total homebuilding assets	$2,278,814	$2,246,393	$32,421	1%

Total homebuilding assets were nearly unchanged at June 30, 2016 compared to December 31, 2015. Homebuilding assets in our West and Mountain segments increased modestly from December 31, 2015 as a result of incremental investments in our work-in-process inventories. The funds for these investments came from our Corporate segment, driving the majority of the $57.9 million decline in our Corporate segment’s assets.

Home and land sale revenues

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
	(Dollars in thousands)
West	$270,031	$217,701	$52,330	24%	$461,406	$394,518	$66,888	17%
Mountain	190,334	156,893	33,441	21%	328,158	280,914	47,244	17%
East	111,146	87,114	24,032	28%	178,691	164,195	14,496	9%
Total home and land sale revenues	$571,511	$461,708	$109,803	24%	$968,255	$839,627	$128,628	15%

For the 2016 second quarter, home and land sale revenues increased $109.8 million year-over-year to $571.5 million. For the six months ended June 30, 2016, home and land sale revenues increased $128.6 million from the same period in the prior year to $968.3 million. The increases for both the three and six months ended June 30, 2016 compared to the same periods in the prior year were driven by increases in our average selling price of 10% and 8%, respectively, and increases in new home deliveries of 13% and 7%, respectively.

New Home Deliveries

	Three Months Ended June 30,
	2016			2015			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	201	$60,976	$303.4	203	$58,691	$289.1	(1)%	4%	5%
California	192	117,985	614.5	185	89,544	484.0	4%	32%	27%
Nevada	148	51,834	350.2	134	46,616	347.9	10%	11%	1%
Washington	85	39,236	461.6	59	22,850	387.3	44%	72%	19%
West	626	270,031	431.4	581	217,701	374.7	8%	24%	15%
Colorado	353	172,100	487.5	317	147,925	466.6	11%	16%	4%
Utah	51	17,935	351.7	25	8,968	358.7	104%	100%	(2)%
Mountain	404	190,035	470.4	342	156,893	458.8	18%	21%	3%
Maryland	83	41,639	501.7	57	25,702	450.9	46%	62%	11%
Virginia	75	38,623	515.0	60	28,326	472.1	25%	36%	9%
Florida	84	30,867	367.5	86	33,086	384.7	(2)%	(7)%	(4)%
East	242	111,129	459.2	203	87,114	429.1	19%	28%	7%
Total	1,272	$571,195	$449.1	1,126	$461,708	$410.0	13%	24%	10%

	Six Months Ended June 30,
	2016			2015			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	361	$106,038	$293.7	353	$105,577	$299.1	2%	0%	(2)%
California	317	193,515	610.5	325	158,530	487.8	(2)%	22%	25%
Nevada	255	90,260	354.0	245	87,530	357.3	4%	3%	(1)%
Washington	159	71,593	450.3	115	42,881	372.9	38%	67%	21%
West	1,092	461,406	422.5	1,038	394,518	380.1	5%	17%	11%
Colorado	602	293,675	487.8	562	259,863	462.4	7%	13%	6%
Utah	90	32,510	361.2	56	20,140	359.6	61%	61%	0%
Mountain	692	326,185	471.4	618	280,003	453.1	12%	16%	4%
Maryland	117	57,445	491.0	113	52,858	467.8	4%	9%	5%
Virginia	115	58,777	511.1	119	57,446	482.7	(3)%	2%	6%
Florida	163	61,802	379.2	147	53,892	366.6	11%	15%	3%
East	395	178,024	450.7	379	164,196	433.2	4%	8%	4%
Total	2,179	$965,615	$443.1	2,035	$838,717	$412.1	7%	15%	8%

For both the three and six months ended June 30, 2016, most of our markets experienced year-over-year increases in the average selling price of homes delivered. California and Washington each experienced the most significant increases in average selling price in both periods as both markets benefited from (1) a shift in mix to higher priced communities and (2) price increases implemented over the past twelve months.

The number of homes delivered for both the three and six months ended June 30, 2016 increased compared to the same periods in 2015 as our beginning backlog for each period was up 39% and 54% year-over-year, respectively. However, the benefit to deliveries from the improved beginning backlog was somewhat offset by a lower backlog conversion rate mostly due to (1) a higher percentage of our homes in beginning backlog being in the early phases of construction due to our renewed focus on build-to-order homes and (2) issues with subcontractor availability, which have negatively impacted our cycle times. During the 2016 second quarter, we were able to sequentially improve our backlog conversion rate to 41% from 39% in the 2016 first quarter and expect to maintain or improve upon the current quarter conversion rate for the two remaining quarters of 2016. See "Forward-Looking Statements" below.

Gross Margin

For the 2016 second quarter, our gross margin from home sales decreased 20 basis points from the same period in 2015. Our gross margin from home sales for the quarter was negatively impacted by inventory impairments of $1.6 million, but was mostly offset by less interest included in cost of sales as a percentage of home sale revenues.

Our gross margin from home sales for the six months ended June 30, 2016 increased 30 basis points year-over-year due primarily to (1) a higher percentage of our deliveries coming from build-to-order sales, which typically have higher gross margins when compared to deliveries of homes that were started without a sales contract, and (2) less interest included in cost of sales as a percentage of home sale revenues primarily due to a higher inventory balance to allocate the interest incurred. The increase in our gross margin from home sales was tempered somewhat by $3.2 million, or 30 basis points, in negative adjustments to our warranty accrual, primarily due to higher than expected recent warranty related expenditures, and $1.6 million of inventory impairments.

Inventory Impairments

Impairments of homebuilding inventory by segment for the three and six months ended June 30, 2016 and 2015 are shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)		(Dollars in thousands)
West	$1,400	$-	$1,400	$-
Mountain	-	-	-	-
East	200	-	200	350
Total Inventory Impairments	$1,600	$-	$1,600	$350

The table below provides quantitative data, for the periods presented, used in determining the fair value of the impaired inventory.

	Impairment Data				Quantitative Data
Three Months Ended	Total Subdivisions Tested	Inventory Impairments	Fair Value of Inventory After Impairments	Number of Subdivisions Impaired	Discount Rate
	(Dollars in thousands)
March 31, 2016	14	$-	$-	-		N/A
June 30, 2016	17	$1,600	$6,415	2	12%	to	15%

March 31, 2015	22	$350	$3,701	1		8.7%
June 30, 2015	22	$-	$-	-		N/A

Selling, General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
	(Dollars in thousands)
General and administrative expenses	$31,414	$26,377	$5,037	$62,880	$52,290	$10,590
General and administrative expenses as a percentage of home sale revenues	5.5%	5.7%	(20) bps	6.5%	6.2%	30 bps
Marketing expenses	$14,433	$13,191	$1,242	$26,466	$25,318	$1,148
Marketing expenses as a percentage of home sale revenues	2.5%	2.9%	(40) bps	2.7%	3.0%	(30) bps
Commissions expenses	$18,593	$15,213	$3,380	$31,371	$27,705	$3,666
Commissions expenses as a percentage of home sale revenues	3.3%	3.3%	0 bps	3.2%	3.3%	(10) bps
Total selling, general and administrative expenses	$64,440	$54,781	$9,659	$120,717	$105,313	$15,404
Total selling, general and administrative expenses as a percentage of home sale revenues	11.3%	11.9%	(60) bps	12.5%	12.6%	(10) bps

For the three and six months ended June 30, 2016, the increases in our general and administrative expenses were primarily due to increased compensation-related expenses driven by higher average headcount and additional stock-based compensation expense related to a non-qualified stock option grant made in the middle of the 2015 second quarter to each of our Chief Executive Officer and Chief Operating Officer. Despite the higher general and administrative expenses, we experienced year-over-year decreases in our SG&A rates for both periods as the result of year-over-year increases in home sale revenues of 24% and 15%, respectively, for the three and six months ended June 30, 2016.

Other-Than-Temporary Impairment of Marketable Securities

During the three and six months ended June 30, 2016, we recorded an impairment of marketable securities totaling $0.3 million and $0.7 million, respectively. The impairments recorded on certain equity securities were based on our determination that the unrealized loss on certain of our equity securities no longer met the criteria to be considered temporary. No such impairments were recorded during the same periods in 2015.

Other Homebuilding Operating Data

Net New Orders:

	Three Months Ended June 30,
	2016				2015				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *
	(Dollars in thousands)
Arizona	236	$69,393	$294.0	2.62	250	$70,350	$281.4	2.35	(6)%	(1)%	4%	11%
California	308	178,438	579.3	5.33	283	158,462	559.9	4.44	9%	13%	3%	20%
Nevada	230	81,610	354.8	3.48	150	56,254	375.0	4.55	53%	45%	(5)%	(24)%
Washington	118	56,463	478.5	3.42	109	45,769	419.9	2.79	8%	23%	14%	23%
West	892	385,904	432.6	3.59	792	330,835	417.7	3.27	13%	17%	4%	10%
Colorado	413	191,329	463.3	4.02	410	187,483	457.3	3.23	1%	2%	1%	24%
Utah	77	28,070	364.5	3.21	63	22,458	356.5	3.11	22%	25%	2%	3%
Mountain	490	219,399	447.8	3.87	473	209,941	443.8	3.22	4%	5%	1%	20%
Maryland	69	31,750	460.1	1.67	61	28,660	469.8	2.14	13%	11%	(2)%	(22)%
Virginia	73	37,362	511.8	2.95	43	22,318	519.0	1.74	70%	67%	(1)%	70%
Florida	122	48,565	398.1	2.32	112	37,938	338.7	2.45	9%	28%	18%	(5)%
East	264	117,677	445.7	2.23	216	88,916	411.6	2.18	22%	32%	8%	2%
Total	1,646	$722,980	$439.2	3.34	1,481	$629,692	$425.2	3.03	11%	15%	3%	10%

	Six Months Ended June 30,
	2016				2015				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *
	(Dollars in thousands)
Arizona	459	$138,015	$300.7	2.49	475	$132,673	$279.3	2.22	(3)%	4%	8%	12%
California	537	322,374	600.3	4.54	512	280,992	548.8	4.15	5%	15%	9%	9%
Nevada	459	163,041	355.2	3.57	377	143,669	381.1	4.83	22%	13%	(7)%	(26)%
Washington	242	116,336	480.7	3.17	221	91,814	415.4	2.90	10%	27%	16%	9%
West	1,697	739,766	435.9	3.34	1,585	649,148	409.6	3.22	7%	14%	6%	4%
Colorado	906	427,248	471.6	4.11	900	418,453	464.9	3.56	1%	2%	1%	15%
Utah	143	52,783	369.1	3.03	129	46,747	362.4	3.27	11%	13%	2%	(7)%
Mountain	1,049	480,031	457.6	3.92	1,029	465,200	452.1	3.52	2%	3%	1%	11%
Maryland	158	74,810	473.5	2.09	128	62,276	486.5	2.33	23%	20%	(3)%	(10)%
Virginia	158	82,055	519.3	3.07	115	57,497	500.0	2.10	37%	43%	4%	46%
Florida	230	97,657	424.6	2.42	217	77,374	356.6	2.51	6%	26%	19%	(4)%
East	546	254,522	466.2	2.46	460	197,147	428.6	2.34	19%	29%	9%	5%
Total	3,292	$1,474,319	$447.8	3.30	3,074	$1,311,495	$426.6	3.13	7%	12%	5%	5%

* Calculated as total net new orders in period ÷ average active communities during period ÷ number of months in period

For the three and six months ended June 30, 2016, the dollar value of net new orders increased 15% and 12%, respectively, compared to the same periods in the prior year, as both net new orders and average selling price increased from the prior year periods. Our net new orders in both periods were up primarily due to improved absorption rates.

For both periods in 2016, our California, Nevada, Washington, Virginia and Florida markets primarily drove the $93.3 million and $162.8 million year-over-year increases, respectively, in the dollar value of net new orders. In California, we continued to see improving demand and a shift in mix to higher priced communities, driving $20.0 million and $41.4 million, respectively, in year-over-year increases in the dollar value of net new orders for the three and six months ended June 30, 2016. The $25.4 million and $19.4 million, respectively, of increases in our Nevada market’s dollar value of net new orders were driven by higher net new orders, which were the result of a significant increases in our average active community count, but partially offset by a decline in our monthly sales absorption rate. Our monthly sales absorption pace in Nevada during 2015 benefited from higher sales coming from certain active communities that were in high demand whereas those communities were no longer active in 2016. Our Washington market has been very strong in 2016 and, as a result, we have been able to drive price increases while continuing to see strong monthly sales absorption paces. In 2015, demand in our Virginia market was particularly tepid. During 2016, we have seen demand improve, which has helped drive the $15.0 million and $24.6 million improvements, respectively, in the dollar value of net new orders. Our Florida market has benefited from an increase in average active communities and a higher average selling price, primarily due to a higher portion of sales coming from our communities in South Florida, which have the highest selling price in the state.

Active Subdivisions:

				Average Active Subdivisions			Average Active Subdivisions
	Active Subdivisions			Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%	June 30,		%
	2016	2015	Change	2016	2015	Change	2016	2015	Change
Arizona	30	35	(14)%	30	36	(17)%	31	36	(14)%
California	20	20	0%	19	21	(10)%	20	21	(5)%
Nevada	22	11	100%	22	11	100%	21	13	62%
Washington	10	13	(23)%	12	13	(8)%	13	13	0%
West	82	79	4%	83	81	2%	85	83	2%
Colorado	28	39	(28)%	34	42	(19)%	37	42	(12)%
Utah	8	7	14%	8	7	14%	8	7	14%
Mountain	36	46	(22)%	42	49	(14)%	45	49	(8)%
Maryland	13	9	44%	14	10	40%	13	9	44%
Virginia	9	7	29%	8	8	0%	9	9	0%
Florida	19	15	27%	18	15	20%	16	14	14%
East	41	31	32%	40	33	21%	38	32	19%
Total	159	156	2%	165	163	1%	168	164	2%

At June 30, 2016, we had 159 active subdivisions, a 2% increase from June 30, 2015. With regard to our Colorado market, although we experienced a 28% year-over-year decrease in our number of active communities, our lots owned and optioned at June 30, 2016, as discussed in the “Lots Owned and Optioned” section below, are up 14% year-over-year and we expect this to drive future increases in active community count. For our remaining markets, the year-over-year change is primarily driven by the timing of opening new communities versus closing out older communities. See "Forward-Looking Statements" below.

Cancellation Rate:

	Three Months Ended June 30,		Change in	Six Months Ended June 30,		Change in
	2016	2015	Percentage	2016	2015	Percentage
Arizona	25%	17%	8%	23%	20%	3%
California	19%	19%	0%	19%	19%	0%
Nevada	15%	15%	0%	14%	13%	1%
Washington	16%	17%	(1)%	17%	15%	2%
West	19%	17%	2%	19%	17%	2%
Colorado	22%	20%	2%	18%	17%	1%
Utah	18%	18%	0%	19%	15%	4%
Mountain	22%	20%	2%	18%	17%	1%
Maryland	27%	20%	7%	23%	16%	7%
Virginia	18%	34%	(16)%	16%	27%	(11)%
Florida	26%	24%	2%	26%	23%	3%
East	24%	25%	(1)%	22%	23%	(1)%
Total	21%	19%	2%	19%	18%	1%

Our cancellation rate for the three and six months ended June 30, 2016 was up slightly from the same periods in 2015. For both periods in 2016, our Virginia market had the most significant year-over-year changes. The improvement in our Virginia market for both periods was the result of 2015 having a higher number of cancellations from homes with contingencies in beginning backlog.

Backlog:

	June 30,
	2016			2015			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	419	$129,591	$309.3	353	$102,062	$289.1	19%	27%	7%
California	562	360,450	641.4	379	217,806	574.7	48%	65%	12%
Nevada	399	138,604	347.4	287	114,305	398.3	39%	21%	(13)%
Washington	262	127,968	488.4	161	68,564	425.9	63%	87%	15%
West	1,642	756,613	460.8	1,180	502,737	426.0	39%	50%	8%
Colorado	1,126	546,356	485.2	917	428,450	467.2	23%	28%	4%
Utah	161	59,133	367.3	113	39,681	351.2	42%	49%	5%
Mountain	1,287	605,489	470.5	1,030	468,131	454.5	25%	29%	4%
Maryland	131	61,623	470.4	83	42,326	510.0	58%	46%	(8)%
Virginia	144	76,278	529.7	86	44,964	522.8	67%	70%	1%
Florida	241	107,679	446.8	179	71,180	397.7	35%	51%	12%
East	516	245,580	475.9	348	158,470	455.4	48%	55%	5%
Total	3,445	$1,607,682	$466.7	2,558	$1,129,338	$441.5	35%	42%	6%

At June 30, 2016, we had 3,445 homes in backlog with a total value of $1.61 billion, representing a year-over-year increase of 887 homes and $478.3 million from June 30, 2015. The increase in the number homes in backlog for each of our markets was driven by a combination of the following factors: (1) an increase in net new order activity over the last twelve months, (2) a higher percentage of our backlog coming from build-to-order sales, which are generally in backlog for a longer period of time and, (3) limited subcontractor availability, which has extended our cycle times.

Homes Completed or Under Construction (WIP lots):

	June 30,		%
	2016	2015	Change
Unsold:
Completed	100	229	(56)%
Under construction	263	459	(43)%
Total unsold started homes	363	688	(47)%
Sold homes under construction or completed	2,535	1,787	42%
Model homes	289	281	3%
Total homes completed or under construction	3,187	2,756	16%

At the beginning of 2015, we increased our focus on build-to-order sales and started fewer unsold homes, giving our customers the best opportunity to personalize their homes. As a result, our supply of unsold homes has declined by 47% year-over-year from June 30, 2015. However, this decline was more than offset by a 42% increase in sold homes under construction or completed as a result of our higher backlog, resulting in a 16% increase in our total homes completed or under construction.

Lots Owned and Optioned (including homes completed or under construction):

	June 30, 2016			June 30, 2015
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total	Total % Change
Arizona	1,565	259	1,824	1,972	40	2,012	(9)%
California	1,834	79	1,913	1,625	55	1,680	14%
Nevada	2,087	67	2,154	1,683	420	2,103	2%
Washington	816	35	851	825	129	954	(11)%
West	6,302	440	6,742	6,105	644	6,749	(10)%
Colorado	3,937	1,423	5,360	3,878	821	4,699	14%
Utah	424	-	424	535	-	535	(21)%
Mountain	4,361	1,423	5,784	4,413	821	5,234	11%
Maryland	297	168	465	385	325	710	(35)%
Virginia	498	107	605	588	319	907	(33)%
Florida	1,038	512	1,550	910	160	1,070	45%
East	1,833	787	2,620	1,883	804	2,687	(2)%
Total	12,496	2,650	15,146	12,401	2,269	14,670	3%

Our total owned and optioned lots at June 30, 2016 were 15,146, up 3% from June 30, 2015. Our current lot supply of approximately 3.3 years (which is based on our last-twelve months deliveries and is within our stated strategic range), coupled with our planned acquisition activity, will support growth in future periods. See "Forward-Looking Statements" below.

Financial Services

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
	(Dollars in thousands)
Financial services revenues
Mortgage operations	$10,702	$7,104	$3,598	51%	$17,572	$13,753	$3,819	28%
Other	5,121	4,316	805	19%	9,268	8,258	1,010	12%
Total financial services revenues	$15,823	$11,420	$4,403	39%	$26,840	$22,011	$4,829	22%

Financial services pretax income
Mortgage operations	$6,445	$4,097	$2,348	57%	$9,768	$6,889	$2,879	42%
Other	2,607	4,212	(1,605)	(38)%	4,901	6,756	(1,855)	(27)%
Total financial services pretax income	$9,052	$8,309	$743	9%	$14,669	$13,645	$1,024	8%

For the three and six months ended June 30, 2016, our financial services pretax income was up $0.7 million, or 9%, and $1.0 million, or 8%, respectively, from the same periods in the prior year. The year-over-year increases in pretax income for both periods were primarily due to our mortgage operations segment having (1) increases in the dollar value of loans locked, originated, and sold, and (2) higher gains on loans locked and sold. The improvements in our mortgage operations segment were mostly offset by year-over-year reductions in pretax income in our other financial services as segment for both periods. The declines in both periods were the result of a $1.5 million adjustment recorded during our 2015 second quarter to reduce insurance reserves as the result of a decline in insurance claim payment severity and frequency relative to prior period estimates.  No such positive adjustment was recorded during 2016.

The following table sets forth information for our mortgage operations segment relating to mortgage loans originated and capture rate. “Capture rate” is defined as the number of mortgage loans originated by our mortgage operations segment for our homebuyers as a percent of our total home closings.

	Three Months Ended		% or	Six Months Ended		% or
	June 30,		Percentage	June 30,		Percentage
	2016	2015	Change	2016	2015	Change
	(Dollars in thousands)
Total Originations (including transfer loans):
Loans	758	660	15%	1,284	1,153	11%
Principal	$270,523	$219,807	23%	$451,485	$386,719	17%
Capture Rate Data:
Capture rate as % of all homes delivered	59%	58%	1%	58%	56%	2%
Capture rate as % of all homes delivered (excludes cash sales)	63%	62%	1%	61%	60%	1%
Mortgage Loan Origination Product Mix:
FHA loans	18%	17%	1%	19%	16%	3%
Other government loans (VA & USDA)	26%	28%	(2)%	25%	28%	(3)%
Total government loans	44%	45%	(1)%	44%	44%	0%
Conventional loans	56%	55%	1%	56%	56%	0%
	100%	100%	0%	100%	100%	0%
Loan Type:
Fixed rate	98%	95%	3%	98%	96%	2%
ARM	2%	5%	(3)%	2%	4%	(2)%
Credit Quality:
Average FICO Score	737	736	0%	736	736	0%
Other Data:
Average Combined LTV ratio	84%	85%	(1)%	84%	85%	(1)%
Full documentation loans	100%	100%	0%	100%	100%	0%
Loans Sold to Third Parties:
Loans	679	613	11%	1,304	1,179	11%
Principal	$235,713	$203,722	16%	$449,140	$393,133	14%

Income Taxes

For the three and six months ended June 30, 2016, we had income tax expenses of $13.5 million and $18.3 million, respectively, both of which were based on effective income tax rates of 33.5% and 33.4%, respectively. For the three and six months ended June 30, 2015, we had income tax expenses of $11.9 million and $16.8 million, respectively, which were based on effective income tax rates of 37.3% and 37.1%, respectively. The year-over-year improvements in our effective tax rates are primarily the result of our estimated 2016 full year effective tax rate including (1) an estimate for energy credits versus no such estimate as of June 30, 2015 as the credit for both 2015 and 2016 was not approved by the U.S. Congress until December 2015, and (2) a domestic manufacturing deduction, whereas we were not eligible for this deduction in the prior year due to our net operating loss carryforwards.

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

LIQUIDITY AND CAPITAL RESOURCES

We use our liquidity and capital resources to (1) support our operations, including the purchase of land, land development and construction of homes; (2) provide working capital; and (3) provide mortgage loans for our homebuyers. Our liquidity includes our cash and cash equivalents, marketable securities, revolving credit facility and mortgage repurchase facility. Additionally, we have an existing effective shelf registration statement that allows us to issue equity, debt or hybrid securities up to $1.50 billion.

We have marketable equity securities that consist primarily of holdings in corporate equities and holdings in mutual fund securities, which are invested mostly in debt securities.

Capital Resources

Our capital structure is primarily a combination of (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our 5⅝% senior notes due 2020, 5½% senior notes due 2024 and our 6% senior notes due 2043; (3) our Revolving Credit Facility and (4) our Mortgage Repurchase Facility. Because of our current balance of cash, cash equivalents, marketable securities, ability to access the capital markets, and available capacity under both our Revolving Credit Facility and Mortgage Repurchase Facility, we believe that our capital resources are adequate to satisfy our short and long-term capital requirements, including meeting future payments on our senior notes as they become due. See "Forward-Looking Statements" below.

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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of June 30, 2016.

As of June 30, 2016, we had $15.0 million in borrowings and $27.5 million in letters of credit outstanding under the Revolving Credit Facility, leaving a remaining borrowing capacity of $507.5 million.

Mortgage Repurchase Facility. HomeAmerican has a master repurchase agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”) that will expire on September 16, 2016. We anticipate extending the maturity date of the facility before its scheduled expiration date (See “Forward-Looking Statements” below). The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased on June 24, 2016 from $50 million to $100 million and was effective through July 28, 2016. The Mortgage Repurchase Facility also had a temporary increase in the maximum aggregate commitment from $50 million to $90 million from December 23, 2015 through January 31, 2016. At June 30, 2016 and December 31, 2015, there were $93.3 million and $88.6 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is LIBOR-based. The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth Ratio, (iii) a minimum Adjusted Net Income requirement, and (iv) a minimum Liquidity requirement. The foregoing terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of June 30, 2016.

Dividends

During the three and six months ended June 30, 2016 and 2015, we paid dividends of $0.25 per share and $0.50 per share, respectively.

MDC Common Stock Repurchase Program

At June 30, 2016, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the three or six months ended June 30, 2016.

Consolidated Cash Flow

During the six months ended June 30, 2016, we used $22.1 million of cash from operating activities, primarily due to (1) the use of $64.1 million to increase our inventory from December 31, 2015, and (2) a $26.2 million increase to our trade and other receivables. These uses of cash were partially offset by net income of $36.5 million, a $19.5 million increase in accounts payable and accrued liabilities, and the use of net operating loss carryforwards and energy credits to reduce our current taxes payable.

During the six months ended June 30, 2016, we generated $32.2 million of cash from investing activities, primarily attributable to the sale of $50.8 million in marketable securities, partially offset by the purchases of $15.4 million in marketable securities and $3.1 million in property and equipment.

During the six months ended June 30, 2016, we used $19.8 million in cash for financing activities, primarily related to dividend payments totaling $24.5 million. This was partially offset by net advances totaling $4.7 million on our mortgage repurchase facility.

Off-Balance Sheet Arrangements

Lot Option Purchase Contracts. In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At June 30, 2016, we had deposits of $8.1 million in the form of cash and $2.7 million in the form of letters of credit that secured option contracts to purchase 2,650 lots for a total estimated purchase price of $215.9 million.

Surety Bonds and Letters of Credit. At June 30, 2016, we had issued and outstanding surety bonds and letters of credit totaling $162.1 million and $70.9 million, respectively, including $43.4 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $44.0 million and $47.8 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

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

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk

Our cash and investment policy and strategy is to achieve an appropriate investment return while preserving principal and managing risk. Our cash and cash equivalents may include immediately available commercial bank deposits, commercial paper, money market funds, certificates of deposit and time deposits. Our marketable securities consist primarily of holdings in mutual fund securities, which invest mostly in floating and fixed rate debt securities, and direct holdings in corporate equities. The market value and/or income derived from our equity securities can be negatively impacted by a number of market risk factors, including changes in interest rates, general economic conditions and equity markets. As of June 30, 2016, we had marketable securities in unrealized loss positions totaling $0.9 million, against which we recorded impairments totaling $0.3 million during the current quarter. For the remaining marketable securities in unrealized loss positions totaling $0.6 million, there can be no assurances that the cost basis of these securities will be recovered in the future. If we elect to sell, or are otherwise were required to sell these securities, we could be required to record losses if the market values do not increase prior to any sales. Such losses, if any, would be recorded as a component of our results of operations.

We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments and debt. Derivative instruments utilized in the normal course of business by HomeAmerican include interest rate lock commitments and forward sales of mortgage-backed securities, which are used to manage the price risk on fluctuations in interest rates on our mortgage loans in inventory and interest rate lock commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed at June 30, 2016 had an aggregate principal balance of $122.8 million, all of which were under interest rate lock commitments at an average interest rate of 3.57%. In addition, HomeAmerican had mortgage loans held-for-sale with an aggregate principal balance of $114.2 million at June 30, 2016, of which $23.1 million had not yet been committed to a mortgage purchaser and had an average interest rate of 3.66%. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale which had not yet been committed to a mortgage purchaser, HomeAmerican had forward sales of securities totaling $85.0 million at June 30, 2016.

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

(b) Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any shares during the three and six months ended June 30, 2016. Additionally, there were no sales of unregistered equity securities during the period.

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

10.2	Form of Restricted Stock Award Agreement (2011 Stock Option Plan for Non-Employee Directors).

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

____________________

* Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2016	M.D.C. HOLDINGS, INC.
(Registrant)

	By:	/s/ Robert N. Martin
Robert N. Martin
Senior Vice President, Chief Financial Officer and Principal Accounting Officer (principal financial officer and duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1

Second Amendment to the M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 1, 2016). *

10.2	Form of Restricted Stock Award Agreement (2011 Stock Option Plan for Non-Employee Directors).

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

____________________

* Incorporated by reference.