Form 10-Q
period 2016-09-30
MDC HOLDINGS INC
filed 2016-11-01
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, 49,033,981 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

 (i)

PART I

ITEM 1.     Unaudited Consolidated Financial Statements

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets.

	September 30,	December 31,
	2016	2015
	(Dollars in thousands, except
	per share amounts)
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$129,278	$144,342
Marketable securities	57,116	92,387
Restricted cash	4,621	3,750
Trade and other receivables	43,082	23,314
Inventories:
Housing completed or under construction	976,372	747,036
Land and land under development	870,733	1,016,926
Total inventories	1,847,105	1,763,962
Property and equipment, net	28,749	28,226
Deferred tax asset, net	85,128	99,107
Metropolitan district bond securities (related party)	29,132	25,911
Prepaid and other assets	66,195	65,394
Total homebuilding assets	2,290,406	2,246,393
Financial Services:
Cash and cash equivalents	34,180	36,646
Marketable securities	22,105	11,307
Mortgage loans held-for-sale, net	117,989	115,670
Other assets	9,590	5,883
Total financial services assets	183,864	169,506
Total Assets	$2,474,270	$2,415,899
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$54,117	$40,472
Accrued liabilities	122,227	122,886
Revolving credit facility	15,000	15,000
Senior notes, net	841,359	840,524
Total homebuilding liabilities	1,032,703	1,018,882
Financial Services:
Accounts payable and accrued liabilities	56,934	52,114
Mortgage repurchase facility	92,011	88,611
Total financial services liabilities	148,945	140,725
Total Liabilities	1,181,648	1,159,607
Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 49,033,981 and 48,888,424 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	490	489
Additional paid-in-capital	922,132	915,746
Retained earnings	350,414	324,342
Accumulated other comprehensive income	19,586	15,715
Total Stockholders' Equity	1,292,622	1,256,292
Total Liabilities and Stockholders' Equity	$2,474,270	$2,415,899

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share amounts)
	(Unaudited)
Homebuilding:
Home sale revenues	$575,722	$454,740	$1,541,337	$1,293,457
Land sale revenues	2,290	906	4,930	1,816
Total home and land sale revenues	578,012	455,646	1,546,267	1,295,273
Home cost of sales	(481,511)	(375,948)	(1,287,373)	(1,079,609)
Land cost of sales	(2,318)	(819)	(4,197)	(1,944)
Inventory impairments	(4,700)	(4,351)	(6,300)	(4,701)
Total cost of sales	(488,529)	(381,118)	(1,297,870)	(1,086,254)
Gross margin	89,483	74,528	248,397	209,019
Selling, general and administrative expenses	(61,904)	(57,444)	(182,621)	(162,757)
Interest and other income	1,869	838	5,358	5,412
Other expense	(1,558)	(350)	(2,463)	(2,539)
Other-than-temporary impairment of marketable securities	(215)	(2,176)	(934)	(2,176)
Homebuilding pretax income	27,675	15,396	67,737	46,959

Financial Services:
Revenues	17,408	12,841	44,248	34,852
Expenses	(7,955)	(5,464)	(21,739)	(15,830)
Interest and other income	1,035	885	2,648	2,885
Other-than-temporary impairment of marketable securities	(111)	-	(111)	-
Financial services pretax income	10,377	8,262	25,046	21,907

Income before income taxes	38,052	23,658	92,783	68,866
Provision for income taxes	(11,693)	(8,880)	(29,948)	(25,670)
Net income	$26,359	$14,778	$62,835	$43,196

Other comprehensive income (loss) related to available for sale securities, net of tax	1,028	(226)	3,871	722
Comprehensive income	$27,387	$14,552	$66,706	$43,918

Earnings per share:
Basic	$0.54	$0.30	$1.28	$0.88
Diluted	$0.54	$0.30	$1.28	$0.88

Weighted average common shares outstanding
Basic	48,854,412	48,785,973	48,844,613	48,756,265
Diluted	49,009,949	49,070,291	48,855,014	48,982,975

Dividends declared per share	$0.25	$0.25	$0.75	$0.75

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2016	2015
	(Dollars in thousands)
	(Unaudited)
Operating Activities:
Net income	$62,835	$43,196
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation expense	6,636	6,589
Depreciation and amortization	3,702	3,084
Inventory impairments	6,300	4,701
Other-than-temporary impairment of marketable securities	1,045	2,176
Loss (gain) on sale of marketable securities	(911)	126
Amortization of discount / premiums on marketable debt securities, net	-	100
Deferred income tax expense	11,357	24,782
Net changes in assets and liabilities:
Restricted cash	(871)	(1,984)
Trade and other receivables	(21,679)	(575)
Mortgage loans held-for-sale	(2,319)	19,759
Housing completed or under construction	(229,739)	(89,841)
Land and land under development	141,131	(25,805)
Other assets	(4,573)	(8,072)
Accounts payable and accrued liabilities	18,183	(4,722)
Net cash used in operating activities	(8,903)	(26,486)

Investing Activities:
Purchases of marketable securities	(28,272)	(46,886)
Maturities of marketable securities	-	1,510
Sales of marketable securities	56,873	94,910
Purchases of property and equipment	(3,865)	(830)
Net cash provided by investing activities	24,736	48,704

Financing Activities:
Advances (payments) on mortgage repurchase facility, net	3,400	(17,067)
Advances on revolving credit facility	-	-
Dividend payments	(36,763)	(36,646)
Proceeds from exercise of stock options	-	665
Net cash used in financing activities	(33,363)	(53,048)

Net decrease in cash and cash equivalents	(17,530)	(30,830)
Cash and cash equivalents:
Beginning of period	180,988	153,825
End of period	$163,458	$122,995

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

1.             Basis of Presentation

The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. ("MDC," “the Company," “we,” “us,” or “our” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at September 30, 2016 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2015.

2.             Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which is a comprehensive new revenue recognition model. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for our interim and annual reporting periods beginning January 1, 2018, and is to be adopted using either a full retrospective or modified retrospective transition method. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We do not plan to early adopt the guidance and are currently evaluating the method of adoption and impact the update will have on our consolidated financial statements and related disclosures.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which amends the consolidation requirements in Accounting Standards Codification (“ASC”) Topic 810, Consolidation, primarily related to limited partnerships and variable interest entities. ASU 2015-02 was effective for our interim and annual reporting periods beginning January 1, 2016 and did not have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which makes a number of changes to the current GAAP model, including changes to the accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Under ASU 2016-01, we will primarily be impacted by the changes to accounting for equity instruments with readily determinable fair values as they will no longer be permitted to be classified as available-for-sale (changes in fair value reported through other comprehensive income) and instead, all changes in fair value will be reported in earnings. ASU 2016-01 is effective for our interim and annual reporting periods beginning January 1, 2018 and is to be applied using a modified retrospective transition method. Early adoption of the applicable guidance from ASU 2016-01 is not permitted. We are currently evaluating the impact the update will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which requires a lessee to recognize a right-of-use asset and a corresponding lease liability for virtually all leases. The liability will be equal to the present value of lease payments while the right-of-use asset will be based on the liability, subject to adjustment, such as for initial direct costs. In addition, ASU 2016-02 expands the disclosure requirements for lessees. ASU 2016-02 is effective for our interim and annual reporting periods beginning January 1, 2019 and is to be applied using a modified retrospective transition method. Early adoption is permitted. We do not plan to early adopt the guidance and we are currently evaluating the impact the update will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. ASU 2016-09 is effective for our interim and annual reporting periods beginning January 1, 2017, and is to be applied using a retrospective transition method. Early adoption is permitted. We do not plan to early adopt the guidance and we are currently evaluating the impact the update will have on our consolidated financial statements and related disclosures.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires measurement and recognition of expected credit losses for financial assets held. The amendments in ASU 2016-13 eliminate the probable threshold for initial recognition of a credit loss in current GAAP and reflect an entity’s current estimate of all expected credit losses. ASU 2016-13 is effective for our interim and annual reporting periods beginning January 1, 2021, and is to be applied using a modified retrospective transition method. Earlier adoption is permitted. We do not plan to early adopt the guidance and we are currently evaluating the impact the update will have on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”), which amends ASC Topic 230, Statement of Cash Flows, to clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The amendments in ASU 2016-15 are intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for our interim and annual reporting periods beginning January 1, 2018, and is to be applied using a retrospective transition method. Earlier adoption is permitted. We do not plan to early adopt the guidance and do not believe the guidance will have a material impact on our financial statements upon adoption.

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

Corporate is a non-operating segment that develops and implements strategic initiatives and supports our operating divisions by centralizing key administrative functions such as finance, treasury, information technology, insurance, risk management, litigation, and human resources. Corporate also provides the necessary administrative functions to support MDC as a publicly traded company. A portion of the expenses incurred by Corporate are allocated to the homebuilding operating segments based on their respective percentages of assets, and to a lesser degree, a portion of Corporate expenses are allocated to the financial services segments. A majority of Corporate’s personnel and resources are primarily dedicated to activities relating to the homebuilding segments, and, therefore, the balance of any unallocated Corporate expenses is included in our homebuilding operations.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The following table summarizes home and land sale revenues for our homebuilding operations and revenues for our financial services operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Homebuilding
West	$284,589	$229,743	$745,995	$624,261
Mountain	192,876	147,166	521,034	428,080
East	100,547	78,737	279,238	242,932
Total home and land sale revenues	$578,012	$455,646	$1,546,267	$1,295,273

Financial Services
Mortgage operations	$11,294	$7,999	$28,866	$21,752
Other	6,114	4,842	15,382	13,100
Total financial services revenues	$17,408	$12,841	$44,248	$34,852

The following table summarizes pretax income (loss) for our homebuilding and financial services operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Homebuilding
West	$18,392	$16,708	$43,830	$40,808
Mountain	18,856	12,849	49,688	35,239
East	(2,267)	(691)	3,600	(1,093)
Corporate	(7,306)	(13,470)	(29,381)	(27,995)
Total homebuilding pretax income	$27,675	$15,396	$67,737	$46,959

Financial Services
Mortgage operations	$6,723	$5,354	$16,491	$12,243
Other	3,654	2,908	8,555	9,664
Total financial services pretax income	$10,377	$8,262	$25,046	$21,907

Total pretax income	$38,052	$23,658	$92,783	$68,866

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

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)
Homebuilding assets
West	$1,083,419	$991,393
Mountain	588,976	536,831
East	285,528	324,457
Corporate	332,483	393,712
Total homebuilding assets	$2,290,406	$2,246,393

Financial services assets
Mortgage operations	$129,545	$123,176
Other	54,319	46,330
Total financial services assets	$183,864	$169,506

Total assets	$2,474,270	$2,415,899

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share amounts)
Numerator
Net income	$26,359	$14,778	$62,835	$43,196
Less: distributed earnings allocated to participating securities	(45)	(25)	(124)	(73)
Less: undistributed earnings allocated to participating securities	(49)	(6)	(83)	(15)
Net income attributable to common stockholders (numerator for basic earnings per share)	26,265	14,747	62,628	43,108
Add back: undistributed earnings allocated to participating securities	49	6	83	15
Less: undistributed earnings reallocated to participating securities	(49)	(6)	(83)	(15)
Numerator for diluted earnings per share under two class method	$26,265	$14,747	$62,628	$43,108

Denominator
Weighted-average common shares outstanding	48,854,412	48,785,973	48,844,613	48,756,265
Add: dilutive effect of stock options	155,537	284,318	10,401	226,710
Denominator for diluted earnings per share under two class method	49,009,949	49,070,291	48,855,014	48,982,975

Basic Earnings Per Common Share	$0.54	$0.30	$1.28	$0.88
Diluted Earnings Per Common Share	$0.54	$0.30	$1.28	$0.88

Diluted EPS for the three and nine months ended September 30, 2016 excluded options to purchase approximately 5.3 million and 6.4 million shares, respectively, of common stock because the effect of their inclusion would be anti-dilutive. For the same periods in 2015, diluted EPS excluded options to purchase approximately 3.4 million and 3.9 million shares, respectively.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

5.             Accumulated Other Comprehensive Income

The following table sets forth our changes in accumulated other comprehensive income (“AOCI”):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Unrealized gains (losses) on available-for-sale marketable securities (1) :
Beginning balance	$5,344	$1,589	$3,657	$2,775
Other comprehensive income (loss) before reclassifications	1,156	(2,853)	2,559	(3,753)
Amounts reclassified from AOCI (2)	(201)	1,714	83	1,428
Ending balance	$6,299	$450	$6,299	$450

Unrealized gains on available-for-sale metropolitan district bond securities (1) :
Beginning balance	$13,214	$9,814	$12,058	$7,680
Other comprehensive income before reclassifications	73	913	1,229	3,047
Ending balance	$13,287	$10,727	$13,287	$10,727

Total ending AOCI	$19,586	$11,177	$19,586	$11,177

(1)	All amounts net-of-tax.
(2)	See separate table below for details about these reclassifications

The following table sets forth the activity related to reclassifications out of accumulated other comprehensive income related to available for sale securities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Affected Line Item in the Statements of Operations	2016	2015	2016	2015
	(Dollars in thousands)
Homebuilding: Interest and other income	$555	$(620)	$817	$(495)
Homebuilding: Other-than-temporary impairment of marketable securities	(215)	(2,176)	(934)	(2,176)
Financial services: Interest and other income	94	31	94	368
Financial services: Other than temporary impairment of marketable securities	(111)	-	(111)	-
Income before income taxes	323	(2,765)	(134)	(2,303)
Provision for income taxes	(122)	1,051	51	875
Net income	$201	$(1,714)	$(83)	$(1,428)

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis:

		Fair Value
		September 30,	December 31,
Financial Instrument	Hierarchy	2016	2015
		(Dollars in thousands)
Marketable equity securities (available-for-sale)	Level 1	$79,221	$103,694
Mortgage loans held-for-sale, net	Level 2	$117,989	$115,670
Metropolitan district bond securities (related party) (available-for-sale)	Level 3	$29,132	$25,911

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of September 30, 2016 and December 31, 2015.

Cash and cash equivalents, restricted cash, trade and other receivables, prepaid and other assets, accounts payable, accrued liabilities and borrowings on our revolving credit facility. Fair value approximates carrying value.

Marketable securities.  As of September 30, 2016 and December 31, 2015, we only held marketable equity securities. However, during 2015, we also held marketable debt securities. Our equity securities consist of holdings in corporate equities, preferred stock, exchange traded funds and holdings in mutual fund securities (which are primarily invested in debt securities). Our debt securities consisted primarily of fixed and floating rate interest earning debt securities, which included, among others, United States government and government agency debt and corporate debt. As of September 30, 2016 and December 31, 2015, all of our equity securities were treated as available-for-sale investments and as such, are recorded at fair value with all changes in fair value initially recorded through AOCI, subject to an assessment to determine if an unrealized loss, if applicable, is other-than-temporary.

Each quarter we assess all of our securities in an unrealized loss position for a potential other-than-temporary impairment (“OTTI”). If the unrealized loss is determined to be other-than-temporary, an OTTI is recorded to the other-than-temporary impairment of marketable securities line in the homebuilding section of our consolidated statements of operations and comprehensive income. During the three months and nine months ended September 30, 2016, we recorded pretax OTTIs of $0.3 million and $1.0 million, respectively, for certain of our equity securities that were in an unrealized loss position as of the end of each respective period, compared to $2.2 million for both the three and nine months ended September 30, 2015.

The following tables set forth the cost and fair value of our marketable equity securities:

	September 30, 2016
	Amortized Cost	OTTI	Net Amortized Cost	Fair Value
	(Dollars in thousands)
Homebuilding equity securities	$48,225	$(958)	$47,267	$57,116
Financial services equity securities	21,905	(112)	21,793	22,105
Total marketable equity securities	$70,130	$(1,070)	$69,060	$79,221

	December 31, 2015
	Amortized Cost	OTTI	Net Amortized Cost	Fair Value
	(Dollars in thousands)
Homebuilding equity securities	$89,738	$(3,969)	$85,769	$92,387
Financial services equity securities	12,026	-	12,026	11,307
Total marketable equity securities	$101,764	$(3,969)	$97,795	$103,694

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2016 and December 31, 2015, our marketable equity securities were in net unrealized gain positions totaling $10.2 million and $5.9 million, respectively. Our individual marketable equity securities that were in unrealized loss positions, excluding those that were impaired as part of any OTTI, aggregated to an unrealized loss of $0.5 million and $0.9 million as of September 30, 2016 and December 31, 2015, respectively. The table below sets forth the aggregated unrealized losses for individual equity securities that were in unrealized loss positions but did not have OTTIs recognized. We do not believe the decline in the value of these marketable securities as of September 30, 2016 is other-than-temporary.

	September 30, 2016			December 31, 2015
	Number of Securities in an Unrealized Loss Position	Aggregate Unrealized Loss Position	Aggregate Fair Value of Securities in an Unrealized Loss Position	Number of Securities in an Unrealized Loss Position	Aggregate Unrealized Loss Position	Aggregate Fair Value of Securities in an Unrealized Loss Position
	(Dollars in thousands)
Marketable equity securities	2	$(450)	$2,548	4	$(882)	$6,116

The table below sets forth gross realized gains and losses from the sale of available-for-sale marketable securities. We record the net amount of these gains and losses to either other expense or interest and other income, dependent upon whether there is a net realized loss or gain, respectively, in the homebuilding section or financial services section of our consolidated statements of operations and comprehensive income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Gross realized gains on sales of available-for-sale securities
Equity securities	$740	$980	$2,210	$1,855
Debt securities	-	42	-	413
Total	$740	$1,022	$2,210	$2,268

Gross realized losses on sales of available-for-sale securities
Equity securities	$(91)	$(1,604)	$(1,299)	$(2,161)
Debt securities	-	(6)	-	(233)
Total	$(91)	$(1,610)	$(1,299)	$(2,394)

Net realized gain (loss) on sales of available-for-sale securities	$649	$(588)	$911	$(126)

Mortgage loans held-for-sale, net.  Our mortgage loans held-for-sale, which are measured at fair value on a recurring basis, include (1) mortgage loans held-for-sale that are under commitments to sell and (2) mortgage loans held-for-sale that are not under commitments to sell. At September 30, 2016 and December 31, 2015, we had $90.5 million and $92.6 million, respectively, of mortgage loans held-for-sale under commitments to sell. The fair value for those loans was based on quoted market prices for those mortgage loans, which are Level 2 fair value inputs. At September 30, 2016 and December 31, 2015, we had $27.4 million and $23.1 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input.

Gains on sales of mortgage loans, net, are included as a component of revenues in the financial services section of our consolidated statements of operations and comprehensive income. For the three and nine months ended September 30, 2016, we recorded net gains on the sales of mortgage loans of $10.0 million and $22.5 million, respectively, compared to $3.4 million and $12.2 million for the same periods in the prior year, respectively.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

In accordance with ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”), we adjust the bond principal balance using an interest accretion model that utilizes future cash flows expected to be collected. Furthermore, as this investment is accounted for as an available-for-sale asset, we update its fair value on a quarterly basis, with the adjustment being recorded through AOCI. The fair value is based upon a discounted future cash flow model, which uses Level 3 inputs. The primary unobservable inputs used in our discounted cash flow model are (1) the forecasted number of homes to be closed, as they drive increases to the tax paying base for the Metro District, (2) the forecasted assessed value of those closed homes and (3) the discount rate. Cash receipts, which are scheduled to be received in the fourth quarter, reduce the carrying value of the Metro Bonds. The increases in the value of the Metro Bonds during the past two years are based on a larger percentage of future cash flows coming from homes that have closed, which utilize a lower discount rate as those cash flows have a reduced amount of risk. The table below provides quantitative data, as of September 30, 2016, regarding each unobservable input and the sensitivity of fair value to potential changes in those unobservable inputs.

	Quantitative Data				Sensitivity Analysis
Unobservable Input	Range			Weighted Average	Movement in Fair Value from Increase in Input	Movement in Fair Value from Decrease in Input
Number of homes closed per year	0	to	127	102	Increase	Decrease
Average sales price	$400,000	to	$1.3 million	$527,000	Increase	Decrease
Discount rate	5%	to	12%	9.0%	Decrease	Increase

The table set forth below summarizes the activity for our Metro Bonds:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$28,604	$22,259	$25,911	$18,203
Increase in fair value (recorded in other comprehensive income)	117	1,472	1,982	4,815
Change due to accretion of principal	411	343	1,239	1,056
Cash receipts	-	-	-	-
Balance at end of period	$29,132	$24,074	$29,132	$24,074

Mortgage Repurchase Facility. The debt associated with our mortgage repurchase facility (see Note 18 for further discussion) is at floating rates that approximate current market rates and have relatively short-term maturities, generally within 30 days. The fair value approximates carrying value and is based on Level 2 inputs.

Senior Notes. The estimated values of the senior notes in the following table are based on Level 2 inputs, which primarily reflect estimated prices for our senior notes and were obtained from multiple pricing sources.

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
5⅝% Senior Notes due February 2020, net	$246,689	$268,688	$246,032	$257,813
5½% Senior Notes due January 2024	248,345	263,883	248,209	252,188
6% Senior Notes due January 2043	346,325	315,887	346,283	276,938
Total	$841,359	$848,458	$840,524	$786,939

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

7.             Inventories

The following table sets forth, by reportable segment, information relating to our homebuilding inventories:

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)
Housing completed or under construction:
West	$534,423	$365,867
Mountain	306,681	253,578
East	135,268	127,591
Total housing completed or under construction	976,372	747,036
Land and land under development:
West	487,001	580,682
Mountain	252,838	259,484
East	130,894	176,760
Total land and land under development	870,733	1,016,926
Total inventories	$1,847,105	$1,763,962

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

Impairments of homebuilding inventory by segment for the three and nine months ended September 30, 2016 and 2015 are shown in the table below. In addition to the impairments shown below, using Level 2 inputs, we recorded $1.1 million of impairments on our land held for sale during the three and nine months ended September 30, 2015. No such impairments were recorded during the same periods in 2016.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
West	$-	$-	$1,400	$-
Mountain	-	250	-	250
East	4,700	2,975	4,900	3,325
Total inventory impairments	$4,700	$3,225	$6,300	$3,575

The table below provides quantitative data, for the periods presented, used in determining the fair value of the impaired inventory.

	Impairment Data				Quantitative Data
Three Months Ended	Total Subdivisions Tested	Inventory Impairments	Fair Value of Inventory After Impairments	Number of Subdivisions Impaired	Discount Rate
	(Dollars in thousands)
March 31, 2016	14	$-	$-	-		N/A
June 30, 2016	17	$1,600	$6,415	2	12%	to	15%
September 30, 2016	25	$4,700	$12,295	2	15%	to	18%

March 31, 2015	22	$350	$3,701	1		8.7%
June 30, 2015	22	$-	$-	-		N/A
September 30, 2015	18	$3,225	$14,836	5	12%	to	15%

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

8.            Capitalization of Interest

We capitalize interest to inventories during the period of development in accordance with ASC Topic 835, Interest (“ASC 835”). Homebuilding interest capitalized as a cost of inventories is included in cost of sales during the period that related units or lots are delivered. To the extent our homebuilding debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred. For all periods presented, our qualified assets exceeded our homebuilding debt and as such, all interest incurred has been capitalized. Qualified homebuilding assets consist of all lots and homes, excluding finished unsold homes or finished models, within projects that are actively selling or under development. The table set forth below summarizes homebuilding interest activity.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Homebuilding interest incurred	$13,187	$13,265	$39,511	$39,821
Less: Interest capitalized	(13,187)	(13,265)	(39,511)	(39,821)
Homebuilding interest expensed	$-	$-	$-	$-

Interest capitalized, beginning of period	$77,150	$78,857	$77,541	$79,231
Plus: Interest capitalized during period	13,187	13,265	39,511	39,821
Less: Previously capitalized interest included in home and land cost of sales	(15,922)	(12,878)	(42,637)	(39,808)
Interest capitalized, end of period	$74,415	$79,244	$74,415	$79,244

9.             Homebuilding Prepaid and Other Assets

The following table sets forth the components of homebuilding prepaid and other assets:

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)
Land option deposits	$7,360	$11,997
Deferred marketing costs	35,335	31,152
Prepaid expenses	7,539	6,500
Goodwill	6,008	6,008
Deferred debt issuance costs, net	4,721	5,570
Other	5,232	4,167
Total	$66,195	$65,394

10.          Homebuilding Accrued Liabilities and Financial Services Accounts Payable and Accrued Liabilities

The following table sets forth information relating to homebuilding accrued liabilities:

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)
Customer and escrow deposits	$30,875	$20,717
Warranty accrual	18,709	15,328
Accrued compensation and related expenses	24,723	25,492
Accrued interest	11,031	23,234
Land development and home construction accruals	7,705	11,465
Other accrued liabilities	29,184	26,650
Total accrued liabilities	$122,227	$122,886

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The following table sets forth information relating to financial services accounts payable and accrued liabilities:

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)
Insurance reserves	$48,153	$45,811
Accounts payable and other accrued liabilities	8,781	6,303
Total accounts payable and accrued liabilities	$56,934	$52,114

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

The table set forth below summarizes accrual, adjustment and payment activity related to our warranty accrual for the three and nine months ended September 30, 2016 and 2015. For the three and nine months ended September 30, 2016 we recorded adjustments of $1.8 million and $5.1 million, respectively, to increase our warranty accrual primarily due to higher than expected recent warranty related expenditures. For the nine months ended September 30, 2015, we reduced our warranty reserve by $0.2 million, while for the three months ended September 30, 2015 there was no adjustment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$17,217	$17,253	$15,328	$18,346
Expense provisions	2,390	1,536	6,147	3,980
Cash payments	(2,723)	(2,708)	(7,828)	(6,032)
Adjustments	1,825	-	5,062	(213)
Balance at end of period	$18,709	$16,081	$18,709	$16,081

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The table set forth below summarizes the insurance reserve activity for the three and nine months ended September 30, 2016 and 2015. The insurance reserve is included as a component of accrued liabilities in the financial services section of the consolidated balance sheets.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$46,900	$47,389	$45,811	$50,470
Expense provisions	1,888	1,652	5,222	4,501
Cash payments, net of recoveries	(635)	(2,356)	(2,880)	(6,786)
Adjustments	-	-	-	(1,500)
Balance at end of period	$48,153	$46,685	$48,153	$46,685

The adjustment to decrease our insurance reserve during the nine months ended September 30, 2015 primarily resulted from a decrease in insurance claim payment severity and frequency relative to prior period estimates.

In the ordinary course of business, we make payments from our insurance reserves to settle litigation claims arising primarily from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the three and nine months ended September 30, 2016 and 2015 are not necessarily indicative of what future cash payments will be for subsequent periods.

13.          Income Taxes

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. Our overall effective income tax rates were 30.7% and 32.3% for the three and nine months ended September 30, 2016, respectively, compared to 37.5% and 37.3% for the three and nine months ended September 30, 2015, respectively. The rates for the three and nine months ended September 30, 2016 resulted in income tax expense of $11.7 million and $29.9 million, respectively, compared to income tax expense of $8.9 million and $25.7 million for the three and nine months ended September 30, 2015. The year-over-year improvements in our effective tax rates are primarily the result of our estimated 2016 full year effective tax rate including (1) an estimate for energy credits versus no such estimate as of September 30, 2015 as the credit for both 2015 and 2016 was not approved by the U.S. Congress until December of 2015 and (2) a domestic manufacturing deduction whereas we were not eligible for this deduction in the prior year due to our net operating loss carryforwards.

At September 30, 2016 and December 31, 2015 we had deferred tax assets, net of valuation allowances and deferred tax liabilities, of $85.1 million and $99.1 million, respectively. The valuation allowances were related to: (1) various state net operating loss carryforwards where realization is more uncertain at this time due to the limited carryforward periods that exist in certain states; and (2) the portion of the amount by which the carrying value of our Metro Bonds for tax purposes exceeds our carrying value for book purposes, as we believe realization of that portion is more uncertain at this time.

14.          Senior Notes

The carrying value of our senior notes as of September 30, 2016 and December 31, 2015, net of any unamortized debt issuance costs or discount, were as follows:

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)
5⅝% Senior notes due February 2020, net	$246,689	$246,032
5½% Senior notes due January 2024	248,345	248,209
6% Senior notes due January 2043	346,325	346,283
Total senior notes	$841,359	$840,524

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

15.          Stock Based Compensation

We account for share-based awards in accordance with ASC 718, which requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period. Stock-based compensation awards are valued at fair value on the date of grant. The following table sets forth share-based award expense activity for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Stock option grant expense	$328	$3,544	$5,621	$5,043
Restricted stock awards expense	145	454	1,015	1,546
Total stock based compensation	$473	$3,998	$6,636	$6,589

On May 18, 2015, the Company granted a non-qualified stock option to each of the Chief Executive Officer and the Chief Operating Officer for 1,000,000 shares of common stock under the Company’s 2011 Equity Incentive Plan. The terms of each option provide that, over a five year period, one third of the option shares will vest as of each of the third, fourth, and fifth anniversary dates of the grant of the option; provided that all unvested option shares will vest immediately in the event the closing price of the Company’s stock, as reported by the New York Stock Exchange, in any 20 out of 30 consecutive trading days closes at a price equal to or greater than 120% of the closing price on the date of grant (the “market-based condition”). The option exercise price is equal to the closing price of the Company’s common stock on the date of grant, which was $28.45 and the expiration date of each option is May 18, 2025. In accordance with ASC 718, the market-based awards were assigned a fair value of $5.62 per share (total value of $11.2 million) on the date of grant using a Monte Carlo simulation model and, as calculated under that model, all expense was recorded on a straight-line basis through the end of the 2016 second quarter. Included in the stock based compensation expense for the three and nine months ended September 30, 2016, shown in the table above, was $0 and $5.0 million, respectively, of stock option grant expense related to these market-based option grants. For the three and nine months ended September 30, 2015, $2.5 million and $3.7 million, respectively, of stock option grant expense was related to these market-based option grants.

On July 25, 2016, the Company granted long term performance stock unit awards (“PSUs”) to each of the Chief Executive Officer, the Chief Operating Officer, and the Chief Financial Officer under the Company’s 2011 Equity Incentive Plan. The PSUs will be earned based upon the Company’s performance, over a three year period commencing July 1, 2016 and ending June 30, 2019 (the “Performance Period”), measured by increasing home sale revenues over the Base Period. The “Base Period” for the awards is July 1, 2015 to June 30, 2016. The awards are conditioned upon the Company achieving an average gross margin from home sales percentage (excluding impairments) of at least fifteen percent (15%) over the Performance Period. Target goals of 100,000 shares for each of the Chief Executive Officer and the Chief Operating Officer and 25,000 shares for the Chief Financial Officer (the “Target Goals”) will be earned if the Company’s three year average home sale revenues over the Performance Period (“Performance Revenues”) exceed the home sale revenues over the Base Period (“Base Revenues”) by at least 10% but less than 20%. If Performance Revenues exceed the Base Revenues by at least 5% but less than 10%, 50% of the Target Goals will be earned. If Performance Revenues exceed the Base Revenues by at least 20%, 200% of the Target Goals will be earned.

In accordance with ASC 718, the PSUs are valued at the fair value on the date of grant. The grant date fair value of these awards was $24.08 per share and the maximum potential expense that would be recognized by the Company if the maximum of the performance targets were met would be approximately $10.8 million. ASC 718 prohibits recognition of expense associated with performance based stock awards until achievement of the performance targets are probable of occurring. As of September 30, 2016, the Company concluded that achievement of the performance targets had not met the level of probability required to record compensation expense at that time and, as such, no compensation expense was recognized related to the grant of these awards during the 2016 third quarter.

16.          Commitments and Contingencies

Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At September 30, 2016, we had outstanding surety bonds and letters of credit totaling $179.3 million and $58.9 million, respectively, including $32.6 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $53.8 million and $31.9 million, respectively. All letters of credit as of September 30, 2016, excluding those issued by HomeAmerican, were issued under our unsecured revolving credit facility (see Note 18 for further discussion of the revolving credit facility). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

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

The following table summarizes the mortgage loan loss reserve activity for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$160	$1,058	$201	$810
Expense provisions	6	39	6	764
Cash payments	-	(325)	-	(325)
Adjustments	-	(568)	(41)	(1,045)
Balance at end of period	$166	$204	$166	$204

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

Lot Option Contracts. In the normal course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allow us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, and minimizes the amount of land inventories on our consolidated balance sheets. Our obligation with respect to Option Contracts is generally limited to forfeiture of the related deposits. At September 30, 2016, we had cash deposits and letters of credit totaling $6.9 million and $2.4 million, respectively, at risk associated with the option to purchase 2,504 lots.

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

At September 30, 2016, we had interest rate lock commitments with an aggregate principal balance of $105.8 million. Additionally, we had $26.8 million of mortgage loans held-for-sale at September 30, 2016 that had not yet been committed to a mortgage purchaser. In order to hedge the changes in fair value of our interest rate lock commitments and mortgage loans held-for-sale that had not yet been committed to a mortgage purchaser, we had forward sales of securities totaling $88.5 million at September 30, 2016.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

For the three and nine months ended September 30, 2016, we recorded net gains on our derivatives of $0.1 million and $1.1 million, respectively, compared to $0.9 and $1.5 million for the same periods in 2015.

18.          Lines of Credit

Revolving Credit Facility. We have an unsecured revolving credit agreement (“Revolving Credit Facility”) with a group of lenders, which may be used for general corporate purposes. This agreement has an aggregate commitment of $550 million (the “Commitment”) and was amended on December 18, 2015 to extend the maturity to December 18, 2020. Each lender may issue letters of credit in an amount up to 50% of its commitment. The facility permits an increase in the maximum Commitment amount to $1.0 billion upon our request, subject to receipt of additional commitments from existing or additional lenders and the consent of the designated agent and the co-administrative agent. As defined in the Revolving Credit Facility agreement, interest rates on outstanding borrowings are equal to the highest of: (1) 0.0% or (2) a specified eurocurrency rate, federal funds effective rate or prime rate, plus a margin that is determined based on our credit ratings and leverage ratio. At any time at which our leverage ratio, as of the last day of the most recent calendar quarter, exceeds 55%, the aggregate principal amount of all consolidated senior debt borrowings outstanding may not exceed the borrowing base. There is no borrowing base requirement if our leverage ratio, as of the last day of the most recent calendar quarter, is 55% or less.

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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of September 30, 2016.

We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At September 30, 2016 and December 31, 2015, there were $26.2 million and $22.5 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. At both September 30, 2016 and December 31, 2015, we had $15.0 million in outstanding borrowings under the Revolving Credit Facility. As of September 30, 2016, availability under the Revolving Credit Facility was approximately $508.8 million.

Mortgage Repurchase Facility. HomeAmerican entered into an Amended and Restated Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”), effective September 16, 2016. The Mortgage Repurchase Facility amends and restates the prior Master Repurchase Agreement with USBNA dated as of November 12, 2008, as amended, which contained similar terms. The Mortgage Repurchase Facility increases the facility amount from $50 million to $75 million, extends the expiration date to September 15, 2017, adjusts the facility’s sublimits, expands the types of eligible loans, and reduces the facility fee. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased on September 27, 2016 from $75 million to $110 million and was effective through October 26, 2016. The Mortgage Repurchase Facility also had a temporary increase in the maximum aggregate commitment from $50 million to $90 million from December 23, 2015 through January 31, 2016. At September 30, 2016 and December 31, 2015, there were $92.0 million and $88.6 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is LIBOR-based. The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of September 30, 2016.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Balance Sheet

	September 30, 2016
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and cash equivalents	$124,730	$4,548	$-	$-	$129,278
Marketable securities	57,116	-	-	-	57,116
Restricted cash	-	4,621	-	-	4,621
Trade and other receivables	6,517	38,979	-	(2,414)	43,082
Inventories:
Housing completed or under construction	-	976,372	-	-	976,372
Land and land under development	-	870,733	-	-	870,733
Total inventories	-	1,847,105	-	-	1,847,105

Intercompany receivables	1,609,686	2,803	5,467	(1,617,956)	-
Investment in subsidiaries	258,979	-	-	(258,979)	-
Property and equipment, net	26,121	2,628	-	-	28,749
Deferred tax asset, net	83,839	-	-	1,289	85,128
Metropolitan district bond securities (related party)	29,132	-	-	-	29,132
Prepaid and other assets	6,153	60,042	-	-	66,195
Total homebuilding assets	2,202,273	1,960,726	5,467	(1,878,060)	2,290,406

Financial Services:
Cash and cash equivalents	-	-	34,180	-	34,180
Marketable securities	-	-	22,105	-	22,105
Intercompany receivables	-	-	39,479	(39,479)	-
Mortgage loans held-for-sale, net	-	-	117,989	-	117,989
Other assets	-	-	10,879	(1,289)	9,590
Total financial services assets	-	-	224,632	(40,768)	183,864
Total Assets	$2,202,273	$1,960,726	$230,099	$(1,918,828)	$2,474,270

LIABILITIES AND EQUITY

Homebuilding:
Accounts payable	$-	$54,117	$-	$-	$54,117
Accrued liabilities	5,543	113,535	145	3,004	122,227
Advances and notes payable to parent and subsidiaries	47,749	1,579,856	26,267	(1,653,872)	-
Revolving credit facility	15,000	-	-	-	15,000
Senior notes, net	841,359	-	-	-	841,359
Total homebuilding liabilities	909,651	1,747,508	26,412	(1,650,868)	1,032,703

Financial Services:
Accounts payable and other liabilities	-	-	62,352	(5,418)	56,934
Advances and notes payable to parent and subsidiaries	-	-	3,563	(3,563)	-
Mortgage repurchase facility	-	-	92,011	-	92,011
Total financial services liabilities	-	-	157,926	(8,981)	148,945
Total Liabilities	909,651	1,747,508	184,338	(1,659,849)	1,181,648

Equity:
Total Stockholders' Equity	1,292,622	213,218	45,761	(258,979)	1,292,622
Total Liabilities and Stockholders' Equity	$2,202,273	$1,960,726	$230,099	$(1,918,828)	$2,474,270

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statement of Operations

	Three Months Ended September 30, 2016
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$578,012	$-	$-	$578,012
Home and land cost of sales	-	(483,829)	-	-	(483,829)
Inventory impairments	-	(4,700)	-	-	(4,700)
Total cost of sales	-	(488,529)	-	-	(488,529)
Gross margin	-	89,483	-	-	89,483
Selling, general, and administrative expenses	(8,268)	(53,452)	-	(184)	(61,904)
Equity income of subsidiaries	30,711	-	-	(30,711)	-
Interest and other income	1,478	500	1	(110)	1,869
Other expense	1	(1,559)	-	-	(1,558)
Other-than-temporary impairment of marketable securities	(215)	-	-	-	(215)
Homebuilding pretax income (loss)	23,707	34,972	1	(31,005)	27,675
Financial Services:
Financial services pretax income	-	-	10,083	294	10,377
Income before income taxes	23,707	34,972	10,084	(30,711)	38,052
(Provision) benefit for income taxes	2,652	(10,616)	(3,729)	-	(11,693)
Net income	$26,359	$24,356	$6,355	$(30,711)	$26,359
Other comprehensive income related to available for sale securities, net of tax	1,028	-	310	(310)	1,028
Comprehensive income	$27,387	$24,356	$6,665	$(31,021)	$27,387

	Three Months Ended September 30, 2015
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$455,646	$-	$-	$455,646
Home and land cost of sales	-	(376,667)	(100)	-	(376,767)
Inventory impairments	-	(4,351)	-	-	(4,351)
Total cost of sales	-	(381,018)	(100)	-	(381,118)
Gross margin	-	74,628	(100)	-	74,528
Selling, general, and administrative expenses	(11,651)	(45,620)	-	(173)	(57,444)
Equity income of subsidiaries	23,070	-	-	(23,070)	-
Interest and other income	539	298	2	(1)	838
Interest expense	155	-	-	(155)	-
Other expense	(2)	(348)	-	-	(350)
Other-than-temporary impairment of marketable securities	(2,176)	-	-	-	(2,176)
Homebuilding pretax income (loss)	9,935	28,958	(98)	(23,399)	15,396
Financial Services:
Financial services pretax income	-	-	7,933	329	8,262
Income before income taxes	9,935	28,958	7,835	(23,070)	23,658
(Provision) benefit for income taxes	4,843	(10,874)	(2,849)	-	(8,880)
Net income	$14,778	$18,084	$4,986	$(23,070)	$14,778
Other comprehensive income related to available for sale securities, net of tax	(226)	-	1,198	(1,198)	(226)
Comprehensive income	$14,552	$18,084	$6,184	$(24,268)	$14,552

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statement of Operations

	Nine Months Ended September 30, 2016
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$1,546,267	$-	$-	$1,546,267
Home and land cost of sales	-	(1,291,270)	(300)	-	(1,291,570)
Inventory impairments	-	(6,300)	-	-	(6,300)
Total cost of sales	-	(1,297,570)	(300)	-	(1,297,870)
Gross margin	-	248,697	(300)	-	248,397
Selling, general, and administrative expenses	(31,598)	(150,492)	-	(531)	(182,621)
Equity income of subsidiaries	80,990	-	-	(80,990)	-
Interest and other income	3,970	1,652	4	(268)	5,358
Other expense	(2)	(2,461)	-	-	(2,463)
Other-than-temporary impairment of marketable securities	(934)	-	-	-	(934)
Homebuilding pretax income (loss)	52,426	97,396	(296)	(81,789)	67,737
Financial Services:
Financial services pretax income	-	-	24,247	799	25,046
Income before income taxes	52,426	97,396	23,951	(80,990)	92,783
(Provision) benefit for income taxes	10,409	(31,438)	(8,919)	-	(29,948)
Net income	$62,835	$65,958	$15,032	$(80,990)	$62,835
Other comprehensive income related to available for sale securities, net of tax	3,871	-	680	(680)	3,871
Comprehensive income	$66,706	$65,958	$15,712	$(81,670)	$66,706

	Nine Months Ended September 30, 2015
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$1,295,273	$-	$-	$1,295,273
Home and land cost of sales	-	(1,081,453)	(100)	-	(1,081,553)
Inventory impairments	-	(4,701)	-	-	(4,701)
Total cost of sales	-	(1,086,154)	(100)	-	(1,086,254)
Gross margin	-	209,119	(100)	-	209,019
Selling, general, and administrative expenses	(29,211)	(133,125)	-	(421)	(162,757)
Equity income of subsidiaries	60,310	-	-	(60,310)	-
Interest and other income	3,830	1,573	7	2	5,412
Interest expense	433	-	-	(433)	-
Other expense	(5)	(2,534)	-	-	(2,539)
Other-than-temporary impairment of marketable securities	(2,176)	-	-	-	(2,176)
Homebuilding pretax income (loss)	33,181	75,033	(93)	(61,162)	46,959
Financial Services:
Financial services pretax income	-	-	21,055	852	21,907
Income before income taxes	33,181	75,033	20,962	(60,310)	68,866
(Provision) benefit for income taxes	10,015	(27,986)	(7,699)	-	(25,670)
Net income	$43,196	$47,047	$13,263	$(60,310)	$43,196
Other comprehensive income related to available for sale securities, net of tax	722	-	918	(918)	722
Comprehensive income	$43,918	$47,047	$14,181	$(61,228)	$43,918

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statement of Cash Flows

	Nine Months Ended September 30, 2016
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(5,918)	$(17,581)	$14,596	$-	$(8,903)
Net cash provided by (used in) investing activities	26,166	(1,252)	(9,797)	9,619	24,736
Financing activities:
Payments from (advances to) subsidiaries	-	20,284	(10,665)	(9,619)	-
Mortgage repurchase facility	-	-	3,400	-	3,400
Dividend payments	(36,763)	-	-	-	(36,763)
Net cash provided by (used in) financing activities	(36,763)	20,284	(7,265)	(9,619)	(33,363)

Net increase in cash and cash equivalents	(16,515)	1,451	(2,466)	-	(17,530)
Cash and cash equivalents:
Beginning of period	141,245	3,097	36,646	-	180,988
End of period	$124,730	$4,548	$34,180	$-	$163,458

	Nine Months Ended September 30, 2015
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$19,057	$(73,657)	$28,114	$-	$(26,486)
Net cash provided by (used in) investing activities	(21,669)	(402)	3,260	67,515	48,704
Financing activities:
Payments from (advances to) subsidiaries	-	75,084	(7,569)	(67,515)	-
Mortgage repurchase facility	-	-	(17,067)	-	(17,067)
Dividend payments	(36,646)	-	-	-	(36,646)
Proceeds from the exercise of stock options	665	-	-	-	665
Net cash provided by (used in) financing activities	(35,981)	75,084	(24,636)	(67,515)	(53,048)

Net increase in cash and cash equivalents	(38,593)	1,025	6,738	-	(30,830)
Cash and cash equivalents:
Beginning of period	119,951	2,691	31,183	-	153,825
End of period	$81,358	$3,716	$37,921	$-	$122,995

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$575,722	$454,740	$1,541,337	$1,293,457
Land sale revenues	2,290	906	4,930	1,816
Total home and land sale revenues	578,012	455,646	1,546,267	1,295,273
Home cost of sales	(481,511)	(375,948)	(1,287,373)	(1,079,609)
Land cost of sales	(2,318)	(819)	(4,197)	(1,944)
Inventory impairments	(4,700)	(4,351)	(6,300)	(4,701)
Total cost of sales	(488,529)	(381,118)	(1,297,870)	(1,086,254)
Gross margin	89,483	74,528	248,397	209,019
Gross margin %	15.5%	16.4%	16.1%	16.1%
Selling, general and administrative expenses	(61,904)	(57,444)	(182,621)	(162,757)
Interest and other income	1,869	838	5,358	5,412
Other expense	(1,558)	(350)	(2,463)	(2,539)
Other-than-temporary impairment of marketable securities	(215)	(2,176)	(934)	(2,176)
Homebuilding pretax income	27,675	15,396	67,737	46,959

Financial Services:
Revenues	17,408	12,841	44,248	34,852
Expenses	(7,955)	(5,464)	(21,739)	(15,830)
Interest and other income	1,035	885	2,648	2,885
Other-than-temporary impairment of marketable securities	(111)	-	(111)	-
Financial services pretax income	10,377	8,262	25,046	21,907

Income before income taxes	38,052	23,658	92,783	68,866
Provision for income taxes	(11,693)	(8,880)	(29,948)	(25,670)
Net income	$26,359	$14,778	$62,835	$43,196

Earnings per share:
Basic	$0.54	$0.30	$1.28	$0.88
Diluted	$0.54	$0.30	$1.28	$0.88

Weighted average common shares outstanding:
Basic	48,854,412	48,785,973	48,844,613	48,756,265
Diluted	49,009,949	49,070,291	48,855,014	48,982,975

Dividends declared per share	$0.25	$0.25	$0.75	$0.75

Cash provided by (used in):
Operating Activities	$13,183	$(70,995)	$(8,903)	$(26,486)
Investing Activities	$(7,486)	$32,115	$24,736	$48,704
Financing Activities	$(13,545)	$(18,413)	$(33,363)	$(53,048)

Overview

Industry Conditions

The homebuilding industry has continued down a stable path in 2016, driven by solid levels of employment, consumer confidence, personal income and household formation, coupled with mortgage rates that remain near record lows. We continue to see increasing demand from first-time buyers for more affordable new homes, which we believe has the potential to increase the overall level of national new home sales. However, many markets also continue to see production constraints driven by limited subcontractor availability, resulting in slower build times.

Three Months Ended September 30, 2016

Our net income for the 2016 third quarter was $26.4 million, or $0.54 per diluted share, a 78% increase from $14.8 million, or $0.30 per diluted share, for the same period in the prior year. The increase was primarily driven by an improvement in home sale revenues of 27%, coupled with a 180 basis point improvement in our selling, general and administrative (“SG&A”) expenses as a percentage of home sale revenues (“SG&A rate”), a 26% increase in our financial services pre-tax income, and a 680 basis point reduction in our effective tax rate, partially offset by a 90 basis point decline in our gross margin from home sales.

Home sale revenues were up from $454.7 million in the 2015 third quarter to $575.7 million in the 2016 third quarter. The $121.0 million improvement was primarily the result of a 20% increase in the number of homes delivered and, to a lesser extent, a 6% increase in our average selling price. Our improvement in the number of homes delivered was the result of a 35% year-over-year increase in our beginning homes in backlog. The increase in our average selling price was mostly due to a mix shift to higher-priced communities and, to a lesser extent, price increases implemented over the past twelve months.

Our dollar value of net new home orders increased 17% from the prior year period to $570.3 million, driven primarily by higher net new orders as our monthly sales absorption pace improved 15% year-over-year to 2.7, our highest third quarter absorption pace since 2005.

Nine months ended September 30, 2016

Our net income for the nine months ended September 30, 2016 was $62.8 million, or $1.28 per diluted share, a significant increase from $43.2 million, $0.88 per diluted share, for the prior year period. The increase was primarily due to a 19% improvement in home sale revenues, an 80 basis point improvement in in our SG&A rate, and a 500 basis point reduction in our effective tax rate.

Outlook

We ended the 2016 third quarter with a dollar value of homes in backlog of $1.61 billion, up 37% year-over-year. Though we continue to experience subcontractor availability issues, which have negatively impacted our cycle times, we expect our final quarter of 2016 to have year-over-year top and bottom line growth. This growth should help us continue to expand our return on equity, which is a key focus for us. See "Forward-Looking Statements" below.

Another key focus for us has been increasing the availability of our recently developed series of more affordable home plans, which are designed for the first-time homebuyer segment. We believe this segment is becoming an increasingly important part of the housing market and may be a more significant source of demand for us in future periods.

With overall liquidity of $769.5 million and no senior note maturities until 2020, we believe that our financial position at September 30, 2016 provides us with the ability to grow operations as opportunities arise while still providing adequate protection from the historically volatile and cyclical nature of the housing market and domestic and global economies. See "Forward-Looking Statements" below.

Homebuilding

Pretax Income

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
	(Dollars in thousands)
West	$18,392	$16,708	$1,684	10%	$43,830	$40,808	$3,022	7%
Mountain	18,856	12,849	6,007	47%	49,688	35,239	14,449	41%
East	(2,267)	(691)	(1,576)	N/M	3,600	(1,093)	4,693	N/M
Corporate	(7,306)	(13,470)	6,164	46%	(29,381)	(27,995)	(1,386)	(5)%
Total homebuilding pretax income	$27,675	$15,396	$12,279	80%	$67,737	$46,959	$20,778	44%

N/M – Not meaningful

For the three months ended September 30, 2016, we recorded homebuilding pretax income of $27.7 million, compared to $15.4 million for the same period in the prior year, an increase of $12.3 million. The improvement in pretax income for the quarter was primarily driven by a 27% year-over-year increase in our home sale revenues and a 180 basis point improvement in our SG&A rate. The year-over-year increases in pretax income for each of our West and Mountain segments were driven primarily by higher home sale revenues of 24% and 30%, respectively, coupled with slight improvements in the SG&A rate for both segments. In our East segment, a 28% increase in home sale revenues was more than offset by a $1.7 million increase in inventory impairments and higher lot option deposit write-offs, resulting in a larger pretax loss compared to the 2015 third quarter. Our Corporate segment experienced a $6.2 million improvement in pretax loss primarily due to declines in both stock-based compensation expense and other-than-temporary impairment of marketable securities.

For the nine months ended September 30, 2016, we recorded homebuilding pretax income of $67.7 million, compared to $47.0 million for the same period in the prior year, an increase of $20.8 million. The increase was primarily attributable to a 19% increase in home sale revenues, coupled with an 80 basis point improvement in our SG&A rate. The improvements in pretax income for each of our West, Mountain and East segments were driven primarily by increases in home sale revenues of 20%, 21% and 15%, respectively. Furthermore, our Mountain and East segments benefited from significant improvements in their SG&A rates. For our Corporate segment the additional $1.4 million of pretax loss was primarily due to higher compensation-related expenses.

Assets

	September 30,	December 31,	Change
	2016	2015	Amount	%
	(Dollars in thousands)
West	$1,083,419	$991,393	$92,026	9%
Mountain	588,976	536,831	52,145	10%
East	285,528	324,457	(38,929)	(12)%
Corporate	332,483	393,712	(61,229)	(16)%
Total homebuilding assets	$2,290,406	$2,246,393	$44,013	2%

Total homebuilding assets increased slightly at September 30, 2016 compared to December 31, 2015. Homebuilding assets in our West and Mountain segments increased modestly from December 31, 2015 primarily as a result of incremental investments in our work-in-process inventories. The funds for these investments came from our Corporate segment, driving the majority of the $61.2 million decline in our Corporate segment’s assets. The decline in homebuilding assets in our East segment is due to reduced land acquisition activity in this segment during 2016, as our recent returns in this segment have been lower than expected.

Home and land sale revenues

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
	(Dollars in thousands)
West	$284,589	$229,743	$54,846	24%	$745,995	$624,261	$121,734	20%
Mountain	192,876	147,166	45,710	31%	521,034	428,080	92,954	22%
East	100,547	78,737	21,810	28%	279,238	242,932	36,306	15%
Total home and land sale revenues	$578,012	$455,646	$122,366	27%	$1,546,267	$1,295,273	$250,994	19%

For the 2016 third quarter, home and land sale revenues increased $122.4 million year-over-year to $578.0 million. For the nine months ended September 30, 2016, home and land sale revenues increased $251.0 million from the same period in the prior year to $1.55 billion. The increases for both the three and nine months ended September 30, 2016 compared to the same periods in the prior year were driven primarily by increases in new home deliveries of 20% and 11%, respectively, and increases in our average selling price of 6% and 7%, respectively.

New Home Deliveries

	Three Months Ended September 30,
	2016			2015			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	221	$64,314	$291.0	190	$54,434	$286.5	16%	18%	2%
California	195	125,601	644.1	161	84,877	527.2	21%	48%	22%
Nevada	177	59,601	336.7	159	60,258	379.0	11%	(1)%	(11)%
Washington	75	35,072	467.6	75	30,174	402.3	0%	16%	16%
West	668	284,588	426.0	585	229,743	392.7	14%	24%	8%
Colorado	343	169,859	495.2	281	132,916	473.0	22%	28%	5%
Utah	55	20,728	376.9	39	13,460	345.1	41%	54%	9%
Mountain	398	190,587	478.9	320	146,376	457.4	24%	30%	5%
Maryland	61	27,297	447.5	55	26,122	474.9	11%	4%	(6)%
Virginia	78	39,795	510.2	51	25,309	496.3	53%	57%	3%
Florida	88	33,455	380.2	69	27,190	394.1	28%	23%	(4)%
East	227	100,547	442.9	175	78,621	449.3	30%	28%	(1)%
Total	1,293	$575,722	$445.3	1,080	$454,740	$421.1	20%	27%	6%

	Nine Months Ended September 30,
	2016			2015			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	582	$170,352	$292.7	543	$160,011	$294.7	7%	6%	(1)%
California	512	319,116	623.3	486	243,407	500.8	5%	31%	24%
Nevada	432	149,861	346.9	404	147,788	365.8	7%	1%	(5)%
Washington	234	106,665	455.8	190	73,055	384.5	23%	46%	19%
West	1,760	745,994	423.9	1,623	624,261	384.6	8%	20%	10%
Colorado	945	463,534	490.5	843	392,779	465.9	12%	18%	5%
Utah	145	53,238	367.2	95	33,600	353.7	53%	58%	4%
Mountain	1,090	516,772	474.1	938	426,379	454.6	16%	21%	4%
Maryland	178	84,742	476.1	168	78,980	470.1	6%	7%	1%
Virginia	193	98,572	510.7	170	82,755	486.8	14%	19%	5%
Florida	251	95,257	379.5	216	81,082	375.4	16%	17%	1%
East	622	278,571	447.9	554	242,817	438.3	12%	15%	2%
Total	3,472	$1,541,337	$443.9	3,115	$1,293,457	$415.2	11%	19%	7%

The number of homes delivered for both the three and nine months ended September 30, 2016 increased for nearly all of our markets compared to the same periods in 2015 as our beginning backlog for each period was up significantly year-over-year. However, the benefit to deliveries from the improved beginning backlog was somewhat offset by a lower backlog conversion rate mostly due to: (1) a higher percentage of our homes in beginning backlog being in the early phases of construction due to our renewed focus on build-to-order homes; and (2) issues with subcontractor availability in certain of our larger markets, which have negatively impacted our cycle times. Despite these headwinds, we expect to see a sequential improvement in our backlog conversion rate in the 2016 fourth quarter. See "Forward-Looking Statements" below.

For both the three and nine months ended September 30, 2016, most of our markets experienced year-over-year increases in the average selling price of homes delivered. Our California and Washington markets each experienced the most significant increases in average selling price in both periods as both markets benefited from (1) a shift in mix to higher priced communities and (2) price increases implemented over the past twelve months. The average selling prices of homes delivered in our Nevada market declined in both periods primarily due to a shift in mix to lower priced communities.

Gross Margin

For the 2016 third quarter, our gross margin from home sales decreased 90 basis points from the same period in 2015. Our gross margin from home sales for the quarter was negatively impacted by higher land and construction costs, notably in our Nevada market, and an adjustment of $1.8 million to increase our warranty accrual, primarily in our Colorado market.

Our gross margin from home sales for the nine months ended September 30, 2016 decreased 10 basis points year-over-year due primarily to: (1) $5.1 million in warranty adjustments, primarily in our Colorado market, to increase our warranty accrual while we had $0.2 million in positive warranty adjustments during the same period in 2015; and (2) a $1.6 million increase in inventory impairments. These items were mostly offset by the positive impact from a higher percentage of our deliveries coming from build-to-order sales, which typically have higher gross margins when compared to deliveries of homes that were started without a sales contract.

Inventory Impairments

Impairments of homebuilding inventory by segment for the three and nine months ended September 30, 2016 and 2015 are shown in the table below. In addition to the impairments shown below, we recorded $1.1 million of impairments on our land held for sale during the three and nine months ended September 30, 2015. No such impairments were recorded during the same periods in 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
West	$-	$-	$1,400	$-
Mountain	-	250	-	250
East	4,700	2,975	4,900	3,325
Total inventory impairments	$4,700	$3,225	$6,300	$3,575

The table below provides quantitative data, for the periods presented, used in determining the fair value of the impaired inventory.

	Impairment Data				Quantitative Data
Three Months Ended	Total Subdivisions Tested	Inventory Impairments	Fair Value of Inventory After Impairments	Number of Subdivisions Impaired	Discount Rate
	(Dollars in thousands)
March 31, 2016	14	$-	$-	-		N/A
June 30, 2016	17	$1,600	$6,415	2	12%	to	15%
September 30, 2016	25	$4,700	$12,295	2	15%	to	18%

March 31, 2015	22	$350	$3,701	1		8.7%
June 30, 2015	22	$-	$-	-		N/A
September 30, 2015	18	$3,225	$14,836	5	12%	to	15%

Selling, General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(Dollars in thousands)
General and administrative expenses	$27,758	$29,694	$(1,936)	$90,638	$81,984	$8,654
General and administrative expenses as a percentage of home sale revenues	4.8%	6.5%	(170) bps	5.9%	6.3%	(40) bps

Marketing expenses	$15,262	$12,548	$2,714	$41,728	$37,866	$3,862
Marketing expenses as a percentage of home sale revenues	2.7%	2.8%	(10) bps	2.7%	2.9%	(20) bps

Commissions expenses	$18,884	$15,202	$3,682	$50,255	$42,907	$7,348
Commissions expenses as a percentage of home sale revenues	3.3%	3.3%	0 bps	3.3%	3.3%	0 bps

Total selling, general and administrative expenses	$61,904	$57,444	$4,460	$182,621	$162,757	$19,864
Total selling, general and administrative expenses as a percentage of home sale revenues (SG&A Rate)	10.8%	12.6%	(180) bps	11.8%	12.6%	(80) bps

For the three months ended September 30, 2016, we experienced a $1.9 million decline in general and administrative expenses primarily due to lower stock-based compensation expense. The decline in stock-based compensation expense was the result of expense related to a non-qualified stock option grant made in the middle of the 2015 second quarter to each of our Chief Executive Officer and Chief Operating Officer no longer being required as all required expense had been recognized by June 30, 2016. For the nine months ended September 30, 2016, the $8.7 million increase in our general and administrative expenses was primarily due to increased compensation-related expenses as a result of a higher average headcount.

Our commissions expenses are variable with home sale revenues while a significant portion of our marketing expenses are somewhat variable with home sale revenues. The increase in both periods for these line items is primarily due to our year-over-year increases in home sale revenues.

Other-Than-Temporary Impairment of Marketable Securities

During the three and nine months ended September 30, 2016, we recorded impairments of marketable securities totaling $0.2 million and $0.9 million, respectively, compared to an impairment of $2.2 million for both the three and nine months ended September 30, 2015. The impairments recorded on certain equity securities were based on our determination that the unrealized loss on certain of our equity securities no longer met the criteria to be considered temporary.

Other Homebuilding Operating Data

Net New Orders:

	Three Months Ended September 30,
	2016				2015				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *
	(Dollars in thousands)
Arizona	225	$68,611	$304.9	2.56	214	$60,274	$281.7	2.15	5%	14%	8%	19%
California	260	154,113	592.7	4.08	184	118,943	646.4	3.07	41%	30%	(8)%	33%
Nevada	175	59,068	337.5	2.75	110	40,196	365.4	2.99	59%	47%	(8)%	(8)%
Washington	83	38,400	462.7	2.26	93	40,260	432.9	2.25	(11)%	(5)%	7%	0%
West	743	320,192	430.9	2.95	601	259,673	432.1	2.53	24%	23%	(0)%	17%
Colorado	321	147,984	461.0	3.82	273	129,221	473.3	2.39	18%	15%	(3)%	60%
Utah	35	14,979	428.0	1.41	48	17,282	360.0	2.21	(27)%	(13)%	19%	(36)%
Mountain	356	162,963	457.8	3.27	321	146,503	456.4	2.36	11%	11%	0%	39%
Maryland	50	23,125	462.5	1.42	53	26,667	503.2	1.81	(6)%	(13)%	(8)%	(22)%
Virginia	52	27,270	524.4	2.04	48	22,812	475.3	2.21	8%	20%	10%	(8)%
Florida	95	36,711	386.4	1.74	86	33,393	388.3	1.98	10%	10%	(0)%	(12)%
East	197	87,106	442.2	1.71	187	82,872	443.2	1.98	5%	5%	(0)%	(14)%
Total	1,296	$570,261	$440.0	2.72	1,109	$489,048	$441.0	2.37	17%	17%	(0)%	15%

	Nine Months Ended September 30,
	2016				2015				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *
	(Dollars in thousands)
Arizona	684	$209,013	$305.6	2.52	689	$195,546	$283.8	2.20	(1)%	7%	8%	15%
California	797	479,030	601.0	4.36	696	402,701	578.6	3.79	15%	19%	4%	15%
Nevada	634	224,168	353.6	3.31	487	185,313	380.5	4.19	30%	21%	(7)%	(21)%
Washington	325	156,962	483.0	2.82	314	133,197	424.2	2.66	4%	18%	14%	6%
West	2,440	1,069,173	438.2	3.20	2,186	916,757	419.4	2.99	12%	17%	4%	7%
Colorado	1,227	585,152	476.9	4.00	1,173	557,372	475.2	3.19	5%	5%	0%	25%
Utah	178	68,199	383.1	2.47	177	64,426	364.0	2.89	1%	6%	5%	(15)%
Mountain	1,405	653,351	465.0	3.71	1,350	621,798	460.6	3.15	4%	5%	1%	18%
Maryland	208	98,703	474.5	1.89	181	89,213	492.9	2.14	15%	11%	(4)%	(12)%
Virginia	210	110,047	524.0	2.75	163	80,588	494.4	2.11	29%	37%	6%	30%
Florida	325	136,220	419.1	2.19	303	112,895	372.6	2.34	7%	21%	12%	(6)%
East	743	344,970	464.3	2.22	647	282,696	436.9	2.22	15%	22%	6%	0%
Total	4,588	$2,067,494	$450.6	3.11	4,183	$1,821,251	$435.4	2.88	10%	14%	3%	8%

* Calculated as total net new orders in period ÷ average active communities during period ÷ number of months in period

For the three and nine months ended September 30, 2016, the dollar value of net new orders increased 17% and 14%, respectively, compared to the same periods in the prior year, primarily due to increases in net new orders in each period. Our net new orders in both periods were up primarily due to improved monthly sales absorption rates.

For the three months ended September 30, 2016, the $81.2 million increase in the dollar value of net new orders was primarily driven by significant year-over-year improvements in our California, Nevada, and Colorado markets. The increases in California and Colorado were primarily due to increases of 33% and 60%, respectively, in the monthly sales absorption rate, which drove a much higher net new order count. In our Nevada market, a year-over-year increase in average active communities of 75% primarily drove the higher dollar value of net new orders. The slight decreases in average selling prices in most of our markets were primarily due to a shift in mix to lower priced communities. As discussed in prior quarters, we are continuing to roll out our more affordable product. Though we are still in the early phases of this process, we have seen continued increases in the sales of this product as a percentage of our total net new orders.

Through the first nine months of 2016, all of the markets in which we operate have realized year-over-year improvements in the dollar value of net new orders, driving a $246.2 million increase in the dollar value of net new orders. On the back of solid macro-economic factors, most of our markets have benefited from an improved monthly sales absorption pace in 2016.

Active Subdivisions:

				Average Active Subdivisions			Average Active Subdivisions
	Active Subdivisions			Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%	September 30,		%
	2016	2015	Change	2016	2015	Change	2016	2015	Change
Arizona	30	31	(3)%	29	33	(12)%	30	35	(14)%
California	21	19	11%	21	20	5%	20	20	0%
Nevada	20	15	33%	21	12	75%	21	13	62%
Washington	14	14	0%	12	14	(14)%	13	13	0%
West	85	79	8%	83	79	5%	84	81	4%
Colorado	28	37	(24)%	28	38	(26)%	34	41	(17)%
Utah	9	8	13%	8	7	14%	8	7	14%
Mountain	37	45	(18)%	36	45	(20)%	42	48	(13)%
Maryland	11	10	10%	12	10	20%	12	9	33%
Virginia	8	8	0%	9	7	29%	9	9	0%
Florida	18	15	20%	18	15	20%	17	14	21%
East	37	33	12%	39	32	22%	38	32	19%
Total	159	157	1%	158	156	1%	164	161	2%

At September 30, 2016, we had 159 active subdivisions, a 1% increase from September 30, 2015. The year-over-year changes for nearly all our markets were primarily driven by the timing of opening new communities versus closing out older communities.

Cancellation Rate:

							Cancellations As a Percentage
	Cancellations As a Percentage of Gross Sales						of Homes in Beginning Backlog
	Three Months Ended September 30,		Change in	Nine Months Ended September 30,		Change in	Three Months Ended September 30,		Change in
	2016	2015	Percentage	2016	2015	Percentage	2016	2015	Percentage
Arizona	26%	26%	0%	24%	22%	2%	19%	22%	(3)%
California	23%	20%	3%	21%	19%	2%	14%	12%	2%
Nevada	26%	28%	(2)%	18%	17%	1%	15%	15%	0%
Washington	17%	23%	(6)%	17%	17%	0%	6%	17%	(11)%
West	24%	24%	0%	20%	19%	1%	14%	16%	(2)%
Colorado	24%	26%	(2)%	19%	20%	(1)%	9%	11%	(2)%
Utah	31%	19%	12%	22%	16%	6%	10%	10%	0%
Mountain	24%	25%	(1)%	20%	19%	1%	9%	10%	(1)%
Maryland	32%	17%	15%	25%	17%	8%	18%	13%	5%
Virginia	30%	28%	2%	20%	28%	(8)%	15%	22%	(7)%
Florida	32%	30%	2%	28%	25%	3%	19%	21%	(2)%
East	31%	26%	5%	25%	24%	1%	17%	19%	(2)%
Total	25%	25%	0%	21%	20%	1%	13%	14%	(1)%

Our cancellations as a percentage of gross sales for each of the three and nine months ended September 30, 2016 were nearly unchanged from the same periods in 2015. While this metric can be useful, we have seen that it can be volatile based on fluctuations in sales and timing of cancellations. When analyzing cancellations over a period of three months, we have found that cancellations as a percentage of homes in beginning backlog to start the quarter provides more predictable results. In regard to this metric, our cancellations as a percent of beginning backlog for the 2016 third quarter were consistent with the same period in the prior year in all markets with the exception of Washington, which decreased significantly as a result of limited inventory and rising prices in that market.

Backlog:

	September 30,
	2016			2015			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	423	$132,929	$314.3	377	$109,735	$291.1	12%	21%	8%
California	627	389,622	621.4	402	253,814	631.4	56%	54%	(2)%
Nevada	397	139,731	352.0	238	94,815	398.4	67%	47%	(12)%
Washington	270	133,367	494.0	179	79,175	442.3	51%	68%	12%
West	1,717	795,649	463.4	1,196	537,539	449.4	44%	48%	3%
Colorado	1,104	530,662	480.7	909	434,371	477.9	21%	22%	1%
Utah	141	53,180	377.2	122	43,551	357.0	16%	22%	6%
Mountain	1,245	583,842	468.9	1,031	477,922	463.6	21%	22%	1%
Maryland	120	56,837	473.6	81	42,999	530.9	48%	32%	(11)%
Virginia	118	64,228	544.3	83	42,494	512.0	42%	51%	6%
Florida	248	111,499	449.6	196	78,900	402.6	27%	41%	12%
East	486	232,564	478.5	360	164,393	456.6	35%	41%	5%
Total	3,448	$1,612,055	$467.5	2,587	$1,179,854	$456.1	33%	37%	2%

At September 30, 2016, we had 3,448 homes in backlog with a total value of $1.61 billion, representing a year-over-year increase of 861 homes and $432.2 million from September 30, 2015. The increase in the number homes in backlog for each of our markets was driven by a combination of the following factors: (1) an increase in net new order activity over the last twelve months for all our markets, except Utah; (2) a higher percentage of our backlog coming from build-to-order sales, which are generally in backlog for a longer period of time; and (3) limited subcontractor availability, which has extended our cycle times in most of our larger markets.

Homes Completed or Under Construction (WIP lots):

	September 30,		%
	2016	2015	Change
Unsold:
Completed	81	221	(63)%
Under construction	298	403	(26)%
Total unsold started homes	379	624	(39)%
Sold homes under construction or completed	2,626	1,947	35%
Model homes	293	273	7%
Total homes completed or under construction	3,298	2,844	16%

At the beginning of 2015, we increased our focus on build-to-order sales and started fewer unsold homes, giving our customers the best opportunity to personalize their homes. As a result, our supply of unsold homes has declined by 39% year-over-year from September 30, 2015. However, this decline was more than offset by a 35% increase in sold homes under construction or completed as a result of our higher backlog, and a 7% increase in our model homes, resulting in a 16% increase in our total homes completed or under construction.

Lots Owned and Optioned (including homes completed or under construction):

	September 30, 2016			September 30, 2015
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total	Total % Change
Arizona	1,515	269	1,784	1,778	205	1,983	(10)%
California	1,753	75	1,828	1,726	222	1,948	(6)%
Nevada	2,051	200	2,251	1,938	439	2,377	(5)%
Washington	853	-	853	842	37	879	(3)%
West	6,172	544	6,716	6,284	903	7,187	(7)%
Colorado	4,051	1,347	5,398	4,208	1,036	5,244	3%
Utah	380	-	380	496	-	496	(23)%
Mountain	4,431	1,347	5,778	4,704	1,036	5,740	1%
Maryland	261	143	404	383	304	687	(41)%
Virginia	429	15	444	693	163	856	(48)%
Florida	962	455	1,417	1,014	293	1,307	8%
East	1,652	613	2,265	2,090	760	2,850	(21)%
Total	12,255	2,504	14,759	13,078	2,699	15,777	(6)%

Our total owned and optioned lots at September 30, 2016 were 14,759, down 6% from September 30, 2015. The decline in lots controlled in our Maryland and Virginia markets is primarily due to reduced land acquisition activity during 2016, as our recent returns in these markets have been lower than expected. Our total lot supply of approximately 3.1 years (which is based on our last-twelve months deliveries and is within our stated strategic range), coupled with our planned acquisition activity, will support growth in future periods. See "Forward-Looking Statements" below.

Financial Services

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
	(Dollars in thousands)
Financial services revenues
Mortgage operations	$11,294	$7,999	$3,295	41%	$28,866	$21,752	$7,114	33%
Other	6,114	4,842	1,272	26%	15,382	13,100	2,282	17%
Total financial services revenues	$17,408	$12,841	$4,567	36%	$44,248	$34,852	$9,396	27%

Financial services pretax income
Mortgage operations	$6,723	$5,354	$1,369	26%	$16,491	$12,243	$4,248	35%
Other	3,654	2,908	746	26%	8,555	9,664	(1,109)	(11)%
Total financial services pretax income	$10,377	$8,262	$2,115	26%	$25,046	$21,907	$3,139	14%

For the three and nine months ended September 30, 2016, our financial services pretax income was up $2.1 million, or 26%, and $3.1 million, or 14%, respectively, from the same periods in the prior year. The year-over-year increases in pretax income for both periods were primarily due to our mortgage operations segment having: (1) increases in the dollar value of loans locked, originated, and sold; and (2) higher gains on loans locked and sold. For the nine months ended September 30, 2016, our other financial services segment had a slight decline in pretax income as the nine months ended September 30, 2015 benefited from a $1.5 million adjustment to reduce insurance reserves and the same period in 2016 did not benefit from such an adjustment.

The following table sets forth information for our mortgage operations segment relating to mortgage loans originated and capture rate. “Capture rate” is defined as the number of mortgage loans originated by our mortgage operations segment for our homebuyers as a percent of our total home closings.

	Three Months Ended		% or	Nine Months Ended		% or
	September 30,		Percentage	September 30,		Percentage
	2016	2015	Change	2016	2015	Change
	(Dollars in thousands)
Total Originations (including transfer loans):
Loans	862	606	42%	2,146	1,759	22%
Principal	$296,456	$203,091	46%	$747,941	$589,810	27%
Capture Rate Data:
Capture rate as % of all homes delivered	66%	55%	11%	61%	56%	5%
Capture rate as % of all homes delivered (excludes cash sales)	69%	59%	10%	64%	59%	5%
Mortgage Loan Origination Product Mix:
FHA loans	21%	19%	2%	20%	17%	3%
Other government loans (VA & USDA)	22%	23%	(1)%	24%	26%	(2)%
Total government loans	43%	42%	1%	44%	43%	1%
Conventional loans	57%	58%	(1)%	56%	57%	(1)%
	100%	100%	0%	100%	100%	0%
Loan Type:
Fixed rate	97%	96%	1%	98%	96%	2%
ARM	3%	4%	(1)%	2%	4%	(2)%
Credit Quality:
Average FICO Score	735	736	(0)%	736	736	0%
Other Data:
Average Combined LTV ratio	83%	85%	(2)%	84%	85%	(1)%
Full documentation loans	100%	100%	0%	100%	100%	0%
Loans Sold to Third Parties:
Loans	840	640	31%	2,144	1,819	18%
Principal	$295,818	$215,023	38%	$744,958	$608,156	22%

Income Taxes

For the three and nine months ended September 30, 2016, we had income tax expenses of $11.7 million and $29.9 million, respectively, both of which were based on effective income tax rates of 30.7% and 32.3%, respectively. For the three and nine months ended September 30, 2015, we had income tax expenses of $8.9 million and $25.7 million, respectively, which were based on effective income tax rates of 37.5% and 37.3%, respectively. The year-over-year reductions in our effective tax rates are primarily the result of our estimated 2016 full year effective tax rate including (1) an estimate for energy credits versus no such estimate as of September 30, 2015 as the credit for both 2015 and 2016 was not approved by the U.S. Congress until December 2015, and (2) a domestic manufacturing deduction, whereas we were not eligible for this deduction in the prior year due to our net operating loss carryforwards.

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

LIQUIDITY AND CAPITAL RESOURCES

We use our liquidity and capital resources to: (1) support our operations, including the purchase of land, land development and construction of homes; (2) provide working capital; and (3) provide mortgage loans for our homebuyers. Our liquidity includes our cash and cash equivalents, marketable securities, revolving credit facility and mortgage repurchase facility. Additionally, we have an existing effective shelf registration statement that allows us to issue equity, debt or hybrid securities up to $1.50 billion.

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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of September 30, 2016.

As of September 30, 2016, we had $15.0 million in borrowings and $26.2 million in letters of credit outstanding under the Revolving Credit Facility, leaving a remaining borrowing capacity of $508.8 million.

Mortgage Repurchase Facility. HomeAmerican entered into an Amended and Restated Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”), effective September 16, 2016. The Mortgage Repurchase Facility amends and restates the prior Master Repurchase Agreement with USBNA dated as of November 12, 2008, as amended, which contained similar terms. The Mortgage Repurchase Facility increases the facility amount from $50 million to $75 million, extends the expiration date to September 15, 2017, adjusts the facility’s sublimits, expands the types of eligible loans, and reduces the facility fee. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased on September 27, 2016 from $75 million to $110 million and was effective through October 26, 2016. The Mortgage Repurchase Facility also had a temporary increase in the maximum aggregate commitment from $50 million to $90 million from December 23, 2015 through January 31, 2016. At September 30, 2016 and December 31, 2015, there were $92.0 million and $88.6 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is LIBOR-based. The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of September 30, 2016.

Dividends

During the three and nine months ended September 30, 2016 and 2015, we paid dividends of $0.25 per share and $0.75 per share, respectively.

MDC Common Stock Repurchase Program

At September 30, 2016, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the three or nine months ended September 30, 2016.

Consolidated Cash Flow

During the nine months ended September 30, 2016, we used $8.9 million of cash from operating activities, primarily due to (1) the use of $88.6 million to increase our inventory from December 31, 2015, and (2) a $21.7 million increase to our trade and other receivables. These uses of cash were partially offset by net income of $62.8 million, an $18.2 million increase in accounts payable and accrued liabilities, and $28.1 million in non-cash reconciling items.

During the nine months ended September 30, 2016, we generated $24.7 million of cash from investing activities, primarily attributable to the sale of $56.9 million in marketable securities, partially offset by the purchases of $28.3 million in marketable securities and $3.9 million in property and equipment.

During the nine months ended September 30, 2016, we used $33.4 million in cash for financing activities, primarily related to dividend payments totaling $36.8 million. This was partially offset by net advances totaling $3.4 million on our mortgage repurchase facility.

Off-Balance Sheet Arrangements

Lot Option Purchase Contracts. In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At September 30, 2016, we had deposits of $6.9 million in the form of cash and $2.4 million in the form of letters of credit that secured option contracts to purchase 2,621 lots for a total estimated purchase price of $267.4 million.

Surety Bonds and Letters of Credit. At September 30, 2016, we had issued and outstanding surety bonds and letters of credit totaling $179.3 million and $58.9 million, respectively, including $32.6 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $53.8 million and $31.9 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our cash and investment policy and strategy is to achieve an appropriate investment return while preserving principal and managing risk. Our cash and cash equivalents may include immediately available commercial bank deposits, commercial paper, money market funds, certificates of deposit and time deposits. Our marketable securities consist primarily of holdings in mutual fund securities, which invest mostly in floating and fixed rate debt securities, and direct holdings in corporate equities. The market value and/or income derived from our equity securities can be negatively impacted by a number of market risk factors, including changes in interest rates, general economic conditions and equity markets. As of September 30, 2016, we had marketable securities in unrealized loss positions totaling $0.8 million, against which we recorded impairments totaling $0.3 million during the current quarter. For the remaining marketable securities in unrealized loss positions totaling $0.5 million, there can be no assurances that the cost basis of these securities will be recovered in the future. If we elect to sell, or are otherwise were required to sell these securities, we could be required to record losses if the market values do not increase prior to any sales. Such losses, if any, would be recorded as a component of our results of operations.

We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments and debt. Derivative instruments utilized in the normal course of business by HomeAmerican include interest rate lock commitments and forward sales of mortgage-backed securities, which are used to manage the price risk on fluctuations in interest rates on our mortgage loans in inventory and interest rate lock commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed at September 30, 2016 had an aggregate principal balance of $105.8 million, all of which were under interest rate lock commitments at an average interest rate of 3.48%. In addition, HomeAmerican had mortgage loans held-for-sale with an aggregate principal balance of $114.4 million at September 30, 2016, of which $26.8 million had not yet been committed to a mortgage purchaser and had an average interest rate of 3.47%. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale which had not yet been committed to a mortgage purchaser, HomeAmerican had forward sales of securities totaling $88.5 million at September 30, 2016.

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

(b) Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any shares during the three and nine months ended September 30, 2016. Additionally, there were no sales of unregistered equity securities during the period.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

10.1

Amended and Restated Master Repurchase Agreement among HomeAmerican Mortgage Corporation and U.S. Bank National Association as Agent and a Buyer, dated as of September 16, 2016 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed September 19, 2016). *

10.2	Form of Performance Share Unit Grant Agreement (2011 Equity Incentive Plan).

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

____________________

* Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2016	M.D.C. HOLDINGS, INC.
(Registrant)

	By:	/s/ Robert N. Martin
Robert N. Martin
Senior Vice President, Chief Financial Officer and Principal Accounting Officer (principal financial officer and duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1

Amended and Restated Master Repurchase Agreement among HomeAmerican Mortgage Corporation and U.S. Bank National Association as Agent and a Buyer, dated as of September 16, 2016 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed September 19, 2016). *

10.2	Form of Performance Share Unit Grant Agreement (2011 Equity Incentive Plan).

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

____________________

* Incorporated by reference.