Form 10-K
period 2016-12-31
MDC HOLDINGS INC
filed 2017-02-01
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large Accelerated Filer_X_                              Accelerated Filer___

Non-Accelerated Filer __ (Do not check if a smaller reporting company)          Smaller Reporting Company__

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No X

As of June 30, 2016, the aggregate market value of the Registrants' common stock held by non-affiliates of the Registrants was $1.0 billion based on the closing sales price of $24.34 per share as reported on the New York Stock Exchange on June 30, 2016.

As of December 31, 2016, the number of shares outstanding of Registrant's common stock was 51,485,090.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of part III of this Form 10-K are incorporated by reference from the Registrant's 2017 definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year.

M.D.C. HOLDINGS, INC.

FORM 10-K

For the Year Ended December 31, 2016

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

Item 1. Business.

(a) General Development of Business

M.D.C. Holdings, Inc. is a Delaware corporation. We refer to M.D.C. Holdings, Inc. as the “Company,” “MDC,” “we” or “our” in this Annual Report on Form 10-K, and these designations include our subsidiaries unless we state otherwise. We have two primary operations, homebuilding and financial services. Our homebuilding operations consist of wholly owned subsidiary companies that generally purchase finished lots or develop lots to the extent necessary for the construction and sale primarily of single-family detached homes to first-time and first-time move-up homebuyers under the name “Richmond American Homes.” Our homebuilding operations are comprised of various homebuilding divisions that we consider to be our operating segments. For financial reporting, we have aggregated our homebuilding operating segments into reportable segments as follows: (1) West (includes operating segments located in Arizona, California, Nevada and Washington); (2) Mountain (includes operating segments located in Colorado and Utah); and (3) East (includes operating segments located in Virginia, Florida and Maryland, which includes Pennsylvania, and New Jersey).

Our financial services operations primarily consist of (1) HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans primarily for our homebuyers, (2) Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”), which provides insurance coverage primarily to our homebuilding subsidiaries and most of our subcontractors for homes sold by our homebuilding subsidiaries and for work performed in completed subdivisions, (3) StarAmerican Insurance Ltd., which is a re-insurer on Allegiant claims, (4) American Home Insurance Agency, Inc., which offers third-party insurance products to our homebuyers, and (5) American Home Title and Escrow Company, which provides title agency services to our homebuilding subsidiaries and our customers in certain states. For financial reporting, we have aggregated our financial services operating segments into reportable segments as follows: (1) mortgage operations (represents HomeAmerican only) and (2) other (all remaining operating segments).

(b) Available Information

We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, available free of charge on our website as soon as reasonably practicable after we file or furnish the materials electronically with the Securities and Exchange Commission (“SEC”). To obtain any of this information, go to our website, www.mdcholdings.com, and select “SEC Filings” from the “Financial Reports” menu. Our website includes our: (1) Corporate Governance Guidelines; (2) Corporate Code of Conduct; (3) Rules for Senior Financial Officers; (4) Audit Committee Procedures for Handling Confidential Complaints; and (5) charters for the Audit, Compensation, Legal and Corporate Governance/Nominating Committees. These materials may also be obtained, free of charge, at www.mdcholdings.com (select “Corporate Governance”).

(c) Financial Information About Industry Segments

Note 3 to the Consolidated Financial Statements contains information regarding our reportable segments for each of the years ended December 31, 2016, 2015 and 2014.

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

For 2016, the percentage of our home deliveries and home sale and land sale revenues by state were as follows:

	Percentage	Percentage
	of	of Home Sale
	Deliveries	Revenues
Arizona	16%	10%
California	16%	22%
Nevada	13%	10%
Washington	7%	7%
West	52%	49%
Colorado	27%	30%
Utah	4%	4%
Mountain	31%	34%
Maryland	5%	5%
Virginia	5%	6%
Florida	7%	6%
East	17%	17%
Total	100%	100%

Our financial services operations include subsidiary companies that provide mortgage financing, place title insurance and homeowner insurance for our homebuyers, and provide general liability insurance for our subsidiaries and most of our subcontractors.

Homebuilding Operations

Operating Divisions. The primary functions of our homebuilding segments include land acquisition and development, home construction, sales and marketing, and customer service. Operating decisions are made by our local management teams under the oversight of our Chief Operating Decision Maker (“CODM”), or decision-making group, defined as two key executives - our Chief Executive Officer and Chief Operating Officer. Our organizational structure (i.e., the grouping and reporting of divisions) changes based upon the current needs of the Company. We had 13, 13 and 10 active homebuilding operating divisions at the end of each year ended December 31, 2016, 2015 and 2014, respectively.

Corporate Management. Our homebuilding business is managed primarily through members of senior management in our Corporate segment and our Asset Management Committees (“AMCs”). Each AMC is comprised of the Chief Operating Officer, Chief Financial Officer and one of our corporate officers.  All real estate acquisition transactions are reviewed to confirm that the transaction is projected to achieve the objectives established by our decision-making group and must be approved by one of the AMCs. Generally, the role of our senior management team and/or AMC includes:

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

Land Acquisition and Development.  Our homebuilding subsidiaries acquire lots with the intention of constructing and selling homes on the acquired land. Generally, we prefer to purchase finished lots using option contracts, in phases or in bulk for cash. However, competition for finished lots has increased and therefore, approximately one-half of the lots we now purchase require some level of development. In making land purchases, we consider a number of factors, including projected rates of return, estimated gross margins from home sales, sales prices of the homes to be built, mortgage loan limits within the respective county, population and employment growth patterns, proximity to developed areas, estimated cost and complexity of development including environmental and geological factors, quality of schools, estimated levels of competition and demographic trends.

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

Backlog.  At December 31, 2016 and 2015, homes under contract but not yet delivered (“backlog”) totaled 2,884 and 2,332, respectively, with an estimated sales value of $1.38 billion and $1.05 billion, respectively. We anticipate that homes in backlog at December 31, 2016 generally will close during 2017 under their existing home order contracts or through the replacement of an existing contract with a new home order contract. The estimated backlog sales value at December 31, 2016 may be impacted by, among other things, subsequent home order cancellations, incentives provided, and/or options and upgrades selected. See “Forward-Looking Statements” above.

Customer Service and Quality Control. Our homebuilding divisions are responsible for pre-closing quality control inspections and responding to customers’ post-closing needs. We have a product service and quality control program, focused on improving and/or maintaining the quality of our customers’ complete home buying and homeownership experience.

Sales and Marketing. Our sales and marketing programs are designed to attract homebuyers in a cost effective manner. We have a centralized in-house advertising and marketing department that oversees our efforts to communicate the inherent value of our homes to our prospective homebuyers and distinguish our Richmond American Homes brand from our competitors or other home buying opportunities. The main objective of this team is to generate homebuyer leads, which are actively pursued by our community sales associates. Our centralized in-house merchandising team furnishes our model homes and sales offices.

Another important part of our marketing presentation takes place in our design centers (also known as Home Galleries). Here, homebuyers are able to personalize their homes with a variety of options and upgrades. These locations also serve as an information center for prospective homebuyers and real estate agents who may opt to receive personalized attention from one of our new home specialists, resulting in a more focused and efficient home search across all of our Richmond American communities in a given market place. We believe that the services provided by our Home Galleries represent a key competitive advantage in attracting and retaining prospective homebuyers.

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

HomeAmerican is authorized to originate Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) (together “the government-sponsored enterprises”), Federal Housing Administration-insured (“FHA”), and Veterans Administration-guaranteed (“VA”) mortgages and is an authorized issuer of Government National Mortgage Association (“Ginnie Mae”) mortgage-backed securities. Furthermore, HomeAmerican also is an authorized loan servicer for Fannie Mae, Freddie Mac and Ginnie Mae and, as such, is subject to the rules and regulations of these entities.

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

Pipeline. HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed (the “locked pipeline”) at December 31, 2016 and 2015 had an aggregate principal balance of approximately $110.9 million and $98.4 million, respectively, and were under interest rate lock commitments at an average interest rate of 4.11% and 3.82%, respectively.

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

Insurance Operations

General. Allegiant and StarAmerican were formed to provide insurance coverage of homebuilding risks for our homebuilding subsidiaries and most of our homebuilding subcontractors. Allegiant was organized as a risk retention group under the Federal Liability Risk Retention Act of 1981. Allegiant, which began operations in June of 2004, is licensed as a Class 3 Stock Insurance Company by the Division of Insurance of the State of Hawaii and is subject primarily to the regulations of its state of incorporation. StarAmerican is a single parent captive insurance company licensed by the Division of Insurance of the State of Hawaii. Pursuant to agreements executed on an annual basis since June of 2004, StarAmerican has re-insured Allegiant for all claims in excess of $50,000 per occurrence up to $3.0 million per occurrence, subject to various aggregate limits.

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

Insurance Agency Operations

American Home Insurance is an insurance agency that sells primarily homeowners’ personal property and casualty insurance products in the same markets as our homebuilding subsidiaries and primarily to our homebuyers.

Title Operations

American Home Title provides title agency services to the Company and its homebuyers in Colorado, Florida, Maryland, Nevada and Virginia.

Employees.

The table below summarizes the approximate number of employees for our combined Homebuilding, combined Financial Services and Corporate segments at December 31, 2016 and 2015.

	December 31,
	2016	2015
Homebuilding	963	906
Financial Services	135	110
Corporate	220	209
Total	1,318	1,225

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

Our mortgage lending subsidiary, HomeAmerican, experiences competition from numerous banks and other mortgage bankers and brokers, many of which are larger and may have greater financial resources. As a result, these competitors may be able to offer better pricing and/or mortgage loan terms, more relaxed underwriting criteria and a greater range of products, which could negatively impact the financial position, results of operations and cash flows of our mortgage operations.

If land is not available at reasonable prices or terms, we could be required to scale back our operations in a given market and/or we may operate at lower levels of profitability.

Our operations depend on our homebuilding subsidiaries’ ability to obtain land for the development of our residential communities at reasonable prices and with terms that meet our underwriting criteria. Our ability to obtain land for new residential communities may be adversely affected by changes in the general availability of land, the willingness of land sellers to sell land at reasonable prices, competition for available land, availability of financing to acquire land, zoning, regulations that limit housing density, and other market conditions. If the supply of land, and especially finished lots, appropriate for development of residential communities is limited because of these factors, or for any other reason, the number of homes that our homebuilding subsidiaries build and sell may decline. To the extent that we are unable to purchase land timely or enter into new contracts for the purchase of land at reasonable prices, due to the lag time between the time we acquire land and the time we begin selling homes, we may be required to scale back our operations in a given market and/or we may operate at lower levels of profitability. As a result, our financial position, results of operations and cash flows could be negatively impacted.

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

The economies of some of the markets in which we operate are impacted by the health of the energy industry. To the extent that energy prices significantly change, the economies of certain of our markets may be negatively impacted, which may adversely impact the financial position, results of operations and cash flows of our business. Furthermore, pricing offered by our suppliers and subcontractors can be adversely affected by increases in various energy costs resulting in a negative impact to our financial position, results of operations and cash flows of our business.

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

The availability of additional capital, whether from private capital sources or the public capital markets, fluctuates as our financial condition and market conditions in general change. There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we would not be able to access capital from these sources. Additionally, any reduction in our credit rankings and/or a weakening of our financial condition, could adversely affect our ability to obtain necessary funds. Even if financing is available, it could be costly or have other adverse consequences.

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

The regulatory environment for mortgage lending is complex and ever changing and has led to an increase in the number of audits and investigations in the industry. These investigations have included the examination of consumer lending practices, sales of mortgages to financial institutions and other investors and the practices in the financial services segments of homebuilding companies. New rules and regulations or revised interpretations of existing rules and regulations applicable to our mortgage lending operations could result in more stringent compliance standards, which may substantially increase costs of compliance.

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

Although we believe that we have made provision for adequately staffing current operations, because of competition for experienced homebuilding industry personnel, retaining our skilled people is an important area of focus. Our future success depends, in part, on our ability to attract, train and retain skilled personnel. If we are unable to retain our key employees or attract, train and retain other skilled personnel in the future, it could have an adverse impact on our financial position, results of operations and cash flows.

The interests of certain controlling shareholders may be adverse to investors

Larry A. Mizel and David D. Mandarich beneficially own, directly or indirectly through their affiliates, in the aggregate, approximately 24% of our common stock. To the extent they and their affiliates vote their shares in the same manner, their combined stock ownership may effectively give them the power to influence the election of members of our board of directors and other matters reserved for our shareholders. Circumstances may occur in which the interest of these shareholders could be in conflict with your interests. In addition, such persons may have an interest in pursuing transactions that, in their judgment, enhance the value of their equity investment in us, even though such transactions may involve risks to you.

Information technology failures and data security breaches could harm our business.

We use information technology and other computer resources to carry out important operational activities and to maintain our business records. These information technology systems are dependent upon electronic systems and other aspects of the internet infrastructure. A material breach in the security of our information technology systems or other data security controls could result in third parties obtaining customer, employee or company data. Such occurrences could have a material and adverse effect on our financial position, results of operations and cash flows.

Item 1B. Unresolved Staff Comments.

None

Item 2.   Properties.

Our corporate office is located at 4350 South Monaco Street, Denver, Colorado 80237, where we lease all 144,000 square feet of office space in the building. In some markets, our homebuilding divisions and other MDC subsidiaries lease additional office space. The table below outlines the number of office facilities that are leased and the approximate square footage leased in each market at December 31, 2016. While currently we are satisfied with the suitability and capacity of our office locations, we continue to evaluate them in view of market conditions and the size of our operations.

		Total
	Number	Square
	of Leased	Footage
	Facilities	Leased
Arizona	5	19,000
California	2	25,000
Colorado	4	153,000
Florida	2	20,000
Maryland	1	8,000
Nevada	2	16,000
Utah	1	6,000
Virginia	2	10,000
Washington	2	15,000
Total	21	272,000

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

At December 31, 2016, we had 574 shareholders of record. The shares of our common stock are traded on the New York Stock Exchange. The following table sets forth, for the periods indicated, the closing price ranges of our common stock. On November 21, 2016, MDC’s board of directors declared a 5% stock dividend that was distributed on December 20, 2016 to shareholders of record on December 6, 2016. In accordance with Accounting Standards Codification 260, “Earnings per Share”, basic and diluted earnings per share amounts, weighted-average shares outstanding, and dividends declared per share have been restated for all periods presented to reflect the effect of this stock dividend.

	Three Months Ended
	March 31	June 30	September 30	December 31
2016
High	$23.87	$24.65	$26.01	$27.55
Low	18.62	20.81	23.19	21.48

2015
High	$27.14	$29.34	$29.59	$27.38
Low	23.26	25.56	24.80	23.43

The table below sets forth the cash dividends declared and paid in 2016, 2015 and 2014.

				Total
	Date of	Date of	Dividend	Dividends
	Declaration	Payment	per Share	Paid
				(In thousands)
2016
First Quarter	01/25/16	02/24/16	$0.24	$12,252
Second Quarter	04/18/16	05/25/16	0.24	12,252
Third Quarter	07/25/16	08/24/16	0.24	12,259
Fourth Quarter	10/24/16	11/23/16	0.24	12,258
			$0.95	$49,021

2015
First Quarter	01/26/15	02/25/15	$0.24	$12,213
Second Quarter	04/27/15	05/27/15	0.24	12,212
Third Quarter	07/20/15	08/19/15	0.24	12,221
Fourth Quarter	10/19/15	11/18/15	0.24	12,222
			$0.95	$48,868

2014
First Quarter	01/27/14	02/26/14	$0.24	$12,207
Second Quarter	04/28/14	05/28/14	0.24	12,205
Third Quarter	07/21/14	08/20/14	0.24	12,204
Fourth Quarter	10/20/14	11/19/14	0.24	12,204
			$0.95	$48,820

On January 23, 2017, MDC’s board of directors approved the payment of a cash dividend of $0.25 per share payable February 22, 2017 to shareholders of record on February 8, 2017.

There were no shares of MDC common stock repurchased during the years ended December 31, 2016, 2015 or 2014. At December 31, 2016, we were authorized to repurchase up to 4,000,000 shares of our common stock.

Performance Graph

Set forth below is a graph comparing the yearly change in the cumulative total return of MDC's common stock with the cumulative total return of the Standard & Poor's 500 Stock Index and with that of a peer group of other homebuilders over the five-year period ending on December 31, 2016, weighted as of the beginning of that period.

It is assumed in the graph that $100 was invested (1) in our common stock; (2) in the stocks of the companies in the Standard & Poor’s 500 Stock Index; and (3) in the stocks of the peer group companies, just prior to the commencement of the period and that all dividends received within a quarter were reinvested in that quarter. The peer group index is composed of the following companies: Beazer Homes USA, Inc., D.R. Horton, Inc., Hovnanian Enterprises, Inc., KB Home, Lennar Corporation, M/I Homes, Inc., Meritage Homes Corporation, NVR, Inc., Pulte Homes, Inc. and Toll Brothers, Inc.

The stock price performance shown on the following graph is not indicative of future price performance.

Item 6.   Selected Financial Data.

The data in these tables and related footnotes should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands, except per share amounts)
Income Statement Data
Home sale and land sale revenues	$2,262,853	$1,860,226	$1,650,631	$1,629,175	$1,156,142
Financial services revenues	63,991	48,810	43,953	51,259	46,881
Total revenues	$2,326,844	$1,909,036	$1,694,584	$1,680,434	$1,203,023

Homebuilding pretax income (loss) (2)	$115,378	$70,441	$75,804	$100,323	$32,617
Financial services pretax income	36,403	30,983	24,671	29,502	28,498
Total income (loss) before income taxes	$151,781	$101,424	$100,475	$129,825	$61,115

Net income (loss) (2)(3)	$103,211	$65,791	$63,143	$314,385	$62,699
Basic earnings (loss) per share	$2.01	$1.28	$1.23	$6.13	$1.23
Diluted earnings (loss) per share	$2.00	$1.28	$1.23	$6.08	$1.23
Weighted Average Common Shares Outstanding:
Basic	51,286,942	51,202,616	51,046,318	50,862,241	50,043,660
Diluted	51,447,147	51,415,580	51,258,444	51,259,840	50,225,863

Balance Sheet Data
Cash and cash equivalents	$282,909	$180,988	$153,825	$199,338	$160,095
Marketable securities	$96,206	$103,694	$156,140	$588,067	$551,938
Total inventories	$1,758,814	$1,763,962	$1,667,960	$1,411,661	$1,002,521
Total assets	$2,528,589	$2,415,899	$2,351,456	$2,589,619	$1,942,800
Senior notes, net (2)	$841,646	$840,524	$839,468	$1,089,790	$742,201
Mortgage repurchase facility	$114,485	$88,611	$60,822	$63,074	$76,327
Stockholders' equity	$1,320,070	$1,256,292	$1,228,336	$1,213,249	$880,897
Stockholders' equity per common share (1)	$25.64	$24.47	$23.95	$23.69	$17.23
Cash dividends declared per share (4)	$0.95	$0.95	$0.95	$0.00	$1.90

Operational Data
Homes delivered (units)	5,054	4,390	4,366	4,710	3,740
Average selling price	$447	$421	$377	$345	$308
Net new orders (units)	5,606	5,203	4,623	4,327	4,342
Homes in backlog at period end (units)	2,884	2,332	1,519	1,262	1,645
Estimated backlog sales value at period end	$1,382,000	$1,054,000	$663,000	$506,000	$579,000
Estimated average selling price of homes in backlog	$479	$452	$437	$401	$352
Active subdivisions at period-end	164	167	159	146	148

(1)	As a result of the stock dividend distributed during 2016 the stockholders’ equity per common share for the years ended December 31, 2015, 2014, 2013 and 2012 were each adjusted by 5%.

(2)

During 2014, we redeemed our 5⅜% Senior Notes due December 2014 and our 5⅜% Senior Notes due July 2015. As a result of these transactions, we paid $517.7 million to extinguish $500 million in debt principal and recorded a total of $18.2 million in losses from early extinguishments of debt.

(3)	Net income for the year ended December 31, 2013 includes the impact of a $187.6 million reversal of the valuation allowance against our deferred tax asset in the 2013 second quarter.

(4)	Total dividends declared per share for the year ended December 31, 2012 include $0.95 per share representing the accelerated payment of dividends for 2013.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$2,257,153	$1,847,889	$1,647,398
Land sale revenues	5,700	12,337	3,233
Total home and land sale revenues	2,262,853	1,860,226	1,650,631
Home cost of sales	(1,884,391)	(1,539,396)	(1,365,621)
Land cost of sales	(4,866)	(12,611)	(2,559)
Inventory impairments	(10,173)	(9,993)	(1,760)
Total cost of sales	(1,899,430)	(1,562,000)	(1,369,940)
Gross margin	363,423	298,226	280,691
Gross margin %	16.1%	16.0%	17.0%
Selling, general and administrative expenses	(250,540)	(226,317)	(203,253)
Interest and other income	7,012	6,709	26,310
Interest expense	-	-	(685)
Other expense	(3,447)	(4,208)	(4,813)
Losses from early extinguishments of debt	-	-	(18,153)
Other-than-temporary impairment of marketable securities	(1,070)	(3,969)	(4,293)
Homebuilding pretax income	115,378	70,441	75,804

Financial Services:
Revenues	63,991	48,810	43,953
Expenses	(30,920)	(21,572)	(22,334)
Interest and other income	3,705	3,745	3,052
Other-than-temporary impairment of marketable securities	(373)	-	-
Financial services pretax income	36,403	30,983	24,671

Income before income taxes	151,781	101,424	100,475
Provision for income taxes	(48,570)	(35,633)	(37,332)
Net income	$103,211	$65,791	$63,143

Earnings per share:
Basic	$2.01	$1.28	$1.23
Diluted	$2.00	$1.28	$1.23

Weighted average common shares outstanding:
Basic	51,286,942	51,202,616	51,046,318
Diluted	51,447,147	51,415,580	51,258,444

Cash dividends declared per share	$0.95	$0.95	$0.95

Cash provided by (used in):
Operating Activities	$115,917	$215	$(163,647)
Investing Activities	$9,218	$47,362	$423,080
Financing Activities	$(23,214)	$(20,414)	$(304,946)

EXECUTIVE SUMMARY

Overview

Industry Conditions

The homebuilding industry moved along a stable, gradually climbing path throughout 2016, driven by (1) solid levels of employment, (2) improvements in consumer confidence, wages and household formation, and (3) mortgage rates that remained near record lows for the majority of the year. However, production was hindered somewhat by limited subcontractor availability in certain markets, resulting in slower build times. Additionally, we saw increased demand from first-time buyers during the year, and we responded by introducing more affordable home plans in several markets.

Results for the Twelve Months Ended December 31, 2016

For the year ended December 31, 2016, we reported net income of $103.2 million, or $2.00 per diluted share, a 57% increase compared to net income of $65.8 million, or $1.28 per diluted share for the year earlier period. The increase was primarily due to a 22% improvement in home sale revenues, a 110 basis point improvement in our selling, general and administrative (“SG&A”) expenses as a percentage of home sale revenues (“SG&A rate”), and a 310 basis point reduction in our effective tax rate.

Home sale revenues were up from $1,847.9 million in 2015 to $2,257.2 million in 2016. This $409.3 million improvement was the result of a $25,700 increase in our average selling price of deliveries to $446,600, mostly due to a mix shift to higher-priced communities and, to a lesser extent, price increases implemented during 2015 and the first half of 2016. Our SG&A rate improved by 110 basis points to 11.1%, driven primarily by an increased ability to leverage our fixed overhead as a result of our increase in home sale revenues and, to a lesser extent, a decline in our stock-based compensation expense. Our effective tax rate declined year-over-year primarily due to the utilization of a domestic manufacturing deduction, whereas we were not eligible to take this deduction in the prior year due to our utilization of remaining federal net operating loss carryforwards to offset taxable income.

The dollar value of net new home orders increased by 12% year-over-year, as our number of net new orders and average selling price improved by 8% and 4%, respectively. The increase in the number of net new orders was primarily attributable to an increase in our absorption pace of 6% year-over-year. The improvement in our average selling price of net new orders, which was primarily the result of price increases throughout 2016 in many of our communities, was somewhat offset by a slight shift in mix to lower priced communities in certain of our markets, as we have experienced a trend toward a higher percentage of our net new orders coming from first-time homebuyers in the second half of 2016.

Our financial services pretax income was $36.4 million for the year ended December 31, 2016, a $5.4 million, or 17%, increase from $31.0 million for the year ended December 31, 2015. The increase was due to our mortgage operations segment, which had (1) increases in the dollar value of loans locked, originated, and sold and (2) higher gains on loans locked and sold.

Outlook

The dollar value of the homes in our backlog at December 31, 2016 was up 24% year-over-year to $1.4 billion, which puts us in a position to grow our home sale revenues year-over-year during the first half of 2017. However, our ability to grow revenues will be impacted by construction cycle times, which increased significantly in 2016. The introduction of our new more affordable homes, which are generally smaller and less complex to build, should have a positive impact on the Company’s overall cycle times during 2017, although they will still be a small overall portion of our unit volume. The initial consumer response to our new more affordable homes has been positive, reinforcing our belief that the first-time homebuyer may drive growth in new home sales nationwide in the coming year. However, this optimism is somewhat tempered by an increased risk for a rise in interest rates, which already increased significantly during the final quarter of 2016, and uncertainty surrounding potential changes in government policy following the 2016 Presidential Election. See "Forward-Looking Statements" above.

We ended 2016 with overall liquidity of $901.6 million and no senior note maturities until 2020. We believe that our financial position at December 31, 2016 provides us with the ability to grow operations as opportunities arise while still providing adequate protection from the historically volatile and cyclical nature of the housing market and domestic and global economies. See "Forward-Looking Statements" above.

Homebuilding

Pretax Income (Loss)

	Year Ended December 31,
		Change			Change
	2016	Amount	%	2015	Amount	%	2014
	(Dollars in thousands)
West	$73,594	$8,967	14%	$64,627	$1,556	2%	$63,071
Mountain	73,104	20,397	39%	52,707	13,364	34%	39,343
East	4,949	10,982	N/M	(6,033)	(16,763)	(156)%	10,730
Corporate	(36,269)	4,591	11%	(40,860)	(3,520)	(9)%	(37,340)
Total homebuilding pretax income	$115,378	$44,937	64%	$70,441	$(5,363)	(7)%	$75,804

N/M – Not meaningful

Homebuilding pretax income for 2016 was $115.4 million, an increase of $44.9 million from $70.4 million for the year ended December 31, 2015. The increase was primarily attributable to a 22% increase in home sale revenues, coupled with a 110 basis point improvement in our SG&A rate. The year-over-year increases in pretax income for each of our West, Mountain and East segments were driven primarily by higher home sale revenues of 23%, 24% and 15%, respectively, coupled with improvements in each segment’s SG&A rate. The pretax loss for our Corporate segment was reduced from the prior year primarily as a result of an increase in interest and other income and a decrease in stock-based compensation expense.

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

Our Mountain segment had a $13.4 million year-over-year improvement in pretax income for 2015, due primarily to a 14% increase in home sale revenues coupled with an improved gross margin from home sales percentage. In our West segment, a $1.6 million increase in pretax income was the result of a 19% increase in home sale revenues that was mostly offset by a decline in gross margin from home sales percentage. The $16.8 million decline in pretax income in our East segment was primarily due to a 6% reduction in home sale revenues, a decline in our gross margin from home sales percentage, driven mostly by a $7.5 million increase in inventory impairments, and an increase in our SG&A rate. The additional $3.5 million of pretax loss in our Corporate segment was primarily due to the $19.6 million decrease in interest and other income discussed above and an increase in stock-based compensation expense related to a non-qualified stock option grant covering one million shares to each of our Chief Executive Officer and Chief Operating Officer, but was mostly offset by the $18.2 million reduction in charges related to the early extinguishment of debt.

Assets

	December 31,		Change
	2016	2015	Amount	%
	(Dollars in thousands)
West	$1,035,033	$991,393	$43,640	4%
Mountain	571,139	536,831	34,308	6%
East	256,816	324,457	(67,641)	(21)%
Corporate	454,507	393,712	60,795	15%
Total homebuilding assets	$2,317,495	$2,246,393	$71,102	3%

Homebuilding assets increased slightly during the year ended December 31, 2016. The decline in homebuilding assets in our East segment is due to reduced land acquisition activity in this segment during 2016, as our returns in this segment have been lower than expected. The assets in our Corporate segment increased due to an aggregate increase in our cash, cash equivalents and investments balances, which were up as a result of our positive operating results, but was partially offset by a decline in our deferred tax asset resulting from using a significant amount of credit carryforwards to offset taxable income.

Revenues

	Year Ended December 31,
		Change			Change
	2016	Amount	%	2015	Amount	%	2014
	(Dollars in thousands)
West	$1,128,513	$213,254	23%	$915,259	$145,208	19%	$770,051
Mountain	756,997	147,995	24%	609,002	74,758	14%	534,244
East	377,343	41,378	12%	335,965	(10,371)	(3)%	346,336
Total home and land sale revenues	$2,262,853	$402,627	22%	$1,860,226	$209,595	13%	$1,650,631

Home and land sale revenues increased $402.6 million for the year ended December 31, 2016, due to a 15% increase in the number of new home deliveries and a 6% increase in the average selling price of new home deliveries. For the year ended December 31, 2015, home and land sale revenues increased $209.6 million, due primarily to a 12% increase in the average selling price of new home deliveries.

New Home Deliveries:

	Year Ended December 31,
	2016			2015			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	789	$232,511	$294.7	753	$220,140	$292.4	5%	6%	1%
California	807	495,934	614.5	706	370,603	524.9	14%	34%	17%
Nevada	683	238,441	349.1	575	215,479	374.7	19%	11%	(7)%
Washington	345	161,628	468.5	270	109,038	403.8	28%	48%	16%
West	2,624	1,128,514	430.1	2,304	915,260	397.2	14%	23%	8%
Colorado	1,369	671,308	490.4	1,192	553,573	464.4	15%	21%	6%
Utah	219	80,679	368.4	149	52,794	354.3	47%	53%	4%
Mountain	1,588	751,987	473.5	1,341	606,367	452.2	18%	24%	5%
Maryland	243	114,079	469.5	215	103,148	479.8	13%	11%	(2)%
Virginia	262	135,394	516.8	216	105,593	488.9	21%	28%	6%
Florida	337	127,179	377.4	314	117,521	374.3	7%	8%	1%
East	842	376,652	447.3	745	326,262	437.9	13%	15%	2%
Total	5,054	$2,257,153	$446.6	4,390	$1,847,889	$420.9	15%	22%	6%

	Year Ended December 31,
	2015			2014			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	753	$220,140	$292.4	731	$200,994	$275.0	3%	10%	6%
California	706	370,603	524.9	624	296,189	474.7	13%	25%	11%
Nevada	575	215,479	374.7	564	176,371	312.7	2%	22%	20%
Washington	270	109,038	403.8	267	96,496	361.4	1%	13%	12%
West	2,304	915,260	397.2	2,186	770,050	352.3	5%	19%	13%
Colorado	1,192	553,573	464.4	1,172	478,669	408.4	2%	16%	14%
Utah	149	52,794	354.3	165	53,136	322.0	(10)%	(1)%	10%
Mountain	1,341	606,367	452.2	1,337	531,805	397.8	0%	14%	14%
Maryland	215	103,148	479.8	305	144,695	474.4	(30)%	(29)%	1%
Virginia	216	105,593	488.9	234	115,001	491.5	(8)%	(8)%	(1)%
Florida	314	117,521	374.3	304	85,847	282.4	3%	37%	33%
East	745	326,262	437.9	843	345,543	409.9	(12)%	(6)%	7%
Total	4,390	$1,847,889	$420.9	4,366	$1,647,398	$377.3	1%	12%	12%

For the year ended December 31, 2016, the number of homes delivered for all of our markets increased compared to the prior year as our beginning backlog in 2016 was up significantly year-over-year. However, the benefit to deliveries from our higher beginning backlog was somewhat offset by extended cycle times on homes sold throughout the year primarily as a result of issues with subcontractor availability in certain of our larger markets. Our California and Washington markets, which each experienced significant increases in their average selling price, benefited from price increases in most of their communities during 2016 coupled with a shift in the mix of deliveries to higher priced communities.

For the year ended December 31, 2015, all of our markets, with the exception of Virginia, experienced year-over-year increases in the average selling price of homes delivered. The markets that experienced the most prominent percentage increases were California, Nevada, Washington, Colorado and Florida. The price increase in all of these markets was primarily driven by a shift in the mix of deliveries to higher priced communities and, to a lesser degree, by price increases implemented in most communities during the first half of the year, especially in California and Colorado. The change in homes closed during the year for the majority of our markets was mostly driven by the year-over-year change in the number of homes in beginning backlog. However, current year deliveries in most of our markets were negatively impacted by our intentional reduction of unsold home inventory, which drove decreases in the number of homes that were both sold and delivered during the year. For our Utah market, a significant year-over-year decline in the number of homes both sold and delivered during the same year, predominantly related to a decrease in available unsold home inventory, drove the 10% decline in closings, despite a 54% increase in beginning backlog.

Gross Margin

Our gross margin from home sales percentage for the year ended December 31, 2016 decreased 10 basis points year-over-year to 16.1%, as $7.5 million in adjustments to increase our warranty accrual were mostly offset by the positive impact from a higher percentage of our deliveries coming from build-to-order sales, which typically have higher gross margins when compared to deliveries of homes that were started without a sales contract.

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

Inventory Impairments

During the year ended December 31, 2016, we recorded $10.2 million of inventory impairments, of which $7.6 million related to five projects in our East segment, $1.4 million related to one project in our West segment and $1.2 million related to one project in our Mountain segment. During the year ended December 31, 2015, we recorded $10.0 million of inventory impairments, of which $1.2 million was related to impairments on our land held for sale in two communities; one in our West segment and one in our Mountain segment. The remaining $8.8 million in impairments related to nine projects with the majority coming from our East segment; four in Maryland totaling $3.3 million and three in Virginia totaling $5.2 million. During the year ended December 31, 2014, we recorded $1.8 million of inventory impairments related to four projects, three of which were in our Maryland division totaling $1.0 million. The communities impaired during the three-year-period were all impaired based on their slow sales absorption rates experienced during the respective years of their impairments, as well as the estimated or actual sales price reductions required to sell the remaining lots and houses. Inventory impairments recognized by segment for the years ended December 31, 2016, 2015 and 2014 are shown in the table below.

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$364	$-	$-
Mountain	574	250	234
East	1,390	1,378	1,000
Subtotal	2,328	1,628	1,234
Land and Land Under Development:
West	1,036	648	-
Mountain	589	569	526
East	6,220	7,148	-
Subtotal	7,845	8,365	526
Total Inventories	$10,173	$9,993	$1,760

The table below provides quantitative data, for the periods presented, used in determining the fair value of the impaired inventory, excluding impairments related to land held for sale.

	Impairment Data				Quantitative Data
Three Months Ended	Total Subdivisions Tested	Inventory Impairments	Fair Value of Inventory After Impairments	Number of Subdivisions Impaired	Discount Rate

	(Dollars in thousands)
March 31, 2016	14	$-	$-	-		N/A
June 30, 2016	17	1,600	6,415	2	12%	to	15%
September 30, 2016	25	4,700	12,295	2	15%	to	18%
December 31, 2016	40	3,873	23,657	3	12%	to	15%
Total		$10,173	$42,367	7

March 31, 2015	22	$350	$3,701	1		9%
June 30, 2015	22	-	-	-		N/A
September 30, 2015	18	3,225	14,836	5	12%	to	15%
December 31, 2015	15	5,200	19,925	3	15%	to	20%
Total		$8,775	$38,462	9

March 31, 2014	16	$-	$-	-		N/A
June 30, 2014	16	850	4,285	2	11%	to	14%
September 30, 2014	23	-	-	-		N/A
December 31, 2014	21	910	4,646	2		13%
Total		$1,760	$8,931	4

Selling, General and Administrative Expenses

	Year Ended December 31,
	2016	Change	2015	Change	2014

General and administrative expenses	$118,076	$5,942	$112,134	$9,723	$102,411
General and administrative expenses as a percentage of home sale revenues	5.2%	(90) bps	6.1%	(10) bps	6.2%

Marketing expenses	$58,778	$6,361	$52,417	$6,536	$45,881
Marketing expenses as a percentage of home sale revenues	2.6%	(20) bps	2.8%	0 bps	2.8%

Commissions expenses	$73,686	$11,920	$61,766	$6,805	$54,961
Commissions expenses as a percentage of home sale revenues	3.3%	0 bps	3.3%	0 bps	3.3%
Total selling, general and administrative expenses	$250,540	$24,223	$226,317	$23,064	$203,253
Total selling, general and administrative expenses as a percentage of home sale revenues (SG&A Rate)	11.1%	(110) bps	12.2%	(10) bps	12.3%

For the year ended December 31, 2016, our SG&A expenses were up $24.2 million to $250.5 million, while our SG&A rate improved 110 basis points year-over-year. The improvement in our SG&A rate was driven primarily by an increased ability to leverage our fixed overhead as a result of our 22% increase in home sale revenues and, to a lesser extent, a decline in our stock-based compensation expense.

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

Other-Than-Temporary Impairment of Marketable Securities

As of December 31, 2016, 2015 and 2014, our marketable securities were in net unrealized gain positions totaling $12.5 million, $5.9 million and $4.5 million, respectively. Included in those net unrealized gain positions were certain marketable securities that individually were in an unrealized loss position. In accordance with GAAP, we recognized $1.4 million, $4.0 million and $4.3 million of impairments for the years ended December 31, 2016, 2015 and 2014, respectively, on certain equity securities based on our determination that the unrealized loss on certain of our equity securities no longer met the criteria to be considered temporary.

Other Homebuilding Operating Data

Net New Orders:

	Year Ended December 31,
	2016				2015				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *
	(Dollars in thousands)
Arizona	790	$243,358	$308.0	2.21	843	$241,192	$286.1	2.07	(6)%	1%	8%	7%
California	946	582,460	615.7	3.88	856	506,445	591.6	3.55	11%	15%	4%	9%
Nevada	795	282,198	355.0	3.09	615	227,560	370.0	3.62	29%	24%	(4)%	(15)%
Washington	403	199,011	493.8	2.57	394	173,071	439.3	2.50	2%	15%	12%	3%
West	2,934	1,307,027	445.5	2.89	2,708	1,148,268	424.0	2.77	8%	14%	5%	4%
Colorado	1,511	730,924	483.7	3.69	1,435	687,695	479.2	2.97	5%	6%	1%	24%
Utah	215	84,455	392.8	2.18	217	79,203	365.0	2.58	(1)%	7%	8%	(16)%
Mountain	1,726	815,379	472.4	3.39	1,652	766,898	464.2	2.91	4%	6%	2%	16%
Maryland	245	116,813	476.8	1.73	237	116,010	489.5	2.02	3%	1%	(3)%	(14)%
Virginia	272	143,680	528.2	2.75	227	114,713	505.3	2.12	20%	25%	5%	30%
Florida	429	176,862	412.3	2.14	379	143,594	378.9	2.18	13%	23%	9%	(2)%
East	946	437,355	462.3	2.15	843	374,317	444.0	2.12	12%	17%	4%	1%
Total	5,606	$2,559,761	$456.6	2.85	5,203	$2,289,483	$440.0	2.68	8%	12%	4%	6%

	Year Ended December 31,
	2015				2014				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate
	(Dollars in thousands)
Arizona	843	$241,192	$286.1	2.07	802	$235,041	$293.1	2.04	5%	3%	(2)%	1%
California	856	506,445	591.6	3.55	669	327,248	489.2	3.22	28%	55%	21%	10%
Nevada	615	227,560	370.0	3.62	579	192,708	332.8	2.93	6%	18%	11%	24%
Washington	394	173,071	439.3	2.50	276	102,795	372.4	2.30	43%	68%	18%	9%
West	2,708	1,148,268	424.0	2.77	2,326	857,792	368.8	2.54	16%	34%	15%	9%
Colorado	1,435	687,695	479.2	2.97	1,334	576,322	432.0	2.88	8%	19%	11%	3%
Utah	217	79,203	365.0	2.58	179	59,304	331.3	2.55	21%	34%	10%	1%
Mountain	1,652	766,898	464.2	2.91	1,513	635,626	420.1	2.84	9%	21%	10%	2%
Maryland	237	116,010	489.5	2.02	244	117,646	482.2	1.43	(3)%	(1)%	2%	41%
Virginia	227	114,713	505.3	2.12	221	111,068	502.6	1.96	3%	3%	1%	8%
Florida	379	143,594	378.9	2.18	319	109,141	342.1	1.85	19%	32%	11%	18%
East	843	374,317	444.0	2.12	784	337,855	430.9	1.72	8%	11%	3%	23%
Total	5,203	$2,289,483	$440.0	2.68	4,623	$1,831,273	$396.1	2.43	13%	25%	11%	10%

* Calculated as total net new orders in period ÷ average active communities during period ÷ number of months in period

During the year ended December 31, 2016, we experienced year-over-year improvements in the dollar value of net new orders in all of our markets, resulting in a total year-over-year increase to the dollar value of net new orders of 12% or $270.3 million. Washington experienced the largest increase in average selling price percentage due to both a shift in mix to higher priced communities and price increases implemented in selling communities throughout 2016. Our Nevada and Virginia markets each experienced the largest percentage improvement in the number of net new orders. In our Virginia market, this was due to an increased monthly sales absorption pace resulting from certain communities that opened late in 2015 having a full year of strong sales activity in 2016. A 50% year-over-year increase in the number of average active communities drove the improvement in Nevada. However, the impact on net new orders from this higher average active community count was slightly offset by a year-over-year decline in monthly sales absorption pace as the 2015 monthly sales absorption pace was at unusually high levels during the first half of 2015. The absorption paces for our Colorado and California markets continue to be among the strongest in the Company, with robust demand in each market.

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

Active Subdivisions:

	Active Subdivisions					Average Active Subdivisions
	December 31,					Year Ended December 31,
	2016	% Change	2015	% Change	2014	2016	2015	% Change
Arizona	28	(13)%	32	(11)%	36	30	34	(12)%
California	20	0%	20	5%	19	20	20	0%
Nevada	21	5%	20	25%	16	21	14	50%
Washington	14	0%	14	40%	10	13	13	0%
West	83	(3)%	86	6%	81	84	81	4%
Colorado	38	(5)%	40	0%	40	34	40	(15)%
Utah	9	29%	7	17%	6	8	7	14%
Mountain	47	0%	47	2%	46	42	47	(11)%
Maryland	10	(9)%	11	22%	9	12	10	20%
Virginia	7	(22)%	9	(10)%	10	8	9	(11)%
Florida	17	21%	14	8%	13	17	14	21%
East	34	0%	34	6%	32	37	33	12%
Total	164	(2)%	167	5%	159	163	161	1%

At December 31, 2016, we had 164 active subdivisions, a 2% decrease from 167 active subdivisions at the end of 2015. At December 31, 2015, we had 167 active subdivisions, up 5% from 159 active subdivisions at the end of 2014. In Arizona, as a result of limited land acquisition activity during 2014 and 2015, our active subdivision count has experienced year-over-year declines in both 2016 and 2015. In Virginia and Maryland, we have tempered our land acquisition activity over the past two years as our recent returns in this segment have been lower than expected. For all remaining markets, the year-over-year changes were primarily driven by the timing of opening new communities versus closing out older ones.

Cancellation Rate:

	Cancellations As a Percentage of Gross Sales
	Year Ended December 31,
	2016	Change	2015	Change	2014
Arizona	27%	3%	24%	0%	24%
California	24%	3%	21%	(3)%	24%
Nevada	18%	0%	18%	(2)%	20%
Washington	18%	(1)%	19%	(1)%	20%
West	22%	1%	21%	(2)%	23%
Colorado	20%	(1)%	21%	1%	20%
Utah	22%	6%	16%	(2)%	18%
Mountain	20%	(1)%	21%	1%	20%
Maryland	26%	8%	18%	(6)%	24%
Virginia	20%	(5)%	25%	(2)%	27%
Florida	27%	0%	27%	1%	26%
East	25%	1%	24%	(2)%	26%
Total	22%	1%	21%	(1)%	22%

Our cancellations as a percentage of gross sales in total and on an individual market-by-market basis have been relatively consistent between the years ended December 31, 2016, 2015 and 2014.

Backlog:

	At December 31,
	2016			2015			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	322	$104,899	$325.8	321	$89,464	$278.7	0%	17%	17%
California	481	314,305	653.4	342	220,755	645.5	41%	42%	1%
Nevada	307	108,720	354.1	195	67,901	348.2	57%	60%	2%
Washington	237	120,305	507.6	179	80,134	447.7	32%	50%	13%
West	1,347	648,229	481.2	1,037	458,254	441.9	30%	41%	9%
Colorado	964	466,565	484.0	822	390,635	475.2	17%	19%	2%
Utah	104	41,689	400.9	108	38,549	356.9	(4)%	8%	12%
Mountain	1,068	508,254	475.9	930	429,184	461.5	15%	18%	3%
Maryland	92	45,160	490.9	90	43,317	481.3	2%	4%	2%
Virginia	111	60,701	546.9	101	52,622	521.0	10%	15%	5%
Florida	266	119,305	448.5	174	70,837	407.1	53%	68%	10%
East	469	225,166	480.1	365	166,776	456.9	28%	35%	5%
Total	2,884	$1,381,649	$479.1	2,332	$1,054,214	$452.1	24%	31%	6%

At December 31, 2016, we experienced significant year-over-year growth in the number of homes in backlog driven primarily by (1) a year-over-year increase in net new orders, (2) a higher percent of those sales coming from dirt sales, which are generally in backlog for a longer period of time, and (3) lower closings than expected for 2016 as a result of increased construction cycle times in most of our larger markets due to limited subcontractor availability.

Homes Completed or Under Construction:

	December 31,
	2016	2015	% Change
Unsold:
Completed	115	189	(39)%
Under construction	279	334	(16)%
Total unsold started homes	394	523	(25)%
Sold homes under construction or completed	2,186	1,697	29%
Model homes under construction or completed	302	281	7%
Total homes completed or under construction	2,882	2,501	15%

At the beginning of 2015, we increased our focus on build-to-order sales and started fewer unsold homes, giving our customers the best opportunity to personalize their homes. As a result, our supply of unsold started homes has declined by 25% year-over-year from December 31, 2015. However, this decline was more than offset by a 29% increase in sold homes under construction or completed as a result of our higher backlog, and a 7% increase in our model homes, resulting in a 15% increase in our total homes completed or under construction.

Lots Owned and Optioned (including homes completed or under construction):

	December 31, 2016			December 31, 2015
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total	Total % Change
Arizona	1,521	287	1,808	1,735	201	1,936	(7)%
California	1,702	298	2,000	1,759	352	2,111	(5)%
Nevada	1,934	65	1,999	2,240	100	2,340	(15)%
Washington	862	-	862	832	107	939	(8)%
West	6,019	650	6,669	6,566	760	7,326	(9)%
Colorado	3,982	1,683	5,665	4,086	832	4,918	15%
Utah	306	30	336	442	-	442	(24)%
Mountain	4,288	1,713	6,001	4,528	832	5,360	12%
Maryland	221	62	283	368	219	587	(52)%
Virginia	367	19	386	562	158	720	(46)%
Florida	910	421	1,331	1,078	230	1,308	2%
East	1,498	502	2,000	2,008	607	2,615	(24)%
Total	11,805	2,865	14,670	13,102	2,199	15,301	(4)%

Our total owned and optioned lots were down slightly from December 31, 2015. The decline in lots controlled in our Maryland and Virginia markets is primarily due to reduced land acquisition activity during 2016, as our returns in these markets have been lower than expected. We ended 2016 with a total lot supply of approximately 2.9 years (based on our last-twelve months of deliveries), which is within our stated strategic range.

Financial Services

	Year Ended December 31,
		Change			Change
	2016	Amount	%	2015	Amount	%	2014
	(Dollars in thousands)
Financial services revenues
Mortgage operations	$41,585	$11,309	37%	$30,276	$4,389	17%	$25,887
Other	22,406	3,872	21%	18,534	468	3%	18,066
Total financial services revenues	$63,991	$15,181	31%	$48,810	$4,857	11%	$43,953

Financial services pretax income
Mortgage operations	$23,845	$6,615	38%	$17,230	$3,196	23%	$14,034
Other	12,558	(1,195)	(9)%	13,753	3,116	29%	10,637
Total financial services pretax income	$36,403	$5,420	17%	$30,983	$6,312	26%	$24,671

For the year ended December 31, 2016, our financial services pretax income was up 17% from the prior year. The increase was primarily due to our mortgage operations segment, which had (1) increases in the dollar value of loans locked, originated, and sold and (2) higher gains on loans locked and sold.

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

The table below sets forth information for our mortgage operations relating to mortgage loans originated and capture rate.

	Year Ended December 31,
	2016	% or Percentage Change	2015	% or Percentage Change	2014
	(Dollars in thousands)
Total Originations:
Loans	3,191	28%	2,487	3%	2,422
Principal	$1,110,344	32%	$838,061	10%	$759,082
Capture Rate Data:
Capture rate as % of all homes delivered	62%	6%	56%	1%	55%
Capture rate as % of all homes delivered (excludes cash sales)	66%	6%	60%	1%	59%
Mortgage Loan Origination Product Mix:
FHA loans	20%	2%	18%	3%	15%
Other government loans (VA & USDA)	23%	(3)%	26%	(3)%	29%
Total government loans	43%	(1)%	44%	0%	44%
Conventional loans	57%	1%	56%	0%	56%
	100%	0%	100%	0%	100%
Loan Type:
Fixed rate	97%	1%	96%	3%	93%
ARM	3%	(1)%	4%	(3)%	7%
Credit Quality:
Average FICO Score	735	(0)%	736	(0)%	738
Other Data:
Average Combined LTV ratio	84%	0%	84%	(1)%	85%
Full documentation loans	100%	0%	100%	0%	100%

Loans Sold to Third Parties:
Loans	3,128	30%	2,414	(2)%	2,453
Principal	$1,084,347	34%	$809,535	6%	$762,633

Income Taxes

We recorded income tax expense of $48.6 million, $35.6 million and $37.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, resulting in effective income tax rates of 32.0%, 35.1% and 37.2%, respectively.

The year-over-year improvement in our effective tax rate from 2015 to 2016 is primarily the result of (1) a domestic manufacturing deduction, whereas we were not eligible to take this deduction in the prior year due to our utilization of remaining federal net operating loss carryforwards to offset taxable income, and (2) a higher estimated percentage of our homes delivered qualifying for energy credits.

The year-over-year improvement in our effective tax rate from 2014 to 2015 is primarily the result of (1) the reversal of a previously established uncertain tax position and (2) a year-over-year decrease in the write-offs of certain unused state net operating losses.

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

We have marketable equity securities that consist primarily of holdings in corporate equities, preferred stocks and exchange traded funds.

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

We may, from time to time, seek to retire or purchase our outstanding senior notes through cash purchases, whether through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of December 31, 2016.

As of December 31, 2016, we had $15.0 million in borrowings and $23.0 million in letters of credit outstanding under the Revolving Credit Facility, leaving remaining borrowing capacity of $512.0 million.

Mortgage Repurchase Facility. HomeAmerican entered into an Amended and Restated Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”), effective September 16, 2016. The Mortgage Repurchase Facility amends and restates the prior Master Repurchase Agreement with USBNA dated as of November 12, 2008, as amended, which contained similar terms. The Mortgage Repurchase Facility increases the facility amount from $50 million to $75 million, extends the expiration date to September 15, 2017, adjusts the facility’s sublimits, expands the types of eligible loans, and reduces the facility fee. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased on December 27, 2016 from $75 million to $125 million and was effective through January 25, 2017. The Mortgage Repurchase Facility also had a temporary increase in the maximum aggregate commitment from $50 million to $90 million from December 23, 2015 through January 31, 2016. At December 31, 2016 and December 31, 2015, HomeAmerican had $114.5 million and $88.6 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is LIBOR-based. The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of December 31, 2016.

Dividends

In each of the years ended December 31, 2016, 2015 and 2014, we paid dividends of $0.95 per share. In addition to the cash dividends paid during 2016, on November 21, 2016, MDC’s board of directors declared a 5% stock dividend that was distributed on December 20, 2016 to shareholders of record on December 6, 2016.

MDC Common Stock Repurchase Program

At December 31, 2016, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the year ended December 31, 2016.

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

Year Ended December 31, 2016. We generated $115.9 million in cash from operating activities during the year ended December 31, 2016, primarily resulting from net income of $103.2 million, a $16.1 million decrease in our deferred tax assets due to the use of net operating loss carryforwards to reduce our current taxes payable, a $21.9 million increase in accounts payable and accrued liabilities due to the timing of invoices received, and non-cash reconciling items such as (1) impairments of marketable securities and homebuilding inventories totaling $11.6 million and (2) stock-based compensation expense of $7.5 million. These increases were partially offset by changes in receivables and mortgage loans held for sale of $20.4 million and $23.1 million, respectively, due to closing more homes in our 2016 fourth quarter as compared to the same quarter in 2015.

We generated $9.2 million in cash from investing activities during the year ended December 31, 2016, primarily attributable to the sale of marketable securities that increased our cash by $61.7 million. The cash generated was mostly offset by the purchasing of $48.1 million of marketable securities and $4.5 million of property and equipment.

We used $23.2 million of cash for financing activities during the year ended December 31, 2016, primarily related to dividend payments totaling $49.1 million, which was partially offset by net advances of $25.9 million on our mortgage repurchase facility.

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

We used $304.9 million of cash from financing activities during the year ended December 31, 2014, primarily attributable to the redemption of $500 million of Senior Notes for a total use of $517.7 million and from $48.8 million of dividend payments. The cash used was partially offset by $248.4 million generated from the issuance of our 10-year 5½% Senior Notes.

Off-Balance Sheet Arrangements

Lot Option Purchase Contracts. In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At December 31, 2016, we had deposits of $8.0 million in the form of cash and $2.0 million in the form of letters of credit that secured option contracts to purchase 2,865 lots for a total estimated purchase price of $280.8 million.

Surety Bonds and Letters of Credit. At December 31, 2016, we had outstanding surety bonds and letters of credit totaling $178.8 million and $52.6 million, respectively, including $29.6 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $48.7 million and $18.2 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

We have made no material guarantees with respect to third-party obligations.

Contractual Obligations

The table below summarizes our known contractual obligations at December 31, 2016.

	Payments due by Period (in thousands)
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Senior notes	$850,000	$-	$-	$250,000	$600,000
Interest on senior notes	708,844	48,813	97,625	76,531	485,875
Operating leases	47,092	6,008	10,216	9,302	21,566
Total (1)	$1,605,936	$54,821	$107,841	$335,833	$1,107,441

(1)

The table above excludes $114.5 million of mortgage loans that we are obligated to repurchase under our Mortgage Repurchase Facility since it is not long-term indebtedness. Additionally, there were outstanding performance bonds and letters of credit totaling approximately $178.8 million and $52.6 million, respectively, at December 31, 2016, which have been excluded from the table above due to the uncertainty as to whether any payments may be made.

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

In accordance with Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment (“ASC 360”), homebuilding inventories, excluding those classified as held for sale, are carried at cost unless events and circumstances indicate that the carrying value of the underlying subdivision may not be recoverable. We evaluate inventories for impairment at each quarter end on a subdivision level basis as each subdivision represents the lowest level of identifiable cash flows. In making this determination, we review, among other things, the following for each subdivision:

•

actual and trending “Operating Margin” (which is defined as home sale revenues less home cost of sales and all incremental costs associated directly with the subdivision, including sales commissions and marketing costs);

•	estimated future undiscounted cash flows and Operating Margin;
•	forecasted Operating Margin for homes in backlog;
•	actual and trending net home orders;
•	homes available for sale;
•	market information for each sub-market, including competition levels, home foreclosure levels, the size and style of homes currently being offered for sale and lot size; and
•	known or probable events indicating that the carrying value may not be recoverable.

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

Reserves for Construction Defect Claims. The establishment of reserves for estimated losses to be incurred by our homebuilding subsidiaries associated with (1) the self-insured retention (“SIR”) portion of construction defect claims that are expected to be covered under insurance policies with Allegiant and (2) the entire cost of any construction defect claims that are not expected to be covered by insurance policies with Allegiant are based on actuarial studies that include known facts similar to those established for our insurance reserves. It is possible that changes in the payment experience used in estimating our ultimate losses for construction defect claims could have a material impact on our reserves.

Litigation Accruals. In the normal course of business, we are a defendant in claims primarily relating to premises liability, product liability and personal injury claims. These claims seek relief from us under various theories, including breach of implied and express warranty, negligence, strict liability, misrepresentation and violation of consumer protection statutes. We have accrued for losses that may be incurred with respect to legal claims based upon information provided by our legal counsel, including counsel’s on-going evaluation of the merits of the claims and defenses and the level of estimated insurance coverage. Due to uncertainties in the estimation process, actual results could vary from those accruals and could have a material impact on our results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our cash and investment policy and strategy is to achieve an appropriate investment return while preserving principal and managing risk. Our cash and cash equivalents may include immediately available commercial bank deposits, commercial paper, money market funds, certificates of deposit and time deposits. Our marketable securities consist primarily of holdings in mutual fund securities, which invest mostly in floating and fixed rate debt securities, and direct holdings in corporate equities. The market value and/or income derived from our equity securities can be negatively impacted by a number of market risk factors, including changes in interest rates, general economic conditions and equity markets. For the year ended December 31, 2016, we recorded quarterly impairments totaling $1.4 million on certain of our marketable securities that were in a loss position at each quarter end. For the remaining marketable securities in unrealized loss positions totaling $0.5 million, there can be no assurances that the cost basis of these securities will be recovered in the future. If we elect to sell, or are otherwise were required to sell these securities, we could be required to record losses if the market values do not increase prior to any sales. Such losses, if any, would be recorded as a component of our results of operations.

We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments and debt. Derivative instruments utilized in the normal course of business by HomeAmerican include interest rate lock commitments and forward sales of mortgage-backed securities, which are used to manage the price risk on fluctuations in interest rates on our mortgage loans in inventory and interest rate lock commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed at December 31, 2016 had an aggregate principal balance of approximately $110.9 million, all of which were under interest rate lock commitments at an average interest rate of 4.11%. In addition, HomeAmerican had mortgage loans held-for-sale with an aggregate principal balance of $136.8 million at December 31, 2016, of which $42.3 million had not yet been committed to a mortgage purchaser and had an average interest rate of 3.82%. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale which had not yet been committed to a mortgage purchaser, HomeAmerican had forward sales of securities totaling $108.0 million and $84.5 million at December 31, 2016 and 2015, respectively.

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

At December 31, 2016, we had $114.5 million of mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported under Mortgage Repurchase Facility in the consolidated balance sheets. The following table provides the maturities, average interest rate and estimated fair value of significant financial instruments that are sensitive to changes in interest rates at December 31, 2016.

	Maturities through December 31,							Estimated
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
	(Dollars in thousands)
Assets:
Mortgage loans held for sale (1)
Fixed Rate	$131,194	$-	$-	$-	$-	$-	$131,194	$132,847
Average interest rate	3.84%						3.84%
Variable Interest Rate	5,650	$-	$-	$-	$-	$-	$5,650	$5,729
Average interest rate	3.51%						3.51%

Liabilities:
Fixed rate debt	$-	$-	$-	$250,000	$-	$600,000	$850,000	$821,498
Average interest rate				5.63%		5.79%	5.74%
Mortgage facility	$114,485	$-	$-	$-	$-	$-	$114,485	$114,485
Average interest rate	3.06%						3.06%

Derivative Financial Instruments:
Commitments to originate mortgage loans
Notional amount	$110,867	$-	$-	$-	$-	$-	$110,867	$3,242
Average interest rate	4.11%						4.11%
Forward sales of mortgage backed securities
Notional amount	$108,000	$-	$-	$-	$-	$-	$108,000	$514
Average interest rate	3.30%						3.30%

(1) All the amounts in this line reflect the expected 2017 disposition of these loans rather than the actual scheduled maturity dates of these mortgages.

Item 8. Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

M.D.C. Holdings, Inc.

We have audited the accompanying consolidated balance sheets of M.D.C. Holdings, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of M.D.C. Holdings, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), M.D.C. Holdings, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 1, 2017

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2016	2015
	(Dollars in thousands, except
	per share amounts)
ASSETS
Homebuilding:
Cash and cash equivalents	$259,087	$144,342
Marketable securities	59,770	92,387
Restricted cash	3,778	3,750
Trade and other receivables	42,492	23,314
Inventories:
Housing completed or under construction	874,199	747,036
Land and land under development	884,615	1,016,926
Total inventories	1,758,814	1,763,962
Property and equipment, net	28,041	28,226
Deferred tax assets, net	74,888	99,107
Metropolitan district bond securities (related party)	30,162	25,911
Prepaid and other assets	60,463	65,394
Total homebuilding assets	2,317,495	2,246,393
Financial Services:
Cash and cash equivalents	23,822	36,646
Marketable securities	36,436	11,307
Mortgage loans held-for-sale, net	138,774	115,670
Other assets	12,062	5,883
Total financial services assets	211,094	169,506
Total Assets	$2,528,589	$2,415,899
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$42,088	$40,472
Accrued liabilities	144,566	122,886
Revolving credit facility	15,000	15,000
Senior notes, net	841,646	840,524
Total homebuilding liabilities	1,043,300	1,018,882
Financial Services:
Accounts payable and accrued liabilities	50,734	52,114
Mortgage repurchase facility	114,485	88,611
Total financial services liabilities	165,219	140,725
Total Liabilities	1,208,519	1,159,607
Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 51,485,090 and 48,888,424 issued and outstanding at December 31, 2016 and December 31, 2015, respectively	515	489
Additional paid-in-capital	983,532	915,746
Retained earnings	313,952	324,342
Accumulated other comprehensive income	22,071	15,715
Total Stockholders' Equity	1,320,070	1,256,292
Total Liabilities and Stockholders' Equity	$2,528,589	$2,415,899

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$2,257,153	$1,847,889	$1,647,398
Land sale revenues	5,700	12,337	3,233
Total home and land sale revenues	2,262,853	1,860,226	1,650,631
Home cost of sales	(1,884,391)	(1,539,396)	(1,365,621)
Land cost of sales	(4,866)	(12,611)	(2,559)
Inventory impairments	(10,173)	(9,993)	(1,760)
Total cost of sales	(1,899,430)	(1,562,000)	(1,369,940)
Gross margin	363,423	298,226	280,691
Selling, general and administrative expenses	(250,540)	(226,317)	(203,253)
Interest and other income	7,012	6,709	26,310
Interest expense	-	-	(685)
Other expense	(3,447)	(4,208)	(4,813)
Losses on early extinguishments of debt	-	-	(18,153)
Other-than-temporary impairment of marketable securities	(1,070)	(3,969)	(4,293)
Homebuilding pretax income	115,378	70,441	75,804

Financial Services:
Revenues	63,991	48,810	43,953
Expenses	(30,920)	(21,572)	(22,334)
Interest and other income	3,705	3,745	3,052
Other-than-temporary impairment of marketable securities	(373)	-	-
Financial services pretax income	36,403	30,983	24,671

Income before income taxes	151,781	101,424	100,475
Provision for income taxes	(48,570)	(35,633)	(37,332)
Net income	$103,211	$65,791	$63,143

Other comprehensive income (loss) related to available-for-sale securities, net of tax	6,356	5,260	(1,120)
Comprehensive income	$109,567	$71,051	$62,023

Earnings per share:
Basic	$2.01	$1.28	$1.23
Diluted	$2.00	$1.28	$1.23

Weighted average common shares outstanding
Basic	51,286,942	51,202,616	51,046,318
Diluted	51,447,147	51,415,580	51,258,444

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Stockholders' Equity

(Dollars in thousands, except share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Balance at December 31, 2013	48,788,887	$488	$908,090	$293,096	$11,575	$1,213,249
Net Income	-	-	-	63,143	-	63,143
Other comprehensive loss, net of tax	-	-	-	-	(1,120)	(1,120)
Total comprehensive income						62,023
Shares issued upon exercise of stock options and awards of restricted stock	57,021	-	374	-	-	374
Cash dividends declared	-	-	-	(48,820)	-	(48,820)
Stock-based compensation expense	-	-	5,979	-	-	5,979
Forfeiture of restricted stock	(14,269)	-	-	-	-	-
Net income tax deficiency from share-based compensation	-	-	(4,469)	-	-	(4,469)
Balance at December 31, 2014	48,831,639	488	909,974	307,419	10,455	1,228,336
Net Income	-	-	-	65,791	-	65,791
Other comprehensive income, net of tax	-	-	-	-	5,260	5,260
Total comprehensive income						71,051
Shares issued upon exercise of stock options and awards of restricted stock	66,721	1	665	-	-	666
Cash dividends declared	-	-	-	(48,868)	-	(48,868)
Stock-based compensation expense	-	-	10,066	-	-	10,066
Forfeiture of restricted stock	(9,936)	-	-	-	-	-
Net income tax deficiency from share-based compensation	-	-	(4,959)	-	-	(4,959)
Balance at December 31, 2015	48,888,424	489	915,746	324,342	15,715	1,256,292
Net Income	-	-	-	103,211	-	103,211
Other comprehensive income, net of tax	-	-	-	-	6,356	6,356
Total comprehensive income						109,567
Shares issued upon exercise of stock options and awards of restricted stock	147,455	1	(1)	-	-	-
Cash dividends declared	-	-	-	(49,021)	-	(49,021)
Stock dividend declared	2,449,211	25	64,488	(64,580)		(67)
Stock-based compensation expense	-	-	7,477	-	-	7,477
Net income tax deficiency from share-based compensation	-	-	(4,178)	-	-	(4,178)
Balance at December 31, 2016	51,485,090	$515	$983,532	$313,952	$22,071	$1,320,070

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Operating Activities:
Net income	$103,211	$65,791	$63,143
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Losses on early extinguishments of debt	-	-	18,153
Stock-based compensation expense	7,477	10,066	5,978
Depreciation and amortization	5,132	4,069	3,928
Inventory impairments	10,173	9,993	1,760
Other-than-temporary impairment of marketable securities	1,443	3,969	4,293
Net realized loss (gain) on sale of marketable securities	(1,074)	911	(7,310)
Amortization of discount / premiums on marketable debt securities	-	100	566
Deferred income tax expense	16,145	33,333	34,226
Excess tax benefits from stock-based compensation	-	-	(26)
Net changes in assets and liabilities:
Restricted cash	(28)	(934)	(621)
Trade and other receivables	(20,424)	5,247	(6,638)
Mortgage loans held-for-sale	(23,104)	(27,278)	4,186
Housing completed or under construction	(128,525)	(15,551)	(96,936)
Land and land under development	124,622	(89,388)	(160,463)
Prepaid expenses and other assets	(1,036)	(7,648)	(11,873)
Accounts payable and accrued liabilities	21,905	7,535	(16,013)
Net cash provided by (used in) operating activities	115,917	215	(163,647)

Investing Activities:
Purchases of marketable securities	(48,050)	(53,822)	(428,709)
Maturities of marketable securities	-	1,510	167,339
Sales of marketable securities	61,736	101,165	687,692
Purchases of property and equipment	(4,468)	(1,491)	(3,242)
Net cash provided by investing activities	9,218	47,362	423,080

Financing Activities:
Advances (payments) on mortgage repurchase facility, net	25,874	27,789	(2,252)
Proceeds from issuance of senior notes	-	-	248,375
Repayment of senior notes	-	-	(517,650)
Advances on revolving credit facility, net	-	-	15,000
Dividend payments	(49,088)	(48,868)	(48,820)
Excess tax benefits from stock-based compensation	-	-	26
Proceeds from exercise of stock options	-	665	375
Net cash used in financing activities	(23,214)	(20,414)	(304,946)

Net increase (decrease) in cash and cash equivalents	101,921	27,163	(45,513)
Cash and cash equivalents:
Beginning of year	180,988	153,825	199,338
End of year	$282,909	$180,988	$153,825

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

Marketable Securities. All of our marketable securities were treated as available-for-sale investments as of December 31, 2016 and 2015. As such, we have recorded all of our marketable securities at fair value with changes in fair value initially being recorded as a component of accumulated other comprehensive income (“AOCI”). However, in accordance with Accounting Standards Codification (“ASC”) Topic 320, Investments (“ASC 320”), if the unrealized loss is determined to be other-than-temporary, an other-than-temporary impairment (“OTTI”) is recorded in the consolidated statements of operations and comprehensive income. When a security is sold, we use the first-in first-out method to determine the cost of the security sold or the amount reclassified out of AOCI.

Restricted Cash.  We receive cash earnest money deposits from our customers who enter into home sale contracts. In certain states we are restricted from using such deposits for general purposes, unless we take measures to release state imposed restrictions on such deposits received from homebuyers, which may include posting blanket surety bonds. We had $3.8 million and $3.8 million in restricted cash related to homebuyer deposits at December 31, 2016 and 2015, respectively.

Trade and Other Receivables.  Trade and other receivables primarily includes home sale receivables, which reflects cash to be received from title companies or outside brokers associated with closed homes. Generally, we will receive cash from title companies and outside brokers within a few days of the home being closed.

Mortgage Loans Held-for-Sale, net.  Mortgage loans held-for-sale are recorded at fair value based on quoted market prices and estimated market prices received from a third-party. Using fair value allows an offset of the changes in fair values of the mortgage loans and the derivative instruments used to hedge them without the burden of complying with the requirements for hedge accounting.

Inventories. Our inventories are primarily associated with communities where we intend to construct and sell homes, including models and unsold homes. Costs capitalized to land and land under development primarily include: (1) land costs; (2) land development costs; (3) entitlement costs; (4) capitalized interest; (5) engineering fees; and (6) title insurance, real property taxes and closing costs directly related to the purchase of the land parcel. Components of housing completed or under construction primarily include: (1) land costs transferred from land and land under development; (2) direct construction costs associated with a house; (3) real property taxes, engineering fees, permits and other fees; (4) capitalized interest; and (5) indirect construction costs, which include field construction management salaries and benefits, utilities and other construction related costs. Land costs are transferred from land and land under development to housing completed or under construction at the point in time that construction of a home on an owned lot begins.

In accordance with ASC Topic 360, Property, Plant, and Equipment (“ASC 360”), homebuilding inventories, excluding those classified as held for sale, are carried at cost unless events and circumstances indicate that the carrying value of the underlying subdivision may not be recoverable. We evaluate inventories for impairment at each quarter end on a subdivision level basis as each such subdivision represents the lowest level of identifiable cash flows. In making this determination, we review, among other things, the following for each subdivision:

•

actual and trending “Operating Margin” (which is defined as home sale revenues less home cost of sales and all incremental costs associated directly with the subdivision, including sales commissions and marketing costs);

•	estimated future undiscounted cash flows and Operating Margin;
•	forecasted Operating Margin for homes in backlog;
•	actual and trending net home orders;
•	homes available for sale;
•	market information for each sub-market, including competition levels, home foreclosure levels, the size and style of homes currently being offered for sale and lot size; and
•	known or probable events indicating that the carrying value may not be recoverable.

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

Property and Equipment, net.   Property and equipment is carried at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets, which range from 2 to 29 years. Depreciation and amortization expense for property and equipment of our homebuilding operations was $4.6 million, $3.9 million and $3.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The following table sets forth the cost and carrying value of our homebuilding property and equipment by major asset category.

		Accumulated
		Depreciation and	Carrying
	Cost	Amortization	Value
	(Dollars in thousands)
December 31, 2016:
Airplane	$29,497	$8,250	$21,247
Computer software and equipment	23,909	20,329	3,580
Leasehold improvements	11,530	9,370	2,160
Other	2,410	1,356	1,054
Total	$67,346	$39,305	$28,041

December 31, 2015:
Airplane	$28,997	$7,701	$21,296
Computer software and equipment	21,393	16,599	4,794
Leasehold improvements	10,207	8,317	1,890
Other	2,199	1,953	246
Total	$62,796	$34,570	$28,226

Deferred Tax Assets, net.   Deferred income taxes reflect the net tax effects of temporary differences between (1) the carrying amounts of the assets and liabilities for financial reporting purposes and (2) the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using current enacted tax rates in effect in the years in which those temporary differences are expected to reverse. A valuation allowance is recorded against a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not (a likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized.

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

Variable Interest Entities.  In accordance with ASC Topic 810, Consolidation (“ASC 810”), we analyze our land option contracts and other contractual arrangements to determine whether the corresponding land sellers are variable interest entities (“VIEs”) and, if so, whether we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact VIE’s economic performance, including, but not limited to, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. We also consider whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. We have concluded that, as of December 31, 2016, we were not the primary beneficiary of any VIEs from which we are purchasing land under land option contracts.

Related Party Assets. Our related party assets are debt security bonds acquired from a quasi-municipal corporation in the state of Colorado. See Note 14 to the Consolidated Financial Statements.

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

If a qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will proceed to the second step where we calculate the fair value of a reporting unit based on discounted future probability-weighted cash flows. If this step indicates that the carrying value of a reporting unit is in excess of its fair value, we will proceed to the third step where the fair value of the reporting unit will be allocated to assets and liabilities as they would in a business combination. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value calculated in the third step.

Based on our analysis, we have concluded as of December 31, 2016, our goodwill was not impaired.

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

Reserves for Construction Defect Claims. The establishment of reserves for estimated losses to be incurred by our homebuilding subsidiaries associated with (1) the self-insured retention (“SIR”) portion of construction defect claims that are expected to be covered under insurance policies with Allegiant and (2) the entire cost of any construction defect claims that are not expected to be covered by insurance policies with Allegiant are based on actuarial studies that include known facts similar to those established for our insurance reserves. It is possible that changes in the payment experience used in estimating our ultimate losses for construction defect claims could have a material impact on our reserves.

Litigation Reserves. We and certain of our subsidiaries have been named as defendants in various cases. We reserve for estimated exposure with respect to these cases based upon currently available information on each case. See Note 16 to the Consolidated Financial Statements.

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

At December 31, 2016 and 2015, we had interest rate lock commitments with aggregate principal balances of approximately $110.9 million and $98.4 million, respectively, at average interest rates of 4.11% and 3.82%, respectively. In addition, we had $42.6 million and $23.1 million of mortgage loans held-for-sale at December 31, 2016 and 2015, respectively, that had not yet been committed to a mortgage purchaser. In order to hedge the changes in fair value of our interest rate lock commitments and mortgage loans held-for-sale which had not yet been committed to a mortgage purchaser, we had forward sales of securities totaling $108.0 million and $84.5 million at December 31, 2016 and 2015, respectively.

For the years ended December 31, 2016, 2015 and 2014, we recorded net gains (losses) on our derivatives of $1.5 million, $1.5 million and $(0.8) million, respectively. For further discussion of our policies regarding interest rate lock commitments, see our “Revenue Recognition for HomeAmerican” accounting policy section below.

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

We defer Operating Margin related to the sale of a home if all of the following criteria are present: (1) HomeAmerican originates the mortgage loan; (2) HomeAmerican has not sold the mortgage loan, or loans, as of the end of the pertinent reporting period; and (3) the homebuyer’s down payment does not meet the initial or continuing investment criteria. The deferral is subsequently recognized at the time HomeAmerican sells the homebuyer’s mortgage loan, or loans, to a third-party purchaser. In the event the Operating Margin is a loss, we recognize such loss at the time the home is closed. We did not have any loans in inventory at December 31, 2016, 2015 or 2014 that failed to meet the continuing investment criteria.

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

We measure mortgage loans held-for-sale at fair value with the changes in fair value being reported in earnings at each reporting date. The impact of recording changes in fair value to earnings did not have a material impact on our financial position, results of operations or cash flows during the years ended December 31, 2016, 2015 or 2014. Our net gains on the sale of mortgage loans were $34.0 million, $17.8 million and $15.5 million for the years ended December 31, 2016, 2015 and 2014, respectively, and are included as a component of revenues in the financial services section of the consolidated statements of operations and comprehensive income.

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

When a home is closed, we generally have not yet paid or incurred all costs necessary to complete the construction of the home and certain land development costs. At the time of a home closing, we compare the home construction budgets to actual recorded costs to determine the additional estimated costs remaining to be paid on each closed home. For amounts not incurred or paid as of the time of closing a home, we record an estimated accrual associated with certain home construction and land development costs. Generally, these accruals are established based upon contracted work which has yet to be paid, open work orders not paid at the time of home closing, as well as land completion costs more likely than not to be incurred, and represent estimates believed to be adequate to cover the expected remaining home construction and land development costs. We monitor the adequacy of these accruals on a house-by-house basis and in the aggregate on a subdivision-by-subdivision basis. At December 31, 2016 and 2015, we had $8.7 million and $11.5 million, respectively, of land development and home construction accruals for closed homes. Actual results could differ from such estimates.

Stock-Based Compensation Expense. In accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), stock-based compensation expense for all share-based payment awards is based on the grant date fair value. For stock option awards granted with just service and/or performance conditions, we estimate the fair value using a Black-Scholes option pricing model. For any stock option awards granted that contain a market condition, we estimate the fair value using a Monte Carlo simulation model. We recognize expense for share-based payment awards based on their varying vesting conditions as follows:

●	Awards with service conditions only – Expense recognized on a straight-line basis over the requisite service period of the award.
●

Awards with performance conditions – Expense recognized on a straight-line basis for each performance criteria tranche (if applicable) over the period between the date that it is determined the performance conditions related to each tranche (if applicable) are probable to be met and the date the award vests

●

Awards with market conditions (“Market-Based”) – Expense recognized on a straight-line basis over the requisite service period, which is the lesser of the derived service period or the explicit service period, if one is present. However, if the market condition is satisfied prior to the end of the requisite service period, we will accelerate all remaining expense to be recognized.

Earnings (Loss) Per Common Share. For purposes of calculating earnings (loss) per share (“EPS”), a company that has participating security holders (for example, holders of unvested restricted stock that has nonforfeitable dividend rights) is required to utilize the two-class method for calculating earnings per share unless the treasury stock method results in lower EPS. The two-class method is an allocation of earnings/(loss) between the holders of common stock and a company’s participating security holders. Under the two-class method, earnings/(loss) for the reporting period are allocated between common shareholders and other security holders based on their respective rights to receive distributed earnings (i.e., dividends) and undistributed earnings (i.e., net income/(loss)). Our common shares outstanding are comprised of shareholder owned common stock and participating security holders consisting of shareholders of unvested restricted stock. Basic EPS is calculated by dividing income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding, excluding participating shares in accordance with ASC 260. To calculate diluted EPS, basic EPS is further adjusted to include the effect of potential dilutive stock options outstanding.

Recently Issued Accounting Standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which is a comprehensive new revenue recognition model. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for our interim and annual reporting periods beginning January 1, 2018, and is to be adopted using either a full retrospective or modified retrospective transition method. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We do not plan to early adopt the guidance. We expect to adopt the new standard under the modified retrospective approach. Although we are still in the process of evaluating our contracts, we do not believe the adoption of ASU 2014-09 will have a material impact on the amount or timing of our revenues. Although we are still evaluating the accounting for marketing costs under ASC 606, there is a possibility that the adoption of ASU 2014-09 will impact the timing of recognition and classification in our consolidated financial statements of certain marketing costs we incur to obtain sales contracts from our customers. For example, there are various marketing costs that we currently capitalize and amortize with each home delivered in a community. Under the new guidance, these costs may need to be expensed immediately. We are continuing to evaluate the exact impact the update will have on recording revenue and our marketing costs in our consolidated financial statements and related disclosures.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which amends the consolidation requirements in ASC Topic 810, Consolidation, primarily related to limited partnerships and variable interest entities. ASU 2015-02 was effective for our interim and annual reporting periods beginning January 1, 2016 and did not have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which makes a number of changes to the current GAAP model, including changes to the accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Under ASU 2016-01, we will primarily be impacted by the changes to accounting for equity instruments with readily determinable fair values as they will no longer be permitted to be classified as available-for-sale (changes in fair value reported through other comprehensive income) and instead, all changes in fair value will be reported in earnings. ASU 2016-01 is effective for our interim and annual reporting periods beginning January 1, 2018 and is to be applied using a modified retrospective transition method. Early adoption of the applicable guidance from ASU 2016-01 is not permitted. Given the significant amount of our investments in equity securities, and assuming we still have a similar level of investments when this guidance is adopted, we would expect that the impact to our consolidated statements of operations and comprehensive income from this update could be material. Furthermore, depending on trends in the stock market, we may see increased volatility in our consolidated statements of operations and comprehensive income.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which requires a lessee to recognize a right-of-use asset and a corresponding lease liability for virtually all leases. The liability will be equal to the present value of lease payments while the right-of-use asset will be based on the liability, subject to adjustment, such as for initial direct costs. In addition, ASU 2016-02 expands the disclosure requirements for lessees. Upon adoption, we will be required to record a lease asset and lease liability related to our operating leases. ASU 2016-02 is effective for our interim and annual reporting periods beginning January 1, 2019 and is to be applied using a modified retrospective transition method. Early adoption is permitted. We do not plan to early adopt the guidance and we are currently evaluating the impact the update will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends ASC Topic 718. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. ASU 2016-09 is effective for our interim and annual reporting periods beginning January 1, 2017, and is to be applied using a retrospective transition method. Though permitted, we did not early adopt the guidance. The primary impact from this guidance on our consolidated financial statements will be to our tax provision line item as any excess tax benefits or deficiencies from (1) the exercise or expiration of options or (2) the vesting of stock awards will now be recognized through our income tax provision as opposed to additional paid-in capital (to the extent we had a sufficient pool of windfall tax benefits). As of December 31, 2016, we had options covering 540,000 shares with exercise prices above the MDC closing share price at December 31, 2016 and the ability to exercise those options will expire at some point during 2017. If the exercise price continues to be greater than the share price of MDC throughout 2017, these options will likely expire unexercised and as a result, we could recognize an additional $2.6 million expense in our tax provision for 2017. We are continuing to evaluate additional impacts the update will have on our consolidated financial statements and related disclosures.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force (“ASU 2016-18”), which requires restricted cash to be included with cash and cash equivalents when reconciling the beginning and ending amounts on the statement of cash flows. ASU 2016-18 is effective for our interim and annual reporting periods beginning January 1, 2018, and is to be applied using a retrospective transition method. Earlier adoption is permitted. We do not plan to early adopt the guidance and do not believe the guidance will have a material impact on our financial statements upon adoption.

2.            Supplemental Cash Flow Disclosure

The table below sets forth supplemental disclosures of cash flow information and non-cash investing and financing activities.

	Year Ended December 31,
	2016	2015	2014
Cash paid for:	(Dollars in thousands)
Interest, net of interest capitalized	$717	$286	$1,843
Income taxes	$29,144	$3,023	$2,793

Non-cash investing and financing activities:
Unrealized holding gains (losses) on marketable securities, net of tax	$6,356	$5,260	$(1,120)

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

Corporate is a non-operating segment that develops and implements strategic initiatives and supports our operating divisions by centralizing key administrative functions such as finance, treasury, information technology, insurance, risk management, litigation and human resources. Corporate also provides the necessary administrative functions to support MDC as a publicly traded company. A portion of the expenses incurred by Corporate are allocated to the homebuilding operating segments based on their respective percentages of assets, and to a lesser degree, a portion of Corporate expenses are allocated to the financial services segments. A majority of Corporate’s personnel and resources are primarily dedicated to activities relating to the homebuilding segments, and, therefore, the balance of any unallocated Corporate expenses is included in the homebuilding operations section of our consolidated statements of operations and comprehensive income.

The following table summarizes home and land sale revenues for our homebuilding operations and revenues for our financial services operations.

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Homebuilding
West	$1,128,513	$915,259	$770,051
Mountain	756,997	609,002	534,244
East	377,343	335,965	346,336
Total home and land sale revenues	$2,262,853	$1,860,226	$1,650,631

Financial Services
Mortgage operations	$41,585	$30,276	$25,887
Other	22,406	18,534	18,066
Total financial services revenues	$63,991	$48,810	$43,953

Total revenues	$2,326,844	$1,909,036	$1,694,584

The following table summarizes pretax income (loss) for our homebuilding and financial services operations.

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Homebuilding
West	$73,594	$64,627	$63,071
Mountain	73,104	52,707	39,343
East	4,949	(6,033)	10,730
Corporate	(36,269)	(40,860)	(37,340)
Total homebuilding pretax income	$115,378	$70,441	$75,804

Financial Services
Mortgage operations	$23,845	$17,230	$14,034
Other	12,558	13,753	10,637
Total financial services pretax income	$36,403	$30,983	$24,671

Total pretax income	$151,781	$101,424	$100,475

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

	December 31,
	2016	2015
	(Dollars in thousands)
Homebuilding assets
West	$1,035,033	$991,393
Mountain	571,139	536,831
East	256,816	324,457
Corporate	454,507	393,712
Total homebuilding assets	$2,317,495	$2,246,393

Financial services assets
Mortgage operations	$153,182	$123,176
Other	57,912	46,330
Total financial services assets	$211,094	$169,506

Total assets	$2,528,589	$2,415,899

4.             Earnings Per Share

On November 21, 2016, MDC’s board of directors declared a 5% stock dividend that was distributed on December 20, 2016 to shareholders of record on December 6, 2016. In accordance with ASC 260, basic and diluted earnings per share amounts, weighted-average shares outstanding, and dividends declared per share have been restated for all periods presented to reflect the effect of this stock dividend. The following table shows our basic and diluted EPS calculations:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands, except per share amounts)
Numerator
Net income	$103,211	$65,791	$63,143
Less: distributed earnings allocated to participating securities	(163)	(98)	(196)
Less: undistributed earnings allocated to participating securities	(179)	(37)	(60)
Net income attributable to common stockholders (numerator for basic earnings per share)	102,869	65,656	62,887
Add back: undistributed earnings allocated to participating securities	179	37	60
Less: undistributed earnings reallocated to participating securities	(179)	(37)	(60)
Numerator for diluted earnings per share under two class method	$102,869	$65,656	$62,887

Denominator
Weighted-average common shares outstanding	51,286,942	51,202,616	51,046,318
Add: dilutive effect of stock options	160,205	212,964	212,126
Denominator for diluted earnings per share under two class method	51,447,147	51,415,580	51,258,444

Basic Earnings Per Common Share	$2.01	$1.28	$1.23
Diluted Earnings Per Common Share	$2.00	$1.28	$1.23

Diluted EPS for the years ended December 31, 2016, 2015 and 2014 excluded options to purchase approximately 5.6 million, 6.2 million and 4.7 million shares, respectively, of common stock because the effect of their inclusion would be anti-dilutive.

5.             Accumulated Other Comprehensive Income

The following table sets forth our changes in accumulated other comprehensive income:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Unrealized gains (losses) on available-for-sale marketable securities (1) :
Beginning balance	$3,657	$2,775	$7,655
Other comprehensive income (loss) before reclassifications	4,738	322	(3,025)
Amounts reclassified from AOCI (2)	(665)	560	(1,855)
Ending balance	$7,730	$3,657	$2,775

Unrealized gains on available-for-sale metropolitan district bond securities (1) :
Beginning balance	$12,058	$7,680	$3,920
Other comprehensive income before reclassifications	2,283	4,378	3,760
Ending balance	$14,341	$12,058	$7,680

Total ending AOCI	$22,071	$15,715	$10,455

(1)	All amounts net-of-tax.
(2)	See separate table below for details about these reclassifications.

The following table sets forth the activity related to reclassifications out of accumulated other comprehensive income (loss) related to available for sale securities:

	Year Ended December 31,
Affected Line Item in the Statements of Operations	2016	2015	2014
	(Dollars in thousands)
Homebuilding: Interest and other income	$2,049	$2,690	$7,210
Homebuilding: Other-than-temporary impairment of marketable securities	(1,070)	(3,969)	(4,293)
Financial services: Interest and other income	467	368	100
Financial services: Other-than-temporary impairment of marketable securities	(373)	-	-
Income before income taxes	1,073	(911)	3,017
Provision for income taxes	(408)	351	(1,162)
Net income	$665	$(560)	$1,855

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

The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis:

		Fair Value
Financial Instrument	Hierarchy	December 31, 2016	December 31, 2015
		(Dollars in thousands)
Marketable equity securities (available-for-sale)	Level 1	$96,206	$103,694
Mortgage loans held-for-sale, net	Level 2	$138,774	$115,670
Metropolitan district bond securities (related party) (available-for-sale)	Level 3	$30,162	$25,911

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of December 31, 2016 and 2015.

Cash and cash equivalents, restricted cash, trade and other receivables, prepaid and other assets, accounts payable, accrued liabilities and borrowings on our revolving credit facility. Fair value approximates carrying value.

Marketable Securities.  As of December 31, 2016 and 2015, we only held marketable equity securities. However, during 2015, we also held marketable debt securities. Our debt securities consisted primarily of fixed and floating rate interest earning debt securities, which included, among others, United States government and government agency debt and corporate debt. As of December 31, 2016 our equity securities consist of holdings in corporate equities, preferred stock and exchange traded funds. As of December 31, 2015, we also invested in holdings in mutual fund securities (which were primarily invested in debt securities). As of December 31, 2016 and 2015, all of our equity securities were treated as available-for-sale investments and as such, were recorded at fair value with all changes in fair value initially recorded through AOCI, subject to an assessment to determine if an unrealized loss, if applicable, is other-than-temporary.

Each quarter we assess all of our securities in an unrealized loss position for a potential OTTI. For the years ended December 31, 2016, 2015 and 2014, we recorded pretax OTTIs of $1.4 million, $4.0 million and $4.3 million, respectively, for certain equity investments that were in an unrealized loss position as of the end of each respective period. The OTTIs are included in other-than-temporary impairment of marketable securities in the homebuilding or financial services sections of our consolidated statements of operations and comprehensive income.

The following tables set forth the amortized cost and estimated fair value of our available-for-sale marketable securities.

	December 31, 2016
	Amortized Cost	OTTI	Net Amortized Cost	Fair Value
	(Dollars in thousands)
Homebuilding equity securities	$49,295	$(1,070)	$48,225	$59,770
Financial services equity securities	35,885	(373)	35,512	36,436
Total marketable equity securities	$85,180	$(1,443)	$83,737	$96,206

	December 31, 2015
	Amortized Cost	OTTI	Net Amortized Cost	Fair Value
	(Dollars in thousands)
Homebuilding equity securities	$89,738	$(3,969)	$85,769	$92,387
Financial services equity securities	12,026	-	12,026	11,307
Total marketable equity securities	$101,764	$(3,969)	$97,795	$103,694

As of December 31, 2016 and 2015, our marketable equity securities were in net unrealized gain positions totaling $12.5 million and $5.9 million, respectively. Our individual marketable equity securities that were in unrealized loss positions, excluding those that were impaired as part of any OTTI, aggregated to an unrealized loss of $0.5 million and $0.9 million as of December 31, 2016 and 2015, respectively. The table below sets forth the aggregated unrealized losses for individual equity securities that were in unrealized loss positions but did not have OTTIs recognized. We do not believe the decline in the value of these marketable securities as of December 31, 2016 is other-than-temporary.

	December 31, 2016			December 31, 2015
	Number of Securities in Loss Position	Average Loss Position	Aggregate Fair Value of Securities in a Loss Position	Number of Securities in Loss Position	Average Loss Position	Aggregate Fair Value of Securities in a Loss Position
	(Dollars in thousands)
Marketable equity securities	5	$(457)	$6,045	4	$(882)	$6,116

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

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Gross realized gains on sales of available-for-sale securities
Equity securities	$2,669	$1,854	$7,719
Debt securities	-	417	2,432
Total	$2,669	$2,271	$10,151

Gross realized losses on sales of available-for-sale securities
Equity securities	$(1,596)	$(2,949)	$(6,183)
Debt securities	-	(233)	(952)
Total	$(1,596)	$(3,182)	$(7,135)

Net realized gain (loss) on sales of available-for-sale securities	$1,073	$(911)	$3,016

Mortgage Loans Held-for-Sale, Net.  Our mortgage loans held-for-sale, which are measured at fair value on a recurring basis include (1) mortgage loans held-for-sale that are under commitments to sell and (2) mortgage loans held-for-sale that are not under commitments to sell. At December 31, 2016 and December 31, 2015, we had $96.2 million and $92.6 million, respectively, of mortgage loans held-for-sale under commitments to sell. The fair value for those loans was based on quoted market prices for those mortgage loans, which are Level 2 fair value inputs. At December 31, 2016 and 2015, we had $42.6 million and $23.1 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input.

Metropolitan District Bond Securities (Related Party).  The Metropolitan District Bond Securities (the “Metro Bonds”) are included in the homebuilding section of our consolidated balance sheets. Refer to Note 14 for details on how these bonds were acquired. Cash flows received by the Company from these securities reflect principal and interest payments from the Metro District, which are generally received in the fourth quarter, and are supported by an annual levy on the taxable assessed value of real estate and personal property within the Metro District’s boundaries. The stated year of maturity for the Metro Bonds is 2037. However, if the unpaid principal and all accrued interest are not paid off by the year 2037, the Company will continue to receive principal and interest payments in perpetuity until the unpaid principal and accrued interest is paid in full.

In accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”), we adjust the bond principal balance using an interest accretion model that utilizes future cash flows expected to be collected. Furthermore, as this investment is accounted for as an available-for-sale asset, we update its fair value on a quarterly basis, with the adjustment being recorded through AOCI. The fair value is based upon a discounted future cash flow model, which uses Level 3 inputs. The primary unobservable inputs used in our discounted cash flow model are (1) the forecasted number of homes to be closed, as they drive increases to the tax paying base for the Metro District, (2) the forecasted assessed value of those closed homes and (3) the discount rate. Cash receipts, which are scheduled to be received in the fourth quarter, reduce the carrying value of the Metro Bonds. The increases in the value of the Metro Bonds during the past two years are primarily based on a larger percentage of future cash flows coming from homes that have closed, which utilize a lower discount rate as those cash flows have a reduced amount of risk. The table below provides quantitative data, as of December 31, 2016, regarding each unobservable input and the sensitivity of fair value to potential changes in those unobservable inputs.

	Quantitative Data				Sensitivity Analysis
Unobservable Input	Range			Weighted Average	Movement in Fair Value from Increase in Input	Movement in Fair Value from Decrease in Input
Number of homes closed per year	0	to	159	107	Increase	Decrease
Average sales price	$445,000	to	$870,000	$548,000	Increase	Decrease
Discount rates	5%	to	12%	8.2%	Decrease	Increase

The table set forth below summarizes the activity for our Metro Bonds.

	Year Ended December 31,
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$25,911	$18,203
Increase in fair value (recorded in other comprehensive income)	3,683	6,961
Change due to accretion of principal	1,747	1,427
Cash receipts	(1,179)	(680)
Balance at end of period	$30,162	$25,911

Mortgage Repurchase Facility. The debt associated with our Mortgage Repurchase Facility (see Note 15 for further discussion) is at floating rates that approximate current market rates and have relatively short-term maturities, generally within 30 days. The fair value approximates carrying value and is based on Level 2 inputs.

Senior Notes. The estimated values of the senior notes in the following table are based on Level 2 inputs, which primarily reflect estimated prices for our senior notes which were provided by multiple sources.

	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
$250 Million 5⅝% Senior Notes due February 2020, net	$246,915	$265,611	$246,032	$257,813
$250 Million 5½% Senior Notes due January 2024, net	248,391	258,800	248,209	252,188
$350 Million 6% Senior Notes due January 2043, net	346,340	297,087	346,283	276,938
Total	$841,646	$821,498	$840,524	$786,939

7.            Inventories

The table below sets forth, by reportable segment, information relating to our homebuilding inventories. Included in land and land under development at December 31, 2015 was $1.7 million of land held for sale. We did not have any land held for sale at December 31, 2016.

	December 31,	December 31,
	2016	2015
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$470,503	$365,867
Mountain	277,922	253,578
East	125,774	127,591
Subtotal	874,199	747,036
Land and Land Under Development:
West	499,186	580,682
Mountain	271,252	259,484
East	114,177	176,760
Subtotal	884,615	1,016,926
Total Inventories	$1,758,814	$1,763,962

Inventory impairments recognized by segment for the years ended December 31, 2016, 2015 and 2014 are shown in the table below.

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$364	$-	$-
Mountain	574	250	234
East	1,390	1,378	1,000
Subtotal	2,328	1,628	1,234
Land and Land Under Development:
West	1,036	648	-
Mountain	589	569	526
East	6,220	7,148	-
Subtotal	7,845	8,365	526
Total Inventories	$10,173	$9,993	$1,760

During the year ended December 31, 2016, we recorded $10.2 million of inventory impairments, of which $7.6 million related to five projects in our East segment, $1.4 million related to one project in our West segment and $1.2 million related to one project in our Mountain segment.

During the year ended December 31, 2015, we recorded $10.0 million of inventory impairments, of which $1.2 million was related to impairments on our land held for sale in two communities, one in our West segment and one in our Mountain segment, each of which the Company was actively marketing and planning on selling in the next 12 months. The remaining $8.8 million in impairments related to nine projects with the majority coming from our East segment; four in Maryland totaling $3.3 million and three in Virginia totaling $5.2 million.

During the year ended December 31, 2014, we recorded $1.8 million of inventory impairments related to four projects, three of which were in our Maryland division totaling $1 million.

The table below provides quantitative data, for the periods presented, used in determining the fair value of the impaired inventory, excluding impairments related to land held for sale.

	Impairment Data				Quantitative Data
Three Months Ended	Total Subdivisions Tested	Inventory Impairments	Fair Value of Inventory After Impairments	Number of Subdivisions Impaired	Discount Rate
	(Dollars in thousands)
March 31, 2016	14	$-	$-	-		N/A
June 30, 2016	17	1,600	6,415	2	12%	to	15%
September 30, 2016	25	4,700	12,295	2	15%	to	18%
December 31, 2016	40	3,873	23,657	3	12%	to	15%
Total		$10,173	$42,367	7

March 31, 2015	22	$350	$3,701	1		9%
June 30, 2015	22	-	-	-		N/A
September 30, 2015	18	3,225	14,836	5	12%	to	15%
December 31, 2015	15	5,200	19,925	3	15%	to	20%
Total		$8,775	$38,462	9

March 31, 2014	16	$-	$-	-		N/A
June 30, 2014	16	850	4,285	2	11%	to	14%
September 30, 2014	23	-	-	-		N/A
December 31, 2014	21	910	4,646	2		13%
Total		$1,760	$8,931	4

8.	Capitalization of Interest

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

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Homebuilding interest incurred	$52,681	$53,061	$66,269
Less: Interest capitalized	(52,681)	(53,061)	(65,584)
Homebuilding interest expensed	$-	$-	$685

Interest capitalized, beginning of period	$77,541	$79,231	$74,155
Plus: Interest capitalized during period	52,681	53,061	65,584
Less: Previously capitalized interest included in home and land cost of sales	(62,137)	(54,751)	(60,508)
Interest capitalized, end of period	$68,085	$77,541	$79,231

9.	Homebuilding Prepaid and Other Assets

The following table sets forth the components of homebuilding prepaid and other assets.

	December 31,
	2016	2015
	(Dollars in thousands)
Land option deposits	$8,683	$11,997
Deferred marketing costs	35,313	31,152
Prepaid expenses	4,735	6,500
Goodwill	6,008	6,008
Deferred debt issuance costs on revolving credit facility, net	4,340	5,570
Other	1,384	4,167
Total	$60,463	$65,394

10.	Homebuilding Accrued Liabilities and Financial Services Accounts Payable and Accrued Liabilities

The following table sets forth information relating to homebuilding accrued liabilities.

	December 31,
	2016	2015
	(Dollars in thousands)
Accrued compensation and related expenses	$27,830	$25,492
Accrued interest	23,234	23,234
Warranty accrual	20,678	15,328
Customer and escrow deposits	27,183	20,717
Land development and home construction accruals	8,695	11,465
Other accrued liabilities	36,946	26,650
Total accrued liabilities	$144,566	$122,886

The following table sets forth information relating to financial services accounts payable and accrued liabilities.

	December 31,
	2016	2015
	(Dollars in thousands)
Insurance reserves	$42,204	$45,811
Accounts payable and other accrued liabilities	8,530	6,303
Total accounts payable and accrued liabilities	$50,734	$52,114

11.	Warranty Accrual

The table set forth below summarizes accrual, adjustment and payment activity related to our warranty accrual for the years ended December 31, 2016, 2015 and 2014. During 2016 and 2015, we recorded $7.5 million and $0.2 million, respectively, in adjustments to increase our warranty accrual. The adjustments were primarily due to unexpected warranty related expenditures, which began during the second half of 2015 and continued through most of 2016. During 2014, as a result of favorable warranty payment experience relative to our estimates at the time of home closing, we reduced our warranty accrual by $2.6 million. Additionally, from time to time, we change our warranty accrual rates based on payment trends. Any changes made to those rates did not materially affect our warranty expense or gross margin from home sales for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$15,328	$18,346	$22,238
Expense provisions	8,905	6,303	4,834
Cash payments	(11,017)	(9,510)	(6,126)
Adjustments	7,462	189	(2,600)
Balance at end of period	$20,678	$15,328	$18,346

12.	Insurance and Construction Defect Claim Reserves

The following table summarizes our insurance and defect claim reserves activity for the years ended December 31, 2016, 2015 and 2014. These reserves are included as a component of accrued liabilities in either the financial services or homebuilding sections of the consolidated balance sheets.

	December 31,
	2016	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$47,061	$51,720	$50,887
Expense provisions	7,531	6,452	6,316
Cash payments, net of recoveries	(3,638)	(8,611)	(5,483)
Adjustments	-	(2,500)	-
Balance at end of period	$50,954	$47,061	$51,720

During 2015, we recorded a $2.5 million adjustment to decrease our insurance and construction defect claim reserves. The adjustments primarily resulted from a decrease in the severity of our insurance claim experience relative to prior period estimates. No such adjustments were required for the years ended December 31, 2016 and 2014.

In the ordinary course of business, we make payments from our insurance and construction defect claim reserves to settle litigation claims arising primarily from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the years ended December 31, 2016, 2015, and 2014, are not necessarily indicative of what future cash payments will be for subsequent periods.

13.	Income Taxes

Our provision for (benefit from) income taxes for the years ended December 31, 2016, 2015 and 2014 consisted of the following:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Current tax provision (benefit)
Federal	$32,102	$2,549	$1,631
State	323	(249)	1,475
Total current	32,425	2,300	3,106

Deferred tax provision:
Federal	10,960	30,268	28,630
State	5,185	3,065	5,596
Total deferred	16,145	33,333	34,226
Provision for income taxes	$48,570	$35,633	$37,332

The provision for (benefit from) income taxes differs from the amount that would be computed by applying the statutory federal income tax rate of 35% to income before income taxes as a result of the following:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Tax expense computed at federal statutory rate	$53,123	$35,498	$35,166
State income tax expense, net of federal benefit	4,553	3,043	3,340
Other permanent differences	(647)	(935)	(1,435)
Domestic manufacturing deduction	(5,563)	(39)	-
Expiration of state net operating loss	-	336	3,030
Tax expense (benefit) related to an increase (decrease) in unrecognized tax benefits	75	(479)	559
Charitable contributions statute expiration	-	-	181
Federal energy credits	(3,428)	(1,058)	(1,131)
Rate changes	-	48	866
Change in valuation allowance	253	(549)	(1,665)
Other	204	(232)	(1,579)
Provision for income taxes	$48,570	$35,633	$37,332

Effective tax (benefit) rate	32.0%	35.1%	37.2%

The year-over-year improvement in our effective tax rate from 2015 to 2016 is primarily the result of (1) a domestic manufacturing deduction, whereas we were not eligible to take this deduction in the prior year due to our utilization of remaining federal net operating loss carryforwards to offset taxable income, and (2) a higher estimated percentage of our homes delivered qualifying for energy credits.

The year-over-year improvement in our effective tax rate from 2014 to 2015 is primarily the result of (1) the reversal of a previously established uncertain tax position and (2) a year-over-year decrease in the write-offs of certain unused state net operating losses.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax asset are as follows:

	December 31,
	2016	2015
	(Dollars in thousands)
Deferred tax assets:
State net operating loss carryforwards	$26,015	$31,292
Alternative minimum tax and other tax credit carryforwards	12,325	31,993
Stock-based compensation expense	18,228	20,068
Warranty, litigation and other reserves	14,155	9,470
Receivables from related party	7,626	8,342
Accrued compensation	7,330	7,241
Asset impairment charges	6,456	5,049
Inventory, additional costs capitalized for tax purposes	6,498	5,894
Other, net	2,993	2,429
Total deferred tax assets	101,626	121,778
Valuation allowance	(13,803)	(12,868)
Total deferred tax assets, net of valuation allowance	87,823	108,910

Deferred tax liabilities:
Property, equipment and other assets	4,276	4,739
Deferred revenue	1,400	2,312
Unrealized gain on marketable securities	4,676	671
Other, net	2,583	2,081
Total deferred tax liabilities	12,935	9,803
Net deferred tax asset	$74,888	$99,107

At December 31, 2016, all federal net operating loss carryforwards had been used. Additionally, we had $26.0 million in tax-effected state net operating loss carryforwards. The operating loss carryforwards, if unused, will begin to expire in 2019.

At December 31, 2016 we had a valuation allowance of $13.8 million, an increase of $0.9 million from the prior year. $6.1 million of the total valuation allowance is related to various state net operating loss carryforwards where realization is more uncertain at this time due to the more limited carryforward periods that exist in certain states. The remaining $7.7 million is related to the amount by which the carrying value of our Metro Bonds for tax purposes exceeds our carrying value for book purposes that we believe realization is more uncertain at this time.

At December 31, 2016 and 2015, our total liability for uncertain tax positions was $0.4 million and $0.4 million, respectively, which has been offset against our state net operating loss carryforward deferred tax asset. The following table summarizes activity for the gross unrecognized tax benefit component of our total liability for uncertain tax positions for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Gross unrecognized tax benefits at beginning of year	$488	$905	$371
Increases related to prior year tax positions	156	139	633
Decreases related to prior year tax positions	-	(475)	(85)
Lapse of applicable statute of limitations	(67)	(81)	(14)
Gross unrecognized tax benefits at end of year	$577	$488	$905

Our liability for gross unrecognized tax benefits was $0.6 million and $0.5 million at December 31, 2016 and 2015, respectively, all of which, if recognized, would reduce our effective tax rate.

The net expense for interest and penalties reflected in the consolidated statements of operations and comprehensive income for the years ended December 31, 2016, 2015 and 2014 was $0.3 million, $0 and $0.2 million, respectively. The corresponding liabilities in the consolidated balance sheets were $0 and $0 at December 31, 2016 and 2015, respectively.

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

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal income tax examination for calendar tax years ending 2013 through 2016. Additionally, we are subject to various state income tax examinations for the 2012 through 2017 calendar tax years.

14.	Related Party Transactions

On January 30, 2017, the Company entered into a sublease agreement with CVentures, Inc. Larry A. Mizel, the Chief Executive Officer of the Company, is the President of CVentures, Inc. The sublease is for space CVentures, Inc. has continuously leased from the Company as disclosed in the Form 8-K filed July 27, 2005 and the Form 8-K filed March 28, 2006. The sublease term commenced November 1, 2016 and will continue through October 31, 2021, with an option to extend to October 31, 2026. The sublease agreement is for approximately 5,437 rentable square feet at a base rent that increases over the initial term from $26.50 to $28.68 per rentable square foot per year, and increasing over the extension term from $29.26 to $31.67 per rentable square foot per year. The sublease rent is an allocation of the rent under the master lease agreement based on the sublease square footage.

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

During the years ended December 31, 2016, 2015 and 2014, we received payments from the Metro District in the amount of $1.2 million, $0.7 million and $2.0 million, respectively, and recorded $1.7 million, $1.4 million and $1.4 million, respectively, in interest income. The interest income amounts are included in interest and other income in the homebuilding section of our consolidated statements of operations and comprehensive income.

We contributed $1.0 million in cash to the MDC/Richmond American Homes Foundation (the “Foundation”) for each of the years ended December 31, 2016, 2015, and 2014. The Foundation is a Delaware non-profit corporation that was incorporated on September 30, 1999.

The Foundation is a non-profit organization operated exclusively for charitable, educational and other purposes beneficial to social welfare within the meaning of Section 501(c)(3) of the Internal Revenue Code. The following Directors and/or officers of the Company served as directors of the Foundation at December 31, 2016, all of whom serve without compensation:

Name	MDC Title
Larry A. Mizel	Chairman and Chief Executive Officer
David D. Mandarich	President

Three other individuals, who are independent of the Company, also serve as directors of the Foundation. All directors of the Foundation serve without compensation.

15.	Lines of Credit and Total Debt Obligations

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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of December 31, 2016.

We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At December 31, 2016 and 2015, there were $23.0 million and $22.5 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. We had $15.0 million outstanding under the Revolving Credit Facility as of December 31, 2016 and 2015. As of December 31, 2016, availability under the Revolving Credit Facility was approximately $512.0 million.

Mortgage Repurchase Facility. HomeAmerican entered into an Amended and Restated Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”), effective September 16, 2016. The Mortgage Repurchase Facility amends and restates the prior Master Repurchase Agreement with USBNA dated as of November 12, 2008, as amended, which contained similar terms. The Mortgage Repurchase Facility increases the facility amount from $50 million to $75 million, extends the expiration date to September 15, 2017, adjusts the facility’s sublimits, expands the types of eligible loans, and reduces the facility fee. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased on December 27, 2016 from $75 million to $125 million and was effective through January 25, 2017. The Mortgage Repurchase Facility also had a temporary increase in the maximum aggregate commitment from $50 million to $90 million from December 23, 2015 through January 31, 2016. At December 31, 2016 and December 31, 2015, HomeAmerican had $114.5 million and $88.6 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is LIBOR-based. The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of December 31, 2016.

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

Our debt obligations at December 31, 2016 and 2015, net of any unamortized debt issuance costs or discount, were as follows:

	December 31,
	2016	2015
	(Dollars in thousands)
$250 Million 5⅝% Senior Notes due February 2020, net	$246,915	$246,032
$250 Million 5½% Senior Notes due January 2024, net	248,391	248,209
$350 Million 6% Senior Notes due January 2043, net	346,340	346,283
Total	$841,646	$840,524

16.	Commitments and Contingencies

Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At December 31, 2016, we had outstanding surety bonds and letters of credit totaling $178.8 million and $52.6 million, respectively, including $29.6 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $48.7 million and $18.2 million, respectively. All letters of credit as of December 31, 2016, excluding those issued by HomeAmerican, were issued under our unsecured Revolving Credit Facility (see Note 15 for further discussion of the Revolving Credit Facility). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

We have made no material guarantees with respect to third-party obligations.

Litigation Reserves. Because of the nature of the homebuilding business, we have been named as defendants in various claims, complaints and other legal actions arising in the ordinary course of business, including product liability claims and claims associated with the sale and financing of homes. In the opinion of management, the outcome of these ordinary course matters will not have a material adverse effect upon our financial condition, results of operations or cash flows. At December 31, 2016 and 2015, respectively, we had $1.9 million and $3.6 million of legal accruals.

Operating Leases.  We have non-cancelable operating leases primarily associated with our office facilities. Rent expense under cancelable and non-cancelable operating leases totaled $5.4 million, $5.0 million and $4.9 million in 2016, 2015 and 2014, respectively, and is included in either selling, general and administrative expenses in the homebuilding section or expenses in the financial services section of our consolidated statements of operations and comprehensive income. The table below shows the future minimum payments under non-cancelable operating leases at December 31, 2016.

Year Ended
December 31,
(Dollars in thousands)
2017	$6,008
2018	5,293
2019	4,923
2020	4,735
2021	4,567
Thereafter	21,566
Total	$47,092

17. Concentration of Third-Party Mortgage Purchasers

The following table sets forth the percent of mortgage loans sold by HomeAmerican to its primary third party purchasers during 2016, 2015 and 2014. No other third parties purchased greater than 10 percent of our mortgage loans during 2016, 2015 or 2014.

	Year Ended December 31,
	2016	2015	2014
Wells Fargo Funding, Inc.	26%	10%	37%
PennyMac Loan Services, LLC	15%	14%	23%
Fannie Mae	10%	7%	10%
JP Morgan Chase Bank, N.A.	8%	32%	20%

18. Stockholders' Equity

Stock Dividends. On November 21, 2016 MDC’s board of directors declared a 5% stock dividend that was distributed on December 20, 2016 to shareholders of record on December 6, 2016.

Common Stock Repurchase Program. At December 31, 2016, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the years ended December 31, 2016, 2015 or 2014. We did not hold any treasury stock at December 31, 2016.

19. Equity Incentive and Employee Benefit Plans

A summary of our equity incentive plans follows. All share amounts have been adjusted for the stock dividend during distributed during 2016, as applicable.

Employee Equity Incentive Plans. Effective March 2001, we adopted the M.D.C. Holdings, Inc. 2001 Equity Incentive Plan (the “2001 Equity Incentive Plan”). Non-qualified option awards previously granted generally vested over periods of up to seven years and expire ten years after the date of grant. Restricted stock awards generally were granted with vesting terms of up to five years. On March 26, 2011, the 2001 Equity Incentive Plan terminated and all stock option grants and restricted stock awards outstanding at the time of the plan termination may continue to be exercised, or become free of restrictions, in accordance with their terms. A total of 1.7 million shares of MDC common stock were reserved for issuance under the 2001 Equity Incentive Plan as of December 31, 2016.

On April 27, 2011, our shareholders approved the M.D.C Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Equity Incentive Plan”), which provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards to employees of the Company. Stock options granted under the 2011 Equity Incentive Plan have an exercise price that is at least equal to the fair market value of our common stock on the date the stock option is granted, generally vest in periods up to five years and expire ten years after the date of grant. At December 31, 2016, a total of 4.1 million shares of MDC common stock were reserved for issuance under the 2011 Equity Incentive Plan, of which 0.2 million shares remained available for grant under this plan as of December 31, 2016.

Director Equity Incentive Plans. Effective March 2001, we adopted the M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors (the “2001 Director Stock Option Plan”). Each option granted under the Director Stock Option Plan vested immediately and expires ten years from the date of grant. The 2001 Director Stock Option Plan terminated on May 21, 2012 and stock options outstanding at the time of plan termination may continue to be exercised in accordance with their terms. A total of 0.4 million shares of MDC common stock were reserved for issuance under the 2001 Director Stock Option Plan as of December 31, 2016.

Effective April 27, 2011, our shareholders approved the M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors (the “2011 Director Stock Option Plan”), which provides for the grant of non-qualified stock options to non-employee directors of the Company. Effective March 29, 2016, our shareholders approved an amendment to the 2011 Director Stock Option Plan to provide the non-employee directors with an alternative to elect to receive an award of restricted stock in lieu of a stock option. Pursuant to the 2011 Director Stock Option Plan as amended, on August 1 of each year, each non-employee director is granted either (1) an option to purchase 25,000 shares of MDC common stock or (2) shares of restricted stock having an expense to the Company that is equivalent to the stock option. Each option granted under the 2011 Director Stock Option Plan vests immediately, becomes exercisable six months after grant, and expires ten years from the date of grant. The option exercise price must be equal to the fair market value (as defined in the plan) of our common stock on the date of grant of the option. Each restricted stock award granted under the 2011 Director Stock Option Plan vests seven months after the grant date. At December 31, 2016, a total of 1.2 million shares of MDC common stock were reserved for issuance under the 2011 Director Stock Option Plan and 0.6 million shares remained available for grant under this plan as of December 31, 2016.

Employee Benefit Plan. We have a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code where each employee may elect to make before-tax contributions up to the current tax limits. We match employee contributions on a discretionary basis and, as of December 31, 2016, we had accrued $1.3 million related to the match that is expected to be contributed in the first quarter of 2017 for 2016 activity. At December 31, 2015, we had accrued $1.0 million related to the match that was contributed during the first quarter of 2016 for 2015 activity. At December 31, 2014, we had accrued $0.9 million related to the match that was contributed during the first quarter of 2015 for 2014 activity.

20.          Stock Based Compensation

All share and per share amounts, as applicable, have been adjusted for the stock dividend distributed in December 2016.

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

The fair values for Service-Based options granted for the years ended December 31, 2016, 2015 and 2014 were estimated using the Black-Scholes option pricing model with the below weighted-average assumptions.

	Year Ended December 31,
	2016	2015	2014
Expected lives of options (in years)	5.0	3.9	4.0
Expected volatility	32.1%	29.6%	43.2%
Risk free interest rate	1.6%	1.2%	1.3%
Dividend yield rate	4.4%	3.5%	3.5%

Based on calculations using the Black-Scholes option pricing model, the weighted-average grant date fair values of stock options granted during 2016, 2015 and 2014 were $4.04, $4.55 and $7.12, respectively. The expected life of options in the table above represents the weighted-average period for which the options are expected to remain outstanding and are derived primarily from historical exercise patterns. The expected volatility is determined based on our review of the implied volatility that is derived from the price of exchange traded options of the Company. The risk-free interest rate assumption is determined based upon observed interest rates appropriate for the expected term of our employee stock options. The dividend yield assumption is based on our history of dividend payouts.

An annual forfeiture rate is estimated at the time of grant for all share-based payment awards which contain service and/or performance conditions. That rate is revised, if necessary, in subsequent periods if the actual forfeiture rate differs from our estimate.

Stock Option Award Activity.  Stock option activity under our option plans, restated as applicable for stock dividends, for the years ended December 31, 2016, 2015 and 2014 were as follows.

	Year Ended December 31,
	2016		2015		2014
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding Stock Option Activity
Outstanding, beginning of year	6,706,123	$30.46	5,054,623	$35.91	5,469,948	$38.03
Granted (1)	42,000	21.68	2,359,500	27.05	268,625	26.96
Exercised	-	-	(31,250)	21.21	(18,000)	20.82
Forfeited	(10,000)	29.80	(121,250)	28.61	(23,750)	25.16
Cancelled	(586,000)	53.26	(555,500)	66.51	(642,200)	62.43
Outstanding, end of year	6,152,123	$28.23	6,706,123	$30.46	5,054,623	$35.91

	Year Ended December 31,
	2016		2015		2014
		Weighted-		Weighted-		Weighted-
	Number of	Average	Number of	Average	Number of	Average
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested Stock Option Activity
Outstanding, beginning of year	2,344,061	$5.63	483,312	$9.20	872,468	$8.09
Granted (1)	42,000	4.04	2,359,500	5.26	268,625	7.17
Vested	(85,095)	8.13	(377,501)	6.76	(634,031)	8.30
Forfeited	(10,000)	6.61	(121,250)	9.33	(23,750)	7.60
Unvested, end of year	2,290,966	$5.50	2,344,061	$5.63	483,312	$9.20

(1)

Total options granted in 2015 include a total of 2,100,000 Market-Based options granted to our CEO and COO. See further discussion regarding these grants in the “Market-Based Stock Option Awards” section below.

The total intrinsic value of options (difference between price per share as of the exercise date and the exercise price, times the number of options outstanding) exercised during the years ended December 31, 2015 and 2014 was $0.2 million and $0.1 million, respectively. No options were exercised during the year ended December 31, 2016.

The following table provides data for our stock options that are vested or expected to vest as of December 31, 2016.

Exercisable or expected to vest
Number outstanding	6,098,279
Weighted-average exercise price	$28.25
Aggregate intrinsic value (in thousands)	$3,149
Weighted-average remaining contractual term (years)	5.59

Exercisable
Number outstanding	3,861,157
Weighted-average exercise price	$28.96
Aggregate intrinsic value (in thousands)	$2,970
Weighted-average remaining contractual term (years)	4.01

The aggregate intrinsic values in the tables above represent the total pretax intrinsic values (the difference between the closing price of MDC’s common stock on the last trading day of fiscal 2016 and the exercise price, multiplied by the number of in-the-money stock option shares) that would have been received by the option holders had all in-the-money outstanding stock options been exercised on December 31, 2016.

The following table summarizes information associated with outstanding and exercisable stock options at December 31, 2016.

			Options Outstanding			Options Exercisable
				Weighted-			Weighted-
				Average			Average
				Remaining	Weighted-		Remaining	Weighted-
				Contractual	Average		Contractual	Average
			Number	Life (in	Exercise	Number	Life (in	Exercise
Range of Exercise Price			Outstanding	years)	Price	Outstanding	years)	Price
$ 15.01	-	$ 20.00	42,000	5.07	$19.95	42,000	5.07	$19.95
$ 20.01	-	$ 25.00	1,215,375	5.44	23.21	1,119,346	5.21	23.25
$ 25.01	-	$ 30.00	3,424,748	7.08	27.47	1,249,937	4.88	28.16
$ 30.01	-	$ 35.00	863,625	3.14	31.82	862,312	3.14	31.82
$ 35.01	-	$ 40.00	606,375	1.23	38.02	587,562	1.08	38.04
Total			6,152,123	5.61	$28.23	3,861,157	4.01	$28.96

Total compensation expense relating to stock options was $5.6 million, $8.1 million and $3.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. Our recognized tax benefit from this expense for the years ended December 31, 2016, 2015 and 2014 was $2.1 million, $3.1 million and $1.3 million, respectively.

As of December 31, 2016, $0.7 million of total unrecognized compensation cost related to stock options was expected to be recognized as an expense by the Company in the future over a weighted-average period of approximately 2.0 years.

Our realized tax benefit from stock options exercised for the years ended December 31, 2015 and 2014 was $0.1 million and $0, respectively. No stock options were exercised during the year ended December 31, 2016.

Market-Based Stock Option Awards. On May 18, 2015, the Company’s Compensation Committee granted a non-qualified stock option to each of the Chief Executive Officer and the Chief Operating Officer for 1,050,000 shares of common stock under the Company’s 2011 Equity Incentive Plan. The terms of each option provide that, over a five year period, one third of the option shares will vest as of each of the third, fourth, and fifth anniversary dates of the grant of the option; provided that all unvested option shares will vest immediately in the event the closing price of the Company’s stock, as reported by the New York Stock Exchange, in any 20 out of 30 consecutive trading days closes at a price equal to or greater than 120% of the closing price on the date of grant (the “market-based condition”). The option exercise price is equal to the closing price of the Company’s common stock on the date of grant, which was $27.10 and the expiration date of each option is May 18, 2025. As of December 31, 2016, no shares are exercisable.

In accordance with ASC 718, the market-based awards were assigned a fair value of $5.35 per share (total value of $11.2 million) on the date of grant using a Monte Carlo simulation model and, as calculated under that model, all expense was recorded on a straight-line basis through the end of the 2016 second quarter. The following assumptions were used in the model.

Expected volatility	27.8%
Risk free interest rate	2.2%
Dividend yield rate	3.5%

Restricted and Unrestricted Stock Award Activity. Non-vested restricted stock awards, restated as applicable for stock dividends, at December 31, 2016, 2015 and 2014 and changes during those years were as follows:

	Year Ended December 31,
	2016		2015		2014
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of year	99,442	$29.75	184,201	$32.26	298,991	$32.87
Granted	154,703	$22.06	36,896	26.44	39,381	30.85
Vested	(64,535)	$30.71	(111,719)	32.86	(141,454)	33.08
Forfeited	-	N/A	(9,936)	29.11	(12,717)	33.05
Unvested, end of year	189,610	$23.15	99,442	$29.75	184,201	$32.26

Total compensation expense relating to restricted stock awards was $1.9 million, $2.0 million and $2.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. Our recognized tax benefit from this expense for the years ended December 31, 2016, 2015 and 2014 was $0.7 million, $0.8 million and $1.0 million, respectively.

At December 31, 2016, there was $2.5 million of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized as an expense by us in the future over a weighted-average period of approximately 2.9 years. The total intrinsic value of unvested restricted stock awards (the closing price of MDC’s common stock on the last trading day of fiscal 2016 multiplied by the number of unvested awards) at December 31, 2016 was $4.9 million. The total intrinsic value of restricted stock which vested during each of the years ended December 31, 2016, 2015 and 2014 was $1.3 million, $2.9 million and $4.2 million, respectively.

Performance Stock Unit Awards. On July 25, 2016, the Company’s Compensation Committee granted long term performance stock unit awards (“PSUs”) to each of the Chief Executive Officer, the Chief Operating Officer, and the Chief Financial Officer under the Company’s 2011 Equity Incentive Plan. The PSUs will be earned based upon the Company’s performance, over a three year period commencing July 1, 2016 and ending June 30, 2019 (the “Performance Period”), measured by increasing average home sale revenues over the Base Period. The “Base Period” for the awards is July 1, 2015 to June 30, 2016. The awards are conditioned upon the Company achieving a minimum average gross margin from home sales percentage (excluding impairments) of at least fifteen percent (15%) over the Performance Period. Target goals of 105,000 shares for each of the Chief Executive Officer and the Chief Operating Officer and 26,250 shares for the Chief Financial Officer (the “Target Goals”) will be earned if the Company’s three year average home sale revenues during the Performance Period (“Performance Revenues”) exceed the home sale revenues during the Base Period (“Base Revenues”) by at least 10% but less than 20%. If Performance Revenues exceed the Base Revenues by at least 5% but less than 10%, fifty percent of the Target Goals will be earned. If Performance Revenues exceed the Base Revenues by at least 20%, twice the Target Goals will be earned.

In accordance with ASC 718, the PSUs are valued at the fair value on the date of grant. The grant date fair value of these awards was $22.93 per share and the maximum potential expense that could be recognized by the Company if the maximum of the performance targets were met would be approximately $10.8 million. ASC 718 prohibits recognition of expense associated with performance based stock awards until achievement of the performance targets are probable of occurring. As of December 31, 2016, the Company concluded that achievement of the performance targets remains substantially uncertain and the level of probability required to record compensation expense were not met.

21.	Results of Quarterly Operations (Unaudited) (Restated for Stock Dividends)

	Quarter
	First	Second	Third	Fourth
2016	(Dollars in thousands, except per share amounts)
Total revenue	$407,761	$587,334	$595,420	$736,329
Home sales revenue	$394,420	$571,195	$575,722	$715,816
Asset impairments	$-	$(1,600)	$(4,700)	$(3,873)
Gross margin from home sales (including impairments)	16.3%	16.4%	15.5%	16.1%
Homebuilding selling, general and administrative expenses	$56,277	$64,440	$61,904	$67,919
Income before income taxes	$14,273	$40,458	$38,052	$58,998
Net income	$9,563	$26,913	$26,359	$40,376
Earnings per share:
Basic	$0.19	$0.52	$0.51	$0.78
Diluted	$0.19	$0.52	$0.51	$0.78

2015
Total revenue	$388,510	$473,128	$468,487	$578,911
Home sales revenue	$377,009	$461,708	$454,740	$554,432
Asset impairments	$(350)	$-	$(4,351)	$(5,292)
Gross margin from home sales (including impairments)	15.4%	16.6%	16.4%	16.1%
Homebuilding selling, general and administrative expenses	$50,532	$54,781	$57,444	$63,560
Income before income taxes	$13,326	$31,882	$23,658	$32,558
Net income	$8,420	$19,998	$14,778	$22,595
Earnings per share:
Basic	$0.16	$0.39	$0.29	$0.44
Diluted	$0.16	$0.39	$0.29	$0.44

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

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Balance Sheet

	December 31, 2016
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	Dollars in thousands
ASSETS
Homebuilding:
Cash and cash equivalents	$255,679	$3,408	$-	$-	$259,087
Marketable securities	59,770	-	-	-	59,770
Restricted cash	-	3,778	-	-	3,778
Trade and other receivables	5,380	39,247	-	(2,135)	42,492
Inventories:
Housing completed or under construction	-	874,199	-	-	874,199
Land and land under development	-	884,615	-	-	884,615
Total inventories	-	1,758,814	-	-	1,758,814

Intercompany receivables	1,475,291	2,803	5,289	(1,483,383)	-
Investment in subsidiaries	295,214	-	-	(295,214)	-
Property and equipment, net	25,495	2,546	-	-	28,041
Deferred tax assets, net	74,119	-	-	769	74,888
Metropolitan district bond securities (related party)	30,162	-	-	-	30,162
Other assets	5,267	55,196	-	-	60,463
Total Homebuilding Assets	2,226,377	1,865,792	5,289	(1,779,963)	2,317,495

Financial Services:
Cash and cash equivalents	-	-	23,822	-	23,822
Marketable securities	-	-	36,436	-	36,436
Intercompany receivables	-	-	40,042	(40,042)	-
Mortgage loans held-for-sale, net	-	-	138,774	-	138,774
Other assets	-	-	12,831	(769)	12,062
Total Financial Services Assets	-	-	251,905	(40,811)	211,094
Total Assets	$2,226,377	$1,865,792	$257,194	$(1,820,774)	$2,528,589

LIABILITIES AND EQUITY

Homebuilding:
Accounts payable	$-	$42,088	$-	$-	$42,088
Accrued liabilities	1,527	136,615	143	6,281	144,566
Advances and notes payable to parent and subsidiaries	48,134	1,445,276	26,266	(1,519,676)	-
Revolving credit facility	15,000	-	-	-	15,000
Senior notes, net	841,646	-	-	-	841,646
Total Homebuilding Liabilities	906,307	1,623,979	26,409	(1,513,395)	1,043,300

Financial Services:
Accounts payable and accrued liabilities	-	-	59,150	(8,416)	50,734
Advances and notes payable to parent and subsidiaries	-	-	3,749	(3,749)	-
Mortgage repurchase facility	-	-	114,485	-	114,485
Total Financial Services Liabilities	-	-	177,384	(12,165)	165,219
Total Liabilities	906,307	1,623,979	203,793	(1,525,560)	1,208,519

Equity:
Total Stockholders' Equity	1,320,070	241,813	53,401	(295,214)	1,320,070
Total Liabilities and Stockholders' Equity	$2,226,377	$1,865,792	$257,194	$(1,820,774)	$2,528,589

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Balance Sheet

	December 31, 2015
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and cash equivalents	$141,245	$3,097	$-	$-	$144,342
Marketable securities	92,387	-	-	-	92,387
Restricted cash	-	3,750	-	-	3,750
Trade and other receivables	5,304	20,297	-	(2,287)	23,314
Inventories:
Housing completed or under construction	-	747,036	-	-	747,036
Land and land under development	-	1,016,926	-	-	1,016,926
Total inventories	-	1,763,962	-	-	1,763,962

Intercompany receivables	1,509,551	2,850	5,291	(1,517,692)	-
Investment in subsidiaries	267,191	-	-	(267,191)	-
Property and equipment, net	26,073	2,153	-	-	28,226
Deferred tax assets, net	97,083	-	-	2,024	99,107
Metropolitan district bond securities (related party)	25,911	-	-	-	25,911
Other assets, net	5,973	59,421	-	-	65,394
Total Homebuilding Assets	2,170,718	1,855,530	5,291	(1,785,146)	2,246,393

Financial Services:
Cash and cash equivalents	-	-	36,646	-	36,646
Marketable securities	-	-	11,307	-	11,307
Intercompany receivables	-	-	39,234	(39,234)	-
Mortgage loans held-for-sale, net	-	-	115,670	-	115,670
Other assets, net	-	-	7,907	(2,024)	5,883
Total Financial Services Assets	-	-	210,764	(41,258)	169,506
Total Assets	$2,170,718	$1,855,530	$216,055	$(1,826,404)	$2,415,899

LIABILITIES AND EQUITY

Homebuilding:
Accounts payable	$-	$40,472	$-	$-	$40,472
Accrued liabilities	11,527	108,445	(33)	2,947	122,886
Advances and notes payable to parent and subsidiaries	47,375	1,480,589	25,536	(1,553,500)	-
Revolving credit facility	15,000	-	-	-	15,000
Senior notes, net	840,524	-	-	-	840,524
Total Homebuilding Liabilities	914,426	1,629,506	25,503	(1,550,553)	1,018,882

Financial Services:
Accounts payable and accrued liabilities	-	-	57,348	(5,234)	52,114
Advances and notes payable to parent and subsidiaries	-	-	3,426	(3,426)	-
Mortgage repurchase facility	-	-	88,611	-	88,611
Total Financial Services Liabilities	-	-	149,385	(8,660)	140,725
Total Liabilities	914,426	1,629,506	174,888	(1,559,213)	1,159,607

Equity:
Total Stockholders' Equity	1,256,292	226,024	41,167	(267,191)	1,256,292
Total Liabilities and Stockholders' Equity	$2,170,718	$1,855,530	$216,055	$(1,826,404)	$2,415,899

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Statements of Operations and Comprehensive Income

	Year Ended December 31, 2016
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$2,262,853	$-	$-	$2,262,853
Cost of Sales	-	(1,888,957)	(300)	-	(1,889,257)
Inventory impairments	-	(10,173)	-	-	(10,173)
Gross margin	-	363,723	(300)	-	363,423
Selling, general, and administrative expenses	(39,632)	(210,546)	-	(362)	(250,540)
Equity income of subsidiaries	125,431	-	-	(125,431)	-
Interest and other income	5,236	2,188	5	(417)	7,012
Other expense	1	(3,448)	-	-	(3,447)
Other-than-temporary impairment of marketable securities	(1,070)	-	-	-	(1,070)
Homebuilding pretax income (loss)	89,966	151,917	(295)	(126,210)	115,378
Financial Services:
Financial services pretax income	-	-	35,624	779	36,403
Income before income taxes	89,966	151,917	35,329	(125,431)	151,781
Provision for income taxes	13,245	(48,613)	(13,202)	-	(48,570)
Net income	$103,211	$103,304	$22,127	$(125,431)	$103,211
Other comprehensive income related to available-for-sale securities, net of tax	6,356	-	1,084	(1,084)	6,356
Comprehensive income	$109,567	$103,304	$23,211	$(126,515)	$109,567

	Year Ended December 31, 2015
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$1,860,226	$-	$-	$1,860,226
Cost of Sales	-	(1,551,907)	(100)	-	(1,552,007)
Inventory impairments	-	(9,993)	-	-	(9,993)
Gross margin	-	298,326	(100)	-	298,226
Selling, general, and administrative expenses	(40,356)	(185,403)	-	(558)	(226,317)
Equity income of subsidiaries	91,079	-	-	(91,079)	-
Interest and other income	4,635	2,651	8	(585)	6,709
Other expense	(6)	(4,202)	-	-	(4,208)
Other-than-temporary impairment of marketable securities	(3,969)	-	-	-	(3,969)
Homebuilding pretax income (loss)	51,383	111,372	(92)	(92,222)	70,441
Financial Services:
Financial services pretax income	-	-	29,840	1,143	30,983
Income before income taxes	51,383	111,372	29,748	(91,079)	101,424
Provision for income taxes	14,408	(39,128)	(10,913)	-	(35,633)
Net income	$65,791	$72,244	$18,835	$(91,079)	$65,791
Other comprehensive income related to available-for-sale securities, net of tax	5,260	-	(674)	674	5,260
Comprehensive income	$71,051	$72,244	$18,161	$(90,405)	$71,051

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Statement of Operations and Comprehensive Income

	Year Ended December 31, 2014
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$1,650,631	$-	$-	$1,650,631
Cost of Sales	-	(1,368,140)	(40)	-	(1,368,180)
Inventory impairments	-	(1,760)	-	-	(1,760)
Gross margin	-	280,731	(40)	-	280,691
Selling, general, and administrative expenses	(38,290)	(164,287)	-	(676)	(203,253)
Equity income of subsidiaries	86,223	-	-	(86,223)	-
Interest and other income	24,824	1,517	15	(46)	26,310
Interest expense	(685)	-	-	-	(685)
Other expense	(8)	(4,805)	-	-	(4,813)
Losses from early extinguishments of debt	(18,153)	-	-	-	(18,153)
Other-than-temporary impairment of marketable securities	(4,293)	-	-	-	(4,293)
Homebuilding pretax income (loss)	49,618	113,156	(25)	(86,945)	75,804
Financial Services:
Financial services pretax income	-	-	23,949	722	24,671
Income before income taxes	49,618	113,156	23,924	(86,223)	100,475
Provision for income taxes	13,525	(42,044)	(8,813)	-	(37,332)
Net income	$63,143	$71,112	$15,111	$(86,223)	$63,143
Other comprehensive income related to available-for-sale securities, net of tax	(1,120)	-	(22)	22	(1,120)
Comprehensive income	$62,023	$71,112	$15,089	$(86,201)	$62,023

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Statement of Cash Flows

	Year Ended December 31, 2016
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(4,807)	$124,929	$(4,205)	$-	$115,917
Net cash provided by (used in) investing activities	168,329	(1,481)	(23,779)	(133,851)	9,218
Financing activities:
Payments from (advances to) subsidiaries	-	(123,137)	(10,714)	133,851	-
Advances on mortgage repurchase facility, net	-	-	25,874	-	25,874
Proceeds from issuance of senior notes	-	-	-	-	-
Repayment of senior notes	-	-	-	-	-
Advances on revolving credit facility, net	-	-	-	-	-
Dividend payments	(49,088)	-	-	-	(49,088)
Excess tax benefits from stock-based compensation	-	-	-	-	-
Proceeds from exercise of stock options	-	-	-	-	-
Net cash provided by (used in) financing activities	(49,088)	(123,137)	15,160	133,851	(23,214)

Net increase (decrease) in cash and cash equivalents	114,434	311	(12,824)	-	101,921
Cash and cash equivalents:
Beginning of period	141,245	3,097	36,646	-	180,988
End of period	$255,679	$3,408	$23,822	$-	$282,909

	Year Ended December 31, 2015
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$31,030	$(16,109)	$(14,706)	$-	$215
Net cash provided by (used in) investing activities	38,467	(811)	3,260	6,446	47,362
Financing activities:
Payments from (advances to) subsidiaries	-	17,326	(10,880)	(6,446)	-
Advances on mortgage repurchase facility, net	-	-	27,789	-	27,789
Proceeds from issuance of senior notes	-	-	-	-	-
Repayment of senior notes	-	-	-	-	-
Advances on revolving credit facility, net	-	-	-	-	-
Dividend payments	(48,868)	-	-	-	(48,868)
Excess tax benefits from stock-based compensation	-	-	-	-	-
Proceeds from exercise of stock options	665	-	-	-	665
Net cash provided by (used in) financing activities	(48,203)	17,326	16,909	(6,446)	(20,414)

Net increase (decrease) in cash and cash equivalents	21,294	406	5,463	-	27,163
Cash and cash equivalents:
Beginning of period	119,951	2,691	31,183	-	153,825
End of period	$141,245	$3,097	$36,646	$-	$180,988

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Statement of Cash Flows

	Year Ended December 31, 2014
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(62,289)	$(124,317)	$22,959	$-	$(163,647)
Net cash provided by (used in) investing activities	339,754	(1,093)	3,692	80,727	423,080
Financing activities:
Payments from (advances to) subsidiaries	-	124,647	(43,920)	(80,727)	-
Advances on mortgage repurchase facility, net	-	-	(2,252)	-	(2,252)
Proceeds from the issuance of senior notes	248,375	-	-	-	248,375
Repayment of senior notes	(517,650)	-	-	-	(517,650)
Advances on revolving credit facility, net	15,000	-	-	-	15,000
Dividend payments	(48,820)	-	-	-	(48,820)
Excess tax benefit from share-based awards	26	-	-	-	26
Proceeds from the exercise of stock options	375	-	-	-	375
Net cash provided by (used in) financing activities	(302,694)	124,647	(46,172)	(80,727)	(304,946)

Net increase (decrease) in cash and cash equivalents	(25,229)	(763)	(19,521)	-	(45,513)
Cash and cash equivalents:
Beginning of period	145,180	3,454	50,704	-	199,338
End of period	$119,951	$2,691	$31,183	$-	$153,825

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

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, management concluded that our internal control over financial reporting was effective at December 31, 2016.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

M.D.C. Holdings, Inc.

We have audited M.D.C. Holdings, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, M.D.C. Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of M.D.C. Holdings, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016, and our report dated February 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 1, 2017

Item 9B. Other Information.

On January 30, 2017, the Company entered into a sublease agreement with CVentures, Inc. Larry A. Mizel, the Chief Executive Officer of the Company, is the President of CVentures, Inc. The sublease is for space CVentures, Inc. has continuously leased from the Company as disclosed in the Form 8-K filed July 27, 2005 and the Form 8-K filed March 28, 2006. The sublease term commenced November 1, 2016 and will continue through October 31, 2021, with an option to extend to October 31, 2026. The sublease agreement is for approximately 5,437 rentable square feet at a base rent that increases over the initial term from $26.50 to $28.68 per rentable square foot per year, and increasing over the extension term from $29.26 to $31.67 per rentable square foot per year. The sublease rent is an allocation of the rent under the master lease agreement based on the sublease square footage.

PART III

Item 10. Directors. Executive Officers and Corporate Governance.

Information not disclosed below that is required with respect to directors, executive officers, filings under Section 16(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and corporate governance is incorporated herein by reference, when filed, from our proxy statement (the “Proxy Statement”) for the Annual Meeting of Shareholders to be held on or about April 24, 2017, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

We will provide to any shareholders or other person without charge, upon request, a copy of our Corporate Code of Conduct, Corporate Governance Guidelines, code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (collectively “senior financial officers”) and the charters for our Audit Committee, Compensation Committee, Legal Committee and Corporate Governance/Nominating Committee. You may obtain these documents on our website at www.mdcholdings.com, under our Investor Relations section or by contacting our Investor Relations department at 1-866-424-3395. Our intention is to post on our website any amendments to or waivers from our code of ethics applicable to our senior financial officers if such disclosure is required.

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

10.18

Custody Agreement by and between HomeAmerican Mortgage Corporation and U.S. Bank National Association as Agent and Custodian, dated as of November 12, 2008 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed November 17, 2008). *

10.19

M.D.C. Holdings, Inc. 2001 Equity Incentive Plan Effective March 26, 2001 (incorporated by reference to Exhibit B of the Company's Proxy Statement dated March 31, 2001 relating to the 2001 Annual Meeting of Stockholders). *

10.20

First Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 28, 2003 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated March 31, 2003). *

10.21	Second Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 29, 2008 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed May 1, 2008). *

10.22	Third Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 29, 2008 (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed May 1, 2008). *

10.23

Fourth Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K dated December 31, 2008). *

10.24	Form of Non-Qualified Stock Option Certificate (2001 Equity Incentive Plan) (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K dated December 31, 2004). *

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

10.29	M.D.C. Holdings, Inc. 2011 Equity Incentive Plan, effective April 27, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 29, 2011). *

10.30	First Amendment to the M.D.C. Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 19, 2013).*

10.31	Second Amendment to the M.D.C. Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 24, 2015). *

10.32	Form of 2011 Stock Option Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q dated June 30, 2011). *

10.33	Form of 2011 Restricted Stock Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q dated June 30, 2011). *

10.34	Form of 2015 Restricted Stock Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.34 of the Company's Annual Report on Form 10-K dated December 31, 2015). *

10.35	Form of Executive Officer Stock Option Agreement under the 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed March 9, 2012).*

10.36

Form of Executive Officer Stock Option Agreement under the 2011 Equity Incentive Plan (May 18, 2015 grants) (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated June 30, 2015). *

10.37	Form of Performance Share Unit Grant Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated September 30, 2016). *

10.38	M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors effective April 27, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 29, 2011). *

10.39

First Amendment to the M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed March 24, 2015). *

10.40

Second Amendment to the M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 1, 2016). *

10.41	Form of Stock Option Agreement (2011 Stock Option Plan for Non-Employee Directors) (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated June 30, 2011). *

10.42

Form of Restricted Stock Award Agreement (2011 Stock Option Plan for Non-Employee Directors) (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated June 30, 2016). *

10.43

Form of Indemnification Agreement entered into between the Company and members of its Board of Directors (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed October 26, 2006).*

10.44

Form of Indemnification Agreement entered into between the Company and certain of its officers (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed October 26, 2006).*

10.45

M.D.C. Holdings, Inc. 2013 Executive Officer Performance-Based Compensation Plan, approved March 18, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 19, 2013). *

10.46	Employment Agreement, Larry A. Mizel, amended and restated as of August 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 26, 2008). *

10.47	Amendment to Employment Agreement of Larry A. Mizel, dated March 8, 2012 (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed March 9, 2012).*

10.48	Second Amendment to Employment Agreement of Larry A. Mizel, dated October 18, 2013 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed October 18, 2013).*

10.49	Employment Agreement, David D. Mandarich, amended and restated as of August 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 26, 2008). *

10.50	Amendment to Employment Agreement of David D. Mandarich, dated March 8, 2012 (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed March 9, 2012).*

10.51	Second Amendment to Employment Agreement of David D. Mandarich, dated October 18, 2013 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed October 18, 2013).*

10.52

Lease Agreement among MDC, Richmond American Homes of Colorado, Inc. and Larry A. Mizel, August 2, 2007 (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q dated June 30, 2007). *

10.53

Lease Agreement among MDC, Richmond American Homes of Colorado, Inc. and David D. Mandarich, August 2, 2007 (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q dated June 30, 2007). *

10.54

Change in Control and Separation Agreement between the Company and Michael Touff, dated as of July 30, 2008 (incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q filed July 31, 2008). *

10.55

Change in Control Agreement between the Company and Robert N. Martin, dated as of May 23, 2015 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 19, 2015).*

10.56

Form of Change in Control Agreement between the Company and certain employees of M.D.C. Holdings, Inc. (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed March 27, 1998). *

10.57

Independent Contractor Agreement between Mizel Design and Decorating Company and the Company effective as of January 1, 2005 (incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K dated December 31, 2004). *

10.58	Sub-Sublease agreement between MDC and CVentures, Inc., executed July 25, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed July 27, 2005). *

10.59

First Amendment to Sub-Sublease agreement between MDC and CVentures, Inc., executed on March 28, 2006 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 29, 2006). *

10.60	Sublease agreement between MDC and CVentures, Inc., executed January 30, 2017.

12	Ratio of Earnings to Fixed Charges Schedule.

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP.

31.1	Certification of principal executive officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2016, (iii) Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2016, (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2016; and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.

____________________

*Incorporated by reference.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M.D.C. HOLDINGS, INC. (Registrant)

Date: February 1, 2017	By:	/s/ Robert N. Martin
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

Signature	Title	Date

/s/ Larry A. Mizel	Chairman of the Board of Directors	February 1, 2017
Larry A. Mizel	and Chief Executive Officer
(principal executive officer)

/s/ David D. Mandarich	Director, President and Chief	February 1, 2017
David D. Mandarich	Operating Officer

/s/ Robert N. Martin
Robert N. Martin	Senior Vice President, Chief Financial	February 1, 2017
Officer & Principal Accounting Officer (principal financial officer and principal accounting officer)

/s/ Raymond T. Baker	Director	February 1, 2017
Raymond T. Baker

/s/ Michael A. Berman	Director	February 1, 2017
Michael A. Berman

/s/ David E. Blackford	Director	February 1, 2017
David E. Blackford

/s/ Herbert T. Buchwald	Director	February 1, 2017
Herbert T. Buchwald

/s/ Paris G. Reece III	Director	February 1, 2017
Paris G. Reece III

/s/ David Siegel	Director	February 1, 2017
David Siegel

INDEX TO EXHIBITS

Exhibit
Number	Description

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

10.18

Custody Agreement by and between HomeAmerican Mortgage Corporation and U.S. Bank National Association as Agent and Custodian, dated as of November 12, 2008 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed November 17, 2008). *

10.19

M.D.C. Holdings, Inc. 2001 Equity Incentive Plan Effective March 26, 2001 (incorporated by reference to Exhibit B of the Company's Proxy Statement dated March 31, 2001 relating to the 2001 Annual Meeting of Stockholders). *

10.20

First Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 28, 2003 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated March 31, 2003). *

10.21	Second Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 29, 2008 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed May 1, 2008). *

10.22	Third Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 29, 2008 (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed May 1, 2008). *

10.23

Fourth Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K dated December 31, 2008). *

10.24	Form of Non-Qualified Stock Option Certificate (2001 Equity Incentive Plan) (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K dated December 31, 2004). *

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

10.29	M.D.C. Holdings, Inc. 2011 Equity Incentive Plan, effective April 27, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 29, 2011). *

10.30	First Amendment to the M.D.C. Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 19, 2013).*

10.31	Second Amendment to the M.D.C. Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 24, 2015). *

10.32	Form of 2011 Stock Option Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q dated June 30, 2011). *

10.33	Form of 2011 Restricted Stock Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q dated June 30, 2011). *

10.34	Form of 2015 Restricted Stock Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.34 of the Company's Annual Report on Form 10-K dated December 31, 2015). *

10.35	Form of Executive Officer Stock Option Agreement under the 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed March 9, 2012).*

10.36

Form of Executive Officer Stock Option Agreement under the 2011 Equity Incentive Plan (May 18, 2015 grants) (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated June 30, 2015). *

10.37	Form of Performance Share Unit Grant Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated September 30, 2016). *

10.38	M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors effective April 27, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 29, 2011). *

10.39

First Amendment to the M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed March 24, 2015). *

10.40

Second Amendment to the M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 1, 2016). *

10.41	Form of Stock Option Agreement (2011 Stock Option Plan for Non-Employee Directors) (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated June 30, 2011). *

10.42

Form of Restricted Stock Award Agreement (2011 Stock Option Plan for Non-Employee Directors) (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated June 30, 2016). *

10.43

Form of Indemnification Agreement entered into between the Company and members of its Board of Directors (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed October 26, 2006).*

10.44

Form of Indemnification Agreement entered into between the Company and certain of its officers (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed October 26, 2006).*

10.45

M.D.C. Holdings, Inc. 2013 Executive Officer Performance-Based Compensation Plan, approved March 18, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 19, 2013). *

10.46	Employment Agreement, Larry A. Mizel, amended and restated as of August 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 26, 2008). *

10.47	Amendment to Employment Agreement of Larry A. Mizel, dated March 8, 2012 (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed March 9, 2012).*

10.48	Second Amendment to Employment Agreement of Larry A. Mizel, dated October 18, 2013 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed October 18, 2013).*

10.49	Employment Agreement, David D. Mandarich, amended and restated as of August 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 26, 2008). *

10.50	Amendment to Employment Agreement of David D. Mandarich, dated March 8, 2012 (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed March 9, 2012).*

10.51	Second Amendment to Employment Agreement of David D. Mandarich, dated October 18, 2013 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed October 18, 2013).*

10.52

Lease Agreement among MDC, Richmond American Homes of Colorado, Inc. and Larry A. Mizel, August 2, 2007 (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q dated June 30, 2007). *

10.53

Lease Agreement among MDC, Richmond American Homes of Colorado, Inc. and David D. Mandarich, August 2, 2007 (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q dated June 30, 2007). *

10.54

Change in Control and Separation Agreement between the Company and Michael Touff, dated as of July 30, 2008 (incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q filed July 31, 2008). *

10.55

Change in Control Agreement between the Company and Robert N. Martin, dated as of May 23, 2015 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 19, 2015).*

10.56

Form of Change in Control Agreement between the Company and certain employees of M.D.C. Holdings, Inc. (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed March 27, 1998). *

10.57

Independent Contractor Agreement between Mizel Design and Decorating Company and the Company effective as of January 1, 2005 (incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K dated December 31, 2004). *

10.58	Sub-Sublease agreement between MDC and CVentures, Inc., executed July 25, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed July 27, 2005). *

10.59

First Amendment to Sub-Sublease agreement between MDC and CVentures, Inc., executed on March 28, 2006 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 29, 2006). *

10.60	Sublease agreement between MDC and CVentures, Inc., executed January 30, 2017.

12	Ratio of Earnings to Fixed Charges Schedule.

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP.

31.1	Certification of principal executive officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2016, (iii) Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2016, (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2016; and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.

____________________

*Incorporated by reference.