Form 10-Q
period 2017-03-31
MDC HOLDINGS INC
filed 2017-05-09
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of May 8, 2017, 51,561,322 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

(i)

PART I

ITEM 1.  Unaudited Consolidated Financial Statements

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets.

	March 31,	December 31,
	2017	2016
	(Dollars in thousands, except
	per share amounts)
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$296,731	$259,087
Marketable securities	62,316	59,770
Restricted cash	4,229	3,778
Trade and other receivables	36,210	42,492
Inventories:
Housing completed or under construction	890,883	874,199
Land and land under development	855,208	884,615
Total inventories	1,746,091	1,758,814
Property and equipment, net	27,984	28,041
Deferred tax asset, net	70,451	74,888
Metropolitan district bond securities (related party)	31,004	30,162
Prepaid and other assets	63,419	60,463
Total homebuilding assets	2,338,435	2,317,495
Financial Services:
Cash and cash equivalents	23,331	23,822
Marketable securities	37,549	36,436
Mortgage loans held-for-sale, net	97,373	138,774
Other assets	9,860	12,062
Total financial services assets	168,113	211,094
Total Assets	$2,506,548	$2,528,589
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$52,351	$42,088
Accrued liabilities	141,707	144,566
Revolving credit facility	15,000	15,000
Senior notes, net	841,937	841,646
Total homebuilding liabilities	1,050,995	1,043,300
Financial Services:
Accounts payable and accrued liabilities	51,401	50,734
Mortgage repurchase facility	70,542	114,485
Total financial services liabilities	121,943	165,219
Total Liabilities	1,172,938	1,208,519
Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 51,649,695 and 51,485,090 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	516	515
Additional paid-in-capital	985,733	983,532
Retained earnings	323,304	313,952
Accumulated other comprehensive income	24,057	22,071
Total Stockholders' Equity	1,333,610	1,320,070
Total Liabilities and Stockholders' Equity	$2,506,548	$2,528,589

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in thousands, except per share amounts)
	(Unaudited)
Homebuilding:
Home sale revenues	$563,479	$394,420
Land sale revenues	247	2,324
Total home and land sale revenues	563,726	396,744
Home cost of sales	(468,942)	(330,026)
Land cost of sales	(211)	(1,663)
Inventory impairments	(4,850)	-
Total cost of sales	(474,003)	(331,689)
Gross margin	89,723	65,055
Selling, general and administrative expenses	(66,298)	(56,277)
Interest and other income	2,327	1,850
Other expense	(351)	(1,541)
Other-than-temporary impairment of marketable securities	(50)	(431)
Homebuilding pretax income	25,351	8,656

Financial Services:
Revenues	17,979	11,017
Expenses	(7,898)	(6,241)
Interest and other income	979	841
Other-than-temporary impairment of marketable securities	(51)	-
Financial services pretax income	11,009	5,617

Income before income taxes	36,360	14,273
Provision for income taxes	(14,111)	(4,710)
Net income	$22,249	$9,563

Other comprehensive income related to available for sale securities, net of tax	1,986	1,948
Comprehensive income	$24,235	$11,511

Earnings per share:
Basic	$0.43	$0.19
Diluted	$0.43	$0.19

Weighted average common shares outstanding
Basic	51,340,890	51,269,370
Diluted	51,590,017	51,275,117

Dividends declared per share	$0.25	$0.24

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in thousands)
	(Unaudited)
Operating Activities:
Net income	$22,249	$9,563
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	595	2,987
Depreciation and amortization	1,328	1,073
Inventory impairments	4,850	-
Other-than-temporary impairment of marketable securities	101	431
Loss (gain) on sale of marketable securities	(561)	915
Deferred income tax expense	3,220	1,788
Net changes in assets and liabilities:
Restricted cash	(451)	401
Trade and other receivables	7,326	(15,251)
Mortgage loans held-for-sale	41,401	33,477
Housing completed or under construction	(20,866)	(115,357)
Land and land under development	29,030	68,311
Prepaid expenses and other assets	(2,407)	911
Accounts payable and accrued liabilities	8,071	(4,234)
Net cash provided by (used in) operating activities	93,886	(14,985)

Investing Activities:
Purchases of marketable securities	(5,361)	(5,482)
Sales of marketable securities	4,983	20,600
Purchases of property and equipment	(1,122)	(1,944)
Net cash provided by (used in) investing activities	(1,500)	13,174

Financing Activities:
Payments on mortgage repurchase facility, net	(43,943)	(28,390)
Dividend payments	(12,897)	(12,252)
Proceeds from exercise of stock options	1,607	-
Net cash used in financing activities	(55,233)	(40,642)

Net increase (decrease) in cash and cash equivalents	37,153	(42,453)
Cash and cash equivalents:
Beginning of period	282,909	180,988
End of period	$320,062	$138,535

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. ("MDC," “the Company," “we,” “us,” or “our” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at March 31, 2017 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2016.

On November 21, 2016, MDC’s board of directors declared a 5% stock dividend that was distributed on December 20, 2016 to shareholders of record on December 6, 2016. In accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC 260”), basic and diluted earnings per share amounts, share amounts and dividends declared per share have been restated for any periods or dates prior to the stock dividend record date.

Included in these footnotes are certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operations, cash flows, strategies and prospects. These forward-looking statements may be identified by terminology such as “likely,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this section are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be considered.

2.	Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which is a comprehensive new revenue recognition model. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for our interim and annual reporting periods beginning January 1, 2018, and is to be adopted using either a full retrospective or modified retrospective transition method. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We expect to adopt the new standard under the modified retrospective approach in the 2018 first quarter. Although we are still in the process of evaluating our contracts, we do not believe the adoption of ASU 2014-09 will have a material impact on the amount or timing of our recognition of revenues. While we are still evaluating the accounting for marketing costs under ASC 606, there is a possibility that the adoption of ASU 2014-09 will impact the timing of recognition and classification in our consolidated financial statements of certain marketing costs we incur to obtain sales contracts from our customers. For example, there are various marketing costs that we currently capitalize and amortize with each home delivered in a community. Under the new guidance, these costs may need to be expensed immediately. We are continuing to evaluate the exact impact ASU 2014-09 will have on recording revenue and our marketing costs in our consolidated financial statements and related disclosures.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which requires a lessee to recognize a right-of-use asset and a corresponding lease liability for virtually all leases. The liability will be equal to the present value of the remaining lease payments while the right-of-use asset will be based on the liability, subject to adjustment, such as for initial direct costs. In addition, ASU 2016-02 expands the disclosure requirements for lessees. Upon adoption, we will be required to record a lease asset and lease liability related to our operating leases. ASU 2016-02 is effective for our interim and annual reporting periods beginning January 1, 2019 and is to be applied using a modified retrospective transition method. Early adoption is permitted. We do not plan to early adopt the guidance and we are currently evaluating the impact the update will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. ASU 2016-09 became effective for us in the 2017 first quarter. The primary impact from this guidance, on a prospective basis, will be to our provision for income taxes line item on our consolidated statements of operations and comprehensive income. Any excess tax benefits or deficiencies from (1) the exercise or expiration of options or (2) the vesting of stock awards will now be recognized through our income tax provision as opposed to additional paid-in capital (to the extent we had a sufficient pool of windfall tax benefits). As a result of exercises of stock options and vesting of stock awards during the three months ended March 31, 2017, a $0.1 million excess tax benefit was recognized in our tax provision. Furthermore, as of March 31, 2017, we had options covering approximately 575,000 shares (1) with exercise prices above the MDC closing share price at March 31, 2017 and (2) that will have their ability to exercise expire at some point during 2017. If the exercise price continues to be greater than the share price of MDC throughout 2017, these options will likely expire unexercised and as a result, we could recognize approximately $2.7 million in additional expense in our provision for income taxes line item on our consolidated statements of operations and comprehensive income in 2017. Another provision of ASU 2016-09 that is relevant to the Company is the classification of excess tax benefits on the statement of cash flows, which was adopted on a prospective basis as such, prior periods have not been adjusted. This provision did not have a material effect on the statement of cash flows and is not expected to have a material impact on the statement of cash flows in future quarterly or annual filings. Adoption of ASU 2016-09 was not material to our statement of cash flows for the periods presented and we do not anticipate it will be material in 2017.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires measurement and recognition of expected credit losses for financial assets held. The amendments in ASU 2016-13 eliminate the probable threshold for initial recognition of a credit loss in current GAAP and reflect an entity’s current estimate of all expected credit losses. ASU 2016-13 is effective for our interim and annual reporting periods beginning January 1, 2021, and is to be applied using a modified retrospective transition method. Earlier adoption is permitted. We do not plan to early adopt ASU 2016-13 and with our current holdings of financial instruments that are subject to credit losses, we do not believe adoption of this guidance will be material to our financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”), which amends ASC Topic 230, Statement of Cash Flows, to clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The amendments in ASU 2016-15 are intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for our interim and annual reporting periods beginning January 1, 2018, and is to be applied using a retrospective transition method. Earlier adoption is permitted. We do not plan to early adopt ASU 2016-15 and do not believe the guidance will have a material impact on our financial statements upon adoption.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force (“ASU 2016-18”), which requires restricted cash to be included with cash and cash equivalents when reconciling the beginning and ending amounts on the statement of cash flows. ASU 2016-18 is effective for our interim and annual reporting periods beginning January 1, 2018, and is to be applied using a retrospective transition method. Earlier adoption is permitted. We do not plan to early adopt ASU 2016-18 and do not believe the guidance will have a material impact on our financial statements upon adoption.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

We have identified each homebuilding division as an operating segment. Our homebuilding operating segments have been aggregated into the reportable segments noted below because they are similar in the following regards: (1) economic characteristics; (2) housing products; (3) class of homebuyer; (4) regulatory environments; and (5) methods used to construct and sell homes. Our homebuilding reportable segments are as follows:

●	West (Arizona, California, Nevada and Washington)
●	Mountain (Colorado and Utah)
●	East (Virginia, Florida and Maryland)

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

The following table summarizes home and land sale revenues for our homebuilding operations and revenues for our financial services operations.

	Three Months Ended
	March 31,
	2017	2016
Homebuilding	(Dollars in thousands)
West	$309,079	$191,375
Mountain	173,136	137,824
East	81,511	67,545
Total homebuilding revenues	$563,726	$396,744

Financial Services
Mortgage operations	$12,183	$6,870
Other	5,796	4,147
Total financial services revenues	$17,979	$11,017

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The following table summarizes pretax income (loss) for our homebuilding and financial services operations:

	Three Months Ended
	March 31,
	2017	2016
Homebuilding	(Dollars in thousands)
West	$15,455	$9,698
Mountain	18,230	10,084
East	2,642	1,367
Corporate	(10,976)	(12,493)
Total homebuilding pretax income	$25,351	$8,656

Financial Services
Mortgage operations	$7,566	$3,323
Other	3,443	2,294
Total financial services pretax income	$11,009	$5,617

Total pretax income	$36,360	$14,273

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

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)
Homebuilding assets
West	$987,835	$1,035,033
Mountain	613,068	571,139
East	247,896	256,816
Corporate	489,636	454,507
Total homebuilding assets	$2,338,435	$2,317,495

Financial services assets
Mortgage operations	$108,988	$153,182
Other	59,125	57,912
Total financial services assets	$168,113	$211,094

Total assets	$2,506,548	$2,528,589

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

4.	Earnings Per Share

ASC 260 requires a company that has participating security holders (for example, holders of unvested restricted stock that has nonforfeitable dividend rights) to utilize the two-class method for calculating earnings per share (“EPS”) unless the treasury stock method results in lower EPS. The two-class method is an allocation of earnings/(loss) between the holders of common stock and a company’s participating security holders. Under the two-class method, earnings/(loss) for the reporting period are allocated between common shareholders and other security holders based on their respective rights to receive distributed earnings (i.e., dividends) and undistributed earnings (i.e., net income/(loss)). Our common shares outstanding are comprised of shareholder owned common stock and participating security holders consisting of shareholders of unvested restricted stock. Basic EPS is calculated by dividing income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding, excluding participating shares in accordance with ASC 260. To calculate diluted EPS, basic EPS is further adjusted to include the effect of potential dilutive stock options outstanding. The following table shows our basic and diluted EPS calculations:

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in thousands, except per share amounts)
Numerator
Net income	$22,249	$9,563
Less: distributed earnings allocated to participating securities	(68)	(40)
Less: undistributed earnings allocated to participating securities	(43)	-
Net income attributable to common stockholders (numerator for basic earnings per share)	22,138	9,523
Add back: undistributed earnings allocated to participating securities	43	-
Less: undistributed earnings reallocated to participating securities	(43)	-
Numerator for diluted earnings per share under two class method	$22,138	$9,523

Denominator
Weighted-average common shares outstanding	51,340,890	51,269,370
Add: dilutive effect of stock options	249,127	5,747
Denominator for diluted earnings per share under two class method	51,590,017	51,275,117

Basic Earnings Per Common Share	$0.43	$0.19
Diluted Earnings Per Common Share	$0.43	$0.19

Diluted EPS for the three months ended March 31, 2017 and 2016 excluded options to purchase approximately 4.2 million and 6.5 million shares of common stock, respectively, because the effect of their inclusion would be anti-dilutive.

5.	Accumulated Other Comprehensive Income

The following table sets forth our changes in accumulated other comprehensive income (“AOCI”):

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in thousands)
Unrealized gains on available-for-sale marketable securities [1] :
Beginning balance	$7,730	$3,657
Other comprehensive income before reclassifications	2,034	524
Amounts reclassified from AOCI [2]	(285)	835
Ending balance	$9,479	$5,016

Unrealized gains on available-for-sale metropolitan district bond securities [1] :
Beginning balance	$14,341	$12,058
Other comprehensive income before reclassifications	237	589
Amounts reclassified from AOCI	-	-
Ending balance	$14,578	$12,647

Total ending AOCI	$24,057	$17,663

(1)	All amounts net-of-tax.
(2)	See separate table below for details about these reclassifications

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The following table sets forth the activity related to reclassifications out of accumulated other comprehensive income related to available for sale securities:

	Three Months Ended
	March 31,
Affected Line Item in the Statements of Operations	2017	2016
	(Dollars in thousands)
Homebuilding: Interest and other income	$522	$(915)
Homebuilding: Other-than-temporary impairment of marketable securities	(50)	(431)
Financial services: Interest and other income	39	-
Financial services: Other-than-temporary impairment of marketable securities	(51)	-
Income before income taxes	460	(1,346)
Provision for income taxes	(175)	511
Net income	$285	$(835)

6.	Fair Value Measurements

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

The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis:

		Fair Value
Financial Instrument	Hierarchy	March 31, 2017	December 31, 2016
		(Dollars in thousands)
Marketable equity securities (available-for-sale)	Level 1	$99,865	$96,206
Mortgage loans held-for-sale, net	Level 2	$97,373	$138,774
Metropolitan district bond securities (related party) (available-for-sale)	Level 3	$31,004	$30,162

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of March 31, 2017 and December 31, 2016.

Cash and cash equivalents, restricted cash, trade and other receivables, prepaid and other assets, accounts payable, accrued liabilities and borrowings on our revolving credit facility. Fair value approximates carrying value.

Marketable securities.  As of March 31, 2017 and December 31, 2016, we held marketable equity securities, which consist of holdings in corporate equities, preferred stock and exchange traded funds. As of March 31, 2017 and December 31, 2016, all of our equity securities were treated as available-for-sale investments and as such, are recorded at fair value with all changes in fair value initially recorded through AOCI, subject to an assessment to determine if an unrealized loss, if applicable, is other-than-temporary.

Each quarter we assess all of our securities in an unrealized loss position for a potential other-than-temporary impairment (“OTTI”). If the unrealized loss is determined to be other-than-temporary, an OTTI is recorded in other-than-temporary impairment of marketable securities in the homebuilding or financial services sections of our consolidated statements of operations and comprehensive income. During the three months ended March 31, 2017 and 2016, we recorded pretax OTTI’s of $0.1 million and $0.4 million, respectively, for certain of our equity securities that were in an unrealized loss position as of the end of each respective period.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The following tables set forth the cost and estimated fair value of our available-for-sale marketable securities:

	March 31, 2017
	Cost Basis	OTTI	Net Cost Basis	Fair Value
	(Dollars in thousands)
Homebuilding equity securities	$49,944	$(730)	$49,214	$62,316
Financial services equity securities	35,710	(348)	35,362	37,549
Total marketable equity securities	$85,654	$(1,078)	$84,576	$99,865

	December 31, 2016
	Cost Basis	OTTI	Net Cost Basis	Fair Value
	(Dollars in thousands)
Homebuilding equity securities	$48,910	$(685)	$48,225	$59,770
Financial services equity securities	35,885	(373)	35,512	36,436
Total marketable equity securities	$84,795	$(1,058)	$83,737	$96,206

As of March 31, 2017 and December 31, 2016, our marketable equity securities were in net unrealized gain positions totaling $15.3 million and $12.5 million, respectively. Our individual marketable equity securities that were in unrealized loss positions, excluding those that were impaired as part of any OTTI, aggregated to an unrealized loss of $0.5 million and $0.5 million as of March 31, 2017 and December 31, 2016, respectively. The table below sets forth the aggregated unrealized losses for individual equity securities that were in unrealized loss positions but did not have OTTIs recognized. We do not believe the decline in the value of these marketable securities as of March 31, 2017 is other-than-temporary.

	March 31, 2017			December 31, 2016
	Number of Securities in a Loss Position	Aggregate Loss Position	Aggregate Fair Value of Securities in a Loss Position	Number of Securities in a Loss Position	Aggregate Loss Position	Aggregate Fair Value of Securities in a Loss Position
	(Dollars in thousands)
Marketable equity securities	2	$(500)	$3,000	5	$(457)	$6,045

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

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in thousands)
Gross realized gains on sales of available-for-sale securities	$590	$91
Gross realized losses on sales of available-for-sale securities	(29)	(1,006)
Net realized gain (loss) on sales of available-for-sale securities	$561	$(915)

Mortgage loans held-for-sale, net.  Our mortgage loans held-for-sale, which are measured at fair value on a recurring basis, include (1) mortgage loans held-for-sale that are under commitments to sell and (2) mortgage loans held-for-sale that are not under commitments to sell. At March 31, 2017 and December 31, 2016, we had $67.7 million and $96.2 million, respectively, of mortgage loans held-for-sale under commitments to sell. The fair value for those loans was based on quoted market prices for those mortgage loans, which are Level 2 fair value inputs. At March 31, 2017 and December 31, 2016, we had $29.7 million and $42.6 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Gains on sales of mortgage loans, net, were $8.5 million and $5.6 million for the three months ended March 31, 2017 and 2016, respectively, and are included as a component of revenues in the financial services section of our consolidated statements of operations and comprehensive income.

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

In accordance with ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”), we adjust the bond principal balance using an interest accretion model that utilizes future cash flows expected to be collected. Furthermore, as this investment is accounted for as an available-for-sale asset, we update its fair value on a quarterly basis, with the adjustment being recorded through AOCI. The fair value is based upon a discounted future cash flow model, which uses Level 3 inputs. The primary unobservable inputs used in our discounted cash flow model are (1) the forecasted number of homes to be closed, as they drive increases to the tax paying base for the Metro District, (2) the forecasted assessed value of those closed homes and (3) the discount rate. Cash receipts, which are scheduled to be received in the fourth quarter, reduce the carrying value of the Metro Bonds. The increases in the value of the Metro Bonds during the past two years are primarily based on a larger percentage of future cash flows coming from homes that have closed, which utilize a lower discount rate as those cash flows have a reduced amount of risk. The table below provides quantitative data, as of March 31, 2017, regarding each unobservable input and the sensitivity of fair value to potential changes in those unobservable inputs.

	Quantitative Data				Sensitivity Analysis
Unobservable Input	Range			Weighted Average	Movement in Fair Value from Increase in Input	Movement in Fair Value from Decrease in Input
Forecasted number of homes closed per year	0	to	120	107	Increase	Decrease
Forecasted assessed value	$401,000	to	$1,200,000	$558,000	Increase	Decrease
Discount rates	5%	to	12%	7.5%	Decrease	Increase

The table set forth below summarizes the activity for our Metro Bonds:

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$30,162	$25,911
Increase in fair value (recorded in other comprehensive income)	382	950
Change due to accretion of principal	460	416
Cash receipts	-	-
Balance at end of period	$31,004	$27,277

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

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
5⅝% Senior Notes due February 2020, net	$247,144	$264,208	$246,915	$265,611
5½% Senior Notes due January 2024, net	248,439	257,325	248,391	258,800
6% Senior Notes due January 2043, net	346,354	309,563	346,340	297,087
Total	$841,937	$831,096	$841,646	$821,498

7.	Inventories

The following table sets forth, by reportable segment, information relating to our homebuilding inventories:

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$454,262	$470,503
Mountain	299,449	277,922
East	137,172	125,774
Subtotal	890,883	874,199
Land and Land Under Development:
West	470,522	499,186
Mountain	289,323	271,252
East	95,363	114,177
Subtotal	855,208	884,615
Total Inventories	$1,746,091	$1,758,814

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

If events or circumstances indicate that the carrying value of our inventory may not be recoverable, assets are reviewed for impairment by comparing the undiscounted estimated future cash flows from an individual subdivision (including capitalized interest) to its carrying value. If the undiscounted future cash flows are less than the subdivision’s carrying value, the carrying value of the subdivision is written down to its then estimated fair value. We generally determine the estimated fair value of each subdivision by determining the present value of the estimated future cash flows at discount rates, which are Level 3 inputs that are commensurate with the risk of the subdivision under evaluation. The evaluation for the recoverability of the carrying value of the assets for each individual subdivision can be impacted significantly by our estimates of future home sale revenues, home construction costs, and development costs per home, all of which are Level 3 inputs.

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

Impairments of homebuilding inventory by segment for the three months ended March 31, 2017 are shown in the table below. No such impairments were recorded during the same period in 2016.

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in thousands)
West	$4,100	$-
Mountain	-	-
East	750	-
Total Inventory Impairments	$4,850	$-

The table below provides quantitative data, for the periods presented, used in determining the fair value of the impaired inventory.

	Impairment Data				Quantitative Data
Three Months Ended	Total Subdivisions Tested	Inventory Impairments	Fair Value of Inventory After Impairments	Number of Subdivisions Impaired	Discount Rate
	(Dollars in thousands)
March 31, 2017	33	$4,850	$19,952	2	12%	to	18%
March 31, 2016	14	$-	$-	-		N/A

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

8.	Capitalization of Interest

We capitalize interest to inventories during the period of development in accordance with ASC Topic 835, Interest (“ASC 835”). Homebuilding interest capitalized as a cost of inventories is included in cost of sales during the period that related units or lots are delivered. To the extent our homebuilding debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred. Qualified homebuilding assets consist of all lots and homes, excluding finished unsold homes or finished models, within projects that are actively selling or under development. The table set forth below summarizes homebuilding interest activity. For all periods presented below, our qualified assets exceeded our homebuilding debt and as such, all interest incurred has been capitalized.

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in thousands)
Homebuilding interest incurred	$13,188	$13,218
Less: Interest capitalized	(13,188)	(13,218)
Homebuilding interest expensed	$-	$-

Interest capitalized, beginning of period	$68,085	$77,541
Plus: Interest capitalized during period	13,188	13,218
Less: Previously capitalized interest included in home and land cost of sales	(15,197)	(10,976)
Interest capitalized, end of period	$66,076	$79,783

9.	Homebuilding Prepaid and Other Assets

The following table sets forth the components of homebuilding prepaid and other assets:

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)
Deferred marketing costs	$35,952	$35,313
Land option deposits	11,532	8,683
Goodwill	6,008	6,008
Prepaid expenses	4,478	4,735
Deferred debt issuance costs on revolving credit facility, net	4,063	4,340
Other	1,386	1,384
Total	$63,419	$60,463

10.	Homebuilding Accrued Liabilities and Financial Services Accounts Payable and Accrued Liabilities

The following table sets forth information relating to homebuilding accrued liabilities:

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)
Customer and escrow deposits	$34,598	$27,183
Warranty accrual	20,770	20,678
Accrued compensation and related expenses	16,570	27,830
Accrued interest	11,031	23,234
Land development and home construction accruals	7,824	8,695
Other accrued liabilities	50,914	36,946
Total accrued liabilities	$141,707	$144,566

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The following table sets forth information relating to financial services accounts payable and accrued liabilities:

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)
Insurance reserves	$43,359	$42,204
Accounts payable and other accrued liabilities	8,042	8,530
Total accounts payable and accrued liabilities	$51,401	$50,734

11.	Warranty Accrual

Our homes are sold with limited third-party warranties and, under our agreement with the issuer of the third-party warranties, we are responsible for performing all of the work for the first two years of the warranty coverage and paying for substantially all of the work required to be performed during years three through ten of the warranties. We record accruals for general and structural warranty claims, as well as accruals for known, unusual warranty-related expenditures. Our warranty accrual is recorded based upon historical payment experience in an amount estimated to be adequate to cover expected costs of materials and outside labor during warranty periods. The determination of the warranty accrual rate for closed homes and the evaluation of our warranty accrual balance at period end are based on an internally developed analysis that includes known facts and interpretations of circumstances, including, among other things, our trends in historical warranty payment levels and warranty payments for claims not considered to be normal and recurring.

Our warranty accrual is included in accrued liabilities in the homebuilding section of our consolidated balance sheets and adjustments to our warranty accrual are recorded as an increase or reduction to home cost of sales in the homebuilding section of our consolidated statements of operations and comprehensive income.

The table set forth below summarizes accrual, adjustment and payment activity related to our warranty accrual for the three months ended March 31, 2017 and 2016. For the three months ended March 31, 2017 and 2016, we recorded adjustments to increase our warranty accrual of $0.1 million and $3.0 million, respectively. The adjustment made during the 2016 first quarter was due to higher than expected recent warranty related expenditures.

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$20,678	$15,328
Expense provisions	2,407	1,452
Cash payments	(2,365)	(2,915)
Adjustments	50	2,987
Balance at end of period	$20,770	$16,852

12.	Insurance and Construction Defect Claim Reserves

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The table set forth below summarizes our insurance and defect claim reserves activity for the three months ended March 31, 2017 and 2016. These reserves are included as a component of accrued liabilities in either the financial services or homebuilding sections of the consolidated balance sheets.

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$50,954	$47,061
Expense provisions	2,116	1,388
Cash payments, net of recoveries	(1,219)	(820)
Balance at end of period	$51,851	$47,629

In the ordinary course of business, we make payments from our insurance and construction defect claim reserves to settle litigation claims arising primarily from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the three months ended March 31, 2017 and 2016 are not necessarily indicative of what future cash payments will be for subsequent periods.

13.	Income Taxes

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. Our overall effective income tax rates were 38.8% and 33.0% for the three months ended March 31, 2017 and 2016, respectively, resulting in income tax expense of $14.1 million and $4.7 million for the same periods, respectively. The year-over-year increase in our effective tax rate was primarily the result of (1) our 2016 first quarter estimate of our full year effective tax rate including an estimate for energy credits whereas our estimate for the 2017 full year includes no such estimate as the credit for 2017 has not been approved by the U.S. Congress and (2) establishment of a valuation allowance against certain state net operating loss carryforwards where realization is more uncertain at this time.

At March 31, 2017 and December 31, 2016 we had deferred tax assets, net of valuation allowances and deferred tax liabilities, of $70.5 million and $74.9 million, respectively. The valuation allowances were related to: (1) various state net operating loss carryforwards where realization is more uncertain at this time due to the limited carryforward periods that exist in certain states; and (2) the portion of the amount by which the carrying value of our Metro Bonds for tax purposes exceeds our carrying value for book purposes, as we believe realization of that portion is more uncertain at this time.

14.	Senior Notes

The carrying value of our senior notes as of March 31, 2017 and December 31, 2016, net of any unamortized debt issuance costs or discount, were as follows:

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)
5⅝% Senior Notes due February 2020, net	$247,144	$246,915
5½% Senior Notes due January 2024, net	248,439	248,391
6% Senior Notes due January 2043, net	346,354	346,340
Total	$841,937	$841,646

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

We account for share-based awards in accordance with ASC 718, which requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period. Stock-based compensation awards are valued at fair value on the date of grant. The following table sets forth share-based award expense activity for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in thousands)
Stock option grant expense	$276	$2,650
Restricted stock awards expense	319	337
Total stock based compensation	$595	$2,987

On May 18, 2015, the Company granted a non-qualified stock option to each of the Chief Executive Officer and the Chief Operating Officer for 1,050,000 shares of common stock under the Company’s 2011 Equity Incentive Plan. The terms of each option provide that, over a five year period, one third of the option shares will vest as of each of the third, fourth, and fifth anniversary dates of the grant of the option; provided that all unvested option shares will vest immediately in the event the closing price of the Company’s stock, as reported by the New York Stock Exchange, in any 20 out of 30 consecutive trading days closes at a price equal to or greater than 120% of the closing price on the date of grant (the “market-based condition”). The option exercise price is equal to the closing price of the Company’s common stock on the date of grant, which was $27.10 and the expiration date of each option is May 18, 2025. In accordance with ASC 718, the market-based awards were assigned a fair value of $5.35 per share (total value of $11.2 million) on the date of grant using a Monte Carlo simulation model and, as calculated under that model, all expense was recorded on a straight-line basis through the end of the 2016 second quarter. Included in the stock-based compensation expense for the three months ended March 31, 2017 and 2016, shown in the table above, was $0 and $2.5 million, respectively, of stock option grant expense related to these market-based option grants.

On July 25, 2016, the Company granted long term performance stock unit awards (“PSUs”) to each of the Chief Executive Officer, the Chief Operating Officer, and the Chief Financial Officer under the Company’s 2011 Equity Incentive Plan. The PSUs will be earned based upon the Company’s performance, over a three year period commencing July 1, 2016 and ending June 30, 2019 (the “Performance Period”), measured by increasing home sale revenues over the Base Period. The “Base Period” for the awards is July 1, 2015 to June 30, 2016. The awards are conditioned upon the Company achieving an average gross margin from home sales percentage (excluding impairments) of at least fifteen percent (15%) over the Performance Period. Target goals of 105,000 shares for each of the Chief Executive Officer and the Chief Operating Officer and 26,250 shares for the Chief Financial Officer (the “Target Goals”) will be earned if the Company’s three year average home sale revenues over the Performance Period (“Performance Revenues”) exceed the $1.975 billion in home sale revenues over the Base Period (“Base Revenues”) by at least 10% but less than 20%. If Performance Revenues exceed the Base Revenues by at least 5% but less than 10%, 50% of the Target Goals will be earned. If Performance Revenues exceed the Base Revenues by at least 20%, 200% of the Target Goals will be earned.

In accordance with ASC 718, the PSUs were valued at the fair value on the date of grant. The grant date fair value of these awards was $22.93 per share and the maximum potential expense that would be recognized by the Company if the maximum of the performance targets were met would be approximately $10.8 million. ASC 718 does not permit recognition of expense associated with performance based stock awards until achievement of the performance targets are probable of occurring. As of March 31, 2017, the Company concluded that achievement of any of the performance targets had not met the level of probability required to record compensation expense at that time and, as such, no compensation expense was recognized related to the grant of these awards during the 2017 first quarter.

16.	Commitments and Contingencies

Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At March 31, 2017, we had outstanding surety bonds and letters of credit totaling $173.3 million and $52.9 million, respectively, including $27.8 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $43.4 million and $20.0 million, respectively. All letters of credit as of March 31, 2017, excluding those issued by HomeAmerican, were issued under our unsecured revolving credit facility (see Note 18 for further discussion of the revolving credit facility). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

We have made no material guarantees with respect to third-party obligations.

Litigation Reserves. Due to the nature of the homebuilding business, we have been named as defendants in various claims, complaints and other legal actions arising in the ordinary course of business, including product liability claims and claims associated with the sale and financing of homes. In the opinion of management, the outcome of these ordinary course matters will not have a material adverse effect upon our financial condition, results of operations or cash flows.

Lot Option Contracts. In the ordinary course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allow us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, and minimizes the amount of land inventories on our consolidated balance sheets. Our obligation with respect to Option Contracts is generally limited to forfeiture of the related deposits. At March 31, 2017, we had cash deposits and letters of credit totaling $8.0 million and $2.1 million, respectively, at risk associated with the option to purchase 3,032 lots.

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

At March 31, 2017, we had interest rate lock commitments with an aggregate principal balance of $122.8 million. Additionally, we had $28.6 million of mortgage loans held-for-sale at March 31, 2017 that had not yet been committed to a mortgage purchaser. In order to hedge the changes in fair value of our interest rate lock commitments and mortgage loans held-for-sale that had not yet been committed to a mortgage purchaser, we had forward sales of securities totaling $104.5 million at March 31, 2017.

For the three months ended March 31, 2017 and 2016, we recorded a net loss of $0.3 million and a net gain $0.6 million, respectively, on our derivatives.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of March 31, 2017.

We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At March 31, 2017 and December 31, 2016, there were $25.1 million and $23.0 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. At both March 31, 2017 and December 31, 2016, we had $15.0 million outstanding under the Revolving Credit Facility. As of March 31, 2017, availability under the Revolving Credit Facility was approximately $509.9 million.

Mortgage Repurchase Facility. HomeAmerican entered into an Amended and Restated Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”), effective September 16, 2016. The Mortgage Repurchase Facility amends and restates the prior Master Repurchase Agreement with USBNA dated as of November 12, 2008, as amended, which contained similar terms. The Mortgage Repurchase Facility increases the facility amount from $50 million to $75 million, extends the expiration date to September 15, 2017, adjusts the facility’s sublimits, expands the types of eligible loans, and reduces the facility fee. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased on March 29, 2017 from $75 million to $100 million and was effective through April 27, 2017. The Mortgage Repurchase Facility also had a temporary increase in the maximum aggregate commitment from $75 million to $125 million from December 27, 2016 through January 25, 2017. At March 31, 2017 and December 31, 2016, HomeAmerican had $70.5 million and $114.5 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is LIBOR-based. The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of March 31, 2017.

19.	Related Party Transactions

We contributed $1.5 million and $1.0 million in cash to the MDC/Richmond American Homes Foundation (the “Foundation”) during the three months ended March 31, 2017 and 2016, respectively. The Foundation is a Delaware non-profit corporation that was incorporated on September 30, 1999.

The Foundation is a non-profit organization operated exclusively for charitable, educational and other purposes beneficial to social welfare within the meaning of Section 501(c)(3) of the Internal Revenue Code. The following Directors and/or officers of the Company served as directors of the Foundation at March 31, 2017, all of whom serve without compensation:

Name	MDC Title
Larry A. Mizel	Chairman and Chief Executive Officer
David D. Mandarich	President

Three other individuals, who are independent of the Company, also serve as directors of the Foundation. All directors of the Foundation serve without compensation.

See footnote 6 for related party information regarding the Metro District.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Balance Sheet

	March 31, 2017
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
ASSETS	(Dollars in thousands)
Homebuilding:
Cash and cash equivalents	$292,246	$4,485	$-	$-	$296,731
Marketable securities	62,316	-	-	-	62,316
Restricted cash	-	4,229	-	-	4,229
Trade and other receivables	5,539	32,868	-	(2,197)	36,210
Inventories:
Housing completed or under construction	-	890,883	-	-	890,883
Land and land under development	-	855,208	-	-	855,208
Total inventories	-	1,746,091	-	-	1,746,091

Intercompany receivables	1,455,133	2,803	5,819	(1,463,755)	-
Investment in subsidiaries	319,751	-	-	(319,751)	-
Property and equipment, net	25,628	2,356	-	-	27,984
Deferred tax asset, net	70,606	-	-	(155)	70,451
Metropolitan district bond securities (related party)	31,004	-	-	-	31,004
Prepaid and other assets	4,650	58,769	-	-	63,419
Total homebuilding assets	2,266,873	1,851,601	5,819	(1,785,858)	2,338,435

Financial Services:
Cash and cash equivalents	-	-	23,331	-	23,331
Marketable securities	-	-	37,549	-	37,549
Intercompany receivables	-	-	38,649	(38,649)	-
Mortgage loans held-for-sale, net	-	-	97,373	-	97,373
Other assets	-	-	9,705	155	9,860
Total financial services assets	-	-	206,607	(38,494)	168,113
Total Assets	$2,266,873	$1,851,601	$212,426	$(1,824,352)	$2,506,548

LIABILITIES AND EQUITY

Homebuilding:
Accounts payable	$-	$52,351	$-	$-	$52,351
Accrued liabilities	29,055	110,705	98	1,849	141,707
Advances and notes payable to parent and subsidiaries	47,271	1,424,510	27,018	(1,498,799)	-
Revolving credit facility	15,000	-	-	-	15,000
Senior notes, net	841,937	-	-	-	841,937
Total homebuilding liabilities	933,263	1,587,566	27,116	(1,496,950)	1,050,995

Financial Services:
Accounts payable and other liabilities	-	-	55,447	(4,046)	51,401
Advances and notes payable to parent and subsidiaries	-	-	3,605	(3,605)	-
Mortgage repurchase facility	-	-	70,542	-	70,542
Total financial services liabilities	-	-	129,594	(7,651)	121,943
Total Liabilities	933,263	1,587,566	156,710	(1,504,601)	1,172,938

Equity:
Total Stockholders' Equity	1,333,610	264,035	55,716	(319,751)	1,333,610
Total Liabilities and Stockholders' Equity	$2,266,873	$1,851,601	$212,426	$(1,824,352)	$2,506,548

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statement of Operations

	Three Months Ended March 31, 2017
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$563,726	$-	$-	$563,726
Cost of sales	-	(469,153)	-	-	(469,153)
Inventory impairments	-	(4,850)	-	-	(4,850)
Gross margin	-	89,723	-	-	89,723
Selling, general, and administrative expenses	(12,395)	(53,721)	-	(182)	(66,298)
Equity income of subsidiaries	29,031	-	-	(29,031)	-
Interest and other income	1,676	674	1	(24)	2,327
Other expense	8	(359)	-	-	(351)
Other-than-temporary impairment of marketable securities	(50)	-	-	-	(50)
Homebuilding pretax income (loss)	18,270	36,317	1	(29,237)	25,351
Financial Services:
Financial services pretax income	-	-	10,803	206	11,009
Income before income taxes	18,270	36,317	10,804	(29,031)	36,360
(Provision) benefit for income taxes	3,979	(14,095)	(3,995)	-	(14,111)
Net income	$22,249	$22,222	$6,809	$(29,031)	$22,249
Other comprehensive income related to available-for-sale securities, net of tax	1,986	-	834	(834)	1,986
Comprehensive income	$24,235	$22,222	$7,643	$(29,865)	$24,235

	Three Months Ended March 31, 2016
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$396,744	$-	$-	$396,744
Cost of sales	-	(331,389)	(300)	-	(331,689)
Inventory impairments	-	-	-	-	-
Gross margin	-	65,355	(300)	-	65,055
Selling, general, and administrative expenses	(12,102)	(44,016)	-	(159)	(56,277)
Equity income of subsidiaries	17,370	-	-	(17,370)	-
Interest and other income	1,386	729	1	(266)	1,850
Other expense	(916)	(625)	-	-	(1,541)
Other-than-temporary impairment of marketable securities	(431)	-	-	-	(431)
Homebuilding pretax income (loss)	5,307	21,443	(299)	(17,795)	8,656
Financial Services:
Financial services pretax income	-	-	5,192	425	5,617
Income before income taxes	5,307	21,443	4,893	(17,370)	14,273
(Provision) benefit for income taxes	4,256	(7,076)	(1,890)	-	(4,710)
Net income	$9,563	$14,367	$3,003	$(17,370)	$9,563
Other comprehensive income related to available-for-sale securities, net of tax	1,948	-	(1)	1	1,948
Comprehensive income	$11,511	$14,367	$3,002	$(17,369)	$11,511

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statement of Cash Flows

	Three Months Ended March 31, 2017
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$24,806	$21,945	$47,135	$-	$93,886
Net cash provided by (used in) investing activities	23,051	(57)	139	(24,633)	(1,500)
Financing activities:
Payments from (advances to) subsidiaries	-	(20,811)	(3,822)	24,633	-
Mortgage repurchase facility	-	-	(43,943)	-	(43,943)
Dividend payments	(12,897)	-	-	-	(12,897)
Proceeds from exercise of stock options	1,607	-	-	-	1,607
Net cash provided by (used in) financing activities	(11,290)	(20,811)	(47,765)	24,633	(55,233)

Net increase in cash and cash equivalents	36,567	1,077	(491)	-	37,153
Cash and cash equivalents:
Beginning of period	255,679	3,408	23,822	-	282,909
End of period	$292,246	$4,485	$23,331	$-	$320,062

	Three Months Ended March 31, 2016
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$12,225	$(62,160)	$34,950	$-	$(14,985)
Net cash provided by (used in) investing activities	(45,433)	(528)	(976)	60,111	13,174
Financing activities:
Payments from (advances to) subsidiaries	-	62,837	(2,726)	(60,111)	-
Mortgage repurchase facility	-	-	(28,390)	-	(28,390)
Dividend payments	(12,252)	-	-	-	(12,252)
Net cash provided by (used in) financing activities	(12,252)	62,837	(31,116)	(60,111)	(40,642)

Net increase in cash and cash equivalents	(45,460)	149	2,858	-	(42,453)
Cash and cash equivalents:
Beginning of period	141,245	3,097	36,646	-	180,988
End of period	$95,785	$3,246	$39,504	$-	$138,535

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are based upon management’s experiences, observations, and analyses. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in "Item 1A: Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2016 and this Quarterly Report on Form 10-Q.

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$563,479	$394,420
Land sale revenues	247	2,324
Total home and land sale revenues	563,726	396,744
Home cost of sales	(468,942)	(330,026)
Land cost of sales	(211)	(1,663)
Inventory impairments	(4,850)	-
Total cost of sales	(474,003)	(331,689)
Gross margin	89,723	65,055
Gross margin %	15.9%	16.4%
Selling, general and administrative expenses	(66,298)	(56,277)
Interest and other income	2,327	1,850
Other expense	(351)	(1,541)
Other-than-temporary impairment of marketable securities	(50)	(431)
Homebuilding pretax income	25,351	8,656

Financial Services:
Revenues	17,979	11,017
Expenses	(7,898)	(6,241)
Interest and other income	979	841
Other-than-temporary impairment of marketable securities	(51)	-
Financial services pretax income	11,009	5,617

Income before income taxes	36,360	14,273
Provision for income taxes	(14,111)	(4,710)
Net income	$22,249	$9,563

Earnings per share:
Basic	$0.43	$0.19
Diluted	$0.43	$0.19

Weighted average common shares outstanding:
Basic	51,340,890	51,269,370
Diluted	51,590,017	51,275,117

Dividends declared per share	$0.25	$0.24

Cash provided by (used in):
Operating Activities	$93,886	$(14,985)
Investing Activities	$(1,500)	$13,174
Financing Activities	$(55,233)	$(40,642)

Overview

Industry Conditions

The homebuilding industry experienced a strong start to the selling season during the 2017 first quarter, supported by positive economic conditions, such as the highest consumer confidence measures seen since the year 2000 and solid levels of employment, personal income and household formation. These conditions, in addition to a low supply of new homes, drove strong demand levels in many markets, despite concerns about interest rate increases after two Federal Reserve rate increases since December 2016. Furthermore, we continued to see robust demand from first-time buyers for more affordable new homes.

Three Months Ended March 31, 2017

For the three months ended March 31, 2017, we reported net income of $22.2 million, or $0.43 per diluted share, a 133% increase compared to net income of $9.6 million, or $0.19 per diluted share, for the same period in the prior year. The increase was primarily driven by an improvement in home sale revenues of 43% and a 250 basis point improvement in our selling, general and administrative (“SG&A”) expenses as a percentage of home sale revenues rate (“SG&A rate”) slightly offset by $4.9 million of inventory impairments.

Home sale revenues were up from $394.4 million in the 2016 first quarter to $563.5 million in the 2017 first quarter. This $169.1 million improvement was primarily the result of a 38% increase in the number of homes delivered and, to a lesser extent, a 3% increase in our average selling price. Our improvement in the number of homes delivered was the result of a 24% year-over-year increase in our beginning homes in backlog and a 500 basis point improvement in our backlog conversion rate.

The dollar value of net new home orders increased 3% from the prior year period, driven by a 3% improvement in our number of net new home orders. The year-over-year increase in the number of net new home orders was driven by an 8% increase in our monthly sales absorption pace from 3.26 in the 2016 first quarter to 3.52 for the 2017 first quarter, our highest first quarter absorption pace since 2006. The impact of the increase in absorption pace was partially offset by a 4% year-over-year decrease in our average active community count.

Outlook

We ended the 2017 first quarter with a dollar value of homes in backlog of $1.59 billion, up 11% year-over-year. Although cycle times appear to be stabilizing overall, they remain at high absolute levels, which may offset the benefit of our higher backlog levels. At the same time, we continue to see robust demand for our new more affordable homes, which are generally smaller and less complex to build. We anticipate that these homes will become a larger percentage of our deliveries as the year progresses and should continue to increase in 2018. The positive response to these homes reinforces our belief that the first-time homebuyer may drive growth in new home sales nationwide. Although overall economic conditions remain strong, our optimism is tempered somewhat by uncertainty surrounding how the policies of the new Trump administration will impact the homebuilding industry.

We ended the 2017 first quarter with overall liquidity of $948.6 million and no senior note maturities until 2020. We believe that our financial position at March 31, 2017 provides us with the ability to grow operations as opportunities arise while still providing adequate protection from the historically volatile and cyclical nature of the housing market and domestic and global economies. See "Forward-Looking Statements" below.

Homebuilding

Pretax Income

	Three Months Ended
	March 31,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
West	$15,455	$9,698	$5,757	59%
Mountain	18,230	10,084	8,146	81%
East	2,642	1,367	1,275	93%
Corporate	(10,976)	(12,493)	1,517	(12)%
Total homebuilding pretax income	$25,351	$8,656	$16,695	193%

Homebuilding pretax income for the 2017 first quarter was $25.4 million, an increase of $16.7 million from $8.7 million for the same period in the prior year. The increase was primarily attributable to a 43% increase in home sale revenues and a 250 basis point improvement in our SG&A rate, partly offset by $4.9 million in inventory impairments. The year-over-year increases in pretax income for each of our West, Mountain and East segments were driven primarily by higher home sale revenues of 62%, 27% and 22%, respectively, coupled with improvements in each segment’s SG&A rate. The improvement in our West segment, however, was negatively impacted by $4.1 million inventory impairments. The pretax loss for our Corporate segment was reduced from the prior year primarily as a result of an increase in interest and other income from investments and a decrease in stock-based compensation expense.

Assets

	March 31,	December 31,	Change
	2017	2016	Amount	%
	(Dollars in thousands)
West	$987,835	$1,035,033	$(47,198)	(5)%
Mountain	613,068	571,139	41,929	7%
East	247,896	256,816	(8,920)	(3)%
Corporate	489,636	454,507	35,129	8%
Total homebuilding assets	$2,338,435	$2,317,495	$20,940	1%

Total homebuilding assets increased slightly at March 31, 2017 compared to December 31, 2016. The decreases in our West and East segments were primarily the result of decreases in total inventories. For our West segment, the decline in our total inventories was primarily due to the timing of land acquisition activity during the quarter. The reduction in assets in our East segment is due to reduced land acquisition activity as our returns in this segment have been lower than expected. In our Mountain segment, the increase was driven by (1) higher land and land under development balances due to strong land acquisition activity during the 2017 first quarter, and (2) a higher number of homes completed or under construction as result of an increase in backlog under construction.

Home and land sale revenues

	Three Months Ended
	March 31,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
West	$309,079	$191,375	$117,704	62%
Mountain	173,136	137,824	35,312	26%
East	81,511	67,545	13,966	21%
Total home and land sale revenues	$563,726	$396,744	$166,982	42%

Home and land sale revenues increased $167.0 million year-over-year for the three months ended March 31, 2017. The increase was primarily due to a 38% increase in the number of new home deliveries and, to a lesser extent, a 3% increase in the average selling price of new home deliveries from $434,900 to $448,600.

New Home Deliveries

	Three Months Ended March 31,
	2017			2016			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	188	$55,676	$296.1	160	$45,062	$281.6	18%	24%	5%
California	229	136,483	596.0	125	75,530	604.2	83%	81%	(1)%
Nevada	187	66,133	353.7	107	38,426	359.1	75%	72%	(2)%
Washington	101	50,788	502.9	74	32,357	437.3	36%	57%	15%
West	705	309,080	438.4	466	191,375	410.7	51%	62%	7%
Colorado	336	160,187	476.7	249	121,575	488.3	35%	32%	(2)%
Utah	33	12,704	385.0	39	14,575	373.7	(15)%	(13)%	3%
Mountain	369	172,891	468.5	288	136,150	472.7	28%	27%	(1)%
Maryland	35	16,603	474.4	34	15,806	464.9	3%	5%	2%
Virginia	50	26,529	530.6	40	20,154	503.9	25%	32%	5%
Florida	97	38,376	395.6	79	30,935	391.6	23%	24%	1%
East	182	81,508	447.8	153	66,895	437.2	19%	22%	2%
Total	1,256	$563,479	$448.6	907	$394,420	$434.9	38%	43%	3%

For the three months ended March 31, 2017, nearly all our markets experienced year-over-year increases in the number of homes delivered due primarily to significant year-over-year improvements in the number of units in backlog to begin the quarter coupled with improved backlog conversion rates in most of our markets. While we continue to experience higher cycle times in many of our markets, overall they have recently stabilized, in large part due to improvements in Colorado and California, allowing us to increase our backlog conversion rate year-over-year for the first time in 11 quarters, from 39% in the 2016 first quarter to 44% in the 2017 first quarter. As cycle times remain high in many of our major markets, we will likely continue to experience lower seasonal backlog conversion rates relative to same-quarter historic averages going forward.  See "Forward-Looking Statements" below.

Our average selling price of homes delivered was relatively flat year-over-year for most of our markets. Our Washington market was the one exception with a significant year-over-year increase in average selling price, driven primarily by a positive shift in the mix of homes delivered and, to a lesser extent, price increases previously implemented.

Gross Margin

Our gross margin from home sales percentage for the three months ended March 31, 2017 decreased year-over-year from 16.3% to 15.9%. The 2017 first quarter included $4.9 million of inventory impairments while our 2016 first quarter included $3.0 million of expense to adjust our warranty accrual.

Inventory Impairments

Impairments of homebuilding inventory by segment for the three months ended March 31, 2017 are shown in the table below. No such impairments were recorded during the same period in 2016.

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
West	$4,100	$-
Mountain	-	-
East	750	-
Total Inventory Impairments	$4,850	$-

The table below provides quantitative data, for the periods presented, used in determining the fair value of the impaired inventory.

	Impairment Data				Quantitative Data
Three Months Ended	Total Subdivisions Tested	Inventory Impairments	Fair Value of Inventory After Impairments	Number of Subdivisions Impaired	Discount Rate
	(Dollars in thousands)
March 31, 2017	33	$4,850	$19,952	2	12%	to	18%
March 31, 2016	14	$-	$-	-		N/A

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2017	2016	Change
	(Dollars in thousands)
General and administrative expenses	$32,369	$31,465	$904
General and administrative expenses as a percentage of home sale revenues	5.7%	8.0%	(230) bps

Marketing expenses	$15,124	$12,034	$3,090
Marketing expenses as a percentage of home sale revenues	2.7%	3.1%	(40) bps

Commissions expenses	$18,805	$12,778	$6,027
Commissions expenses as a percentage of home sale revenues	3.3%	3.2%	10 bps

Total selling, general and administrative expenses	$66,298	$56,277	$10,021
Total selling, general and administrative expenses as a percentage of home sale revenues (SG&A Rate)	11.8%	14.3%	(250) bps

For the three months ended March 31, 2017, we experienced a $10.0 million increase in selling, general and administrative expenses while our SG&A rate improved 250 basis points. The improvement in our SG&A rate was driven primarily by an increased ability to leverage our fixed overhead as a result of our 43% increase in home sale revenues and, to a lesser extent, a decline in our stock-based compensation expense.

Our commissions expenses are variable with home sale revenues while a significant portion of our marketing expenses are somewhat variable with home sale revenues. The increase in both periods for these line items is primarily due to our year-over-year increases in home sale revenues.

Other Homebuilding Operating Data

Net New Orders:

	Three Months Ended March 31,
	2017				2016				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate
	(Dollars in thousands)
Arizona	216	$66,146	$306.2	2.80	223	$65,566	$294.0	2.38	(3)%	1%	4%	18%
California	243	151,023	621.5	4.05	229	140,369	613.0	3.72	6%	8%	1%	9%
Nevada	295	97,496	330.5	4.80	229	77,446	338.2	3.59	29%	26%	(2)%	34%
Washington	139	72,734	523.3	4.03	124	58,639	472.9	3.01	12%	24%	11%	34%
West	893	387,399	433.8	3.83	805	342,020	424.9	3.09	11%	13%	2%	24%
Colorado	501	233,286	465.6	4.31	493	229,119	464.7	4.11	2%	2%	0%	5%
Utah	56	22,806	407.3	2.02	66	23,794	360.5	2.84	(15)%	(4)%	13%	(29)%
Mountain	557	256,092	459.8	3.87	559	252,913	452.4	3.90	(0)%	1%	2%	(1)%
Maryland	51	21,996	431.3	1.79	89	46,760	525.4	2.58	(43)%	(53)%	(18)%	(31)%
Virginia	64	33,531	523.9	3.28	85	41,378	486.8	3.33	(25)%	(19)%	8%	(2)%
Florida	131	50,985	389.2	2.30	108	42,907	397.3	2.57	21%	19%	(2)%	(11)%
East	246	106,512	433.0	2.34	282	131,045	464.7	2.76	(13)%	(19)%	(7)%	(15)%
Total	1,696	$750,003	$442.2	3.52	1,646	$725,978	$441.1	3.26	3%	3%	0%	8%

* Calculated as total net new orders in period ÷ average active communities during period ÷ number of months in period

For the three months ended March 31, 2017, the dollar value of net new orders increased 3% compared to the same period in the prior year, primarily due to an increase in the number of net new orders. The increase in the number of net new orders was the result of a year-over-year increase in our monthly sales absorption pace to 3.52, our highest first quarter absorption pace since 2006. The improved absorption pace was partially offset by fewer average active communities, which are further discussed in the section below. We experienced large absorption pace increases in our West segment, particularly in our Washington, Nevada and Arizona markets. For our Washington and Nevada markets, the improved absorption paces were the result of improving demand in our communities that have been open for sales over the last twelve months. In our Arizona and Colorado markets, strong demand from recently opened communities, particularly those that offer our line of more affordable homes, drove the increases in absorption pace. Utah and all of our markets in our East segment experienced declines in their respective absorption paces as a result of reduced demand for some of the older communities in those markets. In our Florida market, despite the decrease in demand, net new orders increased due to a 36% year-over-year increase in average active communities.

The average selling price of net new orders in our Maryland market was negatively impacted by a shift in mix to lower priced communities, which resulted in a further decrease in the dollar value of net new orders. The improved average selling price in our Utah and Washington markets was the result of price increases implemented in certain communities. Our Washington market also benefited from a shift in the mix of deliveries to higher priced communities.

Active Subdivisions:

				Average Active Subdivisions
	Active Subdivisions			Three Months Ended
	March 31,		%	March 31,		%
	2017	2016	Change	2017	2016	Change
Arizona	27	30	(10)%	26	31	(16)%
California	19	21	(10)%	20	21	(5)%
Nevada	21	23	(9)%	21	21	0%
Washington	10	12	(17)%	12	14	(14)%
West	77	86	(10)%	79	87	(9)%
Colorado	40	40	0%	39	40	(3)%
Utah	8	8	0%	9	8	13%
Mountain	48	48	0%	48	48	0%
Maryland	9	13	(31)%	10	12	(17)%
Virginia	5	7	(29)%	7	9	(22)%
Florida	21	15	40%	19	14	36%
East	35	35	0%	36	35	3%
Total	160	169	(5)%	163	170	(4)%

At March 31, 2017, we had 160 active subdivisions, a 5% decrease from March 31, 2016. In Virginia and Maryland, we have tempered our land acquisition activity over the past two years as our recent returns in these markets have been lower than expected. For all remaining markets, the year-over-year changes were primarily driven by the timing of opening new communities versus closing out older ones.

Cancellation Rate:

	Cancellations As a Percentage of Gross Sales			Cancellations As a Percentage of Homes in Beginning Backlog
	Three Months Ended March 31,		Change in	Three Months Ended March 31,		Change in
	2017	2016	Percentage	2017	2016	Percentage
Arizona	20%	22%	(2)%	17%	20%	(3)%
California	21%	20%	1%	13%	17%	(4)%
Nevada	11%	14%	(3)%	11%	19%	(8)%
Washington	19%	18%	1%	14%	15%	(1)%
West	17%	19%	(2)%	14%	18%	(4)%
Colorado	18%	13%	5%	11%	9%	2%
Utah	18%	20%	(2)%	12%	15%	(3)%
Mountain	18%	14%	4%	11%	10%	1%
Maryland	27%	20%	7%	21%	24%	(3)%
Virginia	23%	14%	9%	17%	14%	3%
Florida	19%	27%	(8)%	12%	22%	(10)%
East	22%	21%	1%	15%	21%	(6)%
Total	18%	18%	0%	13%	15%	(2)%

Our cancellations as a percentage of homes in beginning backlog to start the quarter (“cancellation rate”) for the 2017 first quarter was slightly improved from the 2016 first quarter. The 10% and 8% improvements in our cancellation rates in our Florida and Nevada markets were primarily the result of improvements in management’s process prior to accepting a sale and while the home is in backlog.

Backlog:

	March 31,
	2017			2016			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	350	$116,984	$334.2	384	$116,646	$303.8	(9)%	0%	10%
California	495	331,926	670.6	446	297,790	667.7	11%	11%	0%
Nevada	415	140,611	338.8	317	107,850	340.2	31%	30%	(0)%
Washington	275	144,055	523.8	229	109,733	479.2	20%	31%	9%
West	1,535	733,576	477.9	1,376	632,019	459.3	12%	16%	4%
Colorado	1,129	548,614	485.9	1,066	516,264	484.3	6%	6%	0%
Utah	127	52,179	410.9	135	48,215	357.1	(6)%	8%	15%
Mountain	1,256	600,793	478.3	1,201	564,479	470.0	5%	6%	2%
Maryland	108	50,837	470.7	145	70,575	486.7	(26)%	(28)%	(3)%
Virginia	125	68,933	551.5	146	76,790	526.0	(14)%	(10)%	5%
Florida	300	132,845	442.8	203	89,046	438.7	48%	49%	1%
East	533	252,615	473.9	494	236,411	478.6	8%	7%	(1)%
Total	3,324	$1,586,984	$477.4	3,071	$1,432,909	$466.6	8%	11%	2%

At March 31, 2017, we had 3,324 homes in backlog with a total value of $1.59 billion, representing a year-over-year increase of 253 homes and $154.1 million from March 31, 2016. Most of our markets experienced year-over-year growth in the dollar value of backlog primarily as a result of strong sales activity over the last-twelve months. Slightly extended cycle times in certain of our larger markets have also somewhat contributed to the growth in backlog. Backlog in our Maryland and Virginia markets declined from March 31, 2016 as a result of reduced sales activity over the last-twelve months, due to lower community count and reduced demand levels.

Homes Completed or Under Construction (WIP lots):

	March 31,		%
	2017	2016	Change
Unsold:
Completed	82	133	(38)%
Under construction	212	266	(20)%
Total unsold started homes	294	399	(26)%
Sold homes under construction or completed	2,322	2,169	7%
Model homes under construction or completed	324	296	9%
Total homes completed or under construction	2,940	2,864	3%

Throughout 2016, we focused on build-to-order homes and limited the number of unsold homes in inventory, giving our customers the best opportunity to personalize their homes. As a result, our supply of unsold homes has declined by 26% year-over-year from March 31, 2016. However, this decline was more than offset by a 7% increase in sold homes under construction or completed as a result of our higher backlog, and a 9% increase in our model homes, resulting in a 3% increase in our total homes completed or under construction.

Lots Owned and Optioned (including homes completed or under construction):

	March 31, 2017			March 31, 2016
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total	Total % Change
Arizona	1,736	271	2,007	1,575	247	1,822	10%
California	1,526	245	1,771	1,754	232	1,986	(11)%
Nevada	1,827	251	2,078	2,234	-	2,234	(7)%
Washington	762	-	762	892	19	911	(16)%
West	5,851	767	6,618	6,455	498	6,953	(5)%
Colorado	4,265	1,398	5,663	3,892	819	4,711	20%
Utah	350	49	399	403	72	475	(16)%
Mountain	4,615	1,447	6,062	4,295	891	5,186	17%
Maryland	196	79	275	354	199	553	(50)%
Virginia	336	-	336	528	152	680	(51)%
Florida	845	739	1,584	1,035	194	1,229	29%
East	1,377	818	2,195	1,917	545	2,462	(11)%
Total	11,843	3,032	14,875	12,667	1,934	14,601	2%

Our total owned and optioned lots at March 31, 2017 were 14,875, up 2% from March 31, 2016. The decline in lots controlled in our Maryland and Virginia markets is primarily due to reduced land acquisition activity beginning in 2016, as our recent returns in these markets have been lower than expected. We believe that our total lot supply of approximately 2.8 years (which is based on our last-twelve months deliveries and is within our stated strategic range), coupled with our planned acquisition activity for all other markets, can support deliveries growth in future periods. See "Forward-Looking Statements" below.

Financial Services

	Three Months Ended
	March 31,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Financial services revenues
Mortgage operations	$12,183	$6,870	$5,313	77%
Other	5,796	4,147	1,649	40%
Total financial services revenues	$17,979	$11,017	$6,962	63%

Financial services pretax income
Mortgage operations	$7,566	$3,323	$4,243	128%
Other	3,443	2,294	1,149	50%
Total financial services pretax income	$11,009	$5,617	$5,392	96%

For the three months ended March 31, 2017, our financial services pretax income was up $5.4 million, or 96% from the same period in the prior year. The year-over-year increase in pretax income was primarily due to our mortgage operations segment having: (1) increases in the dollar value of loans locked, originated, and sold; and (2) higher gains on loans locked and originated. Our other financial services segment also experienced a year-over-year improvement in pretax income with an increase of $1.1 million, or 50%, primarily due to increased construction activity and deliveries.

The following table sets forth information for our mortgage operations segment relating to mortgage loans originated and capture rate. “Capture rate” is defined as the number of mortgage loans originated by our mortgage operations segment for our homebuyers as a percent of our total home closings.

	Three Months Ended		% or
	March 31,		Percentage
	2017	2016	Change
	(Dollars in thousands)
Total Originations (including transfer loans):
Loans	786	526	49%
Principal	$273,346	$180,962	51%
Capture Rate Data:
Capture rate as % of all homes delivered	62%	57%	5%
Capture rate as % of all homes delivered (excludes cash sales)	66%	60%	6%
Mortgage Loan Origination Product Mix:
FHA loans	20%	20%	0%
Other government loans (VA & USDA)	24%	24%	0%
Total government loans	44%	44%	0%
Conventional loans	56%	56%	0%
	100%	100%	0%
Loan Type:
Fixed rate	97%	97%	0%
ARM	3%	3%	0%
Credit Quality:
Average FICO Score	736	733	0%
Other Data:
Average Combined LTV ratio	83%	84%	(1)%
Full documentation loans	100%	100%	0%
Loans Sold to Third Parties:
Loans	908	625	45%
Principal	$316,141	$213,426	48%

Income Taxes

For the three months ended March 31, 2017, we had income tax expenses of $14.1 million, which was based on an effective income tax rate of 38.8%. For the three months ended March 31, 2016, we had income tax expenses of $4.7 million, which was based on an effective income tax rate of 33.0%. The year-over-year increase in our effective tax rate was primarily the result of (1) our 2016 first quarter estimate of our full year effective tax rate including an estimate for energy credits whereas our estimate for the 2017 full year includes no such estimate as a credit for 2017 has not been approved by the U.S. Congress and (2) establishment of a valuation allowance against certain state net operating loss carryforwards where realization is more uncertain at this time.

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

Our critical accounting estimates and policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

We have marketable equity securities that consist primarily of holdings in corporate equities.

Capital Resources

Our capital structure is primarily a combination of (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our 5⅝% senior notes due 2020, 5½% senior notes due 2024 and our 6% senior notes due 2043; (3) our Revolving Credit Facility and (4) our Mortgage Repurchase Facility (defined below). Because of our current balance of cash, cash equivalents, marketable securities, ability to access the capital markets, and available capacity under both our Revolving Credit Facility and Mortgage Repurchase Facility, we believe that our capital resources are adequate to satisfy our short and long-term capital requirements, including meeting future payments on our senior notes as they become due. See "Forward-Looking Statements" below.

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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of March 31, 2017.

As of March 31, 2017, we had $15.0 million in borrowings and $25.1 million in letters of credit outstanding under the Revolving Credit Facility, leaving remaining borrowing capacity of $509.9 million.

Mortgage Repurchase Facility. HomeAmerican entered into an Amended and Restated Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”), effective September 16, 2016. The Mortgage Repurchase Facility amends and restates the prior Master Repurchase Agreement with USBNA dated as of November 12, 2008, as amended, which contained similar terms. The Mortgage Repurchase Facility increases the facility amount from $50 million to $75 million, extends the expiration date to September 15, 2017, adjusts the facility’s sublimits, expands the types of eligible loans, and reduces the facility fee. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased on March 29, 2017 from $75 million to $100 million and was effective through April 27, 2017. The Mortgage Repurchase Facility also had a temporary increase in the maximum aggregate commitment from $75 million to $125 million from December 27, 2016 through January 25, 2017. At March 31, 2017 and December 31, 2016, HomeAmerican had $70.5 million and $114.5 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is LIBOR-based. The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of March 31, 2017.

Dividends

During the three months ended March 31, 2017 and 2016, we paid dividends of $0.25 per share and $0.24 per share, respectively.

MDC Common Stock Repurchase Program

At March 31, 2017, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the three months ended March 31, 2017.

Consolidated Cash Flow

During the three months ended March 31, 2017, we generated $93.9 million of cash from operating activities, primarily due to (1) a $41.4 million decrease in mortgage loans held-for-sale, (2) net income of $22.2 million, (3) an $8.2 million decrease in inventory, (4) an $8.1 million increase in accounts payable and accrued liabilities, and (5) a $7.3 million decrease in trade and other receivables.

During the three months ended March 31, 2017, we used $1.5 million of cash for investing activities, primarily attributable to the purchase of $1.1 million in property and equipment.

During the three months ended March 31, 2017, we used $55.2 million in cash for financing activities, primarily related to payments of $43.9 million on our mortgage repurchase facility and dividend payments totaling $12.9 million. These amounts were slightly offset by proceeds of $1.6 million from the exercise of stock options.

Off-Balance Sheet Arrangements

Lot Option Purchase Contracts. In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At March 31, 2017, we had deposits of $8.0 million in the form of cash and $2.1 million in the form of letters of credit that secured option contracts to purchase 3,032 lots for a total estimated purchase price of $273.3 million.

Surety Bonds and Letters of Credit. At March 31, 2017, we had outstanding surety bonds and letters of credit totaling $173.3 million and $52.9 million, respectively, including $27.8 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $43.4 million and $20.0 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

We have made no material guarantees with respect to third-party obligations.

IMPACT OF INFLATION, CHANGING PRICES AND ECONOMIC CONDITIONS

The impact of inflation and changing prices have not changed materially from the disclosure in our December 31, 2016 Annual Report on Form 10-K.

OTHER

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, as well as statements made by us in periodic press releases, oral statements made by our officials in the course of presentations about the Company and conference calls in connection with quarterly earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operations, cash flows, strategies and prospects. These forward-looking statements may be identified by terminology such as “likely,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be considered. Additionally, information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 and Item 1A of Part II of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our cash and investment policy and strategy is to achieve an appropriate investment return while preserving principal and managing risk. Our cash and cash equivalents may include immediately available commercial bank deposits, commercial paper, money market funds, certificates of deposit and time deposits. Our marketable securities consist of holdings in corporate equities, preferred stock and exchange traded funds. The market value and/or income derived from our equity securities can be negatively impacted by a number of market risk factors, including changes in interest rates, general economic conditions and equity markets. As of March 31, 2017, we had marketable securities in unrealized loss positions totaling $0.6 million, against which we recorded impairments totaling $0.1 million during the current quarter. For the remaining marketable securities in unrealized loss positions totaling $0.5 million, there can be no assurances that the cost basis of these securities will be recovered in the future. If we elect to sell, or are otherwise were required to sell these securities, we could be required to record losses if the market values do not increase prior to any sales. Such losses, if any, would be recorded as a component of our results of operations.

We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments and debt. Derivative instruments utilized in the normal course of business by HomeAmerican include interest rate lock commitments and forward sales of mortgage-backed securities, which are used to manage the price risk on fluctuations in interest rates on our mortgage loans in inventory and interest rate lock commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed at March 31, 2017 had an aggregate principal balance of $122.8 million, all of which were under interest rate lock commitments at an average interest rate of 4.23%. In addition, HomeAmerican had mortgage loans held-for-sale with an aggregate principal balance of $97.4 million at March 31, 2017, of which $28.6 million had not yet been committed to a mortgage purchaser and had an average interest rate of 4.12%. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale that had not yet been committed to a mortgage purchaser, HomeAmerican had forward sales of securities totaling $104.5 million at March 31, 2017.

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

(b) Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no significant changes in the risk factors previously identified as being attendant to our business in our Annual Report on Form 10-K for the year ended December 31, 2016. For a more complete discussion of other risk factors that affect our business, see “Risk Factors” in our Form 10-K for the year ended December 31, 2016, which include the following:

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

The Company did not repurchase any shares during the three months ended March 31, 2017. Additionally, there were no sales of unregistered equity securities during the period.

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

101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2017	M.D.C. HOLDINGS, INC. (Registrant)

	By:	/s/ Robert N. Martin
Robert N. Martin
Senior Vice President, Chief Financial Officer and Principal Accounting Officer (principal financial officer and duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.