Form 10-Q
period 2017-06-30
MDC HOLDINGS INC
filed 2017-08-01
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

As of July 31, 2017, 51,877,619 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2017

PART I

ITEM 1.     Unaudited Consolidated Financial Statements

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets.

	June 30,	December 31,
	2017	2016
	(Dollars in thousands, except
	per share amounts)
	(Unaudited)
ASSETS

Homebuilding:
Cash and cash equivalents	$314,814	$259,087
Marketable securities	65,268	59,770
Restricted cash	5,027	3,778
Trade and other receivables	37,747	42,492
Inventories:
Housing completed or under construction	909,911	874,199
Land and land under development	846,825	884,615
Total inventories	1,756,736	1,758,814
Property and equipment, net	27,194	28,041
Deferred tax asset, net	62,446	74,888
Metropolitan district bond securities (related party)	31,864	30,162
Prepaid and other assets	67,009	60,463
Total homebuilding assets	2,368,105	2,317,495
Financial Services:
Cash and cash equivalents	23,162	23,822
Marketable securities	38,666	36,436
Mortgage loans held-for-sale, net	95,283	138,774
Other assets	11,195	12,062
Total financial services assets	168,306	211,094
Total Assets	$2,536,411	$2,528,589
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$48,327	$42,088
Accrued liabilities	148,199	144,566
Revolving credit facility	15,000	15,000
Senior notes, net	842,232	841,646
Total homebuilding liabilities	1,053,758	1,043,300
Financial Services:
Accounts payable and accrued liabilities	49,873	50,734
Mortgage repurchase facility	69,127	114,485
Total financial services liabilities	119,000	165,219
Total Liabilities	1,172,758	1,208,519
Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 51,862,230 and 51,485,090 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	519	515
Additional paid-in-capital	992,870	983,532
Retained earnings	344,263	313,952
Accumulated other comprehensive income	26,001	22,071
Total Stockholders' Equity	1,363,653	1,320,070
Total Liabilities and Stockholders' Equity	$2,536,411	$2,528,589

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share amounts)
	(Unaudited)
Homebuilding:
Home sale revenues	$647,620	$571,195	$1,211,099	$965,615
Land sale revenues	1,351	316	1,598	2,640
Total home and land sale revenues	648,971	571,511	1,212,697	968,255
Home cost of sales	(539,077)	(475,836)	(1,008,019)	(805,862)
Land cost of sales	(1,202)	(216)	(1,413)	(1,879)
Inventory impairments	-	(1,600)	(4,850)	(1,600)
Total cost of sales	(540,279)	(477,652)	(1,014,282)	(809,341)
Gross margin	108,692	93,859	198,415	158,914
Selling, general and administrative expenses	(70,709)	(64,440)	(137,007)	(120,717)
Interest and other income	2,847	2,553	5,174	3,489
Other expense	(666)	(278)	(1,017)	(905)
Other-than-temporary impairment of marketable securities	(1)	(288)	(51)	(719)
Homebuilding pretax income	40,163	31,406	65,514	40,062

Financial Services:
Revenues	19,073	15,823	37,052	26,840
Expenses	(8,500)	(7,543)	(16,398)	(13,784)
Interest and other income	1,238	772	2,217	1,613
Other-than-temporary impairment of marketable securities	(80)	-	(131)	-
Financial services pretax income	11,731	9,052	22,740	14,669

Income before income taxes	51,894	40,458	88,254	54,731
Provision for income taxes	(18,023)	(13,545)	(32,134)	(18,255)
Net income	$33,871	$26,913	$56,120	$36,476

Other comprehensive income related to available for sale securities, net of tax	1,944	895	3,930	2,843
Comprehensive income	$35,815	$27,808	$60,050	$39,319

Earnings per share:
Basic	$0.65	$0.52	$1.09	$0.71
Diluted	$0.64	$0.52	$1.07	$0.71

Weighted average common shares outstanding
Basic	51,514,309	51,293,917	51,428,079	51,281,643
Diluted	52,444,123	51,304,829	52,065,968	51,291,359

Dividends declared per share	$0.25	$0.24	$0.50	$0.48

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2017	2016
	(Dollars in thousands)
	(Unaudited)
Operating Activities:
Net income	$56,120	$36,476
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	2,038	6,163
Depreciation and amortization	2,704	2,367
Inventory impairments	4,850	1,600
Other-than-temporary impairment of marketable securities	182	719
Gain on sale of marketable securities	(1,758)	(262)
Deferred income tax expense	10,033	7,873
Net changes in assets and liabilities:
Restricted cash	(1,249)	(196)
Trade and other receivables	5,419	(26,235)
Mortgage loans held-for-sale	43,491	(3,029)
Housing completed or under construction	(39,707)	(186,805)
Land and land under development	37,521	122,701
Prepaid expenses and other assets	(7,602)	(2,975)
Accounts payable and accrued liabilities	8,845	19,517
Net cash provided by (used in) operating activities	120,887	(22,086)

Investing Activities:
Purchases of marketable securities	(12,043)	(15,426)
Sales of marketable securities	11,450	50,765
Purchases of property and equipment	(1,364)	(3,117)
Net cash provided by (used in) investing activities	(1,957)	32,222

Financing Activities:
Advances (payments) on mortgage repurchase facility, net	(45,358)	4,686
Dividend payments	(25,809)	(24,504)
Proceeds from exercise of stock options	7,304	-
Net cash used in financing activities	(63,863)	(19,818)

Net increase (decrease) in cash and cash equivalents	55,067	(9,682)
Cash and cash equivalents:
Beginning of period	282,909	180,988
End of period	$337,976	$171,306

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. ("MDC," “the Company," “we,” “us,” or “our,” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at June 30, 2017 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") and created ASC Topic 606 (“ASC 606”), which is a comprehensive new revenue recognition model. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for our interim and annual reporting periods beginning January 1, 2018, and is to be adopted using either a full retrospective or modified retrospective transition method. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We expect to adopt the new standard under the modified retrospective approach in the 2018 first quarter. Although we are still in the process of evaluating our contracts and updating our accounting policies, we do not believe the adoption of ASU 2014-09 will have a material impact on the amount or timing of our recognition of revenues. While we are still evaluating the accounting for marketing costs under ASC 606, there is a possibility that the adoption of ASU 2014-09 will impact the timing of recognition and classification in our consolidated financial statements of certain marketing costs we incur to obtain sales contracts from our customers. For example, there are various marketing costs that we currently capitalize and amortize with each home delivered in a community. Under the new guidance, these costs may need to be expensed immediately. We are continuing to evaluate the exact impact ASU 2014-09 will have on recording revenue and our marketing costs in our consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which makes a number of changes to the current GAAP model, including changes to the accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Under ASU 2016-01, we will primarily be impacted by the changes to accounting for equity instruments with readily determinable fair values as they will no longer be permitted to be classified as available-for-sale (changes in fair value reported through other comprehensive income) and instead, all changes in fair value will be reported in earnings. ASU 2016-01 is effective for our interim and annual reporting periods beginning January 1, 2018 and is to be applied using a modified retrospective transition method. Early adoption of the applicable guidance from ASU 2016-01 is not permitted. Given the significant amount of our investments in equity securities, and assuming we have a similar level of investments when this guidance is adopted, we would expect that the impact to our consolidated statements of operations and comprehensive income from this update could be material. Furthermore, depending on trends in the stock market, we may see increased volatility in our consolidated statements of operations and comprehensive income.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. ASU 2016-09 became effective for us in the 2017 first quarter. The primary impact from this guidance, on a prospective basis, will be to our provision for income taxes line item on our consolidated statements of operations and comprehensive income. Any excess tax benefits or deficiencies from (1) the exercise or expiration of options or (2) the vesting of stock awards will now be recognized through our income tax provision as opposed to additional paid-in capital (to the extent we had a sufficient pool of windfall tax benefits). As a result of exercises of stock options and vesting of stock awards during the three and six months ended June 30, 2017, $0.1 million in excess tax benefits were recognized in our tax provision for each period. Furthermore, as of June 30, 2017, we had options covering approximately 567,000 shares (1) with exercise prices above the MDC closing share price at June 30, 2017 and (2) that will have their ability to exercise expire at some point during the 2017 fourth quarter. If the exercise price continues to be greater than the share price of MDC throughout 2017, these options will likely expire unexercised and as a result, we could recognize approximately $2.6 million in additional expense in our provision for income taxes line item on our consolidated statements of operations and comprehensive income in 2017. Another provision of ASU 2016-09 that is relevant to the Company is the classification of excess tax benefits on the statement of cash flows, which was adopted on a prospective basis. This provision did not have a material effect on the statement of cash flows and is not expected to have a material impact on the statement of cash flows in future quarterly or annual filings. Adoption of ASU 2016-09 was not material to our statement of cash flows for the periods presented and we do not anticipate it will be material in 2017.

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

The following table summarizes home and land sale revenues for our homebuilding operations and revenues for our financial services operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Homebuilding	(Dollars in thousands)
West	$323,758	$270,031	$632,837	$461,406
Mountain	224,356	190,334	397,492	328,158
East	100,857	111,146	182,368	178,691
Total homebuilding revenues	$648,971	$571,511	$1,212,697	$968,255

Financial Services
Mortgage operations	$12,697	$10,702	$24,880	$17,572
Other	6,376	5,121	12,172	9,268
Total financial services revenues	$19,073	$15,823	$37,052	$26,840

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The following table summarizes pretax income (loss) for our homebuilding and financial services operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Homebuilding	(Dollars in thousands)
West	$21,134	$15,740	$36,589	$25,438
Mountain	24,541	20,748	42,771	30,832
East	4,734	4,500	7,376	5,867
Corporate	(10,246)	(9,582)	(21,222)	(22,075)
Total homebuilding pretax income	$40,163	$31,406	$65,514	$40,062

Financial Services
Mortgage operations	$7,670	$6,445	$15,236	$9,768
Other	4,061	2,607	7,504	4,901
Total financial services pretax income	$11,731	$9,052	$22,740	$14,669

Total pretax income	$51,894	$40,458	$88,254	$54,731

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

	June 30,	December 31,
	2017	2016
Homebuilding assets	(Dollars in thousands)
West	$1,005,590	$1,035,033
Mountain	630,621	571,139
East	230,096	256,816
Corporate	501,798	454,507
Total homebuilding assets	$2,368,105	$2,317,495

Financial services assets
Mortgage operations	$107,904	$153,182
Other	60,402	57,912
Total financial services assets	$168,306	$211,094

Total assets	$2,536,411	$2,528,589

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

4.	Earnings Per Share

ASC 260 requires a company that has participating security holders (for example, holders of unvested restricted stock that have non-forfeitable dividend rights) to utilize the two-class method for calculating earnings per share (“EPS”) unless the treasury stock method results in lower EPS. The two-class method is an allocation of earnings/(loss) between the holders of common stock and a company’s participating security holders. Under the two-class method, earnings/(loss) for the reporting period are allocated between common shareholders and other security holders based on their respective rights to receive distributed earnings (i.e., dividends) and undistributed earnings (i.e., net income/(loss)). Our common shares outstanding are comprised of shareholder owned common stock and participating security holders consisting of shareholders of unvested restricted stock. Basic EPS is calculated by dividing income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding, excluding participating shares in accordance with ASC 260. To calculate diluted EPS, basic EPS is further adjusted to include the effect of potential dilutive stock options outstanding. The following table shows our basic and diluted EPS calculations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share amounts)
Numerator
Net income	$33,871	$26,913	$56,120	$36,476
Less: distributed earnings allocated to participating securities	(61)	(39)	(128)	(79)
Less: undistributed earnings allocated to participating securities	(98)	(47)	(140)	(36)
Net income attributable to common stockholders (numerator for basic earnings per share)	33,712	26,827	55,852	36,361
Add back: undistributed earnings allocated to participating securities	98	47	140	36
Less: undistributed earnings reallocated to participating securities	(96)	(47)	(138)	(36)
Numerator for diluted earnings per share under two class method	$33,714	$26,827	$55,854	$36,361

Denominator
Weighted-average common shares outstanding	51,514,309	51,293,917	51,428,079	51,281,643
Add: dilutive effect of stock options	929,814	10,912	637,889	9,716
Denominator for diluted earnings per share under two class method	52,444,123	51,304,829	52,065,968	51,291,359

Basic Earnings Per Common Share	$0.65	$0.52	$1.09	$0.71
Diluted Earnings Per Common Share	$0.64	$0.52	$1.07	$0.71

Diluted EPS for the three and six months ended June 30, 2017 excluded options to purchase approximately 0.9 million and 1.4 million shares of common stock, respectively, because the effect of their inclusion would be anti-dilutive. For the same periods in 2016, diluted EPS excluded options to purchase approximately 6.4 million and 6.5 million shares, respectively. The year-over-year decreases for the three and six months ended June 30, 2017 in anti-dilutive shares and the year-over-year increases in dilutive shares were primarily the result of year-over-year increases in the average price of MDC stock.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

5.	Accumulated Other Comprehensive Income

The following table sets forth our changes in accumulated other comprehensive income (“AOCI”):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Unrealized gains on available-for-sale marketable securities [1] :
Beginning balance	$9,479	$5,016	$7,730	$3,657
Other comprehensive income before reclassifications	2,389	880	4,423	1,404
Amounts reclassified from AOCI [2]	(692)	(552)	(977)	283
Ending balance	$11,176	$5,344	$11,176	$5,344

Unrealized gains on available-for-sale metropolitan district bond securities [1] :
Beginning balance	$14,578	$12,647	$14,341	$12,058
Other comprehensive income before reclassifications	247	567	484	1,156
Amounts reclassified from AOCI	-	-	-	-
Ending balance	$14,825	$13,214	$14,825	$13,214

Total ending AOCI	$26,001	$18,558	$26,001	$18,558

(1)	All amounts net-of-tax.
(2)	See separate table below for details about these reclassifications

The following table sets forth the activity related to reclassifications out of accumulated other comprehensive income related to available for sale securities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Affected Line Item in the Statements of Operations	2017	2016	2017	2016
	(Dollars in thousands)
Homebuilding: Interest and other income	$889	$1,177	$1,411	$262
Homebuilding: Other-than-temporary impairment of marketable securities	(1)	(288)	(51)	(719)
Financial services: Interest and other income	308	-	347	-
Financial services: Other-than-temporary impairment of marketable securities	(80)	-	(131)	-
Income before income taxes	1,116	889	1,576	(457)
Provision for income taxes	(424)	(337)	(599)	174
Net income	$692	$552	$977	$(283)

6.	Fair Value Measurements

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis:

		Fair Value
Financial Instrument	Hierarchy	June 30, 2017	December 31, 2016
		(Dollars in thousands)
Marketable equity securities (available-for-sale)	Level 1	$103,934	$96,206
Mortgage loans held-for-sale, net	Level 2	$95,283	$138,774
Metropolitan district bond securities (related party) (available-for-sale)	Level 3	$31,864	$30,162

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of June 30, 2017 and December 31, 2016.

Cash and cash equivalents, restricted cash, trade and other receivables, prepaid and other assets, accounts payable, accrued liabilities and borrowings on our revolving credit facility. Fair value approximates carrying value.

Marketable securities.  As of June 30, 2017 and December 31, 2016, we held marketable equity securities, which consist of holdings in corporate equities, preferred stock and exchange traded funds. As of June 30, 2017 and December 31, 2016, all of our equity securities were treated as available-for-sale investments and as such, are recorded at fair value with all changes in fair value initially recorded through AOCI, subject to an assessment to determine if an unrealized loss, if applicable, is other-than-temporary.

Each quarter we assess all of our securities in an unrealized loss position for a potential other-than-temporary impairment (“OTTI”). If the unrealized loss is determined to be other-than-temporary, an OTTI is recorded in other-than-temporary impairment of marketable securities in the homebuilding or financial services sections of our consolidated statements of operations and comprehensive income. During the three and six months ended June 30, 2017, we recorded pretax OTTI’s of $0.1 million and $0.2 million, respectively, for certain of our equity securities that were in an unrealized loss position as of the end of each respective period. For the same periods in 2016, we recorded pretax OTTI’s of $0.3 million and $0.7 million, respectively.

The following tables set forth the cost and estimated fair value of our available-for-sale marketable securities:

	June 30, 2017
	Cost Basis	OTTI	Net Cost Basis	Fair Value
	(Dollars in thousands)
Homebuilding equity securities	$50,676	$(556)	$50,120	$65,268
Financial services equity securities	36,125	(337)	35,788	38,666
Total marketable equity securities	$86,801	$(893)	$85,908	$103,934

	December 31, 2016
	Cost Basis	OTTI	Net Cost Basis	Fair Value
	(Dollars in thousands)
Homebuilding equity securities	$48,910	$(685)	$48,225	$59,770
Financial services equity securities	35,885	(373)	35,512	36,436
Total marketable equity securities	$84,795	$(1,058)	$83,737	$96,206

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2017 and December 31, 2016, our marketable equity securities were in net unrealized gain positions totaling $18.0 million and $12.5 million, respectively. Our individual marketable equity securities that were in unrealized loss positions, excluding those that were impaired as part of any OTTI, aggregated to an unrealized loss of $0.7 million and $0.5 million as of June 30, 2017 and December 31, 2016, respectively. The table below sets forth the aggregated unrealized losses for individual equity securities that were in unrealized loss positions but did not have OTTIs recognized. We do not believe the decline in the value of these marketable securities as of June 30, 2017 is other-than-temporary.

	June 30, 2017			December 31, 2016
	Number of Securities in a Loss Position	Aggregate Loss Position	Aggregate Fair Value of Securities in a Loss Position	Number of Securities in a Loss Position	Aggregate Loss Position	Aggregate Fair Value of Securities in a Loss Position
	(Dollars in thousands)
Marketable equity securities	1	$(703)	$1,296	5	$(457)	$6,045

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Gross realized gains on sales of available-for-sale securities	$1,198	$1,379	$1,788	$1,470
Gross realized losses on sales of available-for-sale securities	(1)	(202)	(30)	(1,208)
Net realized gain on sales of available-for-sale securities	$1,197	$1,177	$1,758	$262

Mortgage loans held-for-sale, net.  Our mortgage loans held-for-sale, which are measured at fair value on a recurring basis, include (1) mortgage loans held-for-sale that are under commitments to sell and (2) mortgage loans held-for-sale that are not under commitments to sell. At June 30, 2017 and December 31, 2016, we had $76.1 million and $96.2 million, respectively, of mortgage loans held-for-sale under commitments to sell. The fair value for those loans was based on quoted market prices for those mortgage loans, which are Level 2 fair value inputs. At June 30, 2017 and December 31, 2016, we had $19.2 million and $42.6 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input.

Gains on sales of mortgage loans, net, are included as a component of revenues in the financial services section of our consolidated statements of operations and comprehensive income. For the three and six months ended June 30, 2017, we recorded net gains on the sales of mortgage loans of $10.2 million and $18.7 million, respectively, compared to $6.9 million and $12.5 million for the same periods in the prior year, respectively.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

In accordance with ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”), we adjust the bond principal balance using an interest accretion model that utilizes future cash flows expected to be collected. Furthermore, as this investment is accounted for as an available-for-sale asset, we update its fair value on a quarterly basis, with the adjustment being recorded through AOCI. The fair value is based upon a discounted future cash flow model, which uses Level 3 inputs. The primary unobservable inputs used in our discounted cash flow model are (1) the forecasted number of homes to be closed, as they drive increases to the tax paying base for the Metro District, (2) the forecasted assessed value of those closed homes and (3) the discount rate. Cash receipts, which are scheduled to be received in the fourth quarter, reduce the carrying value of the Metro Bonds. The increases in the value of the Metro Bonds during the past two years are primarily based on a larger percentage of future cash flows coming from homes that have closed, which utilize a lower discount rate as those cash flows have a reduced amount of risk. The table below provides quantitative data, as of June 30, 2017, regarding each unobservable input and the sensitivity of fair value to potential changes in those unobservable inputs.

	Quantitative Data				Sensitivity Analysis
Unobservable Input	Range			Weighted Average	Movement in Fair Value from Increase in Input	Movement in Fair Value from Decrease in Input
Forecasted number of homes closed per year	0	to	120	107	Increase	Decrease
Forecasted assessed value	$465,000	to	$1,200,000	$567,000	Increase	Decrease
Discount rates	5%	to	12%	7.5%	Decrease	Increase

The table set forth below summarizes the activity for our Metro Bonds:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$31,004	$27,277	$30,162	$25,911
Increase in fair value (recorded in other comprehensive income)	398	915	780	1,865
Change due to accretion of principal	462	412	922	828
Cash receipts	-	-	-	-
Balance at end of period	$31,864	$28,604	$31,864	$28,604

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

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
5⅝% Senior Notes due February 2020, net	$247,377	$267,406	$246,915	$265,611
5½% Senior Notes due January 2024, net	248,487	266,958	248,391	258,800
6% Senior Notes due January 2043, net	346,368	326,285	346,340	297,087
Total	$842,232	$860,649	$841,646	$821,498

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

7.	Inventories

The following table sets forth, by reportable segment, information relating to our homebuilding inventories:

	June 30,	December 31,
	2017	2016
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$464,759	$470,503
Mountain	308,177	277,922
East	136,975	125,774
Subtotal	909,911	874,199
Land and Land Under Development:
West	475,237	499,186
Mountain	292,074	271,252
East	79,514	114,177
Subtotal	846,825	884,615
Total Inventories	$1,756,736	$1,758,814

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Impairments of homebuilding inventory by segment for the three and six months ended June 30, 2017 and 2016 are shown in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
West	$-	$1,400	$4,100	$1,400
Mountain	-	-	-	-
East	-	200	750	200
Total Inventory Impairments	$-	$1,600	$4,850	$1,600

The table below provides quantitative data, for the periods presented, used in determining the fair value of the impaired inventory.

	Impairment Data				Quantitative Data
Three Months Ended	Total Subdivisions Tested	Inventory Impairments	Fair Value of Inventory After Impairments	Number of Subdivisions Impaired	Discount Rate
	(Dollars in thousands)
March 31, 2017	33	$4,850	$19,952	2	12%	to	18%
June 30, 2017	35	$-	$-	-		N/A

March 31, 2016	14	$-	$-	-		N/A
June 30, 2016	17	$1,600	$6,415	2	12%	to	15%

8.	Capitalization of Interest

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Homebuilding interest incurred	$13,194	$13,106	$26,382	$26,324
Less: Interest capitalized	(13,194)	(13,106)	(26,382)	(26,324)
Homebuilding interest expensed	$-	$-	$-	$-

Interest capitalized, beginning of period	$66,076	$79,783	$68,085	$77,541
Plus: Interest capitalized during period	13,194	13,106	26,382	26,324
Less: Previously capitalized interest included in home and land cost of sales	(17,179)	(15,739)	(32,376)	(26,715)
Interest capitalized, end of period	$62,091	$77,150	$62,091	$77,150

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

9.	Homebuilding Prepaid and Other Assets

The following table sets forth the components of homebuilding prepaid and other assets:

	June 30,	December 31,
	2017	2016
	(Dollars in thousands)
Deferred marketing costs	$36,322	$35,313
Land option deposits	15,727	8,683
Goodwill	6,008	6,008
Prepaid expenses	3,713	4,735
Deferred debt issuance costs on revolving credit facility, net	3,786	4,340
Other	1,453	1,384
Total	$67,009	$60,463

10.	Homebuilding Accrued Liabilities and Financial Services Accounts Payable and Accrued Liabilities

The following table sets forth information relating to homebuilding accrued liabilities:

	June 30,	December 31,
	2017	2016
	(Dollars in thousands)
Customer and escrow deposits	$37,156	$27,183
Warranty accrual	20,965	20,678
Accrued compensation and related expenses	20,127	27,830
Accrued interest	23,234	23,234
Land development and home construction accruals	7,009	8,695
Other accrued liabilities	39,708	36,946
Total accrued liabilities	$148,199	$144,566

The following table sets forth information relating to financial services accounts payable and accrued liabilities:

	June 30,	December 31,
	2017	2016
	(Dollars in thousands)
Insurance reserves	$41,705	$42,204
Accounts payable and other accrued liabilities	8,168	8,530
Total accounts payable and accrued liabilities	$49,873	$50,734

11.	Warranty Accrual

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The table set forth below summarizes accrual, adjustment and payment activity related to our warranty accrual for the three and six months ended June 30, 2017 and 2016. For the six months ended June 30, 2017, we recorded adjustments to increase our warranty accrual of $0.1 million. No such adjustments were recorded during the three months ended June 30, 2017. For the three and six months ended June 30, 2016, we increased our warranty reserve by $0.3 million and $3.2 million, respectively. The adjustments made during 2016 were due to higher than expected recent warranty related expenditures.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$20,770	$16,852	$20,678	$15,328
Expense provisions	2,836	2,305	5,243	3,757
Cash payments	(2,641)	(2,190)	(5,006)	(5,105)
Adjustments	-	250	50	3,237
Balance at end of period	$20,965	$17,217	$20,965	$17,217

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

The table set forth below summarizes our insurance and construction defect claim reserves activity for the three and six months ended June 30, 2017 and 2016. These reserves are included as a component of accrued liabilities in either the financial services or homebuilding sections of the consolidated balance sheets.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$51,851	$46,379	$50,954	$45,811
Expense provisions	2,385	1,946	4,501	3,334
Cash payments, net of recoveries	(4,589)	(1,425)	(5,808)	(2,245)
Balance at end of period	$49,647	$46,900	$49,647	$46,900

In the ordinary course of business, we make payments from our insurance and construction defect claim reserves to settle litigation claims arising from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the three and six months ended June 30, 2017 and 2016 are not necessarily indicative of what future cash payments will be for subsequent periods.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

13.	Income Taxes

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. Our overall effective income tax rates were 34.7% and 36.4% for the three and six months ended June 30, 2017, respectively, compared to 33.5% and 33.4% for the three and six months ended June 30, 2016, respectively. The rates for the three and six months ended June 30, 2017 resulted in income tax expense of $18.0 million and $32.1 million, respectively, compared to income tax expense of $13.5 million and $18.3 million for the three and six months ended June 30, 2016. The year-over-year increase in our effective tax rate for the three months ended June 30, 2017 was primarily the result of our estimate of the full year effective tax rate for 2016 including an estimate for energy credits whereas our estimate for the 2017 full year includes no such energy credit as the credit has not been approved by the U.S. Congress. For the six months ended June 30, 2017, the year-over-year increase in our effective tax rate was due to the foregoing energy credits matter coupled with an establishment of a valuation allowance in the 2017 first quarter against certain state net operating loss carryforwards where realization was more uncertain at the time.

At June 30, 2017 and December 31, 2016 we had deferred tax assets, net of valuation allowances and deferred tax liabilities, of $62.4 million and $74.9 million, respectively. The valuation allowances were related to: (1) various state net operating loss carryforwards where realization is more uncertain at this time due to the limited carryforward periods that exist in certain states; and (2) the portion of the amount by which the carrying value of our Metro Bonds for tax purposes exceeds our carrying value for book purposes, as we believe realization of that portion is more uncertain at this time.

14.	Senior Notes

The carrying value of our senior notes as of June 30, 2017 and December 31, 2016, net of any unamortized debt issuance costs or discount, were as follows:

	June 30,	December 31,
	2017	2016
	(Dollars in thousands)
5⅝% Senior Notes due February 2020, net	$247,377	$246,915
5½% Senior Notes due January 2024, net	248,487	248,391
6% Senior Notes due January 2043, net	346,368	346,340
Total	$842,232	$841,646

Our senior notes are not secured and, while the senior note indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries

.

15.	Stock-Based Compensation

We account for share-based awards in accordance with ASC 718, which requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period. Stock-based compensation awards are valued at fair value on the date of grant. The following table sets forth share-based award expense activity for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Stock option grants expense	$80	$2,643	$356	$5,293
Restricted stock awards expense	460	533	779	870
Performance share units expense	903	-	903	-
Total stock based compensation	$1,443	$3,176	$2,038	$6,163

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

On May 18, 2015, the Company granted a non-qualified stock option to each of the Chief Executive Officer and the Chief Operating Officer for 1,050,000 shares of common stock under the Company’s 2011 Equity Incentive Plan. The terms of each option provide that, over a five year period, one third of the option shares will vest as of each of the third, fourth, and fifth anniversary dates of the grant of the option; provided that all unvested option shares will vest immediately in the event the closing price of the Company’s stock, as reported by the New York Stock Exchange, in any 20 out of 30 consecutive trading days closes at a price equal to or greater than 120% of the closing price on the date of grant (the “market-based condition”). The option exercise price is equal to the closing price of the Company’s common stock on the date of grant, which was $27.10 and the expiration date of each option is May 18, 2025. In accordance with ASC 718, the market-based awards were assigned a fair value of $5.35 per share (total value of $11.2 million) on the date of grant using a Monte Carlo simulation model and, as calculated under that model, all expense was recorded on a straight-line basis through the end of the 2016 second quarter. Included in the stock option grant expense for the three and six months ended June 30, 2016, shown in the table above, was $2.5 million and $5.0 million, respectively, of stock option grant expense related to these market-based option grants. During the 2017 second quarter, the market-based condition was achieved and, as a result, the shares fully vested and became exercisable.

On July 25, 2016 and June 20, 2017, the Company granted long term performance stock unit awards (“PSUs”) to each of the Chief Executive Officer (“CEO”), the Chief Operating Officer (“COO”), and the Chief Financial Officer (“CFO”) under the Company’s 2011 Equity Incentive Plan. The PSUs will be earned based upon the Company’s performance, over a three year period (the “Performance Period”), measured by increasing home sale revenues over a “Base Period”. Each award is conditioned upon the Company achieving an average gross margin from home sales percentage (excluding impairments) of at least fifteen percent (15%) over the Performance Period. Target goals will be earned if the Company’s three year average home sale revenues over the Performance Period (“Performance Revenues”) exceed the home sale revenues over the Base Period (“Base Revenues”) by at least 10% but less than 20%. If Performance Revenues exceed the Base Revenues by at least 5% but less than 10% (“Threshold Goals”), 50% of the Target Goals will be earned. If Performance Revenues exceed the Base Revenues by at least 20%, 200% of the Target Goals will be earned (“Maximum Goals”). For the PSUs granted in 2017, the number of PSUs earned shall be adjusted to be proportional to the partial performance between the Threshold Goals, Target Goals and Maximum Goals. Details for each defined term above for both grants have been provided in the table below.

					Threshold Goal		Target Goal		Maximum Goal			Maximum Potential
Awardee	Date of Award	Performance Period	Base Period	Base Period Revenues	PSUs	Home Sale Revenues	PSUs	Home Sale Revenues	PSUs	Home Sale Revenues	Fair Value per Share	Expense to be Recognized
CEO		July 1, 2016	July 1, 2015		52,500		105,000		210,000			$4,815
COO	July 25, 2016	to	to	$1.975 billion	52,500	$2.074 billion	105,000	$2.173 billion	210,000	$2.370 billion	$22.93	4,815
CFO		June 30, 2019	June 30, 2016		13,125		26,250		52,500			1,204
												$10,834

CEO		April 1, 2017	April 1, 2016		55,000		110,000		220,000			$6,802
COO	June 20, 2017	to	to	$2.426 billion	55,000	$2.547 billion	110,000	$2.669 billion	220,000	$2.911 billion	$30.92	6,802
CFO		March 31, 2020	March 31, 2017		13,750		27,500		55,000			1,701
												$15,305

In accordance with ASC 718, the PSUs were valued on the date of grant at their fair value. The grant date fair value and maximum potential expense if the Maximum Goals were met for these awards has been provided in the table above. ASC 718 does not permit recognition of expense associated with performance based stock awards until achievement of the performance targets are probable of occurring. As of June 30, 2017, the Company determined that achievement of the Threshold Goals was probable for the PSUs granted in 2016 and, as such, recorded share-based award expense of $0.9 million related to the awards. For the PSUs granted in 2017, the Company concluded that achievement of any of the performance metrics had not met the level of probability required to record compensation expense at that time and, as such, no expense related to the grant of these awards has been recognized as of June 30, 2017.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

16.	Commitments and Contingencies

Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At June 30, 2017, we had outstanding surety bonds and letters of credit totaling $175.8 million and $64.6 million, respectively, including $31.8 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $24.1 million and $32.3 million, respectively. All letters of credit as of June 30, 2017, excluding those issued by HomeAmerican, were issued under our unsecured revolving credit facility (see Note 18 for further discussion of the revolving credit facility). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

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

Lot Option Contracts. In the ordinary course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allow us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, and minimizes the amount of land inventories on our consolidated balance sheets. Our obligation with respect to Option Contracts is generally limited to forfeiture of the related deposits. At June 30, 2017, we had cash deposits and letters of credit totaling $14.5 million and $3.1 million, respectively, at risk associated with the option to purchase 5,090 lots.

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

At June 30, 2017, we had interest rate lock commitments with an aggregate principal balance of $110.7 million. Additionally, we had $18.6 million of mortgage loans held-for-sale at June 30, 2017 that had not yet been committed to a mortgage purchaser. In order to hedge the changes in fair value of our interest rate lock commitments and mortgage loans held-for-sale that had not yet been committed to a mortgage purchaser, we had forward sales of securities totaling $106.0 million at June 30, 2017.

For the three and six months ended June 30, 2017, we recorded a net gain of $0.2 million and a net loss of $0.0 million, respectively, on our derivatives, compared to net gains on of $0.4 million and $1.0 million for the same periods in 2016.

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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of June 30, 2017.

We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At June 30, 2017 and December 31, 2016, there were $32.8 million and $23.0 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. At both June 30, 2017 and December 31, 2016, we had $15.0 million outstanding under the Revolving Credit Facility. As of June 30, 2017, availability under the Revolving Credit Facility was approximately $502.2 million.

Mortgage Repurchase Facility. HomeAmerican entered into an Amended and Restated Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”), effective September 16, 2016. The Mortgage Repurchase Facility amends and restates the prior Master Repurchase Agreement with USBNA dated as of November 12, 2008, as amended, which contained similar terms. The Mortgage Repurchase Facility increases the facility amount from $50 million to $75 million, extends the expiration date to September 15, 2017, adjusts the facility’s sublimits, expands the types of eligible loans, and reduces the facility fee. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased on June 28, 2017 from $75 million to $100 million and was effective through July 27, 2017. The Mortgage Repurchase Facility also had a temporary increase in the maximum aggregate commitment from $75 million to $125 million from December 27, 2016 through January 25, 2017. At June 30, 2017 and December 31, 2016, HomeAmerican had $69.1 million and $114.5 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is LIBOR-based. The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of June 30, 2017.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

19.	Related Party Transactions

We contributed $1.5 million and $1.0 million in cash to the MDC/Richmond American Homes Foundation (the “Foundation”) during the six months ended June 30, 2017 and 2016, respectively. The Foundation is a Delaware non-profit corporation that was incorporated on September 30, 1999.

The Foundation is a non-profit organization operated exclusively for charitable, educational and other purposes beneficial to social welfare within the meaning of Section 501(c)(3) of the Internal Revenue Code. The following Directors and/or officers of the Company served as directors of the Foundation at June 30, 2017, all of whom serve without compensation:

Name	MDC Title
Larry A. Mizel	Chairman and Chief Executive Officer
David D. Mandarich	President

Three other individuals, who are independent of the Company, also serve as directors of the Foundation. All directors of the Foundation serve without compensation.

See Note 6 for related party information regarding the Metro District.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Balance Sheet

	June 30, 2017
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and cash equivalents	$310,329	$4,485	$-	$-	$314,814
Marketable securities	65,268	-	-	-	65,268
Restricted cash	-	5,027	-	-	5,027
Trade and other receivables	5,490	34,378	-	(2,121)	37,747
Inventories:
Housing completed or under construction	-	909,911	-	-	909,911
Land and land under development	-	846,825	-	-	846,825
Total inventories	-	1,756,736	-	-	1,756,736

Intercompany receivables	1,442,812	2,802	5,645	(1,451,259)	-
Investment in subsidiaries	354,952	-	-	(354,952)	-
Property and equipment, net	25,057	2,137	-	-	27,194
Deferred tax asset, net	63,094	-	-	(648)	62,446
Metropolitan district bond securities (related party)	31,864	-	-	-	31,864
Prepaid and other assets	3,464	63,545	-	-	67,009
Total homebuilding assets	2,302,330	1,869,110	5,645	(1,808,980)	2,368,105

Financial Services:
Cash and cash equivalents	-	-	23,162	-	23,162
Marketable securities	-	-	38,666	-	38,666
Intercompany receivables	-	-	39,342	(39,342)	-
Mortgage loans held-for-sale, net	-	-	95,283	-	95,283
Other assets	-	-	10,547	648	11,195
Total financial services assets	-	-	207,000	(38,694)	168,306
Total Assets	$2,302,330	$1,869,110	$212,645	$(1,847,674)	$2,536,411

LIABILITIES AND EQUITY

Homebuilding:
Accounts payable	$-	$48,327	$-	$-	$48,327
Accrued liabilities	33,656	111,794	99	2,650	148,199
Advances and notes payable to parent and subsidiaries	47,789	1,412,036	27,016	(1,486,841)	-
Revolving credit facility	15,000	-	-	-	15,000
Senior notes, net	842,232	-	-	-	842,232
Total homebuilding liabilities	938,677	1,572,157	27,115	(1,484,191)	1,053,758

Financial Services:
Accounts payable and other liabilities	-	-	54,644	(4,771)	49,873
Advances and notes payable to parent and subsidiaries	-	-	3,760	(3,760)	-
Mortgage repurchase facility	-	-	69,127	-	69,127
Total financial services liabilities	-	-	127,531	(8,531)	119,000
Total Liabilities	938,677	1,572,157	154,646	(1,492,722)	1,172,758

Equity:
Total Stockholders' Equity	1,363,653	296,953	57,999	(354,952)	1,363,653
Total Liabilities and Stockholders' Equity	$2,302,330	$1,869,110	$212,645	$(1,847,674)	$2,536,411

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statement of Operations

	Three Months Ended June 30, 2017
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$648,971	$-	$-	$648,971
Cost of sales	-	(540,279)	-	-	(540,279)
Inventory impairments	-	-	-	-	-
Gross margin	-	108,692	-	-	108,692
Selling, general, and administrative expenses	(12,233)	(58,284)	-	(192)	(70,709)
Equity income of subsidiaries	40,109	-	-	(40,109)	-
Interest and other income	2,332	666	3	(154)	2,847
Other expense	8	(674)	-	-	(666)
Other-than-temporary impairment of marketable securities	(1)	-	-	-	(1)
Homebuilding pretax income (loss)	30,215	50,400	3	(40,455)	40,163
Financial Services:
Financial services pretax income	-	-	11,385	346	11,731
Income before income taxes	30,215	50,400	11,388	(40,109)	51,894
(Provision) benefit for income taxes	3,656	(17,479)	(4,200)	-	(18,023)
Net income	$33,871	$32,921	$7,188	$(40,109)	$33,871
Other comprehensive income related to available-for-sale securities, net of tax	1,944	-	456	(456)	1,944
Comprehensive income	$35,815	$32,921	$7,644	$(40,565)	$35,815

	Three Months Ended June 30, 2016
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$571,511	$-	$-	$571,511
Cost of sales	-	(476,052)	-	-	(476,052)
Inventory impairments	-	(1,600)	-	-	(1,600)
Gross margin	-	93,859	-	-	93,859
Selling, general, and administrative expenses	(11,228)	(53,024)	-	(188)	(64,440)
Equity income of subsidiaries	32,909	-	-	(32,909)	-
Interest and other income	2,020	423	2	108	2,553
Interest expense	-	-	-	-	-
Other expense	(1)	(277)	-	-	(278)
Other-than-temporary impairment of marketable securities	(288)	-	-	-	(288)
Homebuilding pretax income (loss)	23,412	40,981	2	(32,989)	31,406
Financial Services:
Financial services pretax income	-	-	8,972	80	9,052
Income before income taxes	23,412	40,981	8,974	(32,909)	40,458
(Provision) benefit for income taxes	3,501	(13,746)	(3,300)	-	(13,545)
Net income	$26,913	$27,235	$5,674	$(32,909)	$26,913
Other comprehensive income related to available-for-sale securities, net of tax	895	-	371	(371)	895
Comprehensive income	$27,808	$27,235	$6,045	$(33,280)	$27,808

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statement of Operations

	Six Months Ended June 30, 2017
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$1,212,697	$-	$-	$1,212,697
Home and land cost of sales	-	(1,009,432)	-	-	(1,009,432)
Inventory impairments	-	(4,850)	-	-	(4,850)
Gross margin	-	198,415	-	-	198,415
Selling, general, and administrative expenses	(24,628)	(112,005)	-	(374)	(137,007)
Equity income of subsidiaries	69,140	-	-	(69,140)	-
Interest and other income	4,008	1,340	4	(178)	5,174
Other expense	16	(1,033)	-	-	(1,017)
Other-than-temporary impairment of marketable securities	(51)	-	-	-	(51)
Homebuilding pretax income (loss)	48,485	86,717	4	(69,692)	65,514
Financial Services:
Financial services pretax income	-	-	22,188	552	22,740
Income before income taxes	48,485	86,717	22,192	(69,140)	88,254
(Provision) benefit for income taxes	7,635	(31,574)	(8,195)	-	(32,134)
Net income	$56,120	$55,143	$13,997	$(69,140)	$56,120
Other comprehensive income related to available for sale securities, net of tax	3,930	-	1,290	(1,290)	3,930
Comprehensive income	$60,050	$55,143	$15,287	$(70,430)	$60,050

	Six Months Ended June 30, 2016
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$968,255	$-	$-	$968,255
Home and land cost of sales	-	(807,441)	(300)	-	(807,741)
Inventory impairments	-	(1,600)	-	-	(1,600)
Gross margin	-	159,214	(300)	-	158,914
Selling, general, and administrative expenses	(23,330)	(97,040)	-	(347)	(120,717)
Equity income of subsidiaries	50,279	-	-	(50,279)	-
Interest and other income	2,492	1,152	3	(158)	3,489
Other expense	(3)	(902)	-	-	(905)
Other-than-temporary impairment of marketable securities	(719)	-	-	-	(719)
Homebuilding pretax income (loss)	28,719	62,424	(297)	(50,784)	40,062
Financial Services:
Financial services pretax income	-	-	14,164	505	14,669
Income before income taxes	28,719	62,424	13,867	(50,279)	54,731
(Provision) benefit for income taxes	7,757	(20,822)	(5,190)	-	(18,255)
Net income	$36,476	$41,602	$8,677	$(50,279)	$36,476
Other comprehensive income related to available for sale securities, net of tax	2,843	-	370	(370)	2,843
Comprehensive income	$39,319	$41,602	$9,047	$(50,649)	$39,319

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statement of Cash Flows

	Six Months Ended June 30, 2017
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$32,086	$34,505	$54,296	$-	$120,887
Net cash provided by (used in) investing activities	41,069	(88)	(59)	(42,879)	(1,957)
Financing activities:
Payments from (advances to) subsidiaries	-	(33,340)	(9,539)	42,879	-
Mortgage repurchase facility	-	-	(45,358)	-	(45,358)
Dividend payments	(25,809)	-	-	-	(25,809)
Proceeds from exercise of stock options	7,304	-	-	-	7,304
Net cash provided by (used in) financing activities	(18,505)	(33,340)	(54,897)	42,879	(63,863)

Net increase in cash and cash equivalents	54,650	1,077	(660)	-	55,067
Cash and cash equivalents:
Beginning of period	255,679	3,408	23,822	-	282,909
End of period	$310,329	$4,485	$23,162	$-	$337,976

	Six Months Ended June 30, 2016
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$17,988	$(45,748)	$5,674	$-	$(22,086)
Net cash provided by (used in) investing activities	(6,756)	(1,132)	(2,967)	43,077	32,222
Financing activities:
Payments from (advances to) subsidiaries	-	47,816	(4,739)	(43,077)	-
Mortgage repurchase facility	-	-	4,686	-	4,686
Dividend payments	(24,504)	-	-	-	(24,504)
Proceeds from the exercise of stock options	-	-	-	-	-
Net cash provided by (used in) financing activities	(24,504)	47,816	(53)	(43,077)	(19,818)

Net increase in cash and cash equivalents	(13,272)	936	2,654	-	(9,682)
Cash and cash equivalents:
Beginning of period	141,245	3,097	36,646	-	180,988
End of period	$127,973	$4,033	$39,300	$-	$171,306

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$647,620	$571,195	$1,211,099	$965,615
Land sale revenues	1,351	316	1,598	2,640
Total home and land sale revenues	648,971	571,511	1,212,697	968,255
Home cost of sales	(539,077)	(475,836)	(1,008,019)	(805,862)
Land cost of sales	(1,202)	(216)	(1,413)	(1,879)
Inventory impairments	-	(1,600)	(4,850)	(1,600)
Total cost of sales	(540,279)	(477,652)	(1,014,282)	(809,341)
Gross margin	108,692	93,859	198,415	158,914
Gross margin %	16.7%	16.4%	16.4%	16.4%
Selling, general and administrative expenses	(70,709)	(64,440)	(137,007)	(120,717)
Interest and other income	2,847	2,553	5,174	3,489
Other expense	(666)	(278)	(1,017)	(905)
Other-than-temporary impairment of marketable securities	(1)	(288)	(51)	(719)
Homebuilding pretax income	40,163	31,406	65,514	40,062

Financial Services:
Revenues	19,073	15,823	37,052	26,840
Expenses	(8,500)	(7,543)	(16,398)	(13,784)
Interest and other income	1,238	772	2,217	1,613
Other-than-temporary impairment of marketable securities	(80)	-	(131)	-
Financial services pretax income	11,731	9,052	22,740	14,669

Income before income taxes	51,894	40,458	88,254	54,731
Provision for income taxes	(18,023)	(13,545)	(32,134)	(18,255)
Net income	$33,871	$26,913	$56,120	$36,476

Earnings per share:
Basic	$0.65	$0.52	$1.09	$0.71
Diluted	$0.64	$0.52	$1.07	$0.71

Weighted average common shares outstanding:
Basic	51,514,309	51,293,917	51,428,079	51,281,643
Diluted	52,444,123	51,304,829	52,065,968	51,291,359

Dividends declared per share	$0.25	$0.24	$0.50	$0.48

Cash provided by (used in):
Operating Activities	$27,001	$(7,101)	$120,887	$(22,086)
Investing Activities	$(457)	$19,048	$(1,957)	$32,222
Financing Activities	$(8,630)	$20,824	$(63,863)	$(19,818)

Overview

Industry Conditions

The homebuilding industry has continued to be supported by robust economic fundamentals such as strong consumer confidence and improving levels of employment and personal income. These conditions, in addition to improvements in household formation and a low supply of new homes, drove favorable operating conditions for homebuilders in many markets. Despite three Federal Reserve interest rate increases since December 2016, mortgage interest rates have remained near historical lows, supporting affordability for new home purchases. Furthermore, many builders in the industry continue to focus on new, more affordable home plans designed to capture increasing demand from first-time homebuyers.

Three Months Ended June 30, 2017

For the three months ended June 30, 2017, our net income was $33.9 million, or $0.64 per diluted share, a 26% increase compared to net income of $26.9 million, or $0.52 per diluted share, for the same period in the prior year. The increase was primarily driven by an improvement in home sale revenues of 13%, a 40 basis point improvement in our gross margin from home sale revenues percentage, and a 40 basis point improvement in our selling, general and administrative (“SG&A”) expenses as a percentage of home sale revenues (“SG&A rate”), slightly offset by a 120 basis point increase in our effective tax rate.

Home sale revenues were up from $571.2 million in the 2016 second quarter to $647.6 million in the 2017 second quarter. This $76.4 million improvement was primarily the result of an 11% increase in the number of homes delivered and, to a lesser extent, a 2% increase in our average selling price. Our improvement in the number of homes delivered was the result of an 8% year-over-year increase in our beginning homes in backlog and a stronger backlog conversion rate.

The dollar value of net new home orders decreased 2% from the prior year period, driven by a 4% decline in average active communities from 165 in the 2016 second quarter to 158 in the same period in the current year. The impact of the decrease in average active communities was partially offset by a slight improvement in our monthly sales absorption pace from 3.34 in the 2016 second quarter to 3.41 for the 2017 second quarter.

Six Months Ended June 30, 2017

For the six months ended June 30, 2017, our net income was $56.1 million, or $1.07 per diluted share, a 54% increase compared to net income of $36.5 million, or $0.71 per diluted share, for the same period in the prior year. The increase was primarily driven by an improvement in home sale revenues of 25% and a 120 basis point improvement in our SG&A rate, slightly offset by a $3.3 million increase in inventory impairments.

Outlook*

We ended the second quarter with our active community count down 4% year-over-year, in part due to the strong rate of sales activity we experienced over the past year. However, we have made significant progress in the process of adding new communities to our operations. In the second quarter alone, we approved more than 3,300 lots for acquisition, far exceeding the activity for any other quarter over the past three years. We believe that the increase in approval activity gives us the opportunity to increase our active community count by the end of 2017, relative to our active community count at the end of the second quarter.

We continue to see robust demand for our new more affordable homes, which are generally smaller and less complex to build. We anticipate that these homes will become a larger percentage of our deliveries as the year progresses and this percentage should continue to increase in 2018. The positive response to these homes reinforces our belief that the first-time homebuyer may drive growth in new home sales nationwide. Although overall economic conditions remain strong, there remains substantial uncertainty surrounding how the policies of the new presidential administration will impact the homebuilding industry.

We ended the 2017 second quarter with overall liquidity of nearly $1.0 billion and no senior note maturities until 2020. We believe that our financial position at June 30, 2017 provides us with the ability to grow operations as opportunities arise while still providing adequate protection from the historically volatile and cyclical nature of the housing market and domestic and global economies.

* See "Forward-Looking Statements" below.

Homebuilding

Pretax Income

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(Dollars in thousands)
West	$21,134	$15,740	$5,394	34%	$36,589	$25,438	$11,151	44%
Mountain	24,541	20,748	3,793	18%	42,771	30,832	11,939	39%
East	4,734	4,500	234	5%	7,376	5,867	1,509	26%
Corporate	(10,246)	(9,582)	(664)	7%	(21,222)	(22,075)	853	(4)%
Total homebuilding pretax income	$40,163	$31,406	$8,757	28%	$65,514	$40,062	$25,452	64%

Homebuilding pretax income for the 2017 second quarter was $40.2 million, an increase of $8.8 million from $31.4 million for the same period in the prior year. The increase was primarily attributable to (1) a 13% increase in home sale revenues, (2) a 40 basis point improvement in our gross margin from home sale revenues percentage, driven by slight year-over-year improvements in each of our homebuilding segments and a higher percentage of homes delivered in our West and Mountain segments, which have higher gross margin from home sale revenues percentages, and (3) a 40 basis point improvement in our SG&A rate. The year-over-year increases in pretax income for each of our West and Mountain segments were driven primarily by higher home sale revenues of 20% and 17%, respectively. Our West segment also benefited from an improvement in its SG&A rate. Our East segment had a significant decline in general and administrative expenses, primarily due to a decrease in headcount, which was mostly offset by a 9% decrease in home sale revenues. The pretax loss for our Corporate segment increased from the prior year primarily as a result of an increase in compensation expenses mostly due to an increase in headcount.

For the six months ended June 30, 2017, we recorded homebuilding pretax income of $65.5 million, compared to $40.1 million for the same period in the prior year, an increase of $25.5 million, or 64%. The increase was primarily attributable to a 25% increase in home sale revenues and a 120 basis point improvement in our SG&A rate, partly offset by $4.9 million in inventory impairments. The year-over-year increases in pretax income for our West and Mountain segments were driven primarily by higher home sale revenues of 37% and 21%, respectively. Our West and East segment benefited from improvements in their SG&A rates, which was the primary driver of the increase in pretax income for our East segment. The improvement in our West segment, however, was negatively impacted by $4.1 million of inventory impairments taken in the 2017 first quarter. The pretax loss for our Corporate segment was reduced from the prior year primarily as a result of an increase in interest and other income from investments and a decrease in stock-based compensation expense.

Assets

	June 30,	December 31,	Change
	2017	2016	Amount	%
	(Dollars in thousands)
West	$1,005,590	$1,035,033	$(29,443)	(3)%
Mountain	630,621	571,139	59,482	10%
East	230,096	256,816	(26,720)	(10)%
Corporate	501,798	454,507	47,291	10%
Total homebuilding assets	$2,368,105	$2,317,495	$50,610	2%

Total homebuilding assets increased at June 30, 2017 compared to December 31, 2016. In our Mountain segment, the increase was driven by (1) higher land and land under development balances due to strong land acquisition activity during the six months ended June 30, 2017, and (2) a higher number of homes completed or under construction as result of an increase in backlog under construction. For our West segment, the decline in total homebuilding assets was primarily due to the timing of land acquisition activity during the six months ended June 30, 2017. The reduction in assets in our East segment is due to reduced land acquisition activity as our returns in our Maryland and Virginia markets have been lower than the returns we expect to realize. Assets for our Corporate segment increased primarily as a result of an increase in cash and cash equivalents that was driven by positive operating results.

Home and Land Sale Revenues

	June 30,		Change		June 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(Dollars in thousands)
West	$323,758	$270,031	$53,727	20%	$632,837	$461,406	$171,431	37%
Mountain	224,356	190,334	34,022	18%	397,492	328,158	69,334	21%
East	100,857	111,146	(10,289)	(9)%	182,368	178,691	3,677	2%
Total home and land sale revenues	$648,971	$571,511	$77,460	14%	$1,212,697	$968,255	$244,442	25%

For the 2017 second quarter, home and land sale revenues increased $77.5 million year-over-year to $649.0 million. For the six months ended June 30, 2017 home and land sale revenues increased $244.4 million from the same period in the prior year to $1.21 billion. The increases for both the three and six months ended June 30, 2017 compared to the same periods in the prior year were driven by increases in new home deliveries of 11% and 22%, respectively.

New Home Deliveries

	Three Months Ended June 30,
	2017			2016			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	212	$68,943	$325.2	201	$60,976	$303.4	5%	13%	7%
California	210	131,746	627.4	192	117,985	614.5	9%	12%	2%
Nevada	215	75,687	352.0	148	51,834	350.2	45%	46%	1%
Washington	91	47,382	520.7	85	39,236	461.6	7%	21%	13%
West	728	323,758	444.7	626	270,031	431.4	16%	20%	3%
Colorado	414	203,141	490.7	353	172,100	487.5	17%	18%	1%
Utah	48	19,864	413.8	51	17,935	351.7	(6)%	11%	18%
Mountain	462	223,005	482.7	404	190,035	470.4	14%	17%	3%
Maryland	64	27,760	433.8	83	41,639	501.7	(23)%	(33)%	(14)%
Virginia	53	32,365	610.7	75	38,623	515.0	(29)%	(16)%	19%
Florida	105	40,732	387.9	84	30,867	367.5	25%	32%	6%
East	222	100,857	454.3	242	111,129	459.2	(8)%	(9)%	(1)%
Total	1,412	$647,620	$458.7	1,272	$571,195	$449.1	11%	13%	2%

	Six Months Ended June 30,
	2017			2016			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	400	$124,619	$311.5	361	$106,038	$293.7	11%	18%	6%
California	439	268,229	611.0	317	193,515	610.5	38%	39%	0%
Nevada	402	141,820	352.8	255	90,260	354.0	58%	57%	(0)%
Washington	192	98,170	511.3	159	71,593	450.3	21%	37%	14%
West	1,433	632,838	441.6	1,092	461,406	422.5	31%	37%	5%
Colorado	750	363,328	484.4	602	293,675	487.8	25%	24%	(1)%
Utah	81	32,568	402.1	90	32,510	361.2	(10)%	0%	11%
Mountain	831	395,896	476.4	692	326,185	471.4	20%	21%	1%
Maryland	99	44,363	448.1	117	57,445	491.0	(15)%	(23)%	(9)%
Virginia	103	58,894	571.8	115	58,777	511.1	(10)%	0%	12%
Florida	202	79,108	391.6	163	61,802	379.2	24%	28%	3%
East	404	182,365	451.4	395	178,024	450.7	2%	2%	0%
Total	2,668	$1,211,099	$453.9	2,179	$965,615	$443.1	22%	25%	2%

For both the three and six months ended June 30, 2017, most of our markets experienced year-over-year increases in the number of homes delivered due primarily to year-over-year improvements in the number of units in backlog to begin each period and/or improved backlog conversion rates. The improvements in our consolidated backlog conversion rates were driven by improving conversion rates in certain of our larger markets, specifically, Arizona, Nevada and Colorado. Through the first six months of 2017, our build-to-order cycle times have improved, notably in our Colorado market, helping to drive the better backlog conversion rates. However, as cycle times remain high in many of our markets and as a result of having historically low levels of unsold homes available to sell and close within the upcoming quarter, we will likely continue to experience lower seasonal backlog conversion rates relative to same-quarter historic averages for the foreseeable future. Furthermore, we expect our backlog conversion rate for the 2017 third quarter to be negatively impacted as a result of a floor joist recall, which was announced by the floor joist manufacturer at the beginning of the 2017 third quarter and impacts certain homes under construction in our Colorado market. See "Forward-Looking Statements" below.

Our average selling price of homes delivered for both the three and six months ended June 30, 2017 improved slightly as price increases implemented in many of our markets were partially offset by a higher percentage of our deliveries coming from our new more affordable homes. For both the three and six months ended June 30, 2017 our Washington, Utah and Virginia markets experienced the highest percentage increases in average selling prices driven by a combination of price increases and a shift in the mix of homes delivered to higher priced communities. Our Maryland market was the only market that experienced year-over-year declines in average selling price for both the three and six months ended June 30, 2017 as a result of a shift in mix to lower priced communities.

Gross Margin

Our gross margin from home sales percentage for the three months ended June 30, 2017 increased year-over-year from 16.4% to 16.8%. Our 2016 second quarter included $1.6 million, or 30 basis points, in inventory impairments while our 2017 second quarter included no such impairments.

Our gross margin from home sales percentage for the six months ended June 30, 2107 was flat year-over-year at 16.4%. The six months ended June 30, 2017 included $4.9 million of inventory impairments while the same period in 2016 included $1.6 million of inventory impairments and $3.2 million of adjustments to increase our warranty accrual.

Inventory Impairments

Impairments of homebuilding inventory by segment for the three months and six months ended June 30, 2017 and 2016 are shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
West	$-	$1,400	$4,100	$1,400
Mountain	-	-	-	-
East	-	200	750	200
Total Inventory Impairments	$-	$1,600	$4,850	$1,600

The table below provides quantitative data, for the periods presented, used in determining the fair value of the impaired inventory.

	Impairment Data				Quantitative Data
Three Months Ended	Total Subdivisions Tested	Inventory Impairments	Fair Value of Inventory After Impairments	Number of Subdivisions Impaired	Discount Rate
	(Dollars in thousands)
March 31, 2017	33	$4,850	$19,952	2	12% to 18%
June 30, 2017	35	$-	$-	-	N/A

March 31, 2016	14	$-	$-	-	N/A
June 30, 2016	17	$1,600	$6,415	2	12% to 15%

Selling, General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(Dollars in thousands)
General and administrative expenses	$32,292	$31,414	$878	$64,661	$62,880	$1,781
General and administrative expense as a percentage of home sale revenues	5.0%	5.5%	(50) bps	5.3%	6.5%	(120) bps

Marketing expenses	$16,976	$14,433	$2,543	$32,100	$26,466	$5,634
Marketing expenses as a percentage of home sale revenues	2.6%	2.5%	10 bps	2.7%	2.7%	0 bps

Commissions expenses	$21,441	$18,593	$2,848	$40,246	$31,371	$8,875
Commissions expenses as a percentage of home sale revenues	3.3%	3.3%	0 bps	3.3%	3.2%	10 bps

Total selling, general and administrative expenses	$70,709	$64,440	$6,269	$137,007	$120,717	$16,290
Total selling, general and administrative expenses as a percentage of home sale revenues	10.9%	11.3%	(40) bps	11.3%	12.5%	(120) bps

For the three and six months ended June 30, 2017, the increases in our general and administrative expenses were primarily due to increased compensation-related expenses driven by higher average headcount. Despite the increases in our general and administrative expenses, our SG&A rates improved year-over-year by 40 basis points and 120 basis points for the three and six months ended June 30, 2017, respectively. The improvements in our SG&A rates were driven primarily by an increased ability to leverage our fixed overhead as a result of our 13% and 25% year-over-year increases in home sale revenues for the three and six months ended June 30, 2017, respectively.

Our commissions expenses are variable with home sale revenues. As such, the year-over-year increases in home sale revenues drove the changes in commissions expenses year-over-year for both periods presented. The increases in marketing expenses were partially attributable to the growth new home deliveries. In addition, increased model costs per home delivered and higher headcount drove the year-over-year increases in marketing costs.

Other Homebuilding Operating Data

Net New Orders:

	Three Months Ended June 30,
	2017				2016				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate
	(Dollars in thousands)
Arizona	230	$75,049	$326.3	2.89	236	$70,699	$299.6	2.62	(3)%	6%	9%	10%
California	234	143,208	612.0	4.59	308	177,934	577.7	5.33	(24)%	(20)%	6%	(14)%
Nevada	267	92,407	346.1	4.45	230	80,263	349.0	3.48	16%	15%	(1)%	28%
Washington	127	68,876	542.3	4.34	118	55,934	474.0	3.42	8%	23%	14%	27%
West	858	379,540	442.4	3.90	892	384,830	431.4	3.59	(4)%	(1)%	3%	9%
Colorado	458	215,472	470.5	3.59	413	192,543	466.2	4.02	11%	12%	1%	(11)%
Utah	67	29,046	433.5	3.19	77	28,057	364.4	3.21	(13)%	4%	19%	(1)%
Mountain	525	244,518	465.7	3.54	490	220,600	450.2	3.87	7%	11%	3%	(9)%
Maryland	32	14,819	463.1	1.19	69	31,918	462.6	1.67	(54)%	(54)%	0%	(29)%
Virginia	63	32,790	520.5	4.20	73	36,892	505.4	2.95	(14)%	(11)%	3%	42%
Florida	120	38,940	324.5	2.05	122	48,236	395.4	2.32	(2)%	(19)%	(18)%	(12)%
East	215	86,549	402.6	2.14	264	117,046	443.4	2.23	(19)%	(26)%	(9)%	(4)%
Total	1,598	$710,607	$444.7	3.41	1,646	$722,476	$438.9	3.34	(3)%	(2)%	1%	2%

	Six Months Ended June 30,
	2017				2016				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate
	(Dollars in thousands)
Arizona	446	$143,119	$320.9	2.86	459	$139,785	$304.5	2.49	(3)%	2%	5%	15%
California	477	298,621	626.0	4.31	537	321,162	598.1	4.54	(11)%	(7)%	5%	(5)%
Nevada	562	192,898	343.2	4.65	459	160,074	348.7	3.57	22%	21%	(2)%	30%
Washington	266	144,368	542.7	4.14	242	116,073	479.6	3.17	10%	24%	13%	31%
West	1,751	779,006	444.9	3.88	1,697	737,094	434.4	3.34	3%	6%	2%	16%
Colorado	959	456,162	475.7	3.93	906	428,747	473.2	4.11	6%	6%	1%	(4)%
Utah	123	52,616	427.8	2.52	143	52,629	368.0	3.03	(14)%	(0)%	16%	(17)%
Mountain	1,082	508,778	470.2	3.69	1,049	481,376	458.9	3.92	3%	6%	2%	(6)%
Maryland	83	37,189	448.1	1.49	158	74,068	468.8	2.09	(47)%	(50)%	(4)%	(29)%
Virginia	127	67,229	529.4	3.61	158	81,036	512.9	3.07	(20)%	(17)%	3%	18%
Florida	251	91,117	363.0	2.20	230	96,279	418.6	2.42	9%	(5)%	(13)%	(9)%
East	461	195,535	424.2	2.25	546	251,383	460.4	2.46	(16)%	(22)%	(8)%	(9)%
Total	3,294	$1,483,319	$450.3	3.47	3,292	$1,469,853	$446.5	3.30	0%	1%	1%	5%

* Calculated as total net new orders in period ÷ average active communities during period ÷ number of months in period

For both the three and six months ended June 30, 2017, the dollar value of net new orders was consistent with the same periods in the prior year as homes sold and the average selling price were relatively flat year-over-year for each period.

For each period in the current year, our California, Maryland and Virginia markets each experienced year-over-year declines in average active communities, driving the number of homes sold down. The reduced community count in our Virginia market was somewhat offset by robust year-over-year improvement in our monthly sales absorption pace as we experienced improving demand for our higher density products. Net new orders were up year-over-year in both periods in our Colorado market as a result of significant year-over-year improvements in community count. Our Washington market, which has one of the lowest housing inventory supplies in the country, realized significant year-over-year improvements in monthly sales absorption rates in both periods while still driving price increases in existing communities. In our Nevada market, the year-over-year increases in absorption rates were driven by strong demand for our new communities that we have opened over the past twelve months. While our Nevada and Colorado markets had relatively flat year-over-year average selling prices, we did see notable price appreciation in many existing communities that was offset by the impact of sales of more affordable homes. Florida was the only market to experience a decline in average selling price in both periods mostly the result of a shift in mix in lower priced communities.

Active Subdivisions:

				Average Active Subdivisions			Average Active Subdivisions
	Active Subdivisions			Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%	June 30,		%
	2017	2016	Change	2017	2016	Change	2017	2016	Change
Arizona	26	30	(13)%	27	30	(10)%	26	31	(16)%
California	17	20	(15)%	17	19	(11)%	18	20	(10)%
Nevada	18	22	(18)%	20	22	(9)%	20	21	(5)%
Washington	9	10	(10)%	10	12	(17)%	11	13	(15)%
West	70	82	(15)%	74	83	(11)%	75	85	(12)%
Colorado	44	28	57%	43	34	26%	41	37	11%
Utah	6	8	(25)%	7	8	(13)%	8	8	0%
Mountain	50	36	39%	50	42	19%	49	45	9%
Maryland	9	13	(31)%	9	14	(36)%	9	13	(31)%
Virginia	5	9	(44)%	5	8	(38)%	6	9	(33)%
Florida	19	19	0%	20	18	11%	19	16	19%
East	33	41	(20)%	34	40	(15)%	34	38	(11)%
Total	153	159	(4)%	158	165	(4)%	158	168	(6)%

At June 30, 2017, we had 153 active subdivisions, a 4% decrease from June 30, 2016. For Colorado, the increase was due to increased land acquisition activity during the past twelve months. In Virginia and Maryland, we have tempered our land acquisition activity over the past two years as our recent returns in these markets have been lower than returns we expect to realize. For all remaining markets, the year-over-year changes were primarily driven by the timing of opening new communities versus closing out older ones. Furthermore, over the past couple of quarters, we have substantially increased our land approval activity, with our second quarter alone including the approval of more than 3,300 lots for acquisition, far exceeding the activity for any other quarter over the past three years.

Cancellation Rate:

	Cancellations As a Percentage of Homes in Beginning Backlog			Cancellations As a Percentage of Gross Sales*
	Three Months Ended June 30,		Change in	Three Months Ended June 30,		Change in	Six Months Ended June 30,		Change in
	2017	2016	Percentage	2017	2016	Percentage	2017	2016	Percentage
Arizona	13%	20%	(7)%	16%	25%	(9)%	18%	23%	(5)%
California	12%	16%	(4)%	20%	19%	1%	20%	19%	1%
Nevada	8%	13%	(5)%	11%	15%	(4)%	11%	14%	(3)%
Washington	8%	10%	(2)%	14%	16%	(2)%	17%	17%	0%
West	10%	15%	(5)%	16%	19%	(3)%	16%	19%	(3)%
Colorado	8%	11%	(3)%	16%	22%	(6)%	17%	18%	(1)%
Utah	17%	13%	4%	25%	18%	7%	22%	19%	3%
Mountain	9%	11%	(2)%	17%	22%	(5)%	18%	18%	0%
Maryland	18%	17%	1%	37%	27%	10%	31%	23%	8%
Virginia	12%	11%	1%	19%	18%	1%	21%	16%	5%
Florida	11%	21%	(10)%	22%	26%	(4)%	21%	26%	(5)%
East	13%	17%	(4)%	24%	24%	0%	23%	22%	1%
Total	10%	14%	(4)%	17%	21%	(4)%	18%	19%	(1)%

* Cancellations as a percentage of gross sales data has been provided for information only. No commentary is included below.

Our cancellations as a percentage of homes in beginning backlog to start the quarter (“cancellation rate”) improved from 14% in the 2016 second quarter to 10% in the 2017 second quarter. Florida had the most notable decrease in cancellation rate as a result of process improvements around accepting sales and managing backlog.

Backlog:

	At June 30,
	2017			2016			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	368	$125,097	$339.9	419	$129,591	$309.3	(12)%	(3)%	10%
California	519	347,822	670.2	562	360,450	641.4	(8)%	(4)%	4%
Nevada	467	160,349	343.4	399	138,604	347.4	17%	16%	(1)%
Washington	311	169,045	543.6	262	127,968	488.4	19%	32%	11%
West	1,665	802,313	481.9	1,642	756,613	460.8	1%	6%	5%
Colorado	1,173	571,956	487.6	1,126	546,356	485.2	4%	5%	0%
Utah	146	62,225	426.2	161	59,133	367.3	(9)%	5%	16%
Mountain	1,319	634,181	480.8	1,287	605,489	470.5	2%	5%	2%
Maryland	76	38,329	504.3	131	61,623	470.4	(42)%	(38)%	7%
Virginia	135	70,384	521.4	144	76,278	529.7	(6)%	(8)%	(2)%
Florida	315	132,628	421.0	241	107,679	446.8	31%	23%	(6)%
East	526	241,341	458.8	516	245,580	475.9	2%	(2)%	(4)%
Total	3,510	$1,677,835	$478.0	3,445	$1,607,682	$466.7	2%	4%	2%

At June 30, 2017, we had 3,510 homes in backlog with a total value of $1.68 billion, representing respective increases of 65 homes and $70.2 million from June 30, 2016. The majority of our markets experienced year-over-year growth in the dollar value of backlog primarily as a result of strong sales activity over the last twelve months. Backlog in our Maryland and Virginia markets declined from June 30, 2016 as a result of reduced sales activity over the last twelve months, mostly due to lower community count.

Homes Completed or Under Construction (WIP lots):

	June 30,		%
	2017	2016	Change
Unsold:
Completed	77	100	(23)%
Under construction	153	263	(42)%
Total unsold started homes	230	363	(37)%
Sold homes under construction or completed	2,547	2,535	0%
Model homes under construction or completed	316	289	9%
Total homes completed or under construction	3,093	3,187	(3)%

Over the past couple of years, we have increased our focus on build-to-order homes and limited the number of unsold homes that we start without a sales contract, giving our customers the best opportunity to personalize their homes. As a result, our supply of unsold homes has declined by 37% year-over-year from June 30, 2016. The decline in unsold homes was partially offset by an increase in model homes, while sold homes under construction was nearly unchanged from the prior year resulting in a 3% decrease in our total homes completed or under construction.

Lots Owned and Optioned (including homes completed or under construction):

	June 30, 2017			June 30, 2016
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total	Total % Change
Arizona	1,794	553	2,347	1,565	259	1,824	29%
California	1,491	502	1,993	1,834	79	1,913	4%
Nevada	1,709	907	2,616	2,087	67	2,154	21%
Washington	671	49	720	816	35	851	(15)%
West	5,665	2,011	7,676	6,302	440	6,742	14%
Colorado	4,684	1,934	6,618	3,937	1,423	5,360	23%
Utah	302	123	425	424	-	424	0%
Mountain	4,986	2,057	7,043	4,361	1,423	5,784	22%
Maryland	142	69	211	297	168	465	(55)%
Virginia	283	37	320	498	107	605	(47)%
Florida	928	916	1,844	1,038	512	1,550	19%
East	1,353	1,022	2,375	1,833	787	2,620	(9)%
Total	12,004	5,090	17,094	12,496	2,650	15,146	13%

Our total owned and optioned lots at June 30, 2017 were 17,094, up 13% from June 30, 2016, due to substantial growth in our optioned lots as a result of our significant land acquisition approval activity over the past two quarters. The decline in lots controlled in our Maryland and Virginia markets is primarily due to reductions in land acquisition activity over the past two years as our recent returns in these markets have been lower than returns we expect to realize. We believe that our total lot supply of approximately 3.1 years (which is based on our last twelve months deliveries and is within our stated strategic range), coupled with our planned acquisition activity, can support deliveries growth in future periods. See "Forward-Looking Statements" below.

Financial Services

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(Dollars in thousands)
Financial services revenues
Mortgage operations	$12,697	$10,702	$1,995	19%	$24,880	$17,572	$7,308	42%
Other	6,376	5,121	1,255	25%	12,172	9,268	2,904	31%
Total financial services revenues	$19,073	$15,823	$3,250	21%	$37,052	$26,840	$10,212	38%

Financial services pretax income
Mortgage operations	$7,670	$6,445	$1,225	19%	$15,236	$9,768	$5,468	56%
Other	4,061	2,607	1,454	56%	7,504	4,901	2,603	53%
Total financial services pretax income	$11,731	$9,052	$2,679	30%	$22,740	$14,669	$8,071	55%

 For the three and six months ended June 30, 2017, our financial services pretax income was up $2.7 million, or 30%, and $8.1 million, or 55%, respectively, from the same periods in the prior year. The increases in our mortgage operations segment were the result of (1) increases in the dollar value of loans locked, originated, and sold; and (2) higher gains on loans locked and originated. The higher pretax incomes in our other financial services segment for both periods were driven primarily by increased new home deliveries.

The following table sets forth information for our mortgage operations segment relating to mortgage loans originated and capture rate. “Capture rate” is defined as the number of mortgage loans originated by our mortgage operations segment for our homebuyers as a percent of our total home closings.

	Three Months Ended		% or	Six Months Ended		% or
	June 30,		Percentage	June 30,		Percentage
	2017	2016	Change	2017	2016	Change
	(Dollars in thousands)
Total Originations (including transfer loans):
Loans	887	758	17%	1,673	1,284	30%
Principal	$311,109	$270,523	15%	$584,455	$451,485	29%
Capture Rate Data:
Capture rate as % of all homes delivered	62%	59%	3%	62%	58%	4%
Capture rate as % of all homes delivered (excludes cash sales)	66%	63%	3%	66%	61%	5%
Mortgage Loan Origination Product Mix:
FHA loans	18%	18%	0%	19%	19%	0%
Other government loans (VA & USDA)	21%	26%	(5)%	22%	25%	(3)%
Total government loans	39%	44%	(5)%	41%	44%	(3)%
Conventional loans	61%	56%	5%	59%	56%	3%
	100%	100%	0%	100%	100%	0%
Loan Type:
Fixed rate	96%	98%	(2)%	97%	98%	(1)%
ARM	4%	2%	2%	3%	2%	1%
Credit Quality:
Average FICO Score	735	737	(0)%	736	736	0%
Other Data:
Average Combined LTV ratio	82%	84%	(2)%	82%	84%	(2)%
Full documentation loans	100%	100%	0%	100%	100%	0%
Loans Sold to Third Parties:
Loans	901	679	33%	1,809	1,304	39%
Principal	$311,915	$235,713	32%	$628,056	$449,140	40%

Income Taxes

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. Our overall effective income tax rates were 34.7% and 36.4% for the three and six months ended June 30, 2017, respectively, compared to 33.5% and 33.4% for the three and six months ended June 30, 2016, respectively. The rates for the three and six months ended June 30, 2017 resulted in income tax expense of $18.0 million and $32.1 million, respectively, compared to income tax expense of $13.5 million and $18.3 million for the same periods in 2016. The year-over-year increase in our effective tax rate for the three months ended June 30, 2017 was primarily the result of our estimate of the full year effective tax rate for 2016 including an estimate for energy credits whereas our estimate for the 2017 full year includes no such energy credit as the credit has not been approved by the U.S. Congress. For the six months ended June 30, 2017, the year-over-year increase in our effective tax rate was due to the foregoing energy credits matter coupled with an establishment of a valuation allowance in the 2017 first quarter against certain state net operating loss carryforwards where realization was more uncertain at the time.

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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of June 30, 2017.

As of June 30, 2017, we had $15.0 million in borrowings and $32.8 million in letters of credit outstanding under the Revolving Credit Facility, leaving remaining borrowing capacity of $502.2 million.

Mortgage Repurchase Facility. HomeAmerican entered into an Amended and Restated Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”), effective September 16, 2016. The Mortgage Repurchase Facility amends and restates the prior Master Repurchase Agreement with USBNA dated as of November 12, 2008, as amended, which contained similar terms. The Mortgage Repurchase Facility increases the facility amount from $50 million to $75 million, extends the expiration date to September 15, 2017, adjusts the facility’s sublimits, expands the types of eligible loans, and reduces the facility fee. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased on June 28, 2017 from $75 million to $100 million and was effective through July 27, 2017. The Mortgage Repurchase Facility also had a temporary increase in the maximum aggregate commitment from $75 million to $125 million from December 27, 2016 through January 25, 2017. At June 30, 2017 and December 31, 2016, HomeAmerican had $69.1 million and $114.5 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is LIBOR-based. The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of June 30, 2017.

Dividends

During the three and six months ended June 30, 2017, we paid dividends of $0.25 per share and $0.50 per share, respectively, compared to $0.24 per share and $0.48 per share for the same periods in the prior year, respectively.

MDC Common Stock Repurchase Program

At June 30, 2017, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the three months ended June 30, 2017.

Consolidated Cash Flow

During the six months ended June 30, 2017, we generated $120.9 million of cash from operating activities, primarily due to (1) net income of $56.1 million, (2) a $43.5 million decrease in mortgage loans held-for-sale, (3) a $10.0 million decrease in our deferred tax asset, (4) an $8.8 million increase in accounts payable and accrued liabilities, and (5) a $5.4 million decrease in trade and other receivables.

During the six months ended June 30, 2017, we used $2.0 million of cash for investing activities, primarily attributable to the purchase of $1.4 million in property and equipment.

During the six months ended June 30, 2017, we used $63.9 million in cash for financing activities, primarily related to payments of $45.4 million on our mortgage repurchase facility and dividend payments totaling $25.8 million. These amounts were slightly offset by proceeds of $7.3 million from the exercise of stock options.

Off-Balance Sheet Arrangements

Lot Option Purchase Contracts. In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At June 30, 2017, we had deposits of $14.5 million in the form of cash and $3.1 million in the form of letters of credit that secured option contracts to purchase 5,090 lots for a total estimated purchase price of $361.4 million.

Surety Bonds and Letters of Credit. At June 30, 2017, we had outstanding surety bonds and letters of credit totaling $175.8 million and $64.6 million, respectively, including $31.8 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $24.1 million and $32.3 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Our cash and investment policy and strategy is to achieve an appropriate investment return while preserving principal and managing risk. Our cash and cash equivalents may include immediately available commercial bank deposits, commercial paper, money market funds, certificates of deposit and time deposits. Our marketable securities consist of holdings in corporate equities, preferred stock and exchange traded funds. The market value and/or income derived from our equity securities can be negatively impacted by a number of market risk factors, including changes in interest rates, general economic conditions and equity markets. As of June 30, 2017, we had marketable securities in unrealized loss positions totaling $0.8 million, against which we recorded impairments totaling $0.1 million during the current quarter. For the remaining marketable securities in unrealized loss positions totaling $0.7 million, there can be no assurances that the cost basis of these securities will be recovered in the future. If we elect to sell, or are otherwise were required to sell these securities, we could be required to record losses if the market values do not increase prior to any sales. Such losses, if any, would be recorded as a component of our results of operations.

We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments and debt. Derivative instruments utilized in the normal course of business by HomeAmerican include interest rate lock commitments and forward sales of mortgage-backed securities, which are used to manage the price risk on fluctuations in interest rates on our mortgage loans in inventory and interest rate lock commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed at June 30, 2017 had an aggregate principal balance of $110.7 million, all of which were under interest rate lock commitments at an average interest rate of 4.05%. In addition, HomeAmerican had mortgage loans held-for-sale with an aggregate principal balance of $92.6 million at June 30, 2017, of which $18.6 million had not yet been committed to a mortgage purchaser and had an average interest rate of 4.05%. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale that had not yet been committed to a mortgage purchaser, HomeAmerican had forward sales of securities totaling $106.0 million at June 30, 2017.

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

(b) Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any shares during the three or six months ended June 30, 2017. Additionally, there were no sales of unregistered equity securities during the period.

Item 6.	Exhibits

10.1	Third Amendment to the M.D.C. Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 25, 2017). *

10.2	Form of 2017 Performance Share Unit Grant Agreement (2011 Equity Incentive Plan).

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

____________________

* Incorporated by reference

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2017	M.D.C. HOLDINGS, INC.
(Registrant)

By: /s/ Robert N. Martin
Robert N. Martin
Senior Vice President, Chief Financial Officer and Principal Accounting Officer (principal financial officer and duly authorized officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

10.1	Third Amendment to the M.D.C. Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 25, 2017). *

10.2	Form of 2017 Performance Share Unit Grant Agreement (2011 Equity Incentive Plan).

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

____________________

* Incorporated by reference