Form 10-Q
period 2017-09-30
MDC HOLDINGS INC
filed 2017-11-02
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 1, 2017, 51,943,156 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

(i)

PART I

ITEM 1.     Unaudited Consolidated Financial Statements

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets.

	September 30,	December 31,
	2017	2016
	(Dollars in thousands, except
	per share amounts)
	(Unaudited)
ASSETS

Homebuilding:
Cash and cash equivalents	$351,399	$259,087
Marketable securities	-	59,770
Restricted cash	8,723	3,778
Trade and other receivables	42,904	42,492
Inventories:
Housing completed or under construction	969,419	874,199
Land and land under development	863,002	884,615
Total inventories	1,832,421	1,758,814
Property and equipment, net	26,304	28,041
Deferred tax asset, net	64,164	74,888
Metropolitan district bond securities (related party)	-	30,162
Prepaid and other assets	72,808	60,463
Total homebuilding assets	2,398,723	2,317,495
Financial Services:
Cash and cash equivalents	26,419	23,822
Marketable securities	40,221	36,436
Mortgage loans held-for-sale, net	89,804	138,774
Other assets	11,135	12,062
Total financial services assets	167,579	211,094
Total Assets	$2,566,302	$2,528,589
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$49,390	$42,088
Accrued liabilities	151,661	144,566
Revolving credit facility	15,000	15,000
Senior notes, net	842,532	841,646
Total homebuilding liabilities	1,058,583	1,043,300
Financial Services:
Accounts payable and accrued liabilities	51,697	50,734
Mortgage repurchase facility	65,103	114,485
Total financial services liabilities	116,800	165,219
Total Liabilities	1,175,383	1,208,519
Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 51,933,969 and 51,485,090 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	519	515
Additional paid-in-capital	995,132	983,532
Retained earnings	392,442	313,952
Accumulated other comprehensive income	2,826	22,071
Total Stockholders' Equity	1,390,919	1,320,070
Total Liabilities and Stockholders' Equity	$2,566,302	$2,528,589

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share amounts)
	(Unaudited)
Homebuilding:
Home sale revenues	$584,947	$575,722	$1,796,046	$1,541,337
Land sale revenues	1,340	2,290	2,938	4,930
Total home and land sale revenues	586,287	578,012	1,798,984	1,546,267
Home cost of sales	(485,147)	(481,511)	(1,493,166)	(1,287,373)
Land cost of sales	(1,259)	(2,318)	(2,672)	(4,197)
Inventory impairments	(4,540)	(4,700)	(9,390)	(6,300)
Total cost of sales	(490,946)	(488,529)	(1,505,228)	(1,297,870)
Gross margin	95,341	89,483	293,756	248,397
Selling, general and administrative expenses	(69,102)	(61,904)	(206,109)	(182,621)
Interest and other income	54,548	1,869	59,722	5,358
Other expense	(618)	(1,558)	(1,635)	(2,463)
Other-than-temporary impairment of marketable securities	-	(215)	(51)	(934)
Homebuilding pretax income	80,169	27,675	145,683	67,737

Financial Services:
Revenues	17,464	17,408	54,516	44,248
Expenses	(8,849)	(7,955)	(25,247)	(21,739)
Interest and other income	925	1,035	3,142	2,648
Other-than-temporary impairment of marketable securities	(29)	(111)	(160)	(111)
Financial services pretax income	9,511	10,377	32,251	25,046

Income before income taxes	89,680	38,052	177,934	92,783
Provision for income taxes	(28,517)	(11,693)	(60,651)	(29,948)
Net income	$61,163	$26,359	$117,283	$62,835

Other comprehensive income (loss) related to available for sale securities, net of tax	(23,175)	1,028	(19,245)	3,871
Comprehensive income	$37,988	$27,387	$98,038	$66,706

Earnings per share:
Basic	$1.18	$0.51	$2.27	$1.22
Diluted	$1.16	$0.51	$2.23	$1.22

Weighted average common shares outstanding:
Basic	51,650,360	51,297,132	51,502,986	51,286,844
Diluted	52,601,118	51,460,446	52,248,377	51,297,765

Dividends declared per share	$0.25	$0.24	$0.75	$0.72

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2017	2016
	(Dollars in thousands)
	(Unaudited)
Operating Activities:
Net income	$117,283	$62,835
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	3,100	6,636
Depreciation and amortization	4,205	3,702
Inventory impairments	9,390	6,300
Other-than-temporary impairment of marketable securities	211	1,045
Gain on sale of marketable securities	(18,122)	(911)
Gain on sale of metropolitan district bond securities (related party)	(35,847)	-
Deferred income tax expense	22,795	11,357
Net changes in assets and liabilities:
Restricted cash	(4,945)	(871)
Trade and other receivables	119	(21,679)
Mortgage loans held-for-sale	48,970	(2,319)
Housing completed or under construction	(101,997)	(229,739)
Land and land under development	19,886	141,131
Prepaid expenses and other assets	(11,229)	(4,573)
Accounts payable and accrued liabilities	15,345	18,183
Net cash provided by (used in) operating activities	69,164	(8,903)

Investing Activities:
Purchases of marketable securities	(17,604)	(28,272)
Sales of marketable securities	83,315	56,873
Proceeds from sale of metropolitan district bond securities (related party)	44,253	-
Purchases of property and equipment	(1,917)	(3,865)
Net cash provided by investing activities	108,047	24,736

Financing Activities:
Advances (payments) on mortgage repurchase facility, net	(49,382)	3,400
Dividend payments	(38,793)	(36,763)
Payments of deferred financing costs	(2,630)	-
Proceeds from exercise of stock options	8,503	-
Net cash used in financing activities	(82,302)	(33,363)

Net increase (decrease) in cash and cash equivalents	94,909	(17,530)
Cash and cash equivalents:
Beginning of period	282,909	180,988
End of period	$377,818	$163,458

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. ("MDC," “the Company," “we,” “us,” or “our,” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at September 30, 2017 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") and created ASC Topic 606 (“ASC 606”), which is a comprehensive new revenue recognition model. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for our interim and annual reporting periods beginning January 1, 2018, and is to be adopted using either a full retrospective or modified retrospective transition method. We intend to adopt the new standard under the modified retrospective approach in the 2018 first quarter.

Although we are still in the process of evaluating our contracts and updating our accounting policies, we do not believe the adoption of ASC 606 will have a material impact on the amount or timing of our recognition of revenues. There are certain markets where we are unable to complete certain performance obligations (generally landscaping) at the time of closing due to weather. Based on ASC 606, we have concluded that we will defer revenue and the related cost of sales specific to the unfulfilled performance obligations until it is delivered to the homeowner, which is different than our current accounting treatment. We anticipate that these adjustments to revenue and cost of sales will be immaterial each quarter. ASC 606 also will impact our accounting for land sales. Currently we include the proceeds from land sales in land sale revenues in the homebuilding section of our consolidated statements of operations and comprehensive income and include the associated costs in land cost of sales. Under ASC 606, we have concluded that the entities that we typically sell land to will likely not meet the definition of a customer. In those instances in which our land is sold to a non-customer, our gain (loss) from the sale of the land will now be included in interest and other income in the homebuilding section of our consolidated statements of operations and comprehensive income. However, these sales are infrequent and, as such, each contract and the classification of the transaction will be evaluated when executed.

In addition, ASU 2014-09 eliminates the guidance in ASC Topic 970, Real Estate, that currently prescribes the accounting for costs incurred to sell real estate projects. We will apply the new guidance in ASC Topic 340-40, Other Assets and Deferred Costs — Contracts With Customers (“ASC 340-40), to these costs. Under ASC 340-40, incremental costs of obtaining a contract with a customer (i.e., costs that would not have been incurred if the contract had not been obtained) will be recognized as an asset only if we expect to recover them. We are still evaluating the accounting for marketing costs under ASC 340-40, but have concluded that marketing costs that were previously capitalized to a deferred marketing asset will now either be expensed as incurred or will be capitalized to fixed assets and amortized over the life of the community. As a result of this change, the timing of recognition and classification of certain marketing costs will change from the current accounting treatment. We are continuing to evaluate the exact dollar impact ASU 2014-09 will have on recording revenue and our marketing costs in our consolidated financial statements and related disclosures.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which makes a number of changes to the current GAAP model, including changes to the accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Under ASU 2016-01, we will primarily be impacted by the changes to accounting for equity instruments with readily determinable fair values as they will no longer be permitted to be classified as available-for-sale (changes in fair value reported through other comprehensive income) and instead, all changes in fair value will be reported in earnings. ASU 2016-01 is effective for our interim and annual reporting periods beginning January 1, 2018 and is to be applied using a modified retrospective transition method. As discussed below, during the 2017 third quarter, we sold a significant portion of our investments in equity securities, but there is a possibility we will purchase additional equity securities in the future. If we do have a material amount of investments in equity securities after the date of adoption, we expect that the impact to our consolidated statements of operations and comprehensive income from this update could be material. Furthermore, depending on trends in the stock market, we may see increased volatility in our consolidated statements of operations and comprehensive income.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. ASU 2016-09 became effective for us in the 2017 first quarter. The primary impact from this guidance, on a prospective basis, will be to our provision for income taxes line item on our consolidated statements of operations and comprehensive income. Any excess tax benefits or deficiencies from (1) the exercise or expiration of options or (2) the vesting of stock awards will now be recognized through our income tax provision as opposed to additional paid-in capital (to the extent we had a sufficient pool of windfall tax benefits). As a result of exercises of stock options and vesting of stock awards during the three and nine months ended September 30, 2017, we recognized an excess tax deficiency of $0.0 million and an excess tax benefit of $0.1 million, respectively, in our tax provision for each period. Furthermore, as of September 30, 2017, we had options covering approximately 567,000 shares (1) with exercise prices above the MDC closing share price at September 30, 2017 and (2) that will have their ability to exercise expire at some point during the 2017 fourth quarter. If the exercise price continues to be greater than the share price of MDC throughout 2017, these options will likely expire unexercised and as a result, we could recognize approximately $2.6 million in additional expense in our provision for income taxes line item on our consolidated statements of operations and comprehensive income in 2017. Another provision of ASU 2016-09 that is relevant to the Company is the classification of excess tax benefits on the statement of cash flows, which was adopted on a prospective basis. This provision did not have a material effect on the statement of cash flows and is not expected to have a material impact on the statement of cash flows in future quarterly or annual filings. Adoption of ASU 2016-09 was not material to our statement of cash flows for the periods presented and we do not anticipate it will be material for the year ending December 31, 2017.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”), which amends ASC Topic 230, Statement of Cash Flows, to clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The amendments in ASU 2016-15 are intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for our interim and annual reporting periods beginning January 1, 2018, and is to be applied using a retrospective transition method. Earlier adoption is permitted. We do not plan to early adopt ASU 2016-15 and do not believe the guidance will have a material impact on our statement of cash flows upon adoption.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force (“ASU 2016-18”), which requires restricted cash to be included with cash and cash equivalents when reconciling the beginning and ending amounts on the statement of cash flows. ASU 2016-18 is effective for our interim and annual reporting periods beginning January 1, 2018, and is to be applied using a retrospective transition method. Earlier adoption is permitted. We do not plan to early adopt ASU 2016-18 and do not believe the guidance will have a material impact on our statement of cash flows upon adoption.

3.	Segment Reporting

An operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Chief Operating Decision Maker (“CODM”), or decision-making group, to evaluate performance and make operating decisions. We have identified our CODM as two key executives—the Chief Executive Officer (“CEO”) and the Chief Operating Officer (“COO”).

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The following table summarizes home and land sale revenues for our homebuilding operations and revenues for our financial services operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Homebuilding
West	$326,804	$284,589	$959,641	$745,995
Mountain	167,066	192,876	564,558	521,034
East	92,417	100,547	274,785	279,238
Total homebuilding revenues	$586,287	$578,012	$1,798,984	$1,546,267

Financial Services
Mortgage operations	$11,176	$11,294	$36,056	$28,866
Other	6,288	6,114	18,460	15,382
Total financial services revenues	$17,464	$17,408	$54,516	$44,248

The following table summarizes pretax income (loss) for our homebuilding and financial services operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Homebuilding
West	$17,746	$18,392	$54,335	$43,830
Mountain	18,326	18,856	61,097	49,688
East	2,613	(2,267)	9,989	3,600
Corporate	41,484	(7,306)	20,262	(29,381)
Total homebuilding pretax income	$80,169	$27,675	$145,683	$67,737

Financial Services
Mortgage operations	$5,857	$6,723	$21,093	$16,491
Other	3,654	3,654	11,158	8,555
Total financial services pretax income	$9,511	$10,377	$32,251	$25,046

Total pretax income	$89,680	$38,052	$177,934	$92,783

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

	September 30,	December 31,
	2017	2016
Homebuilding assets	(Dollars in thousands)
West	$1,052,795	$1,035,033
Mountain	677,721	571,139
East	217,238	256,816
Corporate	450,969	454,507
Total homebuilding assets	$2,398,723	$2,317,495

Financial services assets
Mortgage operations	$102,704	$153,182
Other	64,875	57,912
Total financial services assets	$167,579	$211,094

Total assets	$2,566,302	$2,528,589

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

4. Earnings Per Share

ASC 260 requires a company that has participating security holders (for example, holders of unvested restricted stock that have non-forfeitable dividend rights) to utilize the two-class method for calculating earnings per share (“EPS”) unless the treasury stock method results in lower EPS. The two-class method is an allocation of earnings/(loss) between the holders of common stock and a company’s participating security holders. Under the two-class method, earnings/(loss) for the reporting period are allocated between common shareholders and other security holders based on their respective rights to receive distributed earnings (i.e., dividends) and undistributed earnings (i.e., net income/(loss)). Our common shares outstanding are comprised of shareholder owned common stock and shares of unvested restricted stock held by participating security holders. Basic EPS is calculated by dividing income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding, excluding participating shares in accordance with ASC 260. To calculate diluted EPS, basic EPS is further adjusted to include the effect of potentially dilutive stock options outstanding. The table below shows our basic and diluted EPS calculations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share amounts)
Numerator
Net income	$61,163	$26,359	$117,283	$62,835
Less: distributed earnings allocated to participating securities	(68)	(45)	(196)	(124)
Less: undistributed earnings allocated to participating securities	(244)	(49)	(375)	(83)
Net income attributable to common stockholders (numerator for basic earnings per share)	60,851	26,265	116,712	62,628
Add back: undistributed earnings allocated to participating securities	244	49	375	83
Less: undistributed earnings reallocated to participating securities	(240)	(49)	(369)	(83)
Numerator for diluted earnings per share under two class method	$60,855	$26,265	$116,718	$62,628

Denominator
Weighted-average common shares outstanding	51,650,360	51,297,132	51,502,986	51,286,844
Add: dilutive effect of stock options	950,758	163,314	745,391	10,921
Denominator for diluted earnings per share under two class method	52,601,118	51,460,446	52,248,377	51,297,765

Basic Earnings Per Common Share	$1.18	$0.51	$2.27	$1.22
Diluted Earnings Per Common Share	$1.16	$0.51	$2.23	$1.22

Diluted EPS for the three and nine months ended September 30, 2017 excluded options to purchase approximately 0.7 million and 1.1 million shares of common stock, respectively, because the effect of their inclusion would be anti-dilutive. For the same periods in 2016, diluted EPS excluded options to purchase approximately 5.3 million and 6.4 million shares, respectively. The year-over-year decreases for the three and nine months ended September 30, 2017 in anti-dilutive shares and the year-over-year increases in dilutive shares were primarily the result of year-over-year increases in the average price of MDC stock.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

5.	Accumulated Other Comprehensive Income

The following table sets forth our changes in accumulated other comprehensive income (“AOCI”):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Unrealized gains on available-for-sale marketable securities [1] :
Beginning balance	$11,176	$5,344	$7,730	$3,657
Other comprehensive income before reclassifications	1,778	1,156	6,201	2,559
Amounts reclassified from AOCI [2]	(10,128)	(201)	(11,105)	83
Ending balance	$2,826	$6,299	$2,826	$6,299

Unrealized gains on available-for-sale metropolitan district bond securities [1] :
Beginning balance	$14,825	$13,214	$14,341	$12,058
Other comprehensive income before reclassifications	7,400	73	7,884	1,229
Amounts reclassified from AOCI	(22,225)	-	(22,225)	-
Ending balance	$-	$13,287	$-	$13,287

Total ending AOCI	$2,826	$19,586	$2,826	$19,586

(1)	All amounts net-of-tax.
(2)	See separate table below for details about these reclassifications

The following table sets forth the activity related to reclassifications out of accumulated other comprehensive income related to available for sale securities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Affected Line Item in the Statements of Operations	2017	2016	2017	2016
	(Dollars in thousands)
Homebuilding: Interest and other income	$52,211	$555	$53,622	$817
Homebuilding: Other-than-temporary impairment of marketable securities	-	(215)	(51)	(934)
Financial services: Interest and other income	-	94	347	94
Financial services: Other-than-temporary impairment of marketable securities	(29)	(111)	(160)	(111)
Income before income taxes	52,182	323	53,758	(134)
Provision for income taxes	(19,829)	(122)	(20,428)	51
Net income	$32,353	$201	$33,330	$(83)

6.	Fair Value Measurements

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis:

		Fair Value
Financial Instrument	Hierarchy	September 30, 2017	December 31, 2016
		(Dollars in thousands)
Marketable equity securities (available-for-sale)	Level 1	$40,221	$96,206
Mortgage loans held-for-sale, net	Level 2	$89,804	$138,774
Metropolitan district bond securities (related party) (available-for-sale)	Level 3	$-	$30,162

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of September 30, 2017 and December 31, 2016.

Cash and cash equivalents, restricted cash, trade and other receivables, prepaid and other assets, accounts payable, accrued liabilities and borrowings on our revolving credit facility. Fair value approximates carrying value.

Marketable securities.  As of September 30, 2017 and December 31, 2016, we held marketable equity securities, which consist of holdings in corporate equities, preferred stock and exchange traded funds. As of September 30, 2017 and December 31, 2016, all of our equity securities were treated as available-for-sale investments and as such, are recorded at fair value with all changes in fair value initially recorded through AOCI, subject to an assessment to determine if an unrealized loss, if applicable, is other-than-temporary.

Each quarter we assess all of our securities in an unrealized loss position for a potential other-than-temporary impairment (“OTTI”). If the unrealized loss is determined to be other-than-temporary, an OTTI is recorded in other-than-temporary impairment of marketable securities in the homebuilding or financial services sections of our consolidated statements of operations and comprehensive income. During the three and nine months ended September 30, 2017, we recorded pretax OTTI’s of $0.0 million and $0.2 million, respectively, for certain of our equity securities that were in an unrealized loss position as of the end of each respective period. For the same periods in 2016, we recorded pretax OTTI’s of $0.3 million and $1.0 million, respectively.

The following tables set forth the cost and estimated fair value of our available-for-sale marketable securities:

	September 30, 2017
	Cost Basis	OTTI	Net Cost Basis	Fair Value
	(Dollars in thousands)
Homebuilding equity securities	$-	$-	$-	$-
Financial services equity securities	36,304	(366)	35,938	40,221
Total marketable equity securities	$36,304	$(366)	$35,938	$40,221

	December 31, 2016
	Cost Basis	OTTI	Net Cost Basis	Fair Value
	(Dollars in thousands)
Homebuilding equity securities	$48,910	$(685)	$48,225	$59,770
Financial services equity securities	35,885	(373)	35,512	36,436
Total marketable equity securities	$84,795	$(1,058)	$83,737	$96,206

As of September 30, 2017 and December 31, 2016, our marketable equity securities were in net unrealized gain positions totaling $4.3 million and $12.5 million, respectively. Our individual marketable equity securities that were in unrealized loss positions, excluding those that were impaired as part of any OTTI, aggregated to an unrealized loss of $0.6 million and $0.5 million as of September 30, 2017 and December 31, 2016, respectively. The table below sets forth the aggregated unrealized losses for individual equity securities that were in unrealized loss positions but did not have OTTIs recognized. We do not believe the decline in the value of these marketable securities as of September 30, 2017 is other-than-temporary.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

	September 30, 2017			December 31, 2016
	Number of Securities in a Loss Position	Aggregate Loss Position	Aggregate Fair Value of Securities in a Loss Position	Number of Securities in a Loss Position	Aggregate Loss Position	Aggregate Fair Value of Securities in a Loss Position
	(Dollars in thousands)
Marketable equity securities	1	$(615)	$1,384	5	$(457)	$6,045

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Gross realized gains on sales of available-for-sale securities	$16,577	$740	$18,365	$2,210
Gross realized losses on sales of available-for-sale securities	(213)	(91)	(243)	(1,299)
Net realized gain on sales of available-for-sale securities	$16,364	$649	$18,122	$911

Mortgage loans held-for-sale, net.  Our mortgage loans held-for-sale, which are measured at fair value on a recurring basis, include (1) mortgage loans held-for-sale that are under commitments to sell and (2) mortgage loans held-for-sale that are not under commitments to sell. At September 30, 2017 and December 31, 2016, we had $75.3 million and $96.2 million, respectively, of mortgage loans held-for-sale under commitments to sell. The fair value for those loans was based on quoted market prices for those mortgage loans, which are Level 2 fair value inputs. At September 30, 2017 and December 31, 2016, we had $14.5 million and $42.6 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input.

Gains on sales of mortgage loans, net, are included as a component of revenues in the financial services section of our consolidated statements of operations and comprehensive income. For the three and nine months ended September 30, 2017, we recorded net gains on the sales of mortgage loans of $9.8 million and $28.5 million, respectively, compared to $10.0 million and $22.5 million for the same periods in the prior year, respectively.

Metropolitan district bond securities (related party).  The metropolitan district bond securities (the “Metro Bonds”) are included in the homebuilding section of our consolidated balance sheets. We acquired the Metro Bonds from a quasi-municipal corporation in the state of Colorado (the “Metro District”), which was formed to help fund and maintain the infrastructure associated with a master-planned community being developed by our Company. During the 2017 third quarter, we sold the Metro Bonds for net proceeds of $44.3 million. With a cost basis of $8.4 million, we recorded a realized gain of $35.8 million, which is included in interest and other income in the homebuilding section of our consolidated statement of operations and comprehensive income.

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

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
5⅝% Senior Notes due February 2020, net	$247,613	$268,113	$246,915	$265,611
5½% Senior Notes due January 2024, net	248,535	270,250	248,391	258,800
6% Senior Notes due January 2043, net	346,384	340,423	346,340	297,087
Total	$842,532	$878,786	$841,646	$821,498

7.	Inventories

The following table sets forth, by reportable segment, information relating to our homebuilding inventories:

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)
Housing completed or under construction:
West	$489,753	$470,503
Mountain	343,394	277,922
East	136,272	125,774
Subtotal	969,419	874,199
Land and land under development:
West	489,758	499,186
Mountain	305,953	271,252
East	67,291	114,177
Subtotal	863,002	884,615
Total inventories	$1,832,421	$1,758,814

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

Impairments of homebuilding inventory by segment for the three and nine months ended September 30, 2017 and 2016 are shown in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
West	$1,885	$-	$5,985	$1,400
Mountain	370	-	370	-
East	2,285	4,700	3,035	4,900
Total inventory impairments	$4,540	$4,700	$9,390	$6,300

The table below provides quantitative data, for the periods presented, used in determining the fair value of the impaired inventory.

	Impairment Data				Quantitative Data
Three Months Ended	Total Subdivisions Tested	Inventory Impairments	Fair Value of Inventory After Impairments	Number of Subdivisions Impaired	Discount Rate
	(Dollars in thousands)
March 31, 2017	33	$4,850	$19,952	2	12%	to	18%
June 30, 2017	35	$-	$-	-		N/A
September 30, 2017	33	$4,540	$52,190	9	10%	to	15%

March 31, 2016	14	$-	$-	-		N/A
June 30, 2016	17	$1,600	$6,415	2	12%	to	15%
September 30, 2016	25	$4,700	$12,295	2	15%	to	18%

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

8.	Capitalization of Interest

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Homebuilding interest incurred	$13,212	$13,187	$39,594	$39,511
Less: Interest capitalized	(13,212)	(13,187)	(39,594)	(39,511)
Homebuilding interest expensed	$-	$-	$-	$-

Interest capitalized, beginning of period	$62,091	$77,150	$68,085	$77,541
Plus: Interest capitalized during period	13,212	13,187	39,594	39,511
Less: Previously capitalized interest included in home and land cost of sales	(15,087)	(15,922)	(47,463)	(42,637)
Interest capitalized, end of period	$60,216	$74,415	$60,216	$74,415

9.	Homebuilding Prepaid and Other Assets

The following table sets forth the components of homebuilding prepaid and other assets:

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)
Deferred marketing costs	$37,178	$35,313
Land option deposits	16,277	8,683
Goodwill	6,008	6,008
Prepaid expenses	6,011	4,735
Deferred debt issuance costs on revolving credit facility, net	6,139	4,340
Other	1,195	1,384
Total	$72,808	$60,463

10.	Homebuilding Accrued Liabilities and Financial Services Accounts Payable and Accrued Liabilities

The following table sets forth information relating to homebuilding accrued liabilities:

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)
Customer and escrow deposits	$37,578	$27,183
Warranty accrual	20,725	20,678
Accrued compensation and related expenses	27,624	27,830
Accrued interest	11,031	23,234
Construction defect claim reserves	7,480	8,750
Land development and home construction accruals	6,212	8,695
Other accrued liabilities	41,011	28,196
Total accrued liabilities	$151,661	$144,566

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The following table sets forth information relating to financial services accounts payable and accrued liabilities:

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)
Insurance reserves	$43,016	$42,204
Accounts payable and other accrued liabilities	8,681	8,530
Total accounts payable and accrued liabilities	$51,697	$50,734

11.	Warranty Accrual

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

The table set forth below summarizes accrual, adjustment and payment activity related to our warranty accrual for the three and nine months ended September 30, 2017 and 2016. For both the three and nine months ended September 30, 2017, we recorded adjustments to decrease our warranty accrual by $0.4 million. The decreases were driven by an adjustment to a specific warranty accrual where we determined that a portion of the previously accrued amount would be covered by insurance. For the three and nine months ended September 30, 2016, we increased our warranty reserve by $1.8 million and $5.1 million, respectively. The adjustments made during 2016 were due to higher than expected recent warranty related expenditures.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$20,965	$17,217	$20,678	$15,328
Expense provisions	2,448	2,390	7,691	6,147
Cash payments	(2,263)	(2,723)	(7,269)	(7,828)
Adjustments	(425)	1,825	(375)	5,062
Balance at end of period	$20,725	$18,709	$20,725	$18,709

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The table set forth below summarizes our insurance and construction defect claim reserves activity for the three and nine months ended September 30, 2017 and 2016. These reserves are included as a component of accrued liabilities in either the financial services or homebuilding sections of the consolidated balance sheets.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$49,647	$46,900	$50,954	$45,811
Expense provisions	2,383	1,888	6,884	5,222
Cash payments, net of recoveries	(1,535)	(635)	(7,343)	(2,880)
Balance at end of period	$50,495	$48,153	$50,495	$48,153

In the ordinary course of business, we make payments from our insurance and construction defect claim reserves to settle litigation claims arising from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the three and nine months ended September 30, 2017 and 2016 are not necessarily indicative of what future cash payments will be for subsequent periods.

13.	Income Taxes

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. Our overall effective income tax rates were 31.8% and 34.1% for the three and nine months ended September 30, 2017, respectively, compared to 30.7% and 32.3% for the three and nine months ended September 30, 2016, respectively. The rates for the three and nine months ended September 30, 2017 resulted in income tax expense of $28.5 million and $60.7 million, respectively, compared to income tax expense of $11.7 million and $29.9 million for the same periods in 2016. The year-over-year increase in our effective tax rate for the three months ended September 30, 2017 was primarily the result of our estimate of the full year effective tax rate for 2016 including an estimate for energy credits whereas our estimate for the 2017 full year includes no such energy credit as the credit has not been approved by the U.S. Congress. Additionally, our 2016 third quarter benefited from certain positive return-to-provision adjustments as a result of filing our 2015 tax returns, whereas our 2017 third quarter included no such adjustments. However, the impact of these items were substantially offset by the release of a valuation allowance on our Metro Bonds as a result of the gain on the sale of those securities at the end of the 2017 third quarter enabling us to utilize the full deferred tax asset recorded on the Metro Bonds. For the nine months ended September 30, 2017, the year-over-year increase in our effective tax rate was due to the foregoing energy credits matter coupled with the establishment of a valuation allowance in the 2017 first quarter against certain state net operating loss carryforwards where realization was more uncertain at the time. These items were somewhat offset by the release of the Metro Bonds valuation allowance discussed above.

At September 30, 2017 and December 31, 2016 we had deferred tax assets, net of valuation allowances and deferred tax liabilities, of $64.2 million and $74.9 million, respectively. The valuation allowances were primarily related to various state net operating loss carryforwards where realization is more uncertain at this time due to the limited carryforward periods that exist in certain states.

14.	Senior Notes

The carrying value of our senior notes as of September 30, 2017 and December 31, 2016, net of any unamortized debt issuance costs or discount, were as follows:

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)
5⅝% Senior Notes due February 2020, net	$247,613	$246,915
5½% Senior Notes due January 2024, net	248,535	248,391
6% Senior Notes due January 2043, net	346,384	346,340
Total	$842,532	$841,646

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Subsequent to September 30, 2017, we completed a public offering of an additional $150 million principal amount of our 6% senior notes due 2043. See Note 20 for additional information.

15.	Stock-Based Compensation

We account for share-based awards in accordance with ASC 718, which requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period. Stock-based compensation awards are valued at fair value on the date of grant. The following table sets forth share-based award expense activity for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Stock option grants expense	$391	$328	$747	$5,621
Restricted stock awards expense	445	145	1,224	1,015
Performance share units expense	226	-	1,129	-
Total stock based compensation	$1,062	$473	$3,100	$6,636

On May 18, 2015, the Company granted a non-qualified stock option to each of the Chief Executive Officer and the Chief Operating Officer for 1,050,000 shares of common stock under the Company’s 2011 Equity Incentive Plan. The terms of each option provide that, over a five year period, one third of the option shares will vest as of each of the third, fourth, and fifth anniversary dates of the grant of the option; provided that all unvested option shares will vest immediately in the event the closing price of the Company’s stock, as reported by the New York Stock Exchange, in any 20 out of 30 consecutive trading days closes at a price equal to or greater than 120% of the closing price on the date of grant (the “market-based condition”). The option exercise price is equal to the closing price of the Company’s common stock on the date of grant, which was $27.10 and the expiration date of each option is May 18, 2025. In accordance with ASC 718, the market-based awards were assigned a fair value of $5.35 per share (total value of $11.2 million) on the date of grant using a Monte Carlo simulation model and, as calculated under that model, all expense was recorded on a straight-line basis through the end of the 2016 second quarter. Included in the stock option grant expense for the nine months ended September 30, 2016, shown in the table above, was $5.0 million of stock option grant expense related to these market-based option grants. During the 2017 second quarter, the market-based condition was achieved and, as a result, the shares fully vested and became exercisable.

On July 25, 2016 and June 20, 2017, the Company granted long term performance stock unit awards (“PSUs”) to each of the CEO, the COO, and the Chief Financial Officer (“CFO”) under the Company’s 2011 Equity Incentive Plan. The PSUs will be earned based upon the Company’s performance, over a three year period (the “Performance Period”), measured by increasing home sale revenues over a “Base Period”. Each award is conditioned upon the Company achieving an average gross margin from home sales percentage (excluding impairments) of at least fifteen percent (15%) over the Performance Period.  Target goals will be earned if the Company’s three year average home sale revenues over the Performance Period (“Performance Revenues”) exceed the home sale revenues over the Base Period (“Base Revenues”) by at least 10% but less than 20%. If Performance Revenues exceed the Base Revenues by at least 5% but less than 10% (“Threshold Goals”), 50% of the Target Goals will be earned. If Performance Revenues exceed the Base Revenues by at least 20%, 200% of the Target Goals will be earned (“Maximum Goals”).  For the PSUs granted in 2017, the number of PSUs earned shall be adjusted to be proportional to the partial performance between the Threshold Goals, Target Goals and Maximum Goals. Details for each defined term above for both grants have been provided in the table below.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

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
												$15,305

In accordance with ASC 718, the PSUs were valued on the date of grant at their fair value. The grant date fair value and maximum potential expense if the Maximum Goals were met for these awards has been provided in the table above. ASC 718 does not permit recognition of expense associated with performance based stock awards until achievement of the performance targets are probable of occurring. As of September 30, 2017, the Company determined that achievement of the Threshold Goals was probable for the PSUs granted in 2016 and, as such, recorded share-based award expense related to the awards of $0.2 million and $1.1 million, respectively, for the three and nine months ended September 30, 2017. For the PSUs granted in 2017, the Company concluded that achievement of any of the performance metrics had not met the level of probability required to record compensation expense at that time and, as such, no expense related to the grant of these awards has been recognized as of September 30, 2017.

16.	Commitments and Contingencies

Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At September 30, 2017, we had outstanding surety bonds and letters of credit totaling $184.9 million and $65.5 million, respectively, including $31.6 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $33.0 million and $25.3 million, respectively. All letters of credit as of September 30, 2017, excluding those issued by HomeAmerican, were issued under our unsecured revolving credit facility (see Note 18 for further discussion of the revolving credit facility). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

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

Lot Option Contracts. In the ordinary course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allow us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, and minimizes the amount of land inventories on our consolidated balance sheets. Our obligation with respect to Option Contracts is generally limited to forfeiture of the related deposits. At September 30, 2017, we had cash deposits and letters of credit totaling $11.4 million and $3.6 million, respectively, at risk associated with the option to purchase 6,306 lots.

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

At September 30, 2017, we had interest rate lock commitments with an aggregate principal balance of $101.2 million. Additionally, we had $14.0 million of mortgage loans held-for-sale at September 30, 2017 that had not yet been committed to a mortgage purchaser. In order to hedge the changes in fair value of our interest rate lock commitments and mortgage loans held-for-sale that had not yet been committed to a mortgage purchaser, we had forward sales of securities totaling $85.0 million at September 30, 2017.

For the three and nine months ended September 30, 2017, we recorded net losses of $0.5 million and $0.5 million, respectively, on our derivatives, compared to net gains of $0.1 million and $1.1 million for the same periods in 2016.

18.	Lines of Credit

Revolving Credit Facility. We have an unsecured revolving credit agreement (“Revolving Credit Facility”) with a group of lenders which may be used for general corporate purposes. This agreement was amended on September 29, 2017 to (1) extend the Revolving Credit Facility maturity to December 16, 2022, (2) increase the aggregate commitment from $550 million to $700 million (the “Commitment”) and (3) provide that the aggregate amount of the commitments may increase to an amount not to exceed $1.25 billion upon our request, subject to receipt of additional commitments from existing or additional lenders and, in the case of additional lenders, the consent of the co-administrative agents. As defined in the Revolving Credit Facility, interest rates on base rate borrowings are equal to the highest of (1) 0.0%, (2) a specified eurocurrency rate, or (3) a federal funds effective rate or prime rate, plus, in each case, a margin that is determined based on our credit ratings and leverage ratio. Interest rates on eurocurrency borrowings are equal to the specified eurocurrency rate. At any time at which our leverage ratio, as of the last day of the most recent calendar quarter, exceeds 55%, the aggregate principal amount of all consolidated senior debt borrowings outstanding may not exceed the borrowing base. There is no borrowing base requirement if our leverage ratio, as of the last day of the most recent calendar quarter, is 55% or less.

The Revolving Credit Facility is fully and unconditionally guaranteed, jointly and severally, by most of our homebuilding segment subsidiaries. The facility contains various representations, warranties and covenants that we believe are customary for agreements of this type. The financial covenants include a consolidated tangible net worth test and a leverage test, along with a consolidated tangible net worth covenant, all as defined in the Revolving Credit Facility. A failure to satisfy the foregoing tests does not constitute an event of default, but can trigger a “term-out” of the facility. A breach of the consolidated tangible net worth covenant (but not the consolidated tangible net worth test) or a violation of anti-corruption or sanctions laws would result in an event of default.

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of September 30, 2017.

We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At September 30, 2017 and December 31, 2016, there were $34.0 million and $23.0 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. At both September 30, 2017 and December 31, 2016, we had $15.0 million outstanding under the Revolving Credit Facility. As of September 30, 2017, availability under the Revolving Credit Facility was approximately $651.0 million.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). Effective August 10, 2017, the Mortgage Repurchase Facility was amended to extend its termination date to August 9, 2018. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased on December 27, 2016 from $75 million to $125 million and was effective through January 25, 2017. At September 30, 2017 and December 31, 2016, HomeAmerican had $65.1 million and $114.5 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is LIBOR-based.

The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of September 30, 2017.

19.	Related Party Transactions

We contributed $1.5 million and $1.0 million in cash to the MDC/Richmond American Homes Foundation (the “Foundation”) during the nine months ended September 30, 2017 and 2016, respectively. The Foundation is a Delaware non-profit corporation that was incorporated on September 30, 1999.

The Foundation is a non-profit organization operated exclusively for charitable, educational and other purposes beneficial to social welfare within the meaning of Section 501(c)(3) of the Internal Revenue Code. The following Directors and/or officers of the Company served as directors of the Foundation at September 30, 2017, all of whom serve without compensation:

Name	MDC Title
Larry A. Mizel	Chairman and CEO
David D. Mandarich	President and COO

Three other individuals, who are independent of the Company, also serve as directors of the Foundation. All directors of the Foundation serve without compensation.

20.	Subsequent Events

On October 16, 2017, we completed a public offering of an additional $150 million principal amount of our 6% senior notes due 2043, which are of the same series and have the same terms as our senior notes issued on January 10, 2013 and May 13, 2013 (collectively the “6% Notes”). The 6% Notes, which pay interest semi-annually in arrears on January 15 and July 15 of each year, are general unsecured obligations of MDC and rank equally and ratably with our other general unsecured and unsubordinated indebtedness. We received proceeds of $144.2 million, net of discount and underwriting fees. We plan to use the proceeds of the offering for general corporate purposes, which may include repayment of debt.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

21.	Supplemental Guarantor Information

Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by the following subsidiaries (collectively, the "Guarantor Subsidiaries"), which are 100%-owned subsidiaries of the Company.

●	M.D.C. Land Corporation
●	RAH of Florida, Inc.
●	Richmond American Construction, Inc.
●	Richmond American Homes of Arizona, Inc.
●	Richmond American Homes of Colorado, Inc.
●	Richmond American Homes of Florida, LP
●	Richmond American Homes of Illinois, Inc.
●	Richmond American Homes of Maryland, Inc.
●	Richmond American Homes of Nevada, Inc.
●	Richmond American Homes of New Jersey, Inc.
●	Richmond American Homes of Oregon, Inc. (formerly known as Richmond American Homes of Delaware, Inc.)
●	Richmond American Homes of Pennsylvania, Inc.
●	Richmond American Homes of Utah, Inc.
●	Richmond American Homes of Virginia, Inc.
●	Richmond American Homes of Washington, Inc.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Balance Sheet

	September 30, 2017
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and cash equivalents	$347,217	$4,182	$-	$-	$351,399
Marketable securities	-	-	-	-	-
Restricted cash	-	8,723	-	-	8,723
Trade and other receivables	5,517	39,577	-	(2,190)	42,904
Inventories:
Housing completed or under construction	-	969,419	-	-	969,419
Land and land under development	-	863,002	-	-	863,002
Total inventories	-	1,832,421	-	-	1,832,421

Intercompany receivables	1,603,012	2,803	5,254	(1,611,069)	-
Investment in subsidiaries	278,885	-	-	(278,885)	-
Property and equipment, net	24,408	1,896	-	-	26,304
Deferred tax asset, net	65,284	-	-	(1,120)	64,164
Metropolitan district bond securities (related party)	-	-	-	-	-
Prepaid and other assets	8,155	64,653	-	-	72,808
Total homebuilding assets	2,332,478	1,954,255	5,254	(1,893,264)	2,398,723

Financial Services:
Cash and cash equivalents	-	-	26,419	-	26,419
Marketable securities	-	-	40,221	-	40,221
Intercompany receivables	-	-	35,765	(35,765)	-
Mortgage loans held-for-sale, net	-	-	89,804	-	89,804
Other assets	-	-	10,015	1,120	11,135
Total financial services assets	-	-	202,224	(34,645)	167,579
Total Assets	$2,332,478	$1,954,255	$207,478	$(1,927,909)	$2,566,302

LIABILITIES AND EQUITY

Homebuilding:
Accounts payable	$-	$49,390	$-	$-	$49,390
Accrued liabilities	40,205	112,986	98	(1,628)	151,661
Advances and notes payable to parent and subsidiaries	43,822	1,572,098	26,802	(1,642,722)	-
Revolving credit facility	15,000	-	-	-	15,000
Senior notes, net	842,532	-	-	-	842,532
Total homebuilding liabilities	941,559	1,734,474	26,900	(1,644,350)	1,058,583

Financial Services:
Accounts payable and other liabilities	-	-	52,259	(562)	51,697
Advances and notes payable to parent and subsidiaries	-	-	4,112	(4,112)	-
Mortgage repurchase facility	-	-	65,103	-	65,103
Total financial services liabilities	-	-	121,474	(4,674)	116,800
Total Liabilities	941,559	1,734,474	148,374	(1,649,024)	1,175,383

Equity:
Total Stockholders' Equity	1,390,919	219,781	59,104	(278,885)	1,390,919
Total Liabilities and Stockholders' Equity	$2,332,478	$1,954,255	$207,478	$(1,927,909)	$2,566,302

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statement of Operations

	Three Months Ended September 30, 2017
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$586,287	$-	$-	$586,287
Cost of sales	-	(486,406)	-	-	(486,406)
Inventory impairments	-	(4,540)	-	-	(4,540)
Gross margin	-	95,341	-	-	95,341
Selling, general, and administrative expenses	(11,911)	(56,983)	-	(208)	(69,102)
Equity income of subsidiaries	33,329	-	-	(33,329)	-
Interest and other income	53,740	941	1	(134)	54,548
Other expense	7	(625)	-	-	(618)
Other-than-temporary impairment of marketable securities	-	-	-	-	-
Homebuilding pretax income (loss)	75,165	38,674	1	(33,671)	80,169
Financial Services:
Financial services pretax income	-	-	9,169	342	9,511
Income before income taxes	75,165	38,674	9,170	(33,329)	89,680
(Provision) benefit for income taxes	(14,002)	(11,168)	(3,347)	-	(28,517)
Net income	$61,163	$27,506	$5,823	$(33,329)	$61,163
Other comprehensive income related to available-for-sale securities, net of tax	(23,175)	-	927	(927)	(23,175)
Comprehensive income	$37,988	$27,506	$6,750	$(34,256)	$37,988

	Three Months Ended September 30, 2016
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$578,012	$-	$-	$578,012
Cost of sales	-	(483,829)	-	-	(483,829)
Inventory impairments	-	(4,700)	-	-	(4,700)
Gross margin	-	89,483	-	-	89,483
Selling, general, and administrative expenses	(8,268)	(53,452)	-	(184)	(61,904)
Equity income of subsidiaries	30,711	-	-	(30,711)	-
Interest and other income	1,478	500	1	(110)	1,869
Other expense	1	(1,559)	-	-	(1,558)
Other-than-temporary impairment of marketable securities	(215)	-	-	-	(215)
Homebuilding pretax income (loss)	23,707	34,972	1	(31,005)	27,675
Financial Services:
Financial services pretax income	-	-	10,083	294	10,377
Income before income taxes	23,707	34,972	10,084	(30,711)	38,052
(Provision) benefit for income taxes	2,652	(10,616)	(3,729)	-	(11,693)
Net income	$26,359	$24,356	$6,355	$(30,711)	$26,359
Other comprehensive income related to available-for-sale securities, net of tax	1,028	-	310	(310)	1,028
Comprehensive income	$27,387	$24,356	$6,665	$(31,021)	$27,387

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statement of Operations

	Nine Months Ended September 30, 2017
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$1,798,984	$-	$-	$1,798,984
Home and land cost of sales	-	(1,495,838)	-	-	(1,495,838)
Inventory impairments	-	(9,390)	-	-	(9,390)
Gross margin	-	293,756	-	-	293,756
Selling, general, and administrative expenses	(36,539)	(168,988)	-	(582)	(206,109)
Equity income of subsidiaries	102,469	-	-	(102,469)	-
Interest and other income	57,748	2,281	5	(312)	59,722
Other expense	23	(1,658)	-	-	(1,635)
Other-than-temporary impairment of marketable securities	(51)	-	-	-	(51)
Homebuilding pretax income (loss)	123,650	125,391	5	(103,363)	145,683
Financial Services:
Financial services pretax income	-	-	31,357	894	32,251
Income before income taxes	123,650	125,391	31,362	(102,469)	177,934
(Provision) benefit for income taxes	(6,367)	(42,742)	(11,542)	-	(60,651)
Net income	$117,283	$82,649	$19,820	$(102,469)	$117,283
Other comprehensive income related to available for sale securities, net of tax	(19,245)	-	2,217	(2,217)	(19,245)
Comprehensive income	$98,038	$82,649	$22,037	$(104,686)	$98,038

	Nine Months Ended September 30, 2016
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
Homebuilding:	(Dollars in thousands)
Revenues	$-	$1,546,267	$-	$-	$1,546,267
Home and land cost of sales	-	(1,291,270)	(300)	-	(1,291,570)
Inventory impairments	-	(6,300)	-	-	(6,300)
Gross margin	-	248,697	(300)	-	248,397
Selling, general, and administrative expenses	(31,598)	(150,492)	-	(531)	(182,621)
Equity income of subsidiaries	80,990	-	-	(80,990)	-
Interest and other income	3,970	1,652	4	(268)	5,358
Interest expense	-	-	-	-	-
Other expense	(2)	(2,461)	-	-	(2,463)
Other-than-temporary impairment of marketable securities	(934)	-	-	-	(934)
Homebuilding pretax income (loss)	52,426	97,396	(296)	(81,789)	67,737
Financial Services:
Financial services pretax income	-	-	24,247	799	25,046
Income before income taxes	52,426	97,396	23,951	(80,990)	92,783
(Provision) benefit for income taxes	10,409	(31,438)	(8,919)	-	(29,948)
Net income	$62,835	$65,958	$15,032	$(80,990)	$62,835
Other comprehensive income related to available for sale securities, net of tax	3,871	-	680	(680)	3,871
Comprehensive income	$66,706	$65,958	$15,712	$(81,670)	$66,706

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statement of Cash Flows

	Nine Months Ended September 30, 2017
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$26,918	$(21,023)	$63,269	$-	$69,164
Net cash provided by (used in) investing activities	97,540	(198)	(254)	10,959	108,047
Financing activities:
Payments from (advances to) subsidiaries	-	21,995	(11,036)	(10,959)	-
Mortgage repurchase facility	-	-	(49,382)	-	(49,382)
Dividend payments	(38,793)	-	-	-	(38,793)
Payments of deferred financing costs	(2,630)	-	-	-	(2,630)
Proceeds from exercise of stock options	8,503	-	-	-	8,503
Net cash provided by (used in) financing activities	(32,920)	21,995	(60,418)	(10,959)	(82,302)

Net increase in cash and cash equivalents	91,538	774	2,597	-	94,909
Cash and cash equivalents:
Beginning of period	255,679	3,408	23,822	-	282,909
End of period	$347,217	$4,182	$26,419	$-	$377,818

	Nine Months Ended September 30, 2016
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(5,918)	$(17,581)	$14,596	$-	$(8,903)
Net cash provided by (used in) investing activities	26,166	(1,252)	(9,797)	9,619	24,736
Financing activities:
Payments from (advances to) subsidiaries	-	20,284	(10,665)	(9,619)	-
Mortgage repurchase facility	-	-	3,400	-	3,400
Dividend payments	(36,763)	-	-	-	(36,763)
Payments of deferred financing costs	-	-	-	-	-
Proceeds from the exercise of stock options	-	-	-	-	-
Net cash provided by (used in) financing activities	(36,763)	20,284	(7,265)	(9,619)	(33,363)

Net increase in cash and cash equivalents	(16,515)	1,451	(2,466)	-	(17,530)
Cash and cash equivalents:
Beginning of period	141,245	3,097	36,646	-	180,988
End of period	$124,730	$4,548	$34,180	$-	$163,458

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Homebuilding:	(Dollars in thousands, except per share amounts)
Home sale revenues	$584,947	$575,722	$1,796,046	$1,541,337
Land sale revenues	1,340	2,290	2,938	4,930
Total home and land sale revenues	586,287	578,012	1,798,984	1,546,267
Home cost of sales	(485,147)	(481,511)	(1,493,166)	(1,287,373)
Land cost of sales	(1,259)	(2,318)	(2,672)	(4,197)
Inventory impairments	(4,540)	(4,700)	(9,390)	(6,300)
Total cost of sales	(490,946)	(488,529)	(1,505,228)	(1,297,870)
Gross margin	95,341	89,483	293,756	248,397
Gross margin %	16.3%	15.5%	16.3%	16.1%
Selling, general and administrative expenses	(69,102)	(61,904)	(206,109)	(182,621)
Interest and other income	54,548	1,869	59,722	5,358
Other expense	(618)	(1,558)	(1,635)	(2,463)
Other-than-temporary impairment of marketable securities	-	(215)	(51)	(934)
Homebuilding pretax income	80,169	27,675	145,683	67,737

Financial Services:
Revenues	17,464	17,408	54,516	44,248
Expenses	(8,849)	(7,955)	(25,247)	(21,739)
Interest and other income	925	1,035	3,142	2,648
Other-than-temporary impairment of marketable securities	(29)	(111)	(160)	(111)
Financial services pretax income	9,511	10,377	32,251	25,046

Income before income taxes	89,680	38,052	177,934	92,783
Provision for income taxes	(28,517)	(11,693)	(60,651)	(29,948)
Net income	$61,163	$26,359	$117,283	$62,835

Earnings per share:
Basic	$1.18	$0.51	$2.27	$1.22
Diluted	$1.16	$0.51	$2.23	$1.22

Weighted average common shares outstanding:
Basic	51,650,360	51,297,132	51,502,986	51,286,844
Diluted	52,601,118	51,460,446	52,248,377	51,297,765

Dividends declared per share	$0.25	$0.24	$0.75	$0.72

Cash provided by (used in):
Operating Activities	$(51,723)	$13,183	$69,164	$(8,903)
Investing Activities	$110,004	$(7,486)	$108,047	$24,736
Financing Activities	$(18,439)	$(13,545)	$(82,302)	$(33,363)

Overview

Three Months Ended September 30, 2017

For the three months ended September 30, 2017, our net income was $61.2 million, or $1.16 per diluted share, a 132% increase compared to net income of $26.4 million, or $0.51 per diluted share, for the same period in the prior year. The increase was primarily the result of a $52.5 million improvement in our pretax income from homebuilding operations, which benefited from a 2% increase in home sale revenues, an 80 basis point improvement in our gross margin from home sale revenues percentage, and a $52.7 million increase in our interest and other income as a result of the sale of investments held by our Corporate segment. These items were slightly offset by a 100 basis point increase in our selling, general and administrative (“SG&A”) expenses as a percentage of home sale revenues (“SG&A rate”).

Home sale revenues were up from $575.7 million in the 2016 third quarter to $584.9 million in the 2017 third quarter. The $9.2 million improvement was primarily the result of a 2% increase in the number of homes delivered, as our backlog to start the quarter was up 2% year-over-year. Our number of homes delivered during the 2017 third quarter was negatively impacted by the Weyerhaeuser joist issue (see below) and Hurricane Irma (see below). Because of these two issues, approximately 115 homes that had been scheduled to close during the 2017 third quarter were delayed to later periods.

The dollar value of net new home orders increased 6% from the prior year period, driven by an 8% increase in our average selling price of net new orders that was offset partially by a 2% decline in our number of net new orders. Our monthly sales absorption pace improved by 2% year-over-year. However, a 4% decline in average active communities for the 2017 third quarter drove the decrease in our number of net new orders.

Nine Months Ended September 30, 2017

For the nine months ended September 30, 2017, our net income was $117.3 million, or $2.23 per diluted share, an 87% increase compared to net income of $62.8 million, or $1.22 per diluted share, for the same period in the prior year. The increase was primarily the result of a $77.9 million improvement in our pretax income from homebuilding operations, which benefited from a 17% increase in home sale revenues and a $54.4 million increase in our interest and other income as a result of the sale of investments held by our Corporate Segment, as discussed above.

Industry Conditions and Outlook for MDC

Through the first three quarters of 2017, solid economic fundamentals continued to support the homebuilding industry, driving robust demand for new homes, especially in the first-time homebuyer segment. To meet the growing demand, we have taken a number of steps to grow community count.

First, we have substantially increased our approvals of future lots for purchase. During the 2017 third quarter, we approved the purchase of nearly 2,500 lots and year-to-date we have approved the purchase of over 7,800 lots, which is more than double the approvals from the same period a year ago. Increasingly, our lot approvals have focused on the first-time homebuyer segment, which has responded favorably to one of our newest product lines, the SeasonsTM collection.

Second, in September 2017, we announced that we will commence operations in the greater Portland area, giving us additional exposure to the Pacific Northwest, where we have experienced solid results.

Third, because our growth initiatives may require additional capital, we (1) expanded the capacity under our line of credit at the end of the third quarter to $700 million and extended its maturity by two years to December 2022, and (2) at the start of the fourth quarter, added $150 million to our senior notes due January 2043.

We ended the 2017 third quarter with liquidity of $1.08 billion, an increase of 40% over the prior year. The higher liquidity provides us with additional resources to fund our increased lot approval activity, providing us the foundation for community count growth in 2018.*

Other

Defective Weyerhaeuser Joists

During the 2017 third quarter, we were notified by Weyerhaeuser Company, a product vendor, of a manufacturing defect with certain of its floor I-joists used in certain homes built in our Colorado market (the “joist issue”). The joist issue impacted 216 homes, 23 of which had closed. Of the 193 homes that had not yet closed, approximately 90 were scheduled to close in the 2017 third quarter that did not close. The vendor has committed to us that it will absorb the costs associated with the removal and replacement of the defective joists. While this issue negatively impacted our number of homes delivered, absorption rate and cancellation rate in our Colorado market during the quarter, and may continue to impact these metrics in the next two quarters, we do not believe the resolution of this issue will be material to our results of operations, liquidity, or our financial condition.

Hurricane Irma

Both sales and deliveries for the 2017 third quarter in our Florida market were negatively impacted by Hurricane Irma. Delivery of approximately 25 homes that had been scheduled to close during the 2017 third quarter were delayed to later periods. In addition, sales were also disrupted as sales offices had to be closed for several days. There was no other material impact from this event.

* See "Forward-Looking Statements" below.

Homebuilding

Pretax Income

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(Dollars in thousands)
West	$17,746	$18,392	$(646)	(4)%	$54,335	$43,830	$10,505	24%
Mountain	18,326	18,856	(530)	(3)%	61,097	49,688	11,409	23%
East	2,613	(2,267)	4,880	(215)%	9,989	3,600	6,389	177%
Corporate	41,484	(7,306)	48,790	(668)%	20,262	(29,381)	49,643	(169)%
Total homebuilding pretax income	$80,169	$27,675	$52,494	190%	$145,683	$67,737	$77,946	115%

Homebuilding pretax income for the 2017 third quarter was $80.2 million, an increase of $52.5 million from $27.7 million for the same period in the prior year. The increase was primarily attributable to a 2% increase in home sale revenues, an 80 basis point improvement in our gross margin from home sale revenues percentage, and a $52.7 million increase in our interest and other income as a result of the sale of investments held by our Corporate segment.

For our West segment, the benefit of a 15% year-over-year improvement in home sale revenues was more than offset by higher G&A costs, due mostly to headcount growth, and a one-time legal charge taken during the 2017 third quarter. While our Mountain segment experienced a 13% year-over-year decline in home sale revenues, we were able to mostly offset the impact of the decrease with an improvement in our gross margin from home sales percentage. Our East segment experienced a $4.9 million year-over-year improvement in pretax income primarily due to a $2.4 million reduction in inventory impairments coupled with an improved gross margin from home sales percentage. The pretax gain for our Corporate segment was driven by the higher interest and other income discussed above, partially offset by an increase in compensation-related expenses that was driven by an increase in headcount as we plan for future growth.

For the nine months ended September 30, 2017, we recorded homebuilding pretax income of $145.7 million, compared to $67.7 million for the same period in the prior year, an increase of $77.9 million or 115%. The increase was primarily attributable to a 17% increase in home sale revenues and a $54.4 million increase in our interest and other income as a result of the sale of investments held by our Corporate segment, slightly offset by a $3.1 million increase in inventory impairments and higher compensation-related expenses due to increased headcount. The year-over-year increases in pretax income for our West and Mountain segments were driven primarily by higher home sale revenues of 29% and 9%, respectively. Our East segment had a $6.4 million improvement in pretax income as a result of a $1.9 million reduction in inventory impairments and a slightly improved gross margin from home sales percentage.  The pretax gain for our Corporate segment was driven by the higher interest and other income discussed above, partially offset by an increase in compensation-related expenses due to an increase in headcount.

Assets

	September 30,	December 31,	Change
	2017	2016	Amount	%
	(Dollars in thousands)
West	$1,052,795	$1,035,033	$17,762	2%
Mountain	677,721	571,139	106,582	19%
East	217,238	256,816	(39,578)	(15)%
Corporate	450,969	454,507	(3,538)	(1)%
Total homebuilding assets	$2,398,723	$2,317,495	$81,228	4%

Total homebuilding assets increased 4% from December 31, 2016 to September 30, 2017, mostly driven by our Mountain segment, which had (1) higher land and land under development balances due to strong land acquisition activity during the nine months ended September 30, 2017, and (2) a higher number of homes completed or under construction as a result of an increase in backlog under construction. The funds for the land acquisition activity came from our Corporate segment, driving a decline in our Corporate segment’s assets that was mostly offset by our positive operating results and gains on the sale of investments. Homebuilding assets in our East segment are down from December 31, 2017 due to reduced land acquisition activity as our returns in our Maryland and Virginia markets have been lower than the returns we expect to realize.

Home and Land Sale Revenues

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(Dollars in thousands)
West	$326,804	$284,589	$42,215	15%	$959,641	$745,995	$213,646	29%
Mountain	167,066	192,876	(25,810)	(13)%	564,558	521,034	43,524	8%
East	92,417	100,547	(8,130)	(8)%	274,785	279,238	(4,453)	(2)%
Total home and land sale revenues	$586,287	$578,012	$8,275	1%	$1,798,984	$1,546,267	$252,717	16%

For the 2017 third quarter, home and land sale revenues increased $8.3 million year-over-year to $586.3 million. For the nine months ended September 30, 2017 home and land sale revenues increased $252.7 million from the same period in the prior year to $1.80 billion. The increases for both the three and nine months ended September 30, 2017 compared to the same periods in the prior year were primarily driven by increases in new home deliveries of 2% and 15%, respectively.

New Home Deliveries

	Three Months Ended September 30,
	2017			2016			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	186	$58,640	$315.3	221	$64,314	$291.0	(16)%	(9)%	8%
California	223	135,745	608.7	195	125,602	644.1	14%	8%	(5)%
Nevada	240	81,483	339.5	177	59,601	336.7	36%	37%	1%
Washington	98	50,936	519.8	75	35,072	467.6	31%	45%	11%
West	747	326,804	437.5	668	284,589	426.0	12%	15%	3%
Colorado	314	146,883	467.8	343	169,858	495.2	(8)%	(14)%	(6)%
Utah	45	18,843	418.7	55	20,728	376.9	(18)%	(9)%	11%
Mountain	359	165,726	461.6	398	190,586	478.9	(10)%	(13)%	(4)%
Maryland	41	21,506	524.5	61	27,297	447.5	(33)%	(21)%	17%
Virginia	68	33,537	493.2	78	39,795	510.2	(13)%	(16)%	(3)%
Florida	102	37,374	366.4	88	33,455	380.2	16%	12%	(4)%
East	211	92,417	438.0	227	100,547	442.9	(7)%	(8)%	(1)%
Total	1,317	$584,947	$444.2	1,293	$575,722	$445.3	2%	2%	(0)%

	Nine Months Ended September 30,
	2017			2016			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	586	$183,258	$312.7	582	$170,352	$292.7	1%	8%	7%
California	662	403,974	610.2	512	319,116	623.3	29%	27%	(2)%
Nevada	642	223,303	347.8	432	149,861	346.9	49%	49%	0%
Washington	290	149,106	514.2	234	106,665	455.8	24%	40%	13%
West	2,180	959,641	440.2	1,760	745,994	423.9	24%	29%	4%
Colorado	1,064	510,211	479.5	945	463,534	490.5	13%	10%	(2)%
Utah	126	51,409	408.0	145	53,238	367.2	(13)%	(3)%	11%
Mountain	1,190	561,620	471.9	1,090	516,772	474.1	9%	9%	(0)%
Maryland	140	65,870	470.5	178	84,742	476.1	(21)%	(22)%	(1)%
Virginia	171	92,432	540.5	193	98,572	510.7	(11)%	(6)%	6%
Florida	304	116,483	383.2	251	95,257	379.5	21%	22%	1%
East	615	274,785	446.8	622	278,571	447.9	(1)%	(1)%	(0)%
Total	3,985	$1,796,046	$450.7	3,472	$1,541,337	$443.9	15%	17%	2%

For the three months ended September 30, 2017, we realized a 2% increase in the number of homes delivered, primarily due to a 2% year-over-year increase in the number of homes in backlog to start the quarter. For all our markets, excluding California and Colorado, the year-over-year change in the number of homes delivered was mostly the result of the change in the number of homes in beginning backlog. In our California market, we started off the quarter with backlog down 8% but were able to achieve a 14% increase in the number of homes delivered primarily due to a shift in the mix of homes delivered to communities that have shorter construction cycle times. While our beginning backlog in our Colorado market was up 4% year-over-year, the number of homes delivered declined by 8%. This decrease is almost solely attributable to the joist issue, which only impacted our Colorado market. Delivery of approximately 90 homes that were previously projected to close in the 2017 third quarter was delayed to later quarters as a result of this issue. Furthermore, we anticipate that closings over the next two quarters will continue to be impacted by this issue*. In our Florida market, despite beginning backlog being up 31% year-over-year, we only realized a 16% increase in the number of homes delivered as a result of Hurricane Irma. Delivery of approximately 25 homes that were previously scheduled to close in the 2017 third quarter was delayed to later quarters as a result of the hurricane.

Our Washington, Utah and Maryland markets each experienced notable increases in the average selling price of homes delivered due to price increases implemented over the past year coupled with a shift in mix to higher priced communities. Our Colorado market had the largest decrease in the average selling price of homes delivered, due to a significant increase in the share of its closings coming from our more affordable plans designed for the first-time homebuyer. In our California market, price increases implemented in the past year were more than offset by a shift in the mix of deliveries to non-coastal communities, which have a lower average selling price. For most of our remaining markets, the average selling price benefited from price increases that have been implemented over the past twelve months. Any remaining differences were due to a shift in mix to differently priced communities.

For the nine months ended September 30, 2017, the year-over-year changes in homes delivered in most of our markets was primarily the result of the year-over-year change in the number of units in backlog to begin the year. In our Maryland and Virginia markets, while we started the year with beginning backlog units up from the prior year, our number of homes delivered is down year-over-year primarily due to year-over-year declines in the number of net new orders in the first part of 2017 as a result of community count decreases. Commentary around average selling price for the nine-months ended September 30, 2017 is consistent with the commentary above for the three-months ended September 30, 2017.

* See "Forward-Looking Statements" below

Gross Margin

Our gross margin from home sales percentage for the three months ended September 30, 2017 increased to 16.3% from 15.5% in the three months ended September 30, 2016. During the 2017 and 2016 third quarters, we recorded inventory impairments of $4.5 million and $4.7 million, respectively. The impairments recorded for each period negatively impacted gross margin by 80 basis points. Additionally, during the 2016 third quarter we recorded adjustments of $1.8 million (a 30 basis point negative impact to gross margins) to increase our warranty accrual while for our 2017 third quarter, we recorded adjustments to decrease our warranty accrual by $0.4 million (a 10 basis point positive impact to gross margins).

Our gross margin from home sales percentage for the nine months ended September 30, 2017 increased by 20 basis points year-over-year to 16.3%. The nine months ended September 30, 2017 included $9.4 million (a 50 basis point negative impact to gross margins) of inventory impairments, while the same period in 2016 included $6.3 million (a 40 basis point negative impact to gross margins) of inventory impairments and $5.1 million (a 30 basis point negative impact to gross margins) of adjustments to increase our warranty accrual.

Inventory Impairments

Impairments of homebuilding inventory by segment for the three months and nine months ended September 30, 2017 and 2016 are shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
West	$1,885	$-	$5,985	$1,400
Mountain	370	-	370	-
East	2,285	4,700	3,035	4,900
Total inventory impairments	$4,540	$4,700	$9,390	$6,300

The table below provides quantitative data, for the periods presented, used in determining the fair value of the impaired inventory. Two communities combined for $3.0 million of our impairments recorded during the 2017 third quarter. The impairment in one community in our West segment was the result of significant pricing pressures while the impairment in one community in our East segment was due to expected future negative cash flows from a limited number of lots that drove total expected future cash flows for the community negative. The remaining impairments were relatively small on a community-by-community basis and were primarily related to close-out communities.

	Impairment Data				Quantitative Data
Three Months Ended	Total Subdivisions Tested	Inventory Impairments	Fair Value of Inventory After Impairments	Number of Subdivisions Impaired	Discount Rate
	(Dollars in thousands)
March 31, 2017	33	$4,850	$19,952	2	12%	to	18%
June 30, 2017	35	$-	$-	-		N/A
September 30, 2017	33	$4,540	$52,190	9	10%	to	15%

March 31, 2016	14	$-	$-	-		N/A
June 30, 2016	17	$1,600	$6,415	2	12%	to	15%
September 30, 2016	25	$4,700	$12,295	2	15%	to	18%

Selling, General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(Dollars in thousands)
General and administrative expenses	$33,170	$27,758	$5,412	$97,831	$90,638	$7,193
General and administrative expenses as a percentage of home sale revenues	5.7%	4.8%	90 bps	5.4%	5.9%	(50) bps

Marketing expenses	$16,445	$15,262	$1,183	$48,545	$41,728	$6,817
Marketing expenses as a percentage of home sale revenues	2.8%	2.7%	10 bps	2.7%	2.7%	0 bps

Commissions expenses	$19,487	$18,884	$603	$59,733	$50,255	$9,478
Commissions expenses as a percentage of home sale revenues	3.3%	3.3%	0 bps	3.3%	3.3%	0 bps

Total selling, general and administrative expenses	$69,102	$61,904	$7,198	$206,109	$182,621	$23,488
Total selling, general and administrative expenses as a percentage of home sale revenues	11.8%	10.8%	100 bps	11.5%	11.8%	(30) bps

For both the three and nine months ended September 30, 2017, as we continued to plan for the future growth of our business, we increased headcount, resulting in higher compensation-related expenses, which increased our general and administrative expenses.  For the nine months ended September 30, 2017, we were able to leverage our 17% year-over-year increase in home sale revenues, to produce a year-over-year improvement in our SG&A rate of 30 basis points. However, for our 2017 third quarter, we experienced a 100 basis point increase in our SG&A rate. As discussed in the New Home Deliveries section above, deliveries and home sale revenues in our Colorado and Florida markets during the 2017 quarter were negatively impacted by the joist issue and Hurricane Irma, respectively. Absent these issues, we estimate that our SG&A rate might have increased by only 40 basis points year-over-year.

Our commissions expenses are variable with home sale revenues. As such, the year-over-year increases in home sale revenues drove the changes in commissions expenses year-over-year for both periods presented. The increases in marketing expenses were partially attributable to the growth in new home deliveries. In addition, increased model costs per home delivered and higher headcount drove the year-over-year increases in marketing costs.

Interest and Other Income

Our interest and other income for the three and nine months ended September 30, 2017 was $54.5 million and $59.7 million, respectively, compared to $1.9 million and $5.4 million, respectively, for the same periods in the prior year. The year-over-year increases in interest and other income were primarily driven by (1) the sale of our “Metro Bonds” and (2) the sale of marketable equity securities held by our Corporate segment. During the 2017 third quarter, we sold the Metro Bonds with a cost basis of $8.4 million for net proceeds of $44.2 million resulting in a realized gain of $35.8 million. The sale of our marketable equity securities held by our Corporate segment resulted in realized gains of $16.4 million and $17.8 million for the three and nine months ended September 30, 2017, respectively.

Other Homebuilding Operating Data

Net New Orders:

	Three Months Ended September 30,
	2017				2016				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate
	(Dollars in thousands)
Arizona	192	$64,765	$337.3	2.53	225	$67,424	$299.7	2.56	(15)%	(4)%	13%	(1)%
California	250	164,265	657.1	4.17	260	152,901	588.1	4.08	(4)%	7%	12%	2%
Nevada	184	70,130	381.1	3.23	175	58,443	334.0	2.75	5%	20%	14%	17%
Washington	66	37,570	569.2	2.84	83	38,061	458.6	2.26	(20)%	(1)%	24%	26%
West	692	336,730	486.6	3.20	743	316,829	426.4	2.95	(7)%	6%	14%	8%
Colorado	333	162,725	488.7	2.45	321	146,911	457.7	3.82	4%	11%	7%	(36)%
Utah	48	23,041	480.0	2.29	35	14,718	420.5	1.41	37%	57%	14%	62%
Mountain	381	185,766	487.6	2.43	356	161,629	454.0	3.27	7%	15%	7%	(26)%
Maryland	39	17,006	436.1	2.00	50	22,612	452.2	1.42	(22)%	(25)%	(4)%	41%
Virginia	44	20,984	476.9	3.45	52	26,869	516.7	2.04	(15)%	(22)%	(8)%	69%
Florida	114	36,229	317.8	2.20	95	35,938	378.3	1.74	20%	1%	(16)%	26%
East	197	74,219	376.7	2.35	197	85,419	433.6	1.71	0%	(13)%	(13)%	37%
Total	1,270	$596,715	$469.9	2.78	1,296	$563,877	$435.1	2.72	(2)%	6%	8%	2%

	Nine Months Ended September 30,
	2017				2016				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate
	(Dollars in thousands)
Arizona	638	$209,547	$328.4	2.76	684	$207,456	$303.3	2.52	(7)%	1%	8%	10%
California	727	465,164	639.8	4.21	797	476,341	597.7	4.36	(9)%	(2)%	7%	(3)%
Nevada	746	265,691	356.2	4.17	634	220,799	348.3	3.31	18%	20%	2%	26%
Washington	332	184,112	554.6	3.80	325	156,546	481.7	2.82	2%	18%	15%	35%
West	2,443	1,124,514	460.3	3.64	2,440	1,061,142	434.9	3.20	0%	6%	6%	14%
Colorado	1,292	627,845	485.9	3.40	1,227	583,309	475.4	4.00	5%	8%	2%	(15)%
Utah	171	77,114	451.0	2.41	178	67,394	378.6	2.47	(4)%	14%	19%	(2)%
Mountain	1,463	704,959	481.9	3.24	1,405	650,703	463.1	3.71	4%	8%	4%	(13)%
Maryland	122	54,468	446.5	1.65	208	96,590	464.4	1.89	(41)%	(44)%	(4)%	(13)%
Virginia	171	88,600	518.1	3.58	210	108,779	518.0	2.75	(19)%	(19)%	0%	30%
Florida	365	128,091	350.9	2.22	325	133,533	410.9	2.19	12%	(4)%	(15)%	1%
East	658	271,159	412.1	2.30	743	338,902	456.1	2.22	(11)%	(20)%	(10)%	4%
Total	4,564	$2,100,632	$460.3	3.24	4,588	$2,050,747	$447.0	3.11	(1)%	2%	3%	4%
	________________________________

* Calculated as total net new orders in period ÷ average active communities during period ÷ number of months in period

For both the three and nine months ended September 30, 2017, the dollar value of net new orders was up year-over-year as increases in the average price of homes sold were partially offset by declines in the number of net new orders.

During the 2017 third quarter, our Nevada, Colorado and Utah markets experienced the largest percentage increases in the dollar value of net new orders as a result of year-over-year improvements in both the number of net new orders and average selling price of net new orders. In our Nevada and Colorado markets, the increases in average selling price were the result of both price increases implemented in most existing communities and shifts in mix to higher priced communities (in Colorado, this occurred even with our more affordable Seasons™ product line becoming a more significant contributor to our net new orders). The increase in average selling price in our Utah market was predominantly due to a shift in mix to higher priced communities. The increases in net new orders for our Nevada and Utah markets were driven by improvements in our monthly sales absorption paces despite year-over-year declines in average active subdivisions. The 2017 third quarter absorption pace in our Colorado market was negatively impacted by a number of factors including (1) a higher cancellation rate and lower sales pace as a result of the joist issue, (2) a higher number of sales coming from inactive communities in 2016 third quarter compared to the 2017 third quarter, and (3) close-out of certain communities prior to the start of the 2017 third quarter that had robust monthly sales absorption paces in the 2016 third quarter. Despite our monthly absorption pace in our Colorado market being driven down by the above factors, we were able to achieve growth in the number of net new orders as our average active community count was up 61% year-over-year. While sales activity in our Florida market was impacted negatively by Hurricane Irma, we were still able to achieve a 26% year-over-year increase in our monthly sales absorption pace as a result of strong demand.  In our Maryland and Virginia markets, strong improvements in our monthly sales absorption pace, driven by improving demand for higher density products, were more than offset by the impact of substantial declines in average active subdivisions.

For the nine months ended September 30, 2017, the dollar value of net new orders was up slightly when compared to the same period in 2016 as slight improvements in average selling price and our monthly sales absorption pace were modestly offset by a lower average active community count. Our Nevada, Washington, Utah and Colorado markets experienced the most meaningful year-over-year improvements in the dollar value of net new orders. The increase in Nevada’s dollar value of net new orders was primarily the result of a substantially improved monthly sales absorption pace due to higher demand in newly opened communities. In our Washington market, the primary driver of the increase in the dollar value of net new orders was an increase in the average selling price due to price increases implemented in existing communities that were prompted by high demand in this market. A 24% year-over-year increase in the number of average active subdivisions in our Colorado market was partially offset by a lower monthly sales absorption rate due mostly to the joist issue discussed above. The increase in dollar value of net new orders for our Utah market was primarily the result of an increase in the average selling price of net new orders, due to price increases implemented in most existing communities. As discussed above, in our Maryland and Virginia markets, the year-over-year declines in the dollar value of net new orders were primarily driven by decreases in average active subdivisions.

Active Subdivisions:

				Average Active Subdivisions			Average Active Subdivisions
	Active Subdivisions			Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%	September 30,		%
	2017	2016	Change	2017	2016	Change	2017	2016	Change
Arizona	27	30	(10)%	25	29	(14)%	26	30	(13)%
California	23	21	10%	20	21	(5)%	19	20	(5)%
Nevada	19	20	(5)%	19	21	(10)%	20	21	(5)%
Washington	7	14	(50)%	8	12	(33)%	10	13	(23)%
West	76	85	(11)%	72	83	(13)%	75	84	(11)%
Colorado	48	28	71%	45	28	61%	42	34	24%
Utah	7	9	(22)%	7	8	(13)%	8	8	0%
Mountain	55	37	49%	52	36	44%	50	42	19%
Maryland	5	11	(55)%	7	12	(42)%	8	12	(33)%
Virginia	4	8	(50)%	4	9	(56)%	5	9	(44)%
Florida	14	18	(22)%	17	18	(6)%	18	17	6%
East	23	37	(38)%	28	39	(28)%	31	38	(18)%
Total	154	159	(3)%	152	158	(4)%	156	164	(5)%

At September 30, 2017, we had 154 active subdivisions, up slightly from the end of our 2017 second quarter and down 3% from September 30, 2016. For Colorado, the increase was due to increased land acquisition activity over the last two years. In Virginia and Maryland, we have tempered our land acquisition activity over the past two years as our returns in these markets have been lower than returns we expect to realize. Active subdivisions in our Washington market were down 50% year-over-year as of September 30, 2017. While a large driver of that decline was the closeout of communities earlier than anticipated due to strong sales, our land acquisition activity was lower than anticipated due to increased competition for the acquisition of new communities. For all remaining markets, the year-over-year changes were primarily driven by the timing of opening new communities versus closing out older ones, with many communities closing earlier than anticipated due to higher monthly absorption paces during 2017 compared to 2016. Furthermore, through the nine months ended September 30, 2017, we approved the acquisition of over 7,800 lots, more than double the number during the same period a year ago.

Cancellation Rate:

	Cancellations As a Percentage of Homes in Beginning Backlog			Cancellations As a Percentage of Gross Sales*
	Three Months Ended September 30,		Change in	Three Months Ended September 30,		Change in	Nine Months Ended September 30,		Change in
	2017	2016	Percentage	2017	2016	Percentage	2017	2016	Percentage
Arizona	18%	19%	(1)%	26%	26%	0%	18%	24%	(6)%
California	9%	14%	(5)%	16%	23%	(7)%	20%	21%	(1)%
Nevada	9%	15%	(6)%	19%	26%	(7)%	11%	18%	(7)%
Washington	8%	6%	2%	27%	17%	10%	17%	17%	0%
West	11%	14%	(3)%	21%	24%	(3)%	16%	20%	(4)%
Colorado	13%	9%	4%	32%	24%	8%	17%	19%	(2)%
Utah	13%	10%	3%	28%	31%	(3)%	22%	22%	0%
Mountain	13%	9%	4%	32%	24%	8%	18%	20%	(2)%
Maryland	9%	18%	(9)%	15%	32%	(17)%	31%	25%	6%
Virginia	7%	15%	(8)%	17%	30%	(13)%	21%	20%	1%
Florida	11%	19%	(8)%	24%	32%	(8)%	21%	28%	(7)%
East	10%	17%	(7)%	21%	31%	(10)%	23%	25%	(2)%
Total	12%	13%	(1)%	24%	25%	(1)%	18%	21%	(3)%
________________________________

* Cancellations as a percentage of gross sales data has been provided for information only. No commentary is included below.

Our cancellations as a percentage of homes in beginning backlog to start the quarter (“cancellation rate”) improved from 13% in the 2016 third quarter to 12% in the 2017 third quarter. Each of our California, Nevada, Maryland, Virginia and Florida markets had notable decreases in their cancellation rates as a result of process improvements around accepting sales and managing backlog. The increased cancellation rate in our Colorado market is the result of the joist issue previously discussed.

Backlog:

	At September 30,
	2017			2016			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	374	$133,074	$355.8	423	$132,929	$314.3	(12)%	0%	13%
California	546	378,448	693.1	627	389,622	621.4	(13)%	(3)%	12%
Nevada	411	151,726	369.2	397	139,731	352.0	4%	9%	5%
Washington	279	156,974	562.6	270	133,367	494.0	3%	18%	14%
West	1,610	820,222	509.5	1,717	795,649	463.4	(6)%	3%	10%
Colorado	1,192	595,675	499.7	1,104	530,662	480.7	8%	12%	4%
Utah	149	67,830	455.2	141	53,180	377.2	6%	28%	21%
Mountain	1,341	663,505	494.8	1,245	583,842	468.9	8%	14%	6%
Maryland	74	34,102	460.8	120	56,837	473.6	(38)%	(40)%	(3)%
Virginia	111	58,225	524.5	118	64,228	544.3	(6)%	(9)%	(4)%
Florida	327	132,238	404.4	248	111,499	449.6	32%	19%	(10)%
East	512	224,565	438.6	486	232,564	478.5	5%	(3)%	(8)%
Total	3,463	$1,708,292	$493.3	3,448	$1,612,055	$467.5	0%	6%	6%

At September 30, 2017, we had 3,463 homes in backlog with a total value of $1.71 billion, representing respective increases of 15 homes and $96.2 million from September 30, 2016. The majority of our markets experienced year-over-year growth in the dollar value of backlog primarily as a result of year-over-year price increases over the last twelve months. Backlog in our Maryland and Virginia markets declined from September 30, 2016 as a result of reduced sales activity over the last twelve months, mostly due to lower community count.

Homes Completed or Under Construction (WIP lots):

	September 30,		%
	2017	2016	Change
Unsold:
Completed	78	81	(4)%
Under construction	218	298	(27)%
Total unsold started homes	296	379	(22)%
Sold homes under construction or completed	2,591	2,626	(1)%
Model homes under construction or completed	319	293	9%
Total homes completed or under construction	3,206	3,298	(3)%

Over the past couple of years, we have increased our focus on build-to-order homes and limited the number of unsold homes that we start without a sales contract, giving our customers the best opportunity to personalize their homes. As a result, our supply of unsold homes has declined by 22% year-over-year from September 30, 2016. The decline in unsold homes was partially offset by an increase in model homes, while sold homes under construction was nearly unchanged from the prior year.

Lots Owned and Optioned (including homes completed or under construction):

	September 30, 2017			September 30, 2016
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total	Total % Change
Arizona	1,971	761	2,732	1,515	269	1,784	53%
California	1,454	679	2,133	1,753	75	1,828	17%
Nevada	2,150	401	2,551	2,051	200	2,251	13%
Washington	655	64	719	853	-	853	(16)%
West	6,230	1,905	8,135	6,172	544	6,716	21%
Colorado	4,622	2,960	7,582	4,051	1,347	5,398	40%
Utah	456	132	588	380	-	380	55%
Mountain	5,078	3,092	8,170	4,431	1,347	5,778	41%
Maryland	122	48	170	261	143	404	(58)%
Virginia	282	30	312	429	15	444	(30)%
Florida	941	1,231	2,172	962	455	1,417	53%
East	1,345	1,309	2,654	1,652	613	2,265	17%
Total	12,653	6,306	18,959	12,255	2,504	14,759	28%

Our total owned and optioned lots at September 30, 2017 were 18,959, up 28% from September 30, 2016, due to substantial growth in our optioned lots as a result of our significant land acquisition approval activity over the past nine months. The decline in lots controlled in our Maryland and Virginia markets is primarily due to reductions in land acquisition activity over the past two years as our recent returns in these markets have been lower than returns we expect to realize. Though our lots controlled count is down year-over-year in Washington, we remain committed to that market and continue to pursue all land acquisition opportunities as they arise. We believe that our total lot supply of approximately 3.4 years (which is based on our last twelve months deliveries and is within our stated strategic range), coupled with our planned acquisition activity, can support growth in future periods. See "Forward-Looking Statements" below.

Financial Services

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(Dollars in thousands)
Financial services revenues
Mortgage operations	$11,176	$11,294	$(118)	(1)%	$36,056	$28,866	$7,190	25%
Other	6,288	6,114	174	3%	18,460	15,382	3,078	20%
Total financial services revenues	$17,464	$17,408	$56	0%	$54,516	$44,248	$10,268	23%

Financial services pretax income
Mortgage operations	$5,857	$6,723	$(866)	(13)%	$21,093	$16,491	$4,602	28%
Other	3,654	3,654	-	0%	11,158	8,555	2,603	30%
Total financial services pretax income	$9,511	$10,377	$(866)	(8)%	$32,251	$25,046	$7,205	29%

For the three months ended September 30, 2017, our financial service pretax income decreased $0.9 million, or 8%, from the same period in the prior year. The decline was primarily the result of a decline in the dollar value of loans locked, originated and sold in our mortgage operations. For the nine months ended September 30, 2017, our financial services pretax income was up $7.2 million, or 29% from the same period in 2016. The increase in pretax income for our mortgage operations segment was the result of (1) increases in the dollar value of loans locked, originated and sold; and (2) higher gains on loans locked and originated. The higher pretax income in our other financial services segment for the nine months ended September 30, 2017 was primarily the result of increased new home deliveries.

The following table sets forth information for our mortgage operations segment relating to mortgage loans originated and capture rate. “Capture rate” is defined as the number of mortgage loans originated by our mortgage operations segment for our homebuyers as a percent of our total home closings.

	Three Months Ended		% or	Nine Months Ended		% or
	September 30,		Percentage	September 30,		Percentage
	2017	2016	Change	2017	2016	Change
	(Dollars in thousands)
Total Originations (including transfer loans):
Loans	824	862	(4)%	2,497	2,146	16%
Principal	$288,326	$296,456	(3)%	$872,781	$747,941	17%
Capture Rate Data:
Capture rate as % of all homes delivered	62%	66%	(4)%	62%	61%	1%
Capture rate as % of all homes delivered (excludes cash sales)	66%	69%	(3)%	66%	64%	2%
Mortgage Loan Origination Product Mix:
FHA loans	20%	21%	(1)%	19%	20%	(1)%
Other government loans (VA & USDA)	20%	22%	(2)%	21%	24%	(3)%
Total government loans	40%	43%	(3)%	40%	44%	(4)%
Conventional loans	60%	57%	3%	60%	56%	4%
	100%	100%	0%	100%	100%	0%
Loan Type:
Fixed rate	97%	97%	0%	97%	98%	(1)%
ARM	3%	3%	0%	3%	2%	1%
Credit Quality:
Average FICO Score	735	735	0%	735	736	(0)%
Other Data:
Average Combined LTV ratio	83%	83%	0%	83%	84%	(1)%
Full documentation loans	100%	100%	0%	100%	100%	0%
Loans Sold to Third Parties:
Loans	836	840	(0)%	2,645	2,144	23%
Principal	$293,375	$295,818	(1)%	$921,431	$744,958	24%

Income Taxes

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. Our overall effective income tax rates were 31.8% and 34.1% for the three and nine months ended September 30, 2017, respectively, compared to 30.7% and 32.3% for the three and nine months ended September 30, 2016, respectively. The rates for the three and nine months ended September 30, 2017 resulted in income tax expense of $28.5 million and $60.7 million, respectively, compared to income tax expense of $11.7 million and $29.9 million for the same periods in 2016. The year-over-year increase in our effective tax rate for the three months ended September 30, 2017 was primarily the result of our estimate of the full year effective tax rate for 2016 including an estimate for energy credits whereas our estimate for the 2017 full year includes no such energy credit as the credit has not been approved by the U.S. Congress. Additionally, our 2016 third quarter benefited from certain positive return-to-provision adjustments as a result of filing our 2015 tax returns, whereas our 2017 third quarter included no such adjustments. However, the impact of these items were substantially offset by the release of a valuation allowance on our Metro Bonds as a result of the gain on the sale of those securities at the end of the 2017 third quarter enabling us to utilize the full deferred tax asset recorded on the Metro Bonds. For the nine months ended September 30, 2017, the year-over-year increase in our effective tax rate was due to the foregoing energy credits matter coupled with the establishment of a valuation allowance in the 2017 first quarter against certain state net operating loss carryforwards where realization was more uncertain at the time. These items were somewhat offset by the release of the Metro Bonds valuation allowance discussed above.

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

LIQUIDITY AND CAPITAL RESOURCES

We use our liquidity and capital resources to: (1) support our operations, including the purchase of land, land development and construction of homes; (2) provide working capital; and (3) provide mortgage loans for our homebuyers. Our liquidity includes our cash and cash equivalents, marketable securities, revolving credit facility and mortgage repurchase facility. Additionally, we have an existing effective shelf registration statement that allows us to issue equity, debt or hybrid securities up to $1.5 billion ($1.35 billion after the public offering of an additional $150 million principal amount of our 6% senior notes due 2043). See Note 20 for additional information.

We have marketable equity securities that consist primarily of holdings in corporate equities.

Capital Resources

Our capital structure is primarily a combination of (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our 5⅝% senior notes due 2020, 5½% senior notes due 2024 and our 6% senior notes due 2043 (see Note 20 for additional information on the public offering of an additional $150 million principal amount of these notes); (3) our Revolving Credit Facility and (4) our Mortgage Repurchase Facility (defined below). Because of our current balance of cash, cash equivalents, marketable securities, ability to access the capital markets, and available capacity under both our Revolving Credit Facility and Mortgage Repurchase Facility, we believe that our capital resources are adequate to satisfy our short and long-term capital requirements, including meeting future payments on our senior notes as they become due. See "Forward-Looking Statements" below.

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

Revolving Credit Facility. We have an unsecured revolving credit agreement (“Revolving Credit Facility”) with a group of lenders which may be used for general corporate purposes. This agreement was amended on September 29, 2017 to (1) extend the Revolving Credit Facility maturity to December 16, 2022, (2) increase the aggregate commitment from $550 million to $700 million (the “Commitment”) and (3) provide that the aggregate amount of the commitments may increase to an amount not to exceed $1.25 billion upon our request, subject to receipt of additional commitments from existing or additional lenders and, in the case of additional lenders, the consent of the co-administrative agents. As defined in the Revolving Credit Facility, interest rates on base rate borrowings are equal to the highest of (1) 0.0%, (2) a specified eurocurrency rate, or (3) a federal funds effective rate or prime rate, plus, in each case, a margin that is determined based on our credit ratings and leverage ratio. Interest rates on eurocurrency borrowings are equal to the specified eurocurrency rate. At any time at which our leverage ratio, as of the last day of the most recent calendar quarter, exceeds 55%, the aggregate principal amount of all consolidated senior debt borrowings outstanding may not exceed the borrowing base. There is no borrowing base requirement if our leverage ratio, as of the last day of the most recent calendar quarter, is 55% or less.

The Revolving Credit Facility is fully and unconditionally guaranteed, jointly and severally, by most of our homebuilding segment subsidiaries. The facility contains various representations, warranties and covenants that we believe are customary for agreements of this type. The financial covenants include a consolidated tangible net worth test and a leverage test, along with a consolidated tangible net worth covenant, all as defined in the Revolving Credit Facility. A failure to satisfy the foregoing tests does not constitute an event of default, but can trigger a “term-out” of the facility. A breach of the consolidated tangible net worth covenant (but not the consolidated tangible net worth test) or a violation of anti-corruption or sanctions laws would result in an event of default.

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of September 30, 2017.

As of September 30, 2017, we had $15.0 million in borrowings and $34.0 million in letters of credit outstanding under the Revolving Credit Facility, leaving remaining borrowing capacity of $651.0 million.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). Effective August 10, 2017, the Mortgage Repurchase Facility was amended to extend its termination date to August 9, 2018. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased on December 27, 2016 from $75 million to $125 million and was effective through January 25, 2017. At September 30, 2017 and December 31, 2016, HomeAmerican had $65.1 million and $114.5 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is LIBOR-based.

The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of September 30, 2017.

Dividends

During the three and nine months ended September 30, 2017, we paid dividends of $0.25 per share and $0.75 per share, respectively, compared to $0.24 per share and $0.72 per share for the same periods in the prior year, respectively.

MDC Common Stock Repurchase Program

At September 30, 2017, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the three months ended September 30, 2017.

Consolidated Cash Flow

During the nine months ended September 30, 2017, we generated $69.2 million of cash from operating activities, primarily due to (1) net income of $117.3 million, (2) a $49.0 million decrease in mortgage loans held-for-sale, (3) a $22.8 million decrease in our deferred tax asset, and (4) a $15.3 million increase in accounts payable and accrued liabilities. The increases were partially offset by a net increase in housing inventory of $82.1 million, an $11.2 million increase in prepaid and other assets, and net gains on the sale of investments, including our Metro Bonds of $54.0 million.

During the nine months ended September 30, 2017, we generated $108.0 million of cash for investing activities, primarily attributable to net proceeds from the sale and purchase of marketable equity securities of $65.7 million and proceeds from the sale of the Metro Bonds of $44.3 million. These amounts were slightly offset by the purchase of $1.9 million in property and equipment.

During the nine months ended September 30, 2017, we used $82.3 million in cash for financing activities, primarily related to payments of $49.4 million on our mortgage repurchase facility and dividend payments totaling $38.8 million. These amounts were slightly offset by proceeds of $8.5 million from the exercise of stock options.

Off-Balance Sheet Arrangements

Lot Option Purchase Contracts.  In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At September 30, 2017, we had deposits of $11.1 million in the form of cash and $3.6 million in the form of letters of credit that secured option contracts to purchase 6,306 lots for a total estimated purchase price of $463.0 million.

Surety Bonds and Letters of Credit. At September 30, 2017, we had outstanding surety bonds and letters of credit totaling $184.9 million and $65.5 million, respectively, including $31.6 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $33.0 million and $25.3 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

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

Item 3.               Quantitative and Qualitative Disclosures About Market Risk

Our cash and investment policy and strategy is to achieve an appropriate investment return while preserving principal and managing risk. Our cash and cash equivalents may include immediately available commercial bank deposits, commercial paper, money market funds, certificates of deposit and time deposits. Our marketable securities consist of holdings in corporate equities, preferred stock and exchange traded funds. The market value and/or income derived from our equity securities can be negatively impacted by a number of market risk factors, including changes in interest rates, general economic conditions and equity markets. As of September 30, 2017, we had marketable securities in unrealized loss positions totaling $0.6 million, against which we recorded impairments totaling $0.0 million during the current quarter. For the remaining marketable securities in unrealized loss positions totaling $0.6 million, there can be no assurances that the cost basis of these securities will be recovered in the future. If we elect to sell, or are otherwise were required to sell these securities, we could be required to record losses if the market values do not increase prior to any sales. Such losses, if any, would be recorded as a component of our results of operations.

We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments and debt. Derivative instruments utilized in the normal course of business by HomeAmerican include interest rate lock commitments and forward sales of mortgage-backed securities, which are used to manage the price risk on fluctuations in interest rates on our mortgage loans in inventory and interest rate lock commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed at September 30, 2017 had an aggregate principal balance of $101.2 million, all of which were under interest rate lock commitments at an average interest rate of 3.99%. In addition, HomeAmerican had mortgage loans held-for-sale with an aggregate principal balance of $87.1 million at September 30, 2017, of which $14.0 million had not yet been committed to a mortgage purchaser and had an average interest rate of 4.04%. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale that had not yet been committed to a mortgage purchaser, HomeAmerican had forward sales of securities totaling $85.0 million at September 30, 2017.

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

(b) Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any shares during the three or nine months ended September 30, 2017. Additionally, there were no sales of unregistered equity securities during the period.

Item 6.	Exhibits

10.1	First Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of August 10, 2017 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed August 11, 2017). *

10.2	Third Amendment to Credit Agreement, dated as of September 29, 2017 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed October 4, 2017). *

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

____________________

* Incorporated by reference

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2017	M.D.C. HOLDINGS, INC.
(Registrant)

	By:	/s/ Robert N. Martin
Robert N. Martin
Senior Vice President, Chief Financial Officer and Principal Accounting Officer (principal financial officer and duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	First Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of August 10, 2017 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed August 11, 2017). *

10.2	Third Amendment to Credit Agreement, dated as of September 29, 2017 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed October 4, 2017). *

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

____________________

* Incorporated by reference