Form 10-K
period 2017-12-31
MDC HOLDINGS INC
filed 2018-02-01
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes X    No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  X                               Accelerated Filer___

Non-Accelerated Filer __ (Do not check if a smaller reporting company)          Smaller Reporting Company__   Emerging Growth Company__

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No X

As of June 30, 2017, the aggregate market value of the Registrants' common stock held by non-affiliates of the Registrants was $1.5 billion based on the closing sales price of $35.33 per share as reported on the New York Stock Exchange on June 30, 2017.

As of December 31, 2017, the number of shares outstanding of Registrant's common stock was 56,123,228.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of part III of this Form 10-K are incorporated by reference from the Registrant's 2018 definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year.

M.D.C. HOLDINGS, INC.

FORM 10-K

For the Year Ended December 31, 2017

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

Our financial services operations primarily consist of (1) HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans primarily for our homebuyers, (2) Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”), which provides insurance coverage primarily to our homebuilding subsidiaries on homes that have been delivered and most of our subcontractors for completed work on those delivered homes, (3) StarAmerican Insurance Ltd., which is a re-insurer on Allegiant claims, (4) American Home Insurance Agency, Inc., which offers third-party insurance products to our homebuyers, and (5) American Home Title and Escrow Company, which provides title agency services to our homebuilding subsidiaries and our customers in certain states. For financial reporting, we have aggregated our financial services operating segments into reportable segments as follows: (1) mortgage operations (represents HomeAmerican only) and (2) other (all remaining operating segments).

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

(c) Financial Information About Industry Segments

Note 3 to the Consolidated Financial Statements contains information regarding our reportable segments for each of the years ended December 31, 2017, 2016 and 2015.

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

For 2017, the percentage of our home deliveries and home sale and land sale revenues by state were as follows:

	Percentage	Percentage
	of	of Home Sale
	Deliveries	Revenues
Arizona	15%	10%
California	16%	22%
Nevada	16%	12%
Washington	7%	8%
West	54%	52%
Colorado	27%	28%
Utah	4%	4%
Mountain	31%	32%
Maryland	3%	4%
Virginia	4%	5%
Florida	8%	7%
East	15%	16%
Total	100%	100%

Our financial services operations include subsidiaries that provide mortgage financing, place title insurance and homeowner insurance for our homebuyers, and provide general liability insurance for our subsidiaries and most of our subcontractors.

Homebuilding Operations

Operating Divisions. The primary functions of our homebuilding segments include land acquisition and development, home construction, sales and marketing, and customer service. Operating decisions are made by our local management teams under the oversight of our Chief Operating Decision Maker (“CODM”), or decision-making group, defined as two key executives - our Chief Executive Officer and Chief Operating Officer. Our organizational structure (i.e., the grouping and reporting of divisions) changes based upon the current needs of the Company. We had 15, 13 and 13 active homebuilding operating divisions at the end of each year ended December 31, 2017, 2016 and 2015, respectively.

Corporate Management. Our homebuilding business is managed primarily through members of senior management in our Corporate segment and our Asset Management Committees (“AMCs”). Each AMC is comprised of the Chief Operating Officer, Chief Financial Officer and one of our other corporate officers.  All real estate acquisition transactions are reviewed to confirm that the transaction is projected to achieve the objectives established by our decision-making group and must be approved by one of the AMCs. Generally, the role of our senior management team and/or AMC includes:

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

Housing.  Generally, our homebuilding subsidiaries build single-family detached homes in a number of standardized series, designed to provide variety in the size and style of homes for our potential homebuyers. In certain markets, our homebuilding subsidiaries build and sell attached townhomes. Within each series of our single-family detached homes, our homebuilding subsidiaries build several different floor plans offering standard and optional features (such as upgraded appliances, cabinetry, flooring, etc.). Differences in sales prices of similar models from market-to-market depend primarily upon homebuyer demand, home prices offered by our competitors, market conditions (such as home inventory supply levels), location, cost of land, optional features and design specifications. The series of homes offered at a particular location is based on perceived customer preferences, lot size, area demographics and, in certain cases, the requirements of major land sellers and local municipalities. In general, our homebuilding subsidiaries focus on selling “to be built homes”, also referred to as “dirt sales”, and limit the number of homes started without a contract.

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

Backlog.  At December 31, 2017 and 2016, homes under contract but not yet delivered (“backlog”) totaled 3,159 and 2,884, respectively, with an estimated sales value of $1.60 billion and $1.38 billion, respectively. We anticipate that homes in backlog at December 31, 2017 generally will close during 2018 under their existing home order contracts or through the replacement of an existing contract with a new home order contract. The estimated backlog sales value at December 31, 2017 may be impacted by, among other things, subsequent home order cancellations, incentives provided, and/or options and upgrades selected. See “Forward-Looking Statements” above.

Customer Service and Quality Control. Our homebuilding divisions are responsible for pre-closing quality control inspections and responding to customers’ post-closing needs. We have a product service and quality control program, focused on improving and/or maintaining the quality of our customers’ complete home buying and homeownership experience.

Sales and Marketing. Our sales and marketing programs are designed to attract homebuyers in a cost effective manner. We have a centralized in-house advertising and marketing department, including digital marketing, that oversees our efforts to communicate the inherent value of our homes to our prospective homebuyers and distinguish our Richmond American Homes brand from our competitors or other home buying opportunities. The main objective of this team is to generate homebuyer leads, which are actively pursued by our community sales associates. Our centralized in-house merchandising team furnishes our model homes and sales offices.

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

HomeAmerican is authorized to originate Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) (together “the government-sponsored enterprises”), Federal Housing Administration-insured (“FHA”), and Department of Veterans Affairs-guaranteed (“VA”) mortgages and is an authorized issuer of Government National Mortgage Association (“Ginnie Mae”) mortgage-backed securities. Furthermore, HomeAmerican also is an authorized loan servicer for Fannie Mae, Freddie Mac and Ginnie Mae and, as such, is subject to the rules and regulations of these entities.

HomeAmerican uses a mortgage repurchase facility, internally generated funds, and temporary financing provided by its parent, to finance the origination of mortgage loans until they are sold. HomeAmerican sells originated mortgage loans to third-party purchasers on either a bulk or flow basis. Mortgage loans sold on a bulk basis include the sale of a package of substantially similar originated mortgage loans, while sales of mortgage loans on a flow basis are completed as HomeAmerican originates each loan. Mortgage loans sold to third-party purchasers include HomeAmerican’s representations and warranties with respect to certain borrower payment defaults, credit quality issues and/or misrepresentations made by HomeAmerican or our homebuyers. Substantially all of the mortgage loans originated by HomeAmerican are sold to third-party purchasers, generally within 10 to 35 days of origination.

Pipeline. HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed (the “locked pipeline”) at December 31, 2017 and 2016 had an aggregate principal balance of approximately $66.6 million and $110.9 million, respectively, and were under interest rate lock commitments at an average interest rate of 4.15% and 4.11%, respectively.

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

Employees.

The table below summarizes the approximate number of employees for our combined Homebuilding, combined Financial Services and Corporate segments at December 31, 2017 and 2016.

	December 31,
	2017	2016
Homebuilding	1,109	963
Financial Services	146	135
Corporate	236	220
Total	1,491	1,318

Item 1A. Risk Factors.

Changes in general economic, real estate and other business conditions may have an adverse effect on the homebuilding and mortgage industries, which could have a negative impact on our business.

The homebuilding industry is cyclical and is significantly affected by changes in both industry conditions and general economic conditions such as:

•	employment levels;

•	availability of financing for homebuyers;

•	interest rates;

•	consumer confidence;

•	wage growth;

•	household formations;

•	levels of new and existing homes for sale;

•	cost of land, labor and construction materials;

•	demographic trends; and

•	housing demand.

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

Terrorist attacks, acts of war, other acts of violence or threats to national security, and any corresponding response by the United States or others, or related domestic or international instability, may adversely affect general economic conditions or cause a slowdown of the economy.

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

The residential construction industry experiences price fluctuations and shortages in labor and materials from time to time. Shortages in labor can be due to: work stoppages, labor disputes, shortages in qualified trades people, lack of availability of adequate utility infrastructure and services, or our need to rely on local subcontractors who may not be adequately capitalized or insured. Labor and material shortages can be more severe during periods of strong demand for housing or during periods in which the markets where we operate experience natural disasters that have a significant impact on existing residential and commercial structures. Additionally, we could experience labor shortages as a result of subcontractors going out of business or leaving the residential construction market due to low levels of housing production and volumes. Pricing for labor and materials can be affected by the factors discussed above, changes in energy prices, and various other national, regional and local economic factors. Recalls of materials driven by manufacturing defects can drive shortages in materials and delay the delivery of homes. Any of these circumstances could give rise to delays in the start or completion of our residential communities, increase the cost of developing one or more of our residential communities and/or increase the construction cost of our homes.

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

Many homeowners receive substantial tax benefits in the form of tax deductions against their personal taxable income for mortgage interest and property tax payments and the loss or reduction of these deductions could affect homeowners’ net cost of owning a home. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was enacted. As a result of the Tax Cuts and Jobs Act, substantial changes were made to personal income tax rates and the deductibility of (1) mortgage interest, (2) state and local taxes and (3) real property taxes, among other items. The impact of these changes is currently unknown. However, the changes resulting from the Tax Cuts and Jobs Act, in addition to any other future changes to existing tax laws, may result in an increase in the total cost of home ownership and may make the purchase of a home less attractive to buyers. This could adversely impact demand for and/or sales prices of new homes, which would have a negative impact on our business.

A decline in the market value of our homes or carrying value of our land would have a negative impact on our business.

Our homebuilding subsidiaries acquire land for the replacement of land inventory and/or expansion within our current markets and may, from time to time, purchase land for expansion into new markets. The fair value of our land and land under development inventory and housing completed or under construction inventory depends on market conditions. Factors that can impact our determination of the fair value of our inventory primarily include home sale prices, levels of home sale incentives and home construction and land costs. Our home sale prices and/or levels of home sale incentives can be impacted by, among other things, uncertainty in the homebuilding and mortgage industries or the United States/global economy overall, decreased demand for new homes, decreased home prices offered by our competitors, home foreclosure and short-sale levels, decreased ability of our homebuyers to obtain suitable mortgage loan financing and high levels of home order cancellations. Under such circumstances, we may be required to record impairments of our inventory. Any such inventory impairments would have a negative impact on our financial position and results of operations.

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

Changes in energy prices or regulations may have an adverse effect on our cost of building homes.

Some of the markets in which we operate are impacted by regulations related to energy, such as setbacks required from oil / gas drilling operations or restrictions on the use of land. To the extent that these regulations are modified, the value of land we already own or the availability of land we are looking to purchase may decline, which may adversely impact the financial position, results of operations and cash flows of our business. Furthermore, pricing offered by our suppliers and subcontractors can be adversely affected by increases in various energy costs resulting in a negative impact to our financial position, results of operations and cash flows of our business.

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

The regulatory environment for mortgage lending is complex and ever changing and has led to an increase in the number of audits and examinations in the industry. These examinations can include consumer lending practices, sales of mortgages to financial institutions and other investors and the practices in the financial services segments of homebuilding companies. New rules and regulations or revised interpretations of existing rules and regulations applicable to our mortgage lending operations could result in more stringent compliance standards, which may substantially increase costs of compliance.

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

The interests of certain controlling shareholders may be adverse to other investors

Larry A. Mizel and David D. Mandarich beneficially own, directly or indirectly through their affiliates, in the aggregate, approximately 26% of our common stock. To the extent they and their affiliates vote their shares in the same manner, their combined stock ownership may effectively give them the power to influence the election of members of our board of directors and other matters reserved for our shareholders.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our corporate office is located at 4350 South Monaco Street, Denver, Colorado 80237, where we lease all 144,000 square feet of office space in the building. In many of our markets, our homebuilding divisions and other MDC subsidiaries lease additional office space. While we are currently satisfied with the suitability and capacity of our office locations to meet our current business needs, we continue to evaluate them in view of market conditions and the size of our operations.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

At December 31, 2017, we had 571 shareholders of record. The shares of our common stock are traded on the New York Stock Exchange. The following table sets forth, for the periods indicated, the closing price ranges of our common stock. On November 21, 2017, the Company announced an 8% stock dividend that was distributed on December 19, 2017 to shareholders of record on December 5, 2017. On November 22, 2016, the Company announced a 5% stock dividend that was distributed on December 20, 2016 to shareholders of record on December 6, 2016. In accordance with Accounting Standards Codification 260, “Earnings per Share”, basic and diluted earnings per share amounts, weighted-average shares outstanding, and dividends declared per share have been restated for all periods presented to reflect the effect of these stock dividends.

	Three Months Ended
	March 31	June 30	September 30	December 31
2017
High	$28.70	$34.01	$33.46	$34.53
Low	24.01	27.06	28.05	29.99

2016
High	$22.10	$22.82	$24.08	$25.51
Low	17.24	19.27	21.47	19.89

The table below sets forth the cash dividends declared and paid in 2017, 2016 and 2015.

				Total
	Date of	Date of	Dividend	Dividends
	Declaration	Payment	per Share	Paid
				(In thousands)
2017
First Quarter	01/23/17	02/22/17	$0.23	$12,897
Second Quarter	04/24/17	05/24/17	0.23	12,912
Third Quarter	07/24/17	08/23/17	0.23	12,984
Fourth Quarter	10/23/17	11/22/17	0.23	12,986
			$0.93	$51,779

2016
First Quarter	01/25/16	02/24/16	$0.22	$12,252
Second Quarter	04/18/16	05/25/16	0.22	12,252
Third Quarter	07/25/16	08/24/16	0.22	12,259
Fourth Quarter	10/24/16	11/23/16	0.22	12,258
			$0.88	$49,021

2015
First Quarter	01/26/15	02/25/15	$0.22	$12,213
Second Quarter	04/27/15	05/27/15	0.22	12,212
Third Quarter	07/20/15	08/19/15	0.22	12,221
Fourth Quarter	10/19/15	11/18/15	0.22	12,222
			$0.88	$48,868

On January 22, 2018, the Company declared a cash dividend of $0.30 per share payable February 21, 2018 to shareholders of record on February 7, 2018.

There were no shares of MDC common stock repurchased during the years ended December 31, 2017, 2016 or 2015. At December 31, 2017, we were authorized to repurchase up to 4,000,000 shares of our common stock.

Performance Graph

Set forth below is a graph comparing the yearly change in the cumulative total return of MDC's common stock with the cumulative total return of the Standard & Poor's 500 Stock Index and with that of a peer group of other homebuilders over the five-year period ending on December 31, 2017, weighted as of the beginning of that period.

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except per share amounts)
Income Statement Data
Home sale and land sale revenues	$2,503,242	$2,262,853	$1,860,226	$1,650,631	$1,629,175
Financial services revenues	74,372	63,991	48,810	43,953	51,259
Total revenues	$2,577,614	$2,326,844	$1,909,036	$1,694,584	$1,680,434

Homebuilding pretax income (1)(2)	$185,939	$115,378	$70,441	$75,804	$100,323
Financial services pretax income	43,793	36,403	30,983	24,671	29,502
Total income before income taxes	$229,732	$151,781	$101,424	$100,475	$129,825

Net income (1)(2)(3)	$141,835	$103,211	$65,791	$63,143	$314,385
Basic earnings per share	$2.54	$1.86	$1.19	$1.14	$5.68
Diluted earnings per share	$2.48	$1.85	$1.18	$1.14	$5.63
Weighted Average Common Shares Outstanding:
Basic	55,663,908	55,389,898	55,298,825	55,130,023	54,931,220
Diluted	56,901,461	55,562,920	55,528,826	55,359,119	55,360,627

Balance Sheet Data
Cash and cash equivalents	$505,428	$282,909	$180,988	$153,825	$199,338
Marketable securities	$91,638	$96,206	$103,694	$156,140	$588,067
Total inventories	$1,829,736	$1,758,814	$1,763,962	$1,667,960	$1,411,661
Total assets	$2,780,292	$2,528,589	$2,415,899	$2,351,456	$2,589,619
Senior notes, net (1)(4)	$986,597	$841,646	$840,524	$839,468	$1,089,790
Mortgage repurchase facility	$112,340	$114,485	$88,611	$60,822	$63,074
Stockholders' equity	$1,407,287	$1,320,070	$1,256,292	$1,228,336	$1,213,249
Stockholders' equity per common share (5)	$25.07	$23.74	$22.66	$22.18	$21.94
Cash dividends declared per share (6)	$0.93	$0.88	$0.88	$0.88	$0.00

Operational Data
Homes delivered (units)	5,541	5,054	4,390	4,366	4,710
Average selling price	$451	$447	$421	$377	$345
Net new orders (units)	5,816	5,606	5,203	4,623	4,327
Homes in backlog at period end (units)	3,159	2,884	2,332	1,519	1,262
Estimated backlog sales value at period end	$1,602,000	$1,382,000	$1,054,000	$663,000	$506,000
Estimated average selling price of homes in backlog	$507	$479	$452	$437	$401
Active subdivisions at period-end	151	164	167	159	146

____________________________

(1)

During 2014, we redeemed our 5⅜% Senior Notes due December 2014 and our 5⅜% Senior Notes due July 2015. As a result of these transactions, we paid $517.7 million to extinguish $500 million in debt principal and recorded a total of $18.2 million in losses from early extinguishments of debt.

(2)	During 2017, we realized a pretax gain of $53.6 million on investment sales.

(3)	Net income for the year ended December 31, 2013 includes the impact of a $187.6 million reversal of the valuation allowance against our deferred tax asset in the 2013 second quarter.

(4)	During 2017, we issued an additional $150.0 million of our 6.000% senior notes due January 2043 for net proceeds of $146.5 million.

(5)	As a result of the stock dividends distributed during 2017 and 2016, the stockholders’ equity per common share amounts for the years ended December 31, 2016, 2015, 2014, and 2013 have been adjusted.

(6)	Total dividends declared per share for the year ended December 31, 2013 were $0.00 as there was an accelerated payment of dividends for 2013 in 2012.

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

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$2,498,695	$2,257,153	$1,847,889
Land sale revenues	4,547	5,700	12,337
Total home and land sale revenues	2,503,242	2,262,853	1,860,226
Home cost of sales	(2,073,833)	(1,884,391)	(1,539,396)
Land cost of sales	(4,440)	(4,866)	(12,611)
Inventory impairments	(10,010)	(10,173)	(9,993)
Total cost of sales	(2,088,283)	(1,899,430)	(1,562,000)
Gross margin	414,959	363,423	298,226
Gross margin %	16.6%	16.1%	16.0%
Selling, general and administrative expenses	(287,488)	(250,540)	(226,317)
Interest and other income	7,714	6,033	7,988
Net realized gains (losses) from the sales of marketable securities	17,775	979	(1,279)
Realized gain from the sale of metropolitan district bond securities (related party)	35,847	-	-
Other expense	(2,817)	(3,447)	(4,208)
Other-than-temporary impairment of marketable securities	(51)	(1,070)	(3,969)
Homebuilding pretax income	185,939	115,378	70,441

Financial Services:
Revenues	74,372	63,991	48,810
Expenses	(34,534)	(30,920)	(21,572)
Interest and other income	4,190	3,705	3,745
Other-than-temporary impairment of marketable securities	(235)	(373)	-
Financial services pretax income	43,793	36,403	30,983

Income before income taxes	229,732	151,781	101,424
Provision for income taxes	(87,897)	(48,570)	(35,633)
Net income	$141,835	$103,211	$65,791

Earnings per share:
Basic	$2.54	$1.86	$1.19
Diluted	$2.48	$1.85	$1.18

Weighted average common shares outstanding:
Basic	55,663,908	55,389,898	55,298,825
Diluted	56,901,461	55,562,920	55,528,826

Cash dividends declared per share	$0.93	$0.88	$0.88

Cash provided by (used in):
Operating Activities	$65,472	$115,917	$215
Investing Activities	$57,790	$9,218	$47,362
Financing Activities	$99,257	$(23,214)	$(20,414)

EXECUTIVE SUMMARY

Overview

Results for the Twelve Months Ended December 31, 2017

For the year ended December 31, 2017, we reported net income of $141.8 million, or $2.48 per diluted share, a 37% increase compared to net income of $103.2 million, or $1.85 per diluted share for the year earlier period. The increase was primarily due to an 11% improvement in home sale revenues, a 50 basis point improvement in gross margin from home sales percentage, $53.6 million in realized gains due to the sales of investments held by our Corporate segment and a $7.4 million improvement in pretax income from our financial services operations. These items were slightly offset by a 40 basis point increase in our selling, general and administrative (“SG&A”) expenses as a percentage of home sale revenues (“SG&A rate”) and a 630 basis point increase in our effective tax rate from 32.0% to 38.3%. Our higher effective tax rate was primarily the result of the impact on our net deferred tax assets from the Tax Cuts and Jobs Act that was signed into law on December 22, 2017.

Home sale revenues were up from $2.26 billion in 2016 to $2.50 billion in 2017. The improvement was primarily the result of a 10% increase in deliveries due mostly to a 24% increase in units in backlog to begin the year.

The dollar value of net new home orders increased by 6% year-over-year, as our number of net new orders and average selling price increased by 4% and 3%, respectively. A 9% year-over-year increase in our monthly sales absorption pace, which was partially offset by a 4% decline in average active communities, drove the increase in the number of net new orders.

Our financial services pretax income was $43.8 million for the year ended December 31, 2017, a 20%, increase from $36.4 million for the year ended December 31, 2016. The increase was primarily due to our mortgage operations segment, which had (1) increases in the dollar value of loans locked, originated, and sold and (2) higher gains on loans locked, originated and sold.

Industry Conditions and Outlook for MDC

The homebuilding industry was supported by solid economic fundamentals in 2017, driving robust demand for new homes, especially in the affordable homebuyer segment. We took a number of steps throughout 2017 to help us capture the growing demand for new homes.

First, we approved the purchase of nearly 10,400 lots, which is more than double the approvals from the prior year. Increasingly, our lot approvals have focused on more affordable product, including one of our newest product lines, the SeasonsTM collection. We have also introduced several other product lines that are designed with affordability in mind.

Second, we announced that we will commence operations in the greater Portland area, giving us additional exposure to the Pacific Northwest, where we have experienced solid results.

Third, we enhanced our financial profile by (1) expanding the capacity under our line of credit to $700 million and extending its maturity by two years to December 2022, and (2) adding $150 million to our 6.000% senior notes due January 2043 (the “6% Notes”).

We ended 2017 with overall liquidity of $1.25 billion and a backlog sales value of $1.60 billion, representing increases of 39% and 16% over 2016, respectively. The higher liquidity provides us with additional resources to fund future lot acquisitions and community count growth, while our higher backlog sales value gives us a solid foundation to grow revenues year-over-year in 2018.*

Other

Defective Weyerhaeuser Joists

During the 2017 third quarter, we were notified by Weyerhaeuser Company, a product vendor, of a manufacturing defect with certain of its floor I-joists used in certain homes built in our Colorado market (the “joist issue”). The joist issue impacted 216 homes, 23 of which had already closed. Due to the joist issue, 122 of the homes, which were originally scheduled to close in 2017, are now expected to close in the first half of 2018. The vendor has committed to us that it will absorb the costs associated with the removal and replacement of the defective joists. While this issue negatively impacted our number of homes delivered, monthly sales absorption rate and cancellation rate in our Colorado market during the last half of 2017, we do not believe the resolution of this issue will be material to our consolidated results of operations, liquidity, or our financial condition.*

Tax Cuts and Jobs Act of 2017

As a result of the Tax Cuts and Jobs Act, we believe our effective tax rate in 2018 will be significantly lower than the effective tax rate we have experienced over the most recent years.*

* See "Forward-Looking Statements" above.

Homebuilding

Pretax Income (Loss)

	Year Ended December 31,
		Change			Change
	2017	Amount	%	2016	Amount	%	2015
	(Dollars in thousands)
West	$79,719	$6,125	8%	$73,594	$8,967	14%	$64,627
Mountain	86,428	13,324	18%	73,104	20,397	39%	52,707
East	14,418	9,469	191%	4,949	10,982	N/M	(6,033)
Corporate	5,374	41,643	115%	(36,269)	4,591	11%	(40,860)
Total homebuilding pretax income	$185,939	$70,561	61%	$115,378	$44,937	64%	$70,441

N/M – Not meaningful

Homebuilding pretax income for 2017 was $185.9 million, an increase of $70.6 million from $115.4 million for the year ended December 31, 2016. The increase was primarily attributable to an 11% increase in home sale revenues, a 50 basis point improvement in gross margin from home sales percentage and $53.6 million in realized gains due to the sales of investments held by our Corporate segment. The increases were slightly offset by a higher SG&A rate driven by compensation-related expenses that increased due to higher headcount. The year-over-year improvements in pretax income for our West and Mountain segments were driven primarily by higher home sale revenues of 17% and 7%, respectively. Pretax income was negatively impacted in our West segment as a result of a $4.6 million increase in impairments while pretax income was positively impacted in our Mountain segment by an improving gross margin from home sales percentage. Our East segment had a $9.5 million improvement in pretax income primarily as a result of a $4.4 million reduction in inventory impairments. The pretax gain for our Corporate segment was driven by the realized gains on the sales of investments discussed above, partially offset by an increase in compensation-related expenses.

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

Assets

	December 31,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
West	$1,084,756	$1,035,033	$49,723	5%
Mountain	674,057	571,139	102,918	18%
East	201,684	256,816	(55,132)	(21)%
Corporate	597,589	454,507	143,082	31%
Total homebuilding assets	$2,558,086	$2,317,495	$240,591	10%

Total homebuilding assets increased 10% from December 31, 2016 to December 31, 2017, mostly driven by our Mountain and Corporate segments. Our Mountain segment had (1) higher land and land under development balances due to strong land acquisition activity during the twelve months ended December 31, 2017, and (2) a higher number of homes completed or under construction as a result of an increase in backlog under construction. Our Corporate segment assets increased as a result of significant cash inflows from the issuance of an additional $150 million under our 6% Notes and positive operating results. Corporate segment cash was utilized to increase inventories in our West and Mountain operating segments. Homebuilding assets in our East segment are down from December 31, 2016 due to tempered land acquisition activity in Maryland and Virginia as our returns in these markets have been lower than the returns we expect to realize.

Home and Land Sale Revenues

	Year Ended December 31,
		Change			Change
	2017	Amount	%	2016	Amount	%	2015
	(Dollars in thousands)
West	$1,316,069	$187,556	17%	$1,128,513	$213,254	23%	$915,259
Mountain	805,669	48,672	6%	756,997	147,995	24%	609,002
East	381,504	4,161	1%	377,343	41,378	12%	335,965
Total home and land sale revenues	$2,503,242	$240,389	11%	$2,262,853	$402,627	22%	$1,860,226

Home and land sale revenues increased $240.4 million for the year ended December 31, 2017, due to a 10% increase in new home deliveries. For the year ended December 31, 2016, home and land sale revenues increased $402.6 million year-over-year, due primarily to a 15% increase in new home deliveries and a 6% increase in the average selling price of new home deliveries.

New Home Deliveries:

	Year Ended December 31,
	2017			2016			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	821	$260,043	$316.7	789	$232,511	$294.7	4%	12%	7%
California	889	540,459	607.9	807	495,934	614.5	10%	9%	(1)%
Nevada	870	302,911	348.2	683	238,441	349.1	27%	27%	(0)%
Washington	410	212,656	518.7	345	161,628	468.5	19%	32%	11%
West	2,990	1,316,069	440.2	2,624	1,128,514	430.1	14%	17%	2%
Colorado	1,471	709,741	482.5	1,369	671,308	490.4	7%	6%	(2)%
Utah	220	91,903	417.7	219	80,679	368.4	0%	14%	13%
Mountain	1,691	801,644	474.1	1,588	751,987	473.5	6%	7%	0%
Maryland	190	89,853	472.9	243	114,079	469.5	(22)%	(21)%	1%
Virginia	237	125,690	530.3	262	135,394	516.8	(10)%	(7)%	3%
Florida	433	165,439	382.1	337	127,179	377.4	28%	30%	1%
East	860	380,982	443.0	842	376,652	447.3	2%	1%	(1)%
Total	5,541	$2,498,695	$450.9	5,054	$2,257,153	$446.6	10%	11%	1%

	Year Ended December 31,
	2016			2015			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	789	$232,511	$294.7	753	$220,140	$292.4	5%	6%	1%
California	807	495,934	614.5	706	370,603	524.9	14%	34%	17%
Nevada	683	238,441	349.1	575	215,479	374.7	19%	11%	(7)%
Washington	345	161,628	468.5	270	109,038	403.8	28%	48%	16%
West	2,624	1,128,514	430.1	2,304	915,260	397.2	14%	23%	8%
Colorado	1,369	671,308	490.4	1,192	553,573	464.4	15%	21%	6%
Utah	219	80,679	368.4	149	52,794	354.3	47%	53%	4%
Mountain	1,588	751,987	473.5	1,341	606,367	452.2	18%	24%	5%
Maryland	243	114,079	469.5	215	103,148	479.8	13%	11%	(2)%
Virginia	262	135,394	516.8	216	105,593	488.9	21%	28%	6%
Florida	337	127,179	377.4	314	117,521	374.3	7%	8%	1%
East	842	376,652	447.3	745	326,262	437.9	13%	15%	2%
Total	5,054	$2,257,153	$446.6	4,390	$1,847,889	$420.9	15%	22%	6%

For the year ended December 31, 2017, the year-over-year changes in homes delivered in most of our markets were primarily the result of the year-over-year change in the number of units in backlog to begin the year. In our Maryland and Virginia markets, while we started the year with beginning backlog units up from the prior year, our number of homes delivered was down primarily due to declines in the number of net new orders in the first part of 2017 as a result of reductions in community count. Our Washington and Utah markets experienced the largest year-over-year increases in the average selling price of homes delivered due to a combination of price increases implemented in most communities coupled with a shift in mix to higher priced communities. In Colorado, where we have experienced the most significant roll-out of our Seasons™ product line, we experienced a slight decrease in the average selling price of homes delivered.

For the year ended December 31, 2016, the number of homes delivered for all of our markets increased compared to the prior year as our beginning backlogs in 2016 were up significantly year-over-year. However, the benefit to deliveries from our higher beginning backlog was somewhat offset by extended cycle times on homes sold throughout the year primarily as a result of issues with subcontractor availability in certain of our larger markets. Our California and Washington markets, which each experienced significant increases in their average selling price, benefited from price increases in most of their communities during 2016 coupled with a shift in the mix of deliveries to higher priced communities.

Gross Margin

Our gross margin from home sales percentage for the year ended December 31, 2017 increased 50 basis points year-over-year to 16.6%. The twelve months ended December 31, 2017 included $10.0 million of inventory impairments (a 40 basis point negative impact to gross margin percentage) and $1.3 million of adjustments to increase our warranty accrual (a 10 basis point negative impact to gross margin percentage), while the same period in 2016 included $10.2 million of inventory impairments (a 50 basis point negative impact to gross margin percentage) and $7.5 million of adjustments to increase our warranty accrual (a 30 basis point negative impact to gross margin percentage). The warranty adjustments were primarily due to an unexpected increase in warranty related expenditures, which began during the second half of 2015 and continued, to a lesser extent, through 2017. See below for further discussion of the inventory impairments.

Our gross margin from home sales percentage for the year ended December 31, 2016 decreased 10 basis points year-over-year to 16.1%, as $7.5 million in adjustments to increase our warranty accrual were mostly offset by the positive impact from a higher percentage of our deliveries coming from build-to-order sales, which typically have higher gross margin percentages when compared to deliveries of homes that were started without a sales contract.

Inventory Impairments

During the year ended December 31, 2017, we recorded $10.0 million of inventory impairments, of which $3.3 million related to five projects in our East segment, $6.0 million related to four projects in our West segment and $0.8 million related to one project in our Mountain segment. During the year ended December 31, 2016, we recorded $10.2 million of inventory impairments, of which $7.6 million related to five projects in our East segment, $1.4 million related to one project in our West segment and $1.2 million related to one project in our Mountain segment. During the year ended December 31, 2015, we recorded $10.0 million of inventory impairments, of which $1.2 million was related to impairments on our land held for sale in two communities; one in our West segment and one in our Mountain segment. The remaining $8.8 million in impairments related to nine projects with the majority coming from our East segment; four in Maryland totaling $3.3 million and three in Virginia totaling $5.2 million. Inventory impairments recognized by segment for the years ended December 31, 2017, 2016 and 2015 are shown in the table below.

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$4,733	$364	$-
Mountain	390	574	250
East	2,720	1,390	1,378
Subtotal	7,843	2,328	1,628
Land and Land Under Development:
West	1,252	1,036	648
Mountain	380	589	569
East	535	6,220	7,148
Subtotal	2,167	7,845	8,365
Total Inventories	$10,010	$10,173	$9,993

The table below provides quantitative data, for the periods presented, used in determining the fair value of the impaired inventory, excluding impairments related to land held for sale.

	Impairment Data				Quantitative Data
Three Months Ended	Total Subdivisions Tested	Inventory Impairments	Fair Value of Inventory After Impairments	Number of Subdivisions Impaired	Discount Rate

	(Dollars in thousands)
March 31, 2017	33	$4,850	$19,952	2	12%	to	18%
June 30, 2017	35	-	-	-		N/A
September 30, 2017	33	4,540	52,190	9	10%	-	15%
December 31, 2017	23	620	14,245	2	10%	-	12%
Total		$10,010

March 31, 2016	14	$-	$-	-		N/A
June 30, 2016	17	1,600	6,415	2	12%	to	15%
September 30, 2016	25	4,700	12,295	2	15%	to	18%
December 31, 2016	40	3,873	23,657	3	12%	to	15%
Total		$10,173

March 31, 2015	22	$350	$3,701	1		9%
June 30, 2015	22	-	-	-		N/A
September 30, 2015	18	3,225	14,836	5	12%	to	15%
December 31, 2015	15	5,200	19,925	3	15%	to	20%
Total		$8,775

Selling, General and Administrative Expenses

	Year Ended December 31,
	2017	Change	2016	Change	2015
	(Dollars in thousands)
General and administrative expenses	$137,674	$19,598	$118,076	$5,942	$112,134
General and administrative expenses as a percentage of home sale revenues	5.5%	30 bps	5.2%	(90) bps	6.1%

Marketing expenses	$66,388	$7,610	$58,778	$6,361	$52,417
Marketing expenses as a percentage of home sale revenues	2.7%	10 bps	2.6%	(20) bps	2.8%

Commissions expenses	$83,426	$9,740	$73,686	$11,920	$61,766
Commissions expenses as a percentage of home sale revenues	3.3%	0 bps	3.3%	0 bps	3.3%
Total selling, general and administrative expenses	$287,488	$36,948	$250,540	$24,223	$226,317
Total selling, general and administrative expenses as a percentage of home sale revenues (SG&A Rate)	11.5%	40 bps	11.1%	(110) bps	12.2%

For the year ended December 31, 2017, our SG&A expenses increased $36.9 million to $287.5 million, resulting in a year-over-year increase in our SG&A rate of 40 basis points. The increase in our SG&A rate was driven primarily by higher compensation-related expenses due to increased headcount.

For the year ended December 31, 2016, our SG&A expenses were up $24.2 million to $250.5 million, while our SG&A rate improved 110 basis points year-over-year. The improvement in our SG&A rate was driven primarily by an increased ability to leverage our fixed overhead as a result of our 22% increase in home sale revenues and, to a lesser extent, a decline in our stock-based compensation expense.

Realized gains (losses) from the sales of marketable securities, net

Our realized gains (losses) from the sales of marketable securities for the twelve months ended December 31, 2017, 2016 and 2015 were $17.8 million, $1.0 million and $(1.3) million, respectively. The year-over-year increase for the twelve months ended December 31, 2017 was related to the sale of a large portion of our marketable equity securities.

Realized gain from the sale of metropolitan district bond securities

During the year ended December 31, 2017, we sold our metropolitan district bond securities for net proceeds of $44.3 million. With a cost basis of $8.4 million, we recorded a realized gain of $35.8 million.

Other Homebuilding Operating Data

Net New Orders:

	Year Ended December 31,
	2017				2016				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *
	(Dollars in thousands)
Arizona	825	$273,047	$331.0	2.66	790	$241,584	$305.8	2.21	4%	13%	8%	20%
California	957	611,067	638.5	4.05	946	577,840	610.8	3.88	1%	6%	5%	4%
Nevada	917	331,827	361.9	3.85	795	278,369	350.1	3.09	15%	19%	3%	25%
Washington	395	219,533	555.8	3.66	403	198,442	492.4	2.57	(2)%	11%	13%	42%
West	3,094	1,435,474	464.0	3.47	2,934	1,296,235	441.8	2.89	5%	11%	5%	20%
Colorado	1,673	826,488	494.0	3.20	1,511	727,192	481.3	3.69	11%	14%	3%	(13)%
Utah	203	93,387	460.0	2.20	215	83,343	387.6	2.18	(6)%	12%	19%	1%
Mountain	1,876	919,875	490.3	3.05	1,726	810,535	469.6	3.39	9%	13%	4%	(10)%
Maryland	150	66,994	446.6	1.73	245	114,250	466.3	1.73	(39)%	(41)%	(4)%	0%
Virginia	218	112,647	516.7	3.47	272	142,073	522.3	2.75	(20)%	(21)%	(1)%	26%
Florida	478	163,507	342.1	2.30	429	173,266	403.9	2.14	11%	(6)%	(15)%	7%
East	846	343,148	405.6	2.37	946	429,589	454.1	2.15	(11)%	(20)%	(11)%	10%
Total	5,816	$2,698,497	$464.0	3.12	5,606	$2,536,359	$452.4	2.85	4%	6%	3%	9%

	Year Ended December 31,
	2016				2015				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate
	(Dollars in thousands)
Arizona	790	$241,584	$305.8	2.21	843	$233,180	$276.6	2.07	(6)%	4%	11%	7%
California	946	577,840	610.8	3.88	856	493,037	576.0	3.55	11%	17%	6%	9%
Nevada	795	278,369	350.1	3.09	615	221,756	360.6	3.62	29%	26%	(3)%	(15)%
Washington	403	198,442	492.4	2.57	394	168,477	427.6	2.50	2%	18%	15%	3%
West	2,934	1,296,235	441.8	2.89	2,708	1,116,450	412.3	2.77	8%	16%	7%	4%
Colorado	1,511	727,192	481.3	3.69	1,435	671,797	468.2	2.97	5%	8%	3%	24%
Utah	215	83,343	387.6	2.18	217	77,698	358.1	2.58	(1)%	7%	8%	(16)%
Mountain	1,726	810,535	469.6	3.39	1,652	749,495	453.7	2.91	4%	8%	4%	16%
Maryland	245	114,250	466.3	1.73	237	112,027	472.7	2.02	3%	2%	(1)%	(14)%
Virginia	272	142,073	522.3	2.75	227	112,265	494.6	2.12	20%	27%	6%	30%
Florida	429	173,266	403.9	2.14	379	139,040	366.9	2.18	13%	25%	10%	(2)%
East	946	429,589	454.1	2.15	843	363,332	431.0	2.12	12%	18%	5%	1%
Total	5,606	$2,536,359	$452.4	2.85	5,203	$2,229,277	$428.5	2.68	8%	14%	6%	6%

* Calculated as total net new orders in period ÷ average active communities during period ÷ number of months in period

For the twelve months ended December 31, 2017, the dollar value of net new orders was up year-over-year as a slight increase in the average selling price of net new orders and a 9% improvement in our monthly sales absorption pace was partially offset by a lower average active community count. Every market in our West and Mountain segments had year-over-year improvements in the dollar value of net new orders and, with the exception of Colorado, all of these markets experienced an improved monthly sales absorption pace mostly due to sound economic fundamentals driving solid demand for new homes. While most of these markets had year-over-year declines in average active community count, the strong improvement in monthly sales absorption pace, notably in our Arizona, Nevada and Washington markets, almost or completely offset the declines in average active communities. We saw the largest improvement in sales pace in our Washington market, which benefited from robust demand in newly opened communities. In our Colorado market, a 29% year-over-year increase in the number of average active subdivisions was partially offset by a lower monthly sales absorption pace that was negatively impacted by a number of factors including (1) a higher cancellation rate and lower sales pace in the 2nd half of 2017 as a result of the joist issue and (2) a higher number of sales coming from close-out (i.e. inactive) communities in 2016 compared to the same metric in 2017. In our East segment, each of our markets experienced a year-over-year decline in the dollar value of net new orders. Both of our Maryland and Virginia markets experienced the most significant decreases in the number of new orders as a result of substantial declines in average activity community count. Our Florida market experienced the most significant decline in average selling price of net new orders as a result of a shift in mix of sales to communities with lower selling prices.

During the year ended December 31, 2016, we experienced year-over-year improvements in the dollar value of net new orders in all of our markets, resulting in a total year-over-year increase to the dollar value of net new orders of 14% or $307.1 million. Washington experienced the largest increase in average selling price percentage due to both a shift in mix to higher priced communities and price increases implemented in selling communities throughout 2016. Our Nevada and Virginia markets each experienced the largest percentage improvement in the number of net new orders. In our Virginia market, this was due to an increased monthly sales absorption pace resulting from certain communities that opened late in 2015 having a full year of strong sales activity in 2016. A 50% year-over-year increase in the number of average active communities drove the improvement in Nevada. However, the impact on net new orders from this higher average active community count was slightly offset by a year-over-year decline in monthly sales absorption pace as the 2015 monthly sales absorption pace was at unusually high levels during the first half of 2015. The absorption paces for our Colorado and California markets were among the strongest in the Company, with robust demand in each market.

Active Subdivisions:

	Active Subdivisions			Average Active Subdivisions
	December 31,			Year Ended December 31,
	2017	% Change	2016	2017	2016	% Change
Arizona	26	(7)%	28	26	30	(13)%
California	22	10%	20	20	20	0%
Nevada	19	(10)%	21	20	21	(5)%
Washington	6	(57)%	14	9	13	(31)%
West	73	(12)%	83	75	84	(11)%
Colorado	49	29%	38	44	34	29%
Utah	7	(22)%	9	8	8	0%
Mountain	56	19%	47	52	42	24%
Maryland	3	(70)%	10	7	12	(42)%
Virginia	5	(29)%	7	5	8	(38)%
Florida	14	(18)%	17	17	17	0%
East	22	(35)%	34	29	37	(22)%
Total	151	(8)%	164	156	163	(4)%

At December 31, 2017, we had 151 active subdivisions, an 8% decrease from 164 active subdivisions at the end of 2016. However, during 2017, we approved the acquisition of almost 10,400 lots, representing a year-over-year increase of more than 100%. As shown below in our lots owned and optioned section, the increased lot approval activity has substantially increased our lots controlled year-over-year, which we expect to drive increases in our active subdivision count in the future*. Additionally, as of December 31, 2017 our soon-to-be-active subdivision count was greater than our soon-to-be-inactive subdivision count for the first time since our 2015 third quarter.

Active subdivisions in our Washington market were down 57% year-over-year as of December 31, 2017, driven by the closeout of subdivisions earlier than anticipated due to strong sales pace and lower than anticipated land acquisition activity due to increased competition. In Colorado, we have seen not only strong growth in our active subdivision count but also in our number of lots controlled as we have been successful in identifying multiple land acquisition opportunities while still focusing on affordability, which we believe is a key issue in the metro Denver area. In Virginia and Maryland, we have tempered our land acquisition activity over the past two years as our recent returns in this segment have been lower than expected. For all remaining markets, the year-over-year changes were primarily driven by the timing of opening new subdivisions versus closing out older ones, with many subdivisions closing earlier than anticipated due to higher monthly absorption paces during 2017 compared to 2016.

* See "Forward-Looking Statements" above.

Cancellation Rate:

	Cancellations As a Percentage of Gross Sales
	Year Ended December 31,
	2017	Change	2016	Change	2015
Arizona	22%	(5)%	27%	3%	24%
California	18%	(6)%	24%	3%	21%
Nevada	14%	(4)%	18%	0%	18%
Washington	20%	2%	18%	(1)%	19%
West	18%	(4)%	22%	1%	21%
Colorado	21%	1%	20%	(1)%	21%
Utah	25%	3%	22%	6%	16%
Mountain	22%	2%	20%	(1)%	21%
Maryland	26%	0%	26%	8%	18%
Virginia	19%	(1)%	20%	(5)%	25%
Florida	24%	(3)%	27%	0%	27%
East	23%	(2)%	25%	1%	24%
Total	20%	(2)%	22%	1%	21%

Our cancellations as a percentage of gross sales in total and on an individual market-by-market basis have been relatively consistent among the years ended December 31, 2017, 2016 and 2015.

Backlog:

	At December 31,
	2017			2016			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
Arizona	326	$119,601	$366.9	322	$104,899	$325.8	1%	14%	13%
California	549	387,339	705.5	481	314,305	653.4	14%	23%	8%
Nevada	354	138,174	390.3	307	108,720	354.1	15%	27%	10%
Washington	222	129,068	581.4	237	120,305	507.6	(6)%	7%	15%
West	1,451	774,182	533.6	1,347	648,229	481.2	8%	19%	11%
Colorado	1,166	594,384	509.8	964	466,565	484.0	21%	27%	5%
Utah	87	43,611	501.3	104	41,689	400.9	(16)%	5%	25%
Mountain	1,253	637,995	509.2	1,068	508,254	475.9	17%	26%	7%
Maryland	52	22,647	435.5	92	45,160	490.9	(43)%	(50)%	(11)%
Virginia	92	48,972	532.3	111	60,701	546.9	(17)%	(19)%	(3)%
Florida	311	118,696	381.7	266	119,305	448.5	17%	(1)%	(15)%
East	455	190,315	418.3	469	225,166	480.1	(3)%	(15)%	(13)%
Total	3,159	$1,602,492	$507.3	2,884	$1,381,649	$479.1	10%	16%	6%

At December 31, 2017, we had 3,159 homes in backlog with a total value of $1.60 billion, representing respective increases of 275 homes and $220.8 million from December 31, 2016. The year-over-year changes in each market’s homes in backlog and average selling price are correlated with the year-over-year changes in net new orders with the exception of Colorado and California. Colorado was impacted by the joist issue that delayed the construction of certain of our homes and impacted our ability to close backlog, while California had a substantial year-over-year increase in the number of net new orders during the 2017 fourth quarter.

Homes Completed or Under Construction:

	December 31,
	2017	2016	% Change
Unsold:
Completed	95	115	(17)%
Under construction	215	279	(23)%
Total unsold started homes	310	394	(21)%
Sold homes under construction or completed	2,345	2,186	7%
Model homes under construction or completed	338	302	12%
Total homes completed or under construction	2,993	2,882	4%

Nearly three years ago, we increased our focus on build-to-order homes and limited the number of unsold homes that we start without a sales contract, giving our customers the best opportunity to personalize their homes. As a result, our supply of unsold homes has declined by 21% year-over-year from December 31, 2016. The decline in unsold homes was more than offset by an increase in model homes and sold homes under construction.

Lots Owned and Optioned (including homes completed or under construction):

	December 31, 2017			December 31, 2016
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total	Total % Change
Arizona	2,003	700	2,703	1,521	287	1,808	50%
California	1,785	678	2,463	1,702	298	2,000	23%
Nevada	2,284	561	2,845	1,934	65	1,999	42%
Washington	535	162	697	862	-	862	(19)%
West	6,607	2,101	8,708	6,019	650	6,669	31%
Colorado	4,496	2,736	7,232	3,982	1,683	5,665	28%
Utah	409	194	603	306	30	336	79%
Mountain	4,905	2,930	7,835	4,288	1,713	6,001	31%
Maryland	88	79	167	221	62	283	(41)%
Virginia	220	45	265	367	19	386	(31)%
Florida	1,178	1,159	2,337	910	421	1,331	76%
East	1,486	1,283	2,769	1,498	502	2,000	38%
Total	12,998	6,314	19,312	11,805	2,865	14,670	32%

Our total owned and optioned lots at December 31, 2017 were 19,312, up 32% from December 31, 2016, due to substantial growth in our optioned lots as a result of our significant land acquisition approval activity over the past twelve months. The declines in lots controlled in our Maryland and Virginia markets are primarily due to reductions in land acquisition activity over the past two years as our recent returns in these markets have been lower than returns we expect to realize. Though our lots controlled count is down year-over-year in Washington, we remain committed to that market and continue to pursue all land acquisition opportunities as they arise. We believe that our total lot supply of approximately 3.5 years (which is based on our last twelve months deliveries and is consistent with our stated strategic range), coupled with our planned acquisition activity, can support growth in future periods. See "Forward-Looking Statements" above.

Financial Services

	Year Ended December 31,
		Change			Change
	2017	Amount	%	2016	Amount	%	2015
	(Dollars in thousands)
Financial services revenues
Mortgage operations	$48,841	$7,256	17%	$41,585	$11,309	37%	$30,276
Other	25,531	3,125	14%	22,406	3,872	21%	18,534
Total financial services revenues	$74,372	$10,381	16%	$63,991	$15,181	31%	$48,810

Financial services pretax income
Mortgage operations	$28,628	$4,783	20%	$23,845	$6,615	38%	$17,230
Other	15,165	2,607	21%	12,558	(1,195)	(9)%	13,753
Total financial services pretax income	$43,793	$7,390	20%	$36,403	$5,420	17%	$30,983

For the years ended December 31, 2017 and 2016, our financial services pretax income was up 20% and 17%, respectively, from the prior year. Generally, revenues and pretax income in all of our financial services operating segments are highly correlated to the revenues and number of homes delivered from our homebuilding operations. In both years, the increases in revenues and pretax income in our financial services operations were primarily due to our mortgage operations segment, which had (1) increases in the dollar value of loans locked, originated, and sold and (2) higher gains on loans locked, originated and sold. Additionally, the change in pretax income from 2015 to 2016 for our other financial services segment was significantly impacted by a $2.5 million adjustment recorded in 2015 to reduce insurance reserves as the result of a decline in insurance claim payment severity and frequency relative to prior period estimates.

The table below sets forth information for our mortgage operations relating to mortgage loans originated and capture rate.

	Year Ended December 31,
	2017	% or Percentage Change	2016	% or Percentage Change	2015
	(Dollars in thousands)
Total Originations:
Loans	3,475	9%	3,191	28%	2,487
Principal	$1,227,073	11%	$1,110,344	32%	$838,061
Capture Rate Data:
Capture rate as % of all homes delivered	62%	0%	62%	6%	56%
Capture rate as % of all homes delivered (excludes cash sales)	66%	0%	66%	6%	60%
Mortgage Loan Origination Product Mix:
FHA loans	19%	(1)%	20%	2%	18%
Other government loans (VA & USDA)	20%	(3)%	23%	(3)%	26%
Total government loans	39%	(4)%	43%	(1)%	44%
Conventional loans	61%	4%	57%	1%	56%
	100%	0%	100%	0%	100%
Loan Type:
Fixed rate	97%	0%	97%	1%	96%
ARM	3%	0%	3%	(1)%	4%
Credit Quality:
Average FICO Score	735	0%	735	(0)%	736
Other Data:
Average Combined LTV ratio	83%	(1)%	84%	0%	84%
Full documentation loans	100%	0%	100%	0%	100%

Loans Sold to Third Parties:
Loans	3,502	12%	3,128	30%	2,414
Principal	$1,228,710	13%	$1,084,347	34%	$809,535

Income Taxes

We recorded income tax expense of $87.9 million, $48.6 million and $35.6 million for the years ended December 31, 2017, 2016 and 2015, respectively, resulting in effective income tax rates of 38.3%, 32.0% and 35.1%, respectively.

The year-over-year increase in our effective tax rate from 2016 to 2017 is primarily the result of (1) the signing of the Tax Cuts and Jobs Act on December 22, 2017, which reduced the future Federal corporate tax rate from 35% to 21% and therefore required us to adjust the carrying value of our net deferred tax assets at December 31, 2017 by $10.0 million, (2) our effective tax rate in 2016 included a benefit from energy credits which is not included in 2017 because the credit expired after December 31, 2016 and (3) the expiration of stock-based compensation awards which were recognized through the income tax provision in 2017 according to Accounting Standards Update 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting, as opposed to additional paid-in capital in 2016 . The increases were partially offset by the release of a valuation allowance related to our metropolitan district bond securities that were sold in 2017.

The year-over-year improvement in our effective tax rate from 2015 to 2016 is primarily the result of (1) a domestic manufacturing deduction, whereas we were not eligible to take this deduction in 2015 due to our utilization of remaining federal net operating loss carryforwards to offset taxable income, and (2) a higher estimated percentage of our homes delivered qualifying for energy credits.

LIQUIDITY AND CAPITAL RESOURCES

We use our liquidity and capital resources to (1) support our operations, including the purchase of land, land development and construction of homes; (2) provide working capital; and (3) provide mortgage loans for our homebuyers. Our liquidity includes our cash and cash equivalents, marketable securities, Revolving Credit Facility (as defined below) and Mortgage Repurchase Facility (as defined below). Additionally, we have an existing effective shelf registration statement that allows us to issue equity, debt or hybrid securities up to $1.35 billion.

We have marketable securities that consist primarily of holdings in U.S. government securities, corporate equities, preferred stocks and exchange traded funds.

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

On October 16, 2017, we issued an additional $150 million of our 6.000% Senior Notes due January 2043 (the “6% Notes”) at 97.000% of par plus interest deemed to have accrued from July 15, 2017 to the closing date, bringing the total outstanding principal amount of the Notes to $500 million. MDC completed the offering of the initial $250 million principal amount on January 10, 2013 and an additional offering of $100 million principal amount on May 13, 2013. The 6% Notes, which pay interest semi-annually in arrears on January 15 and July 15 of each year, are general unsecured obligations of MDC and rank equally and ratably with our other general unsecured and unsubordinated indebtedness. We received proceeds of $146.5 million, including accrued interest of $2.2 million and net of underwriting fees of $1.3 million.

Revolving Credit Facility. We have an unsecured revolving credit agreement (“Revolving Credit Facility”) with a group of lenders which may be used for general corporate purposes. This agreement was amended on September 29, 2017 to (1) extend the Revolving Credit Facility maturity to December 16, 2022, (2) increase the aggregate commitment from $550 million to $700 million (the “Commitment”) and (3) provide that the aggregate amount of the commitments may increase to an amount not to exceed $1.25 billion upon our request, subject to receipt of additional commitments from existing or additional lenders and, in the case of additional lenders, the consent of the co-administrative agents. As defined in the Revolving Credit Facility, interest rates on base rate borrowings are equal to the highest of (1) 0.0%, (2) a prime rate, (3) a federal funds effective rate plus 1.50%, and (4) a specified eurocurrency rate plus 1.00% and, in each case, plus a margin that is determined based on our credit ratings and leverage ratio. Interest rates on eurocurrency borrowings are equal to a specified eurocurrency rate plus a margin that is determined based on our credit ratings and leverage ratio. At any time at which our leverage ratio, as of the last day of the most recent calendar quarter, exceeds 55%, the aggregate principal amount of all consolidated senior debt borrowings outstanding may not exceed the borrowing base. There is no borrowing base requirement if our leverage ratio, as of the last day of the most recent calendar quarter, is 55% or less.

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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of December 31, 2017.

As of December 31, 2017, we had $15.0 million in borrowings and $32.0 million in letters of credit outstanding under the Revolving Credit Facility, leaving remaining borrowing capacity of $653.0 million.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). Effective August 10, 2017, the Mortgage Repurchase Facility was amended to extend its termination date to August 9, 2018. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased on December 27, 2017 from $75 million to $115 million and was effective through January 25, 2018. The Mortgage Repurchase Facility also had a temporary increase in the maximum aggregate commitment from $75 million to $125 million from December 27, 2016 through January 25, 2017. At December 31, 2017 and 2016, HomeAmerican had $112.3 million and $114.5 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is LIBOR-based.

The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of December 31, 2017.

Dividends

In each of the years ended December 31, 2017, 2016 and 2015, we paid dividends of $0.93 per share, $0.88 per share and $0.88 per share, respectively. In addition to the cash dividends paid during 2017 and 2016, the Company announced stock dividends of 8% and 5% that were distributed during 2017 and 2016, respectively.

MDC Common Stock Repurchase Program

At December 31, 2017, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the year ended December 31, 2017.

Consolidated Cash Flow

Our operating cash flows are primarily impacted by: (1) land purchases and construction of homes; (2) closing homes and the associated timing of collecting receivables from home closings; (3) sales of mortgage loans originated by HomeAmerican; (4) payments on accounts payables and accrued liabilities; and (5) funding for payroll. When we close on the sale of a house, our homebuilding subsidiaries will generally receive the proceeds from the sale of the homes within a few days of the home being closed. Therefore, our home sales receivable balance can increase or decrease from period to period based upon the timing of our home closings. Additionally, the amount of mortgage loans held-for-sale can be impacted period to period based upon the number of mortgage loans that were originated by HomeAmerican that have not been sold to third party purchasers and by the timing of fundings by third party mortgage purchasers. Accordingly, mortgage loans held-for-sale may increase if HomeAmerican originates more homes towards the end of one reporting period when compared with the same period in the previous year. HomeAmerican will generally sell mortgage loans it originates within 10 to 35 days after origination.

Year Ended December 31, 2017. We generated $65.5 million in cash from operating activities during the year ended December 31, 2017, primarily resulting from:

•	Net income of $141.8 million,
•	A $44.8 million decrease in our deferred tax assets primarily due to (1) a re-measurement of our net deferred tax assets at December 31, 2017 as a result of the Tax Cuts and Jobs Act, (2) full utilization of all remaining alternative minimum tax credit carry-forwards and (3) the sale of our metropolitan district bond securities resulting in the realization of our deferred tax assets, net of any valuation allowance,
•	A $22.3 million increase in accounts payable and accrued liabilities due to the timing of invoices received, and
•	Non-cash reconciling items such as (1) impairments on homebuilding inventories totaling $10.0 million, (2) stock-based compensation expense of $5.9 million and (3) depreciation and amortization of $5.3 million.

These increases were partially offset by the $79.7 million increase in inventories, and the changes in receivables and prepaid expenses and other assets of $13.8 million and $13.1 million, respectively, and non-cash reconciling items such as (1) the $35.8 million gain on the sale of the metropolitan district bond securities (related party) and (2) the $18.1 million in gains on the sale of marketable securities.

We generated $57.8 million in cash from investing activities during the year ended December 31, 2017, primarily attributable to the sale of marketable securities that increased our cash by $83.3 million and the sale of the metropolitan district bond securities (related party) that increased cash by $44.3 million. The cash generated was mostly offset by the purchasing of $67.2 million of marketable securities.

We generated $99.3 million in cash from investing activities during the year ended December 31, 2017, primarily due to the issuance of additional senior notes that increased cash by $146.5 million and $9.5 million in proceeds from the exercise of stock options. The cash generated was mostly offset by dividend payments totaling $51.9 million.

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

Off-Balance Sheet Arrangements

Lot Option Purchase Contracts. In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At December 31, 2017, we had deposits of $18.1 million in the form of cash and $4.9 million in the form of letters of credit that secured option contracts to purchase 6,314 lots for a total estimated purchase price of $512.2 million.

Surety Bonds and Letters of Credit. At December 31, 2017, we had outstanding surety bonds and letters of credit totaling $176.4 million and $53.5 million, respectively, including $21.6 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $39.9 million and $11.5 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

We have made no material guarantees with respect to third-party obligations.

Contractual Obligations

The table below summarizes our known contractual obligations at December 31, 2017.

	Payments due by Period (in thousands)
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Senior notes	$1,000,000	$-	$250,000	$-	$750,000
Interest on senior notes	889,532	57,813	108,594	87,500	635,625
Operating leases	44,806	6,366	10,899	10,282	17,259
Total (1)	$1,934,338	$64,179	$369,493	$97,782	$1,402,884

___________________

(1)

The table above excludes $112.3 million of mortgage loans that we are obligated to repurchase under our Mortgage Repurchase Facility since it is not long-term indebtedness. Additionally, there were outstanding performance bonds and letters of credit totaling approximately $176.4 million and $53.5 million, respectively, at December 31, 2017, which have been excluded from the table above due to the uncertainty as to whether any payments may be made.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We have a cash and investment policy that enables us to achieve our strategy with an appropriate investment return while preserving principal and managing risk. Under this policy, our cash and cash equivalents may include U.S. government securities, commercial bank deposits, commercial paper, certificates of deposit, money market funds, and time deposits, with maturities of three months or less. Our marketable securities under this policy may include holdings in corporate U.S. government securities with a maturity of more than three months, equity securities and corporate debt securities. The market value and/or income derived from our equity securities can be negatively impacted by a number of market risk factors, including changes in interest rates, general economic conditions and equity markets.

As of December 31, 2017, our cash and cash equivalents included U.S. government securities, commercial bank deposits, money market funds and time deposits, with maturities of three months or less. As of December 31, 2017, we had marketable securities, which consisted of holdings in corporate equities, preferred stock, exchange traded funds and U.S. government securities with a maturity of more than three months, in unrealized loss positions totaling $0.7 million, against which we have previously recorded impairments totaling $0.2 million. For the remaining marketable securities in unrealized loss positions totaling $0.5 million, there can be no assurances that the market value will have recovered if we elect to sell or are otherwise were required to sell these securities in the future.

We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments and debt. Derivative instruments utilized in the normal course of business by HomeAmerican include interest rate lock commitments and forward sales of mortgage-backed securities, which are used to manage the price risk on fluctuations in interest rates on our mortgage loans in inventory and interest rate lock commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed at December 31, 2017 had an aggregate principal balance of $66.6 million, all of which were under interest rate lock commitments at an average interest rate of 4.15%. In addition, HomeAmerican had mortgage loans held-for-sale with an aggregate principal balance of $133.8 million at December 31, 2017, of which $33.4 million had not yet been committed to a mortgage purchaser and had an average interest rate of 4.17%. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale which had not yet been committed to a mortgage purchaser, HomeAmerican had forward sales of securities totaling $73.0 million and $108.0 million at December 31, 2017 and 2016, respectively.

HomeAmerican provides mortgage loans that generally are sold forward and subsequently delivered to a third-party purchaser between 10 and 35 days. Forward commitments are used for non-trading purposes to sell mortgage loans and hedge price risk due to fluctuations in interest rates on rate-locked mortgage loans in process that have not closed. Due to this economic hedging philosophy, the market risk associated with these mortgages is limited. For forward sales commitments, as well as commitments to originate mortgage loans that are still outstanding at the end of a reporting period, we record the fair value of the derivatives in the consolidated statements of operations and comprehensive income with an offset to either derivative assets or liabilities, depending on the nature of the change.

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

At December 31, 2017, we had $112.3 million of mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported under Mortgage Repurchase Facility in the consolidated balance sheets. The following table provides the maturities, average interest rate and estimated fair value of significant financial instruments that are sensitive to changes in interest rates at December 31, 2017.

	Maturities through December 31,							Estimated
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
	(Dollars in thousands)
Assets:
Mortgage loans held for sale (1)
Fixed Rate	$131,157	$-	$-	$-	$-	$-	$131,157	$135,727
Average interest rate	4.14%						4.14%
Variable Interest Rate	2,641	$-	$-	$-	$-	$-	$2,641	$2,692
Average interest rate	3.82%						3.82%

Liabilities:
Fixed rate debt	$-	$-	$250,000	$-	$-	$750,000	$1,000,000	$1,018,702
Average interest rate			5.63%			5.83%	5.78%
Mortgage facility	$112,340	$-	$-	$-	$-	$-	$112,340	$112,340
Average interest rate	3.78%						3.78%

Derivative Financial Instruments:
Commitments to originate mortgage loans
Notional amount	$66,633	$-	$-	$-	$-	$-	$66,633	$176
Average interest rate	4.15%						4.15%
Forward sales of mortgage backed securities
Notional amount	$73,000	$-	$-	$-	$-	$-	$73,000	$(72)
Average interest rate	3.47%						3.47%

________________

(1)	All the amounts in this line reflect the expected 2018 disposition of these loans rather than the actual scheduled maturity dates of these mortgages.

Item 8. Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

M.D.C. Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of M.D.C. Holdings, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2000.

Denver, Colorado

February 1, 2018

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2017	2016
	(Dollars in thousands, except
	per share amounts)
ASSETS
Homebuilding:
Cash and cash equivalents	$472,957	$259,087
Marketable securities	49,634	59,770
Restricted cash	8,812	3,778
Trade and other receivables	53,362	42,492
Inventories:
Housing completed or under construction	936,685	874,199
Land and land under development	893,051	884,615
Total inventories	1,829,736	1,758,814
Property and equipment, net	26,439	28,041
Deferred tax assets, net	41,480	74,888
Metropolitan district bond securities (related party)	-	30,162
Prepaid and other assets	75,666	60,463
Total homebuilding assets	2,558,086	2,317,495
Financial Services:
Cash and cash equivalents	32,471	23,822
Marketable securities	42,004	36,436
Mortgage loans held-for-sale, net	138,114	138,774
Other assets	9,617	12,062
Total financial services assets	222,206	211,094
Total Assets	$2,780,292	$2,528,589
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$39,655	$42,088
Accrued liabilities	166,312	144,566
Revolving credit facility	15,000	15,000
Senior notes, net	986,597	841,646
Total homebuilding liabilities	1,207,564	1,043,300
Financial Services:
Accounts payable and accrued liabilities	53,101	50,734
Mortgage repurchase facility	112,340	114,485
Total financial services liabilities	165,441	165,219
Total Liabilities	1,373,005	1,208,519
Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 56,123,228 and 51,485,090 issued and outstanding at December 31, 2017 and December 31, 2016, respectively	561	515
Additional paid-in-capital	1,144,570	983,532
Retained earnings	258,164	313,952
Accumulated other comprehensive income	3,992	22,071
Total Stockholders' Equity	1,407,287	1,320,070
Total Liabilities and Stockholders' Equity	$2,780,292	$2,528,589

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$2,498,695	$2,257,153	$1,847,889
Land sale revenues	4,547	5,700	12,337
Total home and land sale revenues	2,503,242	2,262,853	1,860,226
Home cost of sales	(2,073,833)	(1,884,391)	(1,539,396)
Land cost of sales	(4,440)	(4,866)	(12,611)
Inventory impairments	(10,010)	(10,173)	(9,993)
Total cost of sales	(2,088,283)	(1,899,430)	(1,562,000)
Gross margin	414,959	363,423	298,226
Selling, general and administrative expenses	(287,488)	(250,540)	(226,317)
Interest and other income	7,714	6,033	7,988
Net realized gains (losses) from the sales of marketable securities	17,775	979	(1,279)
Realized gain from the sale of metropolitan district bond securities (related party)	35,847	-	-
Other expense	(2,817)	(3,447)	(4,208)
Other-than-temporary impairment of marketable securities	(51)	(1,070)	(3,969)
Homebuilding pretax income	185,939	115,378	70,441

Financial Services:
Revenues	74,372	63,991	48,810
Expenses	(34,534)	(30,920)	(21,572)
Interest and other income	4,190	3,705	3,745
Other-than-temporary impairment of marketable securities	(235)	(373)	-
Financial services pretax income	43,793	36,403	30,983

Income before income taxes	229,732	151,781	101,424
Provision for income taxes	(87,897)	(48,570)	(35,633)
Net income	$141,835	$103,211	$65,791

Other comprehensive income (loss) related to available-for-sale securities, net of tax	(18,079)	6,356	5,260
Comprehensive income	$123,756	$109,567	$71,051

Earnings per share:
Basic	$2.54	$1.86	$1.19
Diluted	$2.48	$1.85	$1.18

Weighted average common shares outstanding
Basic	55,663,908	55,389,898	55,298,825
Diluted	56,901,461	55,562,920	55,528,826

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Stockholders' Equity

(Dollars in thousands, except share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Balance at December 31, 2014	48,831,639	$488	$909,974	$307,419	$10,455	$1,228,336
Net Income	-	-	-	65,791	-	65,791
Other comprehensive loss, net of tax	-	-	-	-	5,260	5,260
Total comprehensive income						71,051
Shares issued upon exercise of stock options and awards of restricted stock	66,721	1	665	-	-	666
Cash dividends declared	-	-	-	(48,868)	-	(48,868)
Stock-based compensation expense	-	-	10,066	-	-	10,066
Forfeiture of restricted stock	(9,936)	-	-	-	-	-
Net income tax deficiency from share-based compensation	-	-	(4,959)	-	-	(4,959)
Balance at December 31, 2015	48,888,424	489	915,746	324,342	15,715	1,256,292
Net Income	-	-	-	103,211	-	103,211
Other comprehensive income, net of tax	-	-	-	-	6,356	6,356
Total comprehensive income						109,567
Shares issued upon exercise of stock options and awards of restricted stock	147,455	1	(1)	-	-	-
Cash dividends declared	-	-	-	(49,021)	-	(49,021)
Stock dividend declared	2,449,211	25	64,488	(64,580)		(67)
Stock-based compensation expense	-	-	7,477	-	-	7,477
Net income tax deficiency from share-based compensation	-	-	(4,178)	-	-	(4,178)
Balance at December 31, 2016	51,485,090	515	983,532	313,952	22,071	1,320,070
Net Income	-	-	-	141,835	-	141,835
Other comprehensive loss, net of tax	-	-	-	-	(18,079)	(18,079)
Total comprehensive income						123,756
Shares issued upon exercise of stock options and awards of restricted stock	492,408	5	9,496	-	-	9,501
Cash dividends declared	-	-	-	(51,779)	-	(51,779)
Stock dividend declared	4,151,722	41	145,685	(145,844)	-	(118)
Stock-based compensation expense	-	-	5,857	-	-	5,857
Forfeiture of restricted stock	(5,992)	-	-	-	-	-
Balance at December 31, 2017	56,123,228	$561	$1,144,570	$258,164	$3,992	$1,407,287

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Operating Activities:
Net income	$141,835	$103,211	$65,791
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	5,857	7,477	10,066
Depreciation and amortization	5,321	5,132	4,069
Inventory impairments	10,010	10,173	9,993
Other-than-temporary impairment of marketable securities	286	1,443	3,969
Net realized loss (gain) on sale of marketable securities	(18,122)	(1,074)	911
Gain on sale of metropolitan district bond securities (related party)	(35,847)	-	-
Amortization of discount / premiums on marketable debt securities	-	-	100
Deferred income tax expense	44,787	16,145	33,333
Net changes in assets and liabilities:
Restricted cash	(5,034)	(28)	(934)
Trade and other receivables	(13,763)	(20,424)	5,247
Mortgage loans held-for-sale	660	(23,104)	(27,278)
Housing completed or under construction	(69,548)	(128,525)	(15,551)
Land and land under development	(10,169)	124,622	(89,388)
Prepaid expenses and other assets	(13,121)	(1,036)	(7,648)
Accounts payable and accrued liabilities	22,320	21,905	7,535
Net cash provided by operating activities	65,472	115,917	215

Investing Activities:
Purchases of marketable securities	(67,239)	(48,050)	(53,822)
Maturities of marketable securities	-	-	1,510
Sales of marketable securities	83,315	61,736	101,165
Proceeds from sale of metropolitan district bond securities (related party)	44,253	-	-
Purchases of property and equipment	(2,539)	(4,468)	(1,491)
Net cash provided by investing activities	57,790	9,218	47,362

Financing Activities:
Advances (payments) on mortgage repurchase facility, net	(2,145)	25,874	27,789
Proceeds from issuance of senior notes	146,463	-	-
Dividend payments	(51,897)	(49,088)	(48,868)
Payments of deferred financing costs	(2,665)	-	-
Proceeds from exercise of stock options	9,501	-	665
Net cash provided by (used in) financing activities	99,257	(23,214)	(20,414)

Net increase in cash and cash equivalents	222,519	101,921	27,163
Cash and cash equivalents:
Beginning of year	282,909	180,988	153,825
End of year	$505,428	$282,909	$180,988

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

Our financial services operations consist of HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans, primarily for our homebuyers, American Home Insurance Agency, Inc. (“American Home Insurance”), which offers third-party insurance products to our homebuyers, and American Home Title and Escrow Company (“American Home Title”), which provides title agency services to the Company and our homebuyers in Colorado, Florida, Maryland, Nevada and Virginia. The financial services operations also include Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”), which provides insurance coverage primarily to our homebuilding subsidiaries on homes that have been delivered and most of our subcontractors for completed work on those delivered homes, and StarAmerican Insurance Ltd. (“StarAmerican”), a wholly owned subsidiary of MDC, which is a re-insurer of Allegiant claims.

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

Cash and Cash Equivalents.  The Company periodically invests funds in highly liquid investments with an original maturity of three months or less, such as U.S. government securities, commercial bank deposits, commercial paper, certificates of deposit, money market funds and time deposits, which are included in cash and cash equivalents in the consolidated balance sheets and consolidated statements of cash flows.

Marketable Securities. All of our marketable securities were treated as available-for-sale investments as of December 31, 2017 and 2016. As such, we have recorded all of our marketable securities at fair value with changes in fair value initially being recorded as a component of accumulated other comprehensive income (“AOCI”). However, in accordance with Accounting Standards Codification (“ASC”) Topic 320, Investments (“ASC 320”), if the unrealized loss is determined to be other-than-temporary, an other-than-temporary impairment (“OTTI”) is recorded in the consolidated statements of operations and comprehensive income. When a security is sold, we use the first-in first-out method to determine the cost of the security sold or the amount reclassified out of AOCI.

Restricted Cash.  We receive cash earnest money deposits from our customers who enter into home sale contracts. In certain states we are restricted from using such deposits for general purposes, unless we take measures to release state imposed restrictions on such deposits received from homebuyers, which may include posting blanket surety bonds. We had $8.8 million and $3.8 million in restricted cash related to homebuyer deposits at December 31, 2017 and 2016, respectively.

Trade and Other Receivables.  Trade and other receivables primarily includes home sale receivables, which reflects cash to be received from title companies or outside brokers associated with closed homes. Generally, we will receive cash from title companies and outside brokers within a few days of the home being closed.

Mortgage Loans Held-for-Sale, net.  Mortgage loans held-for-sale are recorded at fair value based on quoted market prices and estimated market prices received from a third-party. Using fair value allows an offset of the changes in fair values of the mortgage loans and the derivative instruments used to hedge them without having to comply with the requirements for hedge accounting.

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

Property and Equipment, net.   Property and equipment is carried at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets, which range from 2 to 29 years. Depreciation and amortization expense for property and equipment of our homebuilding operations was $4.5 million, $4.6 million, $3.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The following table sets forth the cost and carrying value of our homebuilding property and equipment by major asset category.

		Accumulated
		Depreciation and	Carrying
	Cost	Amortization	Value
December 31, 2017:	(Dollars in thousands)
Airplane	$30,423	$8,866	$21,557
Computer software and equipment	20,287	17,611	2,676
Leasehold improvements	6,600	4,765	1,835
Other	1,361	990	371
Total	$58,671	$32,232	$26,439

December 31, 2016:
Airplane	$29,497	$8,250	$21,247
Computer software and equipment	23,909	20,329	3,580
Leasehold improvements	11,530	9,370	2,160
Other	2,410	1,356	1,054
Total	$67,346	$39,305	$28,041

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

Deferred Marketing Costs. Certain marketing costs related to model homes and sales offices are capitalized as they are reasonably expected to be recovered throughout the sale of the project. Capitalized marketing costs are included in prepaid and other assets in the homebuilding section of the consolidated balance sheets and the associated amortization expense is included in selling, general and administrative (“SG&A”) expense in the homebuilding section of the consolidated statements of operations and comprehensive income as the homes in the related subdivision are delivered. We allocate all capitalized marketing costs (costs incurred to date and those expected to be incurred) equally to each house within a subdivision and record expense as homes close over the life of a subdivision. All other marketing costs are expensed as incurred.

Variable Interest Entities.  In accordance with ASC Topic 810, Consolidation (“ASC 810”), we analyze our land option contracts and other contractual arrangements to determine whether the corresponding land sellers are variable interest entities (“VIEs”) and, if so, whether we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact VIE’s economic performance, including, but not limited to, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. We also consider whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. We have concluded that, as of December 31, 2017 and 2016, we were not the primary beneficiary of any VIEs from which we are purchasing land under land option contracts.

Related Party Assets. Our related party assets were debt security bonds acquired from a quasi-municipal corporation in the state of Colorado. However, these bonds were sold in the 2017 third quarter. See Note 14 to the Consolidated Financial Statements.

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

Based on our analysis, we have concluded as of December 31, 2017, our goodwill was not impaired.

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

Derivative Financial Instruments. The derivative instruments we utilize in the normal course of business are interest rate lock commitments and forward sales of mortgage-backed securities, both of which typically are short-term in nature. Forward sales of mortgage-backed securities are utilized to hedge changes in fair value of our interest rate lock commitments as well as mortgage loans held-for-sale that are not under commitments to sell. For forward sales of mortgage-backed securities, as well as interest rate lock commitments that are still outstanding at the end of a reporting period, we record the changes in fair value of the derivatives in revenues in the financial services section of our consolidated statements of operations and comprehensive income with an offset to other assets or accounts payable and accrued liabilities in the financial services section of our consolidated balance sheets, depending on the nature of the change.

At December 31, 2017 and 2016, we had interest rate lock commitments with aggregate principal balances of $66.6 million and $110.9 million, respectively, at average interest rates of 4.15% and 4.11%, respectively. In addition, we had $33.4 million and $42.6 million of mortgage loans held-for-sale at December 31, 2017 and 2016, respectively, that had not yet been committed to a mortgage purchaser. In order to hedge the changes in fair value of our interest rate lock commitments and mortgage loans held-for-sale which had not yet been committed to a mortgage purchaser, we had forward sales of securities totaling $73.0 million and $108.0 million at December 31, 2017 and 2016, respectively.

For the years ended December 31, 2017, 2016 and 2015, we recorded net gains (losses) on our derivatives of $(1.7) million, $1.5 million and $1.5 million, respectively. For further discussion of our policies regarding interest rate lock commitments, see our “Revenue Recognition for HomeAmerican” accounting policy section below.

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

We defer Operating Margin related to the sale of a home if all of the following criteria are present: (1) HomeAmerican originates the mortgage loan; (2) HomeAmerican has not sold the mortgage loan, or loans, as of the end of the pertinent reporting period; and (3) the homebuyer’s down payment does not meet the initial or continuing investment criteria. The deferral is subsequently recognized at the time HomeAmerican sells the homebuyer’s mortgage loan, or loans, to a third-party purchaser. In the event the Operating Margin is a loss, we recognize such loss at the time the home is closed. We did not have any loans in inventory at December 31, 2017, 2016 or 2015 that failed to meet the continuing investment criteria.

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

We measure mortgage loans held-for-sale at fair value with the changes in fair value being reported in earnings at each reporting date. The impact of recording changes in fair value to earnings did not have a material impact on our financial position, results of operations or cash flows during the years ended December 31, 2017, 2016 or 2015. Our net gains on the sale of mortgage loans were $39.0 million, $34.0 million and $17.8 million for the years ended December 31, 2017, 2016 and 2015, respectively, and are included as a component of revenues in the financial services section of the consolidated statements of operations and comprehensive income.

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

When a home is closed, we generally have not yet paid or incurred all costs necessary to complete the construction of the home and certain land development costs. At the time of a home closing, we compare the home construction budgets to actual recorded costs to determine the additional estimated costs remaining to be paid on each closed home. For amounts not incurred or paid as of the time of closing a home, we record an estimated accrual associated with certain home construction and land development costs. Generally, these accruals are established based upon contracted work which has yet to be paid, open work orders not paid at the time of home closing, as well as land completion costs more likely than not to be incurred, and represent estimates believed to be adequate to cover the expected remaining home construction and land development costs. We monitor the adequacy of these accruals on a house-by-house basis and in the aggregate on a subdivision-by-subdivision basis. At December 31, 2017 and 2016, we had $8.0 million and $8.7 million, respectively, of land development and home construction accruals for closed homes included in accrued liabilities in the homebuilding section of our Consolidated Balance Sheets. Actual results could differ from such estimates.

Stock-Based Compensation Expense. In accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), stock-based compensation expense for all share-based payment awards is based on the grant date fair value. For stock option awards granted with just service and/or performance conditions, we estimate the fair value using a Black-Scholes option pricing model. For any stock option awards granted that contain a market condition, we estimate the fair value using a Monte Carlo simulation model. We recognize expense for share-based payment awards based on their varying vesting conditions as follows:

●	Awards with service-based vesting conditions only – Expense recognized on a straight-line basis over the requisite service period of the award.
●

Awards with performance-based vesting conditions – Expense is not recognized until it is determined that it is probable the performance-based conditions will be met. When achievement of a performance-based condition is probable, a catch-up of expense will be recorded as if the award had been vesting on a straight-line basis from the award date. The award will continue to be expensed on a straight-line basis until a higher performance-based condition is met, if applicable.

●

Awards with market-based vesting conditions (“Market-Based”) – Expense recognized on a straight-line basis over the requisite service period, which is the lesser of the derived service period or the explicit service period, if one is present. However, if the market condition is satisfied prior to the end of the requisite service period, we will accelerate all remaining expense to be recognized.

Earnings (Loss) Per Common Share. For purposes of calculating earnings (loss) per share (“EPS”), a company that has participating security holders (for example, holders of unvested restricted stock that have non-forfeitable dividend rights) is required to utilize the two-class method for calculating earnings per share unless the treasury stock method results in lower EPS. The two-class method is an allocation of earnings/(loss) between the holders of common stock and a company’s participating security holders. Under the two-class method, earnings/(loss) for the reporting period are allocated between common shareholders and other security holders based on their respective rights to receive distributed earnings (i.e., dividends) and undistributed earnings (i.e., net income/(loss)). Our common shares outstanding are comprised of shareholder owned common stock and shares of unvested restricted stock held by participating security holders. Basic EPS is calculated by dividing income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding, excluding participating shares in accordance with ASC 260. To calculate diluted EPS, basic EPS is further adjusted to include the effect of potentially dilutive stock options outstanding.

Recently Issued Accounting Standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which is a comprehensive new revenue recognition model. Several ASUs have been issued since the issuance of ASU 2014-09. These ASUs, which modify certain sections of ASU 2014-09, are intended to promote a more consistent interpretation and application of the principles outlined in the standard.

Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 excludes certain revenue streams from the guidance. The following revenues streams are subject to the guidance under ASU 2014-09: (1) home sale revenues, (2) forfeiture of deposits, (3) land sale revenues, (4) title agency revenues generated by American Home Title and (5) insurance agency revenues generated by American Home Insurance. Revenue generated by HomeAmerican, Allegiant and StarAmerican are all excluded from ASU 2014-09 and will continue to be accounted for under existing applicable guidance. For those revenue streams that are subject to ASU 2014-09, we have evaluated the impact of adopting the new standard and determined that there will not be a significant impact to the revenue recognition patterns under existing accounting guidance. The adoption of ASU 2014-09 will primarily have an impact on our accounting policies related to (1) our deferred marketing assets, (2) incomplete deliverables, such as landscaping, at the time a home closes and (3) revenue recognition for American Home Insurance. ASU 2014-09, which was adopted on January 1, 2018 using a modified retrospective transition method, will result in an adjustment to our retained earnings balance on January 1, 2018. See below for further discussion of the adjustment to our retained earnings balance.

Under ASU 2014-09, we will no longer account for certain marketing costs related to model homes and sales offices as deferred marketing assets. As a result of this change in accounting policy due to the adoption of ASU 2014-09, the deferred marketing balance on January 1, 2018 will be allocated to either model costs in inventory or property and equipment. Any remaining unallocated deferred marketing amount would have theoretically been expensed under the new guidance and therefore will be included in our transition adjustment journal entry to retained earnings, net of deferred taxes. As a result of this analysis, we believe we will recognize an immaterial increase to retained earnings on January 1, 2018.

The adoption of ASU 2014-09 will also result in a change to the timing of when a portion of home sale revenues and the related cost of sales are recognized. In certain states that we build in, we are not always able to complete certain outdoor features (such as landscaping or pools) prior to closing the home. Under the current accounting guidance, we are able to recognize revenue on incomplete outdoor features on homes that have closed. However, upon adoption of ASU 2014-09, for any contracts entered into after December 31, 2017, we will have to defer the portion of home sale revenues that is related to incomplete outdoor features on homes that close before those outdoor features are completed. Based on an analysis of homes closed as of December 31, 2017, if we were to apply this guidance, we do not believe this change will have a material impact on our future consolidated statements of operations and comprehensive income.

American Home Insurance assists our homebuyers with selecting an appropriate insurance policy and/or the bundling of insurance policies with various carriers. For this service, American Home Insurance receives commission revenues from insurance carriers on policies that were originated in the prior month. In addition, to the extent a homebuyer renews their policy with the insurance carrier, American Home Insurance receives a renewal commission. Upon origination of the policy, American Home Insurance has predominantly satisfied all performance obligations. Under current accounting guidance, American Home Insurance recognizes commission revenues as cash is received from insurance carriers on policies that were originated or renewed in the prior month. However, in accordance with ASU 2014-09, the renewals are considered variable consideration and therefore, we are required to estimate the probable future commission revenues when new policies are originated and record a contract asset and commission revenues. Upon adoption of ASU 2014-09, American Home Insurance will record a contract asset along with an adjustment to deferred taxes for the revenues that would have been recognized in previous periods for existing policies as of January 1, 2018 along with a corresponding adjustment to retained earnings, net of deferred taxes. We do not believe this positive adjustment to retained earnings or future accounting under the new guidance will be material to our consolidated statements of operations and comprehensive income.

In addition to the changes in accounting treatment discussed above related to the adoption of ASU 2014-09, there will also be changes to the classification of certain revenue streams on our consolidated statements of operations and comprehensive income.

1.

Currently we include the proceeds from land sales in land sale revenues and the associated costs in land cost of sales in the homebuilding section of our consolidated statements of operations and comprehensive income, respectively. Under ASU 2014-09, we have concluded that the entities that we typically sell land to will likely not meet the definition of a customer. As such, we generally expect that any gains or losses from the sale of land will now be included in interest and other income in the homebuilding section of our consolidated statements of operations and comprehensive income. However, these sales are infrequent and, as such, each contract and the classification of the transaction will be evaluated when executed.

2.

Forfeitures of deposits will now be reported as revenue instead of being included with interest and other income in the homebuilding section of our consolidated statements of operations and comprehensive income. The amount of forfeitures was not material to our consolidated financial statements in any of the years ended December 31, 2017, 2016 or 2015.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which makes a number of changes to the current GAAP model, including changes to the accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Under ASU 2016-01, we will primarily be impacted by the changes to accounting for equity instruments with readily determinable fair values as they will no longer be permitted to be classified as available-for-sale (changes in fair value reported through other comprehensive income) and instead, all changes in fair value will be reported in earnings. ASU 2016-01 is effective for our interim and annual reporting periods beginning January 1, 2018 and is to be applied using a modified retrospective transition method. As of December 31, 2017, we held equity instruments classified as available-for-sale securities in a net unrealized gain position of $4.0 million (net of tax) that was recorded in accumulated other comprehensive income. Due to the adoption of ASU 2016-01, on January 1, 2018 we will record an adjustment to retained earnings of $4.0 million to eliminate the net unrealized gain balance in accumulated other comprehensive income related to the equity instruments. If we do have a material amount of investments in equity securities in the future, we expect that the impact to our consolidated statements of operations and comprehensive income from this update could be material. Furthermore, depending on trends in the stock market, we may see increased volatility in our consolidated statements of operations and comprehensive income.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends ASC 718. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. ASU 2016-09 became effective for us in the 2017 first quarter. The most significant impact from this guidance, in the current year and on a prospective basis, was to our provision for income taxes line item on our consolidated statements of operations and comprehensive income. Any excess tax benefits or deficiencies from (1) the exercise or expiration of options or (2) the vesting of stock awards are now recognized through our income tax provision as opposed to additional paid-in capital (to the extent we had a sufficient pool of windfall tax benefits). As a result of exercises of stock options and vesting of stock awards during the year ended December 31, 2017, we recognized an excess tax benefit of $0.2 million in our tax provision. Additionally, during the year ended December 31, 2017, options covering approximately 621,000 shares expired unexercised and as a result, we recognized $2.8 million in additional expense in our provision for income taxes line item on our consolidated statements of operations and comprehensive income. Another provision of ASU 2016-09 that is relevant to the Company is the classification of excess tax benefits on the statement of cash flows, which was adopted on a prospective basis. This provision did not have a material effect on the statement of cash flows and is not expected to have a material impact on the statement of cash flows in future quarterly or annual filings.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires measurement and recognition of expected credit losses for financial assets held. The amendments in ASU 2016-13 eliminate the probable threshold for initial recognition of a credit loss in current GAAP and reflect an entity’s current estimate of all expected credit losses. ASU 2016-13 is effective for our interim and annual reporting periods beginning January 1, 2021, and is to be applied using a modified retrospective transition method. Earlier adoption is permitted. We do not plan to early adopt ASU 2016-13 and given our current holdings of financial instruments that are subject to credit losses, we do not believe adoption of this guidance would be material to our financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”), which amends ASC Topic 230, Statement of Cash Flows, to clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The amendments in ASU 2016-15 are intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for our interim and annual reporting periods beginning January 1, 2018, and is to be applied using a retrospective transition method. Earlier adoption is permitted. We do not believe the guidance will have a material impact on our statement of cash flows upon adoption.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force (“ASU 2016-18”), which requires restricted cash to be included with cash and cash equivalents when reconciling the beginning and ending amounts on the statement of cash flows. ASU 2016-18 is effective for our interim and annual reporting periods beginning January 1, 2018, and is to be applied using a retrospective transition method. Earlier adoption is permitted. We do not believe the guidance will have a material impact on our statement of cash flows upon adoption.

2.	Supplemental Cash Flow Disclosure

The table below sets forth supplemental disclosures of cash flow information and non-cash investing and financing activities.

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Cash paid for:
Interest, net of interest capitalized	$637	$717	$286
Income taxes	$49,830	$29,144	$3,023

Non-cash investing and financing activities:
Unrealized holding gains (losses) on marketable securities, net of tax	$15,204	$6,127	$2,234

3.	Segment Reporting

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

The following table summarizes home and land sale revenues for our homebuilding operations and revenues for our financial services operations.

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Homebuilding
West	$1,316,069	$1,128,513	$915,259
Mountain	805,669	756,997	609,002
East	381,504	377,343	335,965
Total home and land sale revenues	$2,503,242	$2,262,853	$1,860,226

Financial Services
Mortgage operations	$48,841	$41,585	$30,276
Other	25,531	22,406	18,534
Total financial services revenues	$74,372	$63,991	$48,810

Total revenues	$2,577,614	$2,326,844	$1,909,036

The following table summarizes pretax income (loss) for our homebuilding and financial services operations.

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Homebuilding
West	$79,719	$73,594	$64,627
Mountain	86,428	73,104	52,707
East	14,418	4,949	(6,033)
Corporate(1)	5,374	(36,269)	(40,860)
Total homebuilding pretax income	$185,939	$115,378	$70,441

Financial Services
Mortgage operations	$28,628	$23,845	$17,230
Other	15,165	12,558	13,753
Total financial services pretax income	$43,793	$36,403	$30,983

Total pretax income	$229,732	$151,781	$101,424

___________________

(1)	The pretax gain for the year ended December 31, 2017 was driven by $53.6 million in realized gains due to the sales of investments.

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

	December 31,
	2017	2016
	(Dollars in thousands)
Homebuilding assets
West	$1,084,756	$1,035,033
Mountain	674,057	571,139
East	201,684	256,816
Corporate	597,589	454,507
Total homebuilding assets	$2,558,086	$2,317,495

Financial services assets
Mortgage operations	$152,345	$153,182
Other	69,861	57,912
Total financial services assets	$222,206	$211,094

Total assets	$2,780,292	$2,528,589

4.	Earnings Per Share

On November 20, 2017, MDC’s board of directors approved an 8% stock dividend that was distributed on December 19, 2017 to shareholders of record on December 5, 2017. Additionally, on November 21, 2016, MDC’s board of directors approved a 5% stock dividend that was distributed on December 20, 2016 to shareholders of record on December 6, 2016. In accordance with ASC 260, basic and diluted earnings per share amounts, weighted-average shares outstanding, and dividends declared per share have been restated for all appropriate periods presented to reflect the effect of these stock dividends. The following table shows our basic and diluted EPS calculations:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands, except per share amounts)
Numerator
Net income	$141,835	$103,211	$65,791
Less: distributed earnings allocated to participating securities	(257)	(163)	(98)
Less: undistributed earnings allocated to participating securities	(441)	(179)	(37)
Net income attributable to common stockholders (numerator for basic earnings per share)	141,137	102,869	65,656
Add back: undistributed earnings allocated to participating securities	441	179	37
Less: undistributed earnings reallocated to participating securities	(431)	(179)	(37)
Numerator for diluted earnings per share under two class method	$141,147	$102,869	$65,656

Denominator
Weighted-average common shares outstanding	55,663,908	55,389,898	55,298,825
Add: dilutive effect of stock options	1,237,553	173,022	230,001
Denominator for diluted earnings per share under two class method	56,901,461	55,562,920	55,528,826

Basic Earnings Per Common Share	$2.54	$1.86	$1.19
Diluted Earnings Per Common Share	$2.48	$1.85	$1.18

Diluted EPS for the years ended December 31, 2017, 2016 and 2015 excluded options to purchase approximately 0.8 million, 5.6 million and 6.2 million shares, respectively, of common stock because the effect of their inclusion would be anti-dilutive.

5.	Accumulated Other Comprehensive Income

The following table sets forth our changes in accumulated other comprehensive income:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Unrealized gains (losses) on available-for-sale marketable securities (1) :
Beginning balance	$7,730	$3,657	$2,775
Other comprehensive income (loss) before reclassifications	7,320	3,844	(2,144)
Amounts reclassified from AOCI (2)	(11,058)	229	3,026
Ending balance	$3,992	$7,730	$3,657

Unrealized gains on available-for-sale metropolitan district bond securities (1) :
Beginning balance	$14,341	$12,058	$7,680
Other comprehensive income before reclassifications	7,884	2,283	4,378
Amounts reclassified from AOCI	(22,225)	-	-
Ending balance	$-	$14,341	$12,058

Total ending AOCI	$3,992	$22,071	$15,715

___________________

(1)	All amounts net-of-tax.
(2)	See separate table below for details about these reclassifications.

The following table sets forth the activity related to reclassifications out of accumulated other comprehensive income (loss) related to available for sale securities:

	Year Ended December 31,
Affected Line Item in the Statements of Operations	2017	2016	2015
	(Dollars in thousands)
Homebuilding: Net realized gains (losses) from the sales of marketable securities	$17,775	$979	$(1,279)
Homebuilding: Realized gain from the sale of metropolitan district bond securities (related party)	35,847	-	-
Homebuilding: Other-than-temporary impairment of marketable securities	(51)	(1,070)	(3,969)
Financial services: Interest and other income	347	95	368
Financial services: Other-than-temporary impairment of marketable securities	(235)	(373)	-
Income before income taxes	53,683	(369)	(4,880)
Provision for income taxes	(20,400)	140	1,854
Net income	$33,283	$(229)	$(3,026)

6.	Fair Value Measurements

ASC Topic 820, Fair Value Measurements (“ASC 820”), defines fair value, establishes guidelines for measuring fair value and requires disclosures regarding fair value measurements. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs, other than quoted prices in active markets, that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis:

		Fair Value
Financial Instrument	Hierarchy	December 31, 2017	December 31, 2016
		(Dollars in thousands)
Marketable securities (available-for-sale)
Equity securities	Level 1	$42,004	$96,206
Debt securities	Level 1	49,634	-
Total available-for-sale securities		$91,638	$96,206

Mortgage loans held-for-sale, net	Level 2	$138,114	$138,774
Metropolitan district bond securities (related party) (available-for-sale)	Level 3	$-	$30,162

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of December 31, 2017 and 2016.

Cash and cash equivalents, restricted cash, trade and other receivables, prepaid and other assets, accounts payable, accrued liabilities and borrowings on our revolving credit facility. Fair value approximates carrying value.

Marketable Securities.  As of December 31, 2017, we held marketable debt and equity securities, while as of December 31, 2016 we only held marketable equity securities. Our debt securities consist of U.S. government securities that have a remaining maturity of three to six months. Our equity securities consist of holdings in corporate equities, preferred stock and exchange traded funds. As of December 31, 2017 and 2016, all of our equity securities and debt securities were treated as available-for-sale investments and as such, were recorded at fair value with all changes in fair value initially recorded through AOCI, subject to an assessment to determine if an unrealized loss, if applicable, is other-than-temporary.

Each quarter we assess all of our securities in an unrealized loss position for a potential OTTI. For the years ended December 31, 2017, 2016 and 2015, we recorded pretax OTTIs of $0.3 million, $1.4 million and $4.0 million, respectively, for certain equity investments that were in an unrealized loss position as of the end of each respective period. The OTTIs are included in other-than-temporary impairment of marketable securities in the homebuilding or financial services sections of our consolidated statements of operations and comprehensive income.

The following tables set forth the amortized cost and estimated fair value of our available-for-sale marketable securities.

	December 31, 2017
	Amortized Cost	OTTI	Net Amortized Cost	Fair Value
	(Dollars in thousands)
Homebuilding
Equity securities	$-	$-	$-	$-
Debt securities	49,634	-	49,634	49,634
Total homebuilding marketable securities	$49,634	$-	$49,634	$49,634

Financial services equity securities	$36,305	$(442)	$35,863	$42,004

Total marketable securities	$85,939	$(442)	$85,497	$91,638

	December 31, 2016
	Amortized Cost	OTTI	Net Amortized Cost	Fair Value
	(Dollars in thousands)
Homebuilding
Equity securities	$49,295	$(1,070)	$48,225	$59,770
Debt securities	-	-	-	-
Total homebuilding marketable securities	$49,295	$(1,070)	$48,225	$59,770

Financial services equity securities	$35,885	$(373)	$35,512	$36,436

Total marketable securities	$85,180	$(1,443)	$83,737	$96,206

As of December 31, 2017 and 2016, our marketable securities were in net unrealized gain positions totaling $6.1 million and $12.5 million, respectively. Our individual marketable securities that were in unrealized loss positions, excluding those that were impaired as part of any OTTI, aggregated to an unrealized loss of $0.5 million and $0.5 million as of December 31, 2017 and 2016, respectively. The table below sets forth the aggregated unrealized losses for individual securities that were in unrealized loss positions but did not have OTTIs recognized. We do not believe the decline in the value of these marketable securities as of December 31, 2017 is other-than-temporary.

	December 31, 2017			December 31, 2016
	Number of	Average	Aggregate Fair	Number of	Average	Aggregate Fair Value of
	Securities in	Loss	Value of Securities	Securities in	Loss	Securities in a
	Loss Position	Position	in a Loss Position	Loss Position	Position	Loss Position
(Dollars in thousands)
Marketable equity securities	1	$(489)	$1,509	5	$(457)	$6,045

The following table sets forth gross realized gains and losses from the sale of available-for-sale marketable securities. We record the net amount of these gains and losses to either other expense or realized gains from the sales of marketable securities, dependent upon whether there is a net realized loss or gain, respectively, in the homebuilding section or financial services section of our consolidated statements of operations and comprehensive income.

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Gross realized gains on sales of available-for-sale securities
Equity securities	$18,365	$2,670	$1,854
Debt securities	-	-	417
Total	$18,365	$2,670	$2,271

Gross realized losses on sales of available-for-sale securities
Equity securities	$(243)	$(1,596)	$(2,949)
Debt securities	-	-	(233)
Total	$(243)	$(1,596)	$(3,182)

Net realized gain (loss) on sales of available-for-sale securities	$18,122	$1,074	$(911)

Mortgage Loans Held-for-Sale, Net.  Our mortgage loans held-for-sale, which are measured at fair value on a recurring basis include (1) mortgage loans held-for-sale that are under commitments to sell and (2) mortgage loans held-for-sale that were not under commitments to sell. At December 31, 2017 and 2016, we had $103.5 million and $96.2 million, respectively, of mortgage loans held-for-sale that were under commitments to sell. The fair value for those loans was based on quoted market prices for those mortgage loans, which are Level 2 fair value inputs. At December 31, 2017 and 2016, we had $34.6 million and $42.6 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input. The unpaid principal balances of all mortgage loans held for sale at December 31, 2017 and 2016 were $133.8 million and $136.9 million, respectively.

Metropolitan District Bond Securities (Related Party).  The Metropolitan District Limited Tax General Obligation Capital Appreciation Bonds Series 2007 (the “Metro Bonds”) are included in the homebuilding section of our consolidated balance sheets. We acquired the Metro Bonds from a quasi-municipal corporation in the state of Colorado (the “Metro District”), which was formed to help fund and maintain the infrastructure associated with a master-planned community being developed by our Company. During the 2017 third quarter, we sold the Metro Bonds for net proceeds of $44.3 million. With a cost basis of $8.4 million, we recorded a realized gain of $35.8 million, which is included in realized gain from the sale of metropolitan district bond securities (related party) in the homebuilding section of our consolidated statement of operations and comprehensive income.

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

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
$250 Million 5⅝% Senior Notes due February 2020, net	$247,853	$261,991	$246,915	$265,611
$250 Million 5½% Senior Notes due January 2024, net	248,585	263,617	248,391	258,800
$500 Million 6% Senior Notes due January 2043, net	490,159	493,094	346,340	297,087
Total	$986,597	$1,018,702	$841,646	$821,498

7.	Inventories

The table below sets forth, by reportable segment, information relating to our homebuilding inventories.

	December 31,	December 31,
	2017	2016
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$489,136	$470,503
Mountain	328,897	277,922
East	118,652	125,774
Subtotal	936,685	874,199
Land and Land Under Development:
West	517,697	499,186
Mountain	309,072	271,252
East	66,282	114,177
Subtotal	893,051	884,615
Total Inventories	$1,829,736	$1,758,814

Inventory impairments recognized by segment for the years ended December 31, 2017, 2016 and 2015 are shown in the table below.

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$4,733	$364	$-
Mountain	390	574	250
East	2,720	1,390	1,378
Subtotal	7,843	2,328	1,628
Land and Land Under Development:
West	1,252	1,036	648
Mountain	380	589	569
East	535	6,220	7,148
Subtotal	2,167	7,845	8,365
Total Inventories	$10,010	$10,173	$9,993

During the year ended December 31, 2017, we recorded $10.0 million of inventory impairments, of which $3.3 million related to five projects in our East segment, $6.0 million related to four projects in our West segment and $0.8 million related to one project in our Mountain segment.

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

	Impairment Data				Quantitative Data
Three Months Ended	Total Subdivisions Tested	Inventory Impairments	Fair Value of Inventory After Impairments	Number of Subdivisions Impaired	Discount Rate
	(Dollars in thousands)
March 31, 2017	33	$4,850	$19,952	2	12%	to	18%
June 30, 2017	35	-	-	-		N/A
September 30, 2017	33	4,540	52,190	9	10%	-	15%
December 31, 2017	23	620	14,245	2	10%	-	12%
Total		$10,010

March 31, 2016	14	$-	$-	-		N/A
June 30, 2016	17	1,600	6,415	2	12%	to	15%
September 30, 2016	25	4,700	12,295	2	15%	to	18%
December 31, 2016	40	3,873	23,657	3	12%	to	15%
Total		$10,173

March 31, 2015	22	$350	$3,701	1		9%
June 30, 2015	22	-	-	-		N/A
September 30, 2015	18	3,225	14,836	5	12%	to	15%
December 31, 2015	15	5,200	19,925	3	15%	to	20%
Total		$8,775

8.	Capitalization of Interest

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

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Homebuilding interest incurred	$55,170	$52,681	$53,061
Less: Interest capitalized	(55,170)	(52,681)	(53,061)
Homebuilding interest expensed	$-	$-	$-

Interest capitalized, beginning of period	$68,085	$77,541	$79,231
Plus: Interest capitalized during period	55,170	52,681	53,061
Less: Previously capitalized interest included in home and land cost of sales	(65,714)	(62,137)	(54,751)
Interest capitalized, end of period	$57,541	$68,085	$77,541

9.	Homebuilding Prepaid and Other Assets

The following table sets forth the components of homebuilding prepaid and other assets.

	December 31,
	2017	2016
	(Dollars in thousands)
Land option deposits	$22,203	$8,683
Deferred marketing costs	34,227	35,313
Prepaid expenses	6,128	4,735
Goodwill	6,008	6,008
Deferred debt issuance costs on revolving credit facility, net	5,880	4,340
Other	1,220	1,384
Total	$75,666	$60,463

10.	Homebuilding Accrued Liabilities and Financial Services Accounts Payable and Accrued Liabilities

The following table sets forth information relating to homebuilding accrued liabilities.

	December 31,
	2017	2016
	(Dollars in thousands)
Accrued compensation and related expenses	$32,600	$27,830
Accrued interest	27,734	23,234
Warranty accrual	21,909	20,678
Construction defect claim reserves	8,406	8,750
Customer and escrow deposits	36,144	27,183
Land development and home construction accruals	8,001	8,695
Other accrued liabilities	31,518	28,196
Total accrued liabilities	$166,312	$144,566

The following table sets forth information relating to financial services accounts payable and accrued liabilities.

	December 31,
	2017	2016
	(Dollars in thousands)
Insurance reserves	$44,280	$42,204
Accounts payable and other accrued liabilities	8,821	8,530
Total accounts payable and accrued liabilities	$53,101	$50,734

11.	Warranty Accrual

The table set forth below summarizes accrual, adjustment and payment activity related to our warranty accrual for the years ended December 31, 2017, 2016 and 2015. During 2017, 2016 and 2015, we recorded $1.3 million, $7.5 million and $0.2 million, respectively, in adjustments to increase our warranty accrual. The adjustments in 2017 and 2016 were primarily due to unexpected warranty related expenditures, which began during the second half of 2015 and continued, to a lesser extent, through 2017. Additionally, from time to time, we change our warranty accrual rates based on payment trends. Any changes made to those rates did not materially affect our warranty expense or gross margin from home sales for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$20,678	$15,328	$18,346
Expense provisions	10,769	8,905	6,303
Cash payments	(10,879)	(11,017)	(9,510)
Adjustments	1,341	7,462	189
Balance at end of period	$21,909	$20,678	$15,328

12.	Insurance and Construction Defect Claim Reserves

The following table summarizes our insurance and defect claim reserves activity for the years ended December 31, 2017, 2016 and 2015. These reserves are included as a component of accrued liabilities in either the financial services or homebuilding sections of the consolidated balance sheets.

	December 31,
	2017	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$50,954	$47,061	$51,720
Expense provisions	9,697	7,531	6,452
Cash payments, net of recoveries	(9,215)	(3,638)	(8,611)
Adjustments	1,250	-	(2,500)
Balance at end of period	$52,686	$50,954	$47,061

During 2017, we recorded a $1.3 million adjustment to increase our insurance and construction defect claim reserves. The adjustments were related to greater than expected expenditures by our homebuilding subsidiaries. During 2015, we recorded a $2.5 million adjustment to decrease our insurance and construction defect claim reserves. The adjustments primarily resulted from a decrease in the severity of our insurance claim experience relative to prior period estimates. No such adjustments were required for the year ended December 31, 2016.

In the ordinary course of business, we make payments from our insurance and construction defect claim reserves to settle litigation claims arising primarily from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the years ended December 31, 2017, 2016, and 2015, are not necessarily indicative of what future cash payments will be for subsequent periods.

13. Income Taxes

Our provision for (benefit from) income taxes for the years ended December 31, 2017, 2016 and 2015 consisted of the following:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Current tax provision (benefit)
Federal	$41,737	$32,102	$2,549
State	1,374	323	(249)
Total current	43,111	32,425	2,300

Deferred tax provision:
Federal	37,398	10,960	30,268
State	7,388	5,185	3,065
Total deferred	44,786	16,145	33,333
Provision for income taxes	$87,897	$48,570	$35,633

The provision for (benefit from) income taxes differs from the amount that would be computed by applying the statutory federal income tax rate of 35% to income before income taxes as a result of the following:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Tax expense computed at federal statutory rate	$80,406	$53,123	$35,498
State income tax expense, net of federal benefit	6,432	4,553	3,043
Other permanent differences	(748)	(647)	(935)
Domestic manufacturing deduction	(5,387)	(5,563)	(39)
Expiration of state net operating loss	-	-	336
Tax expense (benefit) related to an increase (decrease) in unrecognized tax benefits	75	75	(479)
Expiration of stock-based compensation	2,832	-	-
Federal energy credits	-	(3,428)	(1,058)
Rate changes	10,018	-	48
Change in valuation allowance	(8,978)	253	(549)
Other	3,247	204	(232)
Provision for income taxes	$87,897	$48,570	$35,633

Effective tax (benefit) rate	38.3%	32.0%	35.1%

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, reducing the U.S. federal corporate income tax rate from 35% to 21%, among other changes. The SEC staff issued Staff Accounting Bulletin 118, which provides guidance on accounting for the tax effects of the Act for which the accounting under ASC 740, Income Taxes (“ASC 740”) is incomplete. To the extent that a company's accounting for certain income tax effects of the Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before enactment of the Act.

As of December 31, 2017, we have completed the majority of our accounting for the tax effects of the Act. However, as there is some uncertainty around the grandfathering provisions related to performance-based executive compensation, we have estimated a provisional amount for deferred tax assets related to performance-based executive compensation. In addition, we also re-measured the applicable deferred tax assets and liabilities based on the rates at which they are expected to reverse. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

The year-over-year increase in our effective tax rate from 2016 to 2017 was primarily the result of (1) the revaluation of the net carrying value of deferred tax assets as a result of the Act by $10.0 million, (2) our effective tax rate in 2016 including a benefit from energy credits which was not included in 2017 because the credit expired after December 31, 2016 and (3) the expiration of stock-based compensation awards which were recognized through the income tax provision in 2017 in accordance with ASU 2016-09, as opposed to additional paid-in capital in 2016. The increases were partially offset by the release of a valuation allowance related to our metropolitan district bond securities that were sold in 2017.

The year-over-year improvement in our effective tax rate from 2015 to 2016 was primarily the result of (1) a domestic manufacturing deduction, whereas we were not eligible to take this deduction in the prior year due to our utilization of remaining federal net operating loss carryforwards to offset taxable income, and (2) a higher estimated percentage of our homes delivered qualifying for energy credits.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax asset are as follows:

	December 31,
	2017	2016
	(Dollars in thousands)
Deferred tax assets:
State net operating loss carryforwards	$25,398	$26,015
Alternative minimum tax and other tax credit carryforwards	-	12,325
Stock-based compensation expense	10,280	18,228
Warranty, litigation and other reserves	10,763	14,155
Receivables from related party	-	7,626
Accrued compensation	699	7,330
Asset impairment charges	3,738	6,456
Inventory, additional costs capitalized for tax purposes	4,260	6,498
Other, net	1,887	2,993
Total deferred tax assets	57,025	101,626
Valuation allowance	(8,170)	(13,803)
Total deferred tax assets, net of valuation allowance	48,855	87,823

Deferred tax liabilities:
Property, equipment and other assets	3,705	4,276
Deferred revenue	-	1,400
Unrealized gain on marketable securities	1,290	4,676
Other, net	2,380	2,583
Total deferred tax liabilities	7,375	12,935
Net deferred tax asset	$41,480	$74,888

As a result of the Act, we have re-measured the applicable deferred tax assets and liabilities at December 31, 2017 based on the rates at which they are expected to reverse.

At December 31, 2017, we had no federal net operating loss or alternative minimum tax carryforwards. However, we had $25.4 million in tax-effected state net operating loss carryforwards. The state operating loss carryforwards, if unused, will begin to expire in 2019.

At December 31, 2017 we had a valuation allowance of $8.2 million, a decrease of $5.6 million from the prior year. The remaining valuation allowance is related to various state net operating loss carryforwards where realization is more uncertain at this time due to the more limited carryforward periods that exist in certain states. The decline in our valuation allowance in 2017 is the result of the Company being able to utilize certain deferred tax assets, primarily related to our Metro Bonds, over which we previously had a significant valuation allowance.

At December 31, 2017 and 2016, our total liability for uncertain tax positions was $0.5 million and $0.4 million, respectively, which has been offset against our state net operating loss carryforward deferred tax asset. The following table summarizes activity for the gross unrecognized tax benefit component of our total liability for uncertain tax positions for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Gross unrecognized tax benefits at beginning of year	$577	$488	$905
Increases related to prior year tax positions	94	156	139
Decreases related to prior year tax positions	-	-	(475)
Lapse of applicable statute of limitations	(124)	(67)	(81)
Gross unrecognized tax benefits at end of year	$547	$577	$488

Our liability for gross unrecognized tax benefits was $0.5 million and $0.6 million at December 31, 2017 and 2016, respectively, all of which, if recognized, would reduce our effective tax rate.

The net expense for interest and penalties reflected in the consolidated statements of operations and comprehensive income for the years ended December 31, 2017, 2016 and 2015 was $0.0 million, $0.3 million and $0.0 million, respectively.

We have taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may decrease within the next twelve months. The possible decrease could result from the expiration of various statutes of limitation and the finalization of various state income tax matters. The estimated range of the reasonably possible decrease is $0.0 million to $0.1 million.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal income tax examination for calendar tax years ending 2014 through 2017. Additionally, we are subject to various state income tax examinations for the 2013 through 2017 calendar tax years.

14.	Related Party Transactions

The Company has a sublease agreement with CVentures, Inc. Larry A. Mizel, the Chief Executive Officer of the Company, is the President of CVentures, Inc. The sublease is for office space that CVentures, Inc. has continuously leased from the Company as disclosed in the Form 8-K filed July 27, 2005 and the Form 8-K filed March 28, 2006. The sublease term commenced November 1, 2016 and will continue through October 31, 2021, with an option to extend to October 31, 2026. The sublease agreement is for approximately 5,437 rentable square feet at a base rent that increases over the initial term from $26.50 to $28.68 per rentable square foot per year, and increasing over the extension term from $29.26 to $31.67 per rentable square foot per year. The sublease rent is an allocation of the rent under the master lease agreement based on the sublease square footage.

We previously entered into a transaction (the “Transaction”) with The Villages at Castle Rock Metropolitan District No. 6 (the “District”). The District is a quasi-municipal corporation and political subdivision of the State of Colorado. The Board of Directors of the District currently is comprised of employees of the Company. The District was formed to provide funding for certain land development costs associated with the construction of homes in our Cobblestone subdivision. Pursuant to the terms of the Transaction, the District sold to the Company approximately $22.5 million in Metro Bonds and a $1.6 million Limited Tax General Obligation Subordinate Bond (the “Subordinate Bond”) in exchange for title to approximately $28.6 million in land development improvements to the District. In addition, over the prior years, the Company has provided certain advances to the District to help fund the infrastructure of the District (the “Developer Advances”). As discussed in Note 6, we sold the Metro Bonds during the 2017 quarter. While the Company still legally has a receivable from the District related to the Subordinate Bond and Developer Advances, these have no value for US GAAP and income tax purposes.

During the years ended December 31, 2017, 2016 and 2015, we received payments from the Metro District in the amount of $0, $1.2 million and $0.7 million, respectively, and recorded $1.4 million, $1.7 million and $1.4 million, respectively, in interest income. The interest income amounts are included in interest and other income in the homebuilding section of our consolidated statements of operations and comprehensive income.

We contributed $3.0 million, $1.0 million and $1.0 million in cash to the MDC/Richmond American Homes Foundation (the “Foundation”) for each of the years ended December 31, 2017, 2016, and 2015, respectively. The Foundation is a Delaware non-profit corporation that was incorporated on September 30, 1999.

The Foundation is a non-profit organization operated exclusively for charitable, educational and other purposes beneficial to social welfare within the meaning of Section 501(c)(3) of the Internal Revenue Code. The following Directors and/or officers of the Company served as directors of the Foundation at December 31, 2017, all of whom serve without compensation.

Name	MDC Title
Larry A. Mizel	Chairman and CEO
David D. Mandarich	President and COO

Three other individuals, who are independent of the Company, also serve as directors of the Foundation. All directors of the Foundation serve without compensation.

15.	Lines of Credit and Total Debt Obligations

Revolving Credit Facility. We have an unsecured revolving credit agreement (“Revolving Credit Facility”) with a group of lenders which may be used for general corporate purposes. This agreement was amended on September 29, 2017 to (1) extend the Revolving Credit Facility maturity to December 16, 2022, (2) increase the aggregate commitment from $550 million to $700 million (the “Commitment”) and (3) provide that the aggregate amount of the commitments may increase to an amount not to exceed $1.25 billion upon our request, subject to receipt of additional commitments from existing or additional lenders and, in the case of additional lenders, the consent of the co-administrative agents. As defined in the Revolving Credit Facility, interest rates on base rate borrowings are equal to the highest of (1) 0.0%, (2) a prime rate, (3) a federal funds effective rate plus 1.50%, and (4) a specified eurocurrency rate plus 1.00% and, in each case, plus a margin that is determined based on our credit ratings and leverage ratio. Interest rates on eurocurrency borrowings are equal to a specified eurocurrency rate plus a margin that is determined based on our credit ratings and leverage ratio. At any time at which our leverage ratio, as of the last day of the most recent calendar quarter, exceeds 55%, the aggregate principal amount of all consolidated senior debt borrowings outstanding may not exceed the borrowing base. There is no borrowing base requirement if our leverage ratio, as of the last day of the most recent calendar quarter, is 55% or less.

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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of December 31, 2017.

We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At December 31, 2017 and 2016, there were $32.0 million and $23.0 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. We had $15.0 million outstanding under the Revolving Credit Facility as of December 31, 2017 and 2016. As of December 31, 2017, availability under the Revolving Credit Facility was approximately $653.0 million.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). Effective August 10, 2017, the Mortgage Repurchase Facility was amended to extend its termination date to August 9, 2018. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased on December 27, 2017 from $75 million to $115 million and was effective through January 25, 2018. The Mortgage Repurchase Facility also had a temporary increase in the maximum aggregate commitment from $75 million to $125 million from December 27, 2016 through January 25, 2017. At December 31, 2017 and 2016, HomeAmerican had $112.3 million and $114.5 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is LIBOR-based.

The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of December 31, 2017.

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

On October 16, 2017, we issued an additional $150 million of our 6.000% Senior Notes due January 2043 (the “6% Notes”) at 97.000% of par plus interest deemed to have accrued from July 15, 2017 to the closing date, bringing the total outstanding principal amount of the Notes to $500 million. MDC completed the offering of the initial $250 million principal amount on January 10, 2013 and an additional offering of $100 million principal amount on May 13, 2013. The 6% Notes, which pay interest semi-annually in arrears on January 15 and July 15 of each year, are general unsecured obligations of MDC and rank equally and ratably with our other general unsecured and unsubordinated indebtedness. We received proceeds of $146.5 million, including accrued interest of $2.2 million and net of underwriting fees of $1.3 million.

Our debt obligations at December 31, 2017 and 2016, net of any unamortized debt issuance costs or discount, were as follows:

	December 31,
	2017	2016
	(Dollars in thousands)
$250 Million 5⅝% Senior Notes due February 2020, net	$247,853	$246,915
$250 Million 5½% Senior Notes due January 2024, net	248,585	248,391
$500 Million 6% Senior Notes due January 2043, net	490,159	346,340
Total	$986,597	$841,646

16.	Commitments and Contingencies

Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At December 31, 2017, we had outstanding surety bonds and letters of credit totaling $176.4 million and $53.5 million, respectively, including $21.6 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $39.9 million and $11.5 million, respectively. All letters of credit as of December 31, 2017, excluding those issued by HomeAmerican, were issued under our unsecured Revolving Credit Facility (see Note 15 for further discussion of the Revolving Credit Facility). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

We have made no material guarantees with respect to third-party obligations.

Litigation Reserves. Because of the nature of the homebuilding business, we have been named as defendants in various claims, complaints and other legal actions arising in the ordinary course of business, including product liability claims and claims associated with the sale and financing of homes. In the opinion of management, the outcome of these ordinary course matters will not have a material adverse effect upon our financial condition, results of operations or cash flows. At December 31, 2017 and 2016, respectively, we had $2.7 million and $1.9 million of legal accruals.

Operating Leases.  We have non-cancelable operating leases primarily associated with our office facilities. Rent expense under cancelable and non-cancelable operating leases totaled $7.1 million, $5.4 million and $5.0 million in 2017, 2016 and 2015, respectively, and is included in either selling, general and administrative expenses in the homebuilding section or expenses in the financial services section of our consolidated statements of operations and comprehensive income. The table below shows the future minimum payments under non-cancelable operating leases at December 31, 2017.

Year Ended
December 31,
(Dollars in
thousands)
2018	$6,366
2019	5,631
2020	5,268
2021	5,119
2022	5,163
Thereafter	17,259
Total	$44,806

17.	Concentration of Third-Party Mortgage Purchasers

The following table sets forth the percent of mortgage loans sold by HomeAmerican to its primary third party purchasers during 2017, 2016 and 2015. No other third parties purchased greater than 10 percent of our mortgage loans during 2017, 2016 or 2015.

	Year Ended December 31,
	2017	2016	2015
PennyMac Loan Services, LLC	17%	15%	14%
Wells Fargo Funding, Inc.	13%	26%	10%
Fannie Mae	11%	10%	7%
Ginnie Mae	11%	9%	7%
JP Morgan Chase Bank, N.A.	7%	8%	32%

18.	Stockholders' Equity

Stock Dividends. On November 20, 2017, MDC’s board of directors approved an 8% stock dividend that was distributed on December 19, 2017 to shareholders of record on December 5, 2017. On November 21, 2016 MDC’s board of directors approved a 5% stock dividend that was distributed on December 20, 2016 to shareholders of record on December 6, 2016.

Common Stock Repurchase Program. At December 31, 2017, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the years ended December 31, 2017, 2016 or 2015. We did not hold any treasury stock at December 31, 2017.

19.	Equity Incentive and Employee Benefit Plans

A summary of our equity incentive plans follows. All share amounts have been adjusted for the stock dividends distributed during 2017 and 2016, as applicable.

Employee Equity Incentive Plans. Effective March 2001, we adopted the M.D.C. Holdings, Inc. 2001 Equity Incentive Plan (the “2001 Equity Incentive Plan”). Non-qualified option awards previously granted generally vested over periods of up to seven years and expire ten years after the date of grant. Restricted stock awards generally were granted with vesting terms of up to five years. On March 26, 2011, the 2001 Equity Incentive Plan terminated and all stock option grants and restricted stock awards outstanding at the time of the plan termination may continue to be exercised, or become free of restrictions, in accordance with their terms. A total of 1.3 million shares of MDC common stock were reserved for issuance under the 2001 Equity Incentive Plan as of December 31, 2017.

On April 27, 2011, our shareholders approved the M.D.C Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Equity Incentive Plan”), which provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards to employees of the Company. Stock options granted under the 2011 Equity Incentive Plan have an exercise price that is at least equal to the fair market value of our common stock on the date the stock option is granted, generally vest in periods up to five years and expire ten years after the date of grant. At December 31, 2017, a total of 6.5 million shares of MDC common stock were reserved for issuance under the 2011 Equity Incentive Plan, of which 1.7 million shares remained available for grant under this plan as of December 31, 2017.

Director Equity Incentive Plans. Effective March 2001, we adopted the M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors (the “2001 Director Stock Option Plan”). Each option granted under the Director Stock Option Plan vested immediately and expires ten years from the date of grant. The 2001 Director Stock Option Plan terminated on May 21, 2012 and stock options outstanding at the time of plan termination may continue to be exercised in accordance with their terms. A total of 0.3 million shares of MDC common stock were reserved for issuance under the 2001 Director Stock Option Plan as of December 31, 2017.

Effective April 27, 2011, our shareholders approved the M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors (the “2011 Director Stock Option Plan”), which provides for the grant of non-qualified stock options to non-employee directors of the Company. Effective March 29, 2016, our shareholders approved an amendment to the 2011 Director Stock Option Plan to provide the non-employee directors with an alternative to elect to receive an award of restricted stock in lieu of a stock option. Pursuant to the 2011 Director Stock Option Plan as amended, on August 1 of each year, each non-employee director is granted either (1) an option to purchase 25,000 shares of MDC common stock or (2) shares of restricted stock having an expense to the Company that is equivalent to the stock option. Each option granted under the 2011 Director Stock Option Plan vests immediately, becomes exercisable six months after grant, and expires ten years from the date of grant. The option exercise price must be equal to the fair market value (as defined in the plan) of our common stock on the date of grant of the option. Each restricted stock award granted under the 2011 Director Stock Option Plan vests seven months after the grant date. At December 31, 2017, a total of 1.0 million shares of MDC common stock were reserved for issuance under the 2011 Director Stock Option Plan and 0.6 million shares remained available for grant under this plan as of December 31, 2017.

Employee Benefit Plan. We have a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code where each employee may elect to make before-tax contributions up to the current tax limits. We match employee contributions on a discretionary basis and, as of December 31, 2017, we had accrued $2.1 million related to the match that is expected to be contributed in the first quarter of 2018 for 2017 activity. At December 31, 2016, we had accrued $1.3 million related to the match that was contributed during the first quarter of 2017 for 2016 activity. At December 31, 2015, we had accrued $1.0 million related to the match that was contributed during the first quarter of 2016 for 2015 activity.

20.	Stock Based Compensation

All share and per share amounts have been adjusted for the stock dividends distributed during 2017 and 2016, as applicable.

Determining Fair Value of Share-Based Option Awards.  Most options that we grant contain only a service condition (“Service-Based” option) and therefore vest over a specified number of years as long as the employee is employed by the Company. For Service-Based options, we use the Black-Scholes option pricing model to determine the grant date fair value. During 2015, we also granted 1 million Market-Based options to each of the CEO and COO. These options were valued using a Monte Carlo simulation model. Refer to the “Market-Based Stock Option Awards” section below.

The fair values for Service-Based options granted for the years ended December 31, 2016 and 2015 were estimated using the Black-Scholes option pricing model with the below weighted-average assumptions. For the year ended December 31, 2017, there were no options granted.

	Year Ended December 31,
	2017	2016	2015
Expected lives of options (in years)	N/A	5.0	3.9
Expected volatility	N/A	32.1%	29.6%
Risk free interest rate	N/A	1.6%	1.2%
Dividend yield rate	N/A	4.4%	3.5%

Based on calculations using the Black-Scholes option pricing model, the weighted-average grant date fair values of stock options granted during 2016 and 2015 were $3.74 and $4.21, respectively. The expected life of options in the table above represents the weighted-average period for which the options are expected to remain outstanding and are derived primarily from historical exercise patterns. The expected volatility is determined based on our review of the implied volatility that is derived from the price of exchange traded options of the Company. The risk-free interest rate assumption is determined based upon observed interest rates appropriate for the expected term of our employee stock options. The dividend yield assumption is based on our history of dividend payouts. No stock options were granted during the twelve months ended December 31, 2017.

An annual forfeiture rate is estimated at the time of grant for all share-based payment awards which contain service and/or performance conditions. That rate is revised, if necessary, in subsequent periods if the actual forfeiture rate differs from our estimate.

Stock Option Award Activity.  Stock option activity under our option plans, restated as applicable for stock dividends, for the years ended December 31, 2017, 2016 and 2015 were as follows.

	Year Ended December 31,
	2017		2016		2015
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding Stock Option Activity
Outstanding, beginning of year	6,644,274	$26.14	7,252,380	$28.17	5,506,584	$32.96
Granted (1)	-	N/A	45,360	20.07	2,548,665	25.11
Exercised	(380,786)	24.84	-	N/A	(35,436)	18.70
Forfeited	-	N/A	(11,340)	26.28	(137,496)	25.23
Cancelled	(620,865)	35.24	(642,126)	48.61	(629,937)	58.65
Outstanding, end of year	5,642,623	$25.22	6,644,274	$26.14	7,252,380	$28.17

	Year Ended December 31,
	2017		2016		2015
		Weighted-		Weighted-		Weighted-
	Number of	Average	Number of	Average	Number of	Average
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested Stock Option Activity
Outstanding, beginning of year	2,472,911	$5.10	2,531,700	$5.21	529,952	$8.39
Granted (1)	-	N/A	45,360	3.74	2,548,665	4.88
Vested	(2,347,466)	5.03	(91,902)	7.53	(409,421)	6.23
Forfeited	-	N/A	(12,247)	5.40	(137,496)	8.23
Unvested, end of year	125,445	$6.22	2,472,911	$5.10	2,531,700	$5.21

_______________________

(1)

Total options granted in 2015 include a total of 2,268,000 Market-Based options granted to our CEO and COO. See further discussion regarding these grants in the “Market-Based Stock Option Awards” section below.

The total intrinsic value of options (difference between price per share as of the exercise date and the exercise price, times the number of options outstanding) exercised during the years ended December 31, 2017 and 2015 was $2.5 million and $0.2 million, respectively. No options were exercised during the year ended December 31, 2016.

The following table provides data for our stock options that are vested or expected to vest as of December 31, 2017.

Exercisable or expected to vest
Number outstanding	5,611,556
Weighted-average exercise price	$25.23
Aggregate intrinsic value (in thousands)	$37,427
Weighted-average remaining contractual term (years)	5.06

Exercisable
Number outstanding	5,517,178
Weighted-average exercise price	$25.24
Aggregate intrinsic value (in thousands)	$36,718
Weighted-average remaining contractual term (years)	5.03

The aggregate intrinsic values in the tables above represent the total pretax intrinsic values (the difference between the closing price of MDC’s common stock on the last trading day of fiscal 2017 and the exercise price, multiplied by the number of in-the-money stock option shares) that would have been received by the option holders had all in-the-money outstanding stock options been exercised on December 31, 2017.

The following table summarizes information associated with outstanding and exercisable stock options at December 31, 2017.

			Options Outstanding			Options Exercisable
				Weighted-			Weighted-
				Average			Average
				Remaining	Weighted-		Remaining	Weighted-
				Contractual	Average		Contractual	Average
			Number	Life (in	Exercise	Number	Life (in	Exercise
Range of Exercise Price			Outstanding	years)	Price	Outstanding	years)	Price
$ 15.01	-	$ 20.00	53,190	3.81	$19.13	53,190	3.81	$19.13
$ 20.01	-	$ 25.00	1,349,457	4.62	21.71	1,274,333	4.45	21.72
$ 25.01	-	$ 30.00	3,746,686	5.65	25.80	3,705,815	5.64	25.80
$ 30.01	-	$ 35.00	493,290	2.14	31.01	483,840	2.08	30.94
	Total		5,642,623	5.08	$25.22	5,517,178	5.03	$25.24

Total compensation expense relating to stock options was $0.5 million, $5.6 million and $8.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. Our recognized tax benefit from this expense for the years ended December 31, 2017, 2016 and 2015 was $0.2 million, $2.1 million and $3.1 million, respectively.

As of December 31, 2017, $0.2 million of total unrecognized compensation cost related to stock options was expected to be recognized as an expense by the Company in the future over a weighted-average period of approximately 1.2 years.

Our realized tax benefit from stock options exercised for the years ended December 31, 2017 and 2015 was $1.0 million and $0.1 million, respectively. No stock options were exercised during the year ended December 31, 2016.

Market-Based Stock Option Awards. On May 18, 2015, the Company granted a non-qualified stock option to each of the Chief Executive Officer and the Chief Operating Officer for 1,134,000 shares of common stock under the Company’s 2011 Equity Incentive Plan. The terms of each option provide that, over a five year period, one third of the option shares will vest as of each of the third, fourth, and fifth anniversary dates of the grant of the option; provided that all unvested option shares will vest immediately in the event the closing price of the Company’s stock, as reported by the New York Stock Exchange, in any 20 out of 30 consecutive trading days closes at a price equal to or greater than 120% of the closing price on the date of grant (the “market-based condition”). During the 2017 second quarter, the market-based condition was achieved and, as a result, the shares fully vested and became exercisable. The option exercise price is equal to the closing price of the Company’s common stock on the date of grant, which was $25.09 and the expiration date of each option is May 18, 2025.

In accordance with ASC 718, the market-based awards were assigned a fair value of $4.96 per share (total value of $11.2 million) on the date of grant using a Monte Carlo simulation model and, as calculated under that model, all expense was recorded on a straight-line basis through the end of the 2016 second quarter. The following assumptions were used in the model.

Expected volatility	27.8%
Risk free interest rate	2.2%
Dividend yield rate	3.5%

Restricted and Unrestricted Stock Award Activity. Non-vested restricted stock awards, restated as applicable for stock dividends, at December 31, 2017, 2016 and 2015 and changes during those years were as follows:

	Year Ended December 31,
	2017		2016		2015
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of year	204,753	$21.44	110,772	$26.71	208,503	$28.50
Granted	148,722	29.61	167,079	22.00	40,223	23.31
Vested	(53,125)	24.38	(73,098)	29.01	(126,688)	28.98
Forfeited	(6,470)	23.56	-	29.11	(11,266)	25.67
Unvested, end of year	293,880	$25.80	204,753	$21.44	110,772	$26.71

Total compensation expense relating to restricted stock awards was $2.6 million, $1.9 million and $2.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Our recognized tax benefit from this expense for the years ended December 31, 2017, 2016 and 2015 was $1.0 million, $0.7 million and $0.8 million, respectively.

At December 31, 2017, there was $3.9 million of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized as an expense by us in the future over a weighted-average period of approximately 2.6 years. The total intrinsic value of unvested restricted stock awards (the closing price of MDC’s common stock on the last trading day of fiscal 2017 multiplied by the number of unvested awards) at December 31, 2017 was $9.4 million. The total intrinsic value of restricted stock which vested during each of the years ended December 31, 2017, 2016 and 2015 was $1.4 million, $1.3 million and $2.9 million, respectively.

Performance Stock Unit Awards. On June 20, 2017 and July 25, 2016, the Company granted long term performance stock unit awards (“PSUs”) to each of the CEO, the COO, and the Chief Financial Officer (“CFO”) under the Company’s 2011 Equity Incentive Plan. The PSUs will be earned based upon the Company’s performance, over a three year period (the “Performance Period”), measured by increasing home sale revenues over a “Base Period”. Each award is conditioned upon the Company achieving an average gross margin from home sales percentage (excluding impairments) of at least fifteen percent (15%) over the Performance Period. Target goals will be earned if the Company’s three year average home sale revenues over the Performance Period (“Performance Revenues”) exceed the home sale revenues over the Base Period (“Base Revenues”) by at least 10% but less than 20%. If Performance Revenues exceed the Base Revenues by at least 5% but less than 10%, 50% of the Target Goals will be earned (“Threshold Goals”). If Performance Revenues exceed the Base Revenues by at least 20%, 200% of the Target Goals will be earned (“Maximum Goals”). For the PSUs granted in 2017, the number of PSUs earned shall be adjusted to be proportional to the partial performance between the Threshold Goals, Target Goals and Maximum Goals. Details for each defined term above for both grants have been provided in the table below.

					Threshold Goal		Target Goal		Maximum Goal
Awardee	Date of Award	Performance Period	Base Period	Base Period Revenues	PSUs	Home Sale Revenues	PSUs	Home Sale Revenues	PSUs	Home Sale Revenues	Fair Value per Share	Maximum Potential Expense to be Recognized*
CEO		July 1, 2016	July 1, 2015		56,700		113,400		226,800			$4,815
COO	July 25, 2016	to	to	$1.975 billion	56,700	$2.074 billion	113,400	$2.173 billion	226,800	$2.370 billion	$21.23	4,815
CFO		June 30, 2019	June 30, 2016		14,175		28,350		56,700			1,204
												$10,834

CEO		April 1, 2017	April 1, 2016		59,400		118,800		237,600			$7,142
COO	June 20, 2017	to	to	$2.426 billion	59,400	$2.547 billion	118,800	$2.669 billion	237,600	$2.911 billion	$30.06	7,142
CFO		March 31, 2020	March 31, 2017		14,850		29,700		59,400			1,786
												$16,070

* Dollars in thousands

In accordance with ASC 718, the PSUs were valued on the date of grant at their fair value. The fair value of these grants was equal to the closing price of MDC stock on the date of grant less the discounted cash flows of expected future dividends over the respective vesting period (as these PSUs do not participate in dividends). The grant date fair value and maximum potential expense if the Maximum Goals were met for these awards has been provided in the table above. ASC 718 does not permit recognition of expense associated with performance-based stock awards until achievement of the performance targets are probable of occurring. As of December 31, 2017, the Company determined that achievement of the Target Goals was probable for the PSUs granted in 2016 and as such, recorded share-based award expense related to the awards of $2.7 million for the year ended December 31, 2017. For the PSUs granted in 2017, the Company concluded that achievement of any of the performance metrics had not met the level of probability required to record compensation expense at that time and as such, no expense related to the grant of these awards has been recognized as of December 31, 2017.

21.	Results of Quarterly Operations (Unaudited) (Restated for Stock Dividends)

	Quarter
	First	Second	Third	Fourth
	(Dollars in thousands, except per share amounts)
2017
Total revenue	$581,705	$668,044	$603,751	$724,114
Home sales revenue	$563,479	$647,620	$584,947	$702,649
Asset impairments	$(4,850)	$-	$(4,540)	$(620)
Gross margin from home sales (including impairments)	15.9%	16.8%	16.3%	17.3%
Homebuilding selling, general and administrative expenses	$66,298	$70,709	$69,102	$81,379
Income before income taxes	$36,360	$51,894	$89,680	$51,798
Net income	$22,249	$33,871	$61,163	$24,552
Earnings per share:
Basic	$0.40	$0.61	$1.09	$0.44
Diluted	$0.39	$0.59	$1.07	$0.43

2016
Total revenue	$407,761	$587,334	$595,420	$736,329
Home sales revenue	$394,420	$571,195	$575,722	$715,816
Asset impairments	$-	$(1,600)	$(4,700)	$(3,873)
Gross margin from home sales (including impairments)	16.3%	16.4%	15.5%	16.1%
Homebuilding selling, general and administrative expenses	$56,277	$64,440	$61,904	$67,919
Income before income taxes	$14,273	$40,458	$38,052	$58,998
Net income	$9,563	$26,913	$26,359	$40,376
Earnings per share:
Basic	$0.17	$0.49	$0.47	$0.73
Diluted	$0.17	$0.49	$0.47	$0.72

22.	Supplemental Guarantor Information

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

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Balance Sheet

	December 31, 2017
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	Dollars in thousands
ASSETS
Homebuilding:
Cash and cash equivalents	$468,718	$4,239	$-	$-	$472,957
Marketable securities	49,634	-	-	-	49,634
Restricted cash	-	8,812	-	-	8,812
Trade and other receivables	8,200	47,422	-	(2,260)	53,362
Inventories:
Housing completed or under construction	-	936,685	-	-	936,685
Land and land under development	-	893,051	-	-	893,051
Total inventories	-	1,829,736	-	-	1,829,736

Intercompany receivables	1,578,830	2,803	5,291	(1,586,924)	-
Investment in subsidiaries	317,400	-	-	(317,400)	-
Property and equipment, net	24,557	1,882	-	-	26,439
Deferred tax assets, net	42,862	-	-	(1,382)	41,480
Metropolitan district bond securities (related party)	-	-	-	-	-
Other assets	7,260	68,406	-	-	75,666
Total Homebuilding Assets	2,497,461	1,963,300	5,291	(1,907,966)	2,558,086

Financial Services:
Cash and cash equivalents	-	-	32,471	-	32,471
Marketable securities	-	-	42,004	-	42,004
Intercompany receivables	-	-	40,139	(40,139)	-
Mortgage loans held-for-sale, net	-	-	138,114	-	138,114
Other assets	-	-	8,235	1,382	9,617
Total Financial Services Assets	-	-	260,963	(38,757)	222,206
Total Assets	$2,497,461	$1,963,300	$266,254	$(1,946,723)	$2,780,292

LIABILITIES AND EQUITY

Homebuilding:
Accounts payable	$-	$39,655	$-	$-	$39,655
Accrued liabilities	40,344	122,544	37	3,387	166,312
Advances and notes payable to parent and subsidiaries	48,233	1,547,593	27,015	(1,622,841)	-
Revolving credit facility	15,000	-	-	-	15,000
Senior notes, net	986,597	-	-	-	986,597
Total Homebuilding Liabilities	1,090,174	1,709,792	27,052	(1,619,454)	1,207,564

Financial Services:
Accounts payable and accrued liabilities	-	-	58,748	(5,647)	53,101
Advances and notes payable to parent and subsidiaries	-	-	4,222	(4,222)	-
Mortgage repurchase facility	-	-	112,340	-	112,340
Total Financial Services Liabilities	-	-	175,310	(9,869)	165,441
Total Liabilities	1,090,174	1,709,792	202,362	(1,629,323)	1,373,005

Equity:
Total Stockholders' Equity	1,407,287	253,508	63,892	(317,400)	1,407,287
Total Liabilities and Stockholders' Equity	$2,497,461	$1,963,300	$266,254	$(1,946,723)	$2,780,292

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Balance Sheet

	December 31, 2016
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and cash equivalents	$255,679	$3,408	$-	$-	$259,087
Marketable securities	59,770	-	-	-	59,770
Restricted cash	-	3,778	-	-	3,778
Trade and other receivables	5,380	39,247	-	(2,135)	42,492
Inventories:
Housing completed or under construction	-	874,199	-	-	874,199
Land and land under development	-	884,615	-	-	884,615
Total inventories	-	1,758,814	-	-	1,758,814

Intercompany receivables	1,475,291	2,803	5,289	(1,483,383)	-
Investment in subsidiaries	295,214	-	-	(295,214)	-
Property and equipment, net	25,495	2,546	-	-	28,041
Deferred tax assets, net	74,119	-	-	769	74,888
Metropolitan district bond securities (related party)	30,162	-	-	-	30,162
Other assets, net	5,267	55,196	-	-	60,463
Total Homebuilding Assets	2,226,377	1,865,792	5,289	(1,779,963)	2,317,495

Financial Services:
Cash and cash equivalents	-	-	23,822	-	23,822
Marketable securities	-	-	36,436	-	36,436
Intercompany receivables	-	-	40,042	(40,042)	-
Mortgage loans held-for-sale, net	-	-	138,774	-	138,774
Other assets, net	-	-	12,831	(769)	12,062
Total Financial Services Assets	-	-	251,905	(40,811)	211,094
Total Assets	$2,226,377	$1,865,792	$257,194	$(1,820,774)	$2,528,589

LIABILITIES AND EQUITY

Homebuilding:
Accounts payable	$-	$42,088	$-	$-	$42,088
Accrued liabilities	1,527	136,615	143	6,281	144,566
Advances and notes payable to parent and subsidiaries	48,134	1,445,276	26,266	(1,519,676)	-
Revolving credit facility	15,000	-	-	-	15,000
Senior notes, net	841,646	-	-	-	841,646
Total Homebuilding Liabilities	906,307	1,623,979	26,409	(1,513,395)	1,043,300

Financial Services:
Accounts payable and accrued liabilities	-	-	59,150	(8,416)	50,734
Advances and notes payable to parent and subsidiaries	-	-	3,749	(3,749)	-
Mortgage repurchase facility	-	-	114,485	-	114,485
Total Financial Services Liabilities	-	-	177,384	(12,165)	165,219
Total Liabilities	906,307	1,623,979	203,793	(1,525,560)	1,208,519

Equity:
Total Stockholders' Equity	1,320,070	241,813	53,401	(295,214)	1,320,070
Total Liabilities and Stockholders' Equity	$2,226,377	$1,865,792	$257,194	$(1,820,774)	$2,528,589

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Statements of Operations and Comprehensive Income

	Year Ended December 31, 2017
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$2,503,242	$-	$-	$2,503,242
Cost of Sales	-	(2,078,371)	98	-	(2,078,273)
Inventory impairments	-	(10,010)	-	-	(10,010)
Gross margin	-	414,861	98	-	414,959
Selling, general, and administrative expenses	(52,252)	(234,430)	-	(806)	(287,488)
Equity income of subsidiaries	144,190	-	-	(144,190)	-
Interest and other income	5,420	2,834	6	(546)	7,714
Net realized gains (losses) from the sales of marketable securities	17,775	-	-	-	17,775
Realized gain from the sale of metropolitan district bond securities (related party)	35,847	-	-		35,847
Other expense	21	(2,838)	-	-	(2,817)
Other-than-temporary impairment of marketable securities	(51)	-	-	-	(51)
Homebuilding pretax income (loss)	150,950	180,427	104	(145,542)	185,939
Financial Services:
Financial services pretax income	-	-	42,441	1,352	43,793
Income before income taxes	150,950	180,427	42,545	(144,190)	229,732
Provision for income taxes	(9,115)	(64,051)	(14,731)	-	(87,897)
Net income	$141,835	$116,376	$27,814	$(144,190)	$141,835
Other comprehensive income related to available-for-sale securities, net of tax	(18,079)	-	3,382	(3,382)	(18,079)
Comprehensive income	$123,756	$116,376	$31,196	$(147,572)	$123,756

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Statements of Operations and Comprehensive Income

	Year Ended December 31, 2016
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$2,262,853	$-	$-	$2,262,853
Cost of Sales	-	(1,888,957)	(300)	-	(1,889,257)
Inventory impairments	-	(10,173)	-	-	(10,173)
Gross margin	-	363,723	(300)	-	363,423
Selling, general, and administrative expenses	(39,632)	(210,546)	-	(362)	(250,540)
Equity income of subsidiaries	125,431	-	-	(125,431)	-
Interest and other income	4,257	2,188	5	(417)	6,033
Net realized gains (losses) from the sales of marketable securities	979	-	-	-	979
Realized gain from the sale of metropolitan district bond securities (related party)	-	-	-	-	-
Other expense	1	(3,448)	-	-	(3,447)
Other-than-temporary impairment of marketable securities	(1,070)	-	-	-	(1,070)
Homebuilding pretax income (loss)	89,966	151,917	(295)	(126,210)	115,378
Financial Services:
Financial services pretax income	-	-	35,624	779	36,403
Income before income taxes	89,966	151,917	35,329	(125,431)	151,781
Provision for income taxes	13,245	(48,613)	(13,202)	-	(48,570)
Net income	$103,211	$103,304	$22,127	$(125,431)	$103,211
Other comprehensive income related to available-for-sale securities, net of tax	6,356	-	1,084	(1,084)	6,356
Comprehensive income	$109,567	$103,304	$23,211	$(126,515)	$109,567

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Statements of Operations and Comprehensive Income

	Year Ended December 31, 2015
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$1,860,226	$-	$-	$1,860,226
Cost of Sales	-	(1,551,907)	(100)	-	(1,552,007)
Inventory impairments	-	(9,993)	-	-	(9,993)
Gross margin	-	298,326	(100)	-	298,226
Selling, general, and administrative expenses	(40,356)	(185,403)	-	(558)	(226,317)
Equity income of subsidiaries	91,079	-	-	(91,079)	-
Interest and other income	5,914	2,651	8	(585)	7,988
Net realized gains (losses) from the sales of marketable securities	(1,279)	-	-	-	(1,279)
Realized gain from the sale of metropolitan district bond securities (related party)	-	-	-	-	-
Other expense	(6)	(4,202)	-	-	(4,208)
Other-than-temporary impairment of marketable securities	(3,969)	-	-	-	(3,969)
Homebuilding pretax income (loss)	51,383	111,372	(92)	(92,222)	70,441
Financial Services:
Financial services pretax income	-	-	29,840	1,143	30,983
Income before income taxes	51,383	111,372	29,748	(91,079)	101,424
Provision for income taxes	14,408	(39,128)	(10,913)	-	(35,633)
Net income	$65,791	$72,244	$18,835	$(91,079)	$65,791
Other comprehensive income related to available-for-sale securities, net of tax	5,260	-	(674)	674	5,260
Comprehensive income	$71,051	$72,244	$18,161	$(90,405)	$71,051

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Statement of Cash Flows

	Year Ended December 31, 2017
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by operating activities	$30,815	$3,957	$30,700	$-	$65,472
Net cash provided by (used in) investing activities	80,822	(454)	(253)	(22,325)	57,790
Financing activities:
Payments from (advances to) subsidiaries	-	(2,672)	(19,653)	22,325	-
Advances on mortgage repurchase facility, net	-	-	(2,145)	-	(2,145)
Proceeds from issuance of senior notes	146,463	-	-	-	146,463
Dividend payments	(51,897)	-	-	-	(51,897)
Payments of deferred financing costs	(2,665)	-	-	-	(2,665)
Proceeds from exercise of stock options	9,501	-	-	-	9,501
Net cash provided by (used in) financing activities	101,402	(2,672)	(21,798)	22,325	99,257

Net increase in cash and cash equivalents	213,039	831	8,649	-	222,519
Cash and cash equivalents:
Beginning of period	255,679	3,408	23,822	-	282,909
End of period	$468,718	$4,239	$32,471	$-	$505,428

	Year Ended December 31, 2016
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(4,807)	$124,929	$(4,205)	$-	$115,917
Net cash provided by (used in) investing activities	168,329	(1,481)	(23,779)	(133,851)	9,218
Financing activities:
Payments from (advances to) subsidiaries	-	(123,137)	(10,714)	133,851	-
Advances on mortgage repurchase facility, net	-	-	25,874	-	25,874
Proceeds from issuance of senior notes	-	-	-	-	-
Dividend payments	(49,088)	-	-	-	(49,088)
Excess tax benefits from stock-based compensation	-	-	-	-	-
Proceeds from exercise of stock options	-	-	-	-	-
Net cash provided by (used in) financing activities	(49,088)	(123,137)	15,160	133,851	(23,214)

Net increase (decrease) in cash and cash equivalents	114,434	311	(12,824)	-	101,921
Cash and cash equivalents:
Beginning of period	141,245	3,097	36,646	-	180,988
End of period	$255,679	$3,408	$23,822	$-	$282,909

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Statement of Cash Flows

	Year Ended December 31, 2015
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$31,030	$(16,109)	$(14,706)	$-	$215
Net cash provided by (used in) investing activities	38,467	(811)	3,260	6,446	47,362
Financing activities:
Payments from (advances to) subsidiaries	-	17,326	(10,880)	(6,446)	-
Advances on mortgage repurchase facility, net	-	-	27,789	-	27,789
Proceeds from the issuance of senior notes	-	-	-	-	-
Dividend payments	(48,868)	-	-	-	(48,868)
Excess tax benefit from share-based awards	-	-	-	-	-
Proceeds from the exercise of stock options	665	-	-	-	665
Net cash provided by (used in) financing activities	(48,203)	17,326	16,909	(6,446)	(20,414)

Net increase in cash and cash equivalents	21,294	406	5,463	-	27,163
Cash and cash equivalents:
Beginning of period	119,951	2,691	31,183	-	153,825
End of period	$141,245	$3,097	$36,646	$-	$180,988

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

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, management concluded that our internal control over financial reporting was effective at December 31, 2017.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

M.D.C. Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited M.D.C. Holdings, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, M.D.C. Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of M.D.C. Holdings, Inc. as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017 of the Company and our report dated February 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Denver, Colorado

February 1, 2018

Item 9B. Other Information.

None.

PART III

Item 10. Directors. Executive Officers and Corporate Governance.

Information not disclosed below that is required with respect to directors, executive officers, filings under Section 16(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and corporate governance is incorporated herein by reference, when filed, from our proxy statement (the “Proxy Statement”) for the Annual Meeting of Shareholders to be held on or about April 30, 2018, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

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

3.2	Bylaws of MDC, as amended.

4.1	Indenture dated as of December 3, 2002, by and among MDC and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 of the Company's Form S-3/A filed September 1, 2004). *

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

10.3	Second Amendment to Credit Agreement, dated as of December 18, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed December 21, 2015). *

10.4	Third Amendment to Credit Agreement, dated as of September 29, 2017 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed October 4, 2017). *

10.5

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

10.18	M.D.C. Holdings, Inc. 2011 Equity Incentive Plan, effective April 27, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 29, 2011). *

10.19	First Amendment to the M.D.C. Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 19, 2013).*

10.20	Second Amendment to the M.D.C. Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 24, 2015). *

10.21	Third Amendment to the M.D.C. Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 25, 2017). *

10.22	Form of 2011 Stock Option Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q dated June 30, 2011). *

10.23	Form of 2011 Restricted Stock Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q dated June 30, 2011). *

10.24	Form of 2015 Restricted Stock Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.34 of the Company's Annual Report on Form 10-K dated December 31, 2015). *

10.25	Form of Executive Officer Stock Option Agreement under the 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed March 9, 2012).*

10.26

Form of Executive Officer Stock Option Agreement under the 2011 Equity Incentive Plan (May 18, 2015 grants) (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated June 30, 2015). *

10.27	Form of Performance Share Unit Grant Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated September 30, 2016). *

10.28	Form of 2017 Performance Share Unit Grant Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated June 30, 2017). *.

10.29	M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors effective April 27, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 29, 2011). *

10.30

First Amendment to the M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed March 24, 2015). *

10.31

Second Amendment to the M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 1, 2016). *

10.32	Form of Stock Option Agreement (2011 Stock Option Plan for Non-Employee Directors) (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated June 30, 2011). *

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

10.46

Change in Control Agreement between the Company and Robert N. Martin, dated as of May 23, 2015 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 19, 2015).*

10.47

Form of Change in Control Agreement between the Company and certain employees of M.D.C. Holdings, Inc. (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed March 27, 1998). *

10.48

Independent Contractor Agreement between Mizel Design and Decorating Company and the Company effective as of January 1, 2005 (incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K dated December 31, 2004). *

10.49	Sub-Sublease agreement between MDC and CVentures, Inc., executed July 25, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed July 27, 2005). *

10.50

First Amendment to Sub-Sublease agreement between MDC and CVentures, Inc., executed on March 28, 2006 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 29, 2006). *

10.51	Sublease agreement between MDC and CVentures, Inc., executed January 30, 2017 (incorporated by reference to Exhibit 10.60 of the Company's Annual Report on Form 10-K dated December 31, 2016). *

12	Ratio of Earnings to Fixed Charges Schedule.

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP.

31.1	Certification of principal executive officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2017, (iii) Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2017, (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2017; and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.

____________________

*Incorporated by reference.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M.D.C. HOLDINGS, INC.
(Registrant)

Date: February 1, 2018	By:	/s/ Robert N. Martin
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

Signature	Title	Date

/s/ Larry A. Mizel	Chairman of the Board of Directors and Chief	February 1, 2018
Larry A. Mizel	Executive Officer (principal executive officer)

/s/ David D. Mandarich	Director, President and Chief Operating Officer	February 1, 2018
David D. Mandarich

/s/ Robert N. Martin	Senior Vice President, Chief Financial Officer &	February 1, 2018
Robert N. Martin	Principal Accounting Officer (principal financial officer and principal accounting officer)

/s/ Raymond T. Baker	Director	February 1, 2018
Raymond T. Baker

/s/ Michael A. Berman	Director	February 1, 2018
Michael A. Berman

/s/ David E. Blackford	Director	February 1, 2018
David E. Blackford

/s/ Herbert T. Buchwald	Director	February 1, 2018
Herbert T. Buchwald

/s/ Courtney L. Mizel	Director	February 1, 2018
Courtney L. Mizel

/s/ Paris G. Reece III	Director	February 1, 2018
Paris G. Reece III

/s/ David Siegel	Director	February 1, 2018
David Siegel