Form 10-Q
period 2018-03-31
MDC HOLDINGS INC
filed 2018-05-03
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 1, 2018, 56,223,613 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

(i)

PART I

ITEM 1. Unaudited Consolidated Financial Statements

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets.

	March 31,	December 31,
	2018	2017
	(Dollars in thousands, except
	per share amounts)
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$352,868	$472,957
Marketable securities	49,817	49,634
Restricted cash	6,198	8,812
Trade and other receivables	52,909	53,362
Inventories:
Housing completed or under construction	1,009,197	936,685
Land and land under development	964,660	893,051
Total inventories	1,973,857	1,829,736
Property and equipment, net	53,368	26,439
Deferred tax asset, net	40,484	41,480
Prepaid and other assets	38,015	75,666
Total homebuilding assets	2,567,516	2,558,086
Financial Services:
Cash and cash equivalents	48,514	32,471
Marketable securities	40,912	42,004
Mortgage loans held-for-sale, net	113,158	138,114
Other assets	17,062	9,617
Total financial services assets	219,646	222,206
Total Assets	$2,787,162	$2,780,292
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$53,347	$39,655
Accrued liabilities	155,245	166,312
Revolving credit facility	15,000	15,000
Senior notes, net	986,932	986,597
Total homebuilding liabilities	1,210,524	1,207,564
Financial Services:
Accounts payable and accrued liabilities	54,019	53,101
Mortgage repurchase facility	90,126	112,340
Total financial services liabilities	144,145	165,441
Total Liabilities	1,354,669	1,373,005
Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 56,219,643 and 56,123,228 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	562	561
Additional paid-in-capital	1,146,102	1,144,570
Retained earnings	285,829	258,164
Accumulated other comprehensive income	-	3,992
Total Stockholders' Equity	1,432,493	1,407,287
Total Liabilities and Stockholders' Equity	$2,787,162	$2,780,292

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended
	March 31,
	2018	2017
	(Dollars in thousands, except per
	share amounts)
	(Unaudited)
Homebuilding:
Home sale revenues	$607,688	$563,479
Land sale revenues	-	247
Total home and land sale revenues	607,688	563,726
Home cost of sales	(496,632)	(468,942)
Land cost of sales	-	(211)
Inventory impairments	(550)	(4,850)
Total cost of sales	(497,182)	(474,003)
Gross profit	110,506	89,723
Selling, general and administrative expenses	(71,341)	(66,298)
Interest and other income	1,859	2,327
Other expense	(563)	(351)
Other-than-temporary impairment of marketable securities	-	(50)
Homebuilding pretax income	40,461	25,351

Financial Services:
Revenues	19,035	17,979
Expenses	(8,831)	(7,898)
Interest and other income	1,020	979
Other expense	(1,153)	-
Other-than-temporary impairment of marketable securities	-	(51)
Financial services pretax income	10,071	11,009

Income before income taxes	50,532	36,360
Provision for income taxes	(11,768)	(14,111)
Net income	$38,764	$22,249

Other comprehensive income related to available for sale securities, net of tax	-	1,986
Comprehensive income	$38,764	$24,235

Earnings per share:
Basic	$0.69	$0.40
Diluted	$0.68	$0.40

Weighted average common shares outstanding:
Basic	55,871,087	55,448,161
Diluted	56,895,892	55,717,218

Dividends declared per share	$0.30	$0.23

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2018	2017
	(Dollars in thousands)
	(Unaudited)
Operating Activities:
Net income	$38,764	$22,249
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	1,251	595
Depreciation and amortization	4,636	1,328
Inventory impairments	550	4,850
Other-than-temporary impairment of marketable securities	-	101
Net gain on sale of available-for-sale marketable securities	-	(561)
Net loss on marketable equity securities	1,153	-
Amortization of discount / premiums on marketable debt securities, net	(182)	-
Deferred income tax expense	423	3,220
Net changes in assets and liabilities:
Trade and other receivables	(3,261)	7,326
Mortgage loans held-for-sale	24,956	41,401
Housing completed or under construction	(65,378)	(20,866)
Land and land under development	(71,552)	29,030
Prepaid and other assets	389	(2,407)
Accounts payable and accrued liabilities	6,765	8,071
Net cash provided by (used in) operating activities	(61,486)	94,337

Investing Activities:
Purchases of marketable securities	(8,761)	(5,361)
Sales of marketable securities	8,700	4,983
Purchases of property and equipment	(6,316)	(1,122)
Net cash used in investing activities	(6,377)	(1,500)

Financing Activities:
Payments on mortgage repurchase facility, net	(22,214)	(43,943)
Dividend payments	(16,865)	(12,897)
Proceeds from exercise of stock options	282	1,607
Net cash used in financing activities	(38,797)	(55,233)

Net increase (decrease) in cash, cash equivalents and restricted cash	(106,660)	37,604
Cash, cash equivalents and restricted cash:
Beginning of period	514,240	286,687
End of period	$407,580	$324,291

Reconciliation of cash, cash equivalents and restricted cash:
Homebuilding:
Cash and cash equivalents	$352,868	$296,731
Restricted cash	6,198	4,229
Financial Services:
Cash and cash equivalents	48,514	23,331
Total cash, cash equivalents and restricted cash	$407,580	$324,291

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. ("MDC," “the Company," “we,” “us,” or “our,” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at March 31, 2018 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2017.

On November 20, 2017, MDC’s board of directors declared an 8% stock dividend that was distributed on December 19, 2017 to shareholders of record on December 5, 2017. In accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC 260”), basic and diluted earnings per share amounts, share amounts and dividends declared per share have been restated for any periods or dates prior to the stock dividend record date.

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

When necessary, reclassifications have been made to our prior period financial information to conform to the current year presentation.

2.	Recently Issued Accounting Standards

Adoption of New Accounting Standards

Accounting Standards Update (“ASU”) 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) (“ASU 2018-02”).  ASU 2018-02 allows for a reclassification from accumulated other comprehensive income to retained earnings for certain tax effects resulting from the Tax Cuts and Jobs Act that was signed into law in December of 2017 (the “Act”).  ASU 2018-02 is effective for our interim and annual reporting periods beginning January 1, 2018, and is to be applied either (a) at the beginning of the period of adoption or (b) retrospectively to each period in which the income tax effects of the Act related to items remaining in accumulated other comprehensive income are recognized. On January 1, 2018, we adopted ASU 2018-02 by recognizing an adjustment to the opening balance of retained earnings for certain tax effects related to net unrealized gains on equity investments. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the period.  Please see the table below for a summary of all transition adjustments from adoption of new accounting guidance

ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force (“ASU 2016-18”). ASU 2016-18 amends ASC 830, Statement of Cash Flows and requires restricted cash to be included with cash and cash equivalents when reconciling the beginning and ending amounts on the statement of cash flows. In certain states, we are restricted from using deposits received from our customers who enter into home sale contracts for general purposes unless we take measures to release state imposed restrictions on such deposits received from homebuyers, which may include posting blanket surety bonds. As a result, cash deposits with such restrictions are classified as restricted cash. On January 1, 2018, we adopted ASU 2016-18 using the retrospective transition method. The comparative information in our statement of cash flows has been restated and the impact from adoption of this guidance was not material to our statement of cash flows.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”). ASU 2016-15 amends ASC 830, Statement of Cash Flows and clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. On January 1, 2018, we adopted ASU 2016-15 using the retrospective transition method.  There were no items in our comparative statement of cash flows that required restatement as a result of the adoption of ASU 2016-15 and the impact from adoption of this guidance was not material to our statement of cash flows.

ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). On January 1, 2018, we adopted ASU 2016-01 using a modified retrospective transition method.  Prior to this amendment, our equity investments with readily determinable fair values were classified as available for sale with changes in fair value being reported through other comprehensive income. Under the amended standard, any changes in fair value of equity investments with readily determinable fair values are now recognized in net income. We adopted the changes from ASU 2016-01 by recognizing an adjustment to beginning retained earnings for our net unrealized gains/losses on equity investments with readily determinable fair values.  The comparative information has not been restated and continues to be reported under the accounting standards in effect for the period. Please see the table below for a summary of all transition adjustments from adoption of new accounting guidance.  The effect of the change for the three months ended March 31, 2018 was a reduction to income before income taxes of approximately $1.4 million.

ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). In May 2014, ASU 2014-09 was issued which created ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) and is a comprehensive new revenue recognition model. In addition, ASU 2014-09 amended ASC 340, Other Assets and Deferred Costs, by adding ASC 340-40, Other Assets and Deferred Costs – Contracts with Customers (“ASC 340-40”). On January 1, 2018, we adopted ASC 606 and ASC 340-40 using the modified retrospective transition method applied to contracts that were not completed as of January 1, 2018.  We recognized the cumulative effect of initially applying ASC 606 and ASC 340-40 as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the period.  Please see the table below for a summary of all transition adjustments from adoption of the new accounting guidance. As a result of adopting ASC 606 and ASC 340-40, there was not a material impact to our consolidated balance sheets or consolidated statements of operations and comprehensive income. Furthermore, there were no significant changes to our internal controls, processes, or systems as a result of adoption of this new guidance.

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASU 2018-02, ASU 2016-01 and ASU 2014-09 was as follows:

	Balance at December 31, 2017	Adjustments due to ASU 2018-02	Adjustments due to ASU 2016-01	Adjustments due to ASU 2014-09	Balance at January 1, 2018
Balance Sheet
	(Dollars in thousands)
Assets:
Homebuilding:
Housing completed or under construction	$936,685	$-	$-	$7,406	$944,091
Property and equipment, net	26,439	-	-	25,270	51,709
Prepaid and other assets	75,666	-	-	(34,227)	41,439
Deferred tax asset, net	41,480	-	-	(573)	40,907

Financial Services:
Other assets	9,617	-	-	3,898	13,515

Stockholders' Equity:
Retained earnings	258,164	(860)	4,852	1,774	263,930
Accumulated other comprehensive income	3,992	860	(4,852)	-	-

As substantially all of our contracts are completed within a year, we will not disclose the value of unsatisfied performance obligations. At January 1, 2018 and March 31, 2018, receivables from contracts with customers were $32.6 million and $32.8 million, respectively.

As a result of our adoption of ASU 2014-09, our significant accounting policies have been updated as follows:

Revenue Recognition for Homebuilding Segments. We recognize home sale revenues from home deliveries when we have satisfied the performance obligations within the sales agreement, which is generally when title to and possession of the home are transferred to the buyer at the home closing date. Revenue from a home delivery includes the base sales price and any purchased options and upgrades and is reduced for any sales price incentives.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

We generally do not record the sale of a home or recognize the associated revenue if all of the following criteria are present: (1) HomeAmerican originates the mortgage loan and has not sold the mortgage loan, or loans, as of the end of the pertinent reporting period; and (2) the homebuyer does not meet certain collectability thresholds, based on the type of mortgage loan, related to their credit score, debt to income ratio and loan to value ratio. The deferral is subsequently recognized at the time HomeAmerican sells the respective loan to a third-party purchaser. In the event the gross margin is a loss, we recognize such loss at the time the home is closed.

In certain states that we build, we are not always able to complete certain outdoor features (such as landscaping or pools) prior to closing the home.  To the extent these separate deliverables are not complete upon the closing of a home, we will defer home sale revenues related to incomplete outdoor features, and recognize revenue upon completion of the outdoor features.

Home Cost of Sales. Home cost of sales includes the specific construction costs of each home and all applicable land acquisition, land development and related costs, warranty costs and finance and closing costs, including closing cost incentives. We use the specific identification method for the purpose of accumulating home construction costs and allocate costs to each lot within a subdivision associated with land acquisition and land development based upon relative fair value of the lots prior to home construction. Lots within a subdivision typically have comparable fair values, and, as such, we generally allocate costs equally to each lot within a subdivision. We record all home cost of sales when a home is closed and performance obligations have been completed on a house-by-house basis.

When a home is closed, we may not have paid for all costs necessary to complete the construction of the home. This includes (1) construction that has been completed on a house but has not yet been billed or (2) work still to be performed on a home (such as limited punch-list items or certain outdoor features). For each of these items, we create an estimate of the total expected costs to be incurred and, with the exclusion of outdoor features, the estimated total costs for those items, less any amounts paid to date, are included in home cost of sales. Actual results could differ from such estimates. For incomplete outdoor features, we will defer the revenue and any cost of sales on this separate stand-alone deliverable until complete.

Costs Related to Sales Facilities. Certain marketing costs related to model homes or on-site sales facilities are either recorded as inventory, capitalized as property and equipment, or expensed as incurred. Costs related to interior and exterior upgrades to the home that will be sold as part of the home, such as wall treatments and additional upgraded landscaping, are recorded as inventory costs attributable to homes completed or under construction.  Costs to furnish and ready the model home or on-site sales facility that will not be sold as part of the model home, such as furniture, construction of the sales facility parking lot or construction of the sales center, are capitalized as property and equipment, net.  Other costs incurred related to the marketing of the community and readying the model home for sale are expensed as incurred.

Property and Equipment, net. Property and equipment is carried at cost less accumulated depreciation. For property and equipment related to on-site sales facilities, depreciation is recorded using a units of production method as homes are delivered. For all other property and equipment, depreciation is recorded using a straight-line method over the estimated useful lives of the related assets, which range from 2 to 29 years.

Accounting Standards Issued But Not Yet Adopted

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

We have identified each homebuilding division as an operating segment. Our homebuilding operating segments have been aggregated into the reportable segments noted below because they are similar in the following regards: (1) economic characteristics; (2) housing products; (3) class of homebuyer; (4) regulatory environments; and (5) methods used to construct and sell homes. Our homebuilding reportable segments are as follows:

●	West (Arizona, California, Nevada, Washington and Oregon)
●	Mountain (Colorado and Utah)
●	East (Virginia, Florida and Maryland)

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

The following table summarizes revenues for our homebuilding and financial services operations:

	Three Months Ended
	March 31,
	2018	2017
	(Dollars in thousands)
Homebuilding
West	$319,509	$309,079
Mountain	208,632	173,136
East	79,547	81,511
Total homebuilding revenues	$607,688	$563,726

Financial Services
Mortgage operations	$12,696	$12,183
Other	6,339	5,796
Total financial services revenues	$19,035	$17,979

The following table summarizes pretax income (loss) for our homebuilding and financial services operations:

	Three Months Ended
	March 31,
	2018	2017
	(Dollars in thousands)
Homebuilding
West	$24,373	$15,455
Mountain	24,185	18,230
East	3,375	2,642
Corporate	(11,472)	(10,976)
Total homebuilding pretax income	$40,461	$25,351

Financial Services
Mortgage operations	$7,520	$7,566
Other	2,551	3,443
Total financial services pretax income	$10,071	$11,009

Total pretax income	$50,532	$36,360

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

	March 31,	December 31,
	2018	2017
	(Dollars in thousands)
Homebuilding assets
West	$1,187,865	$1,084,756
Mountain	717,796	674,057
East	189,483	201,684
Corporate	472,372	597,589
Total homebuilding assets	$2,567,516	$2,558,086

Financial services assets
Mortgage operations	$128,931	$152,345
Other	90,715	69,861
Total financial services assets	$219,646	$222,206

Total assets	$2,787,162	$2,780,292

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

4.	Earnings Per Share

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

	Three Months Ended
	March 31,
	2018	2017
	(Dollars in thousands, except per share amounts)
Numerator
Net income	$38,764	$22,249
Less: distributed earnings allocated to participating securities	(105)	(68)
Less: undistributed earnings allocated to participating securities	(124)	(43)
Net income attributable to common stockholders (numerator for basic earnings per share)	38,535	22,138
Add back: undistributed earnings allocated to participating securities	124	43
Less: undistributed earnings reallocated to participating securities	(122)	(43)
Numerator for diluted earnings per share under two class method	$38,537	$22,138

Denominator
Weighted-average common shares outstanding	55,871,087	55,448,161
Add: dilutive effect of stock options	1,024,805	269,057
Denominator for diluted earnings per share under two class method	56,895,892	55,717,218

Basic Earnings Per Common Share	$0.69	$0.40
Diluted Earnings Per Common Share	$0.68	$0.40

Diluted EPS for the three months ended March 31, 2018 and 2017 excluded options to purchase approximately 0.1 and 4.2 million shares of common stock, respectively, because the effect of their inclusion would be anti-dilutive. The year-over-year decreases in anti-dilutive shares and the year-over-year increases in dilutive shares were primarily the result of year-over-year increases in the average price of MDC stock.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

5.	Accumulated Other Comprehensive Income

The following table sets forth our changes in accumulated other comprehensive income (“AOCI”):

	Three Months Ended
	March 31,
	2018	2017
	(Dollars in thousands)
Beginning balance [1]	$3,992	$22,071
Adoption of accounting standards (Note 2)	(3,992)	-
Other comprehensive income before reclassifications	-	2,271
Amounts reclassified from AOCI [2]	-	(285)
Ending balance	$-	$24,057

   (1) All amounts net-of-tax.

   (2) See separate table below for details about these reclassifications.

During the first quarter of 2018, an election was made to reclassify the income tax effects of the Act related to net unrealized gains on equity investments from accumulated other comprehensive income to retained earnings. See Note 2 for further discussion of adoption of new accounting standards.

The following table sets forth the activity related to reclassifications out of accumulated other comprehensive income:

	Three Months Ended
	March 31,
Affected Line Item in the Statements of Operations	2018	2017
	(Dollars in thousands)
Homebuilding: Interest and other income	$-	$522
Homebuilding: Other-than-temporary impairment of marketable securities	-	(50)
Financial services: Interest and other income	-	39
Financial services: Other-than-temporary impairment of marketable securities	-	(51)
Income before income taxes	-	460
Provision for income taxes	-	(175)
Net income	$-	$285

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

6.	Fair Value Measurements

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

The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis:

		Fair Value
Financial Instrument	Hierarchy	March 31, 2018	December 31, 2017
		(Dollars in thousands)
Cash and cash equivalents
Debt securities (available-for-sale)	Level 1	$134,505	$99,863

Marketable securities
Equity securities	Level 1	$40,912	$42,004
Debt securities (available-for-sale)	Level 1	49,817	49,634
Total marketable securities		$90,729	$91,638

Mortgage loans held-for-sale, net	Level 2	$113,158	$138,114

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of March 31, 2018 and December 31, 2017.

Cash and cash equivalents (excluding debt securities with an original maturity of three months or less), restricted cash, trade and other receivables, prepaid and other assets, accounts payable, accrued liabilities and borrowings on our revolving credit facility. Fair value approximates carrying value.

Equity securities. Our equity securities consist of holdings in corporate equities, preferred stock and exchange traded funds. As of March 31, 2018, all of our equity securities were recorded at fair value with all changes in fair value recorded to either interest and other income or other expense, dependent upon whether there was a net gain or loss, respectively, in the homebuilding section or financial services section of our consolidated statements of operations and comprehensive income. As of December 31, 2017, all of our equity securities were treated as available-for-sale investments and as such, were recorded at fair value with all changes in fair value initially recorded through AOCI, subject to an assessment to determine if an unrealized loss, if applicable, was other-than-temporary. See Note 2 for further discussion of adoption of new accounting standards.

Debt securities. Our debt securities consist of U.S. government securities that have an original maturity of three to six months. As of March 31, 2018 and December 31, 2017, all of our debt securities were treated as available-for-sale investments and, as such, are recorded at fair value with all changes in fair value initially recorded through AOCI, subject to an assessment to determine if any unrealized loss, if applicable, is other-than-temporary.

Each quarter we assess all of our securities in an unrealized loss position (excluding marketable equity securities subsequent to the adoption of ASU 2016-01 – see Note 2 for further discussion of adoption of new accounting standards) for a potential other-than-temporary impairment (“OTTI”). If the unrealized loss is determined to be other-than-temporary, an OTTI is recorded in other-than-temporary impairment of marketable securities in the homebuilding or financial services sections of our consolidated statements of operations and comprehensive income. During the three months ended March 31, 2017, we recorded pretax OTTI’s of $0.1 million. No such impairments were recorded during the three months ended March 31, 2018.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

The following tables set forth the cost and estimated fair value of our available for sale debt securities:

	March 31, 2018
	Amortized Cost Basis	OTTI	Net Amortized Cost	Fair Value
	(Dollars in thousands)
Homebuilding
Cash and cash equivalents
Debt securities	$99,601	$-	$99,601	$99,601
Marketable securities
Debt securities	$49,817	$-	$49,817	$49,817
Financial Services
Cash and cash equivalents
Debt securities	$34,904	$-	$34,904	$34,904

	December 31, 2017
	Amortized Cost Basis	OTTI	Net Amortized Cost	Fair Value
	(Dollars in thousands)
Homebuilding
Cash and cash equivalents
Debt securities	$99,663	$-	$99,663	$99,663
Marketable securities
Debt securities	$49,634	$-	$49,634	$49,634
Financial Services
Cash and cash equivalents
Debt securities	$200	$-	$200	$200

The following table reconciles the net loss recognized during the period on equity securities to the unrealized loss recognized during the period on equity securities still held at the reporting date.

Three Months Ended
March 31, 2018
(Dollars in thousands)
Net losses recognized during the period on equity securities	$(1,153)
Less: Net losses recognized during the period on equity securities sold during the period	(96)
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(1,057)

Mortgage loans held-for-sale, net.  Our mortgage loans held-for-sale, which are measured at fair value on a recurring basis, include (1) mortgage loans held-for-sale that are under commitments to sell and (2) mortgage loans held-for-sale that are not under commitments to sell. At March 31, 2018 and December 31, 2017, we had $81.2 million and $103.5 million, respectively, of mortgage loans held-for-sale under commitments to sell. The fair value for those loans was based on quoted market prices for those mortgage loans, which are Level 2 fair value inputs. At March 31, 2018 and December 31, 2017, we had $32.0 million and $34.6 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Gains on sales of mortgage loans, net, are included as a component of revenues in the financial services section of our consolidated statements of operations and comprehensive income. For the three months ended March 31, 2018, we recorded net gains on the sales of mortgage loans of $9.0 million, compared to $8.5 million for the same period in the prior year.

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

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
$250 Million 5⅝% Senior Notes due February 2020, net	$248,097	$257,922	$247,853	$261,991
$250 Million 5½% Senior Notes due January 2024, net	248,634	254,913	248,585	263,617
$500 Million 6% Senior Notes due January 2043, net	490,201	464,317	490,159	493,094
Total	$986,932	$977,152	$986,597	$1,018,702

7.	Inventories

The following table sets forth, by reportable segment, information relating to our homebuilding inventories:

	March 31,	December 31,
	2018	2017
	(Dollars in thousands)
Housing completed or under construction:
West	$531,072	$489,136
Mountain	357,926	328,897
East	120,199	118,652
Subtotal	1,009,197	936,685
Land and land under development:
West	586,824	517,697
Mountain	322,262	309,072
East	55,574	66,282
Subtotal	964,660	893,051
Total inventories	$1,973,857	$1,829,736

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

Impairments of homebuilding inventory by segment for the three months ended March 31, 2018 and 2017 are shown in the table below.

	Three Months Ended
	March 31,
	2018	2017
	(Dollars in thousands)
West	$375	$4,100
Mountain	175	-
East	-	750
Total inventory impairments	$550	$4,850

The table below provides quantitative data, for the periods presented, used in determining the fair value of the impaired inventory.

	Impairment Data				Quantitative Data
Three Months Ended	Total Subdivisions Tested	Inventory Impairments	Fair Value of Inventory After Impairments	Number of Subdivisions Impaired	Discount Rate
	(Dollars in thousands)
March 31, 2018	24	$550	$5,223	2	12%
March 31, 2017	33	$4,850	$19,952	2	12%	to	18%

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

8.	Capitalization of Interest

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

	Three Months Ended
	March 31,
	2018	2017
	(Dollars in thousands)
Homebuilding interest incurred	$15,625	$13,188
Less: Interest capitalized	(15,625)	(13,188)
Homebuilding interest expensed	$-	$-

Interest capitalized, beginning of period	$57,541	$68,085
Plus: Interest capitalized during period	15,625	13,188
Less: Previously capitalized interest included in home and land cost of sales	(14,428)	(15,197)
Interest capitalized, end of period	$58,738	$66,076

9.	Homebuilding Prepaid and Other Assets

The following table sets forth the components of homebuilding prepaid and other assets:

	March 31,	December 31,
	2018	2017
	(Dollars in thousands)
Deferred marketing costs (Note 2)	$-	$34,227
Land option deposits	18,844	22,203
Goodwill	6,008	6,008
Prepaid expenses	5,615	6,128
Deferred debt issuance costs on revolving credit facility, net	5,622	5,880
Other	1,926	1,220
Total	$38,015	$75,666

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

10.	Homebuilding Accrued Liabilities and Financial Services Accounts Payable and Accrued Liabilities

The following table sets forth information relating to homebuilding accrued liabilities:

	March 31,	December 31,
	2018	2017
	(Dollars in thousands)
Customer and escrow deposits	$42,967	$36,144
Warranty accrual	25,113	21,909
Accrued compensation and related expenses	19,445	32,600
Accrued interest	13,281	27,734
Construction defect claim reserves	7,944	8,406
Land development and home construction accruals	7,337	8,001
Other accrued liabilities	39,158	31,518
Total accrued liabilities	$155,245	$166,312

The following table sets forth information relating to financial services accounts payable and accrued liabilities:

	March 31,	December 31,
	2018	2017
	(Dollars in thousands)
Insurance reserves	$45,452	$44,280
Accounts payable and other accrued liabilities	8,567	8,821
Total accounts payable and accrued liabilities	$54,019	$53,101

11.	Warranty Accrual

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

The table set forth below summarizes accrual, adjustment and payment activity related to our warranty accrual for the three months ended March 31, 2018 and 2017. For three months ended March 31, 2018 and 2017, we recorded adjustments to increase our warranty accrual by $3.1 million and $0.1 million, respectively. The adjustments recorded during the three months ended March 31, 2018 were due to higher than expected recent warranty related expenditures.

	Three Months Ended
	March 31,
	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$21,909	$20,678
Expense provisions	2,598	2,407
Cash payments	(2,500)	(2,365)
Adjustments	3,106	50
Balance at end of period	$25,113	$20,770

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

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

The table set forth below summarizes our insurance and construction defect claim reserves activity for the three months ended March 31, 2018 and 2017. These reserves are included as a component of accrued liabilities in either the financial services or homebuilding sections of the consolidated balance sheets.

	Three Months Ended
	March 31,
	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$52,686	$50,954
Expense provisions	2,304	2,116
Cash payments, net of recoveries	(1,595)	(1,219)
Balance at end of period	$53,395	$51,851

In the ordinary course of business, we make payments from our insurance and construction defect claim reserves to settle litigation claims arising from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the three months ended March 31, 2018 and 2017 are not necessarily indicative of what future cash payments will be for subsequent periods.

13.	Income Taxes

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. Our overall effective income tax rates were 23.3% and 38.8% for the three months ended March 31, 2018 and 2017, respectively, resulting in income tax expense of $11.8 million and $14.1 million for the same periods, respectively. The year-over-year decrease in our effective tax rate for the three months ended March 31, 2018 was impacted by the following items:

(1) The net impact from the enactment of the Act, which reduced the U.S. federal corporate income tax rate from 35% to 21% but also reduced the deductibility of certain executive based compensation and eliminated the domestic manufacturing deduction.

(2) Our 2017 first quarter estimated effective tax rate included no estimate for energy tax credits as the tax provision had expired and had not been extended for 2017. However, in February 2018, the Bipartisan Budget Act of 2018 was signed into law, retroactively extending energy tax credits for 2017. As a result, we recorded a discrete tax adjustment in the 2018 first quarter to recognize an estimated benefit of $1.2 million for energy credits earned in 2017. As of March 31, 2018, energy tax credits for 2018 were not approved and as a result, no such estimate has been included in our estimated effective tax rate for 2018.

(3) In the 2017 first quarter, we established a discrete valuation allowance against certain state net operating loss carryforwards. No such valuation allowances were established in the 2018 first quarter.

At March 31, 2018 and December 31, 2017 we had deferred tax assets, net of valuation allowances and deferred tax liabilities, of $40.5 million and $41.5 million, respectively. The valuation allowances were primarily related to various state net operating loss carryforwards where realization is more uncertain at this time due to the limited carryforward periods that exist in certain states.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

During the quarter ended March 31, 2018, there were no changes to the provisional amounts recorded in our December 31, 2017 financial statements. As the Internal Revenue Service has not yet issued additional guidance regarding performance-based executive compensation provisions that were changed as a result of the Act, we are still analyzing the impact this change will have on our estimates. In the first quarter, the Company continued to apply the guidance in SAB 118 when accounting for the enactment date effects of the Act.

14.	Senior Notes

The carrying value of our senior notes as of March 31, 2018 and December 31, 2017, net of any unamortized debt issuance costs or discount, were as follows:

	March 31,	December 31,
	2018	2017
	(Dollars in thousands)
5⅝% Senior Notes due February 2020, net	$248,097	$247,853
5½% Senior Notes due January 2024, net	248,634	248,585
6% Senior Notes due January 2043, net	490,201	490,159
Total	$986,932	$986,597

Our senior notes are not secured and, while the senior note indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries.

15.	Stock-Based Compensation

We account for share-based awards in accordance with ASC Topic 718 Compensation–Stock Compensation (“ASC 718”), which requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period. Stock-based compensation awards are valued at fair value on the date of grant. The following table sets forth share-based award expense activity for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
	(Dollars in thousands)
Stock option grants expense	$56	$91
Restricted stock awards expense	744	504
Performance share units expense	451	-
Total stock based compensation	$1,251	$595

On June 20, 2017 and July 25, 2016, the Company granted long term performance stock unit awards (“PSUs”) to each of the CEO, the COO, and the Chief Financial Officer (“CFO”) under the Company’s 2011 Equity Incentive Plan. The PSUs will be earned based upon the Company’s performance, over a three year period (the “Performance Period”), measured by increasing home sale revenues over a “Base Period”. Each award is conditioned upon the Company achieving an average gross margin from home sales (excluding impairments) of at least fifteen percent (15%) over the Performance Period. Target goals will be earned if the Company’s three year average home sale revenues over the Performance Period (“Performance Revenues”) exceed the home sale revenues over the Base Period (“Base Revenues”) by at least 10% but less than 20%. If Performance Revenues exceed the Base Revenues by at least 5% but less than 10%, 50% of the Target Goals will be earned (“Threshold Goals”). If Performance Revenues exceed the Base Revenues by at least 20%, 200% of the Target Goals will be earned (“Maximum Goals”). For the PSUs granted in 2017, the number of PSUs earned shall be adjusted to be proportional to the partial performance between the Threshold Goals, Target Goals and Maximum Goals. Details for each defined term above for both grants have been provided in the table below.

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
_______________________
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

2016 PSU Grants. In the 2017 fourth quarter, the Company determined that achievement of the Target Goals was probable for the PSUs granted in 2016.  As of March 31, 2018 that assessment has not changed and as such, the Company recorded share-based award expense related to the awards of $0.5 million for the three months ended March 31, 2018. As of March 31, 2017, the Company had concluded that achievement of any of the performance targets had not met the level of probability required to record compensation expense at that time and, as such, no compensation expense was recognized related to these PSUs at that time.

2017 PSU Grants. For the PSUs granted in June of 2017, the Company concluded that achievement of any of the performance metrics has not met the level of probability required to record compensation expense and as such, no expense related to the grant of these awards has been recognized as of March 31, 2018.

16.	Commitments and Contingencies

Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At March 31, 2018, we had outstanding surety bonds and letters of credit totaling $183.9 million and $66.4 million, respectively, including $36.9 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $50.1 million and $31.3 million, respectively. All letters of credit as of March 31, 2018, excluding those issued by HomeAmerican, were issued under our unsecured revolving credit facility (see Note 18 for further discussion of the revolving credit facility). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

We have made no material guarantees with respect to third-party obligations.

Litigation. Due to the nature of the homebuilding business, we have been named as defendants in various claims, complaints and other legal actions arising in the ordinary course of business, including product liability claims and claims associated with the sale and financing of homes. In the opinion of management, the outcome of these ordinary course matters will not have a material adverse effect upon our financial condition, results of operations or cash flows.

Lot Option Contracts. In the ordinary course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allow us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, and minimizes the amount of land inventories on our consolidated balance sheets. In certain cases, these contracts will be settled shortly following the end of the period. Our obligation with respect to Option Contracts is generally limited to forfeiture of the related deposits.  At March 31, 2018, we had cash deposits and letters of credit totaling $15.8 million and $5.4 million, respectively, at risk associated with the option to purchase 7,295 lots.

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

At March 31, 2018, we had interest rate lock commitments with an aggregate principal balance of $132.3 million. Additionally, we had $31.0 million of mortgage loans held-for-sale at March 31, 2018 that had not yet been committed to a mortgage purchaser. In order to hedge the changes in fair value of our interest rate lock commitments and mortgage loans held-for-sale that had not yet been committed to a mortgage purchaser, we had forward sales of securities totaling $104.5 million at March 31, 2018.

For the three months ended March 31, 2018 and 2017, we recorded net gains of $1.5 million and net losses of $0.3 million, respectively, on our derivatives.

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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of March 31, 2018.

We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At March 31, 2018 and December 31, 2017, there were $29.5 million and $32.0 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. We had $15.0 million outstanding under the Revolving Credit Facility as of March 31, 2018 and December 31, 2017. As of March 31, 2018, availability under the Revolving Credit Facility was approximately $655.5 million.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). Effective August 10, 2017, the Mortgage Repurchase Facility was amended to extend its termination date to August 9, 2018. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased on March 28, 2018 from $75 million to $115 million and was effective through April 26, 2018. The Mortgage Repurchase Facility also had a temporary increase in the maximum aggregate commitment from $75 million to $115 million on December 27, 2017 and was effective through January 25, 2018. At March 31, 2018 and December 31, 2017, HomeAmerican had $90.1 million and $112.3 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is LIBOR-based.

The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of March 31, 2018.

19.	Related Party Transactions

We contributed $1.5 million in cash to the MDC/Richmond American Homes Foundation (the “Foundation”) during the three months ended March 31, 2017. The Foundation is a non-profit organization operated exclusively for charitable, educational and other purposes beneficial to social welfare within the meaning of Section 501(c)(3) of the Internal Revenue Code. The following Directors and/or officers of the Company served as directors of the Foundation at March 31, 2018, all of whom serve without compensation:

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Balance Sheet

	March 31, 2018
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and cash equivalents	$348,609	$4,259	$-	$-	$352,868
Marketable securities	49,817	-	-	-	49,817
Restricted cash	-	6,198	-	-	6,198
Trade and other receivables	2,904	52,327	-	(2,322)	52,909
Inventories:
Housing completed or under construction	-	1,009,197	-	-	1,009,197
Land and land under development	-	964,660	-	-	964,660
Total inventories	-	1,973,857	-	-	1,973,857

Intercompany receivables	1,776,963	2,803	-	(1,779,766)	-
Investment in subsidiaries	239,705	-	-	(239,705)	-
Property and equipment, net	24,013	29,355	-	-	53,368
Deferred tax asset, net	41,463	-	-	(979)	40,484
Prepaid and other assets	8,867	29,148	-	-	38,015
Total homebuilding assets	2,492,341	2,097,947	-	(2,022,772)	2,567,516

Financial Services:
Cash and cash equivalents	-	-	48,514	-	48,514
Marketable securities	-	-	40,912	-	40,912
Intercompany receivables	-	-	22,726	(22,726)	-
Mortgage loans held-for-sale, net	-	-	113,158	-	113,158
Other assets	-	-	16,083	979	17,062
Total financial services assets	-	-	241,393	(21,747)	219,646
Total Assets	$2,492,341	$2,097,947	$241,393	$(2,044,519)	$2,787,162

LIABILITIES AND EQUITY

Homebuilding:
Accounts payable	$-	$53,347	$-	$-	$53,347
Accrued liabilities	32,387	121,968	-	890	155,245
Advances and notes payable to parent and subsidiaries	25,529	1,745,126	27,791	(1,798,446)	-
Revolving credit facility	15,000	-	-	-	15,000
Senior notes, net	986,932	-	-	-	986,932
Total homebuilding liabilities	1,059,848	1,920,441	27,791	(1,797,556)	1,210,524

Financial Services:
Accounts payable and other liabilities	-	-	57,231	(3,212)	54,019
Advances and notes payable to parent and subsidiaries	-	-	4,046	(4,046)	-
Mortgage repurchase facility	-	-	90,126	-	90,126
Total financial services liabilities	-	-	151,403	(7,258)	144,145
Total Liabilities	1,059,848	1,920,441	179,194	(1,804,814)	1,354,669

Equity:
Total Stockholders' Equity	1,432,493	177,506	62,199	(239,705)	1,432,493
Total Liabilities and Stockholders' Equity	$2,492,341	$2,097,947	$241,393	$(2,044,519)	$2,787,162

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statement of Operations

	Three Months Ended March 31, 2018
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$607,688	$-	$-	$607,688
Cost of sales	-	(496,632)	-	-	(496,632)
Inventory impairments	-	(550)	-	-	(550)
Gross margin	-	110,506	-	-	110,506
Selling, general, and administrative expenses	(12,808)	(58,329)	-	(204)	(71,341)
Equity income of subsidiaries	47,169	-	-	(47,169)	-
Interest and other income	1,773	318	2	(234)	1,859
Other expense	7	(570)	-	-	(563)
Homebuilding pretax income (loss)	36,141	51,925	2	(47,607)	40,461
Financial Services:
Financial services pretax income	-	-	9,633	438	10,071
Income before income taxes	36,141	51,925	9,635	(47,169)	50,532
(Provision) benefit for income taxes	2,623	(12,092)	(2,299)	-	(11,768)
Net income	$38,764	$39,833	$7,336	$(47,169)	$38,764
Other comprehensive income related to available-for-sale securities, net of tax	-	-	-	-	-
Comprehensive income	$38,764	$39,833	$7,336	$(47,169)	$38,764

	Three Months Ended March 31, 2017
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$563,726	$-	$-	$563,726
Cost of sales	-	(469,153)	-	-	(469,153)
Inventory impairments	-	(4,850)	-	-	(4,850)
Gross margin	-	89,723	-	-	89,723
Selling, general, and administrative expenses	(12,395)	(53,721)	-	(182)	(66,298)
Equity income of subsidiaries	29,031	-	-	(29,031)	-
Interest and other income	1,676	674	1	(24)	2,327
Other expense	8	(359)	-	-	(351)
Other-than-temporary impairment of marketable securities	(50)	-	-	-	(50)
Homebuilding pretax income (loss)	18,270	36,317	1	(29,237)	25,351
Financial Services:
Financial services pretax income	-	-	10,803	206	11,009
Income before income taxes	18,270	36,317	10,804	(29,031)	36,360
(Provision) benefit for income taxes	3,979	(14,095)	(3,995)	-	(14,111)
Net income	$22,249	$22,222	$6,809	$(29,031)	$22,249
Other comprehensive income related to available-for-sale securities, net of tax	1,986	-	834	(834)	1,986
Comprehensive income	$24,235	$22,222	$7,643	$(29,865)	$24,235

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Condensed Combining Statement of Cash Flows

	Three Months Ended March 31, 2018
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(8,950)	$(79,547)	$27,011	$-	$(61,486)
Net cash provided by (used in) investing activities	(94,576)	(6,250)	(60)	94,509	(6,377)
Financing activities:
Payments from (advances to) subsidiaries	-	83,203	11,306	(94,509)	-
Mortgage repurchase facility	-	-	(22,214)	-	(22,214)
Dividend payments	(16,865)	-	-	-	(16,865)
Proceeds from exercise of stock options	282	-	-	-	282
Net cash provided by (used in) financing activities	(16,583)	83,203	(10,908)	(94,509)	(38,797)

Net increase in cash and cash equivalents	(120,109)	(2,594)	16,043	-	(106,660)
Cash and cash equivalents:
Beginning of period	468,718	13,051	32,471	-	514,240
End of period	$348,609	$10,457	$48,514	$-	$407,580

	Three Months Ended March 31, 2017
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$24,806	$22,396	$47,135	$-	$94,337
Net cash provided by (used in) investing activities	23,051	(57)	139	(24,633)	(1,500)
Financing activities:
Payments from (advances to) subsidiaries	-	(20,811)	(3,822)	24,633	-
Mortgage repurchase facility	-	-	(43,943)	-	(43,943)
Dividend payments	(12,897)	-	-	-	(12,897)
Proceeds from the exercise of stock options	1,607	-	-	-	1,607
Net cash provided by (used in) financing activities	(11,290)	(20,811)	(47,765)	24,633	(55,233)

Net increase in cash and cash equivalents	36,567	1,528	(491)	-	37,604
Cash and cash equivalents:
Beginning of period	255,679	7,186	23,822	-	286,687
End of period	$292,246	$8,714	$23,331	$-	$324,291

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are based upon management’s experiences, observations, and analyses. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in "Item 1A: Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2017 and this Quarterly Report on Form 10-Q. The Company distributed an 8% stock dividend on December 19, 2017 to shareholders of record on December 5, 2017. In accordance with Accounting Standards Codification 260, “Earnings per Share”, basic and diluted earnings per share amounts, weighted-average shares outstanding, and dividends declared per share have been restated for all periods presented to reflect the effect of this stock dividend.

	Three Months Ended
	March 31,
	2018	2017
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$607,688	$563,479
Land sale revenues	-	247
Total home and land sale revenues	607,688	563,726
Home cost of sales	(496,632)	(468,942)
Land cost of sales	-	(211)
Inventory impairments	(550)	(4,850)
Total cost of sales	(497,182)	(474,003)
Gross margin	110,506	89,723
Gross margin %	18.2%	15.9%
Selling, general and administrative expenses	(71,341)	(66,298)
Interest and other income	1,859	2,327
Other expense	(563)	(351)
Other-than-temporary impairment of marketable securities	-	(50)
Homebuilding pretax income	40,461	25,351

Financial Services:
Revenues	19,035	17,979
Expenses	(8,831)	(7,898)
Interest and other income	1,020	979
Other expense	(1,153)	-
Other-than-temporary impairment of marketable securities	-	(51)
Financial services pretax income	10,071	11,009

Income before income taxes	50,532	36,360
Provision for income taxes	(11,768)	(14,111)
Net income	$38,764	$22,249

Earnings per share:
Basic	$0.69	$0.40
Diluted	$0.68	$0.40

Weighted average common shares outstanding:
Basic	55,871,087	55,448,161
Diluted	56,895,892	55,717,218

Dividends declared per share	$0.30	$0.23

Cash provided by (used in):
Operating Activities	$(61,486)	$94,337
Investing Activities	$(6,377)	$(1,500)
Financing Activities	$(38,797)	$(55,233)

Overview

Three Months Ended March 31, 2018

For the three months ended March 31, 2018, our net income was $38.8 million, or $0.68 per diluted share, a 74% increase compared to net income of $22.2 million, or $0.40 per diluted share, for the same period in the prior year. The increase was primarily the result of a $15.1 million improvement in our pretax income from homebuilding operations, which was driven by an 8% increase in home sale revenues and a 230 basis point improvement in our gross margin from home sales. Additionally, net income benefited significantly from a decrease in our effective tax rate that was mostly due to the Tax Cuts and Jobs Act that was signed into law in December 2017.

Home sale revenues were up from $563.5 million in the 2017 first quarter to $607.7 million in the 2018 first quarter. The $44.2 million improvement was primarily the result of a 6% year-over-year increase in the average sales price of homes delivered.

The dollar value of net new home orders increased 15% from the prior year period. This was driven primarily by a 12% increase in the number of our net new orders, resulting from a 19% year-over-year improvement in our absorption rate that was partially offset by a decrease in our average active community count.

Industry Conditions and Outlook for MDC

We experienced a strong start to the selling season during the 2018 first quarter as our industry continued to be supported by positive economic fundamentals and a low supply of new and existing homes. Although interest rates have increased notably over the past six months, we have not seen a significant impact on our customers or on economic conditions overall in our markets.

We continue to see robust demand for our more affordable home plans. In particular, our  SeasonsTM collection accounted for 15% of our total net new orders in the 2018 first quarter, up 700 basis points from 8% in the 2017 first quarter. These plans have also benefited our construction cycle times, as they are generally smaller and less complex to build than many of our other product offerings. Based on the success we have seen for SeasonsTM, we have developed other plan collections designed to expand our affordable home options.

During the 2018 first quarter, we approved over 4,000 lots for purchase, more than double the same period a year ago.  Our SeasonsTM collection represented nearly 50% of these lot approvals, which was our highest quarterly number of lot approvals since we approved our first SeasonsTM community in the 2016 first quarter.

Our liquidity to end the 2018 first quarter was up 23% year-over-year to $1.17 billion, providing us with sufficient resources to fund our increased lot approval activity and to support our plan for year-over-year community count growth of at least 10% by the end of 2018*. Our dollar value of homes in backlog to end the 2018 first quarter was up 18% year-over-year to $1.88 billion, providing a solid foundation for a year-over-year increase in home sale revenues for the remainder of 2018*.

* See "Forward-Looking Statements" below.

Homebuilding

Pretax Income:

	Three Months Ended
	March 31,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
West	$24,373	$15,455	$8,918	58%
Mountain	24,185	18,230	5,955	33%
East	3,375	2,642	733	28%
Corporate	(11,472)	(10,976)	(496)	(5)%
Total homebuilding pretax income	$40,461	$25,351	$15,110	60%

Homebuilding pretax income for the 2018 first quarter was $40.5 million, an increase of $15.1 million from $25.4 million for the same period in the prior year. The increase was primarily attributable to an 8% increase in home sale revenues and a 230 basis point improvement in our gross margin from home sales.

Our West segment experienced an $8.9 million year-over-year improvement in pretax income, primarily due to a $3.7 million reduction in inventory impairments and an improved gross margin from home sales. Our Mountain segment experienced a $6.0 million year-over-year improvement in pretax income primarily driven by a 21% increase in home sales revenues and an improved gross margin from home sales. Our East segment experienced a $0.7 million year-over year increase in pretax income primarily due to a $0.8 million reduction in inventory impairments.

Assets:

	March 31,	December 31,	Change
	2018	2017	Amount	%
	(Dollars in thousands)
West	$1,187,865	$1,084,756	$103,109	10%
Mountain	717,796	674,057	43,739	6%
East	189,483	201,684	(12,201)	(6)%
Corporate	472,372	597,589	(125,217)	(21)%
Total homebuilding assets	$2,567,516	$2,558,086	$9,430	0%

Total homebuilding assets increased only slightly from December 31, 2017 to March 31, 2018. Homebuilding assets in both our West and Mountain segments increased, driven by (1) higher land and land under development balances due to strong land acquisition activity during the three months ended March 31, 2018, and (2) a higher number of homes completed or under construction as a result of an increase in backlog under construction. However, the funds for the land acquisition and construction activity came from our Corporate segment, driving an offsetting decline in our Corporate segment’s assets. In addition, our East segment assets decreased due to a lesser investment in our Mid-Atlantic market.

New Home Deliveries & Home Sale Revenues:

	Three Months Ended March 31,
	2018			2017			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
West	681	$319,509	$469.2	705	$309,080	$438.4	(3)%	3%	7%
Mountain	416	208,632	501.5	369	172,891	468.5	13%	21%	7%
East	177	79,547	449.4	182	81,508	447.8	(3)%	(2)%	0%
Total	1,274	$607,688	$477.0	1,256	$563,479	$448.6	1%	8%	6%

For the three months ended March 31, 2018, we realized a 1% increase in the number of homes delivered and a 6% increase in our average selling price of homes delivered.

West Segment Commentary

While the number of homes in backlog to start the quarter was up 8% year-over-year, we experienced a decline in our backlog conversion rate as a result of a significant number of sales being accepted at the end of 2017 that could not be delivered in the first quarter of 2018, most notably in our California market. The average selling price of new home deliveries was up 7% year-over-year as all of our markets in this segment experienced growth in average selling price, due to both price increases that have been implemented over the past twelve months and a shift in mix to higher priced communities.

Mountain Segment Commentary

Our Mountain segment experienced a 13% year-over-year increase in the number of new homes delivered as a result of a 17% increase in homes in backlog to start the quarter. The average selling price of homes delivered was up 7% year-over-year. While we have seen price increases implemented in most communities in this segment, we have also seen a slight shift in mix to lower priced communities, consistent with our focus on more affordable home plans.

East Segment Commentary

A 3% year-over-year decline in the number of homes in backlog to start the quarter drove the reduced deliveries in the 2018 first quarter. The average selling price of homes delivered in the 2018 first quarter was consistent with the 2017 first quarter.

Gross Margin from Home Sales:

Our gross margin from home sales for the three months ended March 31, 2018 increased 230 basis points year-over-year from 15.9% to 18.2%. Our 2018 first quarter included $3.1 million of expense to adjust our warranty accrual (a 50 basis point negative impact to gross margin) and $0.6 million of inventory impairments (a 10 basis point negative impact to gross margin), while our 2017 first quarter included $4.9 million of inventory impairments (a 90 basis point negative impact to gross margin). Excluding the impact from these items, our gross margin from home sales for the three months ended March 31, 2018 would have increased by 200 basis points from 16.8% to 18.8%. This improvement is primarily being driven by improving gross margins across most of our markets as a result of favorable supply / demand dynamics, giving us the ability to increase pricing in the majority of our selling communities. In addition, our gross margin from home sales in the 2018 first quarter benefited by 20 basis points due to recoveries from a vendor as a result of construction defect related issues.

Inventory Impairments:

Impairments of homebuilding inventory by segment for the three months ended March 31, 2018 and 2017 are shown in the table below. Two communities combined for the $0.6 million in impairments during the 2018 first quarter. For the 2017 first quarter, one community in our West segment accounted for the majority of the $4.9 million in impairments. The remaining impairments were from a community in our East segment.

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
West	$375	$4,100
Mountain	175	-
East	-	750
Total inventory impairments	$550	$4,850

The table below provides quantitative data, for the periods presented, used in determining the fair value of the impaired inventory.

	Impairment Data				Quantitative Data
Three Months Ended	Total Subdivisions Tested	Inventory Impairments	Fair Value of Inventory After Impairments	Number of Subdivisions Impaired	Discount Rate
	(Dollars in thousands)
March 31, 2018	24	$550	$5,223	2	12%
March 31, 2017	33	$4,850	$19,952	2	12%	to	18%

Selling, General and Administrative Expenses:

	Three Months Ended March 31,
	2018	2017	Change
	(Dollars in thousands)
General and administrative expenses	$35,753	$32,369	$3,384
General and administrative expenses as a percentage of home sale revenues	5.9%	5.7%	20 bps

Marketing expenses	$15,571	$15,124	$448
Marketing expenses as a percentage of home sale revenues	2.6%	2.7%	(10) bps

Commissions expenses	$20,017	$18,805	$1,212
Commissions expenses as a percentage of home sale revenues	3.3%	3.3%	0 bps

Total selling, general and administrative expenses	$71,341	$66,298	$5,044
Total selling, general and administrative expenses as a percentage of home sale revenues	11.7%	11.8%	(10) bps

For the three months ended March 31, 2018, we experienced a $5.0 million increase in selling, general and administrative expenses while our SG&A rate remained reasonably consistent with the 2017 first quarter at 11.7%.

The year-over-year increase in general and administrative expenses was driven primarily by higher compensation-related expenses due to increased headcount. Our commissions expenses are variable with home sale revenues. As such, the year-over-year increases in home sale revenues drove the changes in commissions expenses year-over-year. Our marketing expenses remained reasonably consistent with the 2017 first quarter.

Other Homebuilding Operating Data

Net New Orders and Active Subdivisions:

	Three Months Ended March 31,
	2018				2017				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate
	(Dollars in thousands)
West	1,033	$458,195	$443.6	4.78	893	$387,399	$433.8	3.83	16%	18%	2%	25%
Mountain	667	327,006	490.3	3.92	557	256,092	459.8	3.87	20%	28%	7%	1%
East	204	78,459	384.6	2.99	246	106,512	433.0	2.34	(17)%	(26)%	(11)%	28%
Total	1,904	$863,660	$453.6	4.19	1,696	$750,003	$442.2	3.52	12%	15%	3%	19%

 Calculated as total net new orders in period ÷ average active communities during period ÷ number of months in period

				Average Active Subdivisions
	Active Subdivisions			Three Months Ended
	March 31,		%	March 31,		%
	2018	2017	Change	2018	2017	Change
West	73	77	(5)%	72	79	(9)%
Mountain	58	48	21%	57	48	19%
East	24	35	(31)%	23	36	(36)%
Total	155	160	(3)%	152	163	(7)%

For the three months ended March 31, 2018, the dollar value of net new orders increased 15% compared to the same period in the prior year, primarily due to an increase in the number of net new orders. The increase in the number of net new orders was the result of a 19% year-over-year increase in our monthly sales absorption pace to 4.19, our highest first quarter absorption pace since 2006. The improved absorption pace was partially offset by a 7% decline in average active communities.

West Segment Commentary

While average active community count in our West segment was down 9% year-over-year, a 25% improvement in our monthly sales absorption rate drove a 16% increase in the number of net new orders. All markets in this segment realized robust year-over-year improvements in their monthly sales absorption rates, due to strong demand in this region, particularly in our newer communities. The average active community count is down in this segment primarily due to our Nevada and Washington markets, which have both experienced the closeout of communities earlier than anticipated due to strong sales. Furthermore, in Washington, our land acquisition activity has been lower than anticipated due to increased competition for the acquisition of new communities.

Mountain Segment Commentary

The 20% year-over-year improvement in net new orders in our Mountain segment was driven primarily by a 19% increase in average active community count as a result of growth in Colorado, where we have had a significant amount of land acquisition activity over the last two years. The 7% increase in average price of net new orders is the result of price increases we have implemented over the past twelve months in almost all communities in this segment.

East Segment Commentary

For the 2018 first quarter, our net new orders were down 17% from the 2017 first quarter as a 36% decline in our average active community count was only partially offset by a 28% increase in our monthly sales absorption rate. The primary driver of the decline in average active community count was decreased land acquisition activity in the mid-Atlantic region over the past two years as our returns in these markets had been lower than expected. The improved sales pace is primarily due to strong order activity in the limited number of new communities we opened in our mid-Atlantic markets. In addition, our 2018 first quarter monthly sales absorption rate benefited from a year-over-year increase in the number of net new orders coming from close-out communities. The decrease in the average selling price of net new orders is due to mix as a result of (1) a higher percentage of our net new orders coming from our Florida market, which has a lower average selling price than our mid-Atlantic operations and (2) a higher percentage of our net new orders coming from an expanded offering of affordable home plans, due to an increasing level of demand for these plans.

Cancellation Rate:

	Cancellations as a Percentage of Homes in Beginning Backlog
	Three Months Ended March 31,		Change in
	2018	2017	Percentage
West	14%	14%	0%
Mountain	11%	11%	0%
East	23%	15%	8%
Total	14%	13%	1%

Our cancellations as a percentage of homes in beginning backlog to start the quarter (“cancellation rate”) increased slightly from 13% in the 2017 first quarter to 14% in the 2018 first quarter. While our West and Mountain segments experienced consistent cancellation rates, our East segment had an 800 basis point increase in cancellations from the 2017 first quarter to the 2018 first quarter.  This was primarily due to cancellations coming from our Florida operations, where our mix shifted to include more first-time homebuyers and as a result have experienced a higher cancellation rate within this market.

Backlog:

	March 31,
	2018			2017			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
West	1,803	$923,326	$512.1	1,535	$733,576	$477.9	17%	26%	7%
Mountain	1,504	766,010	509.3	1,256	600,793	478.3	20%	27%	6%
East	482	190,102	394.4	533	252,615	473.9	(10)%	(25)%	(17)%
Total	3,789	$1,879,438	$496.0	3,324	$1,586,984	$477.4	14%	18%	4%

At March 31, 2018, we had 3,789 homes in backlog with a total value of $1.88 billion, representing respective increases of 14% and 18% from March 31, 2017. The majority of our markets experienced year-over-year growth in both the number of homes in backlog and the dollar value of backlog primarily as a result of year-over-year increases in net new orders and price increases over the last twelve months. Backlog in our East segment was down from the end of the 2017 first quarter as a result of reduced sales activity over the last twelve months due primarily to lower community count.

Homes Completed or Under Construction (WIP lots):

	March 31,		%
	2018	2017	Change
Unsold:
Completed	86	82	5%
Under construction	203	212	(4)%
Total unsold started homes	289	294	(2)%
Sold homes under construction or completed	2,549	2,322	10%
Model homes under construction or completed	366	324	13%
Total homes completed or under construction	3,204	2,940	9%

As a result of a 14% year-over-year increase in the number of homes in backlog, our sold homes under construction or completed was up 10%.  Our model homes under construction or completed were up 13% despite our active community count being down 3% year-over-year. This is primarily the result of models being constructed to open new communities in the near future as we plan for growth in our active community count.

Lots Owned and Optioned (including homes completed or under construction):

	March 31, 2018			March 31, 2017
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total	Total % Change
West	7,421	2,205	9,626	5,851	767	6,618	45%
Mountain	5,206	3,398	8,604	4,615	1,447	6,062	42%
East	1,531	1,692	3,223	1,377	818	2,195	47%
Total	14,158	7,295	21,453	11,843	3,032	14,875	44%

Our total owned and optioned lots at March 31, 2018 were 21,453, up 44% from March 31, 2017, due to our significant land acquisition approval activity over the past year across all markets. We believe that our total lot supply of approximately 3.9 years (which is based on our last twelve months deliveries), coupled with our planned acquisition activity, can support growth in future periods. See "Forward-Looking Statements" below.

Financial Services

	Three Months Ended
	March 31,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Financial services revenues
Mortgage operations	$12,696	$12,183	$513	4%
Other	6,339	5,796	543	9%
Total financial services revenues	$19,035	$17,979	$1,056	6%

Financial services pretax income
Mortgage operations	$7,520	$7,566	$(46)	(1)%
Other	2,551	3,443	(892)	(26)%
Total financial services pretax income	$10,071	$11,009	$(938)	(9)%

For the three months ended March 31, 2018, our financial service pretax income decreased $0.9 million, or 9%, from the same period in the prior year. The decline was primarily due to our other financial services segment. As a result of adopting ASU 2016-01 on January 1, 2018, we now recognize the change in fair value of equity investments in net income. For the three months ended March 31, 2018, we recognized $1.2 million in net losses on investments in this segment compared to $0.0 million in net gains on investments in the 2017 first quarter. Without the change in accounting principle in 2018, our other financial services pretax income would have been $1.4 million higher in the 2018 first quarter.

The following table sets forth information for our mortgage operations segment relating to mortgage loans originated and capture rate. “Capture rate” is defined as the number of mortgage loans originated by our mortgage operations segment for our homebuyers as a percent of our total home closings.

	Three Months Ended		% or
	March 31,		Percentage
	2018	2017	Change
	(Dollars in thousands)
Total Originations (including transfer loans):
Loans	807	786	3%
Principal	$298,070	$273,346	9%
Capture Rate Data:
Capture rate as % of all homes delivered	63%	62%	1%
Capture rate as % of all homes delivered (excludes cash sales)	68%	66%	2%
Mortgage Loan Origination Product Mix:
FHA loans	14%	20%	(6)%
Other government loans (VA & USDA)	19%	24%	(5)%
Total government loans	33%	44%	(11)%
Conventional loans	67%	56%	11%
	100%	100%	0%
Loan Type:
Fixed rate	97%	97%	0%
ARM	3%	3%	0%
Credit Quality:
Average FICO Score	744	736	1%
Other Data:	`
Average Combined LTV ratio	81%	83%	(2)%
Full documentation loans	100%	100%	0%
Loans Sold to Third Parties:
Loans	873	908	(3)%
Principal	$320,753	$316,141	1%

Income Taxes

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. Our overall effective income tax rates were 23.3% and 38.8% for the three months ended March 31, 2018 and 2017, respectively, resulting in income tax expense of $11.8 million and $14.1 million for the same periods, respectively. The year-over-year decrease in our effective tax rate for the three months ended March 31, 2018 was impacted by the following items:

(1) The net impact from the enactment of the Tax Cuts and Jobs Act in December of 2017, which reduced the U.S. federal corporate income tax rate from 35% to 21% but also reduced the deductibility of certain executive based compensation and eliminated the domestic manufacturing deduction.

(2) Our 2017 first quarter estimated effective tax rate included no estimate for energy tax credits as the tax provision had expired and had not been extended for 2017. However, in February 2018, the Bipartisan Budget Act of 2018 was signed into law, retroactively extending energy tax credits for 2017. As a result, we recorded a discrete tax adjustment in the 2018 first quarter to recognize an estimated benefit of $1.2 million for energy credits earned in 2017. As of March 31, 2018, energy tax credits for 2018 were not approved and as a result, no such estimate has been included in our estimated effective tax rate for 2018.

(3) In the 2017 first quarter, we established a discrete valuation allowance against certain state net operating loss carryforwards. No such valuation allowances were established in the 2018 first quarter.

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

With the exception of the items outlined below that were impacted by the adoption of ASU 2014-09, Revenue from Contracts with Customers on January 1, 2018, our critical accounting estimates and policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017.

Revenue Recognition for Homebuilding Segments. We recognize home sale revenues from home deliveries when we have satisfied the performance obligations within the sales agreement, which is generally when title to and possession of the home are transferred to the buyer at the home closing date. Revenue from a home delivery includes the base sales price and any purchased options and upgrades and is reduced for any sales price incentives.

We generally do not record the sale of a home or recognize the associated revenue if all of the following criteria are present: (1) HomeAmerican originates the mortgage loan and has not sold the mortgage loan, or loans, as of the end of the pertinent reporting period; and (2) the homebuyer does not meet certain collectability thresholds, based on the type of mortgage loan, related to their credit score, debt to income ratio and loan to value ratio. The deferral is subsequently recognized at the time HomeAmerican sells the respective loan to a third-party purchaser. In the event the gross margin is a loss, we recognize such loss at the time the home is closed.

In certain states that we build, we are not always able to complete certain outdoor features (such as landscaping or pools) prior to closing the home.  To the extent these separate deliverables are not complete upon the closing of a home, we will defer home sale revenues related to incomplete outdoor features, and recognize revenue upon completion of the outdoor features.

LIQUIDITY AND CAPITAL RESOURCES

We use our liquidity and capital resources to: (1) support our operations, including the purchase of land, land development and construction of homes; (2) provide working capital; and (3) provide mortgage loans for our homebuyers. Our liquidity includes our cash and cash equivalents, marketable securities, Revolving Credit Facility and Mortgage Repurchase Facility (defined below). Additionally, we have an existing effective shelf registration statement that allows us to issue equity, debt or hybrid securities up to $1.35 billion.

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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of March 31, 2018.

We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At March 31, 2018 and December 31, 2017, there were $29.5 million and $32.0 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. We had $15.0 million outstanding under the Revolving Credit Facility as of March 31, 2018 and December 31, 2017. As of March 31, 2018, availability under the Revolving Credit Facility was approximately $655.5 million.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). Effective August 10, 2017, the Mortgage Repurchase Facility was amended to extend its termination date to August 9, 2018. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased on March 28, 2018 from $75 million to $115 million and was effective through April 26, 2018. The Mortgage Repurchase Facility also had a temporary increase in the maximum aggregate commitment from $75 million to $115 million on December 27, 2017 and was effective through January 25, 2018. At March 31, 2018 and December 31, 2017, HomeAmerican had $90.1 million and $112.3 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is LIBOR-based.

The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of March 31, 2018.

Dividends

During the three months ended March 31, 2018 and 2017, we paid dividends of $0.30 per share and $0.23 per share, respectively.

MDC Common Stock Repurchase Program

At March 31, 2018, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the three months ended March 31, 2018.

Consolidated Cash Flow

During the three months ended March 31, 2018, we used $61.5 million of cash from operating activities, primarily due to a $71.6 million net increase in land and land under development and a $65.4 million net increase in housing inventory. This was partially offset by net income of $38.8 million and cash provided by a decrease in mortgage loans held-for-sale of $25.0 million and an increase in accounts payable and accrued liabilities of $6.8 million.

During the three months ended March 31, 2018, we used $6.4 million of cash for investing activities, primarily attributable to the purchase of $6.3 million in property and equipment.

During the three months ended March 31, 2018, we used $38.8 million in cash for financing activities, primarily related to net payments of $22.2 million on our mortgage repurchase facility and dividend payments totaling $16.9 million.

Off-Balance Sheet Arrangements

Lot Option Purchase Contracts. In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At March 31, 2018, we had deposits of $17.2 million in the form of cash and $5.4 million in the form of letters of credit that secured option contracts to purchase 7,295 lots for a total estimated purchase price of $533.1 million.

Surety Bonds and Letters of Credit. At March 31, 2018, we had outstanding surety bonds and letters of credit totaling $183.9 million and $66.4 million, respectively, including $36.9 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $50.1 million and $31.3 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

We have made no material guarantees with respect to third-party obligations.

IMPACT OF INFLATION, CHANGING PRICES AND ECONOMIC CONDITIONS

The impact of inflation and changing prices have not changed materially from the disclosure in our December 31, 2017 Annual Report on Form 10-K.

OTHER

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, as well as statements made by us in periodic press releases, oral statements made by our officials in the course of presentations about the Company and conference calls in connection with quarterly earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operations, cash flows, strategies and prospects. These forward-looking statements may be identified by terminology such as “likely,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be considered. Additionally, information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 and Item 1A of Part II of this Quarterly Report on Form 10-Q.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

We have a cash and investment policy that enables us to achieve an appropriate investment return while preserving principal and managing risk. Under this policy, our cash and cash equivalents may include U.S. government securities, commercial bank deposits, commercial paper, certificates of deposit, money market funds, and time deposits, with maturities of three months or less. Our marketable securities under this policy may include holdings in corporate U.S. government securities with a maturity of more than three months, equity securities and corporate debt securities. The market value and/or income derived from our equity securities can be negatively impacted by a number of market risk factors, including changes in interest rates, general economic conditions and equity markets.

As of March 31, 2018, our cash and cash equivalents included U.S. government securities, commercial bank deposits, money market funds and time deposits, with maturities of three months or less.  As of March 31, 2018, our marketable securities included holdings in corporate equities, exchange traded funds and U.S. government securities with a maturity of more than three months.

We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments and debt. Derivative instruments utilized in the normal course of business by HomeAmerican include interest rate lock commitments and forward sales of mortgage-backed securities, which are used to manage the price risk on fluctuations in interest rates on our mortgage loans in inventory and interest rate lock commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed at March 31, 2018 had an aggregate principal balance of $132.3 million, all of which were under interest rate lock commitments at an average interest rate of 4.69%. In addition, HomeAmerican had mortgage loans held-for-sale with an aggregate principal balance of $113.2 million at March 31, 2018, of which $32.0 million had not yet been committed to a mortgage purchaser and had an average interest rate of 4.63%. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale which had not yet been committed to a mortgage purchaser, HomeAmerican had forward sales of securities totaling $104.5 million and $73.0 million at March 31, 2018 and December 31, 2017, respectively.

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

(b) Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.        Risk Factors

There have been no significant changes in the risk factors previously identified as being attendant to our business in our Annual Report on Form 10-K for the year ended December 31, 2017. For a more complete discussion of other risk factors that affect our business, see “Risk Factors” in our Form 10-K for the year ended December 31, 2017, which include the following:

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

●	Changes to tax laws, incentives or credits currently available to our customers may negatively impact our business.

●	A decline in the market value of our homes or carrying value of our land would have a negative impact on our business.

●	Natural disasters could cause an increase in home construction costs, as well as delays, and could negatively impact our business.

●	Changes in energy prices or regulations may have an adverse effect on our cost of building homes.

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

●	In the ordinary course of business, we are required to obtain surety bonds, the unavailability of which could adversely affect our business.

●	Decreases in the market value of our investments in marketable securities could have an adverse impact on our business.

●	Product liability litigation and warranty claims that arise in the ordinary course of business may be costly.

●	Repurchase requirements associated with HomeAmerican’s sale of mortgage loans, could negatively impact our business.

●	Because of the seasonal nature of our business, our quarterly operating results can fluctuate.

●	We are dependent on the services of key employees, and the loss of their services could hurt our business.

●	The interests of certain controlling shareholders may be adverse to other investors

●	Information technology failures and data security breaches could harm our business.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any shares during the three months ended March 31, 2018. Additionally, there were no sales of unregistered equity securities during the period.

Item 5.                Other Information

Submission of Matters to a Vote of Security Holders

On April 30, 2018, M.D.C. Holdings, Inc. (the "Company") held its 2018 annual meeting of shareholders.  There were 56,218,134 shares of common stock entitled to vote at the meeting.  The final results for each of the proposals submitted to a vote of shareholders at the annual meeting were as follows:

(1)   Election of three Class III Directors of the Company to serve for three-year terms expiring in 2021:

	For	Withheld	Broker Non-Votes
Raymond T. Baker	29,510,122	19,917,123	3,341,287
David E. Blackford	28,868,606	20,558,639	3,341,287
Courtney L. Mizel	45,458,901	3,968,344	3,341,287

(2)   Approval, in a non-binding advisory vote, of the compensation of the Company’s named executive officers:

For	Against	Abstain	Broker Non-Votes
46,015,010	2,932,107	480,128	3,341,287

(3)   Ratification of the selection of Ernst & Young LLP as the Company's independent registered public accounting firm for the 2018 fiscal year:

For	Against	Abstain
51,849,901	489,604	429,027

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2018	M.D.C. HOLDINGS, INC.
(Registrant) By: /s/ Robert N. Martin Robert N. Martin Senior Vice President, Chief Financial Officer and Principal Accounting Officer (principal financial officer and duly authorized officer)