Form 10-Q
period 2018-06-30
MDC HOLDINGS INC
filed 2018-08-01
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 30, 2018, 56,436,968 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2018

(i)

PART I

ITEM 1.     Unaudited Consolidated Financial Statements

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets.

	June 30,	December 31,
	2018	2017
	(Dollars in thousands, except
	per share amounts)
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$378,219	$472,957
Marketable securities	-	49,634
Restricted cash	7,443	8,812
Trade and other receivables	54,719	53,362
Inventories:
Housing completed or under construction	1,077,406	936,685
Land and land under development	977,694	893,051
Total inventories	2,055,100	1,829,736
Property and equipment, net	55,112	26,439
Deferred tax asset, net	37,350	41,480
Prepaid and other assets	45,450	75,666
Total homebuilding assets	2,633,393	2,558,086
Financial Services:
Cash and cash equivalents	47,661	32,471
Marketable securities	44,328	42,004
Mortgage loans held-for-sale, net	107,185	138,114
Other assets	15,062	9,617
Total financial services assets	214,236	222,206
Total Assets	$2,847,629	$2,780,292
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$52,513	$39,655
Accrued liabilities	168,899	166,312
Revolving credit facility	15,000	15,000
Senior notes, net	987,272	986,597
Total homebuilding liabilities	1,223,684	1,207,564
Financial Services:
Accounts payable and accrued liabilities	53,285	53,101
Mortgage repurchase facility	80,819	112,340
Total financial services liabilities	134,104	165,441
Total Liabilities	1,357,788	1,373,005
Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 56,435,989 and 56,123,228 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	564	561
Additional paid-in-capital	1,156,477	1,144,570
Retained earnings	332,800	258,164
Accumulated other comprehensive income	-	3,992
Total Stockholders' Equity	1,489,841	1,407,287
Total Liabilities and Stockholders' Equity	$2,847,629	$2,780,292

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share amounts)
	(Unaudited)
Homebuilding:
Home sale revenues	$749,608	$647,620	$1,357,296	$1,211,099
Land sale revenues	-	1,351	-	1,598
Total home and land sale revenues	749,608	648,971	1,357,296	1,212,697
Home cost of sales	(606,403)	(539,077)	(1,103,035)	(1,008,019)
Land cost of sales	-	(1,202)	-	(1,413)
Inventory impairments	(200)	-	(750)	(4,850)
Total cost of sales	(606,603)	(540,279)	(1,103,785)	(1,014,282)
Gross profit	143,005	108,692	253,511	198,415
Selling, general and administrative expenses	(81,571)	(70,709)	(152,912)	(137,007)
Interest and other income	1,774	2,847	3,633	5,174
Other expense	(871)	(666)	(1,434)	(1,017)
Other-than-temporary impairment of marketable securities	-	(1)	-	(51)
Homebuilding pretax income	62,337	40,163	102,798	65,514

Financial Services:
Revenues	21,372	19,073	40,407	37,052
Expenses	(9,611)	(8,500)	(18,442)	(16,398)
Interest and other income	2,518	1,238	2,385	2,217
Other-than-temporary impairment of marketable securities	-	(80)	-	(131)
Financial services pretax income	14,279	11,731	24,350	22,740

Income before income taxes	76,616	51,894	127,148	88,254
Provision for income taxes	(12,717)	(18,023)	(24,485)	(32,134)
Net income	$63,899	$33,871	$102,663	$56,120

Other comprehensive income related to available for sale securities, net of tax	-	1,944	-	3,930
Comprehensive income	$63,899	$35,815	$102,663	$60,050

Earnings per share:
Basic	$1.13	$0.61	$1.82	$1.01
Diluted	$1.12	$0.60	$1.79	$0.99

Weighted average common shares outstanding:
Basic	56,102,684	55,635,454	55,987,525	55,542,325
Diluted	57,041,006	56,639,653	56,968,002	56,231,245

Dividends declared per share	$0.30	$0.23	$0.60	$0.46

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2018	2017
	(Dollars in thousands)
	(Unaudited)
Operating Activities:
Net income	$102,663	$56,120
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	6,075	2,038
Depreciation and amortization	9,952	2,704
Inventory impairments	750	4,850
Other-than-temporary impairment of marketable securities	-	182
Net gain on sale of available-for-sale marketable securities	-	(1,758)
Net gain on marketable equity securities	(125)	-
Amortization of discount / premiums on marketable debt securities, net	(366)	-
Deferred income tax expense	3,557	10,033
Net changes in assets and liabilities:
Trade and other receivables	(2,317)	5,419
Mortgage loans held-for-sale	30,929	43,491
Housing completed or under construction	(133,576)	(39,707)
Land and land under development	(84,457)	37,521
Prepaid and other assets	(5,108)	(7,602)
Accounts payable and accrued liabilities	15,835	8,845
Net cash provided by (used in) operating activities	(56,188)	122,136

Investing Activities:
Purchases of marketable securities	(14,659)	(12,043)
Maturities of marketable securities	50,000	-
Sales of marketable securities	12,460	11,450
Purchases of property and equipment	(13,051)	(1,364)
Net cash provided by (used in) investing activities	34,750	(1,957)

Financing Activities:
Payments on mortgage repurchase facility, net	(31,521)	(45,358)
Dividend payments	(33,793)	(25,809)
Proceeds from exercise of stock options	5,835	7,304
Net cash used in financing activities	(59,479)	(63,863)

Net increase (decrease) in cash, cash equivalents and restricted cash	(80,917)	56,316
Cash, cash equivalents and restricted cash:
Beginning of period	514,240	286,687
End of period	$433,323	$343,003

Reconciliation of cash, cash equivalents and restricted cash:
Homebuilding:
Cash and cash equivalents	$378,219	$314,814
Restricted cash	7,443	5,027
Financial Services:
Cash and cash equivalents	47,661	23,162
Total cash, cash equivalents and restricted cash	$433,323	$343,003

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

1.           Basis of Presentation

The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. ("MDC," “the Company," “we,” “us,” or “our,” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at June 30, 2018 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). On January 1, 2018, we adopted ASU 2016-01 using a modified retrospective transition method. Prior to this amendment, our equity investments with readily determinable fair values were classified as available for sale with changes in fair value being reported through other comprehensive income. Under the amended standard, any changes in fair value of equity investments with readily determinable fair values are now recognized in net income. We adopted the changes from ASU 2016-01 by recognizing an adjustment to beginning retained earnings for our net unrealized gains/losses on equity investments with readily determinable fair values. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the period. Please see the table below for a summary of all transition adjustments from adoption of new accounting guidance. The effect of the change on income before income taxes for the three and six months ended June 30, 2018 was an increase of approximately $1.1 million and a decrease of approximately $0.3 million, respectively.

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
	(Dollars in thousands)
Balance Sheet
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

As substantially all of our contracts are completed within a year, we will not disclose the value of unsatisfied performance obligations. At January 1, 2018 and June 30, 2018, receivables from contracts with customers were $32.6 million and $30.9 million, respectively.

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

We generally do not record the sale of a home or recognize the associated revenue if all of the following criteria are present: (1) HomeAmerican Mortgage Corporation (“HomeAmerican”) originates the mortgage loan and has not sold the mortgage loan, or loans, as of the end of the pertinent reporting period; and (2) the homebuyer does not meet certain collectability thresholds, based on the type of mortgage loan, related to their credit score, debt to income ratio and loan to value ratio. The deferral is subsequently recognized at the time HomeAmerican sells the respective loan to a third-party purchaser. In the event the gross margin is a loss, we recognize such loss at the time the home is closed.

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

Costs Related to Sales Facilities. Certain marketing costs related to model homes or on-site sales facilities are either recorded as inventory, capitalized as property and equipment, or expensed as incurred. Costs related to interior and exterior upgrades to the home that will be sold as part of the home, such as wall treatments and additional upgraded landscaping, are recorded as housing completed or under construction. Costs to furnish and ready the model home or on-site sales facility that will not be sold as part of the model home, such as furniture, construction of the sales facility parking lot or construction of the sales center, are capitalized as property and equipment, net. Other costs incurred related to the marketing of the community and readying the model home for sale are expensed as incurred.

Property and Equipment, net. Property and equipment is carried at cost less accumulated depreciation. For property and equipment related to on-site sales facilities, depreciation is recorded using the units of production method as homes are delivered. For all other property and equipment, depreciation is recorded using a straight-line method over the estimated useful lives of the related assets, which range from 2 to 29 years.

Accounting Standards Issued But Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (“ASU 2016-02”), which requires a lessee to recognize a right-of-use asset and a corresponding lease liability for virtually all leases. The liability will be equal to the present value of the remaining lease payments while the right-of-use asset will be based on the liability, subject to adjustment, such as for initial direct costs. In addition, ASU 2016-02 expands the disclosure requirements for lessees. The Company is still evaluating the impact of the new standard and has begun evaluating the population of all leases and related systems and internal control considerations. The Company will be required to adopt the new standard effective January 1, 2019, and the Company’s consolidated balance sheets will be impacted by the recording of a lease liability and right of use asset for virtually all of its current operating leases. As of June 30, 2018, the Company had remaining contractual obligations for operating leases, primarily associated with our office facilities, of $43.6 million. The amount of which and the potential impact on the consolidated statements of operations and comprehensive income and consolidated statements of cash flows has yet to be determined.

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

The following table summarizes revenues for our homebuilding and financial services operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Homebuilding
West	$391,806	$323,758	$711,315	$632,837
Mountain	268,541	224,356	477,173	397,492
East	89,261	100,857	168,808	182,368
Total homebuilding revenues	$749,608	$648,971	$1,357,296	$1,212,697

Financial Services
Mortgage operations	$14,547	$12,697	$27,243	$24,880
Other	6,825	6,376	13,164	12,172
Total financial services revenues	$21,372	$19,073	$40,407	$37,052

The following table summarizes pretax income (loss) for our homebuilding and financial services operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Homebuilding
West	$37,708	$21,134	$62,081	$36,589
Mountain	35,854	24,541	60,039	42,771
East	4,141	4,734	7,516	7,376
Corporate	(15,366)	(10,246)	(26,838)	(21,222)
Total homebuilding pretax income	$62,337	$40,163	$102,798	$65,514

Financial Services
Mortgage operations	$9,040	$7,670	$16,560	$15,236
Other	5,239	4,061	7,790	7,504
Total financial services pretax income	$14,279	$11,731	$24,350	$22,740

Total pretax income	$76,616	$51,894	$127,148	$88,254

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

	June 30,	December 31,
	2018	2017
	(Dollars in thousands)
Homebuilding assets
West	$1,268,004	$1,084,756
Mountain	740,414	674,057
East	179,445	201,684
Corporate	445,530	597,589
Total homebuilding assets	$2,633,393	$2,558,086

Financial services assets
Mortgage operations	$121,692	$152,345
Other	92,544	69,861
Total financial services assets	$214,236	$222,206

Total assets	$2,847,629	$2,780,292

4.           Earnings Per Share

ASC 260 requires a company that has participating security holders (for example, holders of unvested restricted stock that have non-forfeitable dividend rights) to utilize the two-class method for calculating earnings per share (“EPS”) unless the treasury stock method results in lower EPS. The two-class method is an allocation of earnings/(loss) between the holders of common stock and a company’s participating security holders. Under the two-class method, earnings/(loss) for the reporting period are allocated between common shareholders and other security holders based on their respective rights to receive distributed earnings (i.e., dividends) and undistributed earnings (i.e., net income/(loss)). Our common shares outstanding are comprised of shareholder owned common stock and shares of unvested restricted stock held by participating security holders. Basic EPS is calculated by dividing income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding, excluding participating shares in accordance with ASC 260. To calculate diluted EPS, basic EPS is adjusted to include the effect of potentially dilutive stock options outstanding. The table below shows our basic and diluted EPS calculations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share amounts)
Numerator
Net income	$63,899	$33,871	$102,663	$56,120
Less: distributed earnings allocated to participating securities	(96)	(61)	(201)	(128)
Less: undistributed earnings allocated to participating securities	(204)	(98)	(344)	(140)
Net income attributable to common stockholders (numerator for basic earnings per share)	63,599	33,712	102,118	55,852
Add back: undistributed earnings allocated to participating securities	204	98	344	140
Less: undistributed earnings reallocated to participating securities	(201)	(96)	(338)	(138)
Numerator for diluted earnings per share under two class method	$63,602	$33,714	$102,124	$55,854

Denominator
Weighted-average common shares outstanding	56,102,684	55,635,454	55,987,525	55,542,325
Add: dilutive effect of stock options	938,322	1,004,199	980,477	688,920
Denominator for diluted earnings per share under two class method	57,041,006	56,639,653	56,968,002	56,231,245

Basic Earnings Per Common Share	$1.13	$0.61	$1.82	$1.01
Diluted Earnings Per Common Share	$1.12	$0.60	$1.79	$0.99

Diluted EPS for the three and six months ended June 30, 2018 excluded options to purchase approximately 0.7 and 0.6 million shares of common stock, respectively, because the effect of their inclusion would be anti-dilutive. For the same periods in 2017, diluted EPS excluded options to purchase approximately 0.9 and 1.4 million shares, respectively.

5.           Accumulated Other Comprehensive Income

The following table sets forth our changes in accumulated other comprehensive income (“AOCI”):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Beginning balance [1]	$-	$9,479	$3,992	$7,730
Adoption of accounting standards (Note 2)	-	-	(3,992)	-
Other comprehensive income before reclassifications	-	2,389	-	4,423
Amounts reclassified from AOCI [2]	-	(692)	-	(977)
Ending balance	$-	$11,176	$-	$11,176

Unrealized gains on available-for-sale metropolitan district bond securities [1] :
Beginning balance	$-	$14,578	$-	$14,341
Other comprehensive income (loss) before reclassifications	-	247	-	484
Amounts reclassified from AOCI	-	-	-	-
Ending balance	$-	$14,825	$-	$14,825

Total ending AOCI	$-	$26,001	$-	$26,001

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

The following table sets forth the activity related to reclassifications out of accumulated other comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Affected Line Item in the Statements of Operations	2018	2017	2018	2017
	(Dollars in thousands)
Homebuilding: Interest and other income	$-	$889	$-	$1,411
Homebuilding: Other-than-temporary impairment of marketable securities	-	(1)	-	(51)
Financial services: Interest and other income	-	308	-	347
Financial services: Other-than-temporary impairment of marketable securities	-	(80)	-	(131)
Income before income taxes	-	1,116	-	1,576
Provision for income taxes	-	(424)	-	(599)
Net income	$-	$692	$-	$977

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

The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis:

		Fair Value
Financial Instrument	Hierarchy	June 30, 2018	December 31, 2017
		(Dollars in thousands)
Cash and cash equivalents
Debt securities (available-for-sale)	Level 1	$34,891	$99,863

Marketable securities
Equity securities	Level 1	$44,328	$42,004
Debt securities (available-for-sale)	Level 1	-	49,634
Total marketable securities		$44,328	$91,638

Mortgage loans held-for-sale, net	Level 2	$107,185	$138,114

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of June 30, 2018 and December 31, 2017.

Cash and cash equivalents (excluding debt securities with an original maturity of three months or less), restricted cash, trade and other receivables, prepaid and other assets, accounts payable, accrued liabilities and borrowings on our revolving credit facility. Fair value approximates carrying value.

Equity securities. Our equity securities consist of holdings in corporate equities, preferred stock and exchange traded funds. As of June 30, 2018, all of our equity securities were recorded at fair value with all changes in fair value recorded to either interest and other income or other expense, dependent upon whether there was a net gain or loss, respectively, in the homebuilding section or financial services section of our consolidated statements of operations and comprehensive income. As of December 31, 2017, all of our equity securities were treated as available-for-sale investments and as such, were recorded at fair value with all changes in fair value initially recorded through AOCI, subject to an assessment to determine if an unrealized loss, if applicable, was other-than-temporary. See Note 2 for further discussion of adoption of new accounting standards.

Debt securities. Our debt securities consist of U.S. government securities. As of June 30, 2018 and December 31, 2017, all of our debt securities were treated as available-for-sale investments and, as such, are recorded at fair value with all changes in fair value initially recorded through AOCI, subject to an assessment to determine if any unrealized loss, if applicable, is other-than-temporary.

Each quarter we assess all of our securities in an unrealized loss position (excluding marketable equity securities subsequent to the adoption of ASU 2016-01 – see Note 2 for further discussion of adoption of new accounting standards) for a potential other-than-temporary impairment (“OTTI”). If the unrealized loss is determined to be other-than-temporary, an OTTI is recorded in other-than-temporary impairment of marketable securities in the homebuilding or financial services sections of our consolidated statements of operations and comprehensive income. During the three and six months ended June 30, 2017, we recorded pretax OTTI’s of $0.1 million and $0.2 million, respectively. No such impairments were recorded during the three and six months ended June 30, 2018.

The following tables set forth the cost and estimated fair value of our available for sale debt securities:

	June 30, 2018
	Amortized Cost Basis	OTTI	Net Amortized Cost	Fair Value
	(Dollars in thousands)
Financial Services
Cash and cash equivalents
Debt securities	$34,891	$-	$34,891	$34,891

	December 31, 2017
	Amortized Cost Basis	OTTI	Net Amortized Cost	Fair Value
	(Dollars in thousands)
Homebuilding
Cash and cash equivalents
Debt securities	$99,663	$-	$99,663	$99,663
Marketable securities
Debt securities	$49,634	$-	$49,634	$49,634
Financial Services
Cash and cash equivalents
Debt securities	$200	$-	$200	$200

The following table reconciles the net gain recognized during the three and six months ended June 30, 2018 on equity securities to the unrealized gain recognized during the periods on equity securities still held at the reporting date.

	June 30, 2018
	Three Months Ended	Six Months Ended
	(Dollars in thousands)
Net gain recognized during the period on equity securities	$1,278	$125
Less: Net loss recognized during the period on equity securities sold during the period	(63)	(435)
Unrealized gain recognized during the reporting period on equity securities still held at the reporting date	$1,341	$560

Mortgage loans held-for-sale, net.  Our mortgage loans held-for-sale, which are measured at fair value on a recurring basis, include (1) mortgage loans held-for-sale that are under commitments to sell and (2) mortgage loans held-for-sale that are not under commitments to sell. At June 30, 2018 and December 31, 2017, we had $96.4 million and $103.5 million, respectively, of mortgage loans held-for-sale under commitments to sell. The fair value for those loans was based on quoted market prices for those mortgage loans, which are Level 2 fair value inputs. At June 30, 2018 and December 31, 2017, we had $10.8 million and $34.6 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input.

Gains on sales of mortgage loans, net, are included as a component of revenues in the financial services section of our consolidated statements of operations and comprehensive income. For the three and six months ended June 30, 2018, we recorded net gains on the sales of mortgage loans of $10.3 million and $19.3 million, respectively, compared to $10.2 million and $18.7 million for the same periods in the prior year, respectively.

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

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
$250 Million 5⅝% Senior Notes due February 2020, net	$248,344	$256,911	$247,853	$261,991
$250 Million 5½% Senior Notes due January 2024, net	248,685	251,829	248,585	263,617
$500 Million 6% Senior Notes due January 2043, net	490,243	430,155	490,159	493,094
Total	$987,272	$938,895	$986,597	$1,018,702

7.           Inventories

The following table sets forth, by reportable segment, information relating to our homebuilding inventories:

	June 30,	December 31,
	2018	2017
	(Dollars in thousands)
Housing completed or under construction:
West	$571,762	$489,136
Mountain	396,272	328,897
East	109,372	118,652
Subtotal	1,077,406	936,685
Land and land under development:
West	613,931	517,697
Mountain	308,304	309,072
East	55,459	66,282
Subtotal	977,694	893,051
Total inventories	$2,055,100	$1,829,736

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

If land is classified as held for sale, in accordance with ASC 360, we measure it at the lower of the carrying value or fair value less estimated costs to sell. In determining fair value, we primarily rely upon the most recent negotiated price which is a Level 2 input. If a negotiated price is not available, we will consider several factors including, but not limited to, current market conditions, recent comparable sales transactions and market analysis studies, which are considered Level 3 inputs. If the fair value less estimated costs to sell is lower than the current carrying value, the land is impaired down to its estimated fair value less costs to sell.

Impairments of homebuilding inventory by segment for the three and six months ended June 30, 2018 and 2017 are shown in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
West	$-	$-	$375	$4,100
Mountain	-	-	175	-
East	200	-	200	750
Total inventory impairments	$200	$-	$750	$4,850

The table below provides quantitative data, for the periods presented, used in determining the fair value of the impaired inventory.

	Impairment Data				Quantitative Data
Three Months Ended	Total Subdivisions Tested	Inventory Impairments	Fair Value of Inventory After Impairments	Number of Subdivisions Impaired	Discount Rate
	(Dollars in thousands)
March 31, 2018	24	$550	$5,223	2		12%
June 30, 2018	17	$200	$767	1		12%

March 31, 2017	33	$4,850	$19,952	2	12%	to	18%
June 30, 2017	35	$-	$-	-		N/A

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Homebuilding interest incurred	$15,639	$13,194	$31,264	$26,382
Less: Interest capitalized	(15,639)	(13,194)	(31,264)	(26,382)
Homebuilding interest expensed	$-	$-	$-	$-

Interest capitalized, beginning of period	$58,738	$66,076	$57,541	$68,085
Plus: Interest capitalized during period	15,639	13,194	31,264	26,382
Less: Previously capitalized interest included in home and land cost of sales	(16,150)	(17,179)	(30,578)	(32,376)
Interest capitalized, end of period	$58,227	$62,091	$58,227	$62,091

9.           Homebuilding Prepaid and Other Assets

The following table sets forth the components of homebuilding prepaid and other assets:

	June 30,	December 31,
	2018	2017
	(Dollars in thousands)
Deferred marketing costs (Note 2)	$-	$34,227
Land option deposits	28,745	22,203
Goodwill	6,008	6,008
Prepaid expenses	4,328	6,128
Deferred debt issuance costs on revolving credit facility, net	5,326	5,880
Other	1,043	1,220
Total	$45,450	$75,666

10.         Homebuilding Accrued Liabilities and Financial Services Accounts Payable and Accrued Liabilities

The following table sets forth information relating to homebuilding accrued liabilities:

	June 30,	December 31,
	2018	2017
	(Dollars in thousands)
Customer and escrow deposits	$45,539	$36,144
Warranty accrual	25,666	21,909
Accrued compensation and related expenses	25,040	32,600
Accrued interest	27,734	27,734
Construction defect claim reserves	8,084	8,406
Land development and home construction accruals	7,390	8,001
Other accrued liabilities	29,446	31,518
Total accrued liabilities	$168,899	$166,312

The following table sets forth information relating to financial services accounts payable and accrued liabilities:

	June 30,	December 31,
	2018	2017
	(Dollars in thousands)
Insurance reserves	$42,623	$44,280
Accounts payable and other accrued liabilities	10,662	8,821
Total accounts payable and accrued liabilities	$53,285	$53,101

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

The table set forth below summarizes accrual, adjustment and payment activity related to our warranty accrual for the three and six months ended June 30, 2018 and 2017. For the six months ended June 30, 2018 and 2017, we recorded adjustments to increase our warranty accrual by $3.1 million and $0.1 million, respectively. No such adjustments were recorded during the three months ended June 30, 2018 and 2017. The adjustments recorded during the six months ended June 30, 2018 were due to higher than expected recent warranty related expenditures.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$25,113	$20,770	$21,909	$20,678
Expense provisions	3,749	2,836	6,347	5,243
Cash payments	(3,196)	(2,641)	(5,696)	(5,006)
Adjustments	-	-	3,106	50
Balance at end of period	$25,666	$20,965	$25,666	$20,965

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

The table set forth below summarizes our insurance and construction defect claim reserves activity for the three and six months ended June 30, 2018 and 2017. These reserves are included as a component of accrued liabilities in either the financial services or homebuilding sections of the consolidated balance sheets.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$53,395	$51,851	$52,686	$50,954
Expense provisions	2,733	2,385	5,037	4,501
Cash payments, net of recoveries	(5,421)	(4,589)	(7,016)	(5,808)
Balance at end of period	$50,707	$49,647	$50,707	$49,647

In the ordinary course of business, we make payments from our insurance and construction defect claim reserves to settle litigation claims arising from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the three and six months ended June 30, 2018 and 2017 are not necessarily indicative of what future cash payments will be for subsequent periods.

13.         Income Taxes

Our overall effective income tax rates were 16.6% and 19.3% for the three and six months ended June 30, 2018, respectively, and 34.7% and 36.4% for the three and six months ended June 30, 2017, respectively. The rates for the three and six months ended June 30, 2018 resulted in income tax expense of $12.7 million and $24.5 million, respectively, compared to income tax expense of $18.0 million and $32.1 million for the three and six months ended June 30, 2017, respectively. The year-over-year decrease in our effective tax rate for the three and six months ended June 30, 2018 was impacted by the following items:

(1) The net impact from the enactment of the Act, which reduced the U.S. federal corporate income tax rate from 35% to 21% but also reduced the deductibility of certain executive based compensation and eliminated the domestic manufacturing deduction.

(2) Our estimated effective tax rate for the 2017 full year as of June 30, 2017 included no estimate for energy tax credits as the tax provision had expired and had not been extended for 2017. However, in February 2018, the Bipartisan Budget Act of 2018 was signed into law, retroactively extending energy tax credits for 2017. As a result, for the three and six months ended June 30, 2018, we recorded discrete tax adjustments for energy tax credits of $6.8 million and $8.0 million, respectively. The majority of these tax credits relate to certificates associated with 2017 closings that have been received throughout the first six months of 2018. The remaining credits are related to certificates received from closings in other open tax years prior to 2017. As of June 30, 2018, energy tax credits for 2018 were not approved and as a result, no such estimate has been included in our estimated effective tax rate for 2018.

(3) In the 2017 first quarter, we established a discrete valuation allowance against certain state net operating loss carryforwards. No such valuation allowances were established during the six months ended June 30, 2018.

At June 30, 2018 and December 31, 2017 we had deferred tax assets, net of valuation allowances and deferred tax liabilities, of $37.4 million and $41.5 million, respectively. The valuation allowances were primarily related to various state net operating loss carryforwards where realization is more uncertain at this time due to the limited carryforward periods that exist in certain states.

During the quarter ended June 30, 2018, there were no changes to the provisional amounts recorded in our December 31, 2017 financial statements. As the Internal Revenue Service has not yet issued additional guidance regarding performance-based executive compensation provisions that were changed as a result of the Act, we are still analyzing the impact this change will have on our estimates. In the second quarter, the Company continued to apply the guidance in SAB 118 when accounting for the enactment date effects of the Act.

14.         Senior Notes

The carrying value of our senior notes as of June 30, 2018 and December 31, 2017, net of any unamortized debt issuance costs or discount, were as follows:

	June 30,	December 31,
	2018	2017
	(Dollars in thousands)
5⅝% Senior Notes due February 2020, net	$248,344	$247,853
5½% Senior Notes due January 2024, net	248,685	248,585
6% Senior Notes due January 2043, net	490,243	490,159
Total	$987,272	$986,597

Our senior notes are not secured and, while the senior note indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries.

15.         Stock-Based Compensation

We account for share-based awards in accordance with ASC Topic 718 Compensation–Stock Compensation (“ASC 718”), which requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period. Stock-based compensation awards are valued at fair value on the date of grant. The following table sets forth share-based award expense activity for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Stock option grants expense	$141	$80	$197	$172
Restricted stock awards expense	620	460	1,364	963
Performance share units expense	4,063	903	4,514	903
Total stock based compensation	$4,824	$1,443	$6,075	$2,038

On May 23, 2018, June 20, 2017 and July 25, 2016, the Company granted long term performance stock unit awards (“PSUs”) to each of the CEO, the COO, and the Chief Financial Officer (“CFO”) under the Company’s 2011 Equity Incentive Plan. The PSUs will be earned based upon the Company’s performance, over a three year period (the “Performance Period”), measured by increasing home sale revenues over a “Base Period”. Each award is conditioned upon the Company achieving an average gross margin from home sales (excluding impairments) of at least fifteen percent (15%) over the Performance Period. Target goals will be earned if the Company’s three year average home sale revenues over the Performance Period (“Performance Revenues”) exceed the home sale revenues over the Base Period (“Base Revenues”) by at least 10% but less than 20%. If Performance Revenues exceed the Base Revenues by at least 5% but less than 10%, 50% of the Target Goals will be earned (“Threshold Goals”). If Performance Revenues exceed the Base Revenues by at least 20%, 200% of the Target Goals will be earned (“Maximum Goals”). For the PSUs granted in 2017 and 2018, the number of PSUs earned shall be adjusted to be proportional to the partial performance between the Threshold Goals, Target Goals and Maximum Goals. Details for each defined term above for both grants have been provided in the table below.

					Threshold Goal		Target Goal		Maximum Goal
Awardee	Date of Award	Performance Period	Base Period	Base Period Revenues	PSUs	Home Sale Revenues	PSUs	Home Sale Revenues	PSUs	Home Sale Revenues	Fair Value per Share	Maximum Potential Expense to be Recognized*
CEO		July 1, 2016	July 1, 2015		56,700		113,400		226,800			$4,815
COO	July 25, 2016	to	to	$1.975 billion	56,700	$2.074 billion	113,400	$2.173 billion	226,800	$2.370 billion	$21.23	4,815
CFO		June 30, 2019	June 30, 2016		14,175		28,350		56,700			1,204
												$10,834

CEO		April 1, 2017	April 1, 2016		59,400		118,800		237,600			$7,142
COO	June 20, 2017	to	to	$2.426 billion	59,400	$2.547 billion	118,800	$2.669 billion	237,600	$2.911 billion	$30.06	7,142
CFO		March 31, 2020	March 31, 2017		14,850		29,700		59,400			1,786
												$16,070

CEO		April 1, 2018	April 1, 2017		60,000		120,000		240,000			$6,629
COO	May 23, 2018	to	to	$2.543 billion	60,000	$2.670 billion	120,000	$2.797 billion	240,000	$3.052 billion	$27.62	6,629
CFO		March 31, 2021	March 31, 2018		15,000		30,000		60,000			1,657
												$14,915

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

2016 PSU Grants. In the 2018 second quarter, the Company determined that achievement of the Maximum Goals for these awards was probable and as such, the Company recorded share-based award expense related to the awards of $4.1 million and $4.5 million for the three and six months ended June 30, 2018, respectively. As of June 30, 2017, the Company had concluded that achievement of the Threshold Goals was probable and, as such, recorded share-based award expense related to the awards of $0.9 million for the three and six months ended June 30, 2017.

2017 and 2018 PSU Grants. For the PSUs granted in June of 2017 and in May of 2018, the Company concluded that achievement of any of the performance metrics has not met the level of probability required to record compensation expense and, as such, no expense related to these awards has been recognized as of June 30, 2018.

16.         Commitments and Contingencies

Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At June 30, 2018, we had outstanding surety bonds and letters of credit totaling $205.4 million and $72.0 million, respectively, including $39.3 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $71.9 million and $33.5 million, respectively. All letters of credit as of June 30, 2018, excluding those issued by HomeAmerican, were issued under our unsecured revolving credit facility (see Note 18 for further discussion of the revolving credit facility). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

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

Lot Option Contracts. In the ordinary course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allow us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, and minimizes the amount of land inventories on our consolidated balance sheets. In certain cases, these contracts will be settled shortly following the end of the period. Our obligation with respect to Option Contracts is generally limited to forfeiture of the related deposits. At June 30, 2018, we had cash deposits and letters of credit totaling $24.8 million and $6.0 million, respectively, at risk associated with the option to purchase 8,882 lots.

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

At June 30, 2018, we had interest rate lock commitments with an aggregate principal balance of $191.8 million. Additionally, we had $10.6 million of mortgage loans held-for-sale at June 30, 2018 that had not yet been committed to a mortgage purchaser. In order to hedge the changes in fair value of our interest rate lock commitments and mortgage loans held-for-sale that had not yet been committed to a mortgage purchaser, we had forward sales of securities totaling $110.0 million at June 30, 2018.

For the three and six months ended June 30, 2018, we recorded net gains of $0.8 million and $2.3 million, respectively, on our derivatives, compared to a net gain of $0.2 million and a net loss of $0.0 million for the same periods in 2017.

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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of June 30, 2018.

We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At June 30, 2018 and December 31, 2017, there were $32.7 million and $32.0 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. We had $15.0 million outstanding under the Revolving Credit Facility as of June 30, 2018 and December 31, 2017. As of June 30, 2018, availability under the Revolving Credit Facility was approximately $652.3 million.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). Effective August 10, 2017, the Mortgage Repurchase Facility was amended to extend its termination date to August 9, 2018. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased on June 27, 2018 from $75 million to $100 million and was effective through July 26, 2018. The Mortgage Repurchase Facility also had a temporary increase in the maximum aggregate commitment from $75 million to $115 million on December 27, 2017 and was effective through January 25, 2018. At June 30, 2018 and December 31, 2017, HomeAmerican had $80.8 million and $112.3 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is LIBOR-based.

The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of June 30, 2018.

19.         Related Party Transactions

We contributed $1.5 million in cash to the MDC/Richmond American Homes Foundation (the “Foundation”) during the six months ended June 30, 2017. The Foundation is a non-profit organization operated exclusively for charitable, educational and other purposes beneficial to social welfare within the meaning of Section 501(c)(3) of the Internal Revenue Code. The following Directors and/or officers of the Company served as directors of the Foundation at June 30, 2018, all of whom serve without compensation:

Name	MDC Title
Larry A. Mizel	Chariman and CEO
David D. Mandarich	President and COO

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

Supplemental Condensed Combining Balance Sheet

	June 30, 2018
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and cash equivalents	$373,344	$4,875	$-	$-	$378,219
Marketable securities	-	-	-	-	-
Restricted cash	-	7,443	-	-	7,443
Trade and other receivables	5,917	51,073	-	(2,271)	54,719
Inventories:
Housing completed or under construction	-	1,077,406	-	-	1,077,406
Land and land under development	-	977,694	-	-	977,694
Total inventories	-	2,055,100	-	-	2,055,100

Intercompany receivables	1,812,520	12,314	-	(1,824,834)	-
Investment in subsidiaries	308,599	-	-	(308,599)	-
Property and equipment, net	23,595	31,517	-	-	55,112
Deferred tax asset, net	37,899	-	-	(549)	37,350
Prepaid and other assets	7,596	37,854	-	-	45,450
Total homebuilding assets	2,569,470	2,200,176	-	(2,136,253)	2,633,393

Financial Services:
Cash and cash equivalents	-	-	47,661	-	47,661
Marketable securities	-	-	44,328	-	44,328
Intercompany receivables	-	-	23,019	(23,019)	-
Mortgage loans held-for-sale, net	-	-	107,185	-	107,185
Other assets	-	-	14,513	549	15,062
Total financial services assets	-	-	236,706	(22,470)	214,236
Total Assets	$2,569,470	$2,200,176	$236,706	$(2,158,723)	$2,847,629

LIABILITIES AND EQUITY

Homebuilding:
Accounts payable	$-	$52,513	$-	$-	$52,513
Accrued liabilities	42,024	124,883	-	1,992	168,899
Advances and notes payable to parent and subsidiaries	35,333	1,780,452	27,789	(1,843,574)	-
Revolving credit facility	15,000	-	-	-	15,000
Senior notes, net	987,272	-	-	-	987,272
Total homebuilding liabilities	1,079,629	1,957,848	27,789	(1,841,582)	1,223,684

Financial Services:
Accounts payable and other liabilities	-	-	57,548	(4,263)	53,285
Advances and notes payable to parent and subsidiaries	-	-	4,279	(4,279)	-
Mortgage repurchase facility	-	-	80,819	-	80,819
Total financial services liabilities	-	-	142,646	(8,542)	134,104
Total Liabilities	1,079,629	1,957,848	170,435	(1,850,124)	1,357,788

Equity:
Total Stockholders' Equity	1,489,841	242,328	66,271	(308,599)	1,489,841
Total Liabilities and Stockholders' Equity	$2,569,470	$2,200,176	$236,706	$(2,158,723)	$2,847,629

Supplemental Condensed Combining Balance Sheet

	December 31, 2017
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and cash equivalents	$468,718	$4,239	$-	$-	$472,957
Marketable securities	49,634	-	-	-	49,634
Restricted cash	-	8,812	-	-	8,812
Trade and other receivables	8,200	47,422	-	(2,260)	53,362
Inventories:
Housing completed or under construction	-	936,685	-	-	936,685
Land and land under development	-	893,051	-	-	893,051
Total inventories	-	1,829,736	-	-	1,829,736

Intercompany receivables	1,578,830	2,803	5,291	(1,586,924)	-
Investment in subsidiaries	317,400	-	-	(317,400)	-
Property and equipment, net	24,557	1,882	-	-	26,439
Deferred tax assets, net	42,862	-	-	(1,382)	41,480
Other assets	7,260	68,406	-	-	75,666
Total Homebuilding Assets	2,497,461	1,963,300	5,291	(1,907,966)	2,558,086

Financial Services:
Cash and cash equivalents	-	-	32,471	-	32,471
Marketable securities	-	-	42,004	-	42,004
Intercompany receivables	-	-	40,139	(40,139)	-
Mortgage loans held-for-sale, net	-	-	138,114	-	138,114
Other assets	-	-	8,235	1,382	9,617
Total Financial Services Assets	-	-	260,963	(38,757)	222,206
Total Assets	$2,497,461	$1,963,300	$266,254	$(1,946,723)	$2,780,292

LIABILITIES AND EQUITY

Homebuilding:
Accounts payable	$-	$39,655	$-	$-	$39,655
Accrued liabilities	40,344	122,544	37	3,387	166,312
Advances and notes payable to parent and subsidiaries	48,233	1,547,593	27,015	(1,622,841)	-
Revolving credit facility	15,000	-	-	-	15,000
Senior notes, net	986,597	-	-	-	986,597
Total Homebuilding Liabilities	1,090,174	1,709,792	27,052	(1,619,454)	1,207,564

Financial Services:
Accounts payable and accrued liabilities	-	-	58,748	(5,647)	53,101
Advances and notes payable to parent and subsidiaries	-	-	4,222	(4,222)	-
Mortgage repurchase facility	-	-	112,340	-	112,340
Total Financial Services Liabilities	-	-	175,310	(9,869)	165,441
Total Liabilities	1,090,174	1,709,792	202,362	(1,629,323)	1,373,005

Equity:
Total Stockholders' Equity	1,407,287	253,508	63,892	(317,400)	1,407,287
Total Liabilities and Stockholders' Equity	$2,497,461	$1,963,300	$266,254	$(1,946,723)	$2,780,292

Supplemental Condensed Combining Statement of Operations

	Three Months Ended June 30, 2018
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$749,608	$-	$-	$749,608
Cost of sales	-	(606,403)	-	-	(606,403)
Inventory impairments	-	(200)	-	-	(200)
Gross margin	-	143,005	-	-	143,005
Selling, general, and administrative expenses	(16,619)	(64,729)	-	(223)	(81,571)
Equity income of subsidiaries	75,341	-	-	(75,341)	-
Interest and other income	1,783	292	2	(303)	1,774
Other expense	8	(879)	-	-	(871)
Homebuilding pretax income (loss)	60,513	77,689	2	(75,867)	62,337
Financial Services:
Financial services pretax income	-	-	13,753	526	14,279
Income before income taxes	60,513	77,689	13,755	(75,341)	76,616
(Provision) benefit for income taxes	3,386	(12,867)	(3,236)	-	(12,717)
Net income	$63,899	$64,822	$10,519	$(75,341)	$63,899
Other comprehensive income related to available-for-sale securities, net of tax	-	-	-	-	-
Comprehensive income	$63,899	$64,822	$10,519	$(75,341)	$63,899

	Three Months Ended June 30, 2017
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$648,971	$-	$-	$648,971
Cost of sales	-	(540,279)	-	-	(540,279)
Inventory impairments	-	-	-	-	-
Gross margin	-	108,692	-	-	108,692
Selling, general, and administrative expenses	(12,233)	(58,284)	-	(192)	(70,709)
Equity income of subsidiaries	40,109	-	-	(40,109)	-
Interest and other income	2,332	666	3	(154)	2,847
Other expense	8	(674)	-	-	(666)
Other-than-temporary impairment of marketable securities	(1)	-	-	-	(1)
Homebuilding pretax income (loss)	30,215	50,400	3	(40,455)	40,163
Financial Services:
Financial services pretax income	-	-	11,385	346	11,731
Income before income taxes	30,215	50,400	11,388	(40,109)	51,894
(Provision) benefit for income taxes	3,656	(17,479)	(4,200)	-	(18,023)
Net income	$33,871	$32,921	$7,188	$(40,109)	$33,871
Other comprehensive income related to available-for-sale securities, net of tax	1,944	-	456	(456)	1,944
Comprehensive income	$35,815	$32,921	$7,644	$(40,565)	$35,815

Supplemental Condensed Combining Statement of Operations

	Six Months Ended June 30, 2018
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$1,357,296	$-	$-	$1,357,296
Home and land cost of sales	-	(1,103,035)	-	-	(1,103,035)
Inventory impairments	-	(750)	-	-	(750)
Gross margin	-	253,511	-	-	253,511
Selling, general, and administrative expenses	(29,427)	(123,058)	-	(427)	(152,912)
Equity income of subsidiaries	122,510	-	-	(122,510)	-
Interest and other income	3,556	610	4	(537)	3,633
Other expense	15	(1,449)	-	-	(1,434)
Other-than-temporary impairment of marketable securities	-	-	-	-	-
Homebuilding pretax income (loss)	96,654	129,614	4	(123,474)	102,798
Financial Services:
Financial services pretax income	-	-	23,386	964	24,350
Income before income taxes	96,654	129,614	23,390	(122,510)	127,148
(Provision) benefit for income taxes	6,009	(24,959)	(5,535)	-	(24,485)
Net income	$102,663	$104,655	$17,855	$(122,510)	$102,663
Other comprehensive income related to available for sale securities, net of tax	-	-	-	-	-
Comprehensive income	$102,663	$104,655	$17,855	$(122,510)	$102,663

	Six Months Ended June 30, 2017
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$1,212,697	$-	$-	$1,212,697
Home and land cost of sales	-	(1,009,432)	-	-	(1,009,432)
Inventory impairments	-	(4,850)	-	-	(4,850)
Gross margin	-	198,415	-	-	198,415
Selling, general, and administrative expenses	(24,628)	(112,005)	-	(374)	(137,007)
Equity income of subsidiaries	69,140	-	-	(69,140)	-
Interest and other income	4,008	1,340	4	(178)	5,174
Other expense	16	(1,033)	-	-	(1,017)
Other-than-temporary impairment of marketable securities	(51)	-	-	-	(51)
Homebuilding pretax income (loss)	48,485	86,717	4	(69,692)	65,514
Financial Services:
Financial services pretax income	-	-	22,188	552	22,740
Income before income taxes	48,485	86,717	22,192	(69,140)	88,254
(Provision) benefit for income taxes	7,635	(31,574)	(8,195)	-	(32,134)
Net income	$56,120	$55,143	$13,997	$(69,140)	$56,120
Other comprehensive income related to available for sale securities, net of tax	3,930	-	1,290	(1,290)	3,930
Comprehensive income	$60,050	$55,143	$15,287	$(70,430)	$60,050

Supplemental Condensed Combining Statement of Cash Flows

	Six Months Ended June 30, 2018
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(3,430)	$(96,911)	$44,153	$-	$(56,188)
Net cash provided by (used in) investing activities	(63,986)	(12,786)	(2,218)	113,740	34,750
Financing activities:
Payments from (advances to) subsidiaries	-	108,964	4,776	(113,740)	-
Mortgage repurchase facility	-	-	(31,521)	-	(31,521)
Dividend payments	(33,793)	-	-	-	(33,793)
Proceeds from exercise of stock options	5,835	-	-	-	5,835
Net cash provided by (used in) financing activities	(27,958)	108,964	(26,745)	(113,740)	(59,479)

Net increase (decrease) in cash and cash equivalents	(95,374)	(733)	15,190	-	(80,917)
Cash and cash equivalents:
Beginning of period	468,718	13,051	32,471	-	514,240
End of period	$373,344	$12,318	$47,661	$-	$433,323

	Six Months Ended June 30, 2017
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$32,086	$35,754	$54,296	$-	$122,136
Net cash provided by (used in) investing activities	41,069	(88)	(59)	(42,879)	(1,957)
Financing activities:
Payments from (advances to) subsidiaries	-	(33,340)	(9,539)	42,879	-
Mortgage repurchase facility	-	-	(45,358)	-	(45,358)
Dividend payments	(25,809)	-	-	-	(25,809)
Proceeds from the exercise of stock options	7,304	-	-	-	7,304
Net cash provided by (used in) financing activities	(18,505)	(33,340)	(54,897)	42,879	(63,863)

Net increase (decrease) in cash and cash equivalents	54,650	2,326	(660)	-	56,316
Cash and cash equivalents:
Beginning of period	255,679	7,186	23,822	-	286,687
End of period	$310,329	$9,512	$23,162	$-	$343,003

ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are based upon management’s experiences, observations, and analyses. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in "Item 1A: Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2017 and this Quarterly Report on Form 10-Q. The Company distributed an 8% stock dividend on December 19, 2017 to shareholders of record on December 5, 2017. In accordance with Accounting Standards Codification 260, “Earnings per Share,” basic and diluted earnings per share amounts, weighted-average shares outstanding, and dividends declared per share have been restated for all periods presented to reflect the effect of this stock dividend.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$749,608	$647,620	$1,357,296	$1,211,099
Land sale revenues	-	1,351	-	1,598
Total home and land sale revenues	749,608	648,971	1,357,296	1,212,697
Home cost of sales	(606,403)	(539,077)	(1,103,035)	(1,008,019)
Land cost of sales	-	(1,202)	-	(1,413)
Inventory impairments	(200)	-	(750)	(4,850)
Total cost of sales	(606,603)	(540,279)	(1,103,785)	(1,014,282)
Gross margin	143,005	108,692	253,511	198,415
Gross margin %	19.1%	16.7%	18.7%	16.4%
Selling, general and administrative expenses	(81,571)	(70,709)	(152,912)	(137,007)
Interest and other income	1,774	2,847	3,633	5,174
Other expense	(871)	(666)	(1,434)	(1,017)
Other-than-temporary impairment of marketable securities	-	(1)	-	(51)
Homebuilding pretax income	62,337	40,163	102,798	65,514

Financial Services:
Revenues	21,372	19,073	40,407	37,052
Expenses	(9,611)	(8,500)	(18,442)	(16,398)
Interest and other income	2,518	1,238	2,385	2,217
Other-than-temporary impairment of marketable securities	-	(80)	-	(131)
Financial services pretax income	14,279	11,731	24,350	22,740

Income before income taxes	76,616	51,894	127,148	88,254
Provision for income taxes	(12,717)	(18,023)	(24,485)	(32,134)
Net income	$63,899	$33,871	$102,663	$56,120

Earnings per share:
Basic	$1.13	$0.61	$1.82	$1.01
Diluted	$1.12	$0.60	$1.79	$0.99

Weighted average common shares outstanding:
Basic	56,102,684	55,635,454	55,987,525	55,542,325
Diluted	57,041,006	56,639,653	56,968,002	56,231,245

Dividends declared per share	$0.30	$0.23	$0.60	$0.46

Cash provided by (used in):
Operating Activities	$5,298	$27,799	$(56,188)	$122,136
Investing Activities	$41,127	$(457)	$34,750	$(1,957)
Financing Activities	$(20,682)	$(8,630)	$(59,479)	$(63,863)

Overview

Three Months Ended June 30, 2018

For the three months ended June 30, 2018, our net income was $63.9 million, or $1.12 per diluted share, an 89% increase compared to net income of $33.9 million, or $0.60 per diluted share, for the same period in the prior year. The increase was primarily the result of a $22.2 million improvement in our pretax income from homebuilding operations, which was driven by a 16% increase in home sale revenues coupled with a 230 basis point improvement in our gross margin from home sales. Additionally, net income benefited significantly from a decrease in our effective tax rate that was mostly due to (1) a $6.8 million discrete benefit resulting from the identification of additional homes (closed in prior periods) that are eligible for federal energy tax credits and (2) the Tax Cuts and Jobs Act that was signed into law in December 2017.

Home sale revenues were up from $647.6 million in the 2017 second quarter to $749.6 million in the 2018 second quarter. The $102.0 million year-over-year improvement was the result of a 7% increase in the number of homes delivered and an 8% increase in the average sales price of those homes.

The dollar value of our net new home orders increased 9% from the prior year period, driven mostly by an 8% improvement in our monthly sales absorption rate to 3.68, which was our highest second quarter absorption pace since 2005.

Six Months Ended June 30, 2018

For the six months ended June 30, 2018, our net income was $102.7 million, or $1.79 per diluted share, an 83% increase compared to net income of $56.1 million, or $0.99 per diluted share, for the same period in the prior year. Similar to the 2018 second quarter commentary above, the increase was primarily driven by an improvement in home sale revenues, a significant improvement in our gross margin from home sales and a decrease in our effective tax rate primarily due to federal energy tax credits and the Tax Cuts and Jobs Act.

Industry Conditions and Outlook for MDC*

Low new and existing home inventories, healthy consumer demand and the success of our more affordable product offering have combined to drive a favorable pricing environment for our Company, resulting in a significant expansion of our gross margin during the first half of 2018.

Mortgage interest rates have recently stabilized following an uptick seen earlier in the year, although the Federal Reserve continued to signal further increases to the federal funds rate during the balance of 2018. With the cost of home ownership rising, we continued to focus on growing our more affordable product portfolio during the second quarter. During the quarter, we approved almost 3,700 lots for purchase, and our SeasonsTM collection represented nearly 50% of these approvals. Our total lots controlled at the end the quarter were 23,626, up 38% year-over-year.

We are maintaining our expectation for year-over-year period-end community count growth of at least 10% by the end of 2018. Our dollar value of homes in backlog to end the 2018 second quarter was up 16% year-over-year to $1.95 billion, providing a solid foundation for a year-over-year increase in home sale revenues for the remainder of 2018. Furthermore, our average gross margin in backlog at June 30, 2018 remained healthy, at a level roughly even with the 2018 second quarter closing gross margin of 19.1%. And our liquidity to end the 2018 second quarter was up 18% year-over-year to $1.14 billion, providing us with resources to fund our growth objectives.

* See "Forward-Looking Statements" below.

Homebuilding

Pretax Income:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(Dollars in thousands)
West	$37,708	$21,134	$16,574	78%	$62,081	$36,589	$25,492	70%
Mountain	35,854	24,541	11,313	46%	60,039	42,771	17,268	40%
East	4,141	4,734	(593)	(12)%	7,516	7,376	140	2%
Corporate	(15,366)	(10,246)	(5,120)	(50)%	(26,838)	(21,222)	(5,616)	26%
Total Homebuilding pretax income	$62,337	$40,163	$22,174	55%	$102,798	$65,514	$37,284	57%

For the three months ended June 30, 2018, we recorded homebuilding pretax income of $62.3 million, an increase of $22.2 million from $40.2 million for the same period in the prior year. The increase was primarily attributable to a 16% increase in home sale revenues and a 230 basis point improvement in our gross margin from home sales.

Our West segment experienced a $16.6 million year-over-year improvement in pretax income, primarily due to a 21% increase in home sale revenues and an improved gross margin from home sales. Our Mountain segment experienced an $11.3 million year-over-year improvement in pretax income primarily driven by a 20% increase in home sale revenues and an improved gross margin from home sales. The pretax loss for our Corporate segment increased from the prior year primarily as a result of an increase in compensation expense due to an increase in headcount as well as $3.6 million in additional stock-based compensation expense associated with certain performance-based stock awards.

For the six months ended June 30, 2018, we recorded homebuilding pretax income of $102.8 million, compared to $65.5 million for the same period in the prior year, an increase of $37.3 million, or 57%. The increase was primarily attributable to a 12% increase in home sale revenues and a 230 basis point improvement in our gross margin from home sales.

The year-over-year increases in pretax income for our West and Mountain segments were driven primarily by higher home sale revenues of 12% and 20%, respectively, as well as improved gross margins from home sales. Our West segment also benefited from a $3.7 million reduction in inventory impairments. The pretax loss for our Corporate segment increased from the prior year primarily as a result of an increase in compensation expense due to an increase in headcount as well as the additional stock-based compensation expense discussed above.

Assets:

	June 30,	December 31,	Change
	2018	2017	Amount	%
	(Dollars in thousands)
West	$1,268,004	$1,084,756	$183,248	17%
Mountain	740,414	674,057	66,357	10%
East	179,445	201,684	(22,239)	(11)%
Corporate	445,530	597,589	(152,059)	(25)%
Total homebuilding assets	$2,633,393	$2,558,086	$75,307	3%

Total homebuilding assets increased only slightly from December 31, 2017 to June 30, 2018. Homebuilding assets in both our West and Mountain segments increased due to a higher number of homes completed or under construction as a result of an increase in backlog under construction during the six months ended June 30, 2018. Significant land acquisition activity drove increases in land and land under development balances in our West segment, further contributing to the higher homebuilding asset balance as of June 30, 2018. However, the funds for the land acquisition and construction activity came from our Corporate segment, driving an offsetting decline in our Corporate segment’s assets. In addition, our East segment assets decreased due to a lesser investment in our mid-Atlantic market over the past two years; however, as is noted by the 45% year-over-year increase in lots owned and optioned in our East segment (25% year-over-year increase in our mid-Atlantic market), we have begun reinvesting in this market recently.

New Home Deliveries & Home Sale Revenues:

Changes in home sale revenues are impacted by changes in the number of new homes delivered and the average selling price of those delivered homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	Three Months Ended June 30,
	2018			2017			% Change
	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price
	(Dollars in thousands)
West	769	$391,806	$509.5	728	$323,758	$444.7	6%	21%	15%
Mountain	522	268,541	514.4	462	223,005	482.7	13%	20%	7%
East	221	89,261	403.9	222	100,857	454.3	(0)%	(11)%	(11)%
Total	1,512	$749,608	$495.8	1,412	$647,620	$458.7	7%	16%	8%

	Six Months Ended June 30,
	2018			2017			% Change
	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price
	(Dollars in thousands)
West	1,450	$711,315	$490.6	1,433	$632,838	$441.6	1%	12%	11%
Mountain	938	477,173	508.7	831	395,896	476.4	13%	21%	7%
East	398	168,808	424.1	404	182,365	451.4	(1)%	(7)%	(6)%
Total	2,786	$1,357,296	$487.2	2,668	$1,211,099	$453.9	4%	12%	7%

West Segment Commentary

For both the three and six months ended June 30, 2018, we realized near double-digit year-over-year percentage increases in average selling price in each of our markets in the West segment, due to price increases implemented over the past twelve months and a shift in mix as a result of an increased proportion of closings coming from California, which has the highest average selling price in this segment. Our total new homes delivered were up for both the three and six months ended June 30, 2018 primarily due to an increase in the number of homes in backlog to start the respective periods, which were up 17% and 8%, respectively. The impact of the increased homes in backlog to start the respective periods was partially offset by a lower backlog conversion rate as a higher percentage of our homes in backlog to start each period were in California, which has the longest construction cycle times in this segment.

Mountain Segment Commentary

For both the three and six months ended June 30, 2018, our Mountain segment experienced a 13% year-over-year increase in the number of new homes delivered as a result of increases in the number of homes in backlog to start the respective periods of 20% and 17%. The average selling price of homes delivered was up 7% as compared to the respective periods in the prior year. While we have seen price increases implemented in most communities in this segment, we have also seen a slight shift in mix to lower priced communities, consistent with our focus on offering more affordable home plans.

East Segment Commentary

For both the three and six months ended June 30, 2018, the decrease in the average selling price of homes closed in our East segment is due to mix as a result of (1) a higher percentage of our deliveries coming from our Florida markets, which have a lower average selling price than our mid-Atlantic market and (2) a higher percentage of deliveries in this segment coming from communities that offer more affordable home plans. Slightly lower deliveries for both the three and six months ended June 30, 2018, as compared to the same periods in the prior year, were driven by year-over-year declines of 10% and 3%, respectively, in the number of homes in backlog to start the respective periods. The impact of the lower number of homes in backlog to start the 2018 second quarter was mostly offset by higher backlog conversion rates in our Florida markets as a higher percentage of our homes in backlog to start the 2018 second quarter were under construction at that time.

Gross Margin from Home Sales:

Our gross margin from home sales for the three months ended June 30, 2018 increased 230 basis points year-over-year from 16.8% to 19.1%.  This improvement was primarily driven by improving gross margins across most of our markets as a result of favorable supply / demand dynamics, which gave us the ability to increase pricing in the majority of our selling communities. Our gross margin from home sales was also positively impacted by a higher percentage of our closings coming from our more affordable SeasonsTM product, which has a higher average gross margin than our traditional new home plans, and a 50 basis point improvement in our interest in cost of sales as a percentage of home sale revenues.

Our gross margin from home sales for the six months ended June 30, 2018 increased 230 basis points year-over-year from 16.4% to 18.7%. The primary drivers of the improved gross margin from home sales for the six months ended June 30, 2018 are consistent with those noted above for the three months ended June 30, 2018. Our gross margin from home sales was also positively impacted by a 50 basis point improvement in our interest in cost of sales as a percentage of home sale revenues. The six months ended June 30, 2018 included $3.1 million of expense to adjust our warranty accrual (a 20 basis point negative impact to gross margin) and $0.8 million of inventory impairments (a 10 basis point negative impact to gross margin), while the same period in 2017 included $4.9 million of inventory impairments (a 40 basis point negative impact to gross margin).

Inventory Impairments:

Impairments of homebuilding inventory by segment for the three and six months ended June 30, 2018 and 2017 are shown in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
West	$-	$-	$375	$4,100
Mountain	-	-	175	-
East	200	-	200	750
Total inventory impairments	$200	$-	$750	$4,850

The table below provides quantitative data, for the periods presented, used in determining the fair value of the impaired inventory.

	Impairment Data				Quantitative Data
Three Months Ended	Total Subdivisions Tested	Inventory Impairments	Fair Value of Inventory After Impairments	Number of Subdivisions Impaired	Discount Rate
	(Dollars in thousands)
March 31, 2018	24	$550	$5,223	2		12%
June 30, 2018	17	$200	$767	1		12%

March 31, 2017	33	$4,850	$19,952	2	12%	to	18%
June 30, 2017	35	$-	$-	-		N/A

Selling, General and Administrative Expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(Dollars in thousands)
General and administrative expenses	$40,372	$32,292	$8,080	$76,125	$64,661	$11,464
General and administrative expenses as a percentage of home sale revenues	5.4%	5.0%	40 bps	5.6%	5.3%	30 bps

Marketing expenses	$17,215	$16,976	$239	$32,786	$32,100	$686
Marketing expenses as a percentage of home sale revenues	2.3%	2.6%	(30) bps	2.4%	2.7%	(30) bps

Commissions expenses	$23,984	$21,441	$2,543	$44,001	$40,246	$3,755
Commissions expenses as a percentage of home sale revenues	3.2%	3.3%	(10) bps	3.2%	3.3%	(10) bps

Total selling, general and administrative expenses	$81,571	$70,709	$10,862	$152,912	$137,007	$15,905
Total selling, general and administrative expenses as a percentage of home sale revenues	10.9%	10.9%	0 bps	11.3%	11.3%	0 bps

For the three and six months ended June 30, 2018, the increases in our general and administrative expenses were primarily due to increased compensation-related expenses driven by higher average headcount as well as $3.6 million in additional stock-based compensation expense associated with performance-based stock awards that were granted in 2016. Excluding this stock-based compensation expense, our general and administrative expenses as a percentage of home sale revenues would have been consistent year-over-year for both the three and six months ended June 30, 2018.

Our commissions expenses are variable with home sale revenues. As such, the year-over-year increases in home sale revenues drove the changes in commissions expenses year-over-year for both periods presented. Our marketing expenses remained reasonably consistent year-over-year, driving a 30 basis point reduction in our selling, general and administrative expenses as a percentage of home sale revenues for both the three and six months ended June 30, 2018.

Other Homebuilding Operating Data

Net New Orders and Active Subdivisions:

	Three Months Ended June 30,
	2018				2017				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate
	(Dollars in thousands)
West	1,020	$458,082	$449.1	4.55	858	$379,540	$442.4	3.90	19%	21%	2%	17%
Mountain	508	250,454	493.0	2.97	525	244,518	465.7	3.54	(3)%	2%	6%	(16)%
East	193	67,627	350.4	2.65	215	86,549	402.6	2.14	(10)%	(22)%	(13)%	24%
Total	1,721	$776,163	$451.0	3.68	1,598	$710,607	$444.7	3.41	8%	9%	1%	8%

	Six Months Ended June 30,
	2018				2017				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate
	(Dollars in thousands)
West	2,053	$937,759	$456.8	4.66	1,751	$779,006	$444.9	3.88	17%	20%	3%	20%
Mountain	1,175	590,045	502.2	3.45	1,082	508,778	470.2	3.69	9%	16%	7%	(7)%
East	397	147,943	372.7	2.82	461	195,535	424.2	2.25	(14)%	(24)%	(12)%	25%
Total	3,625	$1,675,747	$462.3	3.93	3,294	$1,483,319	$450.3	3.47	10%	13%	3%	13%

*Calculated as total net new orders in period ÷ average active communities during period ÷ number of months in period

				Average Active Subdivisions			Average Active Subdivisions
	Active Subdivisions			Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%	June 30,		%
	2018	2017	Change	2018	2017	Change	2018	2017	Change
West	78	70	11%	75	74	1%	73	75	(3)%
Mountain	61	50	22%	57	50	14%	57	49	16%
East	25	33	(24)%	24	34	(29)%	24	34	(29)%
Total	164	153	7%	156	158	(1)%	154	158	(3)%

For both the three and six months ended June 30, 2018, we realized notable year-over-year increases in the dollar value of net new orders, predominantly supported by an improved year-over-year monthly sales absorption pace. Additionally, while our average active subdivisions were down slightly year-over-year for both periods presented, we did realize our first year-over-year increase in quarter-end active subdivision count since the 2016 third quarter.

West Segment Commentary

For both the three and six months ended June 30, 2018, the year-over-year increases in the dollar value of net new orders was primarily driven by significant improvements in our monthly sales absorption rate in both periods as this segment has seen especially strong demand dynamics. We experienced year-over-year active community count growth in all of our markets in this segment, with the exception of Nevada, where we have experienced the closeout of communities earlier than anticipated due to stronger than anticipated sales.

Mountain Segment Commentary

For the three months ended June 30, 2018, the dollar value of net new orders increased 2%, driven by a 6% increase in the average sales price of those homes as a result of price increases we have implemented over the past twelve months in the majority of communities in this segment.  The impact from the higher average selling price was slightly offset by a reduction in our number of net new orders as a 16% decrease in our monthly absorption pace was partially offset by a 14% increase in our average active communities. Colorado was the main driver of the decline in our sales pace as a result of (1) an increased cancellation rate (see further discussion below) and (2) a lower pace of gross sales (before cancellations) as we notably increased prices in prior quarters in response to market demand, which allowed us to offset cost increases and improve gross margins.

For the six months ended June 30, 2018, the dollar value of net new orders was up 16% from the same period in the prior year due to a 9% increase in our number of net new orders and a 7% improvement in our average selling price. Our higher number of net new orders was primarily the result of a 16% increase in average active community count as a result of growth in Colorado, where we have had a significant amount of land acquisition activity over the last two years. Commentary on our increase in average selling price of net new orders and the decline in monthly sales absorption pace is consistent with the 2018 second quarter discussion above.

East Segment Commentary

For both the three and six months ended June 30, 2018, our dollar value of net new orders were down 22% and 24%, respectively, from the same periods in 2017 as double-digit percentage declines in both our average selling price of net new orders and our average active community count were only slightly offset by strong improvements in our monthly sales absorption rate. The improved sales pace we realized during both periods was primarily due to an increased offering of more affordable products in our Florida markets, which have realized a higher selling pace, and strong order activity in the limited number of new communities we have opened in our mid-Atlantic market. In addition, our 2018 second quarter monthly sales absorption rate slightly benefited from a year-over-year increase in the number of net new orders coming from close-out communities. Our average active community count was down for both periods mostly due to decreased land acquisition activity in the mid-Atlantic region over the past two years as we have invested less because our returns in this market had been lower than expected. However, as noted above, we have recently experienced improving returns in the mid-Atlantic region resulting in reinvestment in this market. The decrease in the average selling price of net new orders is due to mix as a result of (1) a higher percentage of our net new orders coming from our Florida markets, which have a lower average selling price than our mid-Atlantic operations, and (2) a higher percentage of our net new orders coming from an expanded offering of more affordable home plans, due to an increasing level of demand for these plans.

Cancellation Rate:

	Cancellations as a Percentage of Homes in Beginning Backlog
	Three Months Ended June 30,		Change in
	2018	2017	Percentage
West	10%	10%	0%
Mountain	12%	9%	3%
East	17%	13%	4%
Total	12%	10%	2%

Our cancellations as a percentage of homes in beginning backlog to start the quarter (“cancellation rate”) increased from 10% in the 2017 second quarter to 12% in the 2018 second quarter. While our West segment experienced consistent cancellation rates, our East and Mountain segments had a 400 and 300 basis point increase in cancellation rates from the 2017 second quarter to the 2018 second quarter, respectively. This was primarily due to cancellations coming from our Florida and Colorado operations, where our mix has shifted to include more first-time homebuyers, who have a higher likelihood of cancellation.

Backlog:

	June 30,
	2018			2017			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
West	2,054	$1,011,780	$492.6	1,665	$802,313	$481.9	23%	26%	2%
Mountain	1,490	766,539	514.5	1,319	634,181	480.8	13%	21%	7%
East	454	170,364	375.3	526	241,341	458.8	(14)%	(29)%	(18)%
Total	3,998	$1,948,683	$487.4	3,510	$1,677,835	$478.0	14%	16%	2%

At June 30, 2018, we had 3,998 homes in backlog with a total value of $1.95 billion, representing respective increases of 14% and 16% from June 30, 2017. The majority of our markets experienced year-over-year growth in both the number of homes in backlog and the dollar value of backlog primarily as a result of year-over-year increases in net new orders and price increases over the last twelve months. The dollar value of homes in backlog in our East segment was down from the end of the 2017 second quarter as a result of reduced sales activity over the last twelve months due primarily to lower community count and a decrease in the average selling price of net new orders. As discussed above, the decrease in the average selling price of net new orders is due to mix as a result of (1) a higher percentage of our net new orders coming from our Florida markets, which have a lower average selling price than our mid-Atlantic operations, and (2) a higher percentage of our net new orders coming from an expanded offering of more affordable home plans, due to an increasing level of demand for these plans.

Homes Completed or Under Construction (WIP lots):

	June 30,		%
	2018	2017	Change
Unsold:
Completed	86	77	12%
Under construction	268	153	75%
Total unsold started homes	354	230	54%
Sold homes under construction or completed	2,980	2,547	17%
Model homes under construction or completed	373	316	18%
Total homes completed or under construction	3,707	3,093	20%

While we continue to focus on our build-to-order model, there were certain markets in the 2018 second quarter where we intentionally started construction on unsold lots in order to promote building efficiencies or to meet various municipal requirements. Our model homes under construction or completed were up 18% despite our active community count being up only 7% year-over-year. This is primarily the result of models being constructed to open new communities in the near future as we plan for growth in our active community count.

Lots Owned and Optioned (including homes completed or under construction):

	June 30, 2018			June 30, 2017
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total	Total % Change
West	7,906	2,916	10,822	5,665	2,011	7,676	41%
Mountain	5,329	4,041	9,370	4,986	2,057	7,043	33%
East	1,509	1,925	3,434	1,353	1,022	2,375	45%
Total	14,744	8,882	23,626	12,004	5,090	17,094	38%

Our total owned and optioned lots at June 30, 2018 were 23,626, up 38% from June 30, 2017, due to our significant land acquisition approval activity over the past year across all markets. We believe that our total lot supply, coupled with our planned acquisition activity, can support growth in future periods. See "Forward-Looking Statements" below.

Financial Services

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(Dollars in thousands)
Financial services revenues
Mortgage operations	$14,547	$12,697	$1,850	15%	$27,243	$24,880	$2,363	9%
Other	6,825	6,376	449	7%	13,164	12,172	992	8%
Total financial services revenues	$21,372	$19,073	$2,299	12%	$40,407	$37,052	$3,355	9%

Financial services pretax income
Mortgage operations	$9,040	$7,670	$1,370	18%	$16,560	$15,236	$1,324	9%
Other	5,239	4,061	1,178	29%	7,790	7,504	286	4%
Total financial services pretax income	$14,279	$11,731	$2,548	22%	$24,350	$22,740	$1,610	7%

For the three and six months ended June 30, 2018, our financial service pretax income increased $2.5 million, or 22%, and $1.6 million, or 7%, respectively, from the same periods in the prior year. For the three and six months ended June 30, 2018 the increase in pretax income and revenues for our mortgage operations segment was primarily driven by a $1.4 million gain recognized on the sale of conventional mortgage servicing rights. In our other financial services segment, the year-over-year change in pretax income for the three months ended June 30, 2018 was driven by $1.3 million of net gains on equity securities.

The following table sets forth information for our mortgage operations segment relating to mortgage loans originated and capture rate. “Capture rate” is defined as the number of mortgage loans originated by our mortgage operations segment for our homebuyers as a percent of our total home closings.

	Three Months Ended		% or	Six Months Ended		% or
	June 30,		Percentage	June 30,		Percentage
	2018	2017	Change	2018	2017	Change
	(Dollars in thousands)
Total Originations (including transfer loans):
Loans	922	887	4%	1,729	1,673	3%
Principal	$340,805	$311,109	10%	$638,875	$584,455	9%
Capture Rate Data:
Capture rate as % of all homes delivered	61%	62%	(1)%	62%	62%	0%
Capture rate as % of all homes delivered (excludes cash sales)	66%	66%	0%	67%	66%	1%
Mortgage Loan Origination Product Mix:
FHA loans	16%	18%	(2)%	15%	19%	(4)%
Other government loans (VA & USDA)	18%	21%	(3)%	18%	22%	(4)%
Total government loans	34%	39%	(5)%	33%	41%	(8)%
Conventional loans	66%	61%	5%	67%	59%	8%
	100%	100%	0%	100%	100%	0%
Loan Type:
Fixed rate	97%	96%	1%	97%	97%	0%
ARM	3%	4%	(1)%	3%	3%	0%
Credit Quality:
Average FICO Score	741	735	1%	742	736	1%
Other Data:	`
Average Combined LTV ratio	82%	82%	0%	82%	82%	0%
Full documentation loans	100%	100%	0%	100%	100%	0%
Loans Sold to Third Parties:
Loans	932	901	3%	1,805	1,809	(0)%
Principal	$346,501	$311,915	11%	$667,254	$628,056	6%

Income Taxes

Our overall effective income tax rates were 16.6% and 19.3% for the three and six months ended June 30, 2018, respectively, and 34.7% and 36.4% for the three and six months ended June 30, 2017, respectively. The year-over-year decrease in our effective tax rate for the three and six months ended June 30, 2018 was impacted by the following items:

(1) The net impact from the enactment of the Act, which reduced the U.S. federal corporate income tax rate from 35% to 21% but also reduced the deductibility of certain executive based compensation and eliminated the domestic manufacturing deduction.

(2) Our estimated effective tax rate for the 2017 full year as of June 30, 2017 included no estimate for energy tax credits as the tax provision had expired and had not been extended for 2017. However, in February 2018, the Bipartisan Budget Act of 2018 was signed into law, retroactively extending energy tax credits for 2017. As a result, for the three and six months ended June 30, 2018, we recorded discrete tax adjustments for energy tax credits of $6.8 million and $8.0 million, respectively. The majority of these tax credits relate to certificates associated with 2017 closings that have been received throughout the first six months of 2018. The remaining credits are related to certificates received from closings in other open tax years prior to 2017. As of June 30, 2018, energy tax credits for 2018 were not approved and as a result, no such estimate has been included in our estimated effective tax rate for 2018.

(3) In the 2017 first quarter, we established a discrete valuation allowance against certain state net operating loss carryforwards. No such valuation allowances were established during the six months ended June 30, 2018.

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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of June 30, 2018.

We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At June 30, 2018 and December 31, 2017, there were $32.7 million and $32.0 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. We had $15.0 million outstanding under the Revolving Credit Facility as of June 30, 2018 and December 31, 2017. As of June 30, 2018, availability under the Revolving Credit Facility was approximately $652.3 million.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). Effective August 10, 2017, the Mortgage Repurchase Facility was amended to extend its termination date to August 9, 2018. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased on June 27, 2018 from $75 million to $100 million and was effective through July 26, 2018. The Mortgage Repurchase Facility also had a temporary increase in the maximum aggregate commitment from $75 million to $115 million on December 27, 2017 and was effective through January 25, 2018. At June 30, 2018 and December 31, 2017, HomeAmerican had $80.8 million and $112.3 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is LIBOR-based.

The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of June 30, 2018.

Dividends

During the three and six months ended June 30, 2018, we paid dividends of $0.30 per share and $0.60 per share, respectively, compared to $0.23 per share and $0.46 per share for the same periods in the prior year, respectively.

MDC Common Stock Repurchase Program

At June 30, 2018, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the three and six months ended June 30, 2018.

Consolidated Cash Flow

During the six months ended June 30, 2018, we used $56.2 million of cash for operating activities, primarily due to a $133.6 million net increase in housing inventory and an $84.5 million net increase in land and land under development. This was partially offset by net income of $102.7 million, non-cash add-backs to net income related to depreciation and stock-based compensation expense of $10.0 million and $6.1 million, respectively, and cash provided by a decrease in mortgage loans held-for-sale of $30.9 million and an increase in accounts payable and accrued liabilities of $15.8 million.

During the six months ended June 30, 2018, we generated $34.8 million of cash from investing activities, primarily attributable to the maturity of $50 million in debt securities, which was partially offset by the purchase of $13.1 million in property and equipment.

During the six months ended June 30, 2018, we used $59.5 million of cash for financing activities, primarily related to net payments of $31.5 million on our mortgage repurchase facility and dividend payments totaling $33.8 million. These amounts were slightly offset by proceeds of $5.8 million from the exercise of stock options.

Off-Balance Sheet Arrangements

Lot Option Purchase Contracts. In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At June 30, 2018, we had deposits of $28.7 million in the form of cash and $7.7 million in the form of letters of credit that secured option contracts to purchase 8,882 lots for a total estimated purchase price of $549.5 million.

Surety Bonds and Letters of Credit. At June 30, 2018, we had outstanding surety bonds and letters of credit totaling $205.4 million and $72.0 million, respectively, including $39.3 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $71.9 million and $33.5 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

We have a cash and investment policy that enables us to achieve an appropriate investment return while preserving principal and managing risk. Under this policy, our cash and cash equivalents may include U.S. government securities, commercial bank deposits, commercial paper, certificates of deposit, money market funds, and time deposits, with maturities of three months or less. Our marketable securities under this policy may include holdings in U.S. government securities with a maturity of more than three months, equity securities and corporate debt securities.

The market value and/or income derived from our equity securities may go up or down, sometimes rapidly or unpredictably. Equity securities may decline in value due to factors affecting equity securities markets generally, particular industries represented in those markets, or the issuer itself. The values of equity securities may decline due to general market conditions that are not specifically related to a particular company, such as real or perceived adverse economic conditions, changes in the general outlook for corporate earnings, changes in interest or currency rates or adverse investor sentiment generally. They may also decline due to factors that affect a particular industry or industries, such as labor shortages or increased production costs and competitive conditions within an industry. The value of equity securities may also decline for a number of other reasons that directly relate to the issuer, such as management performance, financial leverage, the issuer’s historical and prospective earnings, the value of its assets and reduced demand for its goods and services. Equity securities generally have greater price volatility than bonds and other debt securities.

As of June 30, 2018, our cash and cash equivalents included U.S. government securities, commercial bank deposits, money market funds and time deposits, with maturities of three months or less. As of June 30, 2018, our marketable securities included holdings in corporate equities and exchange traded funds.

We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments and debt. Derivative instruments utilized in the normal course of business by HomeAmerican include interest rate lock commitments and forward sales of mortgage-backed securities, which are used to manage the price risk on fluctuations in interest rates on our mortgage loans in inventory and interest rate lock commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed at June 30, 2018 had an aggregate principal balance of $191.8 million, all of which were under interest rate lock commitments at an average interest rate of 4.83%. In addition, HomeAmerican had mortgage loans held-for-sale with an aggregate principal balance of $107.2 million at June 30, 2018, of which $10.6 million had not yet been committed to a mortgage purchaser and had an average interest rate of 4.74%. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale which had not yet been committed to a mortgage purchaser, HomeAmerican had forward sales of securities totaling $110.0 million and $73.0 million at June 30, 2018 and December 31, 2017, respectively.

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

(b)     Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any shares during the three and six months ended June 30, 2018. Additionally, there were no sales of unregistered equity securities during the period.

Item 6.     Exhibits

10.1	Form of Executive Officer Stock Option Agreement under the 2011 Equity Incentive Plan (May 23, 2018 grants).

10.2	Form of 2018 Performance Share Unit Grant Agreement (2011 Equity Incentive Plan).

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2018	M.D.C. HOLDINGS, INC.
(Registrant)

	By:	/s/ Robert N. Martin
Robert N. Martin
Senior Vice President, Chief Financial Officer and Principal Accounting Officer (principal financial officer and duly authorized officer)