Form 10-Q
period 2018-09-30
MDC HOLDINGS INC
filed 2018-11-01
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 30, 2018, 56,614,573 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

(i)

PART I

ITEM 1.	Unaudited Consolidated Financial Statements

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets.

	September 30,	December 31,
	2018	2017
	(Dollars in thousands, except
	per share amounts)
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$360,947	$472,957
Marketable securities	-	49,634
Restricted cash	7,866	8,812
Trade and other receivables	56,469	53,362
Inventories:
Housing completed or under construction	1,073,909	936,685
Land and land under development	1,034,025	893,051
Total inventories	2,107,934	1,829,736
Property and equipment, net	56,693	26,439
Deferred tax asset, net	36,815	41,480
Prepaid and other assets	52,988	75,666
Total homebuilding assets	2,679,712	2,558,086
Financial Services:
Cash and cash equivalents	49,979	32,471
Marketable securities	49,006	42,004
Mortgage loans held-for-sale, net	114,836	138,114
Other assets	14,637	9,617
Total financial services assets	228,458	222,206
Total Assets	$2,908,170	$2,780,292
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$52,070	$39,655
Accrued liabilities	175,110	166,312
Revolving credit facility	15,000	15,000
Senior notes, net	987,617	986,597
Total homebuilding liabilities	1,229,797	1,207,564
Financial Services:
Accounts payable and accrued liabilities	54,847	53,101
Mortgage repurchase facility	90,784	112,340
Total financial services liabilities	145,631	165,441
Total Liabilities	1,375,428	1,373,005
Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 56,614,726 and 56,123,228 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	566	561
Additional paid-in-capital	1,162,924	1,144,570
Retained earnings	369,252	258,164
Accumulated other comprehensive income	-	3,992
Total Stockholders' Equity	1,532,742	1,407,287
Total Liabilities and Stockholders' Equity	$2,908,170	$2,780,292

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share amounts)
	(Unaudited)
Homebuilding:
Home sale revenues	$766,027	$584,947	$2,123,323	$1,796,046
Land sale revenues	-	1,340	-	2,938
Total home and land sale revenues	766,027	586,287	2,123,323	1,798,984
Home cost of sales	(619,248)	(485,147)	(1,722,283)	(1,493,166)
Land cost of sales	-	(1,259)	-	(2,672)
Inventory impairments	(11,098)	(4,540)	(11,848)	(9,390)
Total cost of sales	(630,346)	(490,946)	(1,734,131)	(1,505,228)
Gross profit	135,681	95,341	389,192	293,756
Selling, general and administrative expenses	(83,523)	(69,102)	(236,435)	(206,109)
Interest and other income	1,953	54,548	5,586	59,722
Other expense	(1,128)	(618)	(2,562)	(1,635)
Other-than-temporary impairment of marketable securities	-	-	-	(51)
Homebuilding pretax income	52,983	80,169	155,781	145,683

Financial Services:
Revenues	19,611	17,464	60,018	54,516
Expenses	(9,408)	(8,849)	(27,850)	(25,247)
Interest and other income	4,234	925	6,619	3,142
Other-than-temporary impairment of marketable securities	-	(29)	-	(160)
Financial services pretax income	14,437	9,511	38,787	32,251

Income before income taxes	67,420	89,680	194,568	177,934
Provision for income taxes	(14,028)	(28,517)	(38,513)	(60,651)
Net income	$53,392	$61,163	$156,055	$117,283

Other comprehensive loss related to available for sale securities, net of tax	-	(23,175)	-	(19,245)
Comprehensive income	$53,392	$37,988	$156,055	$98,038

Earnings per share:
Basic	$0.94	$1.09	$2.77	$2.10
Diluted	$0.93	$1.07	$2.72	$2.07

Weighted average common shares outstanding:
Basic	56,171,619	55,782,389	56,023,996	55,623,225
Diluted	57,226,659	56,809,208	57,029,715	56,428,247

Dividends declared per share	$0.30	$0.23	$0.90	$0.69

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2018	2017
	(Dollars in thousands)
	(Unaudited)
Operating Activities:
Net income	$156,055	$117,283
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	8,500	3,100
Depreciation and amortization	15,406	4,205
Inventory impairments	11,848	9,390
Other-than-temporary impairment of marketable securities	-	211
Net gain on sale of available-for-sale marketable securities	-	(18,122)
Net gain on marketable equity securities	(3,129)	-
Gain on sale of metropolitan district bond securities (related party)	-	(35,847)
Amortization of discount / premiums on marketable debt securities, net	(366)	-
Deferred income tax expense	4,092	22,795
Net changes in assets and liabilities:
Trade and other receivables	(7,049)	119
Mortgage loans held-for-sale	23,278	48,970
Housing completed or under construction	(131,657)	(101,997)
Land and land under development	(149,963)	19,886
Prepaid and other assets	(12,328)	(11,229)
Accounts payable and accrued liabilities	26,067	15,345
Net cash provided by (used in) operating activities	(59,246)	74,109

Investing Activities:
Purchases of marketable securities	(17,183)	(17,604)
Maturities of marketable securities	50,000	-
Sales of marketable securities	13,310	83,315
Proceeds from sale of metropolitan district bond securities (related party)	-	44,253
Purchases of property and equipment	(19,899)	(1,917)
Net cash provided by investing activities	26,228	108,047

Financing Activities:
Payments on mortgage repurchase facility, net	(21,556)	(49,382)
Dividend payments	(50,733)	(38,793)
Payments of deferred financing costs	-	(2,630)
Proceeds from exercise of stock options	9,859	8,503
Net cash used in financing activities	(62,430)	(82,302)

Net increase (decrease) in cash, cash equivalents and restricted cash	(95,448)	99,854
Cash, cash equivalents and restricted cash:
Beginning of period	514,240	286,687
End of period	$418,792	$386,541

Reconciliation of cash, cash equivalents and restricted cash:
Homebuilding:
Cash and cash equivalents	$360,947	$351,399
Restricted cash	7,866	8,723
Financial Services:
Cash and cash equivalents	49,979	26,419
Total cash, cash equivalents and restricted cash	$418,792	$386,541

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

1.	Basis of Presentation

The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. ("MDC," “the Company," “we,” “us,” or “our,” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at September 30, 2018 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). On January 1, 2018, we adopted ASU 2016-01 using a modified retrospective transition method. Prior to this amendment, our equity investments with readily determinable fair values were classified as available for sale with changes in fair value being reported through other comprehensive income. Under the amended standard, any changes in fair value of equity investments with readily determinable fair values are now recognized in net income. We adopted the changes from ASU 2016-01 by recognizing an adjustment to beginning retained earnings for our net unrealized gains/losses on equity investments with readily determinable fair values. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the period. Please see the table below for a summary of all transition adjustments from adoption of new accounting guidance. The effect of the change on income before income taxes for the three and nine months ended September 30, 2018 was an increase of approximately $2.9 million and $3.0 million, respectively.

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

As substantially all of our contracts are completed within a year, we will not disclose the value of unsatisfied performance obligations. At January 1, 2018 and September 30, 2018, receivables from contracts with customers were $32.6 million and $37.9 million, respectively, and are included in trade and other receivables on the accompanying consolidated balance sheets.

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

In certain states that we build, we are not always able to complete certain outdoor features (such as landscaping or pools) prior to closing the home. To the extent these separate deliverables are not complete upon the closing of a home, we defer home sale revenues related to incomplete outdoor features, and recognize revenue upon completion of the outdoor features.

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

Accounting Standards Issued But Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (“ASU 2016-02”), which requires a lessee to recognize a right-of-use asset and a corresponding lease liability for virtually all leases. The liability will be equal to the present value of the remaining lease payments while the right-of-use asset will be based on the liability, subject to adjustment, such as for initial direct costs. In addition, ASU 2016-02 expands the disclosure requirements for lessees. The Company is still evaluating the impact of the new standard and has begun evaluating the population of all leases and related systems and internal control considerations. The Company will be required to adopt the new standard effective January 1, 2019, and the Company’s consolidated balance sheets will be impacted by the recording of a lease liability and right of use asset for virtually all of its current operating leases. As of September 30, 2018, the Company had remaining contractual obligations for operating leases, primarily associated with our office facilities, of $43.1 million. The amount of which and the potential impact on the consolidated statements of operations and comprehensive income and consolidated statements of cash flows has yet to be determined.

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

The following table summarizes revenues for our homebuilding and financial services operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Homebuilding
West	$409,001	$326,804	$1,120,316	$959,641
Mountain	272,989	167,066	750,162	564,558
East	84,037	92,417	252,845	274,785
Total homebuilding revenues	$766,027	$586,287	$2,123,323	$1,798,984

Financial Services
Mortgage operations	$11,919	$11,176	$39,162	$36,056
Other	7,692	6,288	20,856	18,460
Total financial services revenues	$19,611	$17,464	$60,018	$54,516

The following table summarizes pretax income (loss) for our homebuilding and financial services operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Homebuilding
West	$28,947	$17,746	$91,028	$54,335
Mountain	34,697	18,326	94,736	61,097
East	3,771	2,613	11,287	9,989
Corporate	(14,432)	41,484	(41,270)	20,262
Total homebuilding pretax income	$52,983	$80,169	$155,781	$145,683

Financial Services
Mortgage operations	$6,702	$5,857	$23,262	$21,093
Other	7,735	3,654	15,525	11,158
Total financial services pretax income	$14,437	$9,511	$38,787	$32,251

Total pretax income	$67,420	$89,680	$194,568	$177,934

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

	September 30,	December 31,
	2018	2017
	(Dollars in thousands)
Homebuilding assets
West	$1,274,955	$1,084,756
Mountain	795,767	674,057
East	181,253	201,684
Corporate	427,737	597,589
Total homebuilding assets	$2,679,712	$2,558,086

Financial services assets
Mortgage operations	$127,725	$152,345
Other	100,733	69,861
Total financial services assets	$228,458	$222,206

Total assets	$2,908,170	$2,780,292

4.	Earnings Per Share

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share amounts)
Numerator
Net income	$53,392	$61,163	$156,055	$117,283
Less: distributed earnings allocated to participating securities	(106)	(68)	(307)	(196)
Less: undistributed earnings allocated to participating securities	(222)	(244)	(613)	(375)
Net income attributable to common stockholders (numerator for basic earnings per share)	53,064	60,851	155,135	116,712
Add back: undistributed earnings allocated to participating securities	222	244	613	375
Less: undistributed earnings reallocated to participating securities	(218)	(240)	(602)	(369)
Numerator for diluted earnings per share under two class method	$53,068	$60,855	$155,146	$116,718

Denominator
Weighted-average common shares outstanding	56,171,619	55,782,389	56,023,996	55,623,225
Add: dilutive effect of stock options	1,055,040	1,026,819	1,005,719	805,022
Denominator for diluted earnings per share under two class method	57,226,659	56,809,208	57,029,715	56,428,247

Basic Earnings Per Common Share	$0.94	$1.09	$2.77	$2.10
Diluted Earnings Per Common Share	$0.93	$1.07	$2.72	$2.07

Diluted EPS for the three and nine months ended September 30, 2018 excluded options to purchase approximately 0.6 and 0.6 million shares of common stock, respectively, because the effect of their inclusion would be anti-dilutive. For the same periods in 2017, diluted EPS excluded options to purchase approximately 0.7 and 1.1 million shares, respectively.

5.	Accumulated Other Comprehensive Income

The following table sets forth our changes in accumulated other comprehensive income (“AOCI”):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Beginning balance [1]	$-	$11,176	$3,992	$7,730
Adoption of accounting standards (Note 2)	-	-	(3,992)	-
Other comprehensive income before reclassifications	-	1,778	-	6,201
Amounts reclassified from AOCI [2]	-	(10,128)	-	(11,105)
Ending balance	$-	$2,826	$-	$2,826

Unrealized gains on available-for-sale metropolitan district bond securities [1] :
Beginning balance	$-	$14,825	$-	$14,341
Other comprehensive income (loss) before reclassifications	-	7,400	-	7,884
Amounts reclassified from AOCI	-	(22,225)	-	(22,225)
Ending balance	$-	$-	$-	$-

Total ending AOCI	$-	$2,826	$-	$2,826

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

The Metropolitan District Limited Tax General Obligation Capital Appreciation Bonds Series 2007 (the “Metro Bonds”) were acquired from a quasi-municipal corporation in the state of Colorado, which was formed to help fund and maintain the infrastructure associated with a master-planned community developed by our Company. During the 2017 third quarter, we sold the Metro Bonds for net proceeds of $44.3 million. With a cost basis of $8.4 million, we recorded a realized gain of $35.8 million, which is included in interest and other income in the homebuilding section of our consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2017.

The following table sets forth the activity, including the Metro Bonds discussed above, related to reclassifications out of accumulated other comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Affected Line Item in the Statements of Operations	2018	2017	2018	2017
	(Dollars in thousands)
Homebuilding: Interest and other income	$-	$52,211	$-	$53,622
Homebuilding: Other-than-temporary impairment of marketable securities	-	-	-	(51)
Financial services: Interest and other income	-	-	-	347
Financial services: Other-than-temporary impairment of marketable securities	-	(29)	-	(160)
Income before income taxes	-	52,182	-	53,758
Provision for income taxes	-	(19,829)	-	(20,428)
Net income	$-	$32,353	$-	$33,330

6.	Fair Value Measurements

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

The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis:

		Fair Value
Financial Instrument	Hierarchy	September 30, 2018	December 31, 2017
		(Dollars in thousands)
Cash and cash equivalents
Debt securities (available-for-sale)	Level 1	$34,882	$99,863

Marketable securities
Equity securities	Level 1	$49,006	$42,004
Debt securities (available-for-sale)	Level 1	-	49,634
Total marketable securities		$49,006	$91,638

Mortgage loans held-for-sale, net	Level 2	$114,836	$138,114

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of September 30, 2018 and December 31, 2017.

Cash and cash equivalents (excluding debt securities with an original maturity of three months or less), restricted cash, trade and other receivables, prepaid and other assets, accounts payable, accrued liabilities and borrowings on our revolving credit facility. Fair value approximates carrying value.

Equity securities. Our equity securities consist of holdings in common stock, preferred stock and exchange traded funds. As of September 30, 2018, all of our equity securities were recorded at fair value with all changes in fair value recorded to either interest and other income or other expense, dependent upon whether there was a net gain or loss, respectively, in the homebuilding section or financial services section of our consolidated statements of operations and comprehensive income. As of December 31, 2017, all of our equity securities were treated as available-for-sale investments and as such, were recorded at fair value with all changes in fair value initially recorded through AOCI, subject to an assessment to determine if an unrealized loss, if applicable, was other-than-temporary. See Note 2 for further discussion of adoption of new accounting standards.

Debt securities. Our debt securities consist of U.S. government securities. As of September 30, 2018 and December 31, 2017, all of our debt securities were treated as available-for-sale investments and, as such, are recorded at fair value with all changes in fair value initially recorded through AOCI, subject to an assessment to determine if any unrealized loss, if applicable, is other-than-temporary.

Each quarter we assess all of our securities in an unrealized loss position (excluding marketable equity securities subsequent to the adoption of ASU 2016-01 – see Note 2 for further discussion of adoption of new accounting standards) for a potential other-than-temporary impairment (“OTTI”). If the unrealized loss is determined to be other-than-temporary, an OTTI is recorded in other-than-temporary impairment of marketable securities in the homebuilding or financial services sections of our consolidated statements of operations and comprehensive income. During the three and nine months ended September 30, 2017, we recorded pretax OTTI’s of $0.0 million and $0.2 million, respectively. No such impairments were recorded during the three and nine months ended September 30, 2018.

The following tables set forth the cost and estimated fair value of our available for sale debt securities:

	September 30, 2018
	Amortized Cost Basis	OTTI	Net Amortized Cost	Fair Value
	(Dollars in thousands)
Financial Services
Cash and cash equivalents
Debt securities	$34,882	$-	$34,882	$34,882

	December 31, 2017
	Amortized Cost Basis	OTTI	Net Amortized Cost	Fair Value
	(Dollars in thousands)
Homebuilding
Cash and cash equivalents
Debt securities	$99,663	$-	$99,663	$99,663
Marketable securities
Debt securities	$49,634	$-	$49,634	$49,634
Financial Services
Cash and cash equivalents
Debt securities	$200	$-	$200	$200

The following table reconciles the net gain recognized during the three and nine months ended September 30, 2018 on equity securities to the unrealized gain recognized during the periods on equity securities still held at the reporting date.

	September 30, 2018
	Three Months Ended	Nine Months Ended
	(Dollars in thousands)
Net gain recognized during the period on equity securities	$3,004	$3,129
Less: Net loss recognized during the period on equity securities sold during the period	(21)	(484)
Unrealized gain recognized during the reporting period on equity securities still held at the reporting date	$3,025	$3,613

Mortgage loans held-for-sale, net.  Our mortgage loans held-for-sale, which are measured at fair value on a recurring basis, include (1) mortgage loans held-for-sale that are under commitments to sell and (2) mortgage loans held-for-sale that are not under commitments to sell. At September 30, 2018 and December 31, 2017, we had $101.7 million and $103.5 million, respectively, of mortgage loans held-for-sale under commitments to sell. The fair value for those loans was based on quoted market prices for those mortgage loans, which are Level 2 fair value inputs. At September 30, 2018 and December 31, 2017, we had $13.1 million and $34.6 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input.

Gains on sales of mortgage loans, net, are included as a component of revenues in the financial services section of our consolidated statements of operations and comprehensive income. For the three and nine months ended September 30, 2018, we recorded net gains on the sales of mortgage loans of $11.8 million and $31.1 million, respectively, compared to $9.8 million and $28.5 million for the same periods in the prior year, respectively.

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

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
$250 Million 5⅝% Senior Notes due February 2020, net	$248,595	$256,714	$247,853	$261,991
$250 Million 5½% Senior Notes due January 2024, net	248,736	251,398	248,585	263,617
$500 Million 6% Senior Notes due January 2043, net	490,286	428,732	490,159	493,094
Total	$987,617	$936,844	$986,597	$1,018,702

7.	Inventories

The following table sets forth, by reportable segment, information relating to our homebuilding inventories:

	September 30,	December 31,
	2018	2017
	(Dollars in thousands)
Housing completed or under construction:
West	$572,820	$489,136
Mountain	400,892	328,897
East	100,197	118,652
Subtotal	1,073,909	936,685
Land and land under development:
West	607,564	517,697
Mountain	358,567	309,072
East	67,894	66,282
Subtotal	1,034,025	893,051
Total inventories	$2,107,934	$1,829,736

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

Impairments of homebuilding inventory by segment for the three and nine months ended September 30, 2018 and 2017 are shown in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
West	$10,798	$1,885	$11,173	$5,985
Mountain	-	370	175	370
East	300	2,285	500	3,035
Total inventory impairments	$11,098	$4,540	$11,848	$9,390

The table below provides quantitative data, for the periods presented, used in determining the fair value of the impaired inventory.

	Impairment Data				Quantitative Data
Three Months Ended	Total Subdivisions Tested	Inventory Impairments	Fair Value of Inventory After Impairments	Number of Subdivisions Impaired	Discount Rate
	(Dollars in thousands)
March 31, 2018	24	$550	$5,223	2	12%
June 30, 2018	17	$200	$767	1	12%
September 30, 2018	17	$11,098	$29,874	2	12%	-	18%

March 31, 2017	33	$4,850	$19,952	2	12%	-	18%
June 30, 2017	35	$-	$-	-	N/A
September 30, 2017	33	$4,540	$52,190	9	10%	-	15%

8.	Capitalization of Interest

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Homebuilding interest incurred	$15,641	$13,212	$46,905	$39,594
Less: Interest capitalized	(15,641)	(13,212)	(46,905)	(39,594)
Homebuilding interest expensed	$-	$-	$-	$-

Interest capitalized, beginning of period	$58,227	$62,091	$57,541	$68,085
Plus: Interest capitalized during period	15,641	13,212	46,905	39,594
Less: Previously capitalized interest included in home and land cost of sales	(16,636)	(15,087)	(47,214)	(47,463)
Interest capitalized, end of period	$57,232	$60,216	$57,232	$60,216

9.	Homebuilding Prepaid and Other Assets

The following table sets forth the components of homebuilding prepaid and other assets:

	September 30,	December 31,
	2018	2017
	(Dollars in thousands)
Deferred marketing costs (Note 2)	$-	$34,227
Land option deposits	32,764	22,203
Goodwill	6,008	6,008
Prepaid expenses	8,029	6,128
Deferred debt issuance costs on revolving credit facility, net	5,030	5,880
Other	1,157	1,220
Total	$52,988	$75,666

10.	Homebuilding Accrued Liabilities and Financial Services Accounts Payable and Accrued Liabilities

The following table sets forth information relating to homebuilding accrued liabilities:

	September 30,	December 31,
	2018	2017
	(Dollars in thousands)
Customer and escrow deposits	$41,778	$36,144
Warranty accrual	26,625	21,909
Accrued compensation and related expenses	35,570	32,600
Accrued interest	13,281	27,734
Construction defect claim reserves	8,388	8,406
Land development and home construction accruals	7,683	8,001
Other accrued liabilities	41,785	31,518
Total accrued liabilities	$175,110	$166,312

The following table sets forth information relating to financial services accounts payable and accrued liabilities:

	September 30,	December 31,
	2018	2017
	(Dollars in thousands)
Insurance reserves	$44,920	$44,280
Accounts payable and other accrued liabilities	9,927	8,821
Total accounts payable and accrued liabilities	$54,847	$53,101

11.	Warranty Accrual

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

The table set forth below summarizes accrual, adjustment and payment activity related to our warranty accrual for the three and nine months ended September 30, 2018 and 2017. For the nine months ended September 30, 2018 and 2017, we recorded adjustments to increase our warranty accrual by $3.1 million and decrease our warranty accrual by $0.4 million, respectively. For the three months ended September 30, 2017, we recorded adjustments to decrease our warranty accrual by $0.4 million. No such adjustments were recorded during the three months ended September 30, 2018. The adjustments recorded during the nine months ended September 30, 2018 were due to higher than expected warranty related expenditures.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$25,666	$20,965	$21,909	$20,678
Expense provisions	3,757	2,448	10,104	7,691
Cash payments	(2,798)	(2,263)	(8,494)	(7,269)
Adjustments	-	(425)	3,106	(375)
Balance at end of period	$26,625	$20,725	$26,625	$20,725

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

The table set forth below summarizes our insurance and construction defect claim reserves activity for the three and nine months ended September 30, 2018 and 2017. These reserves are included as a component of accrued liabilities in either the financial services or homebuilding sections of the consolidated balance sheets.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$50,707	$49,647	$52,686	$50,954
Expense provisions	2,865	2,383	7,902	6,884
Cash payments, net of recoveries	(264)	(1,535)	(7,280)	(7,343)
Balance at end of period	$53,308	$50,495	$53,308	$50,495

In the ordinary course of business, we make payments from our insurance and construction defect claim reserves to settle litigation claims arising from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the three and nine months ended September 30, 2018 and 2017 are not necessarily indicative of what future cash payments will be for subsequent periods.

13.	Income Taxes

Our overall effective income tax rates were 20.8% and 19.8% for the three and nine months ended September 30, 2018, respectively, and 31.8% and 34.1% for the three and nine months ended September 30, 2017, respectively. The rates for the three and nine months ended September 30, 2018 resulted in income tax expense of $14.0 million and $38.5 million, respectively, compared to income tax expense of $28.5 million and $60.7 million for the three and nine months ended September 30, 2017, respectively. The year-over-year decrease in our effective tax rate for the three and nine months ended September 30, 2018 was impacted by the following items:

(1) The net impact from the enactment of the Act, which reduced the U.S. federal corporate income tax rate from 35% to 21% but also reduced the deductibility of certain executive based compensation and eliminated the domestic manufacturing deduction.

(2) Our estimated effective tax rate for the 2017 full year as of September 30, 2017 included no estimate for energy tax credits as the tax provision had expired and had not been extended for 2017. However, in February 2018, the Bipartisan Budget Act of 2018 was signed into law, retroactively extending energy tax credits for 2017. As a result, for the three and nine months ended September 30, 2018, we recorded discrete tax adjustments for energy tax credits of $3.2 million and $11.3 million, respectively. The majority of the tax credits recognized during 2018 relate to certificates associated with 2017 closings that have been received throughout the first nine months of 2018. The remaining credits are related to certificates received from closings in other open tax years prior to 2017. As of September 30, 2018, energy tax credits for 2018 were not approved and as a result, no such estimate has been included in our estimated effective tax rate for 2018.

(3) In the 2017 first quarter, we established a discrete valuation allowance against certain state net operating loss carryforwards. No such valuation allowances were established during the nine months ended September 30, 2018.

At September 30, 2018 and December 31, 2017 we had deferred tax assets, net of valuation allowances and deferred tax liabilities, of $36.8 million and $41.5 million, respectively. The valuation allowances were primarily related to various state net operating loss carryforwards where realization is more uncertain at this time due to the limited carryforward periods that exist in certain states.

On August 21, 2018 the Internal Revenue Service issued Notice 2018-68 providing initial guidance on the application of Section 162(m) regarding performance-based executive compensation provisions that were changed as a result of the Act. During the quarter ended September 30, 2018, there were no changes to the provisional amounts recorded in our December 31, 2017 financial statements. As of September 30, 2018, we are still analyzing the impact the changes to performance-based executive compensation provisions will have on our estimates. The Company continued to apply the guidance in SAB 118 when accounting for the enactment date effects of the Act.

14.	Senior Notes

The carrying value of our senior notes as of September 30, 2018 and December 31, 2017, net of any unamortized debt issuance costs or discount, were as follows:

	September 30,	December 31,
	2018	2017
	(Dollars in thousands)
5⅝% Senior Notes due February 2020, net	$248,595	$247,853
5½% Senior Notes due January 2024, net	248,736	248,585
6% Senior Notes due January 2043, net	490,286	490,159
Total	$987,617	$986,597

Our senior notes are not secured and, while the senior note indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries.

15.	Stock-Based Compensation

We account for share-based awards in accordance with ASC Topic 718 Compensation–Stock Compensation (“ASC 718”), which requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period. Stock-based compensation awards are valued at fair value on the date of grant. The following table sets forth share-based award expense activity for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Stock option grants expense	$583	$78	$780	$250
Restricted stock awards expense	939	758	2,303	1,721
Performance share units expense	903	226	5,417	1,129
Total stock based compensation	$2,425	$1,062	$8,500	$3,100

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

2016 PSU Grants. In the 2018 second quarter, the Company determined that achievement of the Maximum Goals for these awards was probable and as such, the Company recorded share-based award expense related to the awards of $0.9 million and $5.4 million for the three and nine months ended September 30, 2018, respectively. As of September 30, 2017, the Company had concluded that achievement of the Threshold Goals was probable and, as such, recorded share-based award expense related to the awards of $0.2 million and $1.1 million for the three and nine months ended September 30, 2017.

2017 and 2018 PSU Grants. For the PSUs granted in June of 2017 and in May of 2018, the Company concluded that achievement of any of the performance metrics has not met the level of probability required to record compensation expense and, as such, no expense related to these awards has been recognized as of September 30, 2018.

16.	Commitments and Contingencies

Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At September 30, 2018, we had outstanding surety bonds and letters of credit totaling $209.0 million and $71.4 million, respectively, including $41.6 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $94.8 million and $30.3 million, respectively. All letters of credit as of September 30, 2018, excluding those issued by HomeAmerican, were issued under our unsecured revolving credit facility (see Note 18 for further discussion of the revolving credit facility). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

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

Lot Option Contracts. In the ordinary course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allow us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, and minimizes the amount of land inventories on our consolidated balance sheets. In certain cases, these contracts will be settled shortly following the end of the period. Our obligation with respect to Option Contracts is generally limited to forfeiture of the related deposits. At September 30, 2018, we had cash deposits and letters of credit totaling $30.4 million and $8.2 million, respectively, at risk associated with the option to purchase 9,360 lots.

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

At September 30, 2018, we had interest rate lock commitments with an aggregate principal balance of $152.0 million. Additionally, we had $12.7 million of mortgage loans held-for-sale at September 30, 2018 that had not yet been committed to a mortgage purchaser. In order to hedge the changes in fair value of our interest rate lock commitments and mortgage loans held-for-sale that had not yet been committed to a mortgage purchaser, we had forward sales of securities totaling $102.5 million at September 30, 2018.

For the three and nine months ended September 30, 2018, we recorded a net loss of $0.9 million and a net gain of $1.4 million, respectively, on our derivatives, compared to net losses of $0.5 million and $0.5 million, respectively, for the same periods in 2017.

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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of September 30, 2018.

We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At September 30, 2018 and December 31, 2017, there were $29.8 million and $32.0 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. We had $15.0 million outstanding under the Revolving Credit Facility as of September 30, 2018 and December 31, 2017. As of September 30, 2018, availability under the Revolving Credit Facility was approximately $655.2 million.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). Effective August 9, 2018, the Mortgage Repurchase Facility was amended to extend its termination date to August 8, 2019. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased on September 26, 2018 from $75 million to $100 million and was effective through October 25, 2018. The Mortgage Repurchase Facility also had a temporary increase in the maximum aggregate commitment from $75 million to $115 million on December 27, 2017 and was effective through January 25, 2018. At September 30, 2018 and December 31, 2017, HomeAmerican had $90.8 million and $112.3 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is LIBOR-based.

The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of September 30, 2018.

19.	Related Party Transactions

We contributed $1.5 million in cash to the MDC/Richmond American Homes Foundation (the “Foundation”) during the nine months ended September 30, 2017. The Foundation is a non-profit organization operated exclusively for charitable, educational and other purposes beneficial to social welfare within the meaning of Section 501(c)(3) of the Internal Revenue Code. The following Directors and/or officers of the Company served as directors of the Foundation at September 30, 2018, all of whom serve without compensation:

Name	MDC Title
Larry A. Mizel	Chairman and CEO
David D. Mandarich	President and COO

Three other individuals, who are independent of the Company, also serve as directors of the Foundation. All directors of the Foundation serve without compensation.

20.	Subsequent Events

On November 1, 2018, we completed an amendment to our Revolving Credit Facility to (1) extend the Revolving Credit Facility maturity to December 18, 2023, (2) increase the aggregate commitment from $700 million to $1 billion and (3) provide that the aggregate amount of the commitments may increase to an amount not to exceed $1.5 billion upon our request, subject to receipt of additional commitments from existing or additional lenders and, in the case of additional lenders, the consent of the co-administrative agents.

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

Supplemental Condensed Combining Balance Sheet

	September 30, 2018
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and cash equivalents	$356,353	$4,594	$-	$-	$360,947
Marketable securities	-	-	-	-	-
Restricted cash	-	7,866	-	-	7,866
Trade and other receivables	530	55,939	-	-	56,469
Inventories:
Housing completed or under construction	-	1,073,909	-	-	1,073,909
Land and land under development	-	1,034,025	-	-	1,034,025
Total inventories	-	2,107,934	-	-	2,107,934

Intercompany receivables	1,794,096	9,960	-	(1,804,056)	-
Investment in subsidiaries	383,876	-	-	(383,876)	-
Property and equipment, net	23,506	33,187	-	-	56,693
Deferred tax asset, net	38,126	-	-	(1,311)	36,815
Prepaid and other assets	10,534	42,454	-	-	52,988
Total homebuilding assets	2,607,021	2,261,934	-	(2,189,243)	2,679,712

Financial Services:
Cash and cash equivalents	-	-	49,979	-	49,979
Marketable securities	-	-	49,006	-	49,006
Intercompany receivables	-	-	17,020	(17,020)	-
Mortgage loans held-for-sale, net	-	-	114,836	-	114,836
Other assets	-	-	13,326	1,311	14,637
Total financial services assets	-	-	244,167	(15,709)	228,458
Total Assets	$2,607,021	$2,261,934	$244,167	$(2,204,952)	$2,908,170

LIABILITIES AND EQUITY

Homebuilding:
Accounts payable	$-	$52,070	$-	$-	$52,070
Accrued liabilities	44,682	127,332	-	3,096	175,110
Advances and notes payable to parent and subsidiaries	26,980	1,786,840	296	(1,814,116)	-
Revolving credit facility	15,000	-	-	-	15,000
Senior notes, net	987,617	-	-	-	987,617
Total homebuilding liabilities	1,074,279	1,966,242	296	(1,811,020)	1,229,797

Financial Services:
Accounts payable and other liabilities	-	-	57,943	(3,096)	54,847
Advances and notes payable to parent and subsidiaries	-	-	6,960	(6,960)	-
Mortgage repurchase facility	-	-	90,784	-	90,784
Total financial services liabilities	-	-	155,687	(10,056)	145,631
Total Liabilities	1,074,279	1,966,242	155,983	(1,821,076)	1,375,428

Equity:
Total Stockholders' Equity	1,532,742	295,692	88,184	(383,876)	1,532,742
Total Liabilities and Stockholders' Equity	$2,607,021	$2,261,934	$244,167	$(2,204,952)	$2,908,170

Supplemental Condensed Combining Balance Sheet

	December 31, 2017
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and cash equivalents	$468,718	$4,239	$-	$-	$472,957
Marketable securities	49,634	-	-	-	49,634
Restricted cash	-	8,812	-	-	8,812
Trade and other receivables	8,200	47,422	-	(2,260)	53,362
Inventories:
Housing completed or under construction	-	936,685	-	-	936,685
Land and land under development	-	893,051	-	-	893,051
Total inventories	-	1,829,736	-	-	1,829,736

Intercompany receivables	1,578,830	2,803	5,291	(1,586,924)	-
Investment in subsidiaries	317,400	-	-	(317,400)	-
Property and equipment, net	24,557	1,882	-	-	26,439
Deferred tax assets, net	42,862	-	-	(1,382)	41,480
Other assets	7,260	68,406	-	-	75,666
Total Homebuilding Assets	2,497,461	1,963,300	5,291	(1,907,966)	2,558,086

Financial Services:
Cash and cash equivalents	-	-	32,471	-	32,471
Marketable securities	-	-	42,004	-	42,004
Intercompany receivables	-	-	40,139	(40,139)	-
Mortgage loans held-for-sale, net	-	-	138,114	-	138,114
Other assets	-	-	8,235	1,382	9,617
Total Financial Services Assets	-	-	260,963	(38,757)	222,206
Total Assets	$2,497,461	$1,963,300	$266,254	$(1,946,723)	$2,780,292

LIABILITIES AND EQUITY

Homebuilding:
Accounts payable	$-	$39,655	$-	$-	$39,655
Accrued liabilities	40,344	122,544	37	3,387	166,312
Advances and notes payable to parent and subsidiaries	48,233	1,547,593	27,015	(1,622,841)	-
Revolving credit facility	15,000	-	-	-	15,000
Senior notes, net	986,597	-	-	-	986,597
Total Homebuilding Liabilities	1,090,174	1,709,792	27,052	(1,619,454)	1,207,564

Financial Services:
Accounts payable and accrued liabilities	-	-	58,748	(5,647)	53,101
Advances and notes payable to parent and subsidiaries	-	-	4,222	(4,222)	-
Mortgage repurchase facility	-	-	112,340	-	112,340
Total Financial Services Liabilities	-	-	175,310	(9,869)	165,441
Total Liabilities	1,090,174	1,709,792	202,362	(1,629,323)	1,373,005

Equity:
Total Stockholders' Equity	1,407,287	253,508	63,892	(317,400)	1,407,287
Total Liabilities and Stockholders' Equity	$2,497,461	$1,963,300	$266,254	$(1,946,723)	$2,780,292

Supplemental Condensed Combining Statement of Operations

	Three Months Ended September 30, 2018
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$766,027	$-	$-	$766,027
Cost of sales	-	(619,248)	-	-	(619,248)
Inventory impairments	-	(11,098)	-	-	(11,098)
Gross margin	-	135,681	-	-	135,681
Selling, general, and administrative expenses	(16,172)	(67,406)	-	55	(83,523)
Equity income of subsidiaries	64,345	-	-	(64,345)	-
Interest and other income	2,013	261	-	(321)	1,953
Other expense	7	(1,135)	-	-	(1,128)
Homebuilding pretax income (loss)	50,193	67,401	-	(64,611)	52,983
Financial Services:
Financial services pretax income	-	-	14,171	266	14,437
Income before income taxes	50,193	67,401	14,171	(64,345)	67,420
(Provision) benefit for income taxes	3,199	(14,039)	(3,188)	-	(14,028)
Net income	$53,392	$53,362	$10,983	$(64,345)	$53,392
Other comprehensive income related to available-for-sale securities, net of tax	-	-	-	-	-
Comprehensive income	$53,392	$53,362	$10,983	$(64,345)	$53,392

	Three Months Ended September 30, 2017
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$586,287	$-	$-	$586,287
Cost of sales	-	(486,406)	-	-	(486,406)
Inventory impairments	-	(4,540)	-	-	(4,540)
Gross margin	-	95,341	-	-	95,341
Selling, general, and administrative expenses	(11,911)	(56,983)	-	(208)	(69,102)
Equity income of subsidiaries	33,329	-	-	(33,329)	-
Interest and other income	53,740	941	1	(134)	54,548
Other expense	7	(625)	-	-	(618)
Other-than-temporary impairment of marketable securities	-	-	-	-	-
Homebuilding pretax income (loss)	75,165	38,674	1	(33,671)	80,169
Financial Services:
Financial services pretax income	-	-	9,169	342	9,511
Income before income taxes	75,165	38,674	9,170	(33,329)	89,680
(Provision) benefit for income taxes	(14,002)	(11,168)	(3,347)	-	(28,517)
Net income	$61,163	$27,506	$5,823	$(33,329)	$61,163
Other comprehensive income (loss) related to available-for-sale securities, net of tax	(23,175)	-	927	(927)	(23,175)
Comprehensive income	$37,988	$27,506	$6,750	$(34,256)	$37,988

Supplemental Condensed Combining Statement of Operations

	Nine Months Ended September 30, 2018
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$2,123,323	$-	$-	$2,123,323
Home and land cost of sales	-	(1,722,283)	-	-	(1,722,283)
Inventory impairments	-	(11,848)	-	-	(11,848)
Gross margin	-	389,192	-	-	389,192
Selling, general, and administrative expenses	(45,599)	(190,464)	-	(372)	(236,435)
Equity income of subsidiaries	186,855	-	-	(186,855)	-
Interest and other income	5,569	871	4	(858)	5,586
Other expense	22	(2,584)	-	-	(2,562)
Homebuilding pretax income (loss)	146,847	197,015	4	(188,085)	155,781
Financial Services:
Financial services pretax income	-	-	37,557	1,230	38,787
Income before income taxes	146,847	197,015	37,561	(186,855)	194,568
(Provision) benefit for income taxes	9,208	(38,998)	(8,723)	-	(38,513)
Net income	$156,055	$158,017	$28,838	$(186,855)	$156,055
Other comprehensive income related to available for sale securities, net of tax	-	-	-	-	-
Comprehensive income	$156,055	$158,017	$28,838	$(186,855)	$156,055

	Nine Months Ended September 30, 2017
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$1,798,984	$-	$-	$1,798,984
Home and land cost of sales	-	(1,495,838)	-	-	(1,495,838)
Inventory impairments	-	(9,390)	-	-	(9,390)
Gross margin	-	293,756	-	-	293,756
Selling, general, and administrative expenses	(36,539)	(168,988)	-	(582)	(206,109)
Equity income of subsidiaries	102,469	-	-	(102,469)	-
Interest and other income	57,748	2,281	5	(312)	59,722
Other expense	23	(1,658)	-	-	(1,635)
Other-than-temporary impairment of marketable securities	(51)	-	-	-	(51)
Homebuilding pretax income (loss)	123,650	125,391	5	(103,363)	145,683
Financial Services:
Financial services pretax income	-	-	31,357	894	32,251
Income before income taxes	123,650	125,391	31,362	(102,469)	177,934
(Provision) benefit for income taxes	(6,367)	(42,742)	(11,542)	-	(60,651)
Net income	$117,283	$82,649	$19,820	$(102,469)	$117,283
Other comprehensive income (loss) related to available for sale securities, net of tax	(19,245)	-	2,217	(2,217)	(19,245)
Comprehensive income	$98,038	$82,649	$22,037	$(104,686)	$98,038

Supplemental Condensed Combining Statement of Cash Flows

	Nine Months Ended September 30, 2018
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(6,232)	$(99,100)	$46,086	$-	$(59,246)
Net cash provided by (used in) investing activities	(65,259)	(19,135)	(3,892)	114,514	26,228
Financing activities:
Payments from (advances to) subsidiaries	-	117,644	(3,130)	(114,514)	-
Mortgage repurchase facility	-	-	(21,556)	-	(21,556)
Dividend payments	(50,733)	-	-	-	(50,733)
Proceeds from exercise of stock options	9,859	-	-	-	9,859
Net cash provided by (used in) financing activities	(40,874)	117,644	(24,686)	(114,514)	(62,430)

Net increase (decrease) in cash and cash equivalents	(112,365)	(591)	17,508	-	(95,448)
Cash and cash equivalents:
Beginning of period	468,718	13,051	32,471	-	514,240
End of period	$356,353	$12,460	$49,979	$-	$418,792

	Nine Months Ended September 30, 2017
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$26,918	$(16,078)	$63,269	$-	$74,109
Net cash provided by (used in) investing activities	97,540	(198)	(254)	10,959	108,047
Financing activities:
Payments from (advances to) subsidiaries	-	21,995	(11,036)	(10,959)	-
Mortgage repurchase facility	-	-	(49,382)	-	(49,382)
Dividend payments	(38,793)	-	-	-	(38,793)
Payments of deferred financing costs	(2,630)	-	-	-	(2,630)
Proceeds from the exercise of stock options	8,503	-	-	-	8,503
Net cash provided by (used in) financing activities	(32,920)	21,995	(60,418)	(10,959)	(82,302)

Net increase (decrease) in cash and cash equivalents	91,538	5,719	2,597	-	99,854
Cash and cash equivalents:
Beginning of period	255,679	7,186	23,822	-	286,687
End of period	$347,217	$12,905	$26,419	$-	$386,541

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$766,027	$584,947	$2,123,323	$1,796,046
Land sale revenues	-	1,340	-	2,938
Total home and land sale revenues	766,027	586,287	2,123,323	1,798,984
Home cost of sales	(619,248)	(485,147)	(1,722,283)	(1,493,166)
Land cost of sales	-	(1,259)	-	(2,672)
Inventory impairments	(11,098)	(4,540)	(11,848)	(9,390)
Total cost of sales	(630,346)	(490,946)	(1,734,131)	(1,505,228)
Gross margin	135,681	95,341	389,192	293,756
Gross margin %	17.7%	16.3%	18.3%	16.3%
Selling, general and administrative expenses	(83,523)	(69,102)	(236,435)	(206,109)
Interest and other income	1,953	54,548	5,586	59,722
Other expense	(1,128)	(618)	(2,562)	(1,635)
Other-than-temporary impairment of marketable securities	-	-	-	(51)
Homebuilding pretax income	52,983	80,169	155,781	145,683

Financial Services:
Revenues	19,611	17,464	60,018	54,516
Expenses	(9,408)	(8,849)	(27,850)	(25,247)
Interest and other income	4,234	925	6,619	3,142
Other-than-temporary impairment of marketable securities	-	(29)	-	(160)
Financial services pretax income	14,437	9,511	38,787	32,251

Income before income taxes	67,420	89,680	194,568	177,934
Provision for income taxes	(14,028)	(28,517)	(38,513)	(60,651)
Net income	$53,392	$61,163	$156,055	$117,283

Earnings per share:
Basic	$0.94	$1.09	$2.77	$2.10
Diluted	$0.93	$1.07	$2.72	$2.07

Weighted average common shares outstanding:
Basic	56,171,619	55,782,389	56,023,996	55,623,225
Diluted	57,226,659	56,809,208	57,029,715	56,428,247

Dividends declared per share	$0.30	$0.23	$0.90	$0.69

Cash provided by (used in):
Operating Activities	$(3,058)	$(48,027)	$(59,246)	$74,109
Investing Activities	$(8,522)	$110,004	$26,228	$108,047
Financing Activities	$(2,951)	$(18,439)	$(62,430)	$(82,302)

Overview

Three Months Ended September 30, 2018

For the three months ended September 30, 2018, our net income was $53.4 million, or $0.93 per diluted share, a 13% decrease compared to net income of $61.2 million, or $1.07 per diluted share, for the same period in the prior year. The decrease was due to a $27.2 million decrease in our pretax income from homebuilding operations resulting from a $52.6 million decrease in our interest and other income. The decrease to interest and other income was the result of significant gains recognized in the same period in the prior year on the sale of investments held by our Corporate segment. This decrease was partially offset by a 31% increase in home sale revenues and a 140 basis point improvement in our gross margin from home sales. Additionally, net income benefited from a decrease in our effective tax rate that was mostly due to: (1) a $3.2 million discrete benefit resulting from the identification of additional homes (closed in prior periods) that are eligible for federal energy tax credits and (2) the Tax Cuts and Jobs Act that was signed into law in December 2017.

Home sale revenues were up from $584.9 million in the 2017 third quarter to $766.0 million in the 2018 third quarter. The $181.1 million year-over-year improvement was the result of a 20% increase in the number of homes delivered and a 9% increase in the average sales price of those homes.

The dollar value of our net new home orders decreased 3% from the prior year period, driven mostly by a 4% decrease in the average selling price, which is partially offset by a 2% increase in the number of net new orders. We continue to see a shift in mix to lower priced communities, with our focus on offering more affordable home plans.

Nine months ended September 30, 2018

For the nine months ended September 30, 2018, our net income was $156.1 million, or $2.72 per diluted share, a 33% increase compared to net income of $117.3 million, or $2.07 per diluted share, for the same period in the prior year. Similar to the 2018 third quarter commentary above, the increase was primarily driven by an improvement in home sale revenues, a 200 basis point improvement in our gross margin from home sales and a decrease in our effective tax rate primarily due to federal energy tax credits and the Tax Cuts and Jobs Act. These increases were partially offset by the significant gains recognized in the third quarter of 2017 on the sale of investments as referenced above.

The dollar value of our net new home orders increased 9% from the prior year period, driven mostly by an absorption pace of 3.51, which is an 8% increase from the nine months ended September 30, 2017.

Industry Conditions and Outlook for MDC*

With both home prices and interest rates rising, national new home sales have slowed relative to the robust increases seen during the past few years. However, we continued to see solid demand for new homes during the third quarter, especially for more affordable product offerings, supported by a strong consumer and relatively low inventory levels.

We believe that a focus on affordable homes will provide the best opportunity for continued industry growth in future years. Our most successful affordable product offering, the SeasonsTM collection, accounted for 22% of our net new orders during the 2018 third quarter, compared to just 12% a year ago. Furthermore, nearly 45% of the lots we purchased during the third quarter are intended for our SeasonsTM homes. We have also designed multiple other product lines, in various stages of development, which are intended to provide affordability to a broader segment of homebuyers.

Our dollar value of homes in backlog to end the 2018 third quarter was up 6% year-over-year to $1.80 billion, providing a solid foundation for a year-over-year increase in home sale revenues for the final quarter of 2018. Furthermore, our average gross margin in backlog at September 30, 2018 remained healthy at a level roughly even with the pre-impairment gross margin level we recognized from home closings in the 2018 third quarter. Additionally, we maintain our expectation for year-over-year period-end community count growth of at least 10% by the end of 2018, which would provide us with a larger platform for growth ahead of the 2019 sales season.

* See "Forward-Looking Statements" below.

Homebuilding

Pretax Income:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(Dollars in thousands)
West	$28,947	$17,746	$11,201	63%	$91,028	$54,335	$36,693	68%
Mountain	34,697	18,326	16,371	89%	94,736	61,097	33,639	55%
East	3,771	2,613	1,158	44%	11,287	9,989	1,298	13%
Corporate	(14,432)	41,484	(55,916)	(135%)	(41,270)	20,262	(61,532)	(304%)
Total Homebuilding pretax income	$52,983	$80,169	$(27,186)	(34)%	$155,781	$145,683	$10,098	7%

For the three months ended September 30, 2018, we recorded homebuilding pretax income of $53.0 million, a decrease of $27.2 million from $80.2 million for the same period in the prior year. The decrease was due to a $52.6 million decrease in our interest and other income as a result of significant gains recognized in the same period in the prior year on the sale of investments held by our Corporate segment. This decrease was partially offset by a $181.1 million, or 31%, increase in home sale revenues coupled with a 140 basis point improvement in our gross margin from home sales.

Our West segment experienced an $11.2 million year-over-year improvement in pretax income, primarily due to a 25% increase in home sale revenues. An improved gross margin from home sales also contributed to higher pretax income in the West, despite a $10.8 million impairment recognized in the third quarter of 2018 on a single community in one of our California markets.  Our Mountain segment experienced a $16.4 million year-over-year improvement in pretax income primarily driven by a 65% increase in home sale revenues and an improved gross margin from home sales. Our Corporate Segment experienced a $55.9 million decrease in pretax income from the prior year primarily as a result of the significant gains recognized on the sale of investments in the prior year as well as an increase in compensation related general and administrative expenses.

For the nine months ended September 30, 2018, we recorded homebuilding pretax income of $155.8 million, compared to $145.7 million for the same period in the prior year, an increase of $10.1 million, or 7%. The increase was primarily attributable to an 18% increase in home sale revenues and a 200 basis point improvement in our gross margin from home sales, which were partially offset by a $54.1 million decrease in our interest and other income as a result of the significant gains recognized on the sale of investments in the prior year.

The year-over-year increases in pretax income for both our West and Mountain segments were driven primarily by higher home sale revenues of 17% and 34%, respectively. An improved gross margin from home sales also contributed to higher pretax income for both segments, despite an increase in impairments recognized in our West Segment driven by the third quarter impairment charge discussed above. The increase in our West segment was partially offset by impairments of $11.2 million recognized for the nine months ended September 30, 2018 compared to $6.0 million in the prior year period. Our Corporate segment experienced a $61.5 million decrease in pretax income from the prior year primarily as a result of the significant gains recognized on the sale of investments in the prior year as well as an increase in compensation related general and administrative expenses.

Assets:

	September 30,	December 31,	Change
	2018	2017	Amount	%
	(Dollars in thousands)
West	$1,274,955	$1,084,756	$190,199	18%
Mountain	795,767	674,057	121,710	18%
East	181,253	201,684	(20,431)	(10)%
Corporate	427,737	597,589	(169,852)	(28)%
Total homebuilding assets	$2,679,712	$2,558,086	$121,626	5%

Total homebuilding assets increased 5% from December 31, 2017 to September 30, 2018. Increases in both our West and Mountain segments were the result of increases in our inventory balances. These increases were driven by the increased amount of backlog under construction and the total number of lots acquired during the nine months ended September 30, 2018. However, the funds for the land acquisition and construction activity came from our Corporate segment, causing a decline in our Corporate segment’s assets. In addition, our East segment assets decreased due to a lower level of investment in our mid-Atlantic market over the past two years; however, as is indicated by the 28% year-over-year increase in lots owned and optioned in our East segment (55% year-over-year increase in our mid-Atlantic market), we have begun reinvesting in this market recently.

New Home Deliveries & Home Sale Revenues:

Changes in home sale revenues are impacted by changes in the number of new homes delivered and the average selling price of those delivered homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	Three Months Ended September 30,
	2018			2017			% Change
	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price
	(Dollars in thousands)
West	836	$409,001	$489.2	747	$326,804	$437.5	12%	25%	12%
Mountain	535	272,989	510.3	359	165,726	461.6	49%	65%	11%
East	213	84,037	394.5	211	92,417	438.0	1%	(9)%	(10)%
Total	1,584	$766,027	$483.6	1,317	$584,947	$444.2	20%	31%	9%

	Nine Months Ended September 30,
	2018			2017			% Change
	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price
	(Dollars in thousands)
West	2,286	$1,120,316	$490.1	2,180	$959,641	$440.2	5%	17%	11%
Mountain	1,473	750,162	509.3	1,190	561,620	471.9	24%	34%	8%
East	611	252,845	413.8	615	274,785	446.8	(1)%	(8)%	(7)%
Total	4,370	$2,123,323	$485.9	3,985	$1,796,046	$450.7	10%	18%	8%

West Segment Commentary

For both the three and nine months ended September 30, 2018, we realized significant year-over-year percentage increases in the average selling price for each of our markets in the West segment due to price increases implemented over the past twelve months. Additionally, we experienced an increased proportion of closings coming from California, which has the highest average selling price in this segment. Our total new homes delivered were up for both the three and nine months ended September 30, 2018 primarily due to an increase in the number of homes in backlog to start the respective periods of 23% and 8%.  The impact of the increased homes in backlog to start the respective periods was partially offset by a lower backlog conversion rate as a higher percentage of our homes in backlog to start each period were in California, which has the longest construction cycle times in this segment. Additionally, for the three months ended September 30, 2018 our Arizona markets experienced a lower backlog conversion rate as compared to the same quarter in the prior year due to labor constraints driven by strong new home demand.

Mountain Segment Commentary

For the three and nine months ended September 30, 2018, our Mountain segment experienced a 49% and 24% year-over-year increase in the number of new homes delivered, respectively, as a result of increases in the number of homes in backlog to start the respective periods of 13% and 17% and a vendor related defect issue that delayed delivery of approximately 90 homes in Colorado that were originally projected to close in the 2017 third quarter. The average selling price of homes delivered for the three and nine months ended September 30, 2018 was up 11% and 8%, respectively, as compared to the respective periods in the prior year. The increases in the average sales prices are a result of price increases we have implemented over the past twelve months in the majority of communities in this segment.

East Segment Commentary

For both the three and nine months ended September 30, 2018, the decrease in the average selling price of homes closed in our East segment is due to mix as a result of (1) a higher percentage of our deliveries coming from our Florida markets, which have a lower average selling price than our mid-Atlantic market and (2) a higher percentage of deliveries in this segment coming from communities that offer more affordable home plans. Home deliveries remained consistent year-over-year for both the three and nine months ended September 30, 2018, despite year-over-year declines of 14% and 3%, respectively, in the number of homes in backlog to start the respective periods. The impact of the lower number of homes in backlog to start the 2018 third quarter was mostly offset by higher backlog conversion rates in our Florida and mid-Atlantic markets as a higher percentage of our homes in backlog to start the 2018 third quarter were under construction.

Gross Margin from Home Sales:

Our gross margin from home sales for the three months ended September 30, 2018 increased 140 basis points year-over-year from 16.3% to 17.7%. The improvement in gross margin from home sales was primarily driven by improving gross margins across most of our markets as a result of favorable supply / demand dynamics, which gave us the ability to increase pricing in the majority of our selling communities. Our gross margin from home sales was also positively impacted by a higher percentage of our closings coming from our more affordable SeasonsTM product, which has a higher average gross margin than our traditional new home plans, and a 40 basis point improvement in our interest in cost of sales as a percentage of home sale revenues. During the 2018 and 2017 third quarters, we recorded inventory impairments of $11.1 million and $4.5 million, respectively. The impairments recorded for each period negatively impacted gross margin by 140 basis points and 80 basis points, respectively.

Our gross margin from home sales for the nine months ended September 30, 2018 increased 200 basis points year-over-year from 16.3% to 18.3%. The primary drivers of the improved gross margin from home sales for the nine months ended September 30, 2018 are consistent with those noted above for the three months ended September 30, 2018.

Inventory Impairments:

Impairments of homebuilding inventory by segment for the three and nine months ended September 30, 2018 and 2017 are shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
West	$10,798	$1,885	$11,173	$5,985
Mountain	-	370	175	370
East	300	2,285	500	3,035
Total inventory impairments	$11,098	$4,540	$11,848	$9,390

The table below provides quantitative data, for the periods presented, used in determining the fair value of the impaired inventory.

	Impairment Data				Quantitative Data
Three Months Ended	Total Subdivisions Tested	Inventory Impairments	Fair Value of Inventory After Impairments	Number of Subdivisions Impaired	Discount Rate
	(Dollars in thousands)
March 31, 2018	24	$550	$5,223	2	12%
June 30, 2018	17	$200	$767	1	12%
September 30, 2018	17	$11,098	$29,874	2	12%	-	18%

March 31, 2017	33	$4,850	$19,952	2	12%	-	18%
June 30, 2017	35	$-	$-	-	N/A
September 30, 2017	33	$4,540	$52,190	9	10%	-	15%

Of the two subdivisions impaired during the third quarter of 2018, a single community in one of our California markets accounted for $10.8 million of the total impairment charge recorded during the period. This was a unique subdivision with homes at an above average price point as compared to the local market. There were no other significant subdivisions within this California market tested for impairment during the third quarter of 2018. As noted above, the number of subdivisions tested for impairment across the Company during the third quarter of 2018 was approximately half of that tested during the same period in the prior year.

Selling, General and Administrative Expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(Dollars in thousands)
General and administrative expenses	$40,237	$33,170	$7,067	$116,362	$97,831	$18,531
General and administrative expenses as a percentage of home sale revenues	5.3%	5.7%	(40) bps	5.5%	5.4%	10 bps

Marketing expenses	$18,102	$16,445	$1,657	$50,888	$48,545	$2,343
Marketing expenses as a percentage of home sale revenues	2.4%	2.8%	(40) bps	2.4%	2.7%	(30) bps

Commissions expenses	$25,184	$19,487	$5,697	$69,185	$59,733	$9,452
Commissions expenses as a percentage of home sale revenues	3.3%	3.3%	0 bps	3.3%	3.3%	0 bps

Total selling, general and administrative expenses	$83,523	$69,102	$14,421	$236,435	$206,109	$30,326
Total selling, general and administrative expenses as a percentage of home sale revenues	10.9%	11.8%	(90) bps	11.1%	11.5%	(40) bps

For the three and nine months ended September 30, 2018, the increases in our general and administrative expenses were primarily due to increased compensation-related expenses driven by higher average headcount as well as $0.7 million and $4.3 million, respectively, in additional stock-based compensation expense associated with performance-based stock awards that were granted in 2016.

Our commissions expenses are variable with home sale revenues. As such, the year-over-year increases in home sale revenues drove the changes in commissions expenses year-over-year for both periods presented. Our marketing expenses increased slightly for the three and nine months ended September 30, 2018, due to increased compensation-related expenses driven by higher average headcount, as well as increased marketing costs related to master planned communities. Overall, our selling, general and administrative expenses as a percentage of home sale revenues improved year-over-year by 90 basis points and 40 basis points, respectively, for the three and nine months ended September 30, 2018.

Other Homebuilding Operating Data

Net New Orders and Active Subdivisions:

	Three Months Ended September 30,
	2018				2017				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate
	(Dollars in thousands)
West	690	$316,556	$458.8	3.06	692	$336,730	$486.6	3.20	(0)%	(6)%	(6)%	(4)%
Mountain	418	206,945	495.1	2.22	381	185,766	487.6	2.43	10%	11%	2%	(9)%
East	182	57,649	316.8	2.64	197	74,219	376.7	2.35	(8)%	(22)%	(16)%	12%
Total	1,290	$581,150	$450.5	2.67	1,270	$596,715	$469.9	2.78	2%	(3)%	(4)%	(4)%

	Nine Months Ended September 30,
	2018				2017				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate
	(Dollars in thousands)
West	2,743	$1,274,115	$464.5	4.14	2,443	$1,124,514	$460.3	3.64	12%	13%	1%	14%
Mountain	1,593	814,939	511.6	3.02	1,463	704,959	481.9	3.24	9%	16%	6%	(7)%
East	579	207,394	358.2	2.78	658	271,159	412.1	2.30	(12)%	(24)%	(13)%	21%
Total	4,915	$2,296,448	$467.2	3.51	4,564	$2,100,632	$460.3	3.24	8%	9%	1%	8%

*Calculated as total net new orders in period ÷ average active communities during period ÷ number of months in period

				Average Active Subdivisions			Average Active Subdivisions
	Active Subdivisions			Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%	September 30,		%
	2018	2017	Change	2018	2017	Change	2018	2017	Change
West	73	76	(4)%	75	72	4%	74	75	(1)%
Mountain	64	55	16%	63	52	21%	59	50	18%
East	21	23	(9)%	23	28	(18)%	23	31	(26)%
Total	158	154	3%	161	152	6%	156	156	0%

West Segment Commentary

For the three months ended September 30, 2018, the dollar value of net new orders decreased 6%, driven by a 6% decrease in the average selling price primarily due to a shift in mix as a result of an increased proportion of net new orders coming from Arizona, which has the lowest average selling price in this segment. The number of net new orders was flat year-over-year, resulting from a 4% decrease in the monthly absorption rate. California was the main driver of the decline in our sales pace as a result of: (1) a smaller relative proportion of affordable product offerings currently available in this market and (2) a lower pace of gross sales (before cancellations) as we increased prices in prior quarters in response to market demand, which allowed us to offset cost increases and improve gross margins. The decline in our sales pace in California was mostly offset by the improved sales pace in Arizona and Nevada as these markets have seen especially strong demand dynamics.

For the nine months ended September 30, 2018, the year-over-year increase in the dollar value of net new orders was primarily driven by significant improvements in our monthly sales absorption rates in Arizona and Nevada consistent with the 2018 third quarter discussion above.

Mountain Segment Commentary

For the three months ended September 30, 2018, the dollar value of net new orders increased 11% from the same period in the prior year due primarily to a 10% increase in our number of net new orders.  Our higher number of net new orders was the result of a 21% increase in average active community count as a result of growth in Colorado where we have had a significant amount of land acquisition activity over the last two years. This increase was partially offset by a 9% decrease in monthly sales absorption pace.  Colorado was the main driver of the decline in our sales pace as a result of a lower pace of gross sales (before cancellations) as we increased prices in prior quarters in response to market demand, which allowed us to offset cost increases and improve gross margins.

For the nine months ended September 30, 2018, the dollar value of net new orders increased 16% from the same period in the prior year due to a 9% increase in our number of net new orders and a 6% improvement in our average selling price. The increase in the average sales price is a result of price increases we have implemented over the past twelve months in the majority of communities in this segment. Our higher number of net new orders was the result of an 18% increase in average active community count partially offset by a 7% decrease in monthly sales absorption pace. Commentary on the increase in average active community count and decline in monthly sales absorption pace is consistent with the 2018 third quarter discussion above.

East Segment Commentary

For the three and nine months ended September 30, 2018, our dollar values of net new orders were down 22% and 24%, respectively, from the same periods in 2017 as double-digit percentage declines in both our average selling price of net new orders and our average active community count were only slightly offset by strong improvements in our monthly sales absorption rate. The improved sales pace we realized during both periods was primarily due to an increased offering of more affordable products in our Florida markets, which have realized a higher selling pace, and strong order activity in the limited number of new communities we have opened in our mid-Atlantic market. Our average active community count was down for both periods mostly due to decreased land acquisition activity in the mid-Atlantic region over the past two years where we have invested less because our returns in this market had been lower than expected. However, as noted above, we have recently experienced improving returns in the mid-Atlantic region resulting in reinvestment in this market. The decrease in the average selling price of net new orders is due to mix as a result of: (1) a higher percentage of our net new orders coming from our Florida markets, which have a lower average selling price than our mid-Atlantic operations, and (2) a higher percentage of our net new orders coming from an expanded offering of more affordable home plans, due to an increasing level of demand for these plans.

Cancellation Rate:

	Cancellations as a Percentage of Homes in Beginning Backlog
	Three Months Ended September 30,		Change in
	2018	2017	Percentage
West	10%	11%	(1)%
Mountain	12%	13%	(1)%
East	20%	10%	10%
Total	12%	12%	0%

Our cancellations as a percentage of homes in beginning backlog to start the quarter (“cancellation rate”) remained consistent at 12% year-over-year. While our Mountain and West segments experienced slight improvements in cancellation rates compared to the same quarter in the prior year, our East segment had a 10% increase in cancellation rates from the 2017 third quarter to the 2018 third quarter. This was primarily due to cancellations coming from our Florida operations, where our mix has shifted to include more first-time homebuyers, who have a higher likelihood of cancellation.

Backlog:

	September 30,
	2018			2017			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
West	1,908	$939,247	$492.3	1,610	$820,222	$509.5	19%	15%	(3)%
Mountain	1,373	717,988	522.9	1,341	663,505	494.8	2%	8%	6%
East	423	145,829	344.7	512	224,565	438.6	(17)%	(35)%	(21)%
Total	3,704	$1,803,064	$486.8	3,463	$1,708,292	$493.3	7%	6%	(1)%

At September 30, 2018, we had 3,704 homes in backlog with a total value of $1.80 billion, representing respective increases of 7% and 6% from September 30, 2017. The majority of our markets experienced year-over-year growth in both the number of homes in backlog and the dollar value of backlog primarily as a result of year-over-year increases in net new orders. While we have implemented price increases in the majority of our communities over the last twelve months, these have largely been offset by a shift in mix to lower priced communities, with our focus on offering more affordable home plans. Additionally, the average price of homes in backlog has been impacted by a shift in mix as a result of an increased proportion of net new orders coming from our Arizona markets, which have some of the lowest average selling prices as compared to our other markets. The dollar value of homes in backlog in our East segment was down significantly from the end of the 2017 third quarter as a result of reduced sales activity over the last twelve months due primarily to lower community count and a decrease in the average selling price of net new orders. As discussed above, the decrease in the average selling price of net new orders is due to mix as a result of (1) a higher percentage of our net new orders coming from our Florida markets, which have a lower average selling price than our mid-Atlantic operations, and (2) a higher percentage of our net new orders coming from an expanded offering of more affordable home plans, due to an increasing level of demand for these plans.

Homes Completed or Under Construction (WIP lots):

	September 30,		%
	2018	2017	Change
Unsold:
Completed	129	78	65%
Under construction	311	218	43%
Total unsold started homes	440	296	49%
Sold homes under construction or completed	2,835	2,591	9%
Model homes under construction or completed	403	319	26%
Total homes completed or under construction	3,678	3,206	15%

While we continue to focus on our build-to-order model, there were certain markets in the last twelve months where we intentionally started construction on unsold lots in order to promote building efficiencies or to meet various municipal requirements. Our model homes under construction or completed were up 26% despite our active community count being up only 3% year-over-year. This is primarily the result of models being constructed to open new communities in the near future as we plan for growth in our active community count.

Lots Owned and Optioned (including homes completed or under construction):

	September 30, 2018			September 30, 2017
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total	Total % Change
West	7,736	4,215	11,951	6,230	1,905	8,135	47%
Mountain	6,020	3,648	9,668	5,078	3,092	8,170	18%
East	1,895	1,497	3,392	1,345	1,309	2,654	28%
Total	15,651	9,360	25,011	12,653	6,306	18,959	32%

Our total owned and optioned lots at September 30, 2018 were 25,011, up 32% from September 30, 2017, due to our significant land acquisition approval activity over the past year across all markets. We believe that our total lot supply, coupled with our planned acquisition activity, can support growth in future periods. See "Forward-Looking Statements" below.

Financial Services

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(Dollars in thousands)
Financial services revenues
Mortgage operations	$11,919	$11,176	$743	7%	$39,162	$36,056	$3,106	9%
Other	7,692	6,288	1,404	22%	20,856	18,460	2,396	13%
Total financial services revenues	$19,611	$17,464	$2,147	12%	$60,018	$54,516	$5,502	10%

Financial services pretax income
Mortgage operations	$6,702	$5,857	$845	14%	$23,262	$21,093	$2,169	10%
Other	7,735	3,654	4,081	112%	15,525	11,158	4,367	39%
Total financial services pretax income	$14,437	$9,511	$4,926	52%	$38,787	$32,251	$6,536	20%

For the three and nine months ended September 30, 2018, our financial services pretax income increased $4.9 million, or 52%, and $6.5 million, or 20%, respectively, from the same periods in the prior year. For the nine months ended September 30, 2018 the increases in pretax income and revenues for our mortgage operations segment were primarily driven by a $1.4 million gain recognized on the sale of conventional mortgage servicing rights. In our other financial services segment, the increases in pretax income for the three and nine months ended September 30, 2018 were primarily driven by $3.0 million and $3.1 million, respectively, of net gains on equity securities.

The following table sets forth information for our mortgage operations segment relating to mortgage loans originated and capture rate.

	Three Months Ended		% or	Nine Months Ended		% or
	September 30,		Percentage	September 30,		Percentage
	2018	2017	Change	2018	2017	Change
	(Dollars in thousands)
Total Originations (including transfer loans):
Loans	970	824	18%	2,699	2,497	8%
Principal	$348,325	$288,326	21%	$987,199	$872,781	13%
Capture Rate Data:
Capture rate as % of all homes delivered	61%	62%	(1)%	62%	62%	0%
Capture rate as % of all homes delivered (excludes cash sales)	67%	66%	1%	67%	66%	1%
Mortgage Loan Origination Product Mix:
FHA loans	17%	20%	(3)%	16%	19%	(3)%
Other government loans (VA & USDA)	19%	20%	(1)%	19%	21%	(2)%
Total government loans	36%	40%	(4)%	35%	40%	(5)%
Conventional loans	64%	60%	4%	65%	60%	5%
	100%	100%	0%	100%	100%	0%
Loan Type:
Fixed rate	97%	97%	0%	97%	97%	0%
ARM	3%	3%	0%	3%	3%	0%
Credit Quality:
Average FICO Score	741	735	1%	742	735	1%
Other Data:	`
Average Combined LTV ratio	81%	83%	(2)%	81%	83%	(2)%
Full documentation loans	100%	100%	0%	100%	100%	0%
Loans Sold to Third Parties:
Loans	931	836	11%	2,736	2,645	3%
Principal	$338,940	$293,375	16%	$1,006,194	$921,431	9%

Income Taxes

Our overall effective income tax rates were 20.8% and 19.8% for the three and nine months ended September 30, 2018, respectively, and 31.8% and 34.1% for the three and nine months ended September 30, 2017, respectively. The year-over-year decrease in our effective tax rate for the three and nine months ended September 30, 2018 was impacted by the following items:

(1) The net impact from the enactment of the Tax Cuts and Jobs Act, which reduced the U.S. federal corporate income tax rate from 35% to 21% but also reduced the deductibility of certain executive based compensation and eliminated the domestic manufacturing deduction.

(2) Our estimated effective tax rate for the 2017 full year as of September 30, 2017 included no estimate for energy tax credits as the tax provision had expired and had not been extended for 2017. However, in February 2018, the Bipartisan Budget Act of 2018 was signed into law, retroactively extending energy tax credits for 2017. As a result, for the three and nine months ended September 30, 2018, we recorded discrete tax adjustments for energy tax credits of $3.2 million and $11.3 million, respectively. The majority of the tax credits recognized during 2018 relate to certificates associated with 2017 closings that have been received throughout the first nine months of 2018. The remaining credits are related to certificates received from closings in other open tax years prior to 2017. As of September 30, 2018, energy tax credits for 2018 were not approved and as a result, no such estimate has been included in our estimated effective tax rate for 2018.

(3) In the 2017 first quarter, we established a discrete valuation allowance against certain state net operating loss carryforwards. No such valuation allowances were established during the nine months ended September 30, 2018.

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

In certain states that we build, we are not always able to complete certain outdoor features (such as landscaping or pools) prior to closing the home. To the extent these separate deliverables are not complete upon the closing of a home, we defer home sale revenues related to incomplete outdoor features, and recognize revenue upon completion of the outdoor features.

LIQUIDITY AND CAPITAL RESOURCES

We use our liquidity and capital resources to: (1) support our operations, including the purchase of land, land development and construction of homes; (2) provide working capital; and (3) provide mortgage loans for our homebuyers. Our liquidity includes our cash and cash equivalents, marketable securities, Revolving Credit Facility and Mortgage Repurchase Facility (both defined below). Additionally, we have an existing effective shelf registration statement that allows us to issue equity, debt or hybrid securities up to $1.35 billion.

We have marketable equity securities that consist primarily of holdings in common stock and exchange traded funds.

Capital Resources

Our capital structure is primarily a combination of (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our 5⅝% senior notes due 2020, 5½% senior notes due 2024 and our 6% senior notes due 2043; (3) our Revolving Credit Facility (defined below) and (4) our Mortgage Repurchase Facility (defined below). Because of our current balance of cash, cash equivalents, marketable securities, ability to access the capital markets, and available capacity under both our Revolving Credit Facility and Mortgage Repurchase Facility, we believe that our capital resources are adequate to satisfy our short and long-term capital requirements, including meeting future payments on our senior notes as they become due. See "Forward-Looking Statements" below.

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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of September 30, 2018.

We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At September 30, 2018 and December 31, 2017, there were $29.8 million and $32.0 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. We had $15.0 million outstanding under the Revolving Credit Facility as of September 30, 2018 and December 31, 2017. As of September 30, 2018, availability under the Revolving Credit Facility was approximately $655.2 million.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). Effective August 9, 2018, the Mortgage Repurchase Facility was amended to extend its termination date to August 8, 2019. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased on September 26, 2018 from $75 million to $100 million and was effective through October 25, 2018. The Mortgage Repurchase Facility also had a temporary increase in the maximum aggregate commitment from $75 million to $115 million on December 27, 2017 and was effective through January 25, 2018. At September 30, 2018 and December 31, 2017, HomeAmerican had $90.8 million and $112.3 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is LIBOR-based.

The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of September 30, 2018.

Dividends

During the three and nine months ended September 30, 2018, we paid dividends of $0.30 per share and $0.90 per share, respectively, compared to $0.23 per share and $0.69 per share for the same periods in the prior year, respectively.

MDC Common Stock Repurchase Program

At September 30, 2018, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the three and nine months ended September 30, 2018.

Consolidated Cash Flow

During the nine months ended September 30, 2018, we used $59.2 million of cash for operating activities, primarily due to: 1) a net increase in land and land under development of $150.0 million, 2) a net increase in housing inventory of $131.7 million, 3) a net increase in prepaid and other assets of $12.3 million and 4) a net increase in trade and other receivables of $7.0 million. These amounts were partially offset by: 1) net income of $156.1 million, 2) non-cash add-backs to net income related to depreciation, stock-based compensation and inventory impairments totaling $35.8 million, 3) a net increase in accounts payable and accrued liabilities of $26.1 million and 4) a net decrease in mortgage loans held-for-sale of $23.3 million.

During the nine months ended September 30, 2018, we generated $26.2 million of cash from investing activities, primarily attributable to the maturity of $50 million in debt securities, which was partially offset by the purchase of $19.9 million in property and equipment and net purchases of marketable securities of $3.9 million.

During the nine months ended September 30, 2018, we used $62.4 million of cash for financing activities, primarily related to dividend payments totaling $50.7 million and net payments on our mortgage repurchase facility of $21.6 million. These amounts were slightly offset by proceeds of $9.9 million from the exercise of stock options.

Off-Balance Sheet Arrangements

Lot Option Purchase Contracts. In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At September 30, 2018, we had deposits of $32.8 million in the form of cash and $9.5 million in the form of letters of credit that secured option contracts to purchase 9,360 lots for a total estimated purchase price of $724.4 million.

Surety Bonds and Letters of Credit. At September 30, 2018, we had outstanding surety bonds and letters of credit totaling $209.0 million and $71.4 million, respectively, including $41.6 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $94.8 million and $30.3 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

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

As of September 30, 2018, our cash and cash equivalents included U.S. government securities, commercial bank deposits, money market funds and time deposits, with maturities of three months or less. As of September 30, 2018, our marketable securities included holdings in common stock and exchange traded funds.

We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments and debt. Derivative instruments utilized in the normal course of business by HomeAmerican include interest rate lock commitments and forward sales of mortgage-backed securities, which are used to manage the price risk on fluctuations in interest rates on our mortgage loans in inventory and interest rate lock commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed at September 30, 2018 had an aggregate principal balance of $152.0 million, all of which were under interest rate lock commitments at an average interest rate of 4.82%. In addition, HomeAmerican had mortgage loans held-for-sale with an aggregate principal balance of $114.8 million at September 30, 2018, of which $12.7 million had not yet been committed to a mortgage purchaser and had an average interest rate of 4.81%. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale which had not yet been committed to a mortgage purchaser, HomeAmerican had forward sales of securities totaling $102.5 million and $73.0 million at September 30, 2018 and December 31, 2017, respectively.

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

(b)   Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company did not repurchase any shares during the three and nine months ended September 30, 2018. Additionally, there were no sales of unregistered equity securities during the period.

Item 6.	Exhibits

10.1	Second Amendment to Amended and Restated Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of August 9, 2018 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed August 9, 2018). *

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

____________________

* Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2018	M.D.C. HOLDINGS, INC.
(Registrant)

	By:	/s/ Robert N. Martin
Robert N. Martin
Senior Vice President, Chief Financial Officer and Principal Accounting Officer (principal financial officer and duly authorized officer)