Form 10-K
period 2018-12-31
MDC HOLDINGS INC
filed 2019-01-31
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes X_  No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer_X_                              Accelerated Filer___

Non-Accelerated Filer ___           Smaller Reporting Company___        Emerging Growth Company___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No X

As of June 30, 2018, the aggregate market value of the Registrants' common stock held by non-affiliates of the Registrants was $1.4 billion based on the closing sales price of $30.77 per share as reported on the New York Stock Exchange on June 29, 2018.

As of December 31, 2018, the number of shares outstanding of Registrant's common stock was 56,615,352.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of part III of this Form 10-K are incorporated by reference from the Registrant's 2019 definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year.

M.D.C. HOLDINGS, INC.

FORM 10-K

For the Year Ended December 31, 2018

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

Item 1. Business.

(a) General Development of Business

M.D.C. Holdings, Inc. is a Delaware corporation. We refer to M.D.C. Holdings, Inc. as the “Company,” “MDC,” “we” or “our” in this Annual Report on Form 10-K, and these designations include our subsidiaries unless we state otherwise. We have two primary operations, homebuilding and financial services. Our homebuilding operations consist of wholly owned subsidiary companies that generally purchase finished lots or develop lots to the extent necessary for the construction and sale primarily of single-family detached homes to first-time and first-time move-up homebuyers under the name “Richmond American Homes.” Our homebuilding operations are comprised of various homebuilding divisions that we consider to be our operating segments. For financial reporting, we have aggregated our homebuilding operating segments into reportable segments as follows: (1) West (includes operating segments located in Arizona, California, Nevada, Washington and Oregon); (2) Mountain (includes operating segments located in Colorado and Utah); and (3) East (includes operating segments located in the mid-Atlantic, which includes Virginia and Maryland, and Florida).

Our financial services operations primarily consist of (1) HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans primarily for our homebuyers, (2) Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”), which provides insurance coverage primarily to our homebuilding subsidiaries on homes that have been delivered and most of our subcontractors for completed work on those delivered homes, (3) StarAmerican Insurance Ltd., which is a re-insurer of Allegiant claims, (4) American Home Insurance Agency, Inc., which offers third-party insurance products to our homebuyers, and (5) American Home Title and Escrow Company, which provides title agency services to our homebuilding subsidiaries and our customers in certain states. For financial reporting, we have aggregated our financial services operating segments into reportable segments as follows: (1) mortgage operations (represents HomeAmerican only) and (2) other (all remaining operating segments).

(b) Available Information

We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, available free of charge on our website as soon as reasonably practicable after we file or furnish the materials electronically with the Securities and Exchange Commission (“SEC”). To obtain any of this information, go to our website, www.mdcholdings.com, and select “SEC Filings” from the “Financial Reports” menu. Our website includes our: (1) Corporate Governance Guidelines; (2) Corporate Code of Conduct; (3) Rules for Senior Financial Officers; (4) Audit Committee Procedures for Handling Confidential Complaints; and (5) charters for the Audit, Compensation, Legal and Corporate Governance/Nominating Committees. These materials may also be obtained, free of charge, at www.mdcholdings.com (select “Governance”).

(c) Narrative Description of Business

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

For 2018, the percentage of our home deliveries and home sale revenues by state were as follows:

	Percentage	Percentage
	of	of Home Sale
	Deliveries	Revenues
Arizona	15%	11%
California	16%	23%
Nevada	16%	13%
Washington	5%	6%
West	52%	53%
Colorado	31%	31%
Utah	4%	4%
Mountain	35%	35%
Maryland	2%	2%
Virginia	3%	4%
Florida	8%	6%
East	13%	12%
Total	100%	100%

Our financial services operations include subsidiaries that provide mortgage financing, place title insurance and homeowner insurance for our homebuyers, and provide general liability insurance for our subsidiaries and most of our subcontractors.

Homebuilding Operations

Operating Divisions. The primary functions of our homebuilding segments include land acquisition and development, home construction, sales and marketing, and customer service. Operating decisions are made by our local management teams under the oversight of our Chief Operating Decision Maker (“CODM”), or decision-making group, defined as two key executives - our Chief Executive Officer and Chief Operating Officer. Our organizational structure (i.e., the grouping and reporting of divisions) changes based upon the current needs of the Company. We had 15, 15 and 13 active homebuilding operating divisions at the end of each year ended December 31, 2018, 2017 and 2016, respectively.

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

Housing.  Generally, our homebuilding subsidiaries build single-family detached homes in a number of standardized series, designed to provide variety in the size and style of homes for our potential homebuyers. In certain markets, our homebuilding subsidiaries build and sell attached townhomes. Within each series of our single-family detached homes, our homebuilding subsidiaries build several different floor plans offering standard and optional features (such as upgraded appliances, cabinetry, flooring, etc.). Differences in sales prices of similar models from market-to-market depend primarily upon homebuyer demand, home prices offered by our competitors, market conditions (such as home inventory supply levels), location, cost of land, optional features and design specifications. The series of homes offered at a particular location is based on perceived customer preferences, lot size, area demographics and, in certain cases, the requirements of major land sellers and local municipalities. In general, our homebuilding subsidiaries focus on selling “to be built homes,” also referred to as “dirt sales,” and limit the number of homes started without a contract.

Land Acquisition and Development.  Our homebuilding subsidiaries acquire lots with the intention of constructing and selling homes on the acquired land. Generally, we prefer to purchase finished lots using option contracts, in phases or in bulk for cash. However, because there often is significant competition for finished lots, approximately one-half of the lots we purchase require some level of development. In making land purchases, we consider a number of factors, including projected rates of return, estimated gross margins from home sales, sales prices of the homes to be built, mortgage loan limits within the respective county, population and employment growth patterns, proximity to developed areas, estimated cost and complexity of development including environmental and geological factors, quality of schools, estimated levels of competition and demographic trends.

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

Backlog.  At December 31, 2018 and 2017, homes under contract but not yet delivered (“backlog”) totaled 2,936 and 3,159, respectively, with an estimated sales value of $1.43 billion and $1.60 billion, respectively. We anticipate that homes in backlog at December 31, 2018 generally will close during 2019 under their existing home order contracts or through the replacement of an existing contract with a new home order contract. The estimated backlog sales value at December 31, 2018 may be impacted by, among other things, subsequent home order cancellations, incentives provided, and/or options and upgrades selected. See “Forward-Looking Statements” above.

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

HomeAmerican uses a mortgage repurchase facility, internally generated funds, and temporary financing provided by its parent, to finance the origination of mortgage loans until they are sold. HomeAmerican sells originated mortgage loans to third-party purchasers on either a bulk or flow basis. Mortgage loans sold on a bulk basis include the sale of a package of substantially similar originated mortgage loans, while sales of mortgage loans on a flow basis are completed as HomeAmerican originates each loan. Mortgage loans sold to third-party purchasers include HomeAmerican’s representations and warranties with respect to certain borrower payment defaults, credit quality issues and/or misrepresentations made by HomeAmerican or our homebuyers. Substantially all of the mortgage loans originated by HomeAmerican are sold to third-party purchasers, generally between 10 to 35 days of origination.

Pipeline. HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed (the “locked pipeline”) at December 31, 2018 and 2017 had an aggregate principal balance of approximately $101.1 million and $66.6 million, respectively, and were under interest rate lock commitments at an average interest rate of 4.78% and 4.15%, respectively.

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

Insurance Agency Operations

American Home Insurance is an insurance agency that sells primarily homeowners’ personal property and casualty insurance products in the same markets where our homebuilding subsidiaries operate and primarily to our homebuyers.

Title Operations

American Home Title provides title agency services to the Company and its homebuyers in Colorado, Florida, Maryland, Nevada and Virginia.

Employees.

The table below summarizes the approximate number of employees for our combined Homebuilding, combined Financial Services and Corporate segments at December 31, 2018 and 2017.

	December 31,
	2018	2017
Homebuilding	1,184	1,109
Financial Services	152	146
Corporate	245	236
Total	1,581	1,491

Item 1A. Risk Factors.

Changes in general economic, real estate and other business conditions may have an adverse effect on the homebuilding and mortgage industries, which could have a negative impact on our business.

The homebuilding industry is cyclical and is significantly affected by changes in industry conditions, the national political environment and general economic conditions such as:

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

We generally are unable to pass on increases in construction costs to customers who have already entered into sales contracts, as those sales contracts fix the price of the homes at the time the contracts are signed, which generally is in advance of the construction of the home. To the extent that market conditions prevent the recovery of increased costs, including, among other things, subcontracted labor, finished lots, building materials, and other resources, through higher selling prices, our financial position, cash flows and operating results, including our gross margin from home sales, could be negatively impacted.

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

Many homeowners receive substantial tax benefits in the form of tax deductions against their personal taxable income for mortgage interest and property tax payments and the loss or reduction of these deductions could affect homeowners’ net cost of owning a home. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was enacted. As a result of the Tax Cuts and Jobs Act, substantial changes were made to personal income tax rates and the deductibility of (1) mortgage interest, (2) state and local taxes and (3) real property taxes, among other items. The full impact of these changes is still unknown. However, the changes resulting from the Tax Cuts and Jobs Act, in addition to any other future changes to existing tax laws, may result in an increase in the total cost of home ownership and may make the purchase of a home less attractive to buyers. This could adversely impact demand for and/or sales prices of new homes, which would have a negative impact on our business.

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

We have a significant amount of investments in marketable securities, the market value of which is subject to changes from period to period. Decreases in the market value of our marketable securities could have an adverse impact on our financial position, results of operations and cash flows.

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

We use information technology and other computer resources to carry out important operational activities and to maintain our business records. These information technology systems are dependent upon electronic systems and other aspects of the internet infrastructure. A material breach in the security of our information technology systems or other data security controls could result in third parties obtaining or corrupting customer, employee or company data. Such occurrences could have a material and adverse effect on our financial position, results of operations and cash flows.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

At December 31, 2018, we had 565 shareholders of record. The shares of our common stock are traded on the New York Stock Exchange under the trading symbol MDC. On November 21, 2017, the Company announced an 8% stock dividend that was distributed on December 19, 2017 to shareholders of record on December 5, 2017. On November 22, 2016, the Company announced a 5% stock dividend that was distributed on December 20, 2016 to shareholders of record on December 6, 2016. In accordance with Accounting Standards Codification Topic 260, “Earnings per Share”, basic and diluted earnings per share amounts, weighted-average shares outstanding, and dividends declared per share have been restated for all periods presented to reflect the effect of these stock dividends.

The table below sets forth the cash dividends declared and paid in 2018, 2017 and 2016.

				Total
	Date of	Date of	Dividend	Dividends
	Declaration	Payment	per Share	Paid
				(In thousands)
2018
First Quarter	01/22/18	02/21/18	$0.30	$16,865
Second Quarter	04/30/18	05/23/18	0.30	16,928
Third Quarter	07/23/18	08/22/18	0.30	16,940
Fourth Quarter	10/22/18	11/21/18	0.30	16,984
			$1.20	$67,717

2017
First Quarter	01/23/17	02/22/17	$0.23	$12,897
Second Quarter	04/24/17	05/24/17	0.23	12,912
Third Quarter	07/24/17	08/23/17	0.23	12,984
Fourth Quarter	10/23/17	11/22/17	0.23	12,986
			$0.93	$51,779

2016
First Quarter	01/25/16	02/24/16	$0.22	$12,252
Second Quarter	04/18/16	05/25/16	0.22	12,252
Third Quarter	07/25/16	08/24/16	0.22	12,259
Fourth Quarter	10/24/16	11/23/16	0.22	12,258
			$0.88	$49,021

On January 28, 2019, the Company declared a cash dividend of $0.30 per share as well as an 8% stock dividend. The cash dividend will be payable February 27, 2019 to shareholders of record on February 13, 2019. The stock dividend will be distributed on February 28, 2019 to shareholders of record on February 14, 2019, with a brokers’ cut-off date of February 21, 2019, and will be in the form of one additional share of MDC common stock for each 12.5 shares owned by shareholders on the record date. Cash will be paid in lieu of fractional shares based on the closing price of MDC’s common stock on the record date.

There were no shares of MDC common stock repurchased during the years ended December 31, 2018, 2017 or 2016. At December 31, 2018, we were authorized to repurchase up to 4,000,000 shares of our common stock.

Performance Graph

Set forth below is a graph comparing the yearly change in the cumulative total return of MDC's common stock with the cumulative total return of the Standard & Poor's 500 Stock Index and with that of a peer group of other homebuilders over the five-year period ended December 31, 2018, weighted as of the beginning of that period.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except per share amounts)
Income Statement Data
Homebuilding revenues	$2,981,811	$2,503,242	$2,262,853	$1,860,226	$1,650,631
Financial services revenues	83,405	74,372	63,991	48,810	43,953
Total revenues	$3,065,216	$2,577,614	$2,326,844	$1,909,036	$1,694,584

Homebuilding pretax income (1)(2)	$217,494	$185,939	$115,378	$70,441	$75,804
Financial services pretax income	46,360	43,793	36,403	30,983	24,671
Total income before income taxes	$263,854	$229,732	$151,781	$101,424	$100,475

Net income (1)(2)	$210,780	$141,835	$103,211	$65,791	$63,143
Basic earnings per share	$3.74	$2.54	$1.86	$1.19	$1.14
Diluted earnings per share	$3.66	$2.48	$1.85	$1.18	$1.14
Weighted Average Common Shares Outstanding:
Basic	56,084,373	55,663,908	55,389,898	55,298,825	55,130,023
Diluted	57,250,704	56,901,461	55,562,920	55,528,826	55,359,119

Balance Sheet Data
Cash and cash equivalents	$463,776	$505,428	$282,909	$180,988	$153,825
Marketable securities	$40,879	$91,638	$96,206	$103,694	$156,140
Total inventories	$2,132,994	$1,829,736	$1,758,814	$1,763,962	$1,667,960
Total assets	$3,001,077	$2,780,292	$2,528,589	$2,415,899	$2,351,456
Senior notes, net (1)(3)	$987,967	$986,597	$841,646	$840,524	$839,468
Mortgage repurchase facility	$116,815	$112,340	$114,485	$88,611	$60,822
Stockholders' equity	$1,576,000	$1,407,287	$1,320,070	$1,256,292	$1,228,336
Stockholders' equity per common share (4)	$27.84	$25.07	$23.74	$22.66	$22.18
Cash dividends declared per share	$1.20	$0.93	$0.88	$0.88	$0.88

Operational Data
Homes delivered (units)	6,197	5,541	5,054	4,390	4,366
Average selling price	$481	$451	$447	$421	$377
Net new orders (units)	5,974	5,816	5,606	5,203	4,623
Homes in backlog at period end (units)	2,936	3,159	2,884	2,332	1,519
Estimated backlog sales value at period end	$1,426,000	$1,602,000	$1,382,000	$1,054,000	$663,000
Estimated average selling price of homes in backlog	$486	$507	$479	$452	$437
Active subdivisions at period-end	166	151	164	167	159

(1)

During 2014, we redeemed our 5⅜% Senior Notes due December 2014 and our 5⅜% Senior Notes due July 2015. As a result of these transactions, we paid $517.7 million to extinguish $500 million in debt principal and recorded a total of $18.2 million in losses from early extinguishments of debt.

(2)	During 2017, we realized a pretax gain of $53.6 million on investment sales.

(3)	During 2017, we issued an additional $150.0 million of our 6.000% senior notes due January 2043 for net proceeds of $146.5 million.

(4)	As a result of the stock dividends distributed during 2017 and 2016, the stockholders’ equity per common share amounts for the years ended December 31, 2016, 2015 and 2014 have been adjusted.

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

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$2,981,811	$2,498,695	$2,257,153
Land sale revenues	-	4,547	5,700
Total homebuilding revenues	2,981,811	2,503,242	2,262,853
Home cost of sales	(2,415,139)	(2,073,833)	(1,884,391)
Land cost of sales	-	(4,440)	(4,866)
Inventory impairments	(21,850)	(10,010)	(10,173)
Total cost of sales	(2,436,989)	(2,088,283)	(1,899,430)
Gross margin	544,822	414,959	363,423
Gross margin %	18.3%	16.6%	16.1%
Selling, general and administrative expenses	(329,801)	(287,488)	(250,540)
Interest and other income	7,718	7,714	6,033
Net realized gains from the sales of marketable securities	-	17,775	979
Realized gain from the sale of metropolitan district bond securities (related party)	-	35,847	-
Other expense	(5,245)	(2,817)	(3,447)
Other-than-temporary impairment of marketable securities	-	(51)	(1,070)
Homebuilding pretax income	217,494	185,939	115,378

Financial Services:
Revenues	83,405	74,372	63,991
Expenses	(38,200)	(34,534)	(30,920)
Interest and other income	4,900	4,190	3,705
Net loss on marketable equity securities	(3,745)	-	-
Other-than-temporary impairment of marketable securities	-	(235)	(373)
Financial services pretax income	46,360	43,793	36,403

Income before income taxes	263,854	229,732	151,781
Provision for income taxes	(53,074)	(87,897)	(48,570)
Net income	$210,780	$141,835	$103,211

Earnings per share:
Basic	$3.74	$2.54	$1.86
Diluted	$3.66	$2.48	$1.85

Weighted average common shares outstanding:
Basic	56,084,373	55,663,908	55,389,898
Diluted	57,250,704	56,901,461	55,562,920

Cash dividends declared per share	$1.20	$0.93	$0.88

Cash provided by (used in):
Operating Activities	$(7,906)	$70,506	$115,945
Investing Activities	$20,214	$57,790	$9,218
Financing Activities	$(56,409)	$99,257	$(23,214)

EXECUTIVE SUMMARY

Overview

Results for the Twelve Months Ended December 31, 2018

For the year ended December 31, 2018, we reported net income of $210.8 million, or $3.66 per diluted share, a 49% increase compared to net income of $141.8 million, or $2.48 per diluted share, for the prior year period.  The increase was primarily due to a 19% improvement in home sale revenues and a 170 basis point improvement in gross margin from home sales. Additionally, our net income benefited from a decrease in our effective tax rate primarily due to the Tax Cuts and Jobs Act that was signed into law in December 2017. These positive factors were partially offset by a $53.6 million decrease in realized investment gains within our Corporate segment as a result of the sale of metropolitan district bond securities and marketable securities in the prior year that did not recur in 2018.

Home sale revenues were up from $2.50 billion in 2017 to $2.98 billion in 2018. The improvement was the result of a 12% increase in the number of homes delivered and a 7% increase in the average price of those homes. The higher revenues drove a 40 basis point decrease in our SG&A rate (see “Selling, General and Administrative Expenses” below).

The dollar value of our net new home orders increased 3% from the prior year period, driven by slight increases in the number of average active communities and sales pace. Our monthly sales absorption pace for the full year ended December 31, 2018 was 3.16, which was our highest monthly absorption pace for a full year since 2005. In part, the increase in our monthly absorption rate was attributable to our more affordable product offerings such as our Seasons™ product, which accounted for 20% of our net new orders during 2018 compared to just 11% a year ago.

Our financial services pretax income was $46.4 million for the year ended December 31, 2018, a 6% increase from $43.8 million for the year ended December 31, 2017. The increase in pretax income was due to a 12% increase in revenues driven by (1) increases in the dollar value of loans locked, originated and sold by our mortgage operations segment and (2) increases in insurance premiums collected and recognized on increased home closings. These increases were slightly offset by $3.7 million of net losses on equity securities recognized in 2018.

Industry Conditions and Outlook for MDC*

The homebuilding industry continued to be supported by solid economic fundamentals throughout 2018, as low unemployment, higher wages and reasonably low new and existing home inventories helped drive our full year monthly absorption pace to the highest level in over a decade.  There has been some recent homebuyer uncertainty with respect to the housing market, which was reflected in a 15% year-over-year decrease in our fourth quarter unit net orders, due in part to rising interest rates and higher home prices. However, we believe we are well positioned to capture market demand with our increasing focus on more affordable home plans, which accounted for 51% of all lots approved for purchase in 2018, and our increasingly distinct build-to-order model.

Following the year-over-year decrease in our net orders during the fourth quarter, we ended 2018 with a backlog dollar value that was 11% lower than a year ago, which is a headwind for future growth. However, we remain optimistic for 2019 given the benefits afforded by our expanded affordable product offerings, including (1) the potential for a higher backlog conversion rate based on lower cycle times for these more affordable plans, and (2) the relatively strong demand we have seen for this product. Furthermore, our active subdivisions at the end of 2018 increased by 10% year-over-year, providing a tailwind as we enter the 2019 spring selling season. We are also encouraged by our average gross margin in backlog at December 31, 2018, which is comparable to the pre-impairment gross margin level we recognized from home closings during 2018.

At the end of 2018, our financial position remained strong, as evidenced by an 18% year-over-year increase in our total liquidity to $1.48 billion, in large part due to the $300 million increase in our homebuilding line of credit to $1.0 billion during the fourth quarter of 2018. We believe that our financial position ranks among the best in the homebuilding industry and provides us with (1) a competitive advantage in responding to a variety of market conditions, and (2) a unique ability to sustain dividend payments through the cycles of the homebuilding industry.

* See "Forward-Looking Statements" above.

Homebuilding

Pretax Income (Loss)

	Year Ended December 31,
		Change			Change
	2018	Amount	%	2017	Amount	%	2016
	(Dollars in thousands)
West	$128,829	$49,110	62%	$79,719	$6,125	8%	$73,594
Mountain	134,710	48,282	56%	86,428	13,324	18%	73,104
East	12,611	(1,807)	(13)%	14,418	9,469	191%	4,949
Corporate	(58,656)	(64,030)	N/M	5,374	41,643	N/M	(36,269)
Total homebuilding pretax income	$217,494	$31,555	17%	$185,939	$70,561	61%	$115,378

N/M – Not meaningful

Homebuilding pretax income for 2018 was $217.5 million, an increase of $31.6 million from $185.9 million for the year ended December 31, 2017. The increase was primarily attributable to a 19% increase in home sale revenues and a 170 basis point improvement in gross margin from home sales, which was partially offset by a $53.6 million decrease in realized investment gains within our Corporate segment as a result of the sale of metropolitan district bonds securities and marketable securities in 2017 that did not recur in 2018.

Our West Segment experienced a $49.1 million year-over-year improvement in pretax income, primarily due to an improved gross margin from home sales despite a year-over-year increase in inventory impairment of $13.1 million. Increased home sale revenues of 19% also contributed to higher pretax income in the West. Our Mountain segment experienced a $48.3 million year-over-year improvement in pretax income, primarily driven by a 35% increase in home sale revenues and an improved gross margin from home sales.  Our Corporate segment experienced a $64.0 million decrease in pretax income from the prior year primarily as a result of the significant gains recognized on the sale of investments in 2017 that did not recur in 2018 as well as an increase in compensation-related general and administrative expenses.

Homebuilding pretax income for 2017 was $185.9 million, an increase of $70.6 million from $115.4 million for the year ended December 31, 2016. The increase was primarily attributable to an 11% increase in home sale revenues, a 50 basis point improvement in gross margin from home sales and $53.6 million in realized gains due to the sales of investments held by our Corporate segment. The increases were slightly offset by a higher SG&A rate driven by compensation-related expenses that increased due to higher headcount. The year-over-year improvements in pretax income for our West and Mountain segments were driven primarily by higher home sale revenues of 17% and 7%, respectively. Pretax income was negatively impacted in our West segment as a result of a $4.6 million increase in impairments while pretax income was positively impacted in our Mountain segment by an improving gross margin from home sales. Our East segment had a $9.5 million improvement in pretax income primarily as a result of a $4.4 million reduction in inventory impairments. The pretax gain for our Corporate segment was driven by the realized gains on the sales of investments discussed above, partially offset by an increase in compensation-related expenses.

Assets

	December 31,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
West	$1,301,374	$1,084,756	$216,618	20%
Mountain	793,150	674,057	119,093	18%
East	169,485	201,684	(32,199)	(16)%
Corporate	484,193	597,589	(113,396)	(19)%
Total homebuilding assets	$2,748,202	$2,558,086	$190,116	7%

Total homebuilding assets increased 7% from December 31, 2017 to December 31, 2018. Increases in both our West and Mountain segments were the result of increases in our inventory balances.  These increases were driven by a greater number of lots acquired during 2018 as compared to 2017 and, to a lesser extent, homes completed or under construction as of year-end. The funds for this land acquisition and construction activity came from our Corporate segment, causing a decline in our Corporate segment’s assets. In addition, our East segment assets decreased due to a lower level of investment in our mid-Atlantic market over the past two years. However, as indicated by the 19% year-over-year increase in lots owned and optioned in our East segment, including a 72% year-over-year increase in our mid-Atlantic market, we have begun reinvesting in this market recently.

New Home Deliveries & Home Sale Revenues:

Changes in home sale revenues are impacted by changes in the number of new homes delivered and the average selling price of those delivered homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	Year Ended December 31,
	2018			2017			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
West	3,244	$1,567,141	$483.1	2,990	$1,316,069	$440.2	8%	19%	10%
Mountain	2,118	1,080,475	510.1	1,691	801,644	474.1	25%	35%	8%
East	835	334,195	400.2	860	380,982	443.0	(3)%	(12)%	(10)%
Total	6,197	$2,981,811	$481.2	5,541	$2,498,695	$450.9	12%	19%	7%

West Segment Commentary

For the year ended December 31, 2018, we realized significant year-over-year percentage increases in the average selling price for each of our markets in the West segment due to price increases implemented throughout 2017 and continuing into the first half of 2018 and a shift in mix to higher priced communities. Our total new homes delivered were up 8% for the year ended December 31, 2018 due to an 8% year over year increase in the number of homes in backlog to start the year and strong net new order activity in our Arizona markets throughout 2018 resulting in increased deliveries in the second half of 2018.

Mountain Segment Commentary

For the year ended December 31, 2018, our Mountain segment experienced a 25% year-over-year increase in the number of new homes delivered, as a result of a 17% increase in the number of homes in backlog to start the year and an increased backlog conversion rate in our Colorado markets due to a vendor related defect issue that negatively impacted our ability to close backlog in the second half of 2017. The average selling price of homes delivered for the year ended December 31, 2018 was up 8% as compared to the prior year as a result of price increases implemented throughout 2017 and continuing into the first half of 2018 and a shift in mix to higher priced communities.

East Segment Commentary

For the year ended December 31, 2018, the decrease in the average selling price of homes closed in our East segment is due to mix as a result of (1) a higher percentage of our deliveries coming from our Florida markets, which have a lower average selling price than our mid-Atlantic market and (2) a higher percentage of deliveries in this segment coming from communities that offer more affordable home plans. Home deliveries declined slightly year-over-year due to a 3% decrease in the number of homes in backlog to start the year, as well as an 11% decline in the number of net new orders in 2018 driven by a 24% year-over-year decline in the number of average active communities.

	Year Ended December 31,
	2017			2016			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
West	2,990	$1,316,069	$440.2	2,624	$1,128,514	$430.1	14%	17%	2%
Mountain	1,691	801,644	474.1	1,588	751,987	473.5	6%	7%	0%
East	860	380,982	443.0	842	376,652	447.3	2%	1%	(1)%
Total	5,541	$2,498,695	$450.9	5,054	$2,257,153	$446.6	10%	11%	1%

For the year ended December 31, 2017, the year-over-year changes in homes delivered in most of our markets were primarily the result of the year-over-year change in the number of units in backlog to begin the year. In our Maryland and Virginia markets (East segment), while we started the year with beginning backlog units up from the prior year, our number of homes delivered was down primarily due to declines in the number of net new orders in the first part of 2017 as a result of reductions in community count. Our Washington (West segment) and Utah (Mountain segment) markets experienced the largest year-over-year increases in the average selling price of homes delivered due to a combination of price increases implemented in most communities coupled with a shift in mix to higher priced communities. In Colorado (Mountain segment), where we have experienced the most significant roll-out of our Seasons™ product line, we experienced a slight decrease in the average selling price of homes delivered.

Gross Margin from Home Sales

Our gross margin from home sales for the year ended December 31, 2018 increased 170 basis points year-over-year from 16.6% to 18.3%. The improvement in gross margin from home sales was primarily driven by improving gross margins across most of our markets as a result of favorable supply / demand dynamics, which gave us the ability to increase pricing in the majority of our selling communities. Our gross margin from home sales was also positively impacted by a higher percentage of our closings coming from our more affordable Seasons™ product, which had a higher average gross margin than our traditional new home plans, and a 40 basis point improvement in our interest in cost of sales as a percentage of home sale revenues. During the years ended December 31, 2018 and 2017, we recorded inventory impairments of $21.9 million and $10.0 million, respectively. The impairments recorded for each year negatively impacted gross margin by 70 basis points and 40 basis points, respectively. See below for further discussion of the inventory impairments.

Our gross margin from home sales for the year ended December 31, 2017 increased 50 basis points year-over-year to 16.6%. The twelve months ended December 31, 2017 included $10.0 million of inventory impairments (a 40 basis point negative impact to gross margin) and $1.3 million of adjustments to increase our warranty accrual (a 10 basis point negative impact to gross margin), while the same period in 2016 included $10.2 million of inventory impairments (a 50 basis point negative impact to gross margin) and $7.5 million of adjustments to increase our warranty accrual (a 30 basis point negative impact to gross margin percentage). The warranty adjustments were primarily due to an unexpected increase in warranty related expenditures, which began during the second half of 2015 and continued, to a lesser extent, through 2017.

Inventory Impairments

During the year ended December 31, 2018, we recorded $21.9 million of inventory impairments, of which $19.1 million related to seven projects in our West segment, $1.4 million related to five projects in our East segment and $1.4 million related to three projects in our Mountain segment.

The majority of the impairment for 2018 related to two communities. During the third quarter of 2018, a single community in one of our California markets accounted for $10.8 million of the total impairment charge recorded during the period. This was a unique subdivision with homes at an above average price point as compared to the local market. During the fourth quarter of 2018, a single community in our Oregon market accounted for $7.3 million of the total impairment charge recorded during the period. This was our first community acquired and opened in our Oregon market, and it was negatively impacted by slower than expected sales at a higher than average price point as compared to the local market. Additionally, the subdivision incurred unexpected costs as we had not previously built homes in the Oregon market.

During the year ended December 31, 2017, we recorded $10.0 million of inventory impairments, of which $6.0 million related to four projects in our West segment, $3.2 million related to five projects in our East segment and $0.8 million related to one project in our Mountain segment. During the year ended December 31, 2016, we recorded $10.2 million of inventory impairments, of which $7.6 million related to five projects in our East segment, $1.4 million related to one project in our West segment and $1.2 million related to one project in our Mountain segment.

Inventory impairments recognized by segment for the years ended December 31, 2018, 2017 and 2016 are shown in the table below.

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$2,860	$4,733	$364
Mountain	417	390	574
East	1,227	2,720	1,390
Subtotal	4,504	7,843	2,328
Land and Land Under Development:
West	16,198	1,252	1,036
Mountain	958	380	589
East	190	535	6,220
Subtotal	17,346	2,167	7,845
Total Inventory Impairments	$21,850	$10,010	$10,173

The table below provides quantitative data, for the periods presented, used in determining the fair value of the impaired inventory.

	Impairment Data				Quantitative Data
Three Months Ended	Total Subdivisions Tested	Inventory Impairments	Fair Value of Inventory After Impairments	Number of Subdivisions Impaired	Discount Rate

	(Dollars in thousands)
March 31, 2018	24	$550	$5,223	2	12%
June 30, 2018	17	200	767	1	12%
September 30, 2018	17	11,098	29,874	2	12%	-	18%
December 31, 2018	20	10,002	32,248	10	12%	-	18%
Total		$21,850

March 31, 2017	33	$4,850	$19,952	2	12%	to	18%
June 30, 2017	35	-	-	-	N/A
September 30, 2017	33	4,540	52,190	9	10%	-	15%
December 31, 2017	23	620	14,245	2	10%	-	12%
Total		$10,010

March 31, 2016	14	$-	$-	-	N/A
June 30, 2016	17	1,600	6,415	2	12%	to	15%
September 30, 2016	25	4,700	12,295	2	15%	to	18%
December 31, 2016	40	3,873	23,657	3	12%	to	15%
Total		$10,173

Selling, General and Administrative Expenses

	Year Ended December 31,
	2018	Change	2017	Change	2016
	(Dollars in thousands)
General and administrative expenses	$161,679	$24,005	$137,674	$19,598	$118,076
General and administrative expenses as a percentage of home sale revenues	5.4%	(10) bps	5.5%	30 bps	5.2%

Marketing expenses	$70,122	$3,734	$66,388	$7,610	$58,778
Marketing expenses as a percentage of home sale revenues	2.4%	(30) bps	2.7%	10 bps	2.6%

Commissions expenses	$98,000	$14,574	$83,426	$9,740	$73,686
Commissions expenses as a percentage of home sale revenues	3.3%	0 bps	3.3%	0 bps	3.3%
Total selling, general and administrative expenses	$329,801	$42,313	$287,488	$36,948	$250,540
Total selling, general and administrative expenses as a percentage of home sale revenues (SG&A Rate)	11.1%	(40) bps	11.5%	40 bps	11.1%

For the year ended December 31, 2018, our SG&A expenses increased $42.3 million to $329.8 million, while our SG&A rate improved by 40 basis points year-over year. The improvement in our SG&A rate was driven primarily by an increased ability to leverage our fixed overhead to support our 19% increase in home sale revenues. This improved leverage was somewhat diminished by higher compensation-related expense due to increased headcount as well as a $6.6 million increase in stock-based compensation expense associated with performance-based stock awards that were granted in 2016 and 2017.

For the year ended December 31, 2017, our SG&A expenses increased $36.9 million to $287.5 million, resulting in a year-over-year increase in our SG&A rate of 40 basis points. The increase in our SG&A rate was driven primarily by higher compensation-related expenses due to increased headcount.

Realized gains from the sales of marketable securities, net

Our realized gains from the sales of marketable securities for the twelve months ended December 31, 2018, 2017 and 2016 were $0.0 million, $17.8 million and $1.0 million, respectively. The year-over-year increase for the twelve months ended December 31, 2017 was related to the sale of all of our marketable equity securities.

Realized gain from the sale of metropolitan district bond securities

During the year ended December 31, 2017, we sold our metropolitan district bond securities for net proceeds of $44.3 million. With a cost basis of $8.4 million, we recorded a realized gain of $35.8 million.

Other Homebuilding Operating Data

Net New Orders and Active Subdivisions:

	Year Ended December 31,
	2018				2017				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *
	(Dollars in thousands)
West	3,316	$1,535,438	$463.0	3.71	3,094	$1,435,474	$464.0	3.47	7%	7%	(0)%	7%
Mountain	1,908	972,826	509.9	2.63	1,876	919,875	490.3	3.05	2%	6%	4%	(14)%
East	750	262,518	350.0	2.78	846	343,148	405.6	2.37	(11)%	(23)%	(14)%	17%
Total	5,974	$2,770,782	$463.8	3.16	5,816	$2,698,497	$464.0	3.12	3%	3%	(0)%	1%

* Calculated as total net new orders in period ÷ average active communities during period ÷ number of months in period

	Active Subdivisions			Average Active Subdivisions
	December 31,			Year Ended December 31,
	2018	% Change	2017	2018	2017	% Change
West	79	8%	73	75	75	0%
Mountain	67	20%	56	60	52	15%
East	20	(9)%	22	22	29	(24)%
Total	166	10%	151	157	156	1%

West Segment Commentary

For the year ended December 31, 2018, our dollar value of net new orders increased 7% from the prior year, driven by a 7% increase in our number of net new orders.  The increase in our number of net new orders was primarily due to an improved sales pace in Arizona and Nevada as these markets have seen especially strong demand dynamics. The increase in our sales pace in Arizona and Nevada was partially offset by a decline in our sales pace in California as a result of: (1) a smaller relative proportion of affordable product offerings currently available in this market and (2) a lower pace of gross sales (before cancellations) as (a) we increased prices throughout 2017 and continuing into the first half of 2018 in response to market demand, which allowed us to offset cost increases and improve gross margins, and (b) homebuyer uncertainty increased in the second half of 2018 amid increasing interest rates and higher home prices.

Mountain Segment Commentary

For the year ended December 31, 2018, our dollar value of net new orders increased 6% year-over-year, due to a 2% increase in our number of net new orders and a 4% improvement in our average selling price. The increase in the average sales price is a result of price increases we have implemented throughout 2017 and continuing into the first half of 2018 in the majority of communities in this segment. Our higher number of net new orders was the result of a 15% increase in average active community count as a result of growth in Colorado. This increase was partially offset by a 14% decrease in our monthly sales absorption pace. Colorado was the main driver of the decline in our sales pace as a result of: (1) an increased cancellation rate (see further discussion below) and (2) a lower pace of gross sales (before cancellations) as (a) we increased prices throughout 2017 and continuing into the first half of 2018 as noted above in response to market demand, which allowed us to offset cost increases and improve gross margins, and (b) homebuyer uncertainty increased in the second half of 2018 amid increasing interest rates and higher home prices.

East Segment Commentary

For the year ended December 31, 2018, our dollar values of net new orders decreased 23% year-over-year, as declines in both our average selling price of net new orders (14%) and our average active community count (24%) were only slightly offset by a 17% improvement in our monthly sales absorption rate. The improved sales pace we realized was primarily due to an increased offering of more affordable products in our Florida markets, which have realized a higher selling pace, and strong order activity in the limited number of new communities we have opened in our mid-Atlantic market. Our average active community count was down mostly due to decreased land acquisition activity in the mid-Atlantic market over the past two years where we have invested less because our returns in this market had been lower than expected. However, as noted above, we have recently experienced improving returns in the mid-Atlantic region resulting in reinvestment in this market. The decrease in the average selling price of net new orders is due to mix as a result of: (1) a higher percentage of our net new orders coming from our Florida markets, which have a lower average selling price than our mid-Atlantic operations, and (2) a higher percentage of our net new orders coming from an expanded offering of more affordable home plans, due to an increasing level of demand for these plans.

	Year Ended December 31,
	2017				2016				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate
	(Dollars in thousands)
West	3,094	$1,435,474	$464.0	3.47	2,934	$1,296,235	$441.8	2.89	5%	11%	5%	20%
Mountain	1,876	919,875	490.3	3.05	1,726	810,535	469.6	3.39	9%	13%	4%	(10)%
East	846	343,148	405.6	2.37	946	429,589	454.1	2.15	(11)%	(20)%	(11)%	10%
Total	5,816	$2,698,497	$464.0	3.12	5,606	$2,536,359	$452.4	2.85	4%	6%	3%	9%

* Calculated as total net new orders in period ÷ average active communities during period ÷ number of months in period

For the twelve months ended December 31, 2017, the dollar value of net new orders was up year-over-year as a slight increase in the average selling price of net new orders and a 9% improvement in our monthly sales absorption pace was partially offset by a lower average active community count. Every market in our West and Mountain segments had year-over-year improvements in the dollar value of net new orders and, with the exception of Colorado (Mountain segment), all of these markets experienced an improved monthly sales absorption pace mostly due to sound economic fundamentals driving solid demand for new homes. While most of these markets had year-over-year declines in average active community count, the strong improvement in monthly sales absorption pace, notably in our Arizona, Nevada and Washington markets (West segment), almost or completely offset the declines in average active communities. We saw the largest improvement in sales pace in our Washington market, which benefited from robust demand in newly opened communities. In our Colorado market, a 29% year-over-year increase in the number of average active subdivisions was partially offset by a lower monthly sales absorption pace that was negatively impacted by a number of factors including (1) a higher cancellation rate and lower sales pace in the 2nd half of 2017 as a result of the vendor related defect issue and (2) a higher number of sales coming from close-out (i.e. inactive) communities in 2016 compared to the same metric in 2017. In our East segment, each of our markets experienced a year-over-year decline in the dollar value of net new orders. Both of our Maryland and Virginia markets (East segment) experienced the most significant decreases in the number of new orders as a result of substantial declines in average activity community count. Our Florida market (East segment) experienced the most significant decline in average selling price of net new orders as a result of a shift in mix of sales to communities with lower selling prices.

Cancellation Rate:

	Cancellations As a Percentage of Gross Sales
	Year Ended December 31,
	2018	Change	2017	Change	2016
West	20%	2%	18%	(4)%	22%
Mountain	27%	5%	22%	2%	20%
East	32%	9%	23%	(2)%	25%
Total	24%	4%	20%	(2)%	22%

Our cancellations as a percentage of gross sales (“cancellation rate”) increased from 20% for the year ended December 31, 2017 to 24% for the year ended December 31, 2018. While our West segment experienced relatively consistent cancellation rates with prior years, our East and Mountain segments experienced a year-over-year increase in cancellation rates of 9% and 5%, respectively. This was primarily due to cancellations coming from our Florida and Colorado operations, where our mix has shifted to include more first time homebuyers who have a higher likelihood of cancellation. Overall, we experienced an increase in cancellations during the second half of 2018 as a result of homebuyer uncertainty with respect to the housing market amid rising interest rates and higher home prices.

Consistent with our quarterly homebuilding operating data provided, we have also included below the cancellations as a percentage of homes in beginning backlog for each quarter during the years ended December 31, 2018 and 2017.

	Cancellations As a Percentage of Homes in Beginning Backlog
	2018				2017
	Three Months Ended
	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
West	11%	10%	10%	14%	11%	11%	10%	14%
Mountain	16%	12%	12%	11%	9%	13%	9%	11%
East	18%	20%	17%	23%	12%	10%	13%	15%
Total	14%	12%	12%	14%	10%	12%	10%	13%

Backlog:

	At December 31,
	2018			2017			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
West	1,523	$756,335	$496.6	1,451	$774,182	$533.6	5%	(2)%	(7)%
Mountain	1,043	550,329	527.6	1,253	637,995	509.2	(17)%	(14)%	4%
East	370	119,303	322.4	455	190,315	418.3	(19)%	(37)%	(23)%
Total	2,936	$1,425,967	$485.7	3,159	$1,602,492	$507.3	(7)%	(11)%	(4)%

At December 31, 2018, we had 2,936 homes in backlog with a total value of $1.43 billion, representing respective decreases of 7% and 11% from December 31, 2017. The year-over-year changes in each segment’s homes in backlog and average selling price are correlated with the year-over-year changes in net new orders with the exception of the Colorado and Arizona markets. Colorado (Mountain segment) was impacted by a vendor related defect issue that negatively impacted our ability to close backlog in the second half of 2017. Our Arizona markets (West segment) experienced a lower backlog conversion rate as compared to the prior year due to labor constraints driven by strong new home demand.

Homes Completed or Under Construction:

	December 31,
	2018	2017	% Change
Unsold:
Completed	179	95	88%
Under construction	263	215	22%
Total unsold started homes	442	310	43%
Sold homes under construction or completed	2,219	2,345	(5)%
Model homes under construction or completed	407	338	20%
Total homes completed or under construction	3,068	2,993	3%

While we continue to focus on our build-to-order model, there were certain markets in the last twelve months where we intentionally started construction on unsold lots in order to promote building efficiencies or to meet various municipal requirements. The increase in our total unsold started homes was also negatively impacted by the increased cancellation rates discussed above. Our model homes under construction or completed were up 20% despite our active community count being up only 10% year-over-year. This is primarily the result of models being constructed to open new communities in the near future as we plan for growth in our active community count.

Lots Owned and Optioned (including homes completed or under construction):

	December 31, 2018			December 31, 2017
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total	Total % Change
West	8,093	3,004	11,097	6,607	2,101	8,708	27%
Mountain	6,305	2,477	8,782	4,905	2,930	7,835	12%
East	1,899	1,409	3,308	1,486	1,283	2,769	19%
Total	16,297	6,890	23,187	12,998	6,314	19,312	20%

Our total owned and optioned lots at December 31, 2018 were 23,187, up 20% from December 31, 2017, due to our land acquisition approval activity over the past year across nearly all of our markets. We believe that our total lot supply can support growth in future periods. See "Forward-Looking Statements" above.

Financial Services

	Year Ended December 31,
		Change			Change
	2018	Amount	%	2017	Amount	%	2016
	(Dollars in thousands)
Financial services revenues
Mortgage operations	$53,476	$4,635	9%	$48,841	$7,256	17%	$41,585
Other	29,929	4,398	17%	25,531	3,125	14%	22,406
Total financial services revenues	$83,405	$9,033	12%	$74,372	$10,381	16%	$63,991

Financial services pretax income
Mortgage operations	$31,920	$3,292	11%	$28,628	$4,783	20%	$23,845
Other	14,440	(725)	(5)%	15,165	2,607	21%	12,558
Total financial services pretax income	$46,360	$2,567	6%	$43,793	$7,390	20%	$36,403

For the year ended December 31, 2018, our financial services pretax income was up 6% year-over-year due to a 12% increase in revenues driven by (1) increases in the dollar value of loans locked, originated and sold by our mortgage operations segment and (2) increases in insurance premiums collected and recognized by Allegiant and StarAmerican on increased home closings. These increases were slightly offset by $3.7 million of net losses on equity securities in 2018.

For the year ended December 31, 2017, the increases from 2016 in revenues and pretax income in our financial services operations were primarily due to our mortgage operations segment, which had (1) increases in the dollar value of loans locked, originated, and sold and (2) higher gains on loans locked, originated and sold.

The table below sets forth information for our mortgage operations relating to mortgage loans originated and capture rate.

	Year Ended December 31,
	2018	% or Percentage Change	2017	% or Percentage Change	2016
	(Dollars in thousands)
Total Originations:
Loans	3,783	9%	3,475	9%	3,191
Principal	$1,380,164	12%	$1,227,073	11%	$1,110,344
Capture Rate Data:
Capture rate as % of all homes delivered	61%	(1)%	62%	0%	62%
Capture rate as % of all homes delivered (excludes cash sales)	66%	0%	66%	0%	66%
Mortgage Loan Origination Product Mix:
FHA loans	15%	(4)%	19%	(1)%	20%
Other government loans (VA & USDA)	19%	(1)%	20%	(3)%	23%
Total government loans	34%	(5)%	39%	(4)%	43%
Conventional loans	66%	5%	61%	4%	57%
	100%	0%	100%	0%	100%
Loan Type:
Fixed rate	97%	0%	97%	0%	97%
ARM	3%	0%	3%	0%	3%
Credit Quality:
Average FICO Score	741	1%	735	0%	735
Other Data:
Average Combined LTV ratio	81%	(2)%	83%	(1)%	84%
Full documentation loans	100%	0%	100%	0%	100%

Loans Sold to Third Parties:
Loans	3,738	7%	3,502	12%	3,128
Principal	$1,364,246	11%	$1,228,710	13%	$1,084,347

Income Taxes

We recorded income tax expense of $53.1 million, $87.9 million, and $48.6 million for the years ended December 31, 2018, 2017 and 2016, respectively, resulting in effective income tax rates of 20.1%, 38.3%, and 32.0%, respectively.

The year-over-year change in our effective tax rate from 2017 to 2018 was impacted by the following items:

(1) The net impact from the enactment of the Tax Cuts and Jobs Act, which reduced the Federal corporate tax rate from 35% to 21% but also reduced the deductibility of certain executive based compensation and eliminated the domestic manufacturing deduction beginning in 2018 and resulted in a $10.0 million adjustment in the fourth quarter of 2017 to reduce the carrying value of our net deferred tax assets due to the reduction in the Federal tax rate.

(2) Our effective tax rate in 2018 includes a benefit from energy tax credits, the majority of which relate to homes closed during 2017, which were not included in our 2017 effective tax rate because the credit was retroactively extended after December 31, 2017.

(3) Our effective tax rate in 2018 includes the benefit of certain tax method changes that were implemented with the filing of our 2017 Federal tax return.

(4) Our effective tax rate in 2018 includes an increase in our liability for uncertain tax positions.

(5) Our effective tax rate in 2017 includes the release of a valuation allowance related to our metropolitan district bond securities that were sold in 2017.

The year-over-year change in our effective tax rate from 2016 to 2017 was impacted by the following items:

(1) The Federal tax rate change from 35% to 21%, which required an adjustment to the carrying value of our net deferred tax assets at December 31, 2017 by $10.0 million.

(2) Our effective tax rate in 2017 includes the expiration of stock-based compensation awards, which were recognized through the income tax provision in 2017 according to Accounting Standards Update 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, as opposed to additional paid-in capital in 2016.

(3) Our effective tax rate in 2017 includes the release of a valuation allowance related to our metropolitan district bond securities that were sold in 2017.

(4) Our effective tax rate in 2016 includes a benefit from energy credits, which were not included in 2017 because the credit had not been extended to 2017 as of December 31, 2017.

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

We have marketable equity securities that consist primarily of holdings in common stocks and exchange traded funds.

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

On October 16, 2017, we issued an additional $150 million of our 6.000% Senior Notes due January 2043 (the “6% Notes”) at 97.000% of par plus interest deemed to have accrued from July 15, 2017 to the closing date, bringing the total outstanding principal amount of the 6% Notes to $500 million. MDC completed the offering of the initial $250 million principal amount on January 10, 2013 and an additional offering of $100 million principal amount on May 13, 2013. The 6% Notes, which pay interest semi-annually in arrears on January 15 and July 15 of each year, are general unsecured obligations of MDC and rank equally and ratably with our other general unsecured and unsubordinated indebtedness. We received proceeds of $146.5 million, including accrued interest of $2.2 million and net of underwriting fees of $1.3 million, from the October 2017 issuance.

Revolving Credit Facility. We have an unsecured revolving credit agreement (“Revolving Credit Facility”) with a group of lenders, which may be used for general corporate purposes. This agreement was amended on November 1, 2018 to (1) extend the Revolving Credit Facility maturity to December 18, 2023, (2) increase the aggregate commitment from $700 million to $1 billion (the “Commitment”) and (3) provide that the aggregate amount of the commitments may increase to an amount not to exceed $1.5 billion upon our request, subject to receipt of additional commitments from existing or additional lenders and, in the case of additional lenders, the consent of the co-administrative agents. As defined in the Revolving Credit Facility, interest rates on base rate borrowings are equal to the highest of (1) 0.0%, (2) a prime rate, (3) a federal funds effective rate plus 1.50%, and (4) a specified eurocurrency rate plus 1.00% and, in each case, plus a margin that is determined based on our credit ratings and leverage ratio. Interest rates on eurocurrency borrowings are equal to a specified eurocurrency rate plus a margin that is determined based on our credit ratings and leverage ratio. At any time at which our leverage ratio, as of the last day of the most recent calendar quarter, exceeds 55%, the aggregate principal amount of all consolidated senior debt borrowings outstanding may not exceed the borrowing base. There is no borrowing base requirement if our leverage ratio, as of the last day of the most recent calendar quarter, is 55% or less.

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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of December 31, 2018.

As of December 31, 2018, we had $15.0 million in borrowings and $27.8 million in letters of credit outstanding under the Revolving Credit Facility, leaving remaining borrowing capacity of $957.2 million.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). Effective August 9, 2018, the Mortgage Repurchase Facility was amended to extend its termination date to August 8, 2019. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased on December 27, 2018 from $75 million to $130 million and was effective through January 25, 2019. The Mortgage Repurchase Facility also had a temporary increase in the maximum aggregate commitment from $75 million to $115 million from December 27, 2017 through January 25, 2018. At December 31, 2018 and 2017, HomeAmerican had $116.8 million and $112.3 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is based on a LIBOR rate or a successor benchmark rate.

The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of December 31, 2018.

Dividends

In each of the years ended December 31, 2018, 2017 and 2016, we paid dividends of $1.20 per share, $0.93 per share and $0.88 per share, respectively. In addition to the cash dividends paid during 2017 and 2016, the Company announced stock dividends of 8% and 5% that were distributed during 2017 and 2016, respectively.

MDC Common Stock Repurchase Program

At December 31, 2018, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the year ended December 31, 2018.

Consolidated Cash Flow

Our operating cash flows are primarily impacted by: (1) land purchases and construction of homes; (2) closing homes and the associated timing of collecting receivables from home closings; (3) sales of mortgage loans originated by HomeAmerican; (4) payments on accounts payables and accrued liabilities; and (5) funding for payroll. When we close on the sale of a house, our homebuilding subsidiaries will generally receive the proceeds from the sale of the homes within a few days of the home being closed. Therefore, our home sales receivable balance can increase or decrease from period to period based upon the timing of our home closings. Additionally, the amount of mortgage loans held-for-sale can be impacted period to period based upon the number of mortgage loans that were originated by HomeAmerican that have not been sold to third party purchasers and by the timing of fundings by third party mortgage purchasers. Accordingly, mortgage loans held-for-sale may increase if HomeAmerican originates more homes towards the end of one reporting period when compared with the same period in the previous year. HomeAmerican will generally sell mortgage loans it originates between 10 to 35 days after origination.

Year Ended December 31, 2018. We used $7.9 million in cash from operating activities during the year ended December 31, 2018, primarily resulting from a $316.3 million increase in inventories, an $11.1 million increase in mortgage loans held-for-sale and a $4.6 million increase in trade and other receivables. These uses of cash were predominantly offset by net income of $210.8 million, a $49.3 million increase in accounts payable and accrued liabilities due to the timing of invoices received, non-cash reconciling items such as (1) impairments on homebuilding inventories totaling $21.9 million, (2) depreciation and amortization of $21.3 million and (3) stock-based compensation expense of $14.0 million, a $3.7 million decrease in our net deferred tax assets, and net losses on marketable equity securities of $3.7 million.

We generated $20.2 million in cash from investing activities during the year ended December 31, 2018, primarily attributable to the maturities of marketable securities that increased our cash by $50.0 million. The cash generated was partially offset by $27.2 million of property and equipment purchased during the year, primarily related to our sales facilities.

We used $56.4 million in cash from financing activities during the year ended December 31, 2018, primarily due to dividend payments totaling $67.7 million and $3.0 million of deferred financing costs paid in connection with the increase in our homebuilding line of credit. The cash used was partially offset by $9.9 million in proceeds from the exercise of stock options and $4.5 million in net advances on the mortgage repurchase facility.

Year Ended December 31, 2017. We generated $70.5 million in cash from operating activities during the year ended December 31, 2017, primarily resulting from:

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

We generated $99.3 million in cash from financing activities during the year ended December 31, 2017, primarily due to the issuance of additional senior notes that increased cash by $146.5 million and $9.5 million in proceeds from the exercise of stock options. The cash generated was mostly offset by dividend payments totaling $51.9 million.

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

Off-Balance Sheet Arrangements

Lot Option Purchase Contracts. In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At December 31, 2018, we had deposits of $23.8 million in the form of cash and $7.9 million in the form of letters of credit that secured option contracts to purchase 6,890 lots for a total estimated purchase price of $528.1 million.

Surety Bonds and Letters of Credit. At December 31, 2018, we had outstanding surety bonds and letters of credit totaling $227.5 million and $90.5 million, respectively, including $62.6 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $104.6 million and $41.3 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

We have made no material guarantees with respect to third-party obligations.

Contractual Obligations

The table below summarizes our known contractual obligations at December 31, 2018.

	Payments due by Period (in thousands)
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Senior notes	$1,000,000	$-	$250,000	$-	$750,000
Interest on senior notes	831,719	57,813	94,531	87,500	591,875
Operating leases	41,820	6,587	11,387	10,728	13,118
Total (1)	$1,873,539	$64,400	$355,918	$98,228	$1,354,993

(1)

The table above excludes $116.8 million of mortgage loans that we are obligated to repurchase under our Mortgage Repurchase Facility since it is not long-term indebtedness. Additionally, there were outstanding performance bonds and letters of credit totaling approximately $227.5 million and $90.5 million, respectively, at December 31, 2018, which have been excluded from the table above due to the uncertainty as to whether any payments may be made.

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

If events or circumstances indicate that the carrying value of our inventory may not be recoverable, assets are reviewed for impairment by comparing the undiscounted estimated future cash flows from an individual subdivision (including capitalized interest) to its carrying value. We generally determine the estimated fair value of each subdivision by determining the present value of the estimated future cash flows at discount rates, which are Level 3 inputs (see Note 7, Fair Value Measurements, in the notes to the financial statements for definitions of fair value inputs), that are commensurate with the risk of the subdivision under evaluation. The evaluation for the recoverability of the carrying value of the assets for each individual subdivision can be impacted significantly by our estimates of future home sale revenues, home construction costs, and development costs per home, all of which are Level 3 inputs. These estimates of undiscounted future cash flows are dependent on specific market or sub-market conditions for each subdivision. While we consider available information to determine what we believe to be our best estimates as of the end of a reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change. Local market-specific conditions that may impact these estimates for a subdivision include:

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

In certain states where we build, we are not always able to complete certain outdoor features (such as landscaping or pools) prior to closing the home. To the extent these separate deliverables are not complete upon the closing of a home, we defer home sale revenues related to incomplete outdoor features, and recognize that revenue upon completion of the outdoor features.

Revenue Recognition for HomeAmerican: Revenues recorded by HomeAmerican primarily reflect (1) origination fees and (2) the corresponding sale, or expected future sale, of a loan, which will include the estimated earnings from either the release or retention of a loan’s servicing rights.  Origination fees are recognized when a loan is originated.  When an interest rate lock commitment is made to a customer, we record the expected gain on sale of the mortgage, plus the estimated earnings from the expected sale of the associated servicing rights, adjusted for a pull-through percentage (which is defined as the likelihood that an interest rate lock commitment will be originated), as revenue.  As the interest rate lock commitment gets closer to being originated, the expected gain on the sale of that loan plus its servicing rights is updated to reflect current market value and the increase or decrease in the fair value of that interest rate lock commitment is recorded through revenues.  At the same time, the expected pull-through percentage of the interest rate lock commitment to be originated is updated (typically an increase as the interest lock commitment gets closer to origination) and, if there has been a change, revenues are adjusted as necessary.  After origination, our mortgage loans, generally including their servicing rights, are sold to third-party purchasers in accordance with sale agreements entered into by us with a third-party purchaser of the loans. We make representations and warranties with respect to the status of loans transferred in the sale agreements. The sale agreements generally include statements acknowledging the transfer of the loans is intended by both parties to constitute a sale. Sale of a mortgage loan has occurred when the following criteria, among others, have been met: (1) fair consideration has been paid for transfer of the loan by a third party in an arms-length transaction, (2) all the usual risks and rewards of ownership that are in substance a sale have been transferred by us to the third party purchaser; and (3) we do not have a substantial continuing involvement with the mortgage loan.

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

Our homebuilding reportable segments are as follows:

•     West (Arizona, California, Nevada, Washington and Oregon);

•     Mountain (Colorado and Utah); and

•     East (mid-Atlantic, which includes Virginia and Maryland, and Florida)

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

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 in our consolidated financial statements.

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

As of December 31, 2018, our cash and cash equivalents included U.S. government securities, commercial bank deposits, money market funds and time deposits, with maturities of three months or less. As of December 31, 2018, we had marketable securities, which consisted of holdings in common stock and exchange traded funds.

We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments and debt. Derivative instruments utilized in the normal course of business by HomeAmerican include interest rate lock commitments and forward sales of mortgage-backed securities, which are used to manage the price risk on fluctuations in interest rates on our mortgage loans in inventory and interest rate lock commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed at December 31, 2018 had an aggregate principal balance of $101.1 million, all of which were under interest rate lock commitments at an average interest rate of 4.78%. In addition, HomeAmerican had mortgage loans held-for-sale with an aggregate principal balance of $143.9 million at December 31, 2018, of which $17.8 million had not yet been committed to a mortgage purchaser and had an average interest rate of 5.06%. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale which had not yet been committed to a mortgage purchaser, HomeAmerican had forward sales of securities totaling $65.5 million and $73.0 million at December 31, 2018 and 2017, respectively.

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

At December 31, 2018, we had $116.8 million of mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported under Mortgage Repurchase Facility in the consolidated balance sheets. The following table provides the maturities, average interest rate and estimated fair value of significant financial instruments that are sensitive to changes in interest rates at December 31, 2018.

	Maturities through December 31,							Estimated
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
	(Dollars in thousands)
Assets:
Mortgage loans held for sale (1)
Fixed Rate	$138,463	$-	$-	$-	$-	$-	$138,463	$144,570
Average interest rate	5.01%						5.01%
Variable Interest Rate	5,428	$-	$-	$-	$-	$-	$5,428	$5,573
Average interest rate	4.45%						4.45%

Liabilities:
Fixed rate debt	$-	$250,000	$-	$-	$-	$750,000	$1,000,000	$882,954
Average interest rate		5.63%				5.83%	5.78%
Mortgage facility	$116,815	$-	$-	$-	$-	$-	$116,815	$116,815
Average interest rate	4.62%						4.62%

Derivative Financial Instruments:
Commitments to originate mortgage loans
Notional amount	$101,098	$-	$-	$-	$-	$-	$101,098	$361
Average interest rate	4.78%						4.78%
Forward sales of mortgage backed securities
Notional amount	$65,500	$-	$-	$-	$-	$-	$65,500	$(525)
Average interest rate	4.16%						4.16%

(1) All the amounts in this line reflect the expected 2019 disposition of these loans rather than the actual scheduled maturity dates of these mortgages.

Item 8. Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of M.D.C. Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of M.D.C. Holdings, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 31, 2019 expressed an unqualified opinion thereon.

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

Denver, Colorado

January 31, 2019

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017
	(Dollars in thousands, except
	per share amounts)
ASSETS
Homebuilding:
Cash and cash equivalents	$414,724	$472,957
Marketable securities	-	49,634
Restricted cash	6,363	8,812
Trade and other receivables	52,982	53,362
Inventories:
Housing completed or under construction	952,436	936,685
Land and land under development	1,180,558	893,051
Total inventories	2,132,994	1,829,736
Property and equipment, net	58,167	26,439
Deferred tax assets, net	37,178	41,480
Prepaid and other assets	45,794	75,666
Total homebuilding assets	2,748,202	2,558,086
Financial Services:
Cash and cash equivalents	49,052	32,471
Marketable securities	40,879	42,004
Mortgage loans held-for-sale, net	149,211	138,114
Other assets	13,733	9,617
Total financial services assets	252,875	222,206
Total Assets	$3,001,077	$2,780,292
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$50,505	$39,655
Accrued liabilities	196,247	166,312
Revolving credit facility	15,000	15,000
Senior notes, net	987,967	986,597
Total homebuilding liabilities	1,249,719	1,207,564
Financial Services:
Accounts payable and accrued liabilities	58,543	53,101
Mortgage repurchase facility	116,815	112,340
Total financial services liabilities	175,358	165,441
Total Liabilities	1,425,077	1,373,005
Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 56,615,352 and 56,123,228 issued and outstanding at December 31, 2018 and December 31, 2017, respectively	566	561
Additional paid-in-capital	1,168,442	1,144,570
Retained earnings	406,992	258,164
Accumulated other comprehensive income	-	3,992
Total Stockholders' Equity	1,576,000	1,407,287
Total Liabilities and Stockholders' Equity	$3,001,077	$2,780,292

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$2,981,811	$2,498,695	$2,257,153
Land sale revenues	-	4,547	5,700
Total homebuilding revenues	2,981,811	2,503,242	2,262,853
Home cost of sales	(2,415,139)	(2,073,833)	(1,884,391)
Land cost of sales	-	(4,440)	(4,866)
Inventory impairments	(21,850)	(10,010)	(10,173)
Total cost of sales	(2,436,989)	(2,088,283)	(1,899,430)
Gross margin	544,822	414,959	363,423
Selling, general and administrative expenses	(329,801)	(287,488)	(250,540)
Interest and other income	7,718	7,714	6,033
Net realized gains from the sales of marketable securities	-	17,775	979
Realized gain from the sale of metropolitan district bond securities (related party)	-	35,847	-
Other expense	(5,245)	(2,817)	(3,447)
Other-than-temporary impairment of marketable securities	-	(51)	(1,070)
Homebuilding pretax income	217,494	185,939	115,378

Financial Services:
Revenues	83,405	74,372	63,991
Expenses	(38,200)	(34,534)	(30,920)
Interest and other income	4,900	4,190	3,705
Net loss on marketable equity securities	(3,745)	-	-
Other-than-temporary impairment of marketable securities	-	(235)	(373)
Financial services pretax income	46,360	43,793	36,403

Income before income taxes	263,854	229,732	151,781
Provision for income taxes	(53,074)	(87,897)	(48,570)
Net income	$210,780	$141,835	$103,211

Other comprehensive income (loss) related to available-for-sale securities, net of tax	-	(18,079)	6,356
Comprehensive income	$210,780	$123,756	$109,567

Earnings per share:
Basic	$3.74	$2.54	$1.86
Diluted	$3.66	$2.48	$1.85

Weighted average common shares outstanding
Basic	56,084,373	55,663,908	55,389,898
Diluted	57,250,704	56,901,461	55,562,920

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Stockholders' Equity

(Dollars in thousands, except share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Balance at December 31, 2015	48,888,424	$489	$915,746	$324,342	$15,715	$1,256,292
Net Income	-	-	-	103,211	-	103,211
Other comprehensive income, net of tax	-	-	-	-	6,356	6,356
Total comprehensive income						109,567
Shares issued upon exercise of stock options and awards of restricted stock	147,455	1	(1)	-	-	-
Cash dividends declared	-	-	-	(49,021)	-	(49,021)
Stock dividend declared	2,449,211	25	64,488	(64,580)		(67)
Stock-based compensation expense	-	-	7,477	-	-	7,477
Net income tax deficiency from share-based compensation	-	-	(4,178)	-	-	(4,178)
Balance at December 31, 2016	51,485,090	515	983,532	313,952	22,071	1,320,070
Net Income	-	-	-	141,835	-	141,835
Other comprehensive loss, net of tax	-	-	-	-	(18,079)	(18,079)
Total comprehensive income						123,756
Shares issued upon exercise of stock options and awards of restricted stock	492,408	5	9,496	-	-	9,501
Cash dividends declared	-	-	-	(51,779)	-	(51,779)
Stock dividend declared	4,151,722	41	145,685	(145,844)	-	(118)
Stock-based compensation expense	-	-	5,857	-	-	5,857
Forfeiture of restricted stock	(5,992)	-	-	-	-	-
Balance at December 31, 2017	56,123,228	561	1,144,570	258,164	3,992	1,407,287
Cumulative effect of newly adopted accounting standards (Note 2)	-	-	-	5,766	(3,992)	1,774
Balance at January 1, 2018	56,123,228	561	1,144,570	263,930	-	1,409,061
Net Income	-	-	-	210,780	-	210,780
Shares issued upon exercise of stock options and awards of restricted stock	497,024	5	9,855	-	-	9,860
Cash dividends declared	-	-	-	(67,718)	-	(67,718)
Stock-based compensation expense	-	-	14,017	-	-	14,017
Forfeiture of restricted stock	(4,900)	-	-	-	-	-
Balance at December 31, 2018	56,615,352	$566	$1,168,442	$406,992	$-	$1,576,000

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Operating Activities:
Net income	$210,780	$141,835	$103,211
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	14,017	5,857	7,477
Depreciation and amortization	21,326	5,321	5,132
Inventory impairments	21,850	10,010	10,173
Other-than-temporary impairment of marketable securities	-	286	1,443
Net gain on sale of available-for-sale marketable securities	-	(18,122)	(1,074)
Net loss on marketable equity securities	3,745	-	-
Gain on sale of metropolitan district bond securities (related party)	-	(35,847)	-
Amortization of discount / premiums on marketable debt securities	(366)	-	-
Deferred income tax expense	3,729	44,787	16,145
Net changes in assets and liabilities:
Trade and other receivables	(4,638)	(13,763)	(20,424)
Mortgage loans held-for-sale	(11,097)	660	(23,104)
Housing completed or under construction	(12,082)	(69,548)	(128,525)
Land and land under development	(304,250)	(10,169)	124,622
Prepaid expenses and other assets	(245)	(13,121)	(1,036)
Accounts payable and accrued liabilities	49,325	22,320	21,905
Net cash provided by (used in) operating activities	(7,906)	70,506	115,945

Investing Activities:
Purchases of marketable securities	(18,850)	(67,239)	(48,050)
Maturities of marketable securities	50,000	-	-
Sales of marketable securities	16,230	83,315	61,736
Proceeds from sale of metropolitan district bond securities (related party)	-	44,253	-
Purchases of property and equipment	(27,166)	(2,539)	(4,468)
Net cash provided by investing activities	20,214	57,790	9,218

Financing Activities:
Advances (payments) on mortgage repurchase facility, net	4,475	(2,145)	25,874
Proceeds from issuance of senior notes	-	146,463	-
Dividend payments	(67,718)	(51,897)	(49,088)
Payments of deferred financing costs	(3,026)	(2,665)	-
Proceeds from exercise of stock options	9,860	9,501	-
Net cash provided by (used in) financing activities	(56,409)	99,257	(23,214)

Net increase (decrease) in cash and cash equivalents	(44,101)	227,553	101,949
Cash and cash equivalents:
Beginning of year	514,240	286,687	184,738
End of year	$470,139	$514,240	$286,687

Reconciliation of cash, cash equivalents and restricted cash:
Homebuilding:
Cash and cash equivalents	$414,724	$472,957	$259,087
Restricted cash	6,363	8,812	3,778
Financial Services:
Cash and cash equivalents	49,052	32,471	23,822
Total cash, cash equivalents and restricted cash	$470,139	$514,240	$286,687

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

Description of Business.  We have homebuilding operations in Arizona, California, Colorado, Florida, Maryland, Nevada, Utah, Virginia, Washington and Oregon. The primary functions of our homebuilding operations include land acquisition and development, home construction, purchasing, marketing, merchandising, sales and customer service. We build and sell primarily single-family detached homes, which are designed and built to meet local customer preferences. We are the general contractor for all of our projects and retain subcontractors for site development and home construction.

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

Equity securities. Our equity securities consist of holdings in common stock, preferred stock and exchange traded funds. As of December 31, 2018, all of our equity securities were recorded at fair value with all changes in fair value recorded to net gain or loss on marketable equity securities in the financial services section of our consolidated statements of operations and comprehensive income. As of December 31, 2017, all of our equity securities were treated as available-for-sale investments and as such, were recorded at fair value with all changes in fair value initially recorded through accumulated other comprehensive income (“AOCI”), subject to an assessment to determine if an unrealized loss, if applicable, was other-than-temporary. See Note 2 for further discussion of adoption of new accounting standards.

Debt securities. Our debt securities consist of U.S. government securities. As of December 31, 2018 and December 31, 2017, all of our debt securities were treated as available-for-sale investments and, as such, are recorded at fair value with all changes in fair value initially recorded through AOCI, subject to an assessment to determine if any unrealized loss, if applicable, is other-than-temporary.

Restricted Cash.  We receive cash earnest money deposits from our customers who enter into home sale contracts. In certain states we are restricted from using such deposits for general purposes, unless we take measures to release state imposed restrictions on such deposits received from homebuyers, which may include posting blanket surety bonds. We had $6.4 million and $8.8 million in restricted cash related to homebuyer deposits at December 31, 2018 and 2017, respectively.

Trade and Other Receivables.  Trade and other receivables primarily includes home sale receivables, which reflects cash to be received from title companies or outside brokers associated with closed homes. Generally, we will receive cash from title companies and outside brokers within a few days of the home being closed. At January 1, 2018 and December 31, 2018, receivables from contracts with customers were $32.6 million and $34.8 million, respectively, and are included in trade and other receivables on the accompanying consolidated balance sheets.

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

If events or circumstances indicate that the carrying value of our inventory may not be recoverable, assets are reviewed for impairment by comparing the undiscounted estimated future cash flows from an individual subdivision (including capitalized interest) to its carrying value. If the undiscounted future cash flows are less than the subdivision’s carrying value, the carrying value of the subdivision is written down to its then estimated fair value. We generally determine the estimated fair value of each subdivision by determining the present value of the estimated future cash flows at discount rates, which are Level 3 inputs (see Note 7, Fair Value Measurements, in the notes to the financial statements for definitions of fair value inputs), that are commensurate with the risk of the subdivision under evaluation. The evaluation for the recoverability of the carrying value of the assets for each individual subdivision can be impacted significantly by our estimates of future home sale revenues, home construction costs, and development costs per home, all of which are Level 3 inputs.

If land is classified as held for sale, in accordance with ASC 360, we measure it at the lower of the carrying value or fair value less estimated costs to sell. In determining fair value, we primarily rely upon the most recent negotiated price which is a Level 2 input (see Note 7, Fair Value Measurements, for definitions of fair value inputs). If a negotiated price is not available, we will consider several factors including, but not limited to, current market conditions, recent comparable sales transactions and market analysis studies. If the fair value less estimated costs to sell is lower than the current carrying value, the land is impaired down to its estimated fair value less costs to sell.

Costs Related to Sales Facilities. Subsequent to the adoption of ASC 340-40, Other Assets and Deferred Costs – Contracts with Customers, on January 1, 2018, certain marketing costs related to model homes or on-site sales facilities are either recorded as inventory, capitalized as property and equipment, or expensed as incurred. See Note 2 for further discussion of adoption of new accounting standards. Costs related to interior and exterior upgrades to the home that will be sold as part of the home, such as wall treatments and additional upgraded landscaping, are recorded as housing completed or under construction. Costs to furnish and ready the model home or on-site sales facility that will not be sold as part of the model home, such as furniture, construction of the sales facility parking lot or construction of the sales center, are capitalized as property and equipment, net. Other costs incurred related to the marketing of the community and readying the model home for sale are expensed as incurred.

Property and Equipment, net.   Property and equipment is carried at cost less accumulated depreciation. For property and equipment related to on-site sales facilities, depreciation is recorded using the units of production method as homes are delivered. For all other property and equipment, depreciation is recorded using a straight-line method over the estimated useful lives of the related assets, which range from 2 to 29 years. Depreciation and amortization expense for property and equipment was $20.5 million, $4.5 million and $4.6 million for the years ended December 31, 2018, 2017 and 2016, respectively which is recorded in selling, general and administrative expenses in the homebuilding or financial services sections of our consolidated statements of operations and comprehensive income.

The following table sets forth the cost and carrying value of our homebuilding property and equipment by major asset category.

		Accumulated
		Depreciation and	Carrying
	Cost	Amortization	Value
December 31, 2018:	(Dollars in thousands)
Sales facilities (Note 2)	$59,374	$(26,920)	$32,454
Airplane	31,013	(9,488)	21,525
Computer software and equipment	21,507	(19,374)	2,133
Leasehold improvements	6,827	(5,188)	1,639
Other	1,577	(1,161)	416
Total	$120,298	$(62,131)	$58,167

December 31, 2017:
Airplane	$30,423	$(8,866)	$21,557
Computer software and equipment	20,287	(17,611)	2,676
Leasehold improvements	6,600	(4,765)	1,835
Other	1,361	(990)	371
Total	$58,671	$(32,232)	$26,439

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

Variable Interest Entities.  In accordance with ASC Topic 810, Consolidation (“ASC 810”), we analyze our land option contracts and other contractual arrangements to determine whether the corresponding land sellers are variable interest entities (“VIEs”) and, if so, whether we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact VIE’s economic performance, including, but not limited to, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. We also consider whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. We have concluded that, as of December 31, 2018 and 2017, we were not the primary beneficiary of any VIEs from which we are purchasing land under land option contracts.

Goodwill. In accordance with ASC Topic 350, Intangibles–Goodwill and Other (“ASC 350”), we evaluate goodwill for possible impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We use a three-step process to assess the realizability of goodwill. The first step is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. For example, we analyze changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there are indicators of a significant decline in the fair value of a particular reporting unit. If the qualitative assessment indicates a stable or improved fair value, no further testing is required.

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

Based on our analysis, we have concluded that as of December 31, 2018 and 2017, our goodwill was not impaired.

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

The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority. Once the gross unrecognized tax benefit is determined, we also accrue for any interest and penalties, as well as any offsets expected from resultant amendments to federal or state tax returns. We record the aggregate effect of these items in income tax expense in the consolidated statements of operations and comprehensive income. To the extent this tax position would be offset against a similar deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed, the liability is treated as a reduction to the related deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. Otherwise, we record the corresponding liability in accrued liabilities in our consolidated balance sheets.

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

Insurance Reserves. The establishment of reserves for estimated losses associated with insurance policies issued by Allegiant and re-insurance agreements issued by StarAmerican are based on actuarial studies that include known facts and interpretations of circumstances, including our experience with similar cases and historical trends involving claim payment patterns, pending levels of unpaid claims, product mix or concentration, claim severity, frequency patterns depending on the business conducted, and changing regulatory and legal environments. It is possible that changes in the insurance payment experience used in estimating our ultimate insurance losses could have a material impact on our insurance reserves. See Note 13 to the Consolidated Financial Statements.

Reserves for Construction Defect Claims. The establishment of reserves for estimated losses to be incurred by our homebuilding subsidiaries associated with (1) the self-insured retention (“SIR”) portion of construction defect claims that are expected to be covered under insurance policies with Allegiant and (2) the entire cost of any construction defect claims that are not expected to be covered by insurance policies with Allegiant are based on actuarial studies that include known facts similar to those established for our insurance reserves. It is possible that changes in the payment experience used in estimating our ultimate losses for construction defect claims could have a material impact on our reserves. See Note 13 to the Consolidated Financial Statements.

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

At December 31, 2018 and 2017, we had interest rate lock commitments with aggregate principal balances of $101.1 million and $66.6 million, respectively, at average interest rates of 4.78% and 4.15%, respectively. In addition, we had $17.8 million and $33.4 million of mortgage loans held-for-sale at December 31, 2018 and 2017, respectively, that had not yet been committed to a mortgage purchaser. In order to economically hedge the changes in fair value of our interest rate lock commitments and mortgage loans held-for-sale which had not yet been committed to a mortgage purchaser, we had forward sales of securities totaling $65.5 million and $73.0 million at December 31, 2018 and 2017, respectively.

For the years ended December 31, 2018, 2017 and 2016, we recorded net gains (losses) on our derivatives of $0.4 million, $(1.7) million and $1.5 million, respectively. For further discussion of our policies regarding interest rate lock commitments, see our “Revenue Recognition for HomeAmerican” accounting policy section below.

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

In certain states where we build, we are not always able to complete certain outdoor features (such as landscaping or pools) prior to closing the home. To the extent these separate deliverables are not complete upon the closing of a home, we defer home sale revenues related to incomplete outdoor features, and recognize that revenue upon completion of the outdoor features.

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

We measure mortgage loans held-for-sale at fair value with the changes in fair value being reported in earnings at each reporting date. The impact of recording changes in fair value to earnings did not have a material impact on our financial position, results of operations or cash flows during the years ended December 31, 2018, 2017 or 2016. Our net gains on the sale of mortgage loans were $41.6 million, $39.0 million and $34.0 million for the years ended December 31, 2018, 2017 and 2016, respectively, and are included as a component of revenues in the financial services section of the consolidated statements of operations and comprehensive income.

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

Stock-Based Compensation Expense. In accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), stock-based compensation expense for all share-based payment awards is based on the grant date fair value. For stock option awards granted with just service and/or performance conditions, we estimate the fair value using a Black-Scholes option pricing model. For any stock option awards granted that contain a market condition, we estimate the fair value using a Monte Carlo simulation model. We recognize expense for share-based payment awards based on their varying vesting conditions as follows:

●	Awards with service-based vesting conditions only – Expense is recognized on a straight-line basis over the requisite service period of the award.
●

Awards with performance-based vesting conditions – Expense is not recognized until it is determined that it is probable the performance-based conditions will be met. When achievement of a performance-based condition is probable, a catch-up of expense will be recorded as if the award had been vesting on a straight-line basis from the award date. The award will continue to be expensed on a straight-line basis until the probability of achieving the performance-based condition changes, if applicable.

●

Awards with market-based vesting conditions (“Market-Based”) – Expense is recognized on a straight-line basis over the requisite service period, which is the lesser of the derived service period or the explicit service period, if one is present. However, if the market condition is satisfied prior to the end of the requisite service period, we will accelerate all remaining expense to be recognized.

An annual forfeiture rate is estimated at the time of grant for all share-based payment awards that contain service and/or performance conditions. That rate is revised, if necessary, in subsequent periods if the actual forfeiture rate differs from our estimate.

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

ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force (“ASU 2016-18”). ASU 2016-18 amends ASC 830, Statement of Cash Flows and requires restricted cash to be included with cash and cash equivalents when reconciling the beginning and ending amounts on the statements of cash flows. In certain states, we are restricted from using deposits received from our customers who enter into home sale contracts for general purposes unless we take measures to release state imposed restrictions on such deposits received from homebuyers, which may include posting blanket surety bonds. As a result, cash deposits with such restrictions are classified as restricted cash. On January 1, 2018, we adopted ASU 2016-18 using the retrospective transition method. The comparative information in our statements of cash flows has been restated and the impact from adoption of this guidance was not material to our statements of cash flows.

ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”). ASU 2016-15 amends ASC 830, Statement of Cash Flows and clarifies guidance on the classification of certain cash receipts and payments in the statements of cash flows. On January 1, 2018, we adopted ASU 2016-15 using the retrospective transition method. There were no items in our comparative statements of cash flows that required restatement as a result of the adoption of ASU 2016-15 and the impact from adoption of this guidance was not material to our statements of cash flows.

ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). On January 1, 2018, we adopted ASU 2016-01 using a modified retrospective transition method. Prior to this amendment, our equity investments with readily determinable fair values were classified as available for sale with changes in fair value being reported through other comprehensive income. Under the amended standard, any changes in fair value of equity investments with readily determinable fair values are now recognized in net income. We adopted the changes from ASU 2016-01 by recognizing an adjustment to beginning retained earnings for our net unrealized gains/losses on equity investments with readily determinable fair values. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the period. Please see the table below for a summary of all transition adjustments from adoption of new accounting guidance. The effect of the change on income before income taxes for the year ended December 31, 2018 was a decrease of approximately $1.6 million.

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

As substantially all of our contracts are completed within a year, we do not disclose the value of unsatisfied performance obligations.

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASU 2018-02, ASU 2016-01 and ASU 2014-09 were as follows:

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

Accounting Standards Issued But Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (“ASU 2016-02”), which is codified in ASC 842, Leases (“ASC 842”) and supersedes current lease guidance in ASC 840. ASC 842 requires a lessee to recognize a right-of-use asset and a corresponding lease liability for substantially all leases. The lease liability will be equal to the present value of the remaining lease payments while the right-of-use asset will be similarly calculated and then adjusted for initial direct costs. In addition, ASC 842 expands the disclosure requirements to increase the transparency and comparability of the amount, timing and uncertainty of cash flows arising from leases. The Company will be adopting the new standard effective January 1, 2019 using the modified retrospective transition method by recognizing a cumulative effect adjustment to the opening balance of retained earnings. We will not apply the standard to the comparative periods presented in the year of adoption. We will elect available practical expedients permitted under the guidance, which among other items, allow the Company to carry forward its historical lease classification and not reassess leases for the definition of lease under the new standard. Upon the adoption of ASC 842, we do not expect to record a right-of-use asset and related lease liability for leases with an initial term of 12 months or less and we plan to account for lease and non-lease components as a single lease component. We are still assessing the potential impact that ASC 842 will have on our financial statements and disclosures, but we expect to recognize net homebuilding liabilities of $33.6 million, primarily related to a lease liability of $34.3 million, and net homebuilding assets of $33.5 million, primarily related to a right-of-use asset of $33.2 million. The cumulative effect adjustment to the opening balance of retained earnings is expected to be a decrease of $0.1 million. The actual impact may differ from our estimate. We do not expect there will be a material impact to our consolidated statements of operations and comprehensive income or consolidated cash flows as a result of adoption of this new guidance.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires measurement and recognition of expected credit losses for financial assets held. The amendments in ASU 2016-13 eliminate the probable threshold for initial recognition of a credit loss in current GAAP and reflect an entity’s current estimate of all expected credit losses. ASU 2016-13 is effective for our interim and annual reporting periods beginning January 1, 2020, and is to be applied using a modified retrospective transition method. Earlier adoption is permitted. We do not plan to early adopt ASU 2016-13 and with our current holdings of financial instruments that are subject to credit losses, we do not believe adoption of this guidance will be material to our financial statements.

3.	Supplemental Cash Flow Disclosure

The table below sets forth supplemental disclosures of cash flow information and non-cash investing and financing activities.

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Cash paid for:
Interest, net of interest capitalized	$726	$637	$717
Income taxes	$30,157	$49,830	$29,144

Non-cash investing and financing activities:
Unrealized holding gains (losses) on marketable securities, net of tax	$(2,536)	$15,204	$6,127

4.	Segment Reporting

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

We have identified each homebuilding division as an operating segment. Our homebuilding operating segments have been aggregated into the reportable segments noted below because they are similar in the following regards: (1) economic characteristics; (2) housing products; (3) class of homebuyer; (4) regulatory environments; and (5) methods used to construct and sell homes. Our homebuilding reportable segments are as follows:

●	West (Arizona, California, Nevada, Washington and Oregon)
●	Mountain (Colorado and Utah)
●	East (mid-Atlantic, which includes Virginia and Maryland, and Florida)

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

The following table summarizes revenues for our homebuilding and financial services operations.

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Homebuilding
West	$1,567,141	$1,316,069	$1,128,513
Mountain	1,080,475	805,669	756,997
East	334,195	381,504	377,343
Total homebuilding revenues	$2,981,811	$2,503,242	$2,262,853

Financial Services
Mortgage operations	$53,476	$48,841	$41,585
Other	29,929	25,531	22,406
Total financial services revenues	$83,405	$74,372	$63,991

Total revenues	$3,065,216	$2,577,614	$2,326,844

The following table summarizes pretax income (loss) for our homebuilding and financial services operations.

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Homebuilding
West	$128,829	$79,719	$73,594
Mountain	134,710	86,428	73,104
East	12,611	14,418	4,949
Corporate (1)	(58,656)	5,374	(36,269)
Total homebuilding pretax income	$217,494	$185,939	$115,378

Financial Services
Mortgage operations	$31,920	$28,628	$23,845
Other	14,440	15,165	12,558
Total financial services pretax income	$46,360	$43,793	$36,403

Total pretax income	$263,854	$229,732	$151,781
_______________________

(1) The pretax gain for the year ended December 31, 2017 was driven by $53.6 million in realized gains due to the sale of investments.

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

	December 31,
	2018	2017
	(Dollars in thousands)
Homebuilding assets
West	$1,301,374	$1,084,756
Mountain	793,150	674,057
East	169,485	201,684
Corporate	484,193	597,589
Total homebuilding assets	$2,748,202	$2,558,086

Financial services assets
Mortgage operations	$159,677	$152,345
Other	93,198	69,861
Total financial services assets	$252,875	$222,206

Total assets	$3,001,077	$2,780,292

5.	Earnings Per Share

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

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands, except per share amounts)
Numerator
Net income	$210,780	$141,835	$103,211
Less: distributed earnings allocated to participating securities	(413)	(257)	(163)
Less: undistributed earnings allocated to participating securities	(846)	(441)	(179)
Net income attributable to common stockholders (numerator for basic earnings per share)	209,521	141,137	102,869
Add back: undistributed earnings allocated to participating securities	846	441	179
Less: undistributed earnings reallocated to participating securities	(833)	(431)	(179)
Numerator for diluted earnings per share under two class method	$209,534	$141,147	$102,869

Denominator
Weighted-average common shares outstanding	56,084,373	55,663,908	55,389,898
Add: dilutive effect of stock options	911,181	1,237,553	173,022
Add: dilutive effect of performance stock units	255,150	-	-
Denominator for diluted earnings per share under two class method	57,250,704	56,901,461	55,562,920

Basic Earnings Per Common Share	$3.74	$2.54	$1.86
Diluted Earnings Per Common Share	$3.66	$2.48	$1.85

Diluted EPS for the years ended December 31, 2018, 2017 and 2016 excluded options to purchase approximately 0.7 million, 0.8 million and 5.6 million shares, respectively, of common stock because the effect of their inclusion would be anti-dilutive.

6.	Accumulated Other Comprehensive Income

The following table sets forth our changes in accumulated other comprehensive income:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Unrealized gains (losses) on available-for-sale marketable securities (1) :
Beginning balance	$3,992	$7,730	$3,657
Adoption of accounting standards (Note 2)	(3,992)	-	-
Other comprehensive income (loss) before reclassifications	-	7,320	3,844
Amounts reclassified from AOCI (2)	-	(11,058)	229
Ending balance	$-	$3,992	$7,730

Unrealized gains on available-for-sale metropolitan district bond securities (1) :
Beginning balance	$-	$14,341	$12,058
Other comprehensive income before reclassifications	-	7,884	2,283
Amounts reclassified from AOCI (2)	-	(22,225)	-
Ending balance	$-	$-	$14,341

Total ending AOCI	$-	$3,992	$22,071

(1)   All amounts net-of-tax.

(2)   See separate table below for details about these reclassifications.

During the first quarter of 2018, an election was made to reclassify the income tax effects of the Tax Cuts and Jobs Act related to net unrealized gains on equity investments from accumulated other comprehensive income to retained earnings. See Note 2 for further discussion of adoption of new accounting standards.

The Metropolitan District Limited Tax General Obligation Capital Appreciation Bonds Series 2007 (the “Metro Bonds”) were acquired from a quasi-municipal corporation in the state of Colorado, which was formed to help fund and maintain the infrastructure associated with a master-planned community developed by our Company. During the 2017 third quarter, we sold the Metro Bonds for net proceeds of $44.3 million. With a cost basis of $8.5 million, we recorded a realized gain of $35.8 million, which is included in interest and other income in the homebuilding section of our consolidated statements of operations and comprehensive income for the year ended December 31, 2017.

The following table sets forth the activity related to reclassifications out of accumulated other comprehensive income (loss) related to available for sale securities:

	Year Ended December 31,
Affected Line Item in the Statements of Operations	2018	2017	2016
	(Dollars in thousands)
Homebuilding: Net realized gains (losses) from the sales of marketable securities	$-	$17,775	$979
Homebuilding: Realized gain from the sale of metropolitan district bond securities (related party)	-	35,847	-
Homebuilding: Other-than-temporary impairment of marketable securities	-	(51)	(1,070)
Financial services: Interest and other income	-	347	95
Financial services: Other-than-temporary impairment of marketable securities	-	(235)	(373)
Income before income taxes	-	53,683	(369)
Provision for income taxes	-	(20,400)	140
Net income	$-	$33,283	$(229)

7.	Fair Value Measurements

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

The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis:

		Fair Value
Financial Instrument	Hierarchy	December 31, 2018	December 31, 2017
		(Dollars in thousands)
Cash and cash equivalents
Debt securities (available-for-sale)	Level 1	$34,866	$99,863

Marketable securities
Equity securities	Level 1	$40,879	$42,004
Debt securities (available-for-sale)	Level 1	-	49,634
Total marketable securities		$40,879	$91,638

Mortgage loans held-for-sale, net	Level 2	$149,211	$138,114

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of December 31, 2018 and 2017.

Cash and cash equivalents (excluding debt securities with an original maturity of three months or less), restricted cash, trade and other receivables, prepaid and other assets, accounts payable, accrued liabilities and borrowings on our revolving credit facility. Fair value approximates carrying value.

Equity securities. Our equity securities consist of holdings in common stock, preferred stock and exchange traded funds. As of December 31, 2018, all of our equity securities were recorded at fair value with all changes in fair value recorded to net gain or loss on marketable equity securities in the financial services section of our consolidated statements of operations and comprehensive income. As of December 31, 2017, all of our equity securities were treated as available-for-sale investments and as such, were recorded at fair value with all changes in fair value initially recorded through AOCI, subject to an assessment to determine if an unrealized loss, if applicable, was other-than-temporary. See Note 2 for further discussion of adoption of new accounting standards.

Debt securities. Our debt securities consist of U.S. government securities. As of December 31, 2018 and December 31, 2017, all of our debt securities were treated as available-for-sale investments and, as such, are recorded at fair value with all changes in fair value initially recorded through AOCI, subject to an assessment to determine if any unrealized loss, if applicable, is other-than-temporary.

Each quarter we assess all of our securities in an unrealized loss position (excluding marketable equity securities subsequent to the adoption of ASU 2016-01 – see Note 2 for further discussion of adoption of new accounting standards) for a potential other-than-temporary impairment (“OTTI”). If the unrealized loss is determined to be other-than-temporary, an OTTI is recorded in other-than-temporary impairment of marketable securities in the homebuilding or financial services sections of our consolidated statements of operations and comprehensive income. For the years ended December 31, 2018, 2017 and 2016, we recorded pretax OTTIs of $0.0 million, $0.3 million and $1.4 million, respectively, for certain marketable securities that were in an unrealized loss position as of the end of each respective period.

The following tables set forth the amortized cost and estimated fair value of our available-for-sale debt securities.

	December 31, 2018
	Amortized Cost	OTTI	Net Amortized Cost	Fair Value
	(Dollars in thousands)
Financial Services
Cash and cash equivalents
Debt securities	$34,866	$-	$34,866	$34,866

	December 31, 2017
	Amortized Cost	OTTI	Net Amortized Cost	Fair Value
	(Dollars in thousands)
Homebuilding
Cash and cash equivalents
Debt securities	$99,663	$-	$99,663	$99,663
Marketable securities
Debt securities	$49,634	$-	$49,634	$49,634
Financial Services
Cash and cash equivalents
Debt securities	$200	$-	$200	$200

The following table reconciles the net loss recognized during the year ended December 31, 2018 on equity securities to the unrealized loss recognized during the period on equity securities still held at the reporting date.

Year Ended
December 31, 2018
(Dollars in thousands)
Net loss recognized during the period on equity securities	$(3,745)
Less: Net loss recognized during the period on equity securities sold during the period	(534)
Unrealized loss recognized during the reporting period on equity securities still held at the reporting date	$(3,211)

Mortgage Loans Held-for-Sale, Net.  Our mortgage loans held-for-sale, which are measured at fair value on a recurring basis include (1) mortgage loans held-for-sale that are under commitments to sell and (2) mortgage loans held-for-sale that were not under commitments to sell. At December 31, 2018 and 2017, we had $130.8 million and $103.5 million, respectively, of mortgage loans held-for-sale that were under commitments to sell. The fair value for those loans was based on quoted market prices for those mortgage loans, which are Level 2 fair value inputs. At December 31, 2018 and 2017, we had $18.5 million and $34.6 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input. The unpaid principal balances of all mortgage loans held for sale at December 31, 2018 and 2017 were $143.9 million and $133.8 million, respectively.

Mortgage Repurchase Facility. The debt associated with our Mortgage Repurchase Facility (see Note 16 for further discussion) is at floating rates that approximate current market rates and have relatively short-term maturities, generally within 30 days. The fair value approximates carrying value and is based on Level 2 inputs.

Senior Notes. The estimated values of the senior notes in the following table are based on Level 2 inputs, which primarily reflect estimated prices for our senior notes which were provided by multiple sources.

	December 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
$250 Million 5⅝% Senior Notes due February 2020, net	$248,850	$253,413	$247,853	$261,991
$250 Million 5½% Senior Notes due January 2024, net	248,789	242,983	248,585	263,617
$500 Million 6% Senior Notes due January 2043, net	490,328	386,552	490,159	493,094
Total	$987,967	$882,948	$986,597	$1,018,702

8.	Inventories

The table below sets forth, by reportable segment, information relating to our homebuilding inventories.

	December 31,	December 31,
	2018	2017
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$521,960	$489,136
Mountain	347,738	328,897
East	82,738	118,652
Subtotal	952,436	936,685
Land and Land Under Development:
West	705,591	517,697
Mountain	402,657	309,072
East	72,310	66,282
Subtotal	1,180,558	893,051
Total Inventories	$2,132,994	$1,829,736

Inventory impairments recognized by segment for the years ended December 31, 2018, 2017 and 2016 are shown in the table below.

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$2,860	$4,733	$364
Mountain	417	390	574
East	1,227	2,720	1,390
Subtotal	4,504	7,843	2,328
Land and Land Under Development:
West	16,198	1,252	1,036
Mountain	958	380	589
East	190	535	6,220
Subtotal	17,346	2,167	7,845
Total Inventory Impairments	$21,850	$10,010	$10,173

During the year ended December 31, 2018, we recorded $21.9 million of inventory impairments, of which $19.1 million related to seven projects in our West segment, $1.4 million related to five projects in our East segment and $1.4 million related to three projects in our Mountain segment.

During the year ended December 31, 2017, we recorded $10.0 million of inventory impairments, of which $3.2 million related to five projects in our East segment, $6.0 million related to four projects in our West segment and $0.8 million related to one project in our Mountain segment.

During the year ended December 31, 2016, we recorded $10.2 million of inventory impairments, of which $7.6 million related to five projects in our East segment, $1.4 million related to one project in our West segment and $1.2 million related to one project in our Mountain segment.

The table below provides quantitative data, for the periods presented, used in determining the fair value of the impaired inventory.

	Impairment Data				Quantitative Data
Three Months Ended	Total Subdivisions Tested	Inventory Impairments	Fair Value of Inventory After Impairments	Number of Subdivisions Impaired	Discount Rate
	(Dollars in thousands)
March 31, 2018	24	$550	$5,223	2	12%
June 30, 2018	17	200	767	1	12%
September 30, 2018	17	11,098	29,874	2	12%	-	18%
December 31, 2018	20	10,002	32,248	10	12%	-	18%
Total		$21,850

March 31, 2017	33	$4,850	$19,952	2	12%	to	18%
June 30, 2017	35	-	-	-	N/A
September 30, 2017	33	4,540	52,190	9	10%	-	15%
December 31, 2017	23	620	14,245	2	10%	-	12%
Total		$10,010

March 31, 2016	14	$-	$-	-	N/A
June 30, 2016	17	1,600	6,415	2	12%	to	15%
September 30, 2016	25	4,700	12,295	2	15%	to	18%
December 31, 2016	40	3,873	23,657	3	12%	to	15%
Total		$10,173

9.	Capitalization of Interest

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

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Homebuilding interest incurred	$62,631	$55,170	$52,681
Less: Interest capitalized	(62,631)	(55,170)	(52,681)
Homebuilding interest expensed	$-	$-	$-

Interest capitalized, beginning of period	$57,541	$68,085	$77,541
Plus: Interest capitalized during period	62,631	55,170	52,681
Less: Previously capitalized interest included in home and land cost of sales	(65,327)	(65,714)	(62,137)
Interest capitalized, end of period	$54,845	$57,541	$68,085

10.	Homebuilding Prepaid and Other Assets

The following table sets forth the components of homebuilding prepaid and other assets.

	December 31,
	2018	2017
	(Dollars in thousands)
Land option deposits	$23,805	$22,203
Deferred marketing costs (Note 2)	-	34,227
Prepaid expenses	7,324	6,128
Goodwill	6,008	6,008
Deferred debt issuance costs on revolving credit facility, net	7,662	5,880
Other	995	1,220
Total	$45,794	$75,666

11.	Homebuilding Accrued Liabilities and Financial Services Accounts Payable and Accrued Liabilities

The following table sets forth information relating to homebuilding accrued liabilities.

	December 31,
	2018	2017
	(Dollars in thousands)
Accrued compensation and related expenses	$39,459	$32,600
Accrued interest	27,734	27,734
Warranty accrual	28,262	21,909
Construction defect claim reserves	8,464	8,406
Customer and escrow deposits	34,463	36,144
Land development and home construction accruals	8,683	8,001
Other accrued liabilities	49,182	31,518
Total accrued liabilities	$196,247	$166,312

The following table sets forth information relating to financial services accounts payable and accrued liabilities.

	December 31,
	2018	2017
	(Dollars in thousands)
Insurance reserves	$46,844	$44,280
Accounts payable and other accrued liabilities	11,699	8,821
Total accounts payable and accrued liabilities	$58,543	$53,101

12.	Warranty Accrual

The table set forth below summarizes accrual, adjustment and payment activity related to our warranty accrual for the years ended December 31, 2018, 2017 and 2016. During 2018, 2017 and 2016, we recorded $3.4 million, $1.3 million and $7.5 million, respectively, in adjustments to increase our warranty accrual. The adjustments are primarily due to unexpected warranty related expenditures, which began during the second half of 2015 and continued, to a lesser extent, through 2018. Additionally, from time to time, we change our warranty accrual rates based on payment trends. Any changes made to those rates did not materially affect our warranty expense or gross margin from home sales for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$21,909	$20,678	$15,328
Expense provisions	14,513	10,769	8,905
Cash payments	(11,573)	(10,879)	(11,017)
Adjustments	3,413	1,341	7,462
Balance at end of period	$28,262	$21,909	$20,678

13.	Insurance and Construction Defect Claim Reserves

The following table summarizes our insurance and defect claim reserves activity for the years ended December 31, 2018, 2017 and 2016. These reserves are included as a component of accrued liabilities in either the financial services or homebuilding sections of the consolidated balance sheets.

	December 31,
	2018	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$52,686	$50,954	$47,061
Expense provisions	11,213	9,697	7,531
Cash payments, net of recoveries	(8,591)	(9,215)	(3,638)
Adjustments	-	1,250	-
Balance at end of period	$55,308	$52,686	$50,954

During 2017, we recorded a $1.3 million adjustment to increase our insurance and construction defect claim reserves. The adjustments were related to greater than expected expenditures by our homebuilding subsidiaries. No such adjustments were required for the years ended December 31, 2018 and 2016.

In the ordinary course of business, we make payments from our insurance and construction defect claim reserves to settle litigation claims arising primarily from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the years ended December 31, 2018, 2017, and 2016, are not necessarily indicative of what future cash payments will be for subsequent periods.

14.	Income Taxes

Our provision for (benefit from) income taxes for the years ended December 31, 2018, 2017 and 2016 consisted of the following:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Current tax provision:
Federal	$47,547	$41,737	$32,102
State	1,798	1,374	323
Total current	49,345	43,111	32,425

Deferred tax provision:
Federal	(2,755)	37,398	10,960
State	6,484	7,388	5,185
Total deferred	3,729	44,786	16,145
Provision for income taxes	$53,074	$87,897	$48,570

The provision for (benefit from) income taxes differs from the amount that would be computed by applying the statutory federal income tax rate of 21% in 2018 and 35% in 2017 and 2016 to income before income taxes as a result of the following:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Tax expense computed at federal statutory rate	$55,409	$80,406	$53,123
State income tax expense, net of federal benefit	9,661	6,432	4,553
Other permanent differences	(31)	(748)	(647)
Domestic manufacturing deduction	-	(5,387)	(5,563)
Limitation on executive compensation	2,912	-	-
Rate change effect of tax method changes	(5,661)	-	-
Tax expense (benefit) related to an increase (decrease) in unrecognized tax benefits	4,680	75	75
Expiration of stock-based compensation	415	2,832	-
Federal energy credits	(12,446)	-	(3,428)
Rate changes	(78)	10,018	-
Change in valuation allowance	(885)	(8,978)	253
Other	(902)	3,247	204
Provision for income taxes	$53,074	$87,897	$48,570

Effective tax (benefit) rate	20.1%	38.3%	32.0%

The year-over-year change in our effective tax rate from 2017 to 2018 was impacted by the following items:

(1) The net impact from the enactment of the Tax Cuts and Jobs Act, which reduced the Federal corporate tax rate from 35% to 21% but also reduced the deductibility of certain executive based compensation and eliminated the domestic manufacturing deduction beginning in 2018 and resulted in a $10.0 million adjustment in the fourth quarter of 2017 to reduce the carrying value of our net deferred tax assets due to the reduction in the Federal tax rate.

(2) Our effective tax rate in 2018 includes a benefit from energy tax credits, the majority of which relate to homes closed during 2017, which were not included in our 2017 effective tax rate because the credit was retroactively extended after December 31, 2017.

(3) Our effective tax rate in 2018 includes the benefit of certain tax method changes that were implemented with the filing of our 2017 Federal tax return.

(4) Our effective tax rate in 2018 includes an increase in our liability for uncertain tax positions.

(5) Our effective tax rate in 2017 includes the release of a valuation allowance related to our metropolitan district bond securities that were sold in 2017.

The year-over-year change in our effective tax rate from 2016 to 2017 was impacted by the following items:

(1) The Federal tax rate change from 35% to 21%, which required an adjustment to the carrying value of our net deferred tax assets at December 31, 2017 by $10.0 million.

(2) Our effective tax rate in 2017 includes the expiration of stock-based compensation awards, which were recognized through the income tax provision in 2017 according to Accounting Standards Update 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, as opposed to additional paid-in capital in 2016.

(3) Our effective tax rate in 2017 includes the release of a valuation allowance related to our metropolitan district bond securities that were sold in 2017.

(4) Our effective tax rate in 2016 includes a benefit from energy credits, which were not included in 2017 because the credit had not been extended to 2017 as of December 31, 2017.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax asset are as follows:

	December 31,
	2018	2017
	(Dollars in thousands)
Deferred tax assets:
State net operating loss carryforwards	$18,045	$25,398
Stock-based compensation expense	11,767	10,280
Warranty, litigation and other reserves	12,844	10,763
Accrued compensation	2,622	699
Asset impairment charges	5,848	3,738
Inventory, additional costs capitalized for tax purposes	5,863	4,260
Other, net	1,680	1,887
Total deferred tax assets	58,669	57,025
Valuation allowance	(7,598)	(8,170)
Total deferred tax assets, net of valuation allowance	51,071	48,855

Deferred tax liabilities:
Property, equipment and other assets	8,440	3,705
Deferral of profit on home sales	1,817	-
Unrealized gain on marketable securities	375	1,290
Other, net	3,261	2,380
Total deferred tax liabilities	13,893	7,375
Net deferred tax asset	$37,178	$41,480

At December 31, 2018, we had $18.0 million in tax-effected state net operating loss carryforwards. The state operating loss carryforwards, if unused, will begin to expire in 2019.

At December 31, 2018 we had a valuation allowance of $7.6 million, a decrease of $0.6 million from the prior year. The valuation allowance is related to various state net operating loss carryforwards where realization is uncertain at this time due to the limited carryforward periods coupled with minimal activity that exists in certain states.

At December 31, 2018 and 2017, our total liability for uncertain tax positions was $10.4 million and $0.5 million, respectively, a portion of which has been offset against our state net operating loss carryforward deferred tax asset. The following table summarizes activity for the gross unrecognized tax benefit component of our total liability for uncertain tax positions for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Gross unrecognized tax benefits at beginning of year	$547	$577	$488
Increases related to prior year tax positions	8,190	94	156
Decreases related to prior year tax positions	-	-	-
Lapse of applicable statute of limitations	(158)	(124)	(67)
Gross unrecognized tax benefits at end of year	$8,579	$547	$577

At December 31, 2018 and 2017, there was $3.5 million and $0.5 million of unrecognized tax benefits that if recognized, would reduce our effective tax rate.

The net expense for interest and penalties for the years ended December 31, 2018, 2017 and 2016 was $1.9 million, $0.0 million and $0.3 million, respectively, and are included in provision for income taxes in the consolidated statements of operations and comprehensive income.

We have taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may decrease within the next twelve months. The possible decrease could result from additional information becoming available supporting the Company’s calculation of the tax benefit under applicable tax law.  The estimated range of the reasonably possible decrease is $0.0 million to $3.0 million.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal income tax examination for calendar tax years ending 2015 through 2018. Additionally, we are subject to various state income tax examinations for the 2014 through 2018 calendar tax years.

As of December 31, 2018, we have completed our assessment of the impact of the Tax Cuts and Job Act and as a result there were no changes to the provisional amounts recorded as of December 31, 2017.

15.	Related Party Transactions

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

We previously entered into a transaction (the “Transaction”) with The Villages at Castle Rock Metropolitan District No. 6 (the “District”). The District is a quasi-municipal corporation and political subdivision of the State of Colorado. The Board of Directors of the District currently is comprised of employees of the Company. The District was formed to provide funding for certain land development costs associated with the construction of homes in our Cobblestone subdivision. Pursuant to the terms of the Transaction, the District sold to the Company approximately $22.5 million in Metro Bonds and a $1.6 million Limited Tax General Obligation Subordinate Bond (the “Subordinate Bond”) in exchange for title to approximately $28.6 million in land development improvements to the District. In addition, over the prior years, the Company has provided certain advances to the District to help fund the infrastructure of the District (the “Developer Advances”). As discussed in Note 6, we sold the Metro Bonds during the 2017 third quarter. While the Company still legally has a receivable from the District related to the Subordinate Bond and Developer Advances, these have no value for US GAAP or income tax purposes.

During the years ended December 31, 2018, 2017 and 2016, we received payments from the Metro District in the amount of $0, $0 and $1.2 million, respectively, and recorded $0, $1.4 million, $1.7 million, respectively, in interest income. The interest income amounts are included in interest and other income in the homebuilding section of our consolidated statements of operations and comprehensive income.

We contributed $1.0 million, $3.0 million, $1.0 million in cash to the MDC/Richmond American Homes Foundation (the “Foundation”) for each of the years ended December 31, 2018, 2017, and 2016, respectively. The Foundation is a Delaware non-profit corporation that was incorporated on September 30, 1999.

The Foundation is a non-profit organization operated exclusively for charitable, educational and other purposes beneficial to social welfare within the meaning of Section 501(c)(3) of the Internal Revenue Code. The following Directors and/or officers of the Company served as directors of the Foundation at December 31, 2018, all of whom serve without compensation.

Name	MDC Title
Larry A. Mizel	Chairman and CEO
David D. Mandarich	President and COO

Three other individuals, who are independent of the Company, also serve as directors of the Foundation. All directors of the Foundation serve without compensation.

16.	Lines of Credit and Total Debt Obligations

Revolving Credit Facility. We have an unsecured revolving credit agreement (“Revolving Credit Facility”) with a group of lenders, which may be used for general corporate purposes. This agreement was amended on November 1, 2018 to (1) extend the Revolving Credit Facility maturity to December 18, 2023, (2) increase the aggregate commitment from $700 million to $1 billion (the “Commitment”) and (3) provide that the aggregate amount of the commitments may increase to an amount not to exceed $1.5 billion upon our request, subject to receipt of additional commitments from existing or additional lenders and, in the case of additional lenders, the consent of the co-administrative agents. As defined in the Revolving Credit Facility, interest rates on base rate borrowings are equal to the highest of (1) 0.0%, (2) a prime rate, (3) a federal funds effective rate plus 1.50%, and (4) a specified eurocurrency rate plus 1.00% and, in each case, plus a margin that is determined based on our credit ratings and leverage ratio. Interest rates on eurocurrency borrowings are equal to a specified eurocurrency rate plus a margin that is determined based on our credit ratings and leverage ratio. At any time at which our leverage ratio, as of the last day of the most recent calendar quarter, exceeds 55%, the aggregate principal amount of all consolidated senior debt borrowings outstanding may not exceed the borrowing base. There is no borrowing base requirement if our leverage ratio, as of the last day of the most recent calendar quarter, is 55% or less.

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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of December 31, 2018.

We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At December 31, 2018 and 2017, there were $27.8 million and $32.0 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. We had $15.0 million outstanding under the Revolving Credit Facility as of December 31, 2018 and 2017. As of December 31, 2018, availability under the Revolving Credit Facility was approximately $957.2 million.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). Effective August 9, 2018, the Mortgage Repurchase Facility was amended to extend its termination date to August 8, 2019. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased on December 27, 2018 from $75 million to $130 million and was effective through January 25, 2019. The Mortgage Repurchase Facility also had a temporary increase in the maximum aggregate commitment from $75 million to $115 million from December 27, 2017 through January 25, 2018. At December 31, 2018 and 2017, HomeAmerican had $116.8 million and $112.3 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is based on a LIBOR rate or successor benchmark rate.

The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of December 31, 2018.

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

On October 16, 2017, we issued an additional $150 million of our 6.000% Senior Notes due January 2043 (the “6% Notes”) at 97.000% of par plus interest deemed to have accrued from July 15, 2017 to the closing date, bringing the total outstanding principal amount of the 6% Notes to $500 million. MDC completed the offering of the initial $250 million principal amount on January 10, 2013 and an additional offering of $100 million principal amount on May 13, 2013. The 6% Notes, which pay interest semi-annually in arrears on January 15 and July 15 of each year, are general unsecured obligations of MDC and rank equally and ratably with our other general unsecured and unsubordinated indebtedness. We received proceeds of $146.5 million, including accrued interest of $2.2 million and net of underwriting fees of $1.3 million, from the October 2017 issuance.

Our debt obligations at December 31, 2018 and 2017, net of any unamortized debt issuance costs or discount, were as follows:

	December 31,
	2018	2017
	(Dollars in thousands)
$250 Million 5⅝% Senior Notes due February 2020, net	$248,850	$247,853
$250 Million 5½% Senior Notes due January 2024, net	248,789	248,585
$500 Million 6% Senior Notes due January 2043, net	490,328	490,159
Total	$987,967	$986,597

17.	Commitments and Contingencies

Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At December 31, 2018, we had outstanding surety bonds and letters of credit totaling $227.5 million and $90.5 million, respectively, including $62.6 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $104.6 million and $41.3 million, respectively. All letters of credit as of December 31, 2018, excluding those issued by HomeAmerican, were issued under our unsecured Revolving Credit Facility (see Note 16 for further discussion of the Revolving Credit Facility). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

We have made no material guarantees with respect to third-party obligations.

Litigation Reserves. Because of the nature of the homebuilding business, we have been named as defendants in various claims, complaints and other legal actions arising in the ordinary course of business, including product liability claims and claims associated with the sale and financing of homes. In the opinion of management, the outcome of these ordinary course matters will not have a material adverse effect upon our financial condition, results of operations or cash flows. At December 31, 2018 and 2017, respectively, we had $1.6 million and $2.7 million of legal accruals.

Operating Leases.  We have non-cancellable operating leases primarily associated with our office facilities. Rent expense under cancellable and non-cancellable operating leases totaled $7.4 million, $7.1 million and $5.4 million in 2018, 2017 and 2016, respectively, and is included in either selling, general and administrative expenses in the homebuilding section or expenses in the financial services section of our consolidated statements of operations and comprehensive income. The table below shows the future minimum payments under non-cancellable operating leases at December 31, 2018.

Year Ended
December 31,
(Dollars in
thousands)
2019	$6,587
2020	5,757
2021	5,630
2022	5,580
2023	5,148
Thereafter	13,118
Total	$41,820

Lot Option Contracts. In the ordinary course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allow us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, and minimizes the amount of land inventories on our consolidated balance sheets. In certain cases, these contracts will be settled shortly following the end of the period. Our obligation with respect to Option Contracts is generally limited to forfeiture of the related deposits. At December 31, 2018, we had cash deposits and letters of credit totaling $21.9 million and $7.0 million, respectively, at risk associated with options to purchase 6,890 lots.

18.	Concentration of Third-Party Mortgage Purchasers

The following table sets forth the percent of mortgage loans sold by HomeAmerican to its primary third party purchasers during 2018, 2017 and 2016. No other third parties purchased greater than 10 percent of our mortgage loans during 2018, 2017 or 2016.

	Year Ended December 31,
	2018	2017	2016
PennyMac Loan Services, LLC	23%	17%	15%
Fannie Mae	11%	11%	10%
U.S. Bancorp	11%	9%	7%
SunTrust Mortgage, Inc.	11%	8%	8%
Flagstar Bancorp, Inc.	11%	6%	0%
Wells Fargo Funding, Inc.	9%	13%	26%
Ginnie Mae	5%	11%	9%

19.	Stockholders' Equity

Cash Dividends. In each of the years ended December 31, 2018, 2017 and 2016, we paid dividends of $1.20 per share, $0.93 per share and $0.88 per share, respectively

Stock Dividends. On November 20, 2017, MDC’s board of directors approved an 8% stock dividend that was distributed on December 19, 2017 to shareholders of record on December 5, 2017. On November 21, 2016 MDC’s board of directors approved a 5% stock dividend that was distributed on December 20, 2016 to shareholders of record on December 6, 2016.

Common Stock Repurchase Program. At December 31, 2018, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the years ended December 31, 2018, 2017 or 2016. We did not hold any treasury stock at December 31, 2018.

20.	Equity Incentive and Employee Benefit Plans

A summary of our equity incentive plans follows. All share amounts have been adjusted for the stock dividends distributed during 2017 and 2016, as applicable.

Employee Equity Incentive Plans. Effective March 2001, we adopted the M.D.C. Holdings, Inc. 2001 Equity Incentive Plan (the “2001 Equity Incentive Plan”). Non-qualified option awards previously granted generally vested over periods of up to seven years and expire ten years after the date of grant. Restricted stock awards generally were granted with vesting terms of up to five years. On March 26, 2011, the 2001 Equity Incentive Plan terminated and all stock option grants and restricted stock awards outstanding at the time of the plan termination may continue to be exercised, or become free of restrictions, in accordance with their terms. A total of 0.9 million shares of MDC common stock were reserved for issuance under the 2001 Equity Incentive Plan as of December 31, 2018.

On April 27, 2011, our shareholders approved the M.D.C Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Equity Incentive Plan”), which provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards to employees of the Company. Stock options granted under the 2011 Equity Incentive Plan have an exercise price that is at least equal to the fair market value of our common stock on the date the stock option is granted, generally vest in periods up to five years and expire ten years after the date of grant. At December 31, 2018, a total of 6.6 million shares of MDC common stock were reserved for issuance under the 2011 Equity Incentive Plan, of which 0.7 million shares remained available for grant under this plan as of December 31, 2018.

Director Equity Incentive Plans. Effective March 2001, we adopted the M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors (the “2001 Director Stock Option Plan”). Each option granted under the Director Stock Option Plan vested immediately and expires ten years from the date of grant. The 2001 Director Stock Option Plan terminated on May 21, 2012 and stock options outstanding at the time of plan termination may continue to be exercised in accordance with their terms. A total of 0.2 million shares of MDC common stock were reserved for issuance under the 2001 Director Stock Option Plan as of December 31, 2018.

Effective April 27, 2011, our shareholders approved the M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors (the “2011 Director Stock Option Plan”), which provides for the grant of non-qualified stock options to non-employee directors of the Company. Effective March 29, 2016, our shareholders approved an amendment to the 2011 Director Stock Option Plan to provide the non-employee directors with an alternative to elect to receive an award of restricted stock in lieu of a stock option. Pursuant to the 2011 Director Stock Option Plan as amended, on August 1 of each year, each non-employee director is granted either (1) an option to purchase 25,000 shares of MDC common stock or (2) shares of restricted stock having an expense to the Company that is equivalent to the stock option. Each option granted under the 2011 Director Stock Option Plan vests immediately, becomes exercisable six months after grant, and expires ten years from the date of grant. The option exercise price must be equal to the fair market value (as defined in the plan) of our common stock on the date of grant of the option. Each restricted stock award granted under the 2011 Director Stock Option Plan vests seven months after the grant date. At December 31, 2018, a total of 1.0 million shares of MDC common stock were reserved for issuance under the 2011 Director Stock Option Plan and 0.5 million shares remained available for grant under this plan as of December 31, 2018.

Employee Benefit Plan. We have a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code where each employee may elect to make before-tax contributions up to the current tax limits. Effective for 2018 and thereafter, we match employee contributions at a rate of 50% of the first 6% of compensation and, as of December 31, 2018, we had accrued $2.4 million related to the match that is to be contributed in the first quarter of 2019 for 2018 activity. At December 31, 2017, we had accrued $2.1 million related to the match that was contributed in the first quarter of 2018 for 2017 activity. At December 31, 2016, we had accrued $1.3 million related to the match that was contributed during the first quarter of 2017 for 2016 activity.

21.	Stock Based Compensation

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

The fair values for Service-Based options granted for the years ended December 31, 2018 and 2016 were estimated using the Black-Scholes option pricing model with the below weighted-average assumptions. For the year ended December 31, 2017, there were no options granted.

	Year Ended December 31,
	2018	2017	2016
Expected lives of options (in years)	9.1	N/A	5.0
Expected volatility	29.7%	N/A	32.1%
Risk free interest rate	3.0%	N/A	1.6%
Dividend yield rate	3.9%	N/A	4.4%

Based on calculations using the Black-Scholes option pricing model, the weighted-average grant date fair values of stock options granted during 2018 and 2016 were $6.83 and $3.74, respectively. The expected life of options in the table above represents the weighted-average period for which the options are expected to remain outstanding and are derived primarily from historical exercise patterns. The expected volatility is determined based on our review of the implied volatility that is derived from the price of exchange traded options of the Company. The risk-free interest rate assumption is determined based upon observed interest rates appropriate for the expected term of our employee stock options. The dividend yield assumption is based on our history of dividend payouts.

Stock Option Award Activity.  Stock option activity under our option plans, restated as applicable for stock dividends, for the years ended December 31, 2018, 2017 and 2016 were as follows.

	Year Ended December 31,
	2018		2017		2016
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding Stock Option Activity
Outstanding, beginning of year	5,642,623	$25.22	6,644,274	$26.14	7,252,380	$28.17
Granted	450,000	30.73	-	N/A	45,360	20.07
Exercised	(364,418)	27.06	(380,786)	24.84	-	N/A
Forfeited	(9,213)	22.10	-	N/A	(11,340)	26.28
Cancelled	(187,110)	30.18	(620,865)	35.24	(642,126)	48.61
Outstanding, end of year	5,531,882	$25.38	5,642,623	$25.22	6,644,274	$26.14

	Year Ended December 31,
	2018		2017		2016
		Weighted-		Weighted-		Weighted-
	Number of	Average	Number of	Average	Number of	Average
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested Stock Option Activity
Outstanding, beginning of year	125,445	$6.22	2,472,911	$5.10	2,531,700	$5.21
Granted	450,000	6.83	-	N/A	45,360	3.74
Vested	(118,508)	6.67	(2,347,466)	5.03	(91,902)	7.53
Forfeited	(9,213)	4.21	-	N/A	(12,247)	5.40
Unvested, end of year	447,724	$6.76	125,445	$6.22	2,472,911	$5.10

The total intrinsic value of options (difference between price per share as of the exercise date and the exercise price, times the number of options outstanding) exercised during the years ended December 31, 2018 and 2017 was $1.9 million and $2.5 million, respectively. No options were exercised during the year ended December 31, 2016.

The following table provides data for our stock options that are vested or expected to vest as of December 31, 2018.

Exercisable or expected to vest
Number outstanding	5,124,237
Weighted-average exercise price	$24.97
Aggregate intrinsic value (in thousands)	$17,201
Weighted-average remaining contractual term (years)	4.55

Exercisable
Number outstanding	5,084,158
Weighted-average exercise price	$24.98
Aggregate intrinsic value (in thousands)	$16,982
Weighted-average remaining contractual term (years)	4.54

The aggregate intrinsic values in the tables above represent the total pretax intrinsic values (the difference between the closing price of MDC’s common stock on the last trading day of fiscal 2018 and the exercise price, multiplied by the number of in-the-money stock option shares) that would have been received by the option holders had all in-the-money outstanding stock options been exercised on December 31, 2018.

The following table summarizes information associated with outstanding and exercisable stock options at December 31, 2018.

			Options Outstanding			Options Exercisable
				Weighted-			Weighted-
				Average			Average
				Remaining	Weighted-		Remaining	Weighted-
				Contractual	Average		Contractual	Average
			Number	Life (in	Exercise	Number	Life (in	Exercise
Range of Exercise Price			Outstanding	years)	Price	Outstanding	years)	Price
$ 15.01	-	$ 20.00	45,090	2.76	$19.25	45,090	2.76	$19.25
$ 20.01	-	$ 25.00	1,343,079	3.61	21.72	1,306,223	3.52	21.72
$ 25.01	-	$ 30.00	3,313,823	5.23	25.62	3,302,955	5.23	25.62
$ 30.01	-	$ 35.00	829,890	5.82	30.70	429,890	2.49	30.62
Total			5,531,882	4.90	$25.38	5,084,158	4.54	$24.98

Total compensation expense relating to stock options was $1.2 million, $0.5 million and $5.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. Our recognized tax benefit from this expense for the years ended December 31, 2018, 2017 and 2016 was $0.2 million, $0.2 million and $2.1 million, respectively.

As of December 31, 2018, $2.3 million of total unrecognized compensation cost related to stock options was expected to be recognized as an expense by the Company in the future over a weighted-average period of approximately 2.4 years.

Our realized tax benefit from stock options exercised for the years ended December 31, 2018 and 2017 was $0.4 million and $1.0 million, respectively. No stock options were exercised during the year ended December 31, 2016.

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

Restricted and Unrestricted Stock Award Activity. Non-vested restricted stock awards, restated as applicable for stock dividends, at December 31, 2018, 2017 and 2016 and changes during those years were as follows:

	Year Ended December 31,
	2018		2017		2016
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of year	293,880	$25.80	204,753	$21.44	110,772	$26.71
Granted	132,606	31.87	148,722	29.61	167,079	22.00
Vested	(108,707)	27.49	(53,125)	24.38	(73,098)	29.01
Forfeited	(4,900)	31.15	(6,470)	23.56	-	29.11
Unvested, end of year	312,879	$27.66	293,880	$25.80	204,753	$21.44

Total compensation expense relating to restricted stock awards was $3.6 million, $2.6 million and $1.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. Our recognized tax benefit from this expense for the years ended December 31, 2018, 2017 and 2016 was $0.8 million, $1.0 million, $0.7 million, respectively.

At December 31, 2018, there was $4.0 million of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized as an expense by us in the future over a weighted-average period of approximately 2.0 years. The total intrinsic value of unvested restricted stock awards (the closing price of MDC’s common stock on the last trading day of fiscal 2018 multiplied by the number of unvested awards) at December 31, 2018 was $8.7 million. The total intrinsic value of restricted stock which vested during each of the years ended December 31, 2018, 2017 and 2016 was $3.2 million, $1.4 million and $1.3 million, respectively.

Performance Stock Unit Awards. On May 23, 2018, June 20, 2017 and July 25, 2016, the Company granted long term performance share unit awards (“PSUs”) to each of the CEO, the COO, and the Chief Financial Officer (“CFO”) under the Company’s 2011 Equity Incentive Plan. The PSUs will be earned based upon the Company’s performance, over a three year period (the “Performance Period”), measured by increasing home sale revenues over a “Base Period.” Each award is conditioned upon the Company achieving an average gross margin from home sales percentage (excluding impairments) of at least fifteen percent (15%) over the Performance Period. Target goals will be earned if the Company’s three year average home sale revenues over the Performance Period (“Performance Revenues”) exceed the home sale revenues over the Base Period (“Base Revenues”) by at least 10% but less than 20%. If Performance Revenues exceed the Base Revenues by at least 5% but less than 10%, 50% of the Target Goals will be earned (“Threshold Goals”). If Performance Revenues exceed the Base Revenues by at least 20%, 200% of the Target Goals will be earned (“Maximum Goals”). For the PSUs granted in 2017 and 2018, the number of PSUs earned shall be adjusted to be proportional to the partial performance between the Threshold Goals, Target Goals and Maximum Goals. Details for each defined term above for both grants have been provided in the table below.

					Threshold Goal		Target Goal		Maximum Goal
Awardee	Date of Award	Performance Period	Base Period	Base Period Revenues	PSUs	Home Sale Revenues	PSUs	Home Sale Revenues	PSUs	Home Sale Revenues	Fair Value per Share	Maximum Potential Expense to be Recognized*
CEO	July 25, 2016	July 1, 2016	July 1, 2015	$1.975	56,700	$2.074	113,400	$2.173	226,800	$2.370		$4,815
COO		to	to	billion	56,700	billion	113,400	billion	226,800	billion	$21.23	4,815
CFO		June 30, 2019	June 30, 2016		14,175		28,350		56,700			1,204
												$10,834

CEO	June 20, 2017	April 1, 2017	April 1, 2016	$2.426	59,400	$2.547	118,800	$2.669	237,600	$2.911		$7,142
COO		to	to	billion	59,400	billion	118,800	billion	237,600	billion	$30.06	7,142
CFO		March 31, 2020	March 31, 2017		14,850		29,700		59,400			1,786
												$16,070

CEO	May 23, 2018	April 1, 2018	April 1, 2017	$2.543	60,000	$2.670	120,000	$2.797	240,000	$3.052		$6,629
COO		to	to	billion	60,000	billion	120,000	billion	240,000	billion	$27.62	6,629
CFO		March 31, 2021	March 31, 2018		15,000		30,000		60,000			1,657
_______________________												$14,915
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

2016 PSU Grants. As of December 31, 2018, the Company determined that achievement of the Maximum Goals for these awards was probable and as such, the Company recorded share-based award expense related to the awards of $6.3 million for the year ended December 31, 2018. As of December 31, 2017, the Company determined that achievement of the Target Goals was probable and as such, recorded share-based award expense related to the awards of $2.7 million for the year ended December 31, 2017. As of December 31, 2016, the Company concluded that achievement of any of the performance metrics had not met the level of probability required to record compensation expense at that time and as such, no expense related to the grant of these awards was recognized for the year ended December 31, 2016.

2017 PSU Grants. As of December 31, 2018, the Company determined that achievement between the Threshold Goal and the Target Goal for these awards was probable. As such, the Company recorded share-based award expense of $2.2 million related to the probable achievement of the Threshold Goal. Additionally, as the number of PSUs earned for these awards shall be adjusted to be proportional to the partial performance between the Threshold Goal and Target Goal, the Company recorded additional share-based award expense of $0.8 million. Therefore, in total the Company recorded share-based award expense related to the awards of $3.0 million for the year ended December 31, 2018. As of December 31, 2017, the Company concluded that achievement of any of the performance metrics had not met the level of probability required to record compensation expense at that time and as such, no expense related to the grant of these awards was recognized for the year ended December 31, 2017.

2018 PSU Grants. For the PSUs granted in May of 2018, the Company concluded that achievement of any of the performance metrics has not met the level of probability required to record compensation expense and, as such, no expense related to these awards has been recognized as of December 31, 2018.

22.	Results of Quarterly Operations (Unaudited) (Restated for Stock Dividends)

	Quarter
	First	Second	Third	Fourth
	(Dollars in thousands, except per share amounts)
2018
Total revenue	$626,723	$770,980	$785,638	$881,875
Home sales revenue	$607,688	$749,608	$766,027	$858,488
Asset impairments	$(550)	$(200)	$(11,098)	$(10,002)
Gross margin from home sales (including impairments)	18.2%	19.1%	17.7%	18.1%
Homebuilding selling, general and administrative expenses	$71,341	$81,571	$83,523	$93,366
Income before income taxes	$50,532	$76,616	$67,420	$69,286
Net income	$38,764	$63,899	$53,392	$54,725
Earnings per share:
Basic	$0.69	$1.13	$0.94	$0.97
Diluted	$0.68	$1.12	$0.93	$0.95

2017
Total revenue	$581,705	$668,044	$603,751	$724,114
Home sales revenue	$563,479	$647,620	$584,947	$702,649
Asset impairments	$(4,850)	$-	$(4,540)	$(620)
Gross margin from home sales (including impairments)	15.9%	16.8%	16.3%	17.3%
Homebuilding selling, general and administrative expenses	$66,298	$70,709	$69,102	$81,379
Income before income taxes	$36,360	$51,894	$89,680	$51,798
Net income	$22,249	$33,871	$61,163	$24,552
Earnings per share:
Basic	$0.40	$0.61	$1.09	$0.44
Diluted	$0.39	$0.59	$1.07	$0.43

23.	Subsequent Events

On January 28, 2019, MDC’s board of directors approved an 8% stock dividend.  The stock dividend will be distributed on February 28, 2019 to shareholders of record on February 14, 2019, with a brokers’ cut-off date of February 21, 2019, and will be in the form of one additional share of MDC common stock for each 12.5 shares owned by shareholders on the record date. Cash will be paid in lieu of fractional shares based on the closing price of MDC’s common stock on the record date.

The following table shows our pro forma basic and diluted EPS calculations on a post dividend basis:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands, except per share amounts)
	(Unaudited)
Numerator
Net income	$210,780	$141,835	$103,211
Less: distributed earnings allocated to participating securities	(413)	(257)	(163)
Less: undistributed earnings allocated to participating securities	(846)	(441)	(179)
Net income attributable to common stockholders (numerator for basic earnings per share)	209,521	141,137	102,869
Add back: undistributed earnings allocated to participating securities	846	441	179
Less: undistributed earnings reallocated to participating securities	(833)	(431)	(179)
Numerator for diluted earnings per share under two class method	$209,534	$141,147	$102,869

Denominator
Weighted-average common shares outstanding	60,571,123	60,117,021	59,821,090
Add: dilutive effect of stock options	984,075	1,336,557	186,864
Add: dilutive effect of performance stock units	275,562	-	-
Denominator for diluted earnings per share under two class method	61,830,760	61,453,578	60,007,954

Basic Earnings Per Common Share	$3.46	$2.35	$1.72
Diluted Earnings Per Common Share	$3.39	$2.30	$1.71

24.	Supplemental Guarantor Information

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

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Balance Sheet

	December 31, 2018
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	Dollars in thousands
ASSETS
Homebuilding:
Cash and cash equivalents	$410,127	$4,597	$-	$-	$414,724
Marketable securities	-	-	-	-	-
Restricted cash	-	6,363	-	-	6,363
Trade and other receivables	758	52,224	-	-	52,982
Inventories:
Housing completed or under construction	-	952,436	-	-	952,436
Land and land under development	-	1,180,558	-	-	1,180,558
Total inventories	-	2,132,994	-	-	2,132,994

Intercompany receivables	1,735,342	7,369	-	(1,742,711)	-
Investment in subsidiaries	455,848	-	-	(455,848)	-
Property and equipment, net	23,896	34,271	-	-	58,167
Deferred tax assets, net	36,168	-	-	1,010	37,178
Metropolitan district bond securities (related party)	-	-	-	-	-
Other assets	12,234	33,560	-	-	45,794
Total Homebuilding Assets	2,674,373	2,271,378	-	(2,197,549)	2,748,202

Financial Services:
Cash and cash equivalents	-	-	49,052	-	49,052
Marketable securities	-	-	40,879	-	40,879
Intercompany receivables	-	-	22,346	(22,346)	-
Mortgage loans held-for-sale, net	-	-	149,211	-	149,211
Other assets	-	-	14,743	(1,010)	13,733
Total Financial Services Assets	-	-	276,231	(23,356)	252,875
Total Assets	$2,674,373	$2,271,378	$276,231	$(2,220,905)	$3,001,077

LIABILITIES AND EQUITY

Homebuilding:
Accounts payable	$-	$50,505	$-	$-	$50,505
Accrued liabilities	65,691	125,387	-	5,169	196,247
Advances and notes payable to parent and subsidiaries	29,715	1,727,248	295	(1,757,258)	-
Revolving credit facility	15,000	-	-	-	15,000
Senior notes, net	987,967	-	-	-	987,967
Total Homebuilding Liabilities	1,098,373	1,903,140	295	(1,752,089)	1,249,719

Financial Services:
Accounts payable and accrued liabilities	-	-	63,712	(5,169)	58,543
Advances and notes payable to parent and subsidiaries	-	-	7,799	(7,799)	-
Mortgage repurchase facility	-	-	116,815	-	116,815
Total Financial Services Liabilities	-	-	188,326	(12,968)	175,358
Total Liabilities	1,098,373	1,903,140	188,621	(1,765,057)	1,425,077

Equity:
Total Stockholders' Equity	1,576,000	368,238	87,610	(455,848)	1,576,000
Total Liabilities and Stockholders' Equity	$2,674,373	$2,271,378	$276,231	$(2,220,905)	$3,001,077

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Balance Sheet

	December 31, 2017
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and cash equivalents	$468,718	$4,239	$-	$-	$472,957
Marketable securities	49,634	-	-	-	49,634
Restricted cash	-	8,812	-	-	8,812
Trade and other receivables	8,200	47,422	-	(2,260)	53,362
Inventories:
Housing completed or under construction	-	936,685	-	-	936,685
Land and land under development	-	893,051	-	-	893,051
Total inventories	-	1,829,736	-	-	1,829,736

Intercompany receivables	1,578,830	2,803	5,291	(1,586,924)	-
Investment in subsidiaries	317,400	-	-	(317,400)	-
Property and equipment, net	24,557	1,882	-	-	26,439
Deferred tax assets, net	42,862	-	-	(1,382)	41,480
Metropolitan district bond securities (related party)	-	-	-	-	-
Other assets, net	7,260	68,406	-	-	75,666
Total Homebuilding Assets	2,497,461	1,963,300	5,291	(1,907,966)	2,558,086

Financial Services:
Cash and cash equivalents	-	-	32,471	-	32,471
Marketable securities	-	-	42,004	-	42,004
Intercompany receivables	-	-	40,139	(40,139)	-
Mortgage loans held-for-sale, net	-	-	138,114	-	138,114
Other assets, net	-	-	8,235	1,382	9,617
Total Financial Services Assets	-	-	260,963	(38,757)	222,206
Total Assets	$2,497,461	$1,963,300	$266,254	$(1,946,723)	$2,780,292

LIABILITIES AND EQUITY

Homebuilding:
Accounts payable	$-	$39,655	$-	$-	$39,655
Accrued liabilities	40,344	122,544	37	3,387	166,312
Advances and notes payable to parent and subsidiaries	48,233	1,547,593	27,015	(1,622,841)	-
Revolving credit facility	15,000	-	-	-	15,000
Senior notes, net	986,597	-	-	-	986,597
Total Homebuilding Liabilities	1,090,174	1,709,792	27,052	(1,619,454)	1,207,564

Financial Services:
Accounts payable and accrued liabilities	-	-	58,748	(5,647)	53,101
Advances and notes payable to parent and subsidiaries	-	-	4,222	(4,222)	-
Mortgage repurchase facility	-	-	112,340	-	112,340
Total Financial Services Liabilities	-	-	175,310	(9,869)	165,441
Total Liabilities	1,090,174	1,709,792	202,362	(1,629,323)	1,373,005

Equity:
Total Stockholders' Equity	1,407,287	253,508	63,892	(317,400)	1,407,287
Total Liabilities and Stockholders' Equity	$2,497,461	$1,963,300	$266,254	$(1,946,723)	$2,780,292

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Statements of Operations and Comprehensive Income

	Year Ended December 31, 2018
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$2,981,811	$-	$-	$2,981,811
Cost of Sales	-	(2,415,139)	-	-	(2,415,139)
Inventory impairments	-	(21,850)	-	-	(21,850)
Gross margin	-	544,822	-	-	544,822
Selling, general, and administrative expenses	(64,824)	(264,475)	-	(502)	(329,801)
Equity income of subsidiaries	254,723	-	-	(254,723)	-
Interest and other income	7,843	1,029	4	(1,158)	7,718
Net realized gains (losses) from the sales of marketable securities	-	-	-	-	-
Realized gain from the sale of metropolitan district bond	-	-	-	-	-
securities (related party)	-	-	-	-	-
Other expense	30	(5,275)	-	-	(5,245)
Homebuilding pretax income (loss)	197,772	276,101	4	(256,383)	217,494
Financial Services:
Financial services pretax income	-	-	44,700	1,660	46,360
Income before income taxes	197,772	276,101	44,704	(254,723)	263,854
Provision for income taxes	13,008	(55,539)	(10,543)	-	(53,074)
Net income	$210,780	$220,562	$34,161	$(254,723)	$210,780
Other comprehensive income related to available-for-sale securities, net of tax	-	-	-	-	-
Comprehensive income	$210,780	$220,562	$34,161	$(254,723)	$210,780

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

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Statement of Cash Flows

	Year Ended December 31, 2018
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$10,925	$(47,132)	$28,301	$-	$(7,906)
Net cash provided by (used in) investing activities	(8,632)	(25,415)	(2,639)	56,900	20,214
Financing activities:
Payments from (advances to) subsidiaries	-	70,456	(13,556)	(56,900)	-
Advances on mortgage repurchase facility, net	-	-	4,475	-	4,475
Dividend payments	(67,718)	-	-	-	(67,718)
Payments of deferred financing costs	(3,026)	-	-	-	(3,026)
Proceeds from exercise of stock options	9,860	-	-	-	9,860
Net cash provided by (used in) financing activities	(60,884)	70,456	(9,081)	(56,900)	(56,409)

Net increase (decrease) in cash and cash equivalents	(58,591)	(2,091)	16,581	-	(44,101)
Cash and cash equivalents:
Beginning of period	468,718	13,051	32,471	-	514,240
End of period	$410,127	$10,960	$49,052	$-	$470,139

	Year Ended December 31, 2017
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by operating activities	$30,815	$8,991	$30,700	$-	$70,506
Net cash provided by (used in) investing activities	80,822	(454)	(253)	(22,325)	57,790
Financing activities:
Payments from (advances to) subsidiaries	-	(2,672)	(19,653)	22,325	-
Advances on mortgage repurchase facility, net	-	-	(2,145)	-	(2,145)
Proceeds from issuance of senior notes	146,463	-	-	-	146,463
Dividend payments	(51,897)	-	-	-	(51,897)
Excess tax benefits from stock-based compensation	(2,665)	-	-	-	(2,665)
Proceeds from exercise of stock options	9,501	-	-	-	9,501
Net cash provided by (used in) financing activities	101,402	(2,672)	(21,798)	22,325	99,257

Net increase in cash and cash equivalents	213,039	5,865	8,649	-	227,553
Cash and cash equivalents:
Beginning of period	255,679	7,186	23,822	-	286,687
End of period	$468,718	$13,051	$32,471	$-	$514,240

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Statement of Cash Flows

	Year Ended December 31, 2016
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(4,807)	$124,957	$(4,205)	$-	$115,945
Net cash provided by (used in) investing activities	168,329	(1,481)	(23,779)	(133,851)	9,218
Financing activities:
Payments from (advances to) subsidiaries	-	(123,137)	(10,714)	133,851	-
Advances on mortgage repurchase facility, net	-	-	25,874	-	25,874
Proceeds from the issuance of senior notes	-	-	-	-	-
Dividend payments	(49,088)	-	-	-	(49,088)
Excess tax benefit from share-based awards	-	-	-	-	-
Proceeds from the exercise of stock options	-	-	-	-	-
Net cash provided by (used in) financing activities	(49,088)	(123,137)	15,160	133,851	(23,214)

Net increase (decrease) in cash and cash equivalents	114,434	339	(12,824)	-	101,949
Cash and cash equivalents:
Beginning of period	141,245	6,847	36,646	-	184,738
End of period	$255,679	$7,186	$23,822	$-	$286,687

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

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, management concluded that our internal control over financial reporting was effective at December 31, 2018.

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

To the Stockholders and the Board of Directors of M.D.C. Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited M.D.C. Holdings, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, M.D.C. Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated January 31, 2019 expressed an unqualified opinion thereon.

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

January 31, 2019

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information not disclosed below that is required with respect to directors, executive officers, filings under Section 16(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and corporate governance is incorporated herein by reference, when filed, from our proxy statement (the “Proxy Statement”) for the Annual Meeting of Shareholders to be held on or about April 29, 2019, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

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

3.2	Bylaws of MDC, as amended (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K dated December 31, 2017). *

4.1	Indenture dated as of December 3, 2002, by and among MDC and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 of the Company's Form S-3/A filed September 1, 2004). *

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

10.3	Second Amendment to Credit Agreement, dated as of December 18, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed December 21, 2015). *

10.4	Third Amendment to Credit Agreement, dated as of September 29, 2017 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed October 4, 2017). *

10.5	Fourth Amendment to Credit Agreement, dated as of November 1, 2018 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed November 1, 2018). *

10.6

Amended and Restated Master Repurchase Agreement among HomeAmerican Mortgage Corporation and U.S. Bank National Association as Agent and a Buyer, dated as of September 16, 2016 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed September 19, 2016). *

10.7

First Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of August 10, 2017 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed August 11, 2017). *

10.8

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

10.20	M.D.C. Holdings, Inc. 2011 Equity Incentive Plan, effective April 27, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 29, 2011). *

10.21	First Amendment to the M.D.C. Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 19, 2013).*

10.22	Second Amendment to the M.D.C. Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 24, 2015). *

10.23	Third Amendment to the M.D.C. Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 25, 2017). *

10.24	Form of 2011 Stock Option Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q dated June 30, 2011). *

10.25	Form of 2011 Restricted Stock Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q dated June 30, 2011). *

10.26	Form of 2015 Restricted Stock Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.34 of the Company's Annual Report on Form 10-K dated December 31, 2015). *

10.27	Form of Executive Officer Stock Option Agreement under the 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed March 9, 2012).*

10.28

Form of Executive Officer Stock Option Agreement under the 2011 Equity Incentive Plan (May 18, 2015 grants) (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated June 30, 2015). *

10.29

Form of Executive Officer Stock Option Agreement under the 2011 Equity Incentive Plan (May 23, 2018 grants) (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated June 30, 2018). *

10.30	Form of Performance Share Unit Grant Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated September 30, 2016). *

10.31	Form of 2017 Performance Share Unit Grant Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated June 30, 2017). *

10.32	Form of 2018 Performance Share Unit Grant Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated June 30, 2018). *

10.33	M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors effective April 27, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 29, 2011). *

10.34

First Amendment to the M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed March 24, 2015). *

10.35

Second Amendment to the M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 1, 2016). *

10.36	Form of Stock Option Agreement (2011 Stock Option Plan for Non-Employee Directors) (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated June 30, 2011). *

10.37

Form of Restricted Stock Award Agreement (2011 Stock Option Plan for Non-Employee Directors) (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated June 30, 2016). *

10.38

Form of Indemnification Agreement entered into between the Company and members of its Board of Directors (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed October 26, 2006).*

10.39

Form of Indemnification Agreement entered into between the Company and certain of its officers (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed October 26, 2006).*

10.40

M.D.C. Holdings, Inc. 2013 Executive Officer Performance-Based Compensation Plan, approved March 18, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 19, 2013). *

10.41

M.D.C. Holdings, Inc. 2018 Executive Officer Performance-Based Compensation Plan, December 10, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 11, 2018). *

10.42	Employment Agreement, Larry A. Mizel, amended and restated as of August 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 26, 2008). *

10.43	Amendment to Employment Agreement of Larry A. Mizel, dated March 8, 2012 (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed March 9, 2012).*

10.44	Second Amendment to Employment Agreement of Larry A. Mizel, dated October 18, 2013 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed October 18, 2013).*

10.45	Employment Agreement, David D. Mandarich, amended and restated as of August 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 26, 2008). *

10.46	Amendment to Employment Agreement of David D. Mandarich, dated March 8, 2012 (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed March 9, 2012).*

10.47	Second Amendment to Employment Agreement of David D. Mandarich, dated October 18, 2013 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed October 18, 2013).*

10.48

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

10.52

Form of Change in Control Agreement between the Company and certain employees of M.D.C. Holdings, Inc. (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed March 27, 1998). *

10.53

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

10.56	Sublease agreement between MDC and CVentures, Inc., executed January 30, 2017 (incorporated by reference to Exhibit 10.60 of the Company's Annual Report on Form 10-K dated December 31, 2016). *

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP.

31.1	Certification of principal executive officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2018, (iii) Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2018, (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2018; and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.

____________________

*Incorporated by reference.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M.D.C. HOLDINGS, INC.
(Registrant)

Date: January 31, 2019	By:	/s/ Robert N. Martin
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

Signature	Title	Date

/s/ Larry A. Mizel	Chairman of the Board of Directors and Chief	January 31, 2019
Larry A. Mizel	Executive Officer (principal executive officer)

/s/ David D. Mandarich	Director, President and Chief Operating Officer	January 31, 2019
David D. Mandarich

/s/ Robert N. Martin	Senior Vice President, Chief Financial Officer &	January 31, 2019
Robert N. Martin	Principal Accounting Officer (principal financial
officer and principal accounting officer)

/s/ Raymond T. Baker	Director	January 31, 2019
Raymond T. Baker

/s/ Michael A. Berman	Director	January 31, 2019
Michael A. Berman

/s/ David E. Blackford	Director	January 31, 2019
David E. Blackford

/s/ Herbert T. Buchwald	Director	January 31, 2019
Herbert T. Buchwald

/s/ Leslie B. Fox	Director	January 31, 2019
Leslie B. Fox

/s/ Courtney L. Mizel	Director	January 31, 2019
Courtney L. Mizel

/s/ Paris G. Reece III	Director	January 31, 2019
Paris G. Reece III

/s/ David Siegel	Director	January 31, 2019
David Siegel