Form 10-Q
period 2019-03-31
MDC HOLDINGS INC
filed 2019-04-30
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

As of April 29, 2019, 61,520,890 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

(i)

PART I

ITEM 1. Unaudited Consolidated Financial Statements

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
	(Dollars in thousands, except per
	share amounts)
ASSETS
Homebuilding:
Cash and cash equivalents	$416,374	$414,724
Restricted cash	8,136	6,363
Trade and other receivables	67,960	52,982
Inventories:
Housing completed or under construction	950,274	952,436
Land and land under development	1,198,824	1,180,558
Total inventories	2,149,098	2,132,994
Property and equipment, net	59,765	58,167
Operating lease right-of-use asset	32,604	-
Deferred tax asset, net	34,504	37,178
Prepaid and other assets	42,545	45,794
Total homebuilding assets	2,810,986	2,748,202
Financial Services:
Cash and cash equivalents	51,556	49,052
Marketable securities	45,767	40,879
Mortgage loans held-for-sale, net	110,810	149,211
Other assets	15,800	13,733
Total financial services assets	223,933	252,875
Total Assets	$3,034,919	$3,001,077
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$58,570	$50,505
Accrued liabilities	185,131	196,247
Operating lease liability	33,460	-
Revolving credit facility	15,000	15,000
Senior notes, net	988,322	987,967
Total homebuilding liabilities	1,280,483	1,249,719
Financial Services:
Accounts payable and accrued liabilities	58,874	58,543
Mortgage repurchase facility	84,856	116,815
Total financial services liabilities	143,730	175,358
Total Liabilities	1,424,213	1,425,077
Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 61,520,890 and 56,615,352 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	615	566
Additional paid-in-capital	1,318,726	1,168,442
Retained earnings	291,365	406,992
Total Stockholders' Equity	1,610,706	1,576,000
Total Liabilities and Stockholders' Equity	$3,034,919	$3,001,077

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$647,278	$607,688
Home cost of sales	(524,552)	(496,632)
Inventory impairments	(610)	(550)
Total cost of sales	(525,162)	(497,182)
Gross profit	122,116	110,506
Selling, general and administrative expenses	(82,261)	(71,341)
Interest and other income	2,391	1,859
Other expense	(1,191)	(563)
Homebuilding pretax income	41,055	40,461

Financial Services:
Revenues	17,404	19,035
Expenses	(8,957)	(8,831)
Interest and other income	1,264	1,020
Net gain (loss) on marketable equity securities	4,840	(1,153)
Financial services pretax income	14,551	10,071

Income before income taxes	55,606	50,532
Provision for income taxes	(15,056)	(11,768)
Net income	$40,550	$38,764

Other comprehensive income	-	-
Comprehensive income	$40,550	$38,764

Earnings per share:
Basic	$0.66	$0.64
Diluted	$0.64	$0.63

Weighted average common shares outstanding:
Basic	60,939,364	60,340,774
Diluted	62,708,334	61,447,563

Dividends declared per share	$0.30	$0.28

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except share amounts)

	Three-Month Period Ended March 31, 2019
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Balance at December 31, 2018	56,615,352	$566	$1,168,442	$406,992	$-	$1,576,000
Cumulative effect of newly adopted accounting standards (Note 2)	-	-	-	(67)	-	(67)
Balance at January 1, 2019	56,615,352	566	1,168,442	406,925	-	1,575,933
Net Income	-	-	-	40,550	-	40,550
Shares issued upon exercise of stock options and awards of restricted stock	372,344	4	7,083	-	-	7,087
Cash dividends declared	-	-	-	(17,019)	-	(17,019)
Stock dividend declared	4,534,908	45	138,950	(139,091)		(96)
Stock-based compensation expense	-	-	4,251	-	-	4,251
Forfeiture of restricted stock	(1,714)	-	-	-	-	-
Balance at March 31, 2019	61,520,890	$615	$1,318,726	$291,365	$-	$1,610,706

	Three-Month Period Ended March 31, 2018
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Balance at December 31, 2017	56,123,228	$561	$1,144,570	$258,164	$3,992	$1,407,287
Cumulative effect of newly adopted accounting standards	-	-	-	5,766	(3,992)	1,774
Balance at January 1, 2018	56,123,228	561	1,144,570	263,930	-	1,409,061
Net Income	-	-	-	38,764	-	38,764
Shares issued upon exercise of stock options and awards of restricted stock	97,783	1	281	-	-	282
Cash dividends declared	-	-	-	(16,865)	-	(16,865)
Stock-based compensation expense	-	-	1,251	-	-	1,251
Forfeiture of restricted stock	(1,368)	-	-	-	-	-
Balance at March 31, 2018	56,219,643	$562	$1,146,102	$285,829	$-	$1,432,493

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in thousands)
Operating Activities:
Net income	$40,550	$38,764
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	4,251	1,251
Depreciation and amortization	4,878	4,636
Inventory impairments	610	550
Net (gain) loss on marketable equity securities	(4,840)	1,153
Amortization of discount / premiums on marketable debt securities, net	-	(182)
Deferred income tax expense	2,696	423
Net changes in assets and liabilities:
Trade and other receivables	(13,771)	(3,261)
Mortgage loans held-for-sale, net	38,401	24,956
Housing completed or under construction	2,137	(65,378)
Land and land under development	(18,496)	(71,552)
Prepaid and other assets	1,085	389
Accounts payable and accrued liabilities	(3,153)	6,765
Net cash provided by (used in) operating activities	54,348	(61,486)

Investing Activities:
Purchases of marketable securities	(4,785)	(8,761)
Sales of marketable securities	4,737	8,700
Purchases of property and equipment	(6,386)	(6,316)
Net cash used in investing activities	(6,434)	(6,377)

Financing Activities:
Payments on mortgage repurchase facility, net	(31,959)	(22,214)
Dividend payments	(17,115)	(16,865)
Proceeds from exercise of stock options	7,087	282
Net cash used in financing activities	(41,987)	(38,797)

Net increase (decrease) in cash, cash equivalents and restricted cash	5,927	(106,660)
Cash, cash equivalents and restricted cash:
Beginning of period	470,139	514,240
End of period	$476,066	$407,580

Reconciliation of cash, cash equivalents and restricted cash:
Homebuilding:
Cash and cash equivalents	$416,374	$352,868
Restricted cash	8,136	6,198
Financial Services:
Cash and cash equivalents	51,556	48,514
Total cash, cash equivalents and restricted cash	$476,066	$407,580

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

1.	Basis of Presentation

The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. ("MDC," “the Company," “we,” “us,” or “our,” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at March 31, 2019 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2018.

On January 28, 2019, MDC’s board of directors declared an 8% stock dividend that was distributed on February 28, 2019 to shareholders of record on February 14, 2019. In accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC 260”), basic and diluted earnings per share amounts, share amounts and dividends declared per share have been restated for any periods or dates prior to the stock dividend record date.

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

Where necessary, reclassifications have been made to our prior period financial information to conform to the current year presentation.

2.	Recently Issued Accounting Standards

Adoption of New Accounting Standards

Accounting Standards Update (“ASU”) 2016-02, Leases (“ASU 2016-02”) is codified in ASC 842, Leases (“ASC 842”). ASC 842 supersedes current lease guidance in ASC 840 and requires a lessee to recognize a right-of-use asset and a corresponding lease liability for substantially all leases. The lease liability will be equal to the present value of the remaining lease payments while the right-of-use asset will be similarly calculated and then adjusted for initial direct costs. In addition, ASC 842 expands the disclosure requirements to increase the transparency and comparability of the amount, timing and uncertainty of cash flows arising from leases. On January 1, 2019, we adopted ASC 842 using the modified retrospective transition method. We elected available practical expedients permitted under the transition guidance within the new standard, which among other items, allowed the Company to carry forward its historical lease classification and not reassess existing leases under the new definition of a lease in ASC 842. In addition, we will account for lease and non-lease components as a single lease component.

Adoption of ASC 842 resulted in the recording of additional net lease assets and lease liabilities of $34.2 million and $34.3 million, respectively, as of January 1, 2019. The difference between the additional lease assets and lease liabilities, net of the deferred tax impact, was recorded as an adjustment to retained earnings. The standard did not materially impact our consolidated statements of operations and comprehensive income or consolidated cash flows.

Accounting Standards Issued But Not Yet Adopted

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

The following table summarizes revenues for our homebuilding and financial services operations:

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in thousands)
Homebuilding
West	$369,558	$319,509
Mountain	209,192	208,632
East	68,528	79,547
Total homebuilding revenues	$647,278	$607,688

Financial Services
Mortgage operations	$10,174	$12,696
Other	7,230	6,339
Total financial services revenues	$17,404	$19,035

The following table summarizes pretax income (loss) for our homebuilding and financial services operations:

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in thousands)
Homebuilding
West	$33,200	$24,373
Mountain	21,714	24,185
East	1,473	3,375
Corporate	(15,332)	(11,472)
Total homebuilding pretax income	$41,055	$40,461

Financial Services
Mortgage operations	$4,993	$7,520
Other	9,558	2,551
Total financial services pretax income	$14,551	$10,071

Total pretax income	$55,606	$50,532

The following table summarizes total assets for our homebuilding and financial services operations. The assets in our West, Mountain and East segments consist primarily of inventory while the assets in our Corporate segment primarily include our cash and cash equivalents and deferred tax assets. The assets in our financial services segment consist mostly of cash and cash equivalents, marketable securities and mortgage loans held-for-sale.

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)
Homebuilding assets
West	$1,307,761	$1,301,374
Mountain	818,451	793,150
East	170,670	169,485
Corporate	514,104	484,193
Total homebuilding assets	$2,810,986	$2,748,202

Financial services assets
Mortgage operations	$123,139	$159,677
Other	100,794	93,198
Total financial services assets	$223,933	$252,875

Total assets	$3,034,919	$3,001,077

4.	Earnings Per Share

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

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in thousands, except per
	share amounts)
Numerator
Net income	$40,550	$38,764
Less: distributed earnings allocated to participating securities	(111)	(105)
Less: undistributed earnings allocated to participating securities	(139)	(124)
Net income attributable to common stockholders (numerator for basic earnings per share)	40,300	38,535
Add back: undistributed earnings allocated to participating securities	139	124
Less: undistributed earnings reallocated to participating securities	(136)	(122)
Numerator for diluted earnings per share under two class method	$40,303	$38,537

Denominator
Weighted-average common shares outstanding	60,939,364	60,340,774
Add: dilutive effect of stock options	1,217,846	1,106,789
Add: dilutive effect of performance stock units	551,124	-
Denominator for diluted earnings per share under two class method	62,708,334	61,447,563

Basic Earnings Per Common Share	$0.66	$0.64
Diluted Earnings Per Common Share	$0.64	$0.63

Diluted EPS for the three months ended March 31, 2019 and 2018 excluded options to purchase approximately 0.5 and 0.1 million shares of common stock, respectively, because the effect of their inclusion would be anti-dilutive.

5.	Accumulated Other Comprehensive Income

The following table sets forth our changes in accumulated other comprehensive income (“AOCI”):

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in thousands)
Beginning balance [1]	$-	$3,992
Adoption of accounting standards	-	(3,992)
Ending balance	$-	$-
__________________________________________________
(1) Amounts net-of-tax.

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

The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis:

		Fair Value
Financial Instrument	Hierarchy	March 31, 2019	December 31, 2018
		(Dollars in thousands)
Cash and cash equivalents
Debt securities (available-for-sale)	Level 1	$34,860	$34,866

Marketable securities
Equity securities	Level 1	$45,767	$40,879

Mortgage loans held-for-sale, net	Level 2	$110,810	$149,211

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of March 31, 2019 and December 31, 2018.

Cash and cash equivalents (excluding debt securities with an original maturity of three months or less), restricted cash, trade and other receivables, prepaid and other assets, accounts payable, accrued liabilities and borrowings on our revolving credit facility. Fair value approximates carrying value.

Equity securities. Our equity securities consist of holdings in common stock and exchange traded funds. As of March 31, 2019 and December 31, 2018, all of our equity securities were recorded at fair value with all changes in fair value recorded to net gain (loss) on marketable equity securities in the financial services section of our consolidated statements of operations and comprehensive income.

Debt securities. Our debt securities consist of U.S. government securities. As of March 31, 2019 and December 31, 2018, all of our debt securities were treated as available-for-sale investments and, as such, are recorded at fair value with all changes in fair value initially recorded through AOCI, subject to an assessment to determine if any unrealized loss, if applicable, is other-than-temporary.

The following tables set forth the cost and estimated fair value of our available for sale debt securities:

	March 31, 2019
	Amortized Cost Basis	OTTI	Net Amortized Cost	Fair Value
	(Dollars in thousands)
Financial Services
Cash and cash equivalents
Debt securities	$34,860	$-	$34,860	$34,860

	December 31, 2018
	Amortized Cost Basis	OTTI	Net Amortized Cost	Fair Value
Financial Services
Cash and cash equivalents
Debt securities	$34,866	$-	$34,866	$34,866

The following table reconciles the net gain (loss) recognized during the three months ended March 31, 2019 and 2018 on equity securities to the unrealized gain (loss) recognized during the periods on equity securities still held at the reporting date.

	Three Months Ended
	March 31,
	2019	2018

Net gain (loss) recognized during the period on equity securities	$4,840	$(1,153)
Less: Net gain recognized during the period on equity securities sold during the period	(237)	(96)
Unrealized gain (loss) recognized during the reporting period on equity securities still held at the reporting date	$4,603	$(1,057)

Mortgage loans held-for-sale, net.  Our mortgage loans held-for-sale, which are measured at fair value on a recurring basis, include (1) mortgage loans held-for-sale that are under commitments to sell and (2) mortgage loans held-for-sale that are not under commitments to sell. At March 31, 2019 and December 31, 2018, we had $96.2 million and $130.8 million, respectively, of mortgage loans held-for-sale under commitments to sell. The fair value for those loans was based on quoted market prices for those mortgage loans, which are Level 2 fair value inputs. At March 31, 2019 and December 31, 2018, we had $14.6 million and $18.5 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input.

Gains on sales of mortgage loans, net, are included as a component of revenues in the financial services section of our consolidated statements of operations and comprehensive income. For the three months ended March 31, 2019, we recorded net gains on the sales of mortgage loans of $11.7 million, compared to $9.0 million for the same period in the prior year.

Mortgage Repurchase Facility. The debt associated with our mortgage repurchase facility (see Note 19 for further discussion) is at floating rates that approximate current market rates and have relatively short-term maturities, generally within 30 days. The fair value approximates carrying value and is based on Level 2 inputs.

Senior Notes. The estimated values of the senior notes in the following table are based on Level 2 inputs, which primarily reflect estimated prices for our senior notes which were provided by multiple sources.

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
$250 Million 5⅝% Senior Notes due February 2020, net	$249,109	$254,304	$248,850	$253,413
$250 Million 5½% Senior Notes due January 2024, net	248,841	258,479	248,789	242,983
$500 Million 6% Senior Notes due January 2043, net	490,372	434,117	490,328	386,552
Total	$988,322	$946,900	$987,967	$882,948

7.	Inventories

The following table sets forth, by reportable segment, information relating to our homebuilding inventories:

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)
Housing completed or under construction:
West	$516,900	$521,960
Mountain	356,177	347,738
East	77,197	82,738
Subtotal	950,274	952,436
Land and land under development:
West	699,704	705,591
Mountain	420,155	402,657
East	78,965	72,310
Subtotal	1,198,824	1,180,558
Total inventories	$2,149,098	$2,132,994

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

If land is classified as held for sale, we measure it in accordance with ASC 360 at the lower of the carrying value or fair value less estimated costs to sell. In determining fair value, we primarily rely upon the most recent negotiated price which is a Level 2 input. If a negotiated price is not available, we will consider several factors including, but not limited to, current market conditions, recent comparable sales transactions and market analysis studies, which are considered Level 3 inputs. If the fair value less estimated costs to sell is lower than the current carrying value, the land is impaired down to its estimated fair value less costs to sell.

Impairments of homebuilding inventory by segment for the three months ended March 31, 2019 and 2018 are shown in the table below.

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in thousands)
West	$-	$375
Mountain	400	175
East	210	-
Total inventory impairments	$610	$550

The table below provides quantitative data, for the periods presented, used in determining the fair value of the impaired inventory.

	Impairment Data				Quantitative Data
Three Months Ended	Total Subdivisions Tested	Inventory Impairments	Fair Value of Inventory After Impairments	Number of Subdivisions Impaired	Discount Rate
	(Dollars in thousands)
March 31, 2019	16	$610	$10,476	2	N/A
March 31, 2018	24	$550	$5,223	2	12%

8.	Capitalization of Interest

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

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in thousands)
Homebuilding interest incurred	$16,031	$15,625
Less: Interest capitalized	(16,031)	(15,625)
Homebuilding interest expensed	$-	$-

Interest capitalized, beginning of period	$54,845	$57,541
Plus: Interest capitalized during period	16,031	15,625
Less: Previously capitalized interest included in home and land cost of sales	(13,929)	(14,428)
Interest capitalized, end of period	$56,947	$58,738

9.	Leases

We lease certain property, land and equipment, the majority of which comprise property related leases to provide office space where we operate our business. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term.

Our property related leases typically have terms of between three and five years, with the exception of the lease governing the Company’s headquarters, and are classified as operating leases. These leases do not contain any residual value guarantees or restrictive covenants and no variable lease payments, except for common area maintenance and real estate taxes. Many of our property related leases give us the option to extend the lease term for a period of time, generally consistent with the initial lease term. These options are excluded from our calculation of the right-of-use asset and lease liability until such time as we determine it is reasonably certain that the option will be exercised.

The property related lease for the Company’s headquarters in Denver, Colorado is ten years in length with an expiration date of October 31, 2026 and contains a ten year option to extend the term of the lease through 2036. This option has been excluded from our calculation of the right-of-use asset and lease liability as it is not currently considered reasonably certain that the option will be exercised.

Operating lease expense is included as a component of selling, general and administrative expenses and expenses in the homebuilding and financial services sections of our consolidated statements of operations and comprehensive income, respectively. Components of operating lease expense were as follows:

Three Months Ended
March 31, 2019
(Dollars in thousands)
Operating lease cost [1]	$1,980
Less: Sublease income (Note 20)	(37)
Net lease cost	$1,943
_________________________________________
[1] Includes variable lease costs, which are immaterial.

Supplemental cash flow information related to leases was as follows:

Three Months Ended
March 31, 2019
(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,771
Leased assets obtained in exchange for new operating lease liabilities	$1,477

Supplemental cash flow information related to non-cash transactions also includes the recognition of operating lease right-of-use assets of $33.5 million and operating lease liabilities of $34.3 million upon adoption of ASC 842.

Weighted-average remaining lease term and discount rate for operating leases were as follows:

March 31, 2019
Weighted-average remaining lease term (in years)	6.8
Weighted-average discount rate	5.5%

Maturities of operating lease liabilities were as follows:

Year Ended
December 31,
(Dollars in thousands)
2019 (excluding the three months ended March 31, 2019)	$5,315
2020	6,317
2021	6,066
2022	5,752
2023	5,148
Thereafter	13,118
Total operating lease payments [1]	$41,716

Less: Interest	7,133
Present value of operating lease liabilities [2]	$34,583
__________________________________________________
[1] Operating lease payments exclude $0.6 million of legally binding lease payments for leases signed but not yet commenced.
[2] Financial services operating lease liabilities of $1.1 million are included as a component of accrued liabilities in the financial services section of our consolidated balance sheet at March 31, 2019.

10.	Homebuilding Prepaid and Other Assets

The following table sets forth the components of homebuilding prepaid and other assets:

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)
Land option deposits	$21,951	$23,805
Goodwill	6,008	6,008
Prepaid expenses	6,614	7,324
Deferred debt issuance costs on revolving credit facility, net	7,279	7,662
Other	693	995
Total	$42,545	$45,794

11.	Homebuilding Accrued Liabilities and Financial Services Accounts Payable and Accrued Liabilities

The following table sets forth information relating to homebuilding accrued liabilities:

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)
Customer and escrow deposits	$36,986	$34,463
Warranty accrual	29,992	28,262
Accrued compensation and related expenses	22,438	39,459
Accrued interest	13,281	27,734
Construction defect claim reserves	8,367	8,464
Land development and home construction accruals	9,064	8,683
Income taxes payable	18,337	6,245
Other accrued liabilities	46,666	42,937
Total accrued liabilities	$185,131	$196,247

The following table sets forth information relating to financial services accounts payable and accrued liabilities:

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)
Insurance reserves	$47,852	$46,844
Accounts payable and other accrued liabilities	11,022	11,699
Total accounts payable and accrued liabilities	$58,874	$58,543

12.	Warranty Accrual

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

The table set forth below summarizes accrual, adjustment and payment activity related to our warranty accrual for the three months ended March 31, 2019 and 2018. For the three months ended March 31, 2019 and 2018, we recorded adjustments to increase our warranty accrual by $0.9 million and $3.1 million, respectively. The adjustments recorded during the three months ended March 31, 2019 related to homes with structural related issues, while the adjustments recorded during the three months ended March 31, 2018 were due to higher than expected general warranty related expenditures.

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$28,262	$21,909
Expense provisions	3,348	2,598
Cash payments	(2,493)	(2,500)
Adjustments	875	3,106
Balance at end of period	$29,992	$25,113

13.	Insurance and Construction Defect Claim Reserves

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

The table set forth below summarizes our insurance and construction defect claim reserves activity for the three months ended March 31, 2019 and 2018. These reserves are included as a component of accrued liabilities in the financial services and homebuilding sections of the consolidated balance sheets.

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$55,308	$52,686
Expense provisions	2,465	2,304
Cash payments, net of recoveries	(1,554)	(1,595)
Balance at end of period	$56,219	$53,395

In the ordinary course of business, we make payments from our insurance and construction defect claim reserves to settle litigation claims arising from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the three months ended March 31, 2019 and 2018 are not necessarily indicative of what future cash payments will be for subsequent periods.

14.	Income Taxes

Our overall effective income tax rates were 27.1% and 23.3% for the three months ended March 31, 2019 and 2018, respectively, resulting in income tax expense of $15.1 million and $11.8 million for the same periods, respectively. The year-over-year increase in our effective tax rate for the three months ended March 31, 2019 was due to a $1.2 million benefit from energy tax credits which reduced our 2018 first quarter tax rate. It is currently uncertain as to the extent, if any, that energy tax credits will impact our 2019 results, and therefore no benefit was recorded for the 2019 first quarter.

At March 31, 2019 and December 31, 2018 we had deferred tax assets, net of valuation allowances and deferred tax liabilities, of $34.5 million and $37.2 million, respectively. The valuation allowances were primarily related to various state net operating loss carryforwards where realization is more uncertain at this time due to the limited carryforward periods coupled with minimal operating activity that exists in certain states.

15.	Senior Notes

The carrying value of our senior notes as of March 31, 2019 and December 31, 2018, net of any unamortized debt issuance costs or discount, were as follows:

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)
5⅝% Senior Notes due February 2020, net	$249,109	$248,850
5½% Senior Notes due January 2024, net	248,841	248,789
6% Senior Notes due January 2043, net	490,372	490,328
Total	$988,322	$987,967

Our senior notes are not secured and, while the senior note indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries.

16.	Stock-Based Compensation

We account for share-based awards in accordance with ASC Topic 718 Compensation–Stock Compensation (“ASC 718”), which requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period. Stock-based compensation awards are valued at fair value on the date of grant. The following table sets forth share-based award expense activity for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in thousands)
Stock option grants expense	$255	$56
Restricted stock awards expense	911	744
Performance share units expense	3,085	451
Total stock based compensation	$4,251	$1,251

On May 23, 2018, June 20, 2017 and July 25, 2016, the Company granted long term performance stock unit awards (“PSUs”) to each of the CEO, the COO, and the Chief Financial Officer (“CFO”) under the Company’s 2011 Equity Incentive Plan. The PSUs will be earned based upon the Company’s performance, over a three year period (the “Performance Period”), measured by increasing home sale revenues over a “Base Period.” Each award is conditioned upon the Company achieving an average gross margin from home sales (excluding impairments) of at least fifteen percent (15%) over the Performance Period. Target goals will be earned if the Company’s three year average home sale revenues over the Performance Period (“Performance Revenues”) exceed the home sale revenues over the Base Period (“Base Revenues”) by at least 10% but less than 20%. If Performance Revenues exceed the Base Revenues by at least 5% but less than 10%, 50% of the Target Goals will be earned (“Threshold Goals”). If Performance Revenues exceed the Base Revenues by at least 20%, 200% of the Target Goals will be earned (“Maximum Goals”). For the PSUs granted in 2017 and 2018, the number of PSUs earned shall be adjusted to be proportional to the partial performance between the Threshold Goals, Target Goals and Maximum Goals. Details for each defined term above for each grant has been provided in the table below.

					Threshold Goal		Target Goal		Maximum Goal
Awardee	Date of Award	Performance Period	Base Period	Base Period Revenues	PSUs	Home Sale Revenues	PSUs	Home Sale Revenues	PSUs	Home Sale Revenues	Fair Value per Share	Maximum Potential Expense to be Recognized*
CEO		July 1, 2016	July 1, 2015		61,236		122,472		244,944			$4,815
COO	July 25, 2016	to	to	$1.975 billion	61,236	$2.074 billion	122,472	$2.173 billion	244,944	$2.370 billion	$19.66	4,815
CFO		June 30, 2019	June 30, 2016		15,309		30,618		61,236			1,204
												$10,834

CEO		April 1, 2017	April 1, 2016		64,152		128,304		256,608			$7,142
COO	June 20, 2017	to	to	$2.426 billion	64,152	$2.547 billion	128,304	$2.669 billion	256,608	$2.911 billion	$27.83	7,142
CFO		March 31, 2020	March 31, 2017		16,038		32,076		64,152			1,786
												$16,070

CEO		April 1, 2018	April 1, 2017		64,800		129,600		259,200			$6,629
COO	May 23, 2018	to	to	$2.543 billion	64,800	$2.670 billion	129,600	$2.797 billion	259,200	$3.052 billion	$25.57	6,629
CFO		March 31, 2021	March 31, 2018		16,200		32,400		64,800			1,657
_______________________												$14,915
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

2016 PSU Grants. As of March 31, 2019, the Company determined that achievement of the Maximum Goals for these awards was probable and as such, the Company recorded share-based award expense related to the awards of $0.9 million for the three months ended March 31, 2019. As of March 31, 2018, the Company had concluded that achievement of the Target Goals was probable and, as such, recorded share-based award expense related to the awards of $0.5 million for the three months ended March 31, 2018.

2017 PSU Grants. As of March 31, 2019, the Company determined that achievement of the Target Goals for these awards was probable and as such, the Company recorded share-based award expense related to the awards of $2.2 million for the three months ended March 31, 2019. As of March 31, 2018, the Company concluded that achievement of any of the performance metrics had not met the level of probability required to record compensation expense and as such, no expense related to the grant of these awards had been recognized as of March 31, 2018.

2018 PSU Grants. For the PSUs granted in May of 2018, the Company concluded that achievement of any of the performance metrics has not met the level of probability required to record compensation expense and, as such, no expense related to these awards has been recognized as of March 31, 2019.

17.	Commitments and Contingencies

Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At March 31, 2019, we had outstanding surety bonds and letters of credit totaling $245.5 million and $89.3 million, respectively, including $61.7 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $126.6 million and $51.2 million, respectively. All letters of credit as of March 31, 2019, excluding those issued by HomeAmerican, were issued under our unsecured revolving credit facility (see Note 19 for further discussion of the revolving credit facility). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

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

Lot Option Contracts. In the ordinary course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allow us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, and minimizes the amount of land inventories on our consolidated balance sheets. In certain cases, these contracts will be settled shortly following the end of the period. Our obligation with respect to Option Contracts is generally limited to forfeiture of the related deposits. At March 31, 2019, we had cash deposits and letters of credit totaling $19.3 million and $4.8 million, respectively, at risk associated with the option to purchase 6,368 lots.

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

At March 31, 2019, we had interest rate lock commitments with an aggregate principal balance of $149.4 million. Additionally, we had $14.1 million of mortgage loans held-for-sale at March 31, 2019 that had not yet been committed to a mortgage purchaser. In order to hedge the changes in fair value of our interest rate lock commitments and mortgage loans held-for-sale that had not yet been committed to a mortgage purchaser, we had forward sales of securities totaling $121.0 million at March 31, 2019.

For the three months ended March 31, 2019 and 2018, we recorded net gains of $0.9 million and $1.5 million, respectively, on our derivatives.

19.	Lines of Credit

Revolving Credit Facility. We have an unsecured revolving credit agreement (“Revolving Credit Facility”) with a group of lenders which may be used for general corporate purposes. This agreement was amended on November 1, 2018 to (1) extend the Revolving Credit Facility maturity to December 18, 2023, (2) increase the aggregate commitment from $700 million to $1.0 billion (the “Commitment”) and (3) provide that the aggregate amount of the commitments may increase to an amount not to exceed $1.5 billion upon our request, subject to receipt of additional commitments from existing or additional lenders and, in the case of additional lenders, the consent of the co-administrative agents. As defined in the Revolving Credit Facility, interest rates on base rate borrowings are equal to the highest of (1) 0.0%, (2) a prime rate, (3) a federal funds effective rate plus 1.50%, and (4) a specified eurocurrency rate plus 1.00% and, in each case, plus a margin that is determined based on our credit ratings and leverage ratio. Interest rates on eurocurrency borrowings are equal to a specified eurocurrency rate plus a margin that is determined based on our credit ratings and leverage ratio. At any time at which our leverage ratio, as of the last day of the most recent calendar quarter, exceeds 55%, the aggregate principal amount of all consolidated senior debt borrowings outstanding may not exceed the borrowing base. There is no borrowing base requirement if our leverage ratio, as of the last day of the most recent calendar quarter, is 55% or less.

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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of March 31, 2019.

We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At March 31, 2019 and December 31, 2018, there were $27.6 million and $27.8 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. We had $15.0 million outstanding under the Revolving Credit Facility as of March 31, 2019 and December 31, 2018. As of March 31, 2019, availability under the Revolving Credit Facility was approximately $957.4 million.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). Effective August 9, 2018, the Mortgage Repurchase Facility was amended to extend its termination date to August 8, 2019. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased on March 27, 2019 from $75 million to $100 million and was effective through April 24, 2019. The Mortgage Repurchase Facility also had a temporary increase in the maximum aggregate commitment from $75 million to $130 million on December 27, 2018 and was effective through January 25, 2019. At March 31, 2019 and December 31, 2018, HomeAmerican had $84.9 million and $116.8 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is based on a LIBOR rate or successor benchmark rate.

The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of March 31, 2019.

20.	Related Party Transactions

We contributed $0.5 million in cash to the MDC/Richmond American Homes Foundation (the “Foundation”) during the three months ended March 31, 2019. The Foundation is a non-profit organization operated exclusively for charitable, educational and other purposes beneficial to social welfare within the meaning of Section 501(c)(3) of the Internal Revenue Code. The following Directors and/or officers of the Company served as directors of the Foundation at March 31, 2019, all of whom serve without compensation:

Name	MDC Title
Larry A. Mizel	Chairman and CEO
David D. Mandarich	President and COO

Three other individuals, who are independent of the Company, also serve as directors of the Foundation. All directors of the Foundation serve without compensation.

The Company has a sublease agreement with CVentures, Inc. Larry A. Mizel, the Chief Executive Officer of the Company, is the President of CVentures, Inc. The sublease is for office space that CVentures, Inc. has continuously leased from the Company since 2005. The current sublease term commenced November 1, 2016 and will continue through October 31, 2021, with an option to extend to October 31, 2026. The sublease agreement is for approximately 5,437 rentable square feet at a base rent that increases over the initial term from $26.50 to $28.68 per rentable square foot per year, and increasing over the extension term from $29.26 to $31.67 per rentable square foot per year. The sublease rent is an allocation of the rent under the master lease agreement based on the sublease square footage.

21.	Supplemental Guarantor Information

Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by the following subsidiaries (collectively, the "Guarantor Subsidiaries"), which are 100%-owned subsidiaries of the Company:

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

Supplemental Condensed Combining Balance Sheet

	March 31, 2019
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and cash equivalents	$411,750	$4,624	$-	$-	$416,374
Restricted cash	-	8,136	-	-	8,136
Trade and other receivables	589	67,371	-	-	67,960
Inventories:
Housing completed or under construction	-	950,274	-	-	950,274
Land and land under development	-	1,198,824	-	-	1,198,824
Total inventories	-	2,149,098	-	-	2,149,098

Intercompany receivables	1,939,500	6,509	-	(1,946,009)	-
Investment in subsidiaries	272,420	-	-	(272,420)	-
Property and equipment, net	23,608	36,157	-	-	59,765
Operating lease right-of-use asset	32,604	-	-	-	32,604
Deferred tax asset, net	34,513	-	-	(9)	34,504
Prepaid and other assets	11,050	31,495	-	-	42,545
Total homebuilding assets	2,726,034	2,303,390	-	(2,218,438)	2,810,986

Financial Services:
Cash and cash equivalents	-	-	51,556	-	51,556
Marketable securities	-	-	45,767	-	45,767
Intercompany receivables	-	-	21,713	(21,713)	-
Mortgage loans held-for-sale, net	-	-	110,810	-	110,810
Other assets	-	-	15,791	9	15,800
Total financial services assets	-	-	245,637	(21,704)	223,933
Total Assets	$2,726,034	$2,303,390	$245,637	$(2,240,142)	$3,034,919

LIABILITIES AND EQUITY

Homebuilding:
Accounts payable	$39	$58,531	$-	$-	$58,570
Accrued liabilities	50,285	132,666	-	2,180	185,131
Operating lease liabilities	33,460	-	-	-	33,460
Advances and notes payable to parent and subsidiaries	28,222	1,930,727	296	(1,959,245)	-
Revolving credit facility	15,000	-	-	-	15,000
Senior notes, net	988,322	-	-	-	988,322
Total homebuilding liabilities	1,115,328	2,121,924	296	(1,957,065)	1,280,483

Financial Services:
Accounts payable and other liabilities	-	-	61,054	(2,180)	58,874
Advances and notes payable to parent and subsidiaries	-	-	8,477	(8,477)	-
Mortgage repurchase facility	-	-	84,856	-	84,856
Total financial services liabilities	-	-	154,387	(10,657)	143,730
Total Liabilities	1,115,328	2,121,924	154,683	(1,967,722)	1,424,213

Equity:
Total Stockholders' Equity	1,610,706	181,466	90,954	(272,420)	1,610,706
Total Liabilities and Stockholders' Equity	$2,726,034	$2,303,390	$245,637	$(2,240,142)	$3,034,919

Supplemental Condensed Combining Balance Sheet

	December 31, 2018
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and cash equivalents	$410,127	$4,597	$-	$-	$414,724
Restricted cash	-	6,363	-	-	6,363
Trade and other receivables	758	52,224	-	-	52,982
Inventories:
Housing completed or under construction	-	952,436	-	-	952,436
Land and land under development	-	1,180,558	-	-	1,180,558
Total inventories	-	2,132,994	-	-	2,132,994

Intercompany receivables	1,735,342	7,369	-	(1,742,711)	-
Investment in subsidiaries	455,848	-	-	(455,848)	-
Property and equipment, net	23,896	34,271	-	-	58,167
Deferred tax assets, net	36,168	-	-	1,010	37,178
Metropolitan district bond securities (related party)	-	-	-	-	-
Other assets	12,234	33,560	-	-	45,794
Total Homebuilding Assets	2,674,373	2,271,378	-	(2,197,549)	2,748,202

Financial Services:
Cash and cash equivalents	-	-	49,052	-	49,052
Marketable securities	-	-	40,879	-	40,879
Intercompany receivables	-	-	22,346	(22,346)	-
Mortgage loans held-for-sale, net	-	-	149,211	-	149,211
Other assets	-	-	14,743	(1,010)	13,733
Total Financial Services Assets	-	-	276,231	(23,356)	252,875
Total Assets	$2,674,373	$2,271,378	$276,231	$(2,220,905)	$3,001,077

LIABILITIES AND EQUITY

Homebuilding:
Accounts payable	$-	$50,505	$-	$-	$50,505
Accrued liabilities	65,691	125,387	-	5,169	196,247
Advances and notes payable to parent and subsidiaries	29,715	1,727,248	295	(1,757,258)	-
Revolving credit facility	15,000	-	-	-	15,000
Senior notes, net	987,967	-	-	-	987,967
Total Homebuilding Liabilities	1,098,373	1,903,140	295	(1,752,089)	1,249,719

Financial Services:
Accounts payable and accrued liabilities	-	-	63,712	(5,169)	58,543
Advances and notes payable to parent and subsidiaries	-	-	7,799	(7,799)	-
Mortgage repurchase facility	-	-	116,815	-	116,815
Total Financial Services Liabilities	-	-	188,326	(12,968)	175,358
Total Liabilities	1,098,373	1,903,140	188,621	(1,765,057)	1,425,077

Equity:
Total Stockholders' Equity	1,576,000	368,238	87,610	(455,848)	1,576,000
Total Liabilities and Stockholders' Equity	$2,674,373	$2,271,378	$276,231	$(2,220,905)	$3,001,077

Supplemental Condensed Combining Statement of Operations

	Three Months Ended March 31, 2019
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$647,278	$-	$-	$647,278
Cost of sales	-	(524,552)	-	-	(524,552)
Inventory impairments	-	(610)	-	-	(610)
Gross margin	-	122,116	-	-	122,116
Selling, general, and administrative expenses	(17,438)	(64,701)	-	(122)	(82,261)
Equity income of subsidiaries	52,165	-	-	(52,165)	-
Interest and other income	2,409	155	-	(173)	2,391
Other expense	7	(1,198)	-	-	(1,191)
Homebuilding pretax income (loss)	37,143	56,372	-	(52,460)	41,055
Financial Services:
Financial services pretax income	-	-	14,256	295	14,551
Income before income taxes	37,143	56,372	14,256	(52,165)	55,606
(Provision) benefit for income taxes	3,407	(15,264)	(3,199)	-	(15,056)
Net income	$40,550	$41,108	$11,057	$(52,165)	$40,550
Other comprehensive income related to available-for-sale securities, net of tax	-	-	-	-	-
Comprehensive income	$40,550	$41,108	$11,057	$(52,165)	$40,550

	Three Months Ended March 31, 2018
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$607,688	$-	$-	$607,688
Cost of sales	-	(496,632)	-	-	(496,632)
Inventory impairments	-	(550)	-	-	(550)
Gross margin	-	110,506	-	-	110,506
Selling, general, and administrative expenses	(12,808)	(58,329)	-	(204)	(71,341)
Equity income of subsidiaries	47,169	-	-	(47,169)	-
Interest and other income	1,773	318	2	(234)	1,859
Other expense	7	(570)	-	-	(563)
Homebuilding pretax income (loss)	36,141	51,925	2	(47,607)	40,461
Financial Services:
Financial services pretax income	-	-	9,633	438	10,071
Income before income taxes	36,141	51,925	9,635	(47,169)	50,532
(Provision) benefit for income taxes	2,623	(12,092)	(2,299)	-	(11,768)
Net income	$38,764	$39,833	$7,336	$(47,169)	$38,764
Other comprehensive income related to available-for-sale securities, net of tax	-	-	-	-	-
Comprehensive income	$38,764	$39,833	$7,336	$(47,169)	$38,764

Supplemental Condensed Combining Statement of Cash Flows

	Three Months Ended March 31, 2019
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(18,145)	$31,508	$40,985	$-	$54,348
Net cash provided by (used in) investing activities	29,796	(6,094)	(93)	(30,043)	(6,434)
Financing activities:
Payments from (advances to) subsidiaries	-	(23,614)	(6,429)	30,043	-
Mortgage repurchase facility	-	-	(31,959)	-	(31,959)
Dividend payments	(17,115)	-	-	-	(17,115)
Proceeds from exercise of stock options	7,087	-	-	-	7,087
Net cash provided by (used in) financing activities	(10,028)	(23,614)	(38,388)	30,043	(41,987)

Net increase (decrease) in cash and cash equivalents	1,623	1,800	2,504	-	5,927
Cash and cash equivalents:
Beginning of period	410,127	10,960	49,052	-	470,139
End of period	$411,750	$12,760	$51,556	$-	$476,066

	Three Months Ended March 31, 2018
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(8,950)	$(79,547)	$27,011	$-	$(61,486)
Net cash provided by (used in) investing activities	(94,576)	(6,250)	(60)	94,509	(6,377)
Financing activities:
Payments from (advances to) subsidiaries	-	83,203	11,306	(94,509)	-
Mortgage repurchase facility	-	-	(22,214)	-	(22,214)
Dividend payments	(16,865)	-	-	-	(16,865)
Proceeds from the exercise of stock options	282	-	-	-	282
Net cash provided by (used in) financing activities	(16,583)	83,203	(10,908)	(94,509)	(38,797)

Net increase (decrease) in cash and cash equivalents	(120,109)	(2,594)	16,043	-	(106,660)
Cash and cash equivalents:
Beginning of period	468,718	13,051	32,471	-	514,240
End of period	$348,609	$10,457	$48,514	$-	$407,580

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are based upon management’s experiences, observations, and analyses. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in "Item 1A: Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2018 and this Quarterly Report on Form 10-Q. The Company distributed an 8% stock dividend on February 28, 2019 to shareholders of record on February 14, 2019. In accordance with Accounting Standards Codification 260, “Earnings per Share,” basic and diluted earnings per share amounts, weighted-average shares outstanding, and dividends declared per share have been restated for all periods presented to reflect the effect of this stock dividend.

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$647,278	$607,688
Home cost of sales	(524,552)	(496,632)
Inventory impairments	(610)	(550)
Total cost of sales	(525,162)	(497,182)
Gross profit	122,116	110,506
Gross margin	18.9%	18.2%
Selling, general and administrative expenses	(82,261)	(71,341)
Interest and other income	2,391	1,859
Other expense	(1,191)	(563)
Homebuilding pretax income	41,055	40,461

Financial Services:
Revenues	17,404	19,035
Expenses	(8,957)	(8,831)
Interest and other income	1,264	1,020
Net gain (loss) on marketable equity securities	4,840	(1,153)
Financial services pretax income	14,551	10,071

Income before income taxes	55,606	50,532
Provision for income taxes	(15,056)	(11,768)
Net income	$40,550	$38,764

Earnings per share:
Basic	$0.66	$0.64
Diluted	$0.64	$0.63

Weighted average common shares outstanding:
Basic	60,939,364	60,340,774
Diluted	62,708,334	61,447,563

Dividends declared per share	$0.30	$0.28

Cash provided by (used in):
Operating Activities	$54,348	$(61,486)
Investing Activities	$(6,434)	$(6,377)
Financing Activities	$(41,987)	$(38,797)

Overview

Three Months Ended March 31, 2019

For the three months ended March 31, 2019, our net income was $40.6 million, or $0.64 per diluted share, a 5% increase compared to net income of $38.8 million, or $0.63 per diluted share, for the same period in the prior year. The increase was primarily the result of a $4.5 million increase in our pretax income from financial services resulting from $4.8 million of net gains on equity securities for the three months ended March 31, 2019 as compared to $1.2 million of net losses on equity securities for the same period in the prior year. Our pretax income from homebuilding increased by only $0.6 million year-over-year, as an $11.6 million increase in homebuilding gross profit was mostly offset by higher selling, general and administrative costs. The increases in financial services and homebuilding pretax income were partially offset by a higher effective tax rate that was mostly due to federal energy tax credits, which reduced our 2018 first quarter income tax expense by $1.2 million. It is currently uncertain as to the extent, if any, that energy tax credits will impact our 2019 results, and therefore no benefit was recorded for the 2019 first quarter.

Home sale revenues were up from $607.7 million in the 2018 first quarter to $647.3 million in the 2019 first quarter. The $39.6 million year-over-year improvement was the result of a 7% increase in the number of homes delivered during the quarter.

The dollar value of our net new home orders decreased 1% from the prior year period driven by a 4% decrease in the average selling price, consistent with our ongoing focus on offering more affordable home plans. The decrease in the average selling price was also caused by a shift in the mix of home orders to our more affordable markets. However, the average selling price decrease was almost entirely offset by a 3% increase in the number of net new orders, resulting from a 15% increase in average active subdivisions that more than offset an 11% decrease in our monthly sales absorption pace.

Industry Conditions and Outlook for MDC*

We have experienced steadily improving net new order activity to start the year as monthly absorption rates remain healthy, albeit down from recent peak levels experienced in 2018. Overall, we believe industry conditions remain strong as we continued to see a positive economic environment driven by factors such as low unemployment, increasing wages, controlled inventory levels and low interest rates throughout the first quarter of 2019.

We have positioned ourselves for continued growth in the face of a slower monthly absorption pace environment, through achieving a 15% year-over-year increase in our active community count to end the first quarter of 2019. In addition, our backlog conversion rates have improved year-over-year, benefiting from lower cycle times for our more affordable home plans. The demand for affordable product lines remained strong during the first quarter of 2019, accounting for 60% of our net new orders compared to 44% in the prior year period.

Our dollar value of homes in backlog to end the 2019 first quarter was down 12% year-over-year to $1.65 billion. This decrease is primarily the result of our continued focus on more affordable home plans, a shift in the mix of home sales to our more affordable markets and a lower pace of sales over the past six months.

Our liquidity to end the 2019 first quarter was up 27% year-over-year to $1.49 billion, providing us with significant resources to fund continued growth. This increase was in large part due to the $300 million increase in our homebuilding line of credit to $1.0 billion during the fourth quarter of 2018.

* See "Forward-Looking Statements" below.

Homebuilding

Pretax Income:

	Three Months Ended
	March 31,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
West	$33,200	$24,373	$8,827	36%
Mountain	21,714	24,185	(2,471)	(10%)
East	1,473	3,375	(1,902)	(56%)
Corporate	(15,332)	(11,472)	(3,860)	(34%)
Total Homebuilding pretax income	$41,055	$40,461	$594	1%

For the three months ended March 31, 2019, we recorded homebuilding pretax income of $41.1 million, an increase of $0.6 million from $40.5 million for the same period in the prior year. The increase was due to a 7% increase in home sale revenues and a 70 basis point improvement in our gross margin from home sales. However, these improvements were mostly offset by a 100 basis point increase in our selling, general and administrative expenses as a percentage of home sale revenues.

Our West segment experienced an $8.8 million year-over-year improvement in pretax income, primarily due to a 16% increase in home sale revenues. Our Mountain segment experienced a $2.5 million decrease in pretax income from the prior year period, primarily due to increased selling, general and administrative expenses driven by an increased average active community count.  Our East segment experienced a $1.9 million decrease in pretax income from the prior year, due to a 14% decrease in home sale revenues. Our Corporate Segment experienced a $3.9 million year-over-year decrease in pretax income due to additional stock based compensation expense of $3.0 million, primarily driven by performance-based stock awards.

Assets:

	March 31,	December 31,	Change
	2019	2018	Amount	%
	(Dollars in thousands)
West	$1,307,761	$1,301,374	$6,387	0%
Mountain	818,451	793,150	25,301	3%
East	170,670	169,485	1,185	1%
Corporate	514,104	484,193	29,911	6%
Total homebuilding assets	$2,810,986	$2,748,202	$62,784	2%

Total homebuilding assets increased 2% from December 31, 2018 to March 31, 2019. The largest increase outside of our Corporate segment was in our Mountain segment and was the result of increases in our inventory balances. These increases were driven by land development spend and a greater number of homes completed or under construction as of period-end. The increase in our Corporate segment was the result of the adoption of ASC 842 on January 1, 2019, which requires a lessee to recognize a right-of-use asset and a corresponding lease liability for substantially all leases.

New Home Deliveries & Home Sale Revenues:

Changes in home sale revenues are impacted by changes in the number of new homes delivered and the average selling price of those delivered homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	Three Months Ended March 31,
	2019			2018			% Change
	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price
	(Dollars in thousands)
West	752	$369,558	$491.4	681	$319,509	$469.2	10%	16%	5%
Mountain	409	209,192	511.5	416	208,632	501.5	(2%)	0%	2%
East	197	68,528	347.9	177	79,547	449.4	11%	(14%)	(23%)
Total	1,358	$647,278	$476.6	1,274	$607,688	$477.0	7%	7%	(0%)

West Segment Commentary

Our West segment experienced a 10% year-over-year increase in the number of new homes delivered as a result of a 5% increase in the number of homes in backlog to start the quarter. Our California markets also benefited from an improved backlog conversion rate as there were a significant number of sales accepted at the end of 2017 that could not be delivered in the first quarter of 2018, which negatively impacted our prior year backlog conversion rate. The 5% increase in average selling price of homes delivered is the result of price increases we implemented across most markets during the 2018 spring selling season, which were partially offset by a shift in mix in our California markets to lower priced communities.

Mountain Segment Commentary

While the number of homes in backlog to start the quarter was down 17% year-over-year, new homes delivered decreased by only 2% due to an improved backlog conversion rate that was driven by (1) shorter average cycle times and (2) a higher percentage of homes both sold and delivered in the first quarter of 2019 as compared to the 2018 first quarter. Cycle time improvements were primarily driven by our Colorado markets as a result of a vendor related product defect issue that negatively impacted cycle times for those homes delivered in the first half of 2018. The average selling price of homes delivered increased 2% as a result of price increases implemented in the first half of 2018 in our Colorado markets.

East Segment Commentary

The 23% decrease in the average selling price of homes delivered in our East segment is due to a change in mix resulting from (1) a higher percentage of our deliveries coming from our Florida markets, which have a lower average selling price than our mid-Atlantic market and (2) a higher percentage of deliveries in this segment coming from communities that offer more affordable home plans. The 11% increase in new home deliveries was driven by an increased backlog conversion rate across all markets as a result of (1) a decrease in cancellation rates and (2) a higher percentage of deliveries from our more affordable product offerings, which typically have shorter cycle times than our more traditional products.

.

Gross Margin from Home Sales:

Our gross margin from home sales for the three months ended March 31, 2019 increased 70 basis points year-over-year from 18.2% to 18.9%. During the three months ended March 31, 2019 and 2018, we recorded $0.9 million and $3.1 million of expense to adjust our warranty accrual. The adjustments to our warranty accrual negatively impacted gross margin by 10 basis points and 50 basis points, respectively. Our gross margin from home sales in the 2019 first quarter was positively impacted by a 20 basis point improvement in our capitalized interest in cost of sales as a percentage of home sale revenues, while the 2018 first quarter benefited by 20 basis points due to recoveries from a vendor as a result of product defect related issues.

Inventory Impairments:

Impairments of homebuilding inventory by segment for the three months ended March 31, 2019 and 2018 are shown in the table below:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
West	$-	$375
Mountain	400	175
East	210	-
Total inventory impairments	$610	$550

The table below provides quantitative data, for the periods presented, used in determining the fair value of the impaired inventory.

	Impairment Data				Quantitative Data
Three Months Ended	Total Subdivisions Tested	Inventory Impairments	Fair Value of Inventory After Impairments	Number of Subdivisions Impaired	Discount Rate
	(Dollars in thousands)
March 31, 2019	16	$610	$10,476	2	N/A
March 31, 2018	24	$550	$5,223	2	12%

Selling, General and Administrative Expenses:

	Three Months Ended March 31,
	2019	2018	Change
	(Dollars in thousands)
General and administrative expenses	$42,572	$35,753	$6,819
General and administrative expenses as a percentage of home sale revenues	6.6%	5.9%	70 bps

Marketing expenses	$18,296	$15,571	$2,725
Marketing expenses as a percentage of home sale revenues	2.8%	2.6%	20 bps

Commissions expenses	$21,393	$20,017	$1,376
Commissions expenses as a percentage of home sale revenues	3.3%	3.3%	0 bps

Total selling, general and administrative expenses	$82,261	$71,341	$10,920
Total selling, general and administrative expenses as a percentage of home sale revenues	12.7%	11.7%	100 bps

For the three months ended March 31, 2019, the increases in our general and administrative expenses were due to increased compensation-related expenses driven by higher average headcount and additional stock based compensation expense of $3.0 million, primarily caused by the performance-based stock awards that were granted in 2017.

Our marketing expenses increased for the three months ended March 31, 2019 due to increased sales office and model home expenses resulting from a 15% increase in active subdivisions as well as increased compensation-related expenses driven by higher average headcount.

Other Homebuilding Operating Data

Net New Orders and Active Subdivisions:

	Three Months Ended March 31,
	2019				2018				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate
	(Dollars in thousands)
West	965	$433,307	$449.0	3.82	1,033	$458,195	$443.6	4.78	(7%)	(5%)	1%	(20%)
Mountain	719	336,932	468.6	3.52	667	327,006	490.3	3.92	8%	3%	(4%)	(10%)
East	272	81,179	298.5	4.17	204	78,459	384.6	2.99	33%	3%	(22%)	39%
Total	1,956	$851,418	$435.3	3.75	1,904	$863,660	$453.6	4.19	3%	(1%)	(4%)	(11%)

__________________________________________________
*Calculated as total net new orders in period ÷ average active communities during period ÷ number of months in period

				Average Active Subdivisions
	Active Subdivisions			Three Months Ended
	March 31,		%	March 31,		%
	2019	2018	Change	2019	2018	Change
West	88	73	21%	84	72	17%
Mountain	64	58	10%	69	57	21%
East	26	24	8%	22	23	(4%)
Total	178	155	15%	175	152	15%

West Segment Commentary

For the three months ended March 31, 2019, the dollar value of net new orders decreased 5% year-over-year, driven by a 7% decrease in the number of net new orders. The lower number of net new orders was the result of a 20% decrease in the monthly sales absorption rate. While all markets experienced a decline in their sales pace year-over-year, California was the main driver of the decline as a result of: (1) a smaller relative proportion of affordable product offerings currently available in this market and (2) an increased cancellation rate (see further discussion below). The decline in our sales pace was mostly offset by a 17% increase in average active community count as all markets experienced a double digit percentage increase in average active community count with the exception of Arizona, which was flat year-over-year. Oregon, our newest market, finished the quarter with two active communities compared with none a year ago.

Mountain Segment Commentary

For the three months ended March 31, 2019, the dollar value of net new orders increased 3% from the same period in the prior year primarily due to an 8% increase in our number of net new orders. Our higher number of net new orders was the result of a 21% increase in average active community count as a result of growth in Utah where we continue to see strong potential and have increased our community count accordingly. This increase was partially offset by a 10% decrease in monthly sales absorption pace. Colorado and Utah both experienced a decline in sales pace consistent with industry trends, with Utah further impacted by an increased cancellation rate (see further discussion below).

East Segment Commentary

For the three months ended March 31, 2019, our dollar values of net new orders increased 3% from the same period in 2018 as a 39% improvement in our monthly sales absorption rate was largely offset by a 22% decline in our average selling price of net new orders. The improved sales pace was primarily due to an increased offering of more affordable products in our Florida markets, which have realized a higher selling pace. The sales pace in our Florida markets also benefited from a decreased cancellation rate (see further discussion below). Our average active community count was down slightly due to decreased land acquisition activity in the mid-Atlantic region over the past two years where we have invested less because our returns in this market had been lower than expected. However, as noted above, we have recently experienced improving returns in the mid-Atlantic region resulting in our reinvestment in this market. The decrease in the average selling price of net new orders is due to mix as a result of: (1) a higher percentage of our net new orders coming from an expanded offering of more affordable home plans, due to an increasing level of demand for these plans, and (2) a higher percentage of our net new orders coming from our Florida markets, which have a lower average selling price than our mid-Atlantic operations.

Cancellation Rate:

	Cancellations as a Percentage of Homes in Beginning Backlog
	Three Months Ended March 31,		Change in
	2019	2018	Percentage
West	14%	14%	0%
Mountain	14%	11%	3%
East	11%	23%	(12%)
Total	14%	14%	0%

Our cancellations as a percentage of homes in beginning backlog to start the quarter (“cancellation rate”) remained unchanged year-over-year. Our East segment experienced the largest percentage decrease as we saw double digit percentage improvements across all markets. In addition, the cancellation rate in our Florida (East segment) markets benefited from the implementation of additional underwriting procedures prior to the acceptance of new home contracts. Our Utah (Mountain segment) and Southern California (West segment) markets experienced the largest percentage increases year-over-year. The increase in Utah was primarily due to a shift in mix to include more first-time homebuyers, who have a higher likelihood of cancellation, while the increase in Southern California is largely due to homebuyer uncertainty as a result of affordability concerns.

Backlog:

	March 31,
	2019			2018			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
West	1,736	$830,703	$478.5	1,803	$923,326	$512.1	(4%)	(10%)	(7%)
Mountain	1,353	690,623	510.4	1,504	766,010	509.3	(10%)	(10%)	0%
East	445	133,140	299.2	482	190,102	394.4	(8%)	(30%)	(24%)
Total	3,534	$1,654,466	$468.2	3,789	$1,879,438	$496.0	(7%)	(12%)	(6%)

At March 31, 2019, we had 3,534 homes in backlog with a total value of $1.65 billion, representing respective decreases of 7% and 12% from March 31, 2018. The majority of our markets experienced a year-over-year decline in both the number of homes in backlog and the average selling price of those homes to end the quarter.  The decrease in the number of homes in backlog is primarily a result of the year-over-year decrease in net new orders in the fourth quarter of 2018 coupled with an increase in backlog conversion rates due to improved cycle times. The decrease in the average selling price of homes in backlog is due to a shift in mix to lower priced communities, consistent with our focus on offering more affordable home plans, as well as a shift in geographical mix with an increased proportion of net new orders coming from our Arizona (West segment) and Florida (East segment) markets, which have the lowest average selling prices in our Company.

Homes Completed or Under Construction (WIP lots):

	March 31,		%
	2019	2018	Change
Unsold:
Completed	120	86	40%
Under construction	177	203	(13%)
Total unsold started homes	297	289	3%
Sold homes under construction or completed	2,362	2,549	(7%)
Model homes under construction or completed	459	366	25%
Total homes completed or under construction	3,118	3,204	(3%)

Our model homes under construction or completed were up 25% despite our active community count being up only 15% year-over-year. This is primarily the result of models being constructed to open new communities in the near future as we plan for growth in our active community count.

Lots Owned and Optioned (including homes completed or under construction):

	March 31, 2019			March 31, 2018
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total	Total % Change
West	7,894	2,462	10,356	7,421	2,205	9,626	8%
Mountain	6,636	2,612	9,248	5,206	3,398	8,604	7%
East	1,989	1,294	3,283	1,531	1,692	3,223	2%
Total	16,519	6,368	22,887	14,158	7,295	21,453	7%

Our total owned and optioned lots at March 31, 2019 were 22,887, up 7% from March 31, 2018, due to our increased land acquisition approval activity over the past year across all markets. We believe that our total lot supply, coupled with our planned acquisition activity, can support growth in future periods. See "Forward-Looking Statements" below.

Financial Services

	Three Months Ended
	March 31,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Financial services revenues
Mortgage operations	$10,174	$12,696	$(2,522)	(20%)
Other	7,230	6,339	891	14%
Total financial services revenues	$17,404	$19,035	$(1,631)	(9%)

Financial services pretax income
Mortgage operations	$4,993	$7,520	$(2,527)	(34%)
Other	9,558	2,551	7,007	275%
Total financial services pretax income	$14,551	$10,071	$4,480	44%

For the three months ended March 31, 2019, our financial services pretax income increased $4.5 million, or 44%, from the same period in the prior year. The increase was primarily due to our other financial services segment and was driven by $4.8 million of net gains on equity securities for the three months ended March 31, 2019 as compared to $1.2 million of net losses on equity securities for the three months ended March 31, 2018. This was partially offset by a decrease in our mortgage operations segment, which saw a decrease in the capture rate of new home deliveries and an increase in special financing offers year-over-year, both of which negatively impacted pretax income for the three months ended March 31, 2019.

The following table sets forth information for our mortgage operations segment relating to mortgage loans originated and capture rate.

	Three Months Ended		% or
	March 31,		Percentage
	2019	2018	Change
	(Dollars in thousands)
Total Originations (including transfer loans):
Loans	783	807	(3%)
Principal	$285,525	$298,070	(4%)
Capture Rate Data:
Capture rate as % of all homes delivered	58%	63%	(5%)
Capture rate as % of all homes delivered (excludes cash sales)	62%	68%	(6%)
Mortgage Loan Origination Product Mix:
FHA loans	17%	14%	3%
Other government loans (VA & USDA)	20%	19%	1%
Total government loans	37%	33%	4%
Conventional loans	63%	67%	(4%)
	100%	100%	0%
Loan Type:
Fixed rate	96%	97%	(1%)
ARM	4%	3%	1%
Credit Quality:
Average FICO Score	736	744	(1%)
Other Data:	`	`
Average Combined LTV ratio	81%	81%	0%
Full documentation loans	100%	100%	0%
Loans Sold to Third Parties:
Loans	889	873	2%
Principal	$320,414	$320,753	(0%)

Income Taxes

Our overall effective income tax rates were 27.1% and 23.3% for the three months ended March 31, 2019 and 2018, respectively, resulting in income tax expense of $15.1 million and $11.8 million for the same periods, respectively. The year-over-year increase in our effective tax rate for the three months ended March 31, 2019 was due to a $1.2 million benefit from energy tax credits which reduced our 2018 first quarter tax rate. It is currently uncertain as to the extent, if any, that energy tax credits will impact our 2019 results, and therefore no benefit was recorded for the 2019 first quarter.

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

Our critical accounting estimates and policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Revolving Credit Facility. We have an unsecured revolving credit agreement (“Revolving Credit Facility”) with a group of lenders which may be used for general corporate purposes. This agreement was amended on November 1, 2018 to (1) extend the Revolving Credit Facility maturity to December 18, 2023, (2) increase the aggregate commitment from $700 million to $1.0 billion (the “Commitment”) and (3) provide that the aggregate amount of the commitments may increase to an amount not to exceed $1.5 billion upon our request, subject to receipt of additional commitments from existing or additional lenders and, in the case of additional lenders, the consent of the co-administrative agents. As defined in the Revolving Credit Facility, interest rates on base rate borrowings are equal to the highest of (1) 0.0%, (2) a prime rate, (3) a federal funds effective rate plus 1.50%, and (4) a specified eurocurrency rate plus 1.00% and, in each case, plus a margin that is determined based on our credit ratings and leverage ratio. Interest rates on eurocurrency borrowings are equal to a specified eurocurrency rate plus a margin that is determined based on our credit ratings and leverage ratio. At any time at which our leverage ratio, as of the last day of the most recent calendar quarter, exceeds 55%, the aggregate principal amount of all consolidated senior debt borrowings outstanding may not exceed the borrowing base. There is no borrowing base requirement if our leverage ratio, as of the last day of the most recent calendar quarter, is 55% or less.

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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of March 31, 2019.

We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At March 31, 2019 and December 31, 2018, there were $27.6 million and $27.8 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. We had $15.0 million outstanding under the Revolving Credit Facility as of March 31, 2019 and December 31, 2018. As of March 31, 2019, availability under the Revolving Credit Facility was approximately $957.4 million.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). Effective August 9, 2018, the Mortgage Repurchase Facility was amended to extend its termination date to August 8, 2019. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased on March 27, 2019 from $75 million to $100 million and was effective through April 24, 2019. The Mortgage Repurchase Facility also had a temporary increase in the maximum aggregate commitment from $75 million to $130 million on December 27, 2018 and was effective through January 25, 2019. At March 31, 2019 and December 31, 2018, HomeAmerican had $84.9 million and $116.8 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is based on a LIBOR rate or successor benchmark rate.

The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of March 31, 2019.

Dividends

During the three months ended March 31, 2019 and 2018, we paid dividends of $0.30 per share and $0.28 per share, respectively.

MDC Common Stock Repurchase Program

At March 31, 2019, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the three months ended March 31, 2019.

Consolidated Cash Flow

During the three months ended March 31, 2019, we generated $54.3 million of cash from operating activities, primarily due to: 1) net income of $40.6 million, 2) a net decrease in mortgage loans held-for-sale of $38.4 million, 3) non-cash add-backs to net income related to depreciation and stock-based compensation totaling $9.1 million and 4) a decrease in our net deferred tax assets of $2.7 million. These amounts were partially offset by: 1) a net increase in land and land under development of $18.5 million, 2) a net increase in trade and other receivables of $13.8 million and 3) net gains on marketable equity securities of $4.8 million.

During the three months ended March 31, 2019, we used $6.4 million of cash for investing activities, due to the purchase of $6.4 million in property and equipment.

During the three months ended March 31, 2019, we used $42.0 million of cash for financing activities, primarily related to net payments on our mortgage repurchase facility of $32.0 million and dividend payments totaling $17.1 million. These amounts were slightly offset by proceeds of $7.1 million from the exercise of stock options.

Off-Balance Sheet Arrangements

Lot Option Purchase Contracts. In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At March 31, 2019, we had deposits of $22.0 million in the form of cash and $5.4 million in the form of letters of credit that secured option contracts to purchase 6,368 lots for a total estimated purchase price of $463.1 million.

Surety Bonds and Letters of Credit. At March 31, 2019, we had outstanding surety bonds and letters of credit totaling $245.5 million and $89.3 million, respectively, including $61.7 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $126.6 million and $51.2 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

We have made no material guarantees with respect to third-party obligations.

IMPACT OF INFLATION, CHANGING PRICES AND ECONOMIC CONDITIONS

The impact of inflation and changing prices have not changed materially from the disclosure in our December 31, 2018 Annual Report on Form 10-K.

OTHER

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, as well as statements made by us in periodic press releases, oral statements made by our officials in the course of presentations about the Company and conference calls in connection with quarterly earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operations, cash flows, strategies and prospects. These forward-looking statements may be identified by terminology such as “likely,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be considered. Additionally, information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 and Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

As of March 31, 2019, our cash and cash equivalents included U.S. government securities, commercial bank deposits, money market funds and time deposits, with maturities of three months or less. As of March 31, 2019, our marketable securities included holdings in common stock and exchange traded funds.

We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments and debt. Derivative instruments utilized in the normal course of business by HomeAmerican include interest rate lock commitments and forward sales of mortgage-backed securities, which are used to manage the price risk on fluctuations in interest rates on our mortgage loans in inventory and interest rate lock commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed at March 31, 2019 had an aggregate principal balance of $149.4 million, all of which were under interest rate lock commitments at an average interest rate of 4.30%. In addition, HomeAmerican had mortgage loans held-for-sale with an aggregate principal balance of $107.0 million at March 31, 2019, of which $14.1 million had not yet been committed to a mortgage purchaser and had an average interest rate of 4.47%. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale which had not yet been committed to a mortgage purchaser, HomeAmerican had forward sales of securities totaling $121.0 million and $65.5 million at March 31, 2019 and December 31, 2018, respectively.

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

(b) Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no significant changes in the risk factors previously identified as being attendant to our business in our Annual Report on Form 10-K for the year ended December 31, 2018. For a more complete discussion of other risk factors that affect our business, see “Risk Factors” in our Form 10-K for the year ended December 31, 2018, which include the following:

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

●	In the ordinary course of business, we are required to obtain surety bonds, the unavailability of which could adversely affect our business.

●	Decreases in the market value of our investments in marketable securities could have an adverse impact on our business.

●	Product liability litigation and warranty claims that arise in the ordinary course of business may be costly.

●	Repurchase requirements associated with HomeAmerican’s sale of mortgage loans, could negatively impact our business.

●	Because of the seasonal nature of our business, our quarterly operating results can fluctuate.

●	We are dependent on the services of key employees, and the loss of their services could hurt our business.

●	The interests of certain controlling shareholders may be adverse to other investors.

●	Information technology failures and data security breaches could harm our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any shares during the three months ended March 31, 2019. Additionally, there were no sales of unregistered equity securities during the period.

Item 6.	Exhibits

10.1	Restricted Stock Agreement Amendment (Executive Officers) under the 2011 Equity Incentive Plan, dated as of February 6, 2019.

10.2	Stock Option Agreement Amendment (Executive Officers) under the 2011 Equity Incentive Plan, dated as of February 6, 2019.

10.3	Form of Executive Officer Restricted Stock Agreement under the 2011 Equity Incentive Plan, adopted as of March 18, 2019.

10.4	Form of Executive Officer Stock Option Agreement under the 2011 Equity Incentive Plan, adopted as of March 18, 2019.

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; and (v) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2019

M.D.C. HOLDINGS, INC.

(Registrant)

By:  /s/ Robert N. Martin

        Robert N. Martin
        Senior Vice President, Chief Financial Officer and Principal Accounting

        Officer (principal financial officer and duly authorized officer)