Form 10-Q
period 2019-06-30
MDC HOLDINGS INC
filed 2019-07-31
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(303) 773-1100

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	552676108	New York Stock Exchange
5⅝% Senior Notes due February 2020	552676AP3	New York Stock Exchange
6% Senior Notes due January 2043	552676AQ1	New York Stock Exchange

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

As of July 29, 2019, 61,954,555 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

(i)

PART I

ITEM 1.     Unaudited Consolidated Financial Statements

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets.

	June 30,	December 31,
	2019	2018
	(Dollars in thousands, except
	per share amounts)
ASSETS
Homebuilding:
Cash and cash equivalents	$390,061	$414,724
Restricted cash	12,911	6,363
Trade and other receivables	54,780	52,982
Inventories:
Housing completed or under construction	1,071,181	952,436
Land and land under development	1,156,009	1,180,558
Total inventories	2,227,190	2,132,994
Property and equipment, net	62,888	58,167
Operating lease right-of-use asset	31,600	-
Deferred tax asset, net	29,441	37,178
Prepaid and other assets	47,176	45,794
Total homebuilding assets	2,856,047	2,748,202
Financial Services:
Cash and cash equivalents	56,829	49,052
Marketable securities	48,105	40,879
Mortgage loans held-for-sale, net	109,337	149,211
Other assets	15,779	13,733
Total financial services assets	230,050	252,875
Total Assets	$3,086,097	$3,001,077
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$58,986	$50,505
Accrued liabilities	186,500	196,247
Operating lease liability	32,240	-
Revolving credit facility	15,000	15,000
Senior notes, net	988,683	987,967
Total homebuilding liabilities	1,281,409	1,249,719
Financial Services:
Accounts payable and accrued liabilities	60,498	58,543
Mortgage repurchase facility	83,039	116,815
Total financial services liabilities	143,537	175,358
Total Liabilities	1,424,946	1,425,077
Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 61,922,406 and 56,615,352 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	619	566
Additional paid-in-capital	1,333,095	1,168,442
Retained earnings	327,437	406,992
Total Stockholders' Equity	1,661,151	1,576,000
Total Liabilities and Stockholders' Equity	$3,086,097	$3,001,077

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$732,844	$749,608	$1,380,122	$1,357,296
Home cost of sales	(590,172)	(606,403)	(1,114,724)	(1,103,035)
Inventory impairments	-	(200)	(610)	(750)
Total cost of sales	(590,172)	(606,603)	(1,115,334)	(1,103,785)
Gross profit	142,672	143,005	264,788	253,511
Selling, general and administrative expenses	(82,712)	(81,571)	(164,973)	(152,912)
Interest and other income	2,764	1,774	5,155	3,633
Other expense	(1,110)	(871)	(2,301)	(1,434)
Homebuilding pretax income	61,614	62,337	102,669	102,798

Financial Services:
Revenues	18,597	21,372	36,001	40,407
Expenses	(9,574)	(9,611)	(18,531)	(18,442)
Interest and other income	1,367	1,240	2,631	2,260
Net gain on marketable equity securities	2,327	1,278	7,167	125
Financial services pretax income	12,717	14,279	27,268	24,350

Income before income taxes	74,331	76,616	129,937	127,148
Provision for income taxes	(19,738)	(12,717)	(34,794)	(24,485)
Net income	$54,593	$63,899	$95,143	$102,663

Comprehensive income	$54,593	$63,899	$95,143	$102,663

Earnings per share:
Basic	$0.88	$1.05	$1.55	$1.69
Diluted	$0.86	$1.03	$1.50	$1.66

Weighted average common shares outstanding:
Basic	61,336,404	60,590,899	61,138,982	60,466,527
Diluted	63,323,267	61,604,286	63,023,149	61,525,442

Dividends declared per share	$0.30	$0.28	$0.60	$0.56

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except share amounts)

	Six-Month Period Ended June 30, 2019
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Balance at December 31, 2018	56,615,352	$566	$1,168,442	$406,992	$-	$1,576,000
Cumulative effect of newly adopted accounting standards (Note 2)	-	-	-	(67)	-	(67)
Balance at January 1, 2019	56,615,352	566	1,168,442	406,925	-	1,575,933
Net Income	-	-	-	40,550	-	40,550
Shares issued upon exercise of stock options and awards of restricted stock	372,344	4	7,083	-	-	7,087
Cash dividends declared	-	-	-	(17,019)	-	(17,019)
Stock dividend declared	4,534,908	45	138,950	(139,091)		(96)
Stock-based compensation expense	-	-	4,251	-	-	4,251
Forfeiture of restricted stock	(1,714)	-	-	-	-	-
Balance at March 31, 2019	61,520,890	$615	$1,318,726	$291,365	$-	$1,610,706
Net Income	-	-	-	54,593	-	54,593
Shares issued upon exercise of stock options and awards of restricted stock	405,094	4	10,237	-	-	10,241
Cash dividends declared	-	-	-	(18,521)	-	(18,521)
Stock-based compensation expense	-	-	4,132	-	-	4,132
Forfeiture of restricted stock	(3,578)	-	-	-	-	-
Balance at June 30, 2019	61,922,406	$619	$1,333,095	$327,437	$-	$1,661,151

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except share amounts)

	Six-Month Period Ended June 30, 2018
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Balance at December 31, 2017	56,123,228	$561	$1,144,570	$258,164	$3,992	$1,407,287
Cumulative effect of newly adopted accounting standards	-	-	-	5,766	(3,992)	1,774
Balance at January 1, 2018	56,123,228	561	1,144,570	263,930	-	1,409,061
Net Income	-	-	-	38,764	-	38,764
Shares issued upon exercise of stock options and awards of restricted stock	97,783	1	281	-	-	282
Cash dividends declared	-	-	-	(16,865)	-	(16,865)
Stock-based compensation expense	-	-	1,251	-	-	1,251
Forfeiture of restricted stock	(1,368)	-	-	-	-	-
Balance at March 31, 2018	56,219,643	$562	$1,146,102	$285,829	$-	$1,432,493
Net Income	-	-	-	63,899	-	63,899
Shares issued upon exercise of stock options and awards of restricted stock	216,850	2	5,551	-	-	5,553
Cash dividends declared		-	-	(16,928)	-	(16,928)
Stock-based compensation expense		-	4,824	-	-	4,824
Forfeiture of restricted stock	(504)	-	-	-	-	-
Balance at June 30, 2018	56,435,989	$564	$1,156,477	$332,800	$-	$1,489,841

 The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2019	2018
	(Dollars in thousands)
Operating Activities:
Net income	$95,143	$102,663
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	8,383	6,075
Depreciation and amortization	9,941	9,952
Inventory impairments	610	750
Net gain on marketable equity securities	(7,167)	(125)
Amortization of discount / premiums on marketable debt securities, net	-	(366)
Deferred income tax expense	7,759	3,557
Net changes in assets and liabilities:
Trade and other receivables	(36)	(2,317)
Mortgage loans held-for-sale, net	39,874	30,929
Housing completed or under construction	(118,528)	(133,576)
Land and land under development	24,438	(84,457)
Prepaid and other assets	(4,206)	(5,108)
Accounts payable and accrued liabilities	(546)	15,835
Net cash provided by (used in) operating activities	55,665	(56,188)

Investing Activities:
Purchases of marketable securities	(5,116)	(14,659)
Maturities of marketable securities	-	50,000
Sales of marketable securities	5,057	12,460
Purchases of property and equipment	(13,860)	(13,051)
Net cash provided by (used in) investing activities	(13,919)	34,750

Financing Activities:
Payments on mortgage repurchase facility, net	(33,776)	(31,521)
Dividend payments	(35,636)	(33,793)
Proceeds from exercise of stock options	17,328	5,835
Net cash used in financing activities	(52,084)	(59,479)

Net decrease in cash, cash equivalents and restricted cash	(10,338)	(80,917)
Cash, cash equivalents and restricted cash:
Beginning of period	470,139	514,240
End of period	$459,801	$433,323

Reconciliation of cash, cash equivalents and restricted cash:
Homebuilding:
Cash and cash equivalents	$390,061	$378,219
Restricted cash	12,911	7,443
Financial Services:
Cash and cash equivalents	56,829	47,661
Total cash, cash equivalents and restricted cash	$459,801	$433,323

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

1.	Basis of Presentation

The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. ("MDC," “the Company," “we,” “us,” or “our,” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at June 30, 2019 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Accounting Standards Issued But Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires measurement and recognition of expected credit losses for financial assets held. The amendments in ASU 2016-13 eliminate the probable threshold for initial recognition of a credit loss in current GAAP and reflect an entity’s current estimate of all expected credit losses. ASU 2016-13 is effective for our interim and annual reporting periods beginning January 1, 2020, and is to be applied using a modified retrospective transition method. Earlier adoption is permitted. We do not plan to early adopt ASU 2016-13 and with our current holdings of financial instruments that are subject to credit losses, we do not believe adoption of this guidance will have a material impact on our financial statements.

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

We have identified each homebuilding division as an operating segment. Our homebuilding operating segments have been aggregated into the reportable segments noted below because they are similar in the following regards: (1) economic characteristics; (2) housing products; (3) class of homebuyer; (4) regulatory environments; and (5) methods used to construct and sell homes. Our homebuilding reportable segments are as follows:

●	West (Arizona, California, Nevada, Oregon and Washington)
●	Mountain (Colorado and Utah)
●	East (mid-Atlantic, which includes Maryland and Virginia, and Florida)

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

The following table summarizes revenues for our homebuilding and financial services operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Homebuilding
West	$384,530	$391,806	$754,088	$711,315
Mountain	287,476	268,541	496,668	477,173
East	60,838	89,261	129,366	168,808
Total homebuilding revenues	$732,844	$749,608	$1,380,122	$1,357,296

Financial Services
Mortgage operations	$11,689	$14,547	$21,863	$27,243
Other	6,908	6,825	14,138	13,164
Total financial services revenues	$18,597	$21,372	$36,001	$40,407

The following table summarizes pretax income (loss) for our homebuilding and financial services operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Homebuilding
West	$35,350	$37,708	$68,550	$62,081
Mountain	35,972	35,854	57,686	60,039
East	2,152	4,141	3,625	7,516
Corporate	(11,860)	(15,366)	(27,192)	(26,838)
Total homebuilding pretax income	$61,614	$62,337	$102,669	$102,798

Financial Services
Mortgage operations	$6,239	$9,040	$11,232	$16,560
Other	6,478	5,239	16,036	7,790
Total financial services pretax income	$12,717	$14,279	$27,268	$24,350

Total pretax income	$74,331	$76,616	$129,937	$127,148

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

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)
Homebuilding assets
West	$1,368,888	$1,301,374
Mountain	816,993	793,150
East	188,322	169,485
Corporate	481,844	484,193
Total homebuilding assets	$2,856,047	$2,748,202

Financial services assets
Mortgage operations	$122,351	$159,677
Other	107,699	93,198
Total financial services assets	$230,050	$252,875

Total assets	$3,086,097	$3,001,077

4.	Earnings Per Share

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share amounts)
Numerator
Net income	$54,593	$63,899	$95,143	$102,663
Less: distributed earnings allocated to participating securities	(110)	(96)	(221)	(201)
Less: undistributed earnings allocated to participating securities	(213)	(204)	(352)	(344)
Net income attributable to common stockholders (numerator for basic earnings per share)	54,270	63,599	94,570	102,118
Add back: undistributed earnings allocated to participating securities	213	204	352	344
Less: undistributed earnings reallocated to participating securities	(209)	(201)	(345)	(338)
Numerator for diluted earnings per share under two class method	$54,274	$63,602	$94,577	$102,124

Denominator
Weighted-average common shares outstanding	61,336,404	60,590,899	61,138,982	60,466,527
Add: dilutive effect of stock options	1,435,739	1,013,387	1,333,043	1,058,915
Add: dilutive effect of performance stock units	551,124		551,124
Denominator for diluted earnings per share under two class method	63,323,267	61,604,286	63,023,149	61,525,442

Basic Earnings Per Common Share	$0.88	$1.05	$1.55	$1.69
Diluted Earnings Per Common Share	$0.86	$1.03	$1.50	$1.66

Diluted EPS for the three and six months ended June 30, 2019 excluded options to purchase approximately 0.5 and 0.5 million shares of common stock, respectively, because the effect of their inclusion would be anti-dilutive. For the same periods in 2018, diluted EPS excluded options to purchase approximately 0.7 and 0.6 million shares, respectively.

5.	Accumulated Other Comprehensive Income

The following table sets forth our changes in accumulated other comprehensive income (“AOCI”):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Beginning balance [1]	$-	$-	$-	$3,992
Adoption of accounting standards	-	-	-	(3,992)
Ending balance	$-	$-	$-	$-

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

The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis:

		Fair Value
Financial Instrument	Hierarchy	June 30, 2019	December 31, 2018
		(Dollars in thousands)
Cash and cash equivalents
Debt securities (available-for-sale)	Level 1	$34,868	$34,866

Marketable securities
Equity securities	Level 1	$48,105	$40,879

Mortgage loans held-for-sale, net	Level 2	$109,337	$149,211

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of June 30, 2019 and December 31, 2018.

Cash and cash equivalents (excluding debt securities with an original maturity of three months or less), restricted cash, trade and other receivables, prepaid and other assets, accounts payable, accrued liabilities and borrowings on our revolving credit facility. Fair value approximates carrying value.

Equity securities. Our equity securities consist of holdings in common stock and exchange traded funds. As of June 30, 2019 and December 31, 2018, all of our equity securities were recorded at fair value with all changes in fair value recorded to net gain (loss) on marketable equity securities in the financial services section of our consolidated statements of operations and comprehensive income.

Debt securities. Our debt securities consist of U.S. government securities. As of June 30, 2019 and December 31, 2018, all of our debt securities were treated as available-for-sale investments and, as such, are recorded at fair value with all changes in fair value initially recorded through AOCI, subject to an assessment to determine if any unrealized loss, if applicable, is other-than-temporary.

The following tables set forth the cost and estimated fair value of our available-for-sale debt securities:

	June 30, 2019
	Amortized Cost Basis	OTTI	Net Amortized Cost	Fair Value
	(Dollars in thousands)
Financial Services
Cash and cash equivalents
Debt securities	$34,868	$-	$34,868	$34,868

	December 31, 2018
	Amortized Cost Basis	OTTI	Net Amortized Cost	Fair Value
Financial Services
Cash and cash equivalents
Debt securities	$34,866	$-	$34,866	$34,866

The following table reconciles the net gain recognized during the three and six months ended June 30, 2019 and 2018 on equity securities to the unrealized gain recognized during the periods on equity securities still held at the reporting date.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Net gain recognized during the period on equity securities	$2,327	$1,278	$7,167	$125
Less: Net gain (loss) recognized during the period on equity securities sold during the period	-	(63)	237	(435)
Unrealized gain recognized during the reporting period on equity securities still held at the reporting date	$2,327	$1,341	$6,930	$560

Mortgage loans held-for-sale, net.  Our mortgage loans held-for-sale, which are measured at fair value on a recurring basis, include (1) mortgage loans held-for-sale that are under commitments to sell and (2) mortgage loans held-for-sale that are not under commitments to sell. At June 30, 2019 and December 31, 2018, we had $97.3 million and $130.8 million, respectively, of mortgage loans held-for-sale under commitments to sell. The fair value for those loans was based on quoted market prices for those mortgage loans, which are Level 2 fair value inputs. At June 30, 2019 and December 31, 2018, we had $12.0 million and $18.5 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input.

Gains on sales of mortgage loans, net, are included as a component of revenues in the financial services section of our consolidated statements of operations and comprehensive income. For the three and six months ended June 30, 2019, we recorded net gains on the sales of mortgage loans of $12.6 million and $24.3 million, respectively, compared to $10.3 million and $19.3 million for the same periods in the prior year, respectively.

Mortgage Repurchase Facility. The debt associated with our mortgage repurchase facility (see Note 19 for further discussion) is at floating rates that approximate current market rates and have relatively short-term maturities, generally within 30 days. The fair value approximates carrying value and is based on Level 2 inputs.

Senior Notes. The estimated values of the senior notes in the following table are based on Level 2 inputs, which primarily reflect estimated prices for our senior notes that were provided by multiple sources.

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
$250 Million 5⅝% Senior Notes due February 2020, net	$249,371	$253,175	$248,850	$253,413
$250 Million 5½% Senior Notes due January 2024, net	248,895	267,121	248,789	242,983
$500 Million 6% Senior Notes due January 2043, net	490,417	467,200	490,328	386,552
Total	$988,683	$987,496	$987,967	$882,948

7.	Inventories

The following table sets forth, by reportable segment, information relating to our homebuilding inventories:

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)
Housing completed or under construction:
West	$600,992	$521,960
Mountain	381,306	347,738
East	88,883	82,738
Subtotal	1,071,181	952,436
Land and land under development:
West	672,586	705,591
Mountain	398,840	402,657
East	84,583	72,310
Subtotal	1,156,009	1,180,558
Total inventories	$2,227,190	$2,132,994

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

If land is classified as held for sale, we measure it in accordance with ASC 360 at the lower of the carrying value or fair value less estimated costs to sell. In determining fair value, we primarily rely upon the most recent negotiated price, which is a Level 2 input. If a negotiated price is not available, we will consider several factors including, but not limited to, current market conditions, recent comparable sales transactions and market analysis studies, which are considered Level 3 inputs. If the fair value less estimated costs to sell is lower than the current carrying value, the land is impaired down to its estimated fair value less costs to sell.

Impairments of homebuilding inventory by segment for the three and six months ended June 30, 2019 and 2018 are shown in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
West	$-	$-	$-	$375
Mountain	-	-	400	175
East	-	200	210	200
Total inventory impairments	$-	$200	$610	$750

The table below provides quantitative data, for the periods presented, used in determining the fair value of the impaired inventory.

	Impairment Data				Quantitative Data
Three Months Ended	Total Subdivisions Tested	Inventory Impairments	Fair Value of Inventory After Impairments	Number of Subdivisions Impaired	Discount Rate
	(Dollars in thousands)
March 31, 2019	16	$610	$10,476	2	N/A
June 30, 2019	12	$-	N/A	0	N/A

March 31, 2018	24	$550	$5,223	2	12%
June 30, 2018	17	$200	$767	1	12%

8.	Capitalization of Interest

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Homebuilding interest incurred	$15,980	$15,639	$32,011	$31,264
Less: Interest capitalized	(15,980)	(15,639)	(32,011)	(31,264)
Homebuilding interest expensed	$-	$-	$-	$-

Interest capitalized, beginning of period	$56,947	$58,738	$54,845	$57,541
Plus: Interest capitalized during period	15,980	15,639	32,011	31,264
Less: Previously capitalized interest included in home and land cost of sales	(14,734)	(16,150)	(28,663)	(30,578)
Interest capitalized, end of period	$58,193	$58,227	$58,193	$58,227

9.	Leases

We lease certain property, land and equipment, the majority of which comprise property related leases to provide office space where we operate our business. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term.

Our property related leases typically have terms of between 3 and 5 years, with the exception of the lease governing the Company’s headquarters, and are classified as operating leases. These leases do not contain any residual value guarantees or restrictive covenants and no variable lease payments, except for common area maintenance and real estate taxes. Many of our property related leases give us the option to extend the lease term for a period of time, generally consistent with the initial lease term. These options are excluded from our calculation of the right-of-use asset and lease liability until such time as we determine it is reasonably certain that the option will be exercised.

The property related lease for the Company’s headquarters in Denver, Colorado is 10 years in length with an expiration date of October 31, 2026 and contains a 10 year option to extend the term of the lease through 2036. This option has been excluded from our calculation of the right-of-use asset and lease liability as it is not currently considered reasonably certain that the option will be exercised.

Operating lease expense is included as a component of selling, general and administrative expenses and expenses in the homebuilding and financial services sections of our consolidated statements of operations and comprehensive income, respectively. Components of operating lease expense were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
	(Dollars in thousands)
Operating lease cost [1]	$1,990	$3,970
Less: Sublease income (Note 20)	(38)	(75)
Net lease cost	$1,952	$3,895

1 Includes variable lease costs, which are immaterial.

Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,792	$3,563
Leased assets obtained in exchange for new operating lease liabilities	$553	$2,030

Supplemental cash flow information related to non-cash transactions also includes the recognition of operating lease right-of-use assets of $33.5 million and operating lease liabilities of $34.3 million upon adoption of ASC 842.

Weighted-average remaining lease term and discount rate for operating leases were as follows:

June 30, 2019
Weighted-average remaining lease term (in years)	6.6
Weighted-average discount rate	5.5%

Maturities of operating lease liabilities were as follows:

Year Ended
December 31,
(Dollars in thousands)
2019 (excluding the six months ended June 30, 2019)	$3,017
2020	6,438
2021	6,191
2022	5,881
2023	5,281
Thereafter	13,162
Total operating lease payments	$39,970

Less: Interest	6,630
Present value of operating lease liabilities [1]	$33,340

[1] Financial services operating lease liabilities of $1.1 million are included as a component of accrued liabilities in the financial services  section of our consolidated balance sheet at June 30, 2019.

10.	Homebuilding Prepaid and Other Assets

The following table sets forth the components of homebuilding prepaid and other assets:

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)
Land option deposits	$26,154	$23,805
Goodwill	6,008	6,008
Prepaid expenses	7,238	7,324
Deferred debt issuance costs on revolving credit facility, net	6,896	7,662
Other	880	995
Total	$47,176	$45,794

11.	Homebuilding Accrued Liabilities and Financial Services Accounts Payable and Accrued Liabilities

The following table sets forth information relating to homebuilding accrued liabilities:

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)
Customer and escrow deposits	$42,523	$34,463
Warranty accrual	29,349	28,262
Accrued compensation and related expenses	25,650	39,459
Accrued interest	27,734	27,734
Construction defect claim reserves	8,569	8,464
Land development and home construction accruals	9,345	8,683
Income taxes payable	459	6,245
Other accrued liabilities	42,871	42,937
Total accrued liabilities	$186,500	$196,247

The following table sets forth information relating to financial services accounts payable and accrued liabilities:

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)
Insurance reserves	$48,249	$46,844
Accounts payable and other accrued liabilities	12,249	11,699
Total accounts payable and accrued liabilities	$60,498	$58,543

12.	Warranty Accrual

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

The table set forth below summarizes accrual, adjustment and payment activity related to our warranty accrual for the three and six months ended June 30, 2019 and 2018. For the three months ended June 30, 2019, we recorded an adjustment to decrease our warranty accrual by $1.4 million due to lower than expected general warranty related expenditures in certain close of escrow years. No such adjustments were recorded during the three months ended June 30, 2018. For the six months ended June 30, 2019 and 2018, we recorded adjustments to decrease our warranty accrual by $0.5 million and increase our warranty accrual by $3.1 million, respectively. The adjustments recorded during the six months ended June 30, 2019 are consistent with the three month period noted above and are partially offset by warranty accruals related to homes with structural related issues. The adjustments recorded during the six months ended June 30, 2018 were due to higher than expected general warranty related expenditures.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$29,992	$25,113	$28,262	$21,909
Expense provisions	3,737	3,749	7,085	6,347
Cash payments	(2,976)	(3,196)	(5,469)	(5,696)
Adjustments	(1,404)	-	(529)	3,106
Balance at end of period	$29,349	$25,666	$29,349	$25,666

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

The table set forth below summarizes our insurance and construction defect claim reserves activity for the three and six months ended June 30, 2019 and 2018. These reserves are included as a component of accrued liabilities in the financial services and homebuilding sections of the consolidated balance sheets.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$56,219	$53,395	$55,308	$52,686
Expense provisions	2,745	2,733	5,210	5,037
Cash payments, net of recoveries	(2,147)	(5,421)	(3,701)	(7,016)
Balance at end of period	$56,817	$50,707	$56,817	$50,707

In the ordinary course of business, we make payments from our insurance and construction defect claim reserves to settle litigation claims arising from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the three and six months ended June 30, 2019 and 2018 are not necessarily indicative of what future cash payments will be for subsequent periods.

14.	Income Taxes

Our overall effective income tax rates were 26.6% and 26.8% for the three and six months ended June 30, 2019, respectively, and 16.6% and 19.3% for the three and six months ended June 30, 2018, respectively. The rates for the three and six months ended June 30, 2019 resulted in income tax expense of $19.7 million and $34.8 million, respectively, compared to income tax expense of $12.7 million and $24.5 million for the three and six months ended June 30, 2018, respectively. The year-over-year increases in our effective tax rate for the three and six months ended June 30, 2019 were due to benefits from energy tax credits of $6.8 million and $8.0 million, respectively, which reduced our respective 2018 tax rates. It is currently uncertain as to the extent, if any, that energy tax credits will impact our 2019 results, and therefore no benefit has been recorded for 2019.

At June 30, 2019 and December 31, 2018 we had deferred tax assets, net of valuation allowances and deferred tax liabilities, of $29.4 million and $37.2 million, respectively. The valuation allowances were primarily related to various state net operating loss carryforwards where realization is more uncertain at this time due to the limited carryforward periods coupled with minimal operating activity that exists in certain states.

15.	Senior Notes

The carrying value of our senior notes as of June 30, 2019 and December 31, 2018, net of any unamortized debt issuance costs or discount, were as follows:

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)
5⅝% Senior Notes due February 2020, net	$249,371	$248,850
5½% Senior Notes due January 2024, net	248,895	248,789
6% Senior Notes due January 2043, net	490,417	490,328
Total	$988,683	$987,967

Our senior notes are not secured and, while the senior note indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries.

16.	Stock-Based Compensation

We account for share-based awards in accordance with ASC Topic 718 Compensation–Stock Compensation (“ASC 718”), which requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period. Stock-based compensation awards are valued at fair value on the date of grant. The following table sets forth share-based award expense activity for the three and six months ended June 30, 2019 and 2018, which is included as a component of selling general and administrative expenses and expenses in the homebuilding and financial services sections of our consolidated statements of operations and comprehensive income, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Stock option grants expense	$245	$141	$500	$197
Restricted stock awards expense	677	620	1,588	1,364
Performance share units expense	3,210	4,063	6,295	4,514
Total stock based compensation	$4,132	$4,824	$8,383	$6,075

On May 23, 2018, June 20, 2017 and July 25, 2016, the Company granted long term performance stock unit awards (“PSUs”) to each of the CEO, the COO, and the Chief Financial Officer (“CFO”) under the Company’s 2011 Equity Incentive Plan. The PSUs will be earned based upon the Company’s performance, over a 3 year period (the “Performance Period”), measured by increasing home sale revenues over a “Base Period.” Each award is conditioned upon the Company achieving an average gross margin from home sales (excluding impairments) of at least fifteen percent (15%) over the Performance Period. Target goals will be earned if the Company’s three year average home sale revenues over the Performance Period (“Performance Revenues”) exceed the home sale revenues over the Base Period (“Base Revenues”) by at least 10% but less than 20%. If Performance Revenues exceed the Base Revenues by at least 5% but less than 10%, 50% of the Target Goals will be earned (“Threshold Goals”). If Performance Revenues exceed the Base Revenues by at least 20%, 200% of the Target Goals will be earned (“Maximum Goals”). For the PSUs granted in 2017 and 2018, the number of PSUs earned shall be adjusted to be proportional to the partial performance between the Threshold Goals, Target Goals and Maximum Goals. Details for each defined term above for each grant has been provided in the table below.

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

2016 PSU Grants. As of June 30, 2019, the Company determined that achievement of the Maximum Goals for these awards was probable and as such, the Company recorded share-based award expense related to the awards of $0.9 million and $1.8 million for the three and six months ended June 30, 2019. As of June 30, 2018, the Company had concluded that achievement of the Maximum Goals for these awards was probable and as such, recorded share-based award expense related to the awards of $4.1 million and $4.5 million for the three and six months ended June 30, 2018. The awards will vest following the filing of our second quarter Form 10-Q when the Compensation Committee certifies the performance under the PSU agreements.

2017 PSU Grants. As of June 30, 2019, the Company determined that achievement between the Target Goals and Maximum Goals for these awards was probable and as such, the Company recorded share-based award expense related to the awards of $2.3 million and $4.5 million for the three and six months ended June 30, 2019. As of June 30, 2018, the Company concluded that achievement of any of the performance metrics had not met the level of probability required to record compensation expense and as such, no expense related to the grant of these awards had been recognized as of June 30, 2018.

2018 PSU Grants. For the PSUs granted in May of 2018, the Company concluded that achievement of any of the performance metrics has not met the level of probability required to record compensation expense and, as such, no expense related to these awards has been recognized as of June 30, 2019.

17.	Commitments and Contingencies

Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At June 30, 2019, we had outstanding surety bonds and letters of credit totaling $244.8 million and $89.6 million, respectively, including $63.6 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $123.3 million and $43.0 million, respectively. All letters of credit as of June 30, 2019, excluding those issued by HomeAmerican, were issued under our unsecured revolving credit facility (see Note 19 for further discussion of the revolving credit facility). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

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

Lot Option Contracts. In the ordinary course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allow us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, and minimizes the amount of land inventories on our consolidated balance sheets. In certain cases, these contracts will be settled shortly following the end of the period. Our obligation with respect to Option Contracts is generally limited to forfeiture of the related deposits. At June 30, 2019, we had cash deposits and letters of credit totaling $23.3 million and $4.5 million, respectively, at risk associated with the option to purchase 6,454 lots.

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

At June 30, 2019, we had interest rate lock commitments with an aggregate principal balance of $148.3 million. Additionally, we had $11.4 million of mortgage loans held-for-sale at June 30, 2019 that had not yet been committed to a mortgage purchaser. In order to hedge the changes in fair value of our interest rate lock commitments and mortgage loans held-for-sale that had not yet been committed to a mortgage purchaser, we had forward sales of securities totaling $105.0 million at June 30, 2019.

For the three and six months ended June 30, 2019, we recorded net gains of $0.5 million and $1.4 million, respectively, on our derivatives, compared to net gains of $0.8 million and $2.3 million for the same periods in 2018.

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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of June 30, 2019.

We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At June 30, 2019 and December 31, 2018, there were $26.0 million and $27.8 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. We had $15.0 million outstanding under the Revolving Credit Facility as of June 30, 2019 and December 31, 2018. As of June 30, 2019, availability under the Revolving Credit Facility was approximately $959.0 million.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). Effective May 23, 2019, the Mortgage Repurchase Facility was amended to extend its termination date to May 21, 2020. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased on June 27, 2019 from $75 million to $100 million effective through July 25, 2019. The Mortgage Repurchase Facility also had a temporary increase in the maximum aggregate commitment from $75 million to $130 million on December 27, 2018 effective through January 25, 2019. At June 30, 2019 and December 31, 2018, HomeAmerican had $83.0 million and $116.8 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is based on a LIBOR rate or successor benchmark rate.

The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of June 30, 2019.

20.	Related Party Transactions

We contributed $0.5 million in cash to the MDC/Richmond American Homes Foundation (the “Foundation”) during the six months ended June 30, 2019. The Foundation is a non-profit organization operated exclusively for charitable, educational and other purposes beneficial to social welfare within the meaning of Section 501(c)(3) of the Internal Revenue Code. The following Directors and/or officers of the Company served as directors of the Foundation at June 30, 2019, all of whom serve without compensation:

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

Supplemental Condensed Combining Balance Sheet

	June 30, 2019
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and cash equivalents	$384,094	$5,967	$-	$-	$390,061
Restricted cash	-	12,911	-	-	12,911
Trade and other receivables	1,203	53,577	-	-	54,780
Inventories:
Housing completed or under construction	-	1,071,181	-	-	1,071,181
Land and land under development	-	1,156,009	-	-	1,156,009
Total inventories	-	2,227,190	-	-	2,227,190

Intercompany receivables	1,959,457	7,632	-	(1,967,089)	-
Investment in subsidiaries	331,164	-	-	(331,164)	-
Property and equipment, net	23,830	39,058	-	-	62,888
Operating lease right-of-use asset	25,333	6,267	-	-	31,600
Deferred tax asset, net	29,765	-	-	(324)	29,441
Prepaid and other assets	11,678	35,498	-	-	47,176
Total homebuilding assets	2,766,524	2,388,100	-	(2,298,577)	2,856,047

Financial Services:
Cash and cash equivalents	-	-	56,829	-	56,829
Marketable securities	-	-	48,105	-	48,105
Intercompany receivables	-	-	22,199	(22,199)	-
Mortgage loans held-for-sale, net	-	-	109,337	-	109,337
Other assets	-	-	15,455	324	15,779
Total financial services assets	-	-	251,925	(21,875)	230,050
Total Assets	$2,766,524	$2,388,100	$251,925	$(2,320,452)	$3,086,097

LIABILITIES AND EQUITY

Homebuilding:
Accounts payable	$5	$58,981	$-	$-	$58,986
Accrued liabilities	46,771	136,774	-	2,955	186,500
Operating lease liabilities	25,973	6,267	-	-	32,240
Advances and notes payable to parent and subsidiaries	28,941	1,950,653	-	(1,979,594)	-
Revolving credit facility	15,000	-	-	-	15,000
Senior notes, net	988,683	-	-	-	988,683
Total homebuilding liabilities	1,105,373	2,152,675	-	(1,976,639)	1,281,409

Financial Services:
Accounts payable and other liabilities	-	-	63,453	(2,955)	60,498
Advances and notes payable to parent and subsidiaries	-	-	9,694	(9,694)	-
Mortgage repurchase facility	-	-	83,039	-	83,039
Total financial services liabilities	-	-	156,186	(12,649)	143,537
Total Liabilities	1,105,373	2,152,675	156,186	(1,989,288)	1,424,946

Equity:
Total Stockholders' Equity	1,661,151	235,425	95,739	(331,164)	1,661,151
Total Liabilities and Stockholders' Equity	$2,766,524	$2,388,100	$251,925	$(2,320,452)	$3,086,097

Supplemental Condensed Combining Balance Sheet

	December 31, 2018
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	Dollars in thousands
ASSETS
Homebuilding:
Cash and cash equivalents	$410,127	$4,597	$-	$-	$414,724
Restricted cash	-	6,363	-	-	6,363
Trade and other receivables	758	52,224	-	-	52,982
Inventories:
Housing completed or under construction	-	952,436	-	-	952,436
Land and land under development	-	1,180,558	-	-	1,180,558
Total inventories	-	2,132,994	-	-	2,132,994

Intercompany receivables	1,735,342	7,369	-	(1,742,711)	-
Investment in subsidiaries	455,848	-	-	(455,848)	-
Property and equipment, net	23,896	34,271	-	-	58,167
Deferred tax assets, net	36,168	-	-	1,010	37,178
Metropolitan district bond securities (related party)	-	-	-	-	-
Other assets	12,234	33,560	-	-	45,794
Total Homebuilding Assets	2,674,373	2,271,378	-	(2,197,549)	2,748,202

Financial Services:
Cash and cash equivalents	-	-	49,052	-	49,052
Marketable securities	-	-	40,879	-	40,879
Intercompany receivables	-	-	22,346	(22,346)	-
Mortgage loans held-for-sale, net	-	-	149,211	-	149,211
Other assets	-	-	14,743	(1,010)	13,733
Total Financial Services Assets	-	-	276,231	(23,356)	252,875
Total Assets	$2,674,373	$2,271,378	$276,231	$(2,220,905)	$3,001,077

LIABILITIES AND EQUITY

Homebuilding:
Accounts payable	$-	$50,505	$-	$-	$50,505
Accrued liabilities	65,691	125,387	-	5,169	196,247
Advances and notes payable to parent and subsidiaries	29,715	1,727,248	295	(1,757,258)	-
Revolving credit facility	15,000	-	-	-	15,000
Senior notes, net	987,967	-	-	-	987,967
Total Homebuilding Liabilities	1,098,373	1,903,140	295	(1,752,089)	1,249,719

Financial Services:
Accounts payable and accrued liabilities	-	-	63,712	(5,169)	58,543
Advances and notes payable to parent and subsidiaries	-	-	7,799	(7,799)	-
Mortgage repurchase facility	-	-	116,815	-	116,815
Total Financial Services Liabilities	-	-	188,326	(12,968)	175,358
Total Liabilities	1,098,373	1,903,140	188,621	(1,765,057)	1,425,077

Equity:
Total Stockholders' Equity	1,576,000	368,238	87,610	(455,848)	1,576,000
Total Liabilities and Stockholders' Equity	$2,674,373	$2,271,378	$276,231	$(2,220,905)	$3,001,077

Supplemental Condensed Combining Statement of Operations

	Three Months Ended June 30, 2019
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$732,844	$-	$-	$732,844
Cost of sales	-	(590,172)	-	-	(590,172)
Inventory impairments	-	-	-	-	-
Gross margin	-	142,672	-	-	142,672
Selling, general, and administrative expenses	(14,128)	(68,459)	-	(125)	(82,712)
Equity income of subsidiaries	63,399	-	-	(63,399)	-
Interest and other income	2,719	366	-	(321)	2,764
Other expense	8	(1,118)	-	-	(1,110)
Homebuilding pretax income (loss)	51,998	73,461	-	(63,845)	61,614
Financial Services:
Financial services pretax income	-	-	12,271	446	12,717
Income before income taxes	51,998	73,461	12,271	(63,399)	74,331
(Provision) benefit for income taxes	2,595	(19,502)	(2,831)	-	(19,738)
Net income	$54,593	$53,959	$9,440	$(63,399)	$54,593
Other comprehensive income related to available-for-sale securities, net of tax	-	-	-	-	-
Comprehensive income	$54,593	$53,959	$9,440	$(63,399)	$54,593

	Three Months Ended June 30, 2018
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$749,608	$-	$-	$749,608
Cost of sales	-	(606,403)	-	-	(606,403)
Inventory impairments	-	(200)	-	-	(200)
Gross margin	-	143,005	-	-	143,005
Selling, general, and administrative expenses	(16,619)	(64,729)	-	(223)	(81,571)
Equity income of subsidiaries	75,341	-	-	(75,341)	-
Interest and other income	1,783	292	2	(303)	1,774
Other expense	8	(879)	-	-	(871)
Homebuilding pretax income (loss)	60,513	77,689	2	(75,867)	62,337
Financial Services:
Financial services pretax income	-	-	13,753	526	14,279
Income before income taxes	60,513	77,689	13,755	(75,341)	76,616
(Provision) benefit for income taxes	3,386	(12,867)	(3,236)	-	(12,717)
Net income	$63,899	$64,822	$10,519	$(75,341)	$63,899
Other comprehensive income related to available-for-sale securities, net of tax	-	-	-	-	-
Comprehensive income	$63,899	$64,822	$10,519	$(75,341)	$63,899

Supplemental Condensed Combining Statement of Operations

	Six Months Ended June 30, 2019
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$1,380,122	$-	$-	$1,380,122
Home and land cost of sales	-	(1,114,724)	-	-	(1,114,724)
Inventory impairments	-	(610)	-	-	(610)
Gross margin	-	264,788	-	-	264,788
Selling, general, and administrative expenses	(31,566)	(133,160)	-	(247)	(164,973)
Equity income of subsidiaries	115,564	-	-	(115,564)	-
Interest and other income	5,128	521	-	(494)	5,155
Other expense	15	(2,316)	-	-	(2,301)
Homebuilding pretax income (loss)	89,141	129,833	-	(116,305)	102,669
Financial Services:
Financial services pretax income	-	-	26,527	741	27,268
Income before income taxes	89,141	129,833	26,527	(115,564)	129,937
(Provision) benefit for income taxes	6,002	(34,766)	(6,030)	-	(34,794)
Net income	$95,143	$95,067	$20,497	$(115,564)	$95,143
Other comprehensive income related to available for sale securities, net of tax	-	-	-	-	-
Comprehensive income	$95,143	$95,067	$20,497	$(115,564)	$95,143

	Six Months Ended June 30, 2018
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$1,357,296	$-	$-	$1,357,296
Home and land cost of sales	-	(1,103,035)	-	-	(1,103,035)
Inventory impairments	-	(750)	-	-	(750)
Gross margin	-	253,511	-	-	253,511
Selling, general, and administrative expenses	(29,427)	(123,058)	-	(427)	(152,912)
Equity income of subsidiaries	122,510	-	-	(122,510)	-
Interest and other income	3,556	610	4	(537)	3,633
Other expense	15	(1,449)	-	-	(1,434)
Other-than-temporary impairment of marketable securities	-	-	-	-	-
Homebuilding pretax income (loss)	96,654	129,614	4	(123,474)	102,798
Financial Services:
Financial services pretax income	-	-	23,386	964	24,350
Income before income taxes	96,654	129,614	23,390	(122,510)	127,148
(Provision) benefit for income taxes	6,009	(24,959)	(5,535)	-	(24,485)
Net income	$102,663	$104,655	$17,855	$(122,510)	$102,663
Other comprehensive income related to available for sale securities, net of tax	-	-	-	-	-
Comprehensive income	$102,663	$104,655	$17,855	$(122,510)	$102,663

Supplemental Condensed Combining Statement of Cash Flows

	Six Months Ended June 30, 2019
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(22,861)	$26,173	$52,353	$-	$55,665
Net cash provided by (used in) investing activities	15,136	(13,363)	(120)	(15,572)	(13,919)
Financing activities:
Payments from (advances to) subsidiaries	-	(4,892)	(10,680)	15,572	-
Mortgage repurchase facility	-	-	(33,776)	-	(33,776)
Dividend payments	(35,636)	-	-	-	(35,636)
Proceeds from exercise of stock options	17,328	-	-	-	17,328
Net cash provided by (used in) financing activities	(18,308)	(4,892)	(44,456)	15,572	(52,084)

Net increase (decrease) in cash and cash equivalents	(26,033)	7,918	7,777	-	(10,338)
Cash and cash equivalents:
Beginning of period	410,127	10,960	49,052	-	470,139
End of period	$384,094	$18,878	$56,829	$-	$459,801

	Six Months Ended June 30, 2018
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(3,430)	$(96,911)	$44,153	$-	$(56,188)
Net cash provided by (used in) investing activities	(63,986)	(12,786)	(2,218)	113,740	34,750
Financing activities:
Payments from (advances to) subsidiaries	-	108,964	4,776	(113,740)	-
Mortgage repurchase facility	-	-	(31,521)	-	(31,521)
Dividend payments	(33,793)	-	-	-	(33,793)
Proceeds from the exercise of stock options	5,835	-	-	-	5,835
Net cash provided by (used in) financing activities	(27,958)	108,964	(26,745)	(113,740)	(59,479)

Net increase (decrease) in cash and cash equivalents	(95,374)	(733)	15,190	-	(80,917)
Cash and cash equivalents:
Beginning of period	468,718	13,051	32,471	-	514,240
End of period	$373,344	$12,318	$47,661	$-	$433,323

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$732,844	$749,608	$1,380,122	$1,357,296
Home cost of sales	(590,172)	(606,403)	(1,114,724)	(1,103,035)
Inventory impairments	-	(200)	(610)	(750)
Total cost of sales	(590,172)	(606,603)	(1,115,334)	(1,103,785)
Gross profit	142,672	143,005	264,788	253,511
Gross margin	19.5%	19.1%	19.2%	18.7%
Selling, general and administrative expenses	(82,712)	(81,571)	(164,973)	(152,912)
Interest and other income	2,764	1,774	5,155	3,633
Other expense	(1,110)	(871)	(2,301)	(1,434)
Homebuilding pretax income	61,614	62,337	102,669	102,798

Financial Services:
Revenues	18,597	21,372	36,001	40,407
Expenses	(9,574)	(9,611)	(18,531)	(18,442)
Interest and other income	1,367	1,240	2,631	2,260
Net gain on marketable equity securities	2,327	1,278	7,167	125
Financial services pretax income	12,717	14,279	27,268	24,350

Income before income taxes	74,331	76,616	129,937	127,148
Provision for income taxes	(19,738)	(12,717)	(34,794)	(24,485)
Net income	$54,593	$63,899	$95,143	$102,663

Earnings per share:
Basic	$0.88	$1.05	$1.55	$1.69
Diluted	$0.86	$1.03	$1.50	$1.66

Weighted average common shares outstanding:
Basic	61,336,404	60,590,899	61,138,982	60,466,527
Diluted	63,323,267	61,604,286	63,023,149	61,525,442

Dividends declared per share	$0.30	$0.28	$0.60	$0.56

Cash provided by (used in):
Operating Activities	$1,317	$5,298	$55,665	$(56,188)
Investing Activities	$(7,485)	$41,127	$(13,919)	$34,750
Financing Activities	$(10,097)	$(20,682)	$(52,084)	$(59,479)

Overview

Three Months Ended June 30, 2019

For the three months ended June 30, 2019, our net income was $54.6 million, or $0.86 per diluted share, a 15% decrease compared to net income of $63.9 million, or $1.03 per diluted share, for the same period in the prior year. The decrease was primarily the result of a higher effective tax rate due to federal energy tax credits, which reduced our 2018 second quarter income tax expense by $6.8 million. It is currently uncertain as to the extent, if any, that energy tax credits will impact our 2019 results, and therefore no benefit has been recorded for 2019. Financial services pretax income decreased $1.6 million, due to $1.4 million of gains recognized in the same period in the prior year on the sale of conventional mortgage servicing rights, as well as a year-over-year decrease in the servicing income related to those loans. These decreases in financial services pretax income were partially offset by $2.3 million of net gains on equity securities in the second quarter of 2019 as compared to $1.3 million for the same period in the prior year. Pretax income from homebuilding operations decreased by $0.7 million year-over-year, as a slight decrease in homebuilding gross profit and a slight increase in selling, general and administrative costs were mostly offset by an increase in interest and other income.

Home sale revenues were down from $749.6 million in the 2018 second quarter to $732.8 million in the 2019 second quarter. The $16.8 million year-over-year decrease was the result of a 2% decrease in the average price of homes delivered during the quarter.

The dollar value of our net new home orders increased 25% from the prior year period, driven by a 32% increase in the number of net new orders. The increase in net new orders was the result of a 19% increase in average active subdivisions coupled with a 12% increase in our monthly sales absorption pace. Our second quarter monthly sales absorption pace of 4.1 was our highest second quarter absorption pace since 2005. The increase in the number of net new orders was offset by a 6% decrease in the average selling price, consistent with our ongoing focus on offering more affordable home plans. The decrease in the average selling price was also caused by a shift in the mix of home orders to more affordable markets.

Six Months Ended June 30, 2019

For the six months ended June 30, 2019, our net income was $95.1 million, or $1.50 per diluted share, a 7% decrease compared to net income of $102.7 million, or $1.66 per diluted share, for the same period in the prior year. Similar to the 2018 second quarter commentary above, this decrease was caused by a higher effective tax rate due to federal energy tax credits, which reduced our income tax expense for the six months ended June 30, 2018 by $8.0 million, and by the sale of mortgage servicing rights in the same period in the prior year. These decreases were partially offset by $7.2 million of net gains on equity securities for the six months ended June 30, 2019 as compared to $0.1 million for the same period in the prior year. Our pretax income from homebuilding operations decreased by $0.1 million year-over-year, as an $11.3 million increase in homebuilding gross profit was offset by higher selling, general and administrative costs.

Industry Conditions and Outlook for MDC*

The homebuilding market strengthened during the second quarter of 2019, driven by continued demand for more affordable product offerings and lower interest rates, while concerns surrounding tariffs did not appear to have significant impact on industry conditions. Based on recent commentary from the Federal Reserve and other government institutions, it appears likely that the industry will continue to benefit from the tailwind of lower interest rates during the second half of 2019, while the ultimate impact of tariffs remains uncertain.

The positive momentum we generated during the first half of 2019 from the year-over-year improvement in community count and the re-acceleration of absorption rate growth in the second quarter of 2019 helped drive our largest year-over-year increase in net new orders since 2012. The demand for our more affordable product lines remained strong during the second quarter of 2019, accounting for 63% of our net new orders in the quarter compared to 52% in the prior year period. With our wide selection of more affordable products and distinct build-to-order strategy across all price points, we are well positioned to continue capturing demand in the second half of 2019.

Our dollar value of homes in backlog to end the 2019 second quarter was down 1% year-over-year to $1.93 billion. This decrease is primarily the result of our continued focus on more affordable home plans and a shift in the mix of home sales to our more affordable markets, which reduced the average price of homes in our backlog by 8%. However, this reduction in average price was almost completely offset by a 7% increase in the number of homes in backlog to 4,293, which was the highest level of quarter-end units in backlog since 2006.

Our liquidity to end the 2019 second quarter was up 29% year-over-year to $1.47 billion, providing us with significant resources to fund continued growth. This increase was in large part due to the $300 million increase in our homebuilding line of credit to $1.0 billion during the fourth quarter of 2018.

* See "Forward-Looking Statements" below.

Homebuilding

Pretax Income:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(Dollars in thousands)
West	$35,350	$37,708	$(2,358)	(6%)	$68,550	$62,081	$6,469	10%
Mountain	35,972	35,854	118	0%	57,686	60,039	(2,353)	(4%)
East	2,152	4,141	(1,989)	(48%)	3,625	7,516	(3,891)	(52%)
Corporate	(11,860)	(15,366)	3,506	23%	(27,192)	(26,838)	(354)	1%
Total Homebuilding pretax income	$61,614	$62,337	$(723)	(1%)	$102,669	$102,798	$(129)	(0%)

For the three months ended June 30, 2019, we recorded homebuilding pretax income of $61.6 million, a decrease of $0.7 million from $62.3 million for the same period in the prior year. The decrease was due to a 2% decrease in home sale revenues and a 40 basis point increase in our selling, general and administrative expenses as a percentage of revenue. These decreases in pretax income were mostly offset by a 40 basis point improvement in our gross margin from home sales.

Our West segment experienced a $2.4 million year-over-year decrease in pretax income, primarily due to a 2% decrease in home sale revenues. Our East segment experienced a $2.0 million decrease in pretax income from the prior year, due to a 32% decrease in home sale revenues, which was partially offset by an improved gross margin from home sales. Our Corporate segment experienced a $3.5 million year-over-year increase in pretax income largely due to a $1.6 million year-over-year decrease in bonus expense and $0.7 million decrease in stock-based compensation expense.

For the six months ended June 30, 2019, we recorded homebuilding pretax income of $102.7 million, a decrease of $0.1 million from $102.8 million for the same period in the prior year. The decrease was due to a 70 basis point increase in our selling, general and administrative expenses as a percentage of revenue. This decrease was mostly offset by a 50 basis point improvement in our gross margin from home sales and a 2% increase in home sale revenues.

Our West segment experienced a $6.5 million year-over-year improvement in pretax income, primarily due to a 6% increase in home sale revenues. Our Mountain segment experienced a $2.4 million decrease in pretax income from the prior year period, primarily due to increased selling, general and administrative expenses driven by an increased average active community count. Our East segment experienced a $3.9 million decrease in pretax income from the prior year, due to a 23% decrease in home sale revenues.

Assets:

	June 30,	December 31,	Change
	2019	2018	Amount	%
	(Dollars in thousands)
West	$1,368,888	$1,301,374	$67,514	5%
Mountain	816,993	793,150	23,843	3%
East	188,322	169,485	18,837	11%
Corporate	481,844	484,193	(2,349)	(0%)
Total homebuilding assets	$2,856,047	$2,748,202	$107,845	4%

Total homebuilding assets increased 4% from December 31, 2018 to June 30, 2019. Homebuilding assets increased in each of our operating segments due to a greater number of homes completed or under construction as of period-end. Increased land acquisition and development activity drove additional increases in land and land under development balances in our East segment, while decreased land acquisition activity in our West segment partially offset increases in the number of homes completed or under construction noted above.

New Home Deliveries & Home Sale Revenues:

Changes in home sale revenues are impacted by changes in the number of new homes delivered and the average selling price of those delivered homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	Three Months Ended June 30,
	2019			2018			% Change
	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price
	(Dollars in thousands)
West	785	$384,530	$489.8	769	$391,806	$509.5	2%	(2%)	(4%)
Mountain	534	287,476	538.3	522	268,541	514.4	2%	7%	5%
East	195	60,838	312.0	221	89,261	403.9	(12%)	(32%)	(23%)
Total	1,514	$732,844	$484.0	1,512	$749,608	$495.8	0%	(2%)	(2%)

	Six Months Ended June 30,
	2019			2018			% Change
	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price
	(Dollars in thousands)
West	1,537	$754,088	$490.6	1,450	$711,315	$490.6	6%	6%	0%
Mountain	943	496,668	526.7	938	477,173	508.7	1%	4%	4%
East	392	129,366	330.0	398	168,808	424.1	(2%)	(23%)	(22%)
Total	2,872	$1,380,122	$480.5	2,786	$1,357,296	$487.2	3%	2%	(1%)

West Segment Commentary

For the three months ended June 30, 2019, our West segment experienced a 2% year-over-year increase in the number of new homes delivered despite a 4% decrease in the number of homes in backlog to start the period. This increase was due to an improved backlog conversion rate that was driven by a higher percentage of homes both sold and delivered in the second quarter of 2019 as compared to 2018. The 4% decrease in the average selling price of homes delivered is the result of a shift in mix within California away from higher priced communities in Southern California to more affordable communities in Northern California. In addition, a greater percentage of closings during the current period occurred in Arizona, where our most affordable Western markets are located.

For the six months ended June 30, 2019, our West segment experienced a 6% year-over-year increase in the number of new homes delivered as a result of a 5% increase in the number of homes in backlog to start the period. The average selling price of homes delivered remained consistent as price increases implemented across most markets during the 2018 spring selling season were offset by a shift in mix within California away from higher priced communities in Southern California to more affordable communities in Northern California. In addition, a greater percentage of closings during the current period occurred in Arizona, where our most affordable Western markets are located.

Mountain Segment Commentary

For both the three and six months ended June 30, 2019, new home deliveries were up despite the number of homes in backlog to start the periods being down 10% and 17%, respectively. The increase in deliveries was due to an improved backlog conversion rate that was driven by (1) shorter average cycle times and (2) a higher percentage of homes both sold and delivered in the current year periods as compared to the prior year. Cycle time improvements were primarily driven by our Colorado markets as a result of (1) an increase in the percentage of SeasonsTM deliveries, which have some of the shortest cycle times of all of our product offerings and (2) improved cycle times across all of our product offerings in these markets. The increase in the average selling price of homes delivered was driven by our Colorado markets due to (1) price increases implemented in the first half of 2018 and (2) a shift in the mix of homes closed to some of our higher priced submarkets. These increases were partially offset by the increase in the percentage of SeasonsTM deliveries mentioned above, which have some of the lowest average selling prices of all of our product offerings.

East Segment Commentary

For both the three and six months ended June 30, 2019, the decrease in the average selling price of homes delivered in our East segment was due to a change in mix resulting from (1) a higher percentage of our deliveries coming from our Florida markets, which have a lower average selling price than our mid-Atlantic market and (2) a higher percentage of deliveries in this segment coming from communities that offer more affordable home plans.

For the three months ended June 30, 2019, the 12% decrease in new home deliveries was driven by an 8% decrease in homes in backlog to begin the period along with a decrease in the backlog conversion rate. The decreased backlog conversion rate was the result of a lower percentage of homes in backlog to start the 2019 second quarter that were under construction at that time, which was largely offset by shorter cycle times resulting from a higher percentage of deliveries from our more affordable product offerings.

For the six months ended June 30, 2019, the 2% decrease in new home deliveries was driven by a 19% decrease in homes in backlog to begin the period, which was largely offset by an increased backlog conversion rate. The increased backlog conversion rate was the result of (1) a decrease in cancellation rates in the first quarter of 2019 and (2) shorter cycle times resulting from a higher percentage of deliveries from our more affordable product offerings.

Gross Margin from Home Sales:

Our gross margin from home sales for the three months ended June 30, 2019, increased 40 basis points year-over-year from 19.1% to 19.5%. During the three months ended June 30, 2019 we recorded a $1.4 million adjustment to decrease our warranty accrual. This adjustment positively impacted gross margin by 20 basis points. Our gross margin from home sales in the 2019 second quarter was also positively impacted by a 20 basis point improvement in our capitalized interest in cost of sales as a percentage of home sale revenues.

Our gross margin from home sales for the six months ended June 30, 2019, increased 50 basis points year-over-year from 18.7% to 19.2%. During the six months ended June 30, 2019 we recorded a $0.5 million adjustment to decrease our warranty accrual, while the same period in 2018 included a $3.1 million adjustment to increase our warranty accrual (a 20 basis point negative impact to gross margin). Our gross margin from home sales for the six months ended June 30, 2019 was also positively impacted by a 20 basis point improvement in our capitalized interest in cost of sales as a percentage of home sale revenues.

Inventory Impairments:

Impairments of homebuilding inventory by segment for the three and six months ended June 30, 2019 and 2018 are shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
West	$-	$-	$-	$375
Mountain	-	-	400	175
East	-	200	210	200
Total inventory impairments	$-	$200	$610	$750

The table below provides quantitative data, for the periods presented, used in determining the fair value of the impaired inventory.

	Impairment Data				Quantitative Data
Three Months Ended	Total Subdivisions Tested	Inventory Impairments	Fair Value of Inventory After Impairments	Number of Subdivisions Impaired	Discount Rate
	(Dollars in thousands)
March 31, 2019	16	$610	$10,476	2	N/A
June 30, 2019	12	$-	N/A	0	N/A

March 31, 2018	24	$550	$5,223	2	12%
June 30, 2018	17	$200	$767	1	12%

Selling, General and Administrative Expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	(Dollars in thousands)
General and administrative expenses	$39,326	$40,372	$(1,046)	$81,898	$76,125	$5,773
General and administrative expenses as a percentage of home sale revenues	5.4%	5.4%	0 bps	5.9%	5.6%	30 bps

Marketing expenses	$19,513	$17,215	$2,298	$37,809	$32,786	$5,023
Marketing expenses as a percentage of home sale revenues	2.7%	2.3%	40 bps	2.7%	2.4%	30 bps

Commissions expenses	$23,873	$23,984	$(111)	$45,266	$44,001	$1,265
Commissions expenses as a percentage of home sale revenues	3.3%	3.2%	10 bps	3.3%	3.2%	10 bps

Total selling, general and administrative expenses	$82,712	$81,571	$1,141	$164,973	$152,912	$12,061
Total selling, general and administrative expenses as a percentage of home sale revenues	11.3%	10.9%	40 bps	12.0%	11.3%	70 bps

For the three months ended June 30, 2019, the decrease in our general and administrative expenses was due to decreased compensation-related expenses driven by a $1.8 million year-over-year decrease in bonus expense and $0.7 million decrease in stock-based compensation. These decreases were partially offset by an increase in salaries and benefits. Marketing expenses increased due to increased product advertising resulting from a 14% increase in active subdivisions as well as increased compensation-related expenses driven by higher average headcount.

For the six months ended June 30, 2019, the increase in our general and administrative expenses was due to increased compensation-related expenses driven by higher average headcount and additional stock-based compensation expense of $2.3 million. The increase in marketing expenses was driven by increased sales office and model home expenses and product advertising, resulting from the increase in active subdivisions noted above, as well as increased compensation expenses driven by higher average headcount.

Other Homebuilding Operating Data

Net New Orders and Active Subdivisions:

Changes in the dollar value of net new orders are impacted by changes in the number of net new orders and the average selling price of those homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	Three Months Ended June 30,
	2019				2018				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate
	(Dollars in thousands)
West	1,246	$550,742	$442.0	4.46	1,020	$458,082	$449.1	4.55	22%	20%	(2%)	(2%)
Mountain	690	318,275	461.3	3.56	508	250,454	493.0	2.97	36%	27%	(6%)	20%
East	337	98,843	293.3	4.36	193	67,627	350.4	2.65	75%	46%	(16%)	65%
Total	2,273	$967,860	$425.8	4.13	1,721	$776,163	$451.0	3.68	32%	25%	(6%)	12%

	Six Months Ended June 30,
	2019				2018				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate
	(Dollars in thousands)
West	2,211	$1,003,236	$453.7	4.15	2,053	$937,759	$456.8	4.66	8%	7%	(1%)	(11%)
Mountain	1,409	669,523	475.2	3.53	1,175	590,045	502.2	3.45	20%	13%	(5%)	2%
East	609	182,141	299.1	4.33	397	147,943	372.7	2.82	53%	23%	(20%)	54%
Total	4,229	$1,854,900	$438.6	3.94	3,625	$1,675,747	$462.3	3.93	17%	11%	(5%)	0%

*Calculated as total net new orders in period ÷ average active communities during period ÷ number of months in period

				Average Active Subdivisions			Average Active Subdivisions
	Active Subdivisions			Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%	June 30,		%
	2019	2018	Change	2019	2018	Change	2019	2018	Change
West	97	78	24%	94	75	25%	89	73	22%
Mountain	65	61	7%	65	57	14%	66	57	16%
East	25	25	0%	26	24	8%	23	24	(4%)
Total	187	164	14%	185	156	19%	178	154	16%

West Segment Commentary

For both the three and six months ended June 30, 2019, the increase in net new orders were primarily driven by increases in average active subdivisions in all of our markets in this segment, with Nevada and Washington experiencing the largest increases. Oregon, our newest market, finished the quarter with three active communities compared with none a year ago. For the six months ended June 30, 2019, this increase was partially offset by an 11% decrease in the monthly sales absorption rate. While several markets experienced a decline in their sales pace year-over-year, California was the main driver of the decline as a result of: (1) a smaller relative proportion of affordable product offerings currently available in this market and (2) an increased cancellation rate (see further discussion below). The decrease in average selling price is due to a shift in the mix of home orders to our more affordable markets, most notably from our California to our Arizona markets.

Mountain Segment Commentary

For the three and six months ended June 30, 2019, net new orders increased 36% and 20%, respectively, driven by increases in our average active subdivisions and monthly sales absorption rates. The increase in average active community count was a result of growth in each of our markets, most notably Utah where average active community count has nearly doubled year-over-year. The increase in our monthly sales absorption pace was driven by our Colorado markets as a result of the demand for our expanded offering of more affordable home plans. The decrease in average selling price is due to a shift in mix to lower priced communities, consistent with our focus on offering more affordable home plans.

East Segment Commentary

For both the three and six months ended June 30, 2019, the increase in net new orders were primarily driven by increases in monthly sales absorption rates. For the three months ended June 30, 2019, this increase was further impacted by an 8% increase in average active community count as we experienced growth in both our Florida and mid-Atlantic markets. The improved sales pace was primarily due to an increased offering of more affordable products in our Florida markets, which have realized a higher selling pace. The sales pace in our Florida markets also benefited from a decreased cancellation rate (see further discussion below). The decrease in the average selling price of net new orders is due to mix as a result of: (1) a higher percentage of our net new orders coming from an expanded offering of more affordable home plans, due to an increasing level of demand for these plans, and (2) a higher percentage of our net new orders coming from our Florida markets, which have a lower average selling price than our mid-Atlantic operations.

Cancellation Rate:

	Cancellations as a Percentage of Homes in Beginning Backlog
	2019		2018
	Three Months Ended
	Mar 31	Jun 30	Mar 31	Jun 30
West	14%	13%	14%	10%
Mountain	14%	13%	11%	12%
East	11%	18%	23%	17%
Total	14%	14%	14%	12%

Our cancellations as a percentage of homes in beginning backlog to start the quarter (“cancellation rate”) increased year-over-year in each of our markets, with the exception of Arizona (West segment) and Florida (East segment). Our Florida markets benefited from the implementation of additional underwriting procedures prior to the acceptance of new home contracts. Our Southern California (West segment) markets experienced the largest percentage increase year-over-year, largely due to homebuyer uncertainty as a result of affordability concerns.

Backlog:

	June 30,
	2019			2018			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
West	2,197	$1,016,327	$462.6	2,054	$1,011,780	$492.6	7%	0%	(6%)
Mountain	1,509	739,921	490.3	1,490	766,539	514.5	1%	(3%)	(5%)
East	587	173,436	295.5	454	170,364	375.3	29%	2%	(21%)
Total	4,293	$1,929,684	$449.5	3,998	$1,948,683	$487.4	7%	(1%)	(8%)

At June 30, 2019, we had 4,293 homes in backlog with a total value of $1.93 billion. This represented a 7% increase in the number of homes in backlog and a 1% decrease in dollar value of homes in backlog from June 30, 2018. The increase in the number of homes in backlog is primarily a result of the year-over-year increase in net new orders in the second quarter of 2019, offset slightly by an increase in backlog conversion rates due to improved cycle times. The decrease in the average selling price of homes in backlog is due to a shift in mix to lower priced communities, consistent with our focus on offering more affordable home plans, as well as a shift in geographical mix with an increased proportion of net new orders coming from our Arizona (West segment) and Florida (East segment) markets, which have the lowest average selling prices in our Company.

Homes Completed or Under Construction (WIP lots):

	June 30,		%
	2019	2018	Change
Unsold:
Completed	96	86	12%
Under construction	236	268	(12%)
Total unsold started homes	332	354	(6%)
Sold homes under construction or completed	3,023	2,980	1%
Model homes under construction or completed	457	373	23%
Total homes completed or under construction	3,812	3,707	3%

Our model homes under construction or completed were up 23% despite our active community count being up only 14% year-over-year. This is primarily the result of models being constructed to open new communities in the near future as we plan for growth in our active community count.

Lots Owned and Optioned (including homes completed or under construction):

	June 30, 2019			June 30, 2018
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total	Total % Change
West	8,611	2,446	11,057	7,906	2,916	10,822	2%
Mountain	6,457	2,741	9,198	5,329	4,041	9,370	(2%)
East	2,085	1,267	3,352	1,509	1,925	3,434	(2%)
Total	17,153	6,454	23,607	14,744	8,882	23,626	(0%)

Our total owned and optioned lots at June 30, 2019 were 23,607, which is consistent with levels from June 30, 2018. We believe that our total lot supply, coupled with our planned acquisition activity, can support growth in future periods. See "Forward-Looking Statements" below.

Financial Services

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(Dollars in thousands)
Financial services revenues
Mortgage operations	$11,689	$14,547	$(2,858)	(20%)	$21,863	$27,243	$(5,380)	(20%)
Other	6,908	6,825	83	1%	14,138	13,164	974	7%
Total financial services revenues	$18,597	$21,372	$(2,775)	(13%)	$36,001	$40,407	$(4,406)	(11%)

Financial services pretax income
Mortgage operations	$6,239	$9,040	$(2,801)	(31%)	$11,232	$16,560	$(5,328)	(32%)
Other	6,478	5,239	1,239	24%	16,036	7,790	8,246	106%
Total financial services pretax income	$12,717	$14,279	$(1,562)	(11%)	$27,268	$24,350	$2,918	12%

For the three months ended June 30, 2019, our financial services pretax income decreased $1.6 million, or 11%, from the same period in the prior year. This was primarily due to our mortgage operations segment, which saw a decrease in both revenues and pretax income due to a $1.4 million gain recognized on the sale of conventional mortgage servicing rights during the three months ended June 30, 2018, as well as year-over-year decreases in mortgage servicing income, due to the aforementioned sale, and the volume of loans originated. These decreases in pretax income were partially offset by an increase in our other financial services segment driven by $2.3 million of net gains on equity securities as compared to $1.3 million of net gains on equity securities for the same period in the prior year.

For the six months ended June 30, 2019, our financial services pretax income increased $2.9 million, or 12% from the same period in the prior year. The increase was primarily due to our other financial services segment driven by $7.2 million of net gains on equity securities as compared to $0.1 million of net gains on equity securities for the same period in the prior year. This was partially offset by a decrease in our mortgage operations segment, which was due in part to an increase in special financing offers year-over-year, especially in the first quarter of 2019. Commentary on the other drivers of the decrease in our mortgage operations segment is consistent with the 2019 second quarter discussion above.

The following table sets forth information for our mortgage operations segment relating to mortgage loans originated and capture rate.

	Three Months Ended		% or	Six Months Ended		% or
	June 30,		Percentage	June 30,		Percentage
	2019	2018	Change	2019	2018	Change
	(Dollars in thousands)
Total Originations (including transfer loans):
Loans	931	922	1%	1,714	1,729	(1%)
Principal	$351,148	$340,805	3%	$636,674	$638,875	(0%)
Capture Rate Data:
Capture rate as % of all homes delivered	61%	61%	0%	60%	62%	(2%)
Capture rate as % of all homes delivered (excludes cash sales)	66%	66%	0%	64%	67%	(3%)
Mortgage Loan Origination Product Mix:
FHA loans	15%	16%	(1%)	16%	15%	1%
Other government loans (VA & USDA)	19%	18%	1%	19%	18%	1%
Total government loans	34%	34%	0%	35%	33%	2%
Conventional loans	66%	66%	0%	65%	67%	(2%)
	100%	100%	0%	100%	100%	0%
Loan Type:
Fixed rate	97%	97%	0%	97%	97%	0%
ARM	3%	3%	0%	3%	3%	0%
Credit Quality:
Average FICO Score	742	741	0%	740	742	(0%)
Other Data:	`	`
Average Combined LTV ratio	82%	82%	0%	81%	82%	(1%)
Full documentation loans	100%	100%	0%	100%	100%	0%
Loans Sold to Third Parties:
Loans	929	932	(0%)	1,818	1,805	1%
Principal	$350,010	$346,501	1%	$670,424	$667,254	0%

Income Taxes

Our overall effective income tax rates were 26.6% and 26.8% for the three and six months ended June 30, 2019, respectively, and 16.6% and 19.3% for the three and six months ended June 30, 2018, respectively. The rates for the three and six months ended June 30, 2019 resulted in income tax expense of $19.7 million and $34.8 million, respectively, compared to income tax expense of $12.7 million and $24.5 million for the three and six months ended June 30, 2018, respectively. The year-over-year increases in our effective tax rate for the three and six months ended June 30, 2019 were due to benefits from energy tax credits of $6.8 million and $8.0 million, respectively, which reduced our respective 2018 tax rates. It is currently uncertain as to the extent, if any, that energy tax credits will impact our 2019 results, and therefore no benefit has been recorded for 2019.

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

LIQUIDITY AND CAPITAL RESOURCES

We use our liquidity and capital resources to: (1) support our operations, including the purchase of land, land development and construction of homes; (2) provide working capital; and (3) provide mortgage loans for our homebuyers. Our liquidity includes our cash and cash equivalents, marketable securities, Revolving Credit Facility and Mortgage Repurchase Facility (both defined below). Additionally, we have an existing effective shelf registration statement that allows us to issue equity, debt or hybrid securities up to $2.0 billion.

We have marketable equity securities that consist primarily of holdings in common stock and exchange traded funds.

Capital Resources

Our capital structure is primarily a combination of: (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our 5½% senior notes due 2024 and our 6% senior notes due 2043; (3) short-term financing, represented by our 5⅝% senior notes due 2020; (4) our Revolving Credit Facility (defined below); and (5) our Mortgage Repurchase Facility (defined below). Because of our current balance of cash, cash equivalents, marketable securities, ability to access the capital markets, and available capacity under both our Revolving Credit Facility and Mortgage Repurchase Facility, we believe that our capital resources are adequate to satisfy our short and long-term capital requirements, including meeting future payments on our senior notes as they become due. See "Forward-Looking Statements" below.

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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of June 30, 2019.

We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At June 30, 2019 and December 31, 2018, there were $26.0 million and $27.8 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. We had $15.0 million outstanding under the Revolving Credit Facility as of June 30, 2019 and December 31, 2018. As of June 30, 2019, availability under the Revolving Credit Facility was approximately $959.0 million.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). Effective May 23, 2019, the Mortgage Repurchase Facility was amended to extend its termination date to May 21, 2020. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased on June 27, 2019 from $75 million to $100 million effective through July 25, 2019. The Mortgage Repurchase Facility also had a temporary increase in the maximum aggregate commitment from $75 million to $130 million on December 27, 2018 effective through January 25, 2019. At June 30, 2019 and December 31, 2018, HomeAmerican had $83.0 million and $116.8 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is based on a LIBOR rate or successor benchmark rate.

The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of June 30, 2019.

Dividends

During the three months ended June 30, 2019 and 2018, we paid dividends of $0.30 per share and $0.28 per share, respectively.

MDC Common Stock Repurchase Program

At June 30, 2019, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the three months ended June 30, 2019.

Consolidated Cash Flow

During the six months ended June 30, 2019, we generated $55.7 million of cash from operating activities, primarily due to: 1) net income of $95.1 million, 2) a net decrease in mortgage loans held-for-sale of $39.9 million, 3) a net decrease in land and land under development of $24.4 million, 4) non-cash add-backs to net income related to depreciation and stock-based compensation totaling $18.3 million and 5) a decrease in our net deferred tax assets of $7.8 million. These amounts were partially offset by: 1) a net increase in housing completed or under construction of $118.5 million, 2) net gains on marketable equity securities of $7.2 million and 3) a net increase in prepaid and other assets of $4.2 million.

During the six months ended June 30, 2019, we used $13.9 million of cash for investing activities, due to the purchase of $13.9 million in property and equipment.

During the six months ended June 30, 2019, we used $52.1 million of cash for financing activities, primarily related to dividend payments totaling $35.6 million and net payments on our mortgage repurchase facility of $33.8 million. These amounts were slightly offset by proceeds of $17.3 million from the exercise of stock options.

Off-Balance Sheet Arrangements

Lot Option Purchase Contracts. In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At June 30, 2019, we had deposits of $26.2 million in the form of cash and $5.5 million in the form of letters of credit that secured option contracts to purchase 6,454 lots for a total estimated purchase price of $512.8 million.

Surety Bonds and Letters of Credit. At June 30, 2019, we had outstanding surety bonds and letters of credit totaling $244.8 million and $89.6 million, respectively, including $63.6 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $123.3 million and $43.0 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

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

As of June 30, 2019, our cash and cash equivalents included U.S. government securities, commercial bank deposits, money market funds and time deposits, with maturities of three months or less. As of June 30, 2019, our marketable securities included holdings in common stock and exchange traded funds.

We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments and debt. Derivative instruments utilized in the normal course of business by HomeAmerican include interest rate lock commitments and forward sales of mortgage-backed securities, which are used to manage the price risk on fluctuations in interest rates on our mortgage loans in inventory and interest rate lock commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed at June 30, 2019 had an aggregate principal balance of $148.3 million, all of which were under interest rate lock commitments at an average interest rate of 3.95%. In addition, HomeAmerican had mortgage loans held-for-sale with an aggregate principal balance of $105.4 million at June 30, 2019, of which $11.4 million had not yet been committed to a mortgage purchaser and had an average interest rate of 4.22%. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale which had not yet been committed to a mortgage purchaser, HomeAmerican had forward sales of securities totaling $105.0 million and $65.5 million at June 30, 2019 and December 31, 2018, respectively.

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

(b)  Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company did not repurchase any shares during the three months ended June 30, 2019. Additionally, there were no sales of unregistered equity securities during the period.

Item 6.	Exhibits

10.1	Fourth Amendment to the M.D.C. Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 1, 2019). *

10.2	M.D.C. Holdings, Inc. 2011 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed May 1, 2019). *

10.3

Third Amendment to Amended and Restated Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of May 23, 2019 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 24, 2019). *

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

101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018; and (v) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

____________________

* Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2019	M.D.C. HOLDINGS, INC. (Registrant)

	By:	/s/ Robert N. Martin
Robert N. Martin
Senior Vice President, Chief Financial Officer and Principal Accounting Officer (principal financial officer and duly authorized officer)