Form 10-Q
period 2019-09-30
MDC HOLDINGS INC
filed 2019-10-30
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 28, 2019, 62,599,890 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

(i)

PART I

ITEM 1.     Unaudited Consolidated Financial Statements

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets.

	September 30,	December 31,
	2019	2018
	(Dollars in thousands, except
	per share amounts)
ASSETS
Homebuilding:
Cash and cash equivalents	$285,338	$414,724
Restricted cash	16,325	6,363
Trade and other receivables	58,528	52,982
Inventories:
Housing completed or under construction	1,204,641	952,436
Land and land under development	1,191,036	1,180,558
Total inventories	2,395,677	2,132,994
Property and equipment, net	63,673	58,167
Operating lease right-of-use asset	31,251	-
Deferred tax asset, net	27,712	37,178
Prepaid and other assets	46,395	45,794
Total homebuilding assets	2,924,899	2,748,202
Financial Services:
Cash and cash equivalents	46,790	49,052
Marketable securities	52,876	40,879
Mortgage loans held-for-sale, net	117,020	149,211
Other assets	16,994	13,733
Total financial services assets	233,680	252,875
Total Assets	$3,158,579	$3,001,077
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$79,043	$50,505
Accrued liabilities	189,296	196,247
Operating lease liability	31,887	-
Revolving credit facility	15,000	15,000
Senior notes, net	989,050	987,967
Total homebuilding liabilities	1,304,276	1,249,719
Financial Services:
Accounts payable and accrued liabilities	62,031	58,543
Mortgage repurchase facility	90,471	116,815
Total financial services liabilities	152,502	175,358
Total Liabilities	1,456,778	1,425,077
Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 62,597,390 and 56,615,352 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	626	566
Additional paid-in-capital	1,341,858	1,168,442
Retained earnings	359,317	406,992
Total Stockholders' Equity	1,701,801	1,576,000
Total Liabilities and Stockholders' Equity	$3,158,579	$3,001,077

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$750,274	$766,027	$2,130,396	$2,123,323
Home cost of sales	(609,316)	(619,248)	(1,724,040)	(1,722,283)
Inventory impairments	-	(11,098)	(610)	(11,848)
Total cost of sales	(609,316)	(630,346)	(1,724,650)	(1,734,131)
Gross profit	140,958	135,681	405,746	389,192
Selling, general and administrative expenses	(92,716)	(83,523)	(257,689)	(236,435)
Interest and other income	2,336	1,953	7,491	5,586
Other expense	(1,887)	(1,128)	(4,188)	(2,562)
Homebuilding pretax income	48,691	52,983	151,360	155,781

Financial Services:
Revenues	22,388	19,611	58,389	60,018
Expenses	(10,352)	(9,408)	(28,883)	(27,850)
Interest and other income	1,312	1,230	3,943	3,490
Net gain on marketable equity securities	767	3,004	7,934	3,129
Financial services pretax income	14,115	14,437	41,383	38,787

Income before income taxes	62,806	67,420	192,743	194,568
Provision for income taxes	(12,226)	(14,028)	(47,020)	(38,513)
Net income	$50,580	$53,392	$145,723	$156,055

Comprehensive income	$50,580	$53,392	$145,723	$156,055

Earnings per share:
Basic	$0.81	$0.87	$2.36	$2.56
Diluted	$0.79	$0.86	$2.29	$2.52

Weighted average common shares outstanding:
Basic	61,978,195	60,665,349	61,422,925	60,505,916
Diluted	63,968,215	61,804,792	63,360,535	61,592,092

Dividends declared per share	$0.30	$0.28	$0.90	$0.83

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except share amounts)

	Nine-Month Period Ended September 30, 2019
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Balance at December 31, 2018	56,615,352	$566	$1,168,442	$406,992	$-	$1,576,000
Cumulative effect of newly adopted accounting standards (Note 2)	-	-	-	(67)	-	(67)
Balance at January 1, 2019	56,615,352	566	1,168,442	406,925	-	1,575,933
Net Income	-	-	-	40,550	-	40,550
Shares issued under stock-based compensation programs, net	372,344	4	7,083	-	-	7,087
Cash dividends declared	-	-	-	(17,019)	-	(17,019)
Stock dividend declared	4,534,908	45	138,950	(139,091)	-	(96)
Stock-based compensation expense	-	-	4,251	-	-	4,251
Forfeiture of restricted stock	(1,714)	-	-	-	-	-
Balance at March 31, 2019	61,520,890	$615	$1,318,726	$291,365	$-	$1,610,706
Net Income	-	-	-	54,593	-	54,593
Shares issued under stock-based compensation programs, net	405,094	4	10,237	-	-	10,241
Cash dividends declared	-	-	-	(18,521)	-	(18,521)
Stock-based compensation expense	-	-	4,132	-	-	4,132
Forfeiture of restricted stock	(3,578)	-	-	-	-	-
Balance at June 30, 2019	61,922,406	$619	$1,333,095	$327,437	$-	$1,661,151
Net Income	-	-	-	50,580	-	50,580
Shares issued under stock-based compensation programs, net	674,984	7	(1,030)	-	-	(1,023)
Cash dividends declared	-	-	-	(18,700)	-	(18,700)
Stock-based compensation expense	-	-	9,793	-	-	9,793
Balance at September 30, 2019	62,597,390	$626	$1,341,858	$359,317	$-	$1,701,801

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except share amounts)

	Nine-Month Period Ended September 30, 2018
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Balance at December 31, 2017	56,123,228	$561	$1,144,570	$258,164	$3,992	$1,407,287
Cumulative effect of newly adopted accounting standards	-	-	-	5,766	(3,992)	1,774
Balance at January 1, 2018	56,123,228	561	1,144,570	263,930	-	1,409,061
Net Income	-	-	-	38,764	-	38,764
Shares issued under stock-based compensation programs, net	97,783	1	281	-	-	282
Cash dividends declared	-	-	-	(16,865)	-	(16,865)
Stock-based compensation expense	-	-	1,251	-	-	1,251
Forfeiture of restricted stock	(1,368)	-	-	-	-	-
Balance at March 31, 2018	56,219,643	$562	$1,146,102	$285,829	$-	$1,432,493
Net Income	-	-	-	63,899	-	63,899
Shares issued under stock-based compensation programs, net	216,850	2	5,551	-	-	5,553
Cash dividends declared	-	-	-	(16,928)	-	(16,928)
Stock-based compensation expense	-	-	4,824	-	-	4,824
Forfeiture of restricted stock	(504)	-	-	-	-	-
Balance at June 30, 2018	56,435,989	$564	$1,156,477	$332,800	$-	$1,489,841
Net Income	-	-	-	53,392	-	53,392
Shares issued under stock-based compensation programs, net	179,845	2	4,022	-	-	4,024
Cash dividends declared	-	-	-	(16,940)	-	(16,940)
Stock-based compensation expense	-	-	2,425	-	-	2,425
Forfeiture of restricted stock	(1,108)	-	-	-	-	-
Balance at September 30, 2018	56,614,726	$566	$1,162,924	$369,252	$-	$1,532,742

 The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2019	2018
	(Dollars in thousands)
Operating Activities:
Net income	$145,723	$156,055
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation expense	18,178	8,500
Depreciation and amortization	15,478	15,406
Inventory impairments	610	11,848
Net gain on marketable equity securities	(7,934)	(3,129)
Amortization of discount / premiums on marketable debt securities, net	-	(366)
Deferred income tax expense	9,488	4,092
Net changes in assets and liabilities:
Trade and other receivables	(4,682)	(7,049)
Mortgage loans held-for-sale, net	32,191	23,278
Housing completed or under construction	(251,749)	(131,657)
Land and land under development	(10,461)	(149,963)
Prepaid and other assets	(3,889)	(12,328)
Accounts payable and accrued liabilities	23,929	26,067
Net cash used in operating activities	(33,118)	(59,246)

Investing Activities:
Purchases of marketable securities	(10,340)	(17,183)
Maturities of marketable securities	-	50,000
Sales of marketable securities	6,277	13,310
Purchases of property and equipment	(20,128)	(19,899)
Net cash provided by (used in) investing activities	(24,191)	26,228

Financing Activities:
Payments on mortgage repurchase facility, net	(26,344)	(21,556)
Dividend payments	(54,337)	(50,733)
Issuance of shares under stock-based compensation programs, net	16,304	9,859
Net cash used in financing activities	(64,377)	(62,430)

Net decrease in cash, cash equivalents and restricted cash	(121,686)	(95,448)
Cash, cash equivalents and restricted cash:
Beginning of period	470,139	514,240
End of period	$348,453	$418,792

Reconciliation of cash, cash equivalents and restricted cash:
Homebuilding:
Cash and cash equivalents	$285,338	$360,947
Restricted cash	16,325	7,866
Financial Services:
Cash and cash equivalents	46,790	49,979
Total cash, cash equivalents and restricted cash	$348,453	$418,792

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

1.	Basis of Presentation

The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. ("MDC," “the Company," “we,” “us,” or “our,” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at September 30, 2019 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

The following table summarizes revenues for our homebuilding and financial services operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Homebuilding
West	$410,414	$409,001	$1,164,502	$1,120,316
Mountain	263,802	272,989	760,470	750,162
East	76,058	84,037	205,424	252,845
Total homebuilding revenues	$750,274	$766,027	$2,130,396	$2,123,323

Financial Services
Mortgage operations	$14,395	$11,919	$36,258	$39,162
Other	7,993	7,692	22,131	20,856
Total financial services revenues	$22,388	$19,611	$58,389	$60,018

The following table summarizes pretax income (loss) for our homebuilding and financial services operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Homebuilding
West	$34,898	$28,947	$103,448	$91,028
Mountain	31,391	34,697	89,077	94,736
East	2,136	3,771	5,761	11,287
Corporate	(19,734)	(14,432)	(46,926)	(41,270)
Total homebuilding pretax income	$48,691	$52,983	$151,360	$155,781

Financial Services
Mortgage operations	$8,468	$6,702	$19,700	$23,262
Other	5,647	7,735	21,683	15,525
Total financial services pretax income	$14,115	$14,437	$41,383	$38,787

Total pretax income	$62,806	$67,420	$192,743	$194,568

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

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)
Homebuilding assets
West	$1,481,549	$1,301,374
Mountain	873,656	793,150
East	190,677	169,485
Corporate	379,017	484,193
Total homebuilding assets	$2,924,899	$2,748,202

Financial services assets
Mortgage operations	$131,554	$159,677
Other	102,126	93,198
Total financial services assets	$233,680	$252,875

Total assets	$3,158,579	$3,001,077

4.	Earnings Per Share

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share amounts)
Numerator
Net income	$50,580	$53,392	$145,723	$156,055
Less: distributed earnings allocated to participating securities	(122)	(106)	(343)	(307)
Less: undistributed earnings allocated to participating securities	(202)	(222)	(554)	(613)
Net income attributable to common stockholders (numerator for basic earnings per share)	50,256	53,064	144,826	155,135
Add back: undistributed earnings allocated to participating securities	202	222	554	613
Less: undistributed earnings reallocated to participating securities	(195)	(218)	(540)	(602)
Numerator for diluted earnings per share under two class method	$50,263	$53,068	$144,840	$155,146

Denominator
Weighted-average common shares outstanding	61,978,195	60,665,349	61,422,925	60,505,916
Add: dilutive effect of stock options	1,990,020	1,139,443	1,570,194	1,086,176
Add: dilutive effect of performance share units	-	-	367,416	-
Denominator for diluted earnings per share under two class method	63,968,215	61,804,792	63,360,535	61,592,092

Basic Earnings Per Common Share	$0.81	$0.87	$2.36	$2.56
Diluted Earnings Per Common Share	$0.79	$0.86	$2.29	$2.52

Diluted EPS for the three and nine months ended September 30, 2019 excluded options to purchase approximately 0.4 and 0.4 million shares of common stock, respectively, because the effect of their inclusion would be anti-dilutive. For the same periods in 2018, diluted EPS excluded options to purchase approximately 0.6 and 0.6 million shares, respectively.

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

The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis:

		Fair Value
Financial Instrument	Hierarchy	September 30, 2019	December 31, 2018
		(Dollars in thousands)
Cash and cash equivalents
Debt securities (available-for-sale)	Level 1	$-	$34,866

Marketable securities
Equity securities	Level 1	$52,876	$40,879

Mortgage loans held-for-sale, net	Level 2	$117,020	$149,211

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of September 30, 2019 and December 31, 2018.

Cash and cash equivalents (excluding debt securities with an original maturity of three months or less), restricted cash, trade and other receivables, prepaid and other assets, accounts payable, accrued liabilities and borrowings on our revolving credit facility. Fair value approximates carrying value.

Equity securities. Our equity securities consist of holdings in common stock and exchange traded funds. As of September 30, 2019 and December 31, 2018, all of our equity securities were recorded at fair value with all changes in fair value recorded to net gain (loss) on marketable equity securities in the financial services section of our consolidated statements of operations and comprehensive income.

Debt securities. Our debt securities consist of U.S. government securities. As of December 31, 2018, all of our debt securities were treated as available-for-sale investments and, as such, are recorded at fair value with all changes in fair value initially recorded through AOCI, subject to an assessment to determine if any unrealized loss, if applicable, is other-than-temporary.

The following tables set forth the cost and estimated fair value of our available-for-sale debt securities:

	December 31, 2018
	Amortized Cost Basis	OTTI	Net Amortized Cost	Fair Value
Financial Services
Cash and cash equivalents
Debt securities	$34,866	$-	$34,866	$34,866

The following table reconciles the net gain recognized during the three and nine months ended September 30, 2019 and 2018 on equity securities to the unrealized gain recognized during the periods on equity securities still held at the reporting date.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Net gain recognized during the period on equity securities	$767	$3,004	$7,934	$3,129
Less: Net gain (loss) recognized during the period on equity securities sold during the period	299	(21)	536	(484)
Unrealized gain recognized during the reporting period on equity securities still held at the reporting date	$468	$3,025	$7,398	$3,613

Mortgage loans held-for-sale, net.  Our mortgage loans held-for-sale, which are measured at fair value on a recurring basis, include (1) mortgage loans held-for-sale that are under commitments to sell and (2) mortgage loans held-for-sale that are not under commitments to sell. At September 30, 2019 and December 31, 2018, we had $101.7 million and $130.8 million, respectively, of mortgage loans held-for-sale under commitments to sell. The fair value for those loans was based on quoted market prices for those mortgage loans, which are Level 2 fair value inputs. At September 30, 2019 and December 31, 2018, we had $15.3 million and $18.5 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input.

Gains on sales of mortgage loans, net, are included as a component of revenues in the financial services section of our consolidated statements of operations and comprehensive income. For the three and nine months ended September 30, 2019, we recorded net gains on the sales of mortgage loans of $14.6 million and $38.9 million, respectively, compared to $11.8 million and $31.1 million for the same periods in the prior year, respectively.

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

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
$250 Million 5⅝% Senior Notes due February 2020, net	$249,638	$252,193	$248,850	$253,413
$250 Million 5½% Senior Notes due January 2024, net	248,950	274,104	248,789	242,983
$500 Million 6% Senior Notes due January 2043, net	490,462	516,333	490,328	386,552
Total	$989,050	$1,042,630	$987,967	$882,948

7.	Inventories

The following table sets forth, by reportable segment, information relating to our homebuilding inventories:

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)
Housing completed or under construction:
West	$689,849	$521,960
Mountain	415,799	347,738
East	98,993	82,738
Subtotal	1,204,641	952,436
Land and land under development:
West	697,947	705,591
Mountain	417,150	402,657
East	75,939	72,310
Subtotal	1,191,036	1,180,558
Total inventories	$2,395,677	$2,132,994

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

Impairments of homebuilding inventory by segment for the three and nine months ended September 30, 2019 and 2018 are shown in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
West	$-	$10,798	$-	$11,173
Mountain	-	-	400	175
East	-	300	210	500
Total inventory impairments	$-	$11,098	$610	$11,848

The table below provides quantitative data, for the periods presented, used in determining the fair value of the impaired inventory.

	Impairment Data				Quantitative Data
Three Months Ended	Total Subdivisions Tested	Inventory Impairments	Fair Value of Inventory After Impairments	Number of Subdivisions Impaired	Discount Rate
	(Dollars in thousands)
March 31, 2019	16	$610	$10,476	2		N/A
June 30, 2019	12	$-	N/A	0		N/A
September 30, 2019	16	$-	N/A	0		N/A

March 31, 2018	24	$550	$5,223	2		12%
June 30, 2018	17	$200	$767	1		12%
September 30, 2018	17	$11,098	$29,874	2	12%	-	18%

8.	Capitalization of Interest

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Homebuilding interest incurred	$15,879	$15,641	$47,890	$46,905
Less: Interest capitalized	(15,879)	(15,641)	(47,890)	(46,905)
Homebuilding interest expensed	$-	$-	$-	$-

Interest capitalized, beginning of period	$58,193	$58,227	$54,845	$57,541
Plus: Interest capitalized during period	15,879	15,641	47,890	46,905
Less: Previously capitalized interest included in home and land cost of sales	(14,451)	(16,636)	(43,114)	(47,214)
Interest capitalized, end of period	$59,621	$57,232	$59,621	$57,232

9.	Leases

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

Operating lease expense is included as a component of selling, general and administrative expenses and expenses in the homebuilding and financial services sections of our consolidated statements of operations and comprehensive income, respectively. Components of operating lease expense were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
	(Dollars in thousands)
Operating lease cost [1]	$1,841	$5,811
Less: Sublease income (Note 20)	(37)	(112)
Net lease cost	$1,804	$5,699

1 Includes variable lease costs, which are immaterial.

Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,834	$5,397
Leased assets obtained in exchange for new operating lease liabilities	$646	$2,676

Supplemental cash flow information related to non-cash transactions also includes the recognition of operating lease right-of-use assets of $33.5 million and operating lease liabilities of $34.3 million upon adoption of ASC 842.

Weighted-average remaining lease term and discount rate for operating leases were as follows:

September 30, 2019
Weighted-average remaining lease term (in years)	6.3
Weighted-average discount rate	5.5%

Maturities of operating lease liabilities were as follows:

Year Ended
December 31,
(Dollars in thousands)
2019 (excluding the nine months ended September 30, 2019)	$1,242
2020	6,716
2021	6,477
2022	6,138
2023	5,294
Thereafter	13,162
Total operating lease payments [1]	$39,029

Less: Interest	6,162
Present value of operating lease liabilities [2]	$32,867

1	Operating lease payments exclude $3.3 million of legally binding lease payments for leases signed but not yet commenced.
2

Financial services operating lease liabilities of $1.0 million are included as a component of accrued liabilities in the financial services section of our consolidated balance sheet at September 30, 2019.

10.	Homebuilding Prepaid and Other Assets

The following table sets forth the components of homebuilding prepaid and other assets:

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)
Land option deposits	$23,940	$23,805
Goodwill	6,008	6,008
Prepaid expenses	8,688	7,324
Deferred debt issuance costs on revolving credit facility, net	6,513	7,662
Other	1,246	995
Total	$46,395	$45,794

11.	Homebuilding Accrued Liabilities and Financial Services Accounts Payable and Accrued Liabilities

The following table sets forth information relating to homebuilding accrued liabilities:

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)
Customer and escrow deposits	$48,618	$34,463
Warranty accrual	29,870	28,262
Accrued compensation and related expenses	35,790	39,459
Accrued interest	13,281	27,734
Construction defect claim reserves	8,379	8,464
Land development and home construction accruals	8,472	8,683
Other accrued liabilities	44,886	49,182
Total accrued liabilities	$189,296	$196,247

The following table sets forth information relating to financial services accounts payable and accrued liabilities:

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)
Insurance reserves	$48,926	$46,844
Accounts payable and other accrued liabilities	13,105	11,699
Total accounts payable and accrued liabilities	$62,031	$58,543

12.	Warranty Accrual

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

The table set forth below summarizes accrual, adjustment and payment activity related to our warranty accrual for the three and nine months ended September 30, 2019 and 2018. For the nine months ended September 30, 2018, we recorded adjustments to increase our warranty accrual by $3.1 million due to higher than expected warranty related expenditures.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$29,349	$25,666	$28,262	$21,909
Expense provisions	3,557	3,757	10,642	10,104
Cash payments	(3,425)	(2,798)	(8,894)	(8,494)
Adjustments	389	-	(140)	3,106
Balance at end of period	$29,870	$26,625	$29,870	$26,625

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

The establishment of reserves for estimated losses to be incurred by our homebuilding subsidiaries associated with (1) the self-insured retention (“SIR”) portion of construction defect claims that are expected to be covered under insurance policies with Allegiant and (2) the entire cost of any construction defect claims that are not expected to be covered by insurance policies with Allegiant are based on actuarial studies that include known facts similar to those for our insurance reserves. It is possible that changes in the payment experience used in estimating our ultimate losses for construction defect claims could have a material impact on our reserves.

The table set forth below summarizes our insurance and construction defect claim reserves activity for the three and nine months ended September 30, 2019 and 2018. These reserves are included as a component of accrued liabilities in the financial services and homebuilding sections of the consolidated balance sheets.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$56,817	$50,707	$55,308	$52,686
Expense provisions	3,102	2,865	8,312	7,902
Cash payments, net of recoveries	(2,614)	(264)	(6,315)	(7,280)
Balance at end of period	$57,305	$53,308	$57,305	$53,308

In the ordinary course of business, we make payments from our insurance and construction defect claim reserves to settle litigation claims arising from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the three and nine months ended September 30, 2019 and 2018 are not necessarily indicative of what future cash payments will be for subsequent periods.

14.	Income Taxes

Our overall effective income tax rates were 19.5% and 24.4% for the three and nine months ended September 30, 2019, respectively, and 20.8% and 19.8% for the three and nine months ended September 30, 2018, respectively.  The rates for the three and nine months ended September 30, 2019 resulted in income tax expense of $12.2 million and $47.0 million, respectively, compared to income tax expense of $14.0 million and $38.5 million for the three and nine months ended September 30, 2018, respectively.  The year-over-year increase in our effective tax rate for the nine months ended September 30, 2019 was due to a $10.2 million decrease in benefits from energy tax credits. This was partially offset by a $2.7 million increase in benefits recognized upon the vesting or exercise of equity awards, primarily due to a $2.3 million benefit related to the 2016 performance share units recognized during the 2019 third quarter (see Note 16 for further discussion of the 2016 performance share unit awards).

At September 30, 2019 and December 31, 2018 we had deferred tax assets, net of valuation allowances and deferred tax liabilities, of $27.7 million and $37.2 million, respectively. The valuation allowances were primarily related to various state net operating loss carryforwards where realization is more uncertain at this time due to the limited carryforward periods coupled with minimal operating activity that exists in certain states.

15.	Senior Notes

The carrying values of our senior notes as of September 30, 2019 and December 31, 2018, net of any unamortized debt issuance costs or discount, were as follows:

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)
5⅝% Senior Notes due February 2020, net	$249,638	$248,850
5½% Senior Notes due January 2024, net	248,950	248,789
6% Senior Notes due January 2043, net	490,462	490,328
Total	$989,050	$987,967

Our senior notes are not secured and, while the senior note indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries.

16.	Stock-Based Compensation

We account for share-based awards in accordance with ASC Topic 718 Compensation–Stock Compensation (“ASC 718”), which requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period. Stock-based compensation awards are valued at fair value on the date of grant. The following table sets forth share-based award expense activity for the three and nine months ended September 30, 2019 and 2018, which is included as a component of selling general and administrative expenses and expenses in the homebuilding and financial services sections of our consolidated statements of operations and comprehensive income, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Stock option grants expense	$429	$583	$929	$780
Restricted stock awards expense	1,391	939	2,979	2,303
Performance share units expense	7,975	903	14,270	5,417
Total stock-based compensation	$9,795	$2,425	$18,178	$8,500

On August 5, 2019, May 23, 2018, June 20, 2017 and July 25, 2016, the Company granted long term performance share unit awards (“PSUs”) to each of the CEO, the COO, and the Chief Financial Officer (“CFO”) under the Company’s 2011 Equity Incentive Plan. The PSUs are earned based upon the Company’s performance, over a three year period (the “Performance Period”), measured by increasing home sale revenues over a “Base Period.” Each award is conditioned upon the Company achieving an average gross margin from home sales (excluding impairments) of at least fifteen percent (15%) over the Performance Period. Target goals will be earned if the Company’s three year average home sale revenues over the Performance Period (“Performance Revenues”) exceed the home sale revenues over the Base Period (“Base Revenues”) by at least 10% but less than 20%. If Performance Revenues exceed the Base Revenues by at least 5% but less than 10%, 50% of the Target Goals will be earned (“Threshold Goals”). If Performance Revenues exceed the Base Revenues by at least 20%, 200% of the Target Goals will be earned (“Maximum Goals”).  For the PSUs granted in 2017, 2018 and 2019, the number of PSUs earned shall be adjusted to be proportional to the partial performance between the Threshold Goals, Target Goals and Maximum Goals. Details for each defined term above for each grant has been provided in the table below.

					Threshold Goal		Target Goal		Maximum Goal
Awardee	Date of Award	Performance Period	Base Period	Base Period Revenues	PSUs	Home Sale Revenues	PSUs	Home Sale Revenues	PSUs	Home Sale Revenues	Fair Value per Share	Maximum Potential Expense*
CEO		July 1, 2016	July 1, 2015		61,236		122,472		244,944			$4,815
COO	July 25, 2016	to	to	$1.975 billion	61,236	$2.074 billion	122,472	$2.173 billion	244,944	$2.370 billion	$19.66	4,815
CFO		June 30, 2019	June 30, 2016		15,309		30,618		61,236			1,204
												$10,834

CEO		April 1, 2017	April 1, 2016		64,152		128,304		256,608			$7,142
COO	June 20, 2017	to	to	$2.426 billion	64,152	$2.547 billion	128,304	$2.669 billion	256,608	$2.911 billion	$27.83	7,142
CFO		March 31, 2020	March 31, 2017		16,038		32,076		64,152			1,786
												$16,070

CEO		April 1, 2018	April 1, 2017		64,800		129,600		259,200			$6,629
COO	May 23, 2018	to	to	$2.543 billion	64,800	$2.670 billion	129,600	$2.797 billion	259,200	$3.052 billion	$25.57	6,629
CFO		March 31, 2021	March 31, 2018		16,200		32,400		64,800			1,657
												$14,915

CEO		January 1, 2019	January 1, 2018		60,000		120,000		240,000			$7,824
COO	August 5, 2019	to	to	$2.982 billion	60,000	$3.131 billion	120,000	$3.280 billion	240,000	$3.578 billion	$32.60	7,824
CFO		December 31, 2021	December 31, 2018		15,000		30,000		60,000			1,956
												$17,604

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

2016 PSU Grants. The 2016 PSU awards vested on August 7, 2019 at the Maximum Goal following the achievement of the Maximum Goals and certification by the Compensation Committee that the Maximum Goals had been achieved. As the Performance Period for these awards ended June 30, 2019 and the awards had been fully expensed at that time, no share-based award expense was recorded for the three months ended September 30, 2019. For the nine months ended September 30, 2019 the Company recorded share-based award expense of $1.8 million. As of September 30, 2018, the Company had concluded that achievement of the Maximum Goals for these awards was probable and as such, recorded share-based award expense related to the awards of $0.9 million and $5.4 million for the three and nine months ended September 30, 2018.

2017 PSU Grants. As of September 30, 2019, the Company determined that achievement between the Target Goals and Maximum Goals for these awards was probable and as such, the Company recorded share-based award expense related to the awards of $5.5 million and $10.0 million for the three and nine months ended September 30, 2019. The maximum potential expense to be recognized over the remaining Performance Period is $3.2 million. As of September 30, 2018, the Company concluded that achievement of any of the performance metrics had not met the level of probability required to record compensation expense and as such, no expense related to the grant of these awards had been recognized as of September 30, 2018.

2018 PSU Grants. As of September 30, 2019, the Company determined that achievement between the Threshold and Target Goals for these awards was probable and as such, the Company recorded share-based award expense related to the awards of $2.5 million for both the three and nine months ended September 30, 2019. The maximum potential expense to be recognized over the remaining Performance Period is $12.4 million. As of September 30, 2018, the Company concluded that achievement of any of the performance metrics had not met the level of probability required to record compensation expense and as such, no expense related to the grant of these awards had been recognized as of September 30, 2018.

2019 PSU Grants. For the PSUs granted in August of 2019, the Company concluded that achievement of any of the performance metrics has not met the level of probability required to record compensation expense and, as such, no expense related to these awards has been recognized as of September 30, 2019. The maximum potential expense to be recognized over the remaining Performance Period is $17.6 million.

17.	Commitments and Contingencies

Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At September 30, 2019, we had outstanding surety bonds and letters of credit totaling $251.1 million and $93.0 million, respectively, including $66.6 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $130.4 million and $49.8 million, respectively. All letters of credit as of September 30, 2019, excluding those issued by HomeAmerican, were issued under our unsecured revolving credit facility (see Note 19 for further discussion of the revolving credit facility). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

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

Loan Origination Liabilities.  HomeAmerican sold to financial institutions certain loans originated prior to 2009 that were subsequently included by such financial institutions in residential mortgage-backed securities offerings or other securitizations issued by those financial institutions. In connection with such sales, we have been put on notice by one institution of a potential claim for indemnification or breach of contract relating to certain loans that were included in securitizations.  Our understanding is that the potential claim would relate to alleged misrepresentations by borrowers on certain residential mortgage loans originated by HomeAmerican and/or alleged lack of conformity of certain loans to applicable underwriting guidelines promulgated by the financial institution. We cannot yet quantify HomeAmerican's potential liability, if any, as a result of this potential claim, but, based on the limited information available to us at this time, believe that we would likely have strong legal and factual defenses to any such claim. We currently do not believe, moreover, that this matter will have a material adverse impact on our results of operations, financial position, or cash flows.

Lot Option Contracts. In the ordinary course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allow us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, and minimizes the amount of land inventories on our consolidated balance sheets. In certain cases, these contracts will be settled shortly following the end of the period. Our obligation with respect to Option Contracts is generally limited to forfeiture of the related deposits. At September 30, 2019, we had cash deposits and letters of credit totaling $19.3 million and $5.4 million, respectively, at risk associated with the option to purchase 7,345 lots.

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

At September 30, 2019, we had interest rate lock commitments with an aggregate principal balance of $155.1 million. Additionally, we had $14.6 million of mortgage loans held-for-sale at September 30, 2019 that had not yet been committed to a mortgage purchaser. In order to hedge the changes in fair value of our interest rate lock commitments and mortgage loans held-for-sale that had not yet been committed to a mortgage purchaser, we had forward sales of securities totaling $131.5 million at September 30, 2019.

For the three and nine months ended September 30, 2019, we recorded net gains of $0.5 million and $1.9 million, respectively, on our derivatives, compared to net loss of $0.9 million and a net gain of $1.4 million for the same periods in 2018.

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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of September 30, 2019.

We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At September 30, 2019 and December 31, 2018, there were $26.4 million and $27.8 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. We had $15.0 million outstanding under the Revolving Credit Facility as of September 30, 2019 and December 31, 2018. As of September 30, 2019, availability under the Revolving Credit Facility was approximately $958.6 million.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). Effective May 23, 2019, the Mortgage Repurchase Facility was amended to extend its termination date to May 21, 2020. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased on September 26, 2019 from $75 million to $100 million effective through October 24, 2019. The Mortgage Repurchase Facility also had a temporary increase in the maximum aggregate commitment from $75 million to $130 million on December 27, 2018 effective through January 25, 2019. At September 30, 2019 and December 31, 2018, HomeAmerican had $90.5 million and $116.8 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is based on a LIBOR rate or successor benchmark rate.

The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of September 30, 2019.

20.	Related Party Transactions

We contributed $0.5 million and $1.0 million in cash to the MDC/Richmond American Homes Foundation (the “Foundation”) during the three and nine months ended September 30, 2019, respectively. The Foundation is a non-profit organization operated exclusively for charitable, educational and other purposes beneficial to social welfare within the meaning of Section 501(c)(3) of the Internal Revenue Code. The following Directors and/or officers of the Company served as directors of the Foundation at September 30, 2019, all of whom serve without compensation:

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

Supplemental Condensed Combining Balance Sheet

	September 30, 2019
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and cash equivalents	$279,346	$5,992	$-	$-	$285,338
Restricted cash	-	16,325	-	-	16,325
Trade and other receivables	4,444	54,084	-	-	58,528
Inventories:
Housing completed or under construction	-	1,204,641	-	-	1,204,641
Land and land under development	-	1,191,036	-	-	1,191,036
Total inventories	-	2,395,677	-	-	2,395,677

Intercompany receivables	2,050,173	4,159	-	(2,054,332)	-
Investment in subsidiaries	390,631	-	-	(390,631)	-
Property and equipment, net	23,583	40,090	-	-	63,673
Operating lease right-of-use asset	24,970	6,281	-	-	31,251
Deferred tax asset, net	28,080	-	-	(368)	27,712
Prepaid and other assets	12,682	33,713	-	-	46,395
Total homebuilding assets	2,813,909	2,556,321	-	(2,445,331)	2,924,899

Financial Services:
Cash and cash equivalents	-	-	46,790	-	46,790
Marketable securities	-	-	52,876	-	52,876
Intercompany receivables	-	-	33,122	(33,122)	-
Mortgage loans held-for-sale, net	-	-	117,020	-	117,020
Other assets	-	-	16,626	368	16,994
Total financial services assets	-	-	266,434	(32,754)	233,680
Total Assets	$2,813,909	$2,556,321	$266,434	$(2,478,085)	$3,158,579

LIABILITIES AND EQUITY

Homebuilding:
Accounts payable	$31	$79,012	$-	$-	$79,043
Accrued liabilities	45,525	139,717	-	4,054	189,296
Operating lease liabilities	25,606	6,281	-	-	31,887
Advances and notes payable to parent and subsidiaries	36,896	2,041,070	-	(2,077,966)	-
Revolving credit facility	15,000	-	-	-	15,000
Senior notes, net	989,050	-	-	-	989,050
Total homebuilding liabilities	1,112,108	2,266,080	-	(2,073,912)	1,304,276

Financial Services:
Accounts payable and other liabilities	-	-	66,085	(4,054)	62,031
Advances and notes payable to parent and subsidiaries	-	-	9,488	(9,488)	-
Mortgage repurchase facility	-	-	90,471	-	90,471
Total financial services liabilities	-	-	166,044	(13,542)	152,502
Total Liabilities	1,112,108	2,266,080	166,044	(2,087,454)	1,456,778

Equity:
Total Stockholders' Equity	1,701,801	290,241	100,390	(390,631)	1,701,801
Total Liabilities and Stockholders' Equity	$2,813,909	$2,556,321	$266,434	$(2,478,085)	$3,158,579

Supplemental Condensed Combining Balance Sheet

	December 31, 2018
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	Dollars in thousands
ASSETS
Homebuilding:
Cash and cash equivalents	$410,127	$4,597	$-	$-	$414,724
Restricted cash	-	6,363	-	-	6,363
Trade and other receivables	758	52,224	-	-	52,982
Inventories:
Housing completed or under construction	-	952,436	-	-	952,436
Land and land under development	-	1,180,558	-	-	1,180,558
Total inventories	-	2,132,994	-	-	2,132,994

Intercompany receivables	1,735,342	7,369	-	(1,742,711)	-
Investment in subsidiaries	455,848	-	-	(455,848)	-
Property and equipment, net	23,896	34,271	-	-	58,167
Deferred tax assets, net	36,168	-	-	1,010	37,178
Other assets	12,234	33,560	-	-	45,794
Total Homebuilding Assets	2,674,373	2,271,378	-	(2,197,549)	2,748,202

Financial Services:
Cash and cash equivalents	-	-	49,052	-	49,052
Marketable securities	-	-	40,879	-	40,879
Intercompany receivables	-	-	22,346	(22,346)	-
Mortgage loans held-for-sale, net	-	-	149,211	-	149,211
Other assets	-	-	14,743	(1,010)	13,733
Total Financial Services Assets	-	-	276,231	(23,356)	252,875
Total Assets	$2,674,373	$2,271,378	$276,231	$(2,220,905)	$3,001,077

LIABILITIES AND EQUITY

Homebuilding:
Accounts payable	$-	$50,505	$-	$-	$50,505
Accrued liabilities	65,691	125,387	-	5,169	196,247
Advances and notes payable to parent and subsidiaries	29,715	1,727,248	295	(1,757,258)	-
Revolving credit facility	15,000	-	-	-	15,000
Senior notes, net	987,967	-	-	-	987,967
Total Homebuilding Liabilities	1,098,373	1,903,140	295	(1,752,089)	1,249,719

Financial Services:
Accounts payable and accrued liabilities	-	-	63,712	(5,169)	58,543
Advances and notes payable to parent and subsidiaries	-	-	7,799	(7,799)	-
Mortgage repurchase facility	-	-	116,815	-	116,815
Total Financial Services Liabilities	-	-	188,326	(12,968)	175,358
Total Liabilities	1,098,373	1,903,140	188,621	(1,765,057)	1,425,077

Equity:
Total Stockholders' Equity	1,576,000	368,238	87,610	(455,848)	1,576,000
Total Liabilities and Stockholders' Equity	$2,674,373	$2,271,378	$276,231	$(2,220,905)	$3,001,077

Supplemental Condensed Combining Statement of Operations

	Three Months Ended September 30, 2019
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$750,274	$-	$-	$750,274
Cost of sales	-	(609,316)	-	-	(609,316)
Inventory impairments	-	-	-	-	-
Gross profit	-	140,958	-	-	140,958
Selling, general, and administrative expenses	(21,476)	(71,111)	-	(129)	(92,716)
Equity income of subsidiaries	65,311	-	-	(65,311)	-
Interest and other income	2,173	460	-	(297)	2,336
Other expense	7	(1,894)	-	-	(1,887)
Homebuilding pretax income (loss)	46,015	68,413	-	(65,737)	48,691
Financial Services:
Financial services pretax income	-	-	13,689	426	14,115
Income before income taxes	46,015	68,413	13,689	(65,311)	62,806
(Provision) benefit for income taxes	4,565	(13,596)	(3,195)	-	(12,226)
Net income	$50,580	$54,817	$10,494	$(65,311)	$50,580
Other comprehensive income related to available-for-sale securities, net of tax	-	-	-	-	-
Comprehensive income	$50,580	$54,817	$10,494	$(65,311)	$50,580

	Three Months Ended September 30, 2018
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$766,027	$-	$-	$766,027
Cost of sales	-	(619,248)	-	-	(619,248)
Inventory impairments	-	(11,098)	-	-	(11,098)
Gross profit	-	135,681	-	-	135,681
Selling, general, and administrative expenses	(16,172)	(67,406)	-	55	(83,523)
Equity income of subsidiaries	64,345	-	-	(64,345)	-
Interest and other income	2,013	261	-	(321)	1,953
Other expense	7	(1,135)	-	-	(1,128)
Homebuilding pretax income (loss)	50,193	67,401	-	(64,611)	52,983
Financial Services:
Financial services pretax income	-	-	14,171	266	14,437
Income before income taxes	50,193	67,401	14,171	(64,345)	67,420
(Provision) benefit for income taxes	3,199	(14,039)	(3,188)	-	(14,028)
Net income	$53,392	$53,362	$10,983	$(64,345)	$53,392
Other comprehensive income related to available-for-sale securities, net of tax	-	-	-	-	-
Comprehensive income	$53,392	$53,362	$10,983	$(64,345)	$53,392

Supplemental Condensed Combining Statement of Operations

	Nine Months Ended September 30, 2019
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$2,130,396	$-	$-	$2,130,396
Home and land cost of sales	-	(1,724,040)	-	-	(1,724,040)
Inventory impairments	-	(610)	-	-	(610)
Gross profit	-	405,746	-	-	405,746
Selling, general, and administrative expenses	(53,042)	(204,271)	-	(376)	(257,689)
Equity income of subsidiaries	180,875	-	-	(180,875)	-
Interest and other income	7,301	981	-	(791)	7,491
Other expense	22	(4,210)	-	-	(4,188)
Homebuilding pretax income (loss)	135,156	198,246	-	(182,042)	151,360
Financial Services:
Financial services pretax income	-	-	40,216	1,167	41,383
Income before income taxes	135,156	198,246	40,216	(180,875)	192,743
(Provision) benefit for income taxes	10,567	(48,362)	(9,225)	-	(47,020)
Net income	$145,723	$149,884	$30,991	$(180,875)	$145,723
Other comprehensive income related to available for sale securities, net of tax	-	-	-	-	-
Comprehensive income	$145,723	$149,884	$30,991	$(180,875)	$145,723

	Nine Months Ended September 30, 2018
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$2,123,323	$-	$-	$2,123,323
Home and land cost of sales	-	(1,722,283)	-	-	(1,722,283)
Inventory impairments	-	(11,848)	-	-	(11,848)
Gross profit	-	389,192	-	-	389,192
Selling, general, and administrative expenses	(45,599)	(190,464)	-	(372)	(236,435)
Equity income of subsidiaries	186,855	-	-	(186,855)	-
Interest and other income	5,569	871	4	(858)	5,586
Other expense	22	(2,584)	-	-	(2,562)
Homebuilding pretax income (loss)	146,847	197,015	4	(188,085)	155,781
Financial Services:
Financial services pretax income	-	-	37,557	1,230	38,787
Income before income taxes	146,847	197,015	37,561	(186,855)	194,568
(Provision) benefit for income taxes	9,208	(38,998)	(8,723)	-	(38,513)
Net income	$156,055	$158,017	$28,838	$(186,855)	$156,055
Other comprehensive income related to available for sale securities, net of tax	-	-	-	-	-
Comprehensive income	$156,055	$158,017	$28,838	$(186,855)	$156,055

Supplemental Condensed Combining Statement of Cash Flows

	Nine Months Ended September 30, 2019
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(30,842)	$(58,179)	$55,903	$-	$(33,118)
Net cash provided by (used in) investing activities	(61,906)	(19,333)	(4,137)	61,185	(24,191)
Financing activities:
Payments from (advances to) subsidiaries	-	88,869	(27,684)	(61,185)	-
Mortgage repurchase facility	-	-	(26,344)	-	(26,344)
Dividend payments	(54,337)	-	-	-	(54,337)
Issuance of shares under stock-based compensation programs, net	16,304	-	-	-	16,304
Net cash provided by (used in) financing activities	(38,033)	88,869	(54,028)	(61,185)	(64,377)

Net increase (decrease) in cash and cash equivalents	(130,781)	11,357	(2,262)	-	(121,686)
Cash and cash equivalents:
Beginning of period	410,127	10,960	49,052	-	470,139
End of period	$279,346	$22,317	$46,790	$-	$348,453

	Nine Months Ended September 30, 2018
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(6,232)	$(99,100)	$46,086	$-	$(59,246)
Net cash provided by (used in) investing activities	(65,259)	(19,135)	(3,892)	114,514	26,228
Financing activities:
Payments from (advances to) subsidiaries	-	117,644	(3,130)	(114,514)	-
Mortgage repurchase facility	-	-	(21,556)	-	(21,556)
Dividend payments	(50,733)	-	-	-	(50,733)
Issuance of shares under stock-based compensation programs, net	9,859	-	-	-	9,859
Net cash provided by (used in) financing activities	(40,874)	117,644	(24,686)	(114,514)	(62,430)

Net increase (decrease) in cash and cash equivalents	(112,365)	(591)	17,508	-	(95,448)
Cash and cash equivalents:
Beginning of period	468,718	13,051	32,471	-	514,240
End of period	$356,353	$12,460	$49,979	$-	$418,792

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$750,274	$766,027	$2,130,396	$2,123,323
Home cost of sales	(609,316)	(619,248)	(1,724,040)	(1,722,283)
Inventory impairments	-	(11,098)	(610)	(11,848)
Total cost of sales	(609,316)	(630,346)	(1,724,650)	(1,734,131)
Gross profit	140,958	135,681	405,746	389,192
Gross margin	18.8%	17.7%	19.0%	18.3%
Selling, general and administrative expenses	(92,716)	(83,523)	(257,689)	(236,435)
Interest and other income	2,336	1,953	7,491	5,586
Other expense	(1,887)	(1,128)	(4,188)	(2,562)
Homebuilding pretax income	48,691	52,983	151,360	155,781

Financial Services:
Revenues	22,388	19,611	58,389	60,018
Expenses	(10,352)	(9,408)	(28,883)	(27,850)
Interest and other income	1,312	1,230	3,943	3,490
Net gain on marketable equity securities	767	3,004	7,934	3,129
Financial services pretax income	14,115	14,437	41,383	38,787

Income before income taxes	62,806	67,420	192,743	194,568
Provision for income taxes	(12,226)	(14,028)	(47,020)	(38,513)
Net income	$50,580	$53,392	$145,723	$156,055

Earnings per share:
Basic	$0.81	$0.87	$2.36	$2.56
Diluted	$0.79	$0.86	$2.29	$2.52

Weighted average common shares outstanding:
Basic	61,978,195	60,665,349	61,422,925	60,505,916
Diluted	63,968,215	61,804,792	63,360,535	61,592,092

Dividends declared per share	$0.30	$0.28	$0.90	$0.83

Cash provided by (used in):
Operating Activities	$(88,783)	$(3,058)	$(33,118)	$(59,246)
Investing Activities	$(10,272)	$(8,522)	$(24,191)	$26,228
Financing Activities	$(12,293)	$(2,951)	$(64,377)	$(62,430)

Overview

Three Months Ended September 30, 2019

For the three months ended September 30, 2019, our net income was $50.6 million, or $0.79 per diluted share, a 5% decrease compared to net income of $53.4 million, or $0.86 per diluted share, for the same period in the prior year. The decrease was primarily the result of a $4.3 million decrease in pretax income from homebuilding operations, as an increase in selling, general and administrative costs was only partially offset by an increase in homebuilding gross profit. Financial services pretax income decreased $0.3 million as net gains on equity securities in the third quarter of 2019 totaled $0.8 million as compared to $3.0 million for the same period in the prior year. This decrease was mostly offset by increased mortgage origination income due to higher interest rate lock volume.

Home sale revenues were down from $766.0 million in the 2018 third quarter to $750.3 million in the 2019 third quarter. The $15.7 million year-over-year decrease was the result of a 9% decrease in the average price of homes delivered during the quarter, which was mostly offset by an 8% increase in the number of homes delivered.

The dollar value of our net new home orders increased 50% from the prior year period, driven by a 58% increase in the number of net new orders. The increase in net new orders was the result of a 34% increase in our monthly sales absorption pace coupled with a 19% increase in average active subdivisions. The increase in the number of net new orders was slightly offset by a 5% decrease in the average selling price, consistent with our ongoing strategy of offering more affordable home plans.

Nine months ended September 30, 2019

For the nine months ended September 30, 2019, our net income was $145.7 million, or $2.29 per diluted share, a 7% decrease compared to net income of $156.1 million, or $2.52 per diluted share, for the same period in the prior year. The decrease was primarily the result of an increase in our 2019 effective tax rate due to a $10.2 million decrease in benefits from energy tax credits. This was slightly offset by a $2.3 million benefit recognized upon vesting of the 2016 performance share unit awards (“PSUs”) during the 2019 third quarter. Consistent with the three months ended September 30, 2019, our pretax income from homebuilding operations decreased $4.4 million as an increase in selling, general and administrative costs was only partially offset by an increase in homebuilding gross profit. Financial services pretax income increased $2.6 million as net gains on equity securities for the period totaled $7.9 million as compared to $3.1 million for the same period in the prior year. This increase was slightly offset by $1.4 million of gains recognized in the prior year on the sale of mortgage servicing rights, as well as a year-over-year decrease in the servicing income related to those loans.

Industry Conditions and Outlook for MDC*

New home sales activity continued to improve on a seasonally adjusted basis during the third quarter of 2019 as a growing availability of more affordable home offerings has been well-received by first time and move down homebuyers. In addition to more affordable home offerings, demand continues to benefit from lower interest rates and a positive economic environment driven by factors such as wage growth and lower unemployment. In combination, these factors helped drive a 34% increase in our monthly absorption pace.

New home sales further benefited from our higher active subdivision count, which ended the quarter 20% higher than the prior year. Most of this growth occurred in more affordable communities, such as those featuring our SeasonsTM Collection. Affordability remains one of our top priorities in today’s market, and our distinct build-to-order model continues to differentiate us from our peers.

Our dollar value of homes in backlog to end the 2019 third quarter increased 16% year-over-year to $2.1 billion and the number of homes in backlog increased 25% to 4,616, both at their highest levels since the third quarter of 2006. This growth provides us with the opportunity for significant year-over-year increases in home sale revenues and pretax income in coming quarters. Furthermore, our average gross margin in backlog at September 30, 2019 remained healthy, at a level slightly above the 2019 third quarter closing gross margin of 18.8%.

Our liquidity to end the 2019 third quarter was up 21% year-over-year to $1.35 billion, providing us with sufficient resources to fund continued growth. To that end, we approved over 3,400 lots for purchase during the third quarter, representing a 19% increase over the prior year period. We remain focused on taking steps to drive the continued growth of our business, with a goal of driving our active community count higher for a third consecutive year in 2020, which gives us the best opportunity to generate higher top and bottom line results.

* See "Forward-Looking Statements" below.

Homebuilding

Pretax Income:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(Dollars in thousands)
West	$34,898	$28,947	$5,951	21%	$103,448	$91,028	$12,420	14%
Mountain	31,391	34,697	(3,306)	(10)%	89,077	94,736	(5,659)	(6)%
East	2,136	3,771	(1,635)	(43)%	5,761	11,287	(5,526)	(49)%
Corporate	(19,734)	(14,432)	(5,302)	(37)%	(46,926)	(41,270)	(5,656)	(14)%
Total Homebuilding pretax income	$48,691	$52,983	$(4,292)	(8)%	$151,360	$155,781	$(4,421)	(3)%

For the three months ended September 30, 2019, we recorded homebuilding pretax income of $48.7 million, a decrease of $4.3 million from $53.0 million for the same period in the prior year. The decrease was due to a 2% decrease in home sale revenues and a 150 basis point increase in our selling, general and administrative expenses as a percentage of revenue. These decreases in pretax income were partially offset by a 110 basis point improvement in our gross margin from home sales.

Our West segment experienced a $6.0 million year-over-year increase in pretax income, due to an improved gross margin from home sales, which was slightly offset by increased marketing expenses driven by an increase in average active communities. Our Mountain segment experienced a $3.3 million decrease in pretax income from the prior year, due to a 3% decrease in home sales revenue and a $1.0 million increase in project abandonment costs. Our East segment experienced a $1.6 million year-over-year decrease in pretax income from the prior year, primarily due to a 9% decrease in home sale revenues. Our Corporate segment experienced a $5.3 million decrease in pretax income, due mostly to a year-over-year increase in stock-based compensation expense associated with performance-based equity awards that were granted in 2017 and 2018.

For the nine months ended September 30, 2019, we recorded homebuilding pretax income of $151.4 million, a decrease of $4.4 million from $155.8 million for the same period in the prior year. The decrease was due to a 100 basis point increase in our selling, general and administrative expenses as a percentage of revenue. This decrease was partially offset by a 70 basis point improvement in our gross margin from home sales.

Our West segment experienced a $12.4 million year-over-year improvement in pretax income, primarily due to an improved gross margin from home sales and a 4% increase in home sale revenues, which were slightly offset by increased selling, general and administrative expenses driven by an increase in average active communities and higher average headcount. Our Mountain segment experienced a $5.7 million decrease in pretax income from the prior year period, largely due to increased marketing expenses driven by an increased average active community count.  Our East segment experienced a $5.5 million decrease in pretax income from the prior year, mainly due to a 19% decrease in home sale revenues. Our Corporate segment experienced a $5.7 million decrease in pretax income mostly due to a year-over-year increase in expense associated with performance-based equity awards consistent with the explanation for the three month period above, which was slightly offset by an increase in interest income due to increases in our average cash balance and average interest rates during the period.

Assets:

	September 30,	December 31,	Change
	2019	2018	Amount	%
	(Dollars in thousands)
West	$1,481,549	$1,301,374	$180,175	14%
Mountain	873,656	793,150	80,506	10%
East	190,677	169,485	21,192	13%
Corporate	379,017	484,193	(105,176)	(22)%
Total homebuilding assets	$2,924,899	$2,748,202	$176,697	6%

Total homebuilding assets increased 6% from December 31, 2018 to September 30, 2019. Homebuilding assets increased in each of our operating segments largely due to a greater number of homes completed or under construction as of period-end. However, the funds for the construction activity came from our Corporate segment, causing a decline in our Corporate segment’s assets.

New Home Deliveries & Home Sale Revenues:

Changes in home sale revenues are impacted by changes in the number of new homes delivered and the average selling price of those delivered homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	Three Months Ended September 30,
	2019			2018			% Change
	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price
	(Dollars in thousands)
West	927	$410,414	$442.7	836	$409,001	$489.2	11%	0%	(10)%
Mountain	537	263,802	491.2	535	272,989	510.3	0%	(3)%	(4)%
East	249	76,058	305.5	213	84,037	394.5	17%	(9)%	(23)%
Total	1,713	$750,274	$438.0	1,584	$766,027	$483.6	8%	(2)%	(9)%

	Nine Months Ended September 30,
	2019			2018			% Change
	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price
	(Dollars in thousands)
West	2,464	$1,164,502	$472.6	2,286	$1,120,316	$490.1	8%	4%	(4)%
Mountain	1,480	760,470	513.8	1,473	750,162	509.3	0%	1%	1%
East	641	205,424	320.5	611	252,845	413.8	5%	(19)%	(23)%
Total	4,585	$2,130,396	$464.6	4,370	$2,123,323	$485.9	5%	0%	(4)%

West Segment Commentary

For both the three and nine months ended September 30, 2019, the increase in new home deliveries was primarily the result of an increase in the number of homes in backlog to begin the respective periods. The average selling price of homes delivered decreased as a result of a decline in the percentage of deliveries coming from our higher priced communities in Southern California. In addition, a greater percentage of closings within nearly all of our Western markets during the current periods were from our more affordable product offerings.

Mountain Segment Commentary

For the three months ended September 30, 2019, new home deliveries were relatively unchanged as the number of homes in beginning backlog and backlog conversion rates remained consistent year-over-year. While the backlog conversion rate continued to benefit from cycle time improvements in our Colorado markets as a result of (1) an increase in the percentage of SeasonsTM deliveries, which have some of the shortest cycle times of all of our product offerings and (2) improved cycle times across all of our product offerings in these markets, this was offset by a lower percentage of homes in backlog to start the 2019 third quarter that were under construction. The 4% decrease in the average selling price of homes delivered for the three months ended September 30, 2019 was driven by a greater percentage of closings from our more affordable product offerings during the current period.

For the nine months ended September 30, 2019, new home deliveries were relatively unchanged as a 17% decrease in homes in beginning backlog was entirely offset by an improved backlog conversion rate due to shorter average cycle times. The primary drivers of the improved cycle times are consistent with those noted above for the three months ended September 30, 2019.

East Segment Commentary

For both the three and nine months ended September 30, 2019, the decrease in the average selling price of homes delivered in our East segment was due to a change in mix resulting from (1) a higher percentage of our deliveries coming from our Florida markets, which have a lower average selling price than our mid-Atlantic market and (2) a higher percentage of deliveries in this segment coming from communities that offer more affordable home plans.

For the three months ended September 30, 2019, the 17% increase new home deliveries was driven by a 29% increase in homes in backlog to begin the period, which was slightly offset by a decrease in the backlog conversion rate. The decreased backlog conversion rate was the result of a lower percentage of homes in backlog to start the 2019 third quarter that were under construction, which was largely offset by shorter cycle times resulting from a higher percentage of deliveries from our more affordable product offerings.

For the nine months ended September 30, 2019, the 5% increase in new home deliveries was driven by an improved backlog conversion rate due to shorter cycle times resulting from a higher percentage of deliveries from our more affordable product offerings. These improvements in backlog conversion were partially offset by a 19% decrease in homes in backlog to begin the period.

Gross Margin from Home Sales:

Our gross margin from home sales for the three months ended September 30, 2019, increased 110 basis points year-over-year from 17.7% to 18.8%. During the three months ended September 30, 2018 we recorded inventory impairments of $11.1 million, which negatively impacted gross margin by 140 basis points in the prior year. Gross margins were negatively impacted in the current year due to lower gross margins on spec homes, particularly in our California markets.

Our gross margin from home sales for the nine months ended September 30, 2019, increased 70 basis points year-over-year from 18.3% to 19.0%. The primary drivers of the improved gross margin from home sales for the nine months ended September 30, 2019 are consistent with those noted above for the three months ended September 30, 2019.

Inventory Impairments:

Impairments of homebuilding inventory by segment for the three and nine months ended September 30, 2019 and 2018 are shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
West	$-	$10,798	$-	$11,173
Mountain	-	-	400	175
East	-	300	210	500
Total inventory impairments	$-	$11,098	$610	$11,848

The table below provides quantitative data, for the periods presented, used in determining the fair value of the impaired inventory.

	Impairment Data					Quantitative Data
Three Months Ended	Total Subdivisions Tested	Inventory Impairments	Fair Value of Inventory After Impairments		Number of Subdivisions Impaired	Discount Rate
	(Dollars in thousands)
March 31, 2019	16	$610		$10,476	2		N/A
June 30, 2019	12	$-	$	N/A	0		N/A
September 30, 2019	16	$-	$	N/A	0		N/A

March 31, 2018	24	$550		$5,223	2		12%
June 30, 2018	17	$200		$767	1		12%
September 30, 2018	17	$11,098		$29,874	2	12%	-	18%

Selling, General and Administrative Expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
	(Dollars in thousands)
General and administrative expenses	$46,951	$40,237	$6,714	$128,849	$116,362	$12,487
General and administrative expenses as a percentage of home sale revenues	6.3%	5.3%	100 bps	6.0%	5.5%	50 bps

Marketing expenses	$20,457	$18,102	$2,355	$58,266	$50,888	$7,378
Marketing expenses as a percentage of home sale revenues	2.7%	2.4%	30 bps	2.7%	2.4%	30 bps

Commissions expenses	$25,308	$25,184	$124	$70,574	$69,185	$1,389
Commissions expenses as a percentage of home sale revenues	3.4%	3.3%	10 bps	3.3%	3.3%	0 bps

Total selling, general and administrative expenses	$92,716	$83,523	$9,193	$257,689	$236,435	$21,254
Total selling, general and administrative expenses as a percentage of home sale revenues	12.4%	10.9%	150 bps	12.1%	11.1%	100 bps

For the three months ended September 30, 2019, the increase in our general and administrative expenses was due to increased compensation-related expenses driven by a $7.3 million year-over-year increase in stock-based compensation expense, mainly driven by performance-based equity awards that were granted in 2017 and 2018. These performance-based awards are earned based on achieving various levels of home sale revenues growth and maintaining a required gross margin over a three year performance period. Based on the year-over-year increases in (1) net new orders during the third quarter of 2019, and (2) the dollar value of homes in backlog at September 30, 2019, a large portion of the expense associated with these awards was accelerated into the third quarter of 2019 due to the increased probability of achieving the maximum revenue goals as set out by the respective awards.

 For the nine months ended September 30, 2019, the increase in our general and administrative expenses was due to increased compensation-related expenses driven by a $9.7 million year-over-year increase in stock-based compensation expense, mainly due to performance-based equity awards as noted above, and higher average headcount.

For both the three and nine months ended September 30, 2019, marketing expenses increased due to increased sales office expense and product advertising, resulting from an increased number of average active subdivisions, as well as increased compensation expenses driven by higher average headcount.

Other Homebuilding Operating Data

Net New Orders and Active Subdivisions:

Changes in the dollar value of net new orders are impacted by changes in the number of net new orders and the average selling price of those homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	Three Months Ended September 30,
	2019				2018				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate
	(Dollars in thousands)
West	1,168	$516,000	$441.8	4.09	690	$316,556	$458.8	3.06	69%	63%	(4)%	34%
Mountain	565	271,800	481.1	2.86	418	206,945	495.1	2.22	35%	31%	(3)%	29%
East	303	83,896	276.9	3.58	182	57,649	316.8	2.64	66%	46%	(13)%	35%
Total	2,036	$871,696	$428.1	3.59	1,290	$581,150	$450.5	2.67	58%	50%	(5)%	34%

	Nine Months Ended September 30,
	2019				2018				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate
	(Dollars in thousands)
West	3,379	$1,543,584	$456.8	4.14	2,743	$1,274,115	$464.5	4.14	23%	21%	(2)%	0%
Mountain	1,974	960,109	486.4	3.30	1,593	814,939	511.6	3.02	24%	18%	(5)%	9%
East	912	268,578	294.5	4.02	579	207,394	358.2	2.78	58%	30%	(18)%	45%
Total	6,265	$2,772,271	$442.5	3.82	4,915	$2,296,448	$467.2	3.51	27%	21%	(5)%	9%

*Calculated as total net new orders in period ÷ average active communities during period ÷ number of months in period

				Average Active Subdivisions			Average Active Subdivisions
	Active Subdivisions			Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%	September 30,		%
	2019	2018	Change	2019	2018	Change	2019	2018	Change
West	93	73	27%	96	75	28%	92	73	26%
Mountain	67	64	5%	66	63	5%	66	59	12%
East	30	21	43%	29	23	26%	25	24	4%
Total	190	158	20%	191	161	19%	183	156	17%

West Segment Commentary

For the three months ended September 30, 2019, the increase in net new orders was driven by increases in both the monthly sales absorption rate and average active subdivisions. While all markets experienced an improvement in their sales pace year-over-year, Phoenix experienced the most significant increase driven by a shift in product mix to more affordable home offerings. Average active subdivisions were also up in nearly all markets, with our California and Nevada markets experiencing the largest increases. The decrease in average selling price is due to a shift in mix to more affordable communities in our California markets as well as the shift in mix to more affordable home offerings in Phoenix noted above.

For the nine months ended September 30, 2019, the increase in net new orders was driven by an increase in average active subdivisions in all of our markets in this segment, with California, Nevada and Washington experiencing the largest increases. The decrease in average selling price is due to a shift in the mix of home orders to our more affordable markets, most notably from our California to our Arizona markets as well as the mix shift in Phoenix noted above.

Mountain Segment Commentary

For the three and nine months ended September 30, 2019, the increase in net new orders was driven by increases in both the monthly sales absorption rates and average active subdivisions. All markets experienced a year-over-year improvement in their sales pace for the third quarter of 2019, while our Colorado markets were the main driver for the year-over-year increase in sales pace for the nine month period. These improvements in our sales pace are a result of the demand for our expanded offering of more affordable home plans. The increase in average active community count was a result of growth in most of our markets, most notably Utah. The decrease in average selling price is due to a shift in mix to lower priced communities, consistent with our ongoing focus on offering more affordable home plans.

East Segment Commentary

For both the three and nine months ended September 30, 2019, the increase in net new orders was primarily driven by increases in monthly sales absorption rates. For the three months ended September 30, 2019, this increase was further impacted by a 26% increase in average active community count as we experienced growth in both our Florida and mid-Atlantic markets. The improved sales pace was primarily due to a shift in product mix to more affordable products in our Florida markets. The decrease in the average selling price of net new orders is due to mix as a result of: (1) a higher percentage of our net new orders coming from an expanded offering of more affordable home plans, due to an increasing level of demand for these plans, and (2) a higher percentage of our net new orders coming from our Florida markets, which have a lower average selling price than our mid-Atlantic operations.

Cancellation Rate:

	Cancellations as a Percentage of Homes in Beginning Backlog
	2019			2018
	Three Months Ended
	Mar 31	Jun 30	Sep 30	Mar 31	Jun 30	Sep 30
West	14%	13%	12%	14%	10%	10%
Mountain	14%	13%	16%	11%	12%	12%
East	11%	18%	22%	23%	17%	20%
Total	14%	14%	15%	14%	12%	12%

Our cancellations as a percentage of homes in beginning backlog to start the quarter (“cancellation rate”) increased year-over-year in each of our segments. These increases are mostly a result of the 58% increase in net new orders during the third quarter, as these homes are subject to cancellation during the quarter, but not included in our beginning backlog. Cancellations as a percentage of gross sales actually decreased during the three months ended September 30, 2019 as compared to the prior year period.

Backlog:

	September 30,
	2019			2018			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
West	2,438	$1,146,912	$470.4	1,908	$939,247	$492.3	28%	22%	(4)%
Mountain	1,537	768,317	499.9	1,373	717,988	522.9	12%	7%	(4)%
East	641	183,856	286.8	423	145,829	344.7	52%	26%	(17)%
Total	4,616	$2,099,085	$454.7	3,704	$1,803,064	$486.8	25%	16%	(7)%

At September 30, 2019, we had 4,616 homes in backlog with a total value of $2.1 billion. This represented a 25% increase in the number of homes in backlog and a 16% increase in the dollar value of homes in backlog from September 30, 2018. The increase in the number of homes in backlog is primarily a result of the year-over-year increase in net new orders in the second and third quarter of 2019, offset slightly by an increase in backlog conversion rates due to improved cycle times. The decrease in the average selling price of homes in backlog is due to a shift in mix to lower priced communities, consistent with our ongoing strategy of offering more affordable home plans, as well as a shift in geographical mix with an increased proportion of net new orders coming from our Florida (East segment) markets, which have the lowest average selling prices in our Company.

Homes Completed or Under Construction (WIP lots):

	September 30,		%
	2019	2018	Change
Unsold:
Completed	82	129	(36)%
Under construction	255	311	(18)%
Total unsold started homes	337	440	(23)%
Sold homes under construction or completed	3,433	2,835	21%
Model homes under construction or completed	455	403	13%
Total homes completed or under construction	4,225	3,678	15%

Both the increase in sold homes under construction or completed and the decrease in unsold started homes are due to the increased demand we have experienced in the second and third quarters of 2019 as a result of our increased offering of more affordable home plans.

Lots Owned and Optioned (including homes completed or under construction):

	September 30, 2019			September 30, 2018
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total	Total % Change
West	9,128	2,203	11,331	7,736	4,215	11,951	(5)%
Mountain	6,456	3,139	9,595	6,020	3,648	9,668	(1)%
East	2,014	2,003	4,017	1,895	1,497	3,392	18%
Total	17,598	7,345	24,943	15,651	9,360	25,011	(0)%

Our total owned and optioned lots at September 30, 2019 were 24,943, down only slightly from our recent high at September 30, 2018. We believe that our total lot supply, coupled with our planned acquisition activity, can support growth in future periods. See "Forward-Looking Statements" below.

Financial Services

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(Dollars in thousands)
Financial services revenues
Mortgage operations	$14,395	$11,919	$2,476	21%	$36,258	$39,162	$(2,904)	(7)%
Other	7,993	7,692	301	4%	22,131	20,856	1,275	6%
Total financial services revenues	$22,388	$19,611	$2,777	14%	$58,389	$60,018	$(1,629)	(3)%

Financial services pretax income
Mortgage operations	$8,468	$6,702	$1,766	26%	$19,700	$23,262	$(3,562)	(15)%
Other	5,647	7,735	(2,088)	(27)%	21,683	15,525	6,158	40%
Total financial services pretax income	$14,115	$14,437	$(322)	(2)%	$41,383	$38,787	$2,596	7%

For the three months ended September 30, 2019, our financial services pretax income decreased $0.3 million, or 2%, from the same period in the prior year. The decrease was primarily due to our other financial services segment, which recognized $0.8 million of net gains on equity securities as compared to $3.0 million of net gains on equity securities for the same period in the prior year. This decrease was mostly offset by an increase in our mortgage operations segment due to higher interest rate lock volume as a result of the increased number and dollar value of homes in backlog and borrowers taking advantage of low interest rates.

For the nine months ended September 30, 2019, our financial services pretax income increased $2.6 million, or 7% from the same period in the prior year. The increase was primarily due to our other financial services segment, which recognized $7.9 million of net gains on equity securities as compared to $3.1 million of net gains on equity securities for the same period in the prior year. This was partially offset by a decrease in our mortgage operations segment, which saw a decrease in both revenues and pretax income due to a $1.4 million gain recognized on the sale of conventional mortgage servicing rights during the three months ended June 30, 2018, as well as year-over-year decreases in mortgage servicing income, due to the sale.

                 The following table sets forth information for our mortgage operations segment relating to mortgage loans originated and capture rate.

	Three Months Ended		% or	Nine Months Ended		% or
	September 30,		Percentage	September 30,		Percentage
	2019	2018	Change	2019	2018	Change
	(Dollars in thousands)
Total Originations (including transfer loans):
Loans	1,095	970	13%	2,809	2,699	4%
Principal	$386,613	$348,325	11%	$1,023,287	$987,199	4%
Capture Rate Data:
Capture rate as % of all homes delivered	64%	61%	3%	61%	62%	(1)%
Capture rate as % of all homes delivered (excludes cash sales)	68%	67%	1%	66%	67%	(1)%
Mortgage Loan Origination Product Mix:
FHA loans	20%	17%	3%	17%	16%	1%
Other government loans (VA & USDA)	20%	19%	1%	20%	19%	1%
Total government loans	40%	36%	4%	37%	35%	2%
Conventional loans	60%	64%	(4)%	63%	65%	(2)%
	100%	100%	0%	100%	100%	0%
Loan Type:
Fixed rate	98%	97%	1%	97%	97%	0%
ARM	2%	3%	(1)%	3%	3%	0%
Credit Quality:
Average FICO Score	738	741	(0)%	739	742	(0)%
Other Data:
Average Combined LTV ratio	84%	81%	3%	82%	81%	1%
Full documentation loans	100%	100%	0%	100%	100%	0%
Loans Sold to Third Parties:
Loans	1,064	931	14%	2,882	2,736	5%
Principal	$377,213	$338,940	11%	$1,047,637	$1,006,194	4%

Income Taxes

Our overall effective income tax rates were 19.5% and 24.4% for the three and nine months ended September 30, 2019, respectively, and 20.8% and 19.8% for the three and nine months ended September 30, 2018, respectively.  The year-over-year increase in our effective tax rate for the nine months ended September 30, 2019 was due to a $10.2 million decrease in benefits from energy tax credits. This was partially offset by a $2.7 million increase in benefits recognized upon the vesting or exercise of equity awards, primarily due to a $2.3 million benefit related to the 2016 performance share units recognized during the 2019 third quarter.

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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of September 30, 2019.

We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At September 30, 2019 and December 31, 2018, there were $26.4 million and $27.8 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. We had $15.0 million outstanding under the Revolving Credit Facility as of September 30, 2019 and December 31, 2018. As of September 30, 2019, availability under the Revolving Credit Facility was approximately $958.6 million.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). Effective May 23, 2019, the Mortgage Repurchase Facility was amended to extend its termination date to May 21, 2020. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased on September 26, 2019 from $75 million to $100 million effective through October 24, 2019. The Mortgage Repurchase Facility also had a temporary increase in the maximum aggregate commitment from $75 million to $130 million on December 27, 2018 effective through January 25, 2019. At September 30, 2019 and December 31, 2018, HomeAmerican had $90.5 million and $116.8 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is based on a LIBOR rate or successor benchmark rate.

The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of September 30, 2019.

Dividends

During the three months ended September 30, 2019 and 2018, we paid dividends of $0.30 per share and $0.28 per share, respectively.

MDC Common Stock Repurchase Program

At September 30, 2019, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the three months ended September 30, 2019.

Consolidated Cash Flow

During the nine months ended September 30, 2019, we used $33.1 million of cash for operating activities, primarily due to: 1) a net increase in housing completed or under construction of $251.7 million, 2) a net increase in land and land under development of $10.5 million, 3) net gains on marketable equity securities of $7.9 million, 4) a net increase in trade and other receivables of $4.7 million and 5) a net increase in prepaid and other assets of $3.9 million. These amounts were partially offset by: 1) net income of $145.7 million, 2) non-cash add-backs to net income related to depreciation and stock-based compensation totaling $33.7 million, 3) a net decrease in mortgage loans held-for-sale of $32.2 million, 4) a net increase in accounts payable and accrued liabilities of $23.9 million and 4) a decrease in our net deferred tax assets of $9.5 million.

During the nine months ended September 30, 2019, we used $24.2 million of cash for investing activities, due to the purchase of $20.1 million in property and equipment and net purchases of marketable securities of $4.1 million.

During the nine months ended September 30, 2019, we used $64.4 million of cash for financing activities, primarily related to dividend payments totaling $54.3 million and net payments on our mortgage repurchase facility of $26.4 million. These amounts were slightly offset by net proceeds of $16.3 million from the net settlement of issuance of stock-based compensation awards.

Off-Balance Sheet Arrangements

Lot Option Purchase Contracts. In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At September 30, 2019, we had deposits of $23.9 million in the form of cash and $6.8 million in the form of letters of credit that secured option contracts to purchase 7,345 lots for a total estimated purchase price of $516.2 million.

Surety Bonds and Letters of Credit. At September 30, 2019, we had outstanding surety bonds and letters of credit totaling $251.1 million and $93.0 million, respectively, including $66.6 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $130.4 million and $49.8 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

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

As of September 30, 2019, our cash and cash equivalents included commercial bank deposits, money market funds and time deposits, with maturities of three months or less. As of September 30, 2019, our marketable securities included holdings in common stock and exchange traded funds.

We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments and debt. Derivative instruments utilized in the normal course of business by HomeAmerican include interest rate lock commitments and forward sales of mortgage-backed securities, which are used to manage the price risk on fluctuations in interest rates on our mortgage loans in inventory and interest rate lock commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed at September 30, 2019 had an aggregate principal balance of $155.1 million, all of which were under interest rate lock commitments at an average interest rate of 3.67%. In addition, HomeAmerican had mortgage loans held-for-sale with an aggregate principal balance of $113.6 million at September 30, 2019, of which $14.6 million had not yet been committed to a mortgage purchaser and had an average interest rate of 3.62%. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale which had not yet been committed to a mortgage purchaser, HomeAmerican had forward sales of securities totaling $131.5 million and $65.5 million at September 30, 2019 and December 31, 2018, respectively.

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

We utilize our Revolving Credit Facility, our Mortgage Repurchase Facility and senior notes in our financing strategy. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but do not affect our earnings or cash flows. We do not have an obligation to prepay our senior notes prior to maturity and, as a result, interest rate risk and changes in fair value do not have an impact on our financial position, results of operations or cash flows. For variable rate debt such as our Revolving Credit Facility and Mortgage Repurchase Facility, changes in interest rates generally do not affect the fair value of the outstanding borrowing on the debt facilities, but do affect our earnings and cash flows. See “Forward-Looking Statements” above.

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

(b)  Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company did not repurchase any shares during the three months ended September 30, 2019. Additionally, there were no sales of unregistered equity securities during the period.

Item 6.	Exhibits

10.1	Form of 2019 Performance Share Unit Grant Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed August 8, 2019). *

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018; and (v) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

____________________

* Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 30, 2019	M.D.C. HOLDINGS, INC.
(Registrant)

By: /s/ Robert N. Martin Robert N. Martin Senior Vice President, Chief Financial Officer and Principal Accounting Officer (principal financial officer and duly authorized officer)