Form 10-K
period 2019-12-31
MDC HOLDINGS INC
filed 2020-01-30
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(303) 773-1100

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange of which registered
Common Stock, $.01 par value	552676108	New York Stock Exchange
5.625% Senior Notes due February 2020	552676AP3	New York Stock Exchange
6.000% Senior Notes due January 2043	552676AQ1	New York Stock Exchange

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

As of June 30, 2019, the aggregate market value of the Registrants' common stock held by non-affiliates of the Registrants was $1.6 billion based on the closing sales price of $32.78 per share as reported on the New York Stock Exchange on June 28, 2019.

As of December 31, 2019, the number of shares outstanding of Registrant's common stock was 62,574,961.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of part III of this Form 10-K are incorporated by reference from the Registrant's 2020 definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year.

M.D.C. HOLDINGS, INC.

FORM 10-K

For the Year Ended December 31, 2019

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

Our financial services operations consist of (1) HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans primarily for our homebuyers, (2) Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”), which provides insurance coverage primarily to our homebuilding subsidiaries on homes that have been delivered and most of our subcontractors for completed work on those delivered homes, (3) StarAmerican Insurance Ltd., which is a re-insurer of Allegiant claims, (4) American Home Insurance Agency, Inc., which offers third-party insurance products to our homebuyers, and (5) American Home Title and Escrow Company, which provides title agency services to our homebuilding subsidiaries and our customers in certain states. For financial reporting, we have aggregated our financial services operating segments into reportable segments as follows: (1) mortgage operations (represents HomeAmerican only) and (2) other (all remaining operating segments).

(b) Available Information

We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, available free of charge on our website as soon as reasonably practicable after we file or furnish the materials electronically with the Securities and Exchange Commission (“SEC”). To obtain any of this information, go to our website, www.mdcholdings.com, and select “SEC Filings” from the “Financial Reports” menu. Our website includes our: (1) Corporate Governance Guidelines; (2) Corporate Code of Conduct; (3) Rules for Senior Financial Officers; (4) Audit Committee Procedures for Handling Confidential Complaints; and (5) charters for the Audit, Compensation, Legal and Corporate Governance/Nominating Committees. These materials may be obtained, free of charge, at www.mdcholdings.com (select “Governance”).

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

For 2019, the percentage of our home deliveries and home sale revenues by state were as follows:

	Percentage	Percentage
	of	of Home Sale
	Deliveries	Revenues
Arizona	19%	15%
California	15%	20%
Nevada	15%	14%
Oregon	1%	1%
Washington	5%	6%
West	55%	56%
Colorado	26%	30%
Utah	5%	5%
Mountain	31%	35%
Maryland	1%	0%
Virginia	2%	2%
Florida	11%	7%
East	14%	9%
Total	100%	100%

Our financial services operations include subsidiaries that provide mortgage financing, place title insurance and homeowner insurance for our homebuyers, and provide general liability insurance for our subsidiaries and most of our subcontractors.

Homebuilding Operations

Operating Divisions. The primary functions of our homebuilding segments include land acquisition and development, home construction, sales and marketing, and customer service. Operating decisions are made by our local management teams under the oversight of our Chief Operating Decision Maker (“CODM”), or decision-making group, defined as two key executives - our Chief Executive Officer and Chief Operating Officer. Our organizational structure (i.e., the grouping and reporting of divisions) changes based upon the current needs of the Company. We had 15 active homebuilding operating divisions at the end of each year ended December 31, 2019, 2018 and 2017, respectively.

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

Housing.  Generally, our homebuilding subsidiaries build single-family detached homes in a number of standardized series, designed to provide variety in the size and style of homes for our potential homebuyers. In certain markets, our homebuilding subsidiaries build and sell attached townhomes. Within each series of our single-family detached homes, our homebuilding subsidiaries build several different floor plans offering standard and optional features (such as upgraded appliances, cabinetry, flooring, etc.). Differences in sales prices of similar models from market-to-market depend primarily upon homebuyer demand, home prices offered by our competitors, market conditions (such as home inventory supply levels), location, cost of land, optional features and design specifications. The series of homes offered at a particular location is based on perceived customer preferences, lot size, area demographics and, in certain cases, the requirements of major land sellers and local municipalities. In general, our homebuilding subsidiaries focus on selling “to be built homes,” also referred to as “dirt sales,” and limit the number of homes started without a contract, also known as “spec homes.”

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

Backlog.  At December 31, 2019 and 2018, homes under contract but not yet delivered (“backlog”) totaled 3,801 and 2,936, respectively, with an estimated sales value of $1.75 billion and $1.43 billion, respectively. We anticipate that homes in backlog at December 31, 2019 generally will close during 2020 under their existing home order contracts or through the replacement of an existing contract with a new home order contract. The estimated backlog sales value at December 31, 2019 may be impacted by, among other things, subsequent home order cancellations, incentives provided, and/or options and upgrades selected. See “Forward-Looking Statements” above.

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

Pipeline. HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed (the “locked pipeline”) at December 31, 2019 and 2018 had an aggregate principal balance of approximately $104.5 million and $101.1 million, respectively, and were under interest rate lock commitments at an average interest rate of 3.72% and 4.78% respectively.

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

Employees.

The table below summarizes the approximate number of employees for our combined Homebuilding, combined Financial Services and Corporate segments at December 31, 2019 and 2018.

	December 31,
	2019	2018
Homebuilding	1,264	1,184
Financial Services	155	152
Corporate	237	245
Total	1,656	1,581

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

Many homeowners receive substantial tax benefits in the form of tax deductions against their personal taxable income for mortgage interest and property tax payments and the loss or reduction of these deductions could affect homeowners’ net cost of owning a home. Significant changes to existing tax laws, such as the ability to deduct mortgage interest and real property taxes, may result in an increase in the total cost of home ownership and may make the purchase of a home less attractive to buyers. This could adversely impact demand for and/or sales prices of new homes, which would have a negative impact on our business.

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

Our homebuilding operations also are affected by environmental laws and regulations pertaining to availability of water, municipal sewage treatment capacity, stormwater discharges, land use, hazardous waste disposal, dust controls, oil and gas operations, building materials, population density and preservation of endangered species, natural terrain and vegetation.

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

Due to the nature of our insurance operations, we have a significant amount of investments in marketable securities, the market value of which is subject to changes from period to period. Decreases in the market value of our marketable securities could have an adverse impact on our financial position, results of operations and cash flows.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

At December 31, 2019, we had 561 shareholders of record. The shares of our common stock are traded on the New York Stock Exchange under the trading symbol MDC. On January 28, 2019, the Company announced an 8% stock dividend that was distributed on February 28, 2019 to shareholders of record on February 14, 2019. On November 21, 2017, the Company announced an 8% stock dividend that was distributed on December 19, 2017 to shareholders of record on December 5, 2017. In accordance with Accounting Standards Codification Topic 260, “Earnings per Share”, basic and diluted earnings per share amounts, weighted-average shares outstanding, and dividends declared per share have been restated for all periods presented to reflect the effect of these stock dividends.

The table below sets forth the cash dividends declared and paid in 2019, 2018 and 2017.

				Total
	Date of	Date of	Dividend	Dividends
	Declaration	Payment	per Share	Paid
	(In thousands)
2019
First Quarter	01/28/19	02/27/19	$0.28	$17,019
Second Quarter	04/29/19	05/29/19	0.30	18,521
Third Quarter	07/22/19	08/21/19	0.30	18,700
Fourth Quarter	10/28/19	11/27/19	0.30	18,780
			$1.18	$73,020

2018
First Quarter	01/22/18	02/21/18	$0.28	$16,865
Second Quarter	04/30/18	05/23/18	0.28	16,928
Third Quarter	07/23/18	08/22/18	0.28	16,940
Fourth Quarter	10/22/18	11/21/18	0.28	16,984
			$1.11	$67,717

2017
First Quarter	01/23/17	02/22/17	$0.21	$12,897
Second Quarter	04/24/17	05/24/17	0.21	12,912
Third Quarter	07/24/17	08/23/17	0.21	12,984
Fourth Quarter	10/23/17	11/22/17	0.21	12,986
			$0.85	$51,779

On January 27, 2020, the Company declared a cash dividend of $0.33 per share payable February 26, 2020 to shareholders of record on February 12, 2020.

The following table provides information about our repurchases of common stock during the three months ended December 31, 2019:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number of Shares that may yet be Purchased under the Plan or Program (2)
October 1 to October 31, 2019	-	N/A	-	4,000,000
November 1 to November 30, 2019	-	N/A	-	4,000,000
December 1 to December 31, 2019	28,334	$38.16	-	4,000,000

(1)

Represents shares of common stock withheld by us to cover withholding taxes due, at the election of certain holders of nonvested shares, with market value approximating the amount of withholding taxes due.

(2)

We are authorized to repurchase up to 4,000,000 shares of our common stock. There were no shares of MDC common stock repurchased under this repurchase program during the years ended December 31, 2019, 2018 or 2017. This repurchase authorization has no expiration.

Performance Graph

Set forth below is a graph comparing the yearly change in the cumulative total return of MDC's common stock with the cumulative total return of the S&P 500® Stock Index and with that of a peer group of other homebuilders over the five-year period ended December 31, 2019, weighted as of the beginning of that period.

It is assumed in the graph that $100 was invested (1) in our common stock; (2) in the stocks of the companies in the S&P 500® Stock Index; and (3) in the stocks of the peer group companies, just prior to the commencement of the period and that all dividends received within a quarter were reinvested in that quarter. The peer group index is composed of the following companies: Beazer Homes USA, Inc., D.R. Horton, Inc., Hovnanian Enterprises, Inc., KB Home, Lennar Corporation, M/I Homes, Inc., Meritage Homes Corporation, NVR, Inc., PulteGroup, Inc. and Toll Brothers, Inc.

The stock price performance shown on the following graph is not indicative of future price performance.

Item 6.   Selected Financial Data.

The data in these tables and related footnotes should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements.

(1)

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except per share amounts)
Income Statement Data
Homebuilding revenues	$3,205,248	$2,981,811	$2,503,242	$2,262,853	$1,860,226
Financial services revenues	88,005	83,405	74,372	63,991	48,810
Total revenues	$3,293,253	$3,065,216	$2,577,614	$2,326,844	$1,909,036

Homebuilding pretax income (1)	$244,762	$217,494	$185,939	$115,378	$70,441
Financial services pretax income	60,227	46,360	43,793	36,403	30,983
Total income before income taxes	$304,989	$263,854	$229,732	$151,781	$101,424

Net income (1)	$238,312	$210,780	$141,835	$103,211	$65,791
Basic earnings per share (3)	$3.84	$3.46	$2.35	$1.72	$1.10
Diluted earnings per share (3)	$3.72	$3.39	$2.30	$1.71	$1.09
Weighted Average Common Shares Outstanding:
Basic (3)	61,616,988	60,571,123	60,117,021	59,821,090	59,722,731
Diluted (3)	63,702,666	61,830,761	61,453,578	60,007,954	59,971,132

Balance Sheet Data
Cash and cash equivalents	$459,933	$463,776	$505,428	$282,909	$180,988
Marketable securities	$56,747	$40,879	$91,638	$96,206	$103,694
Total inventories	$2,366,575	$2,132,994	$1,829,736	$1,758,814	$1,763,962
Total assets	$3,338,356	$3,001,077	$2,780,292	$2,528,589	$2,415,899
Senior notes, net (2)	$989,422	$987,967	$986,597	$841,646	$840,524
Mortgage repurchase facility	$149,616	$116,815	$112,340	$114,485	$88,611
Stockholders' equity	$1,782,485	$1,576,000	$1,407,287	$1,320,070	$1,256,292
Stockholders' equity per common share (3)	$28.49	$25.78	$23.22	$21.98	$20.98
Cash dividends declared per share (3)	$1.18	$1.11	$0.85	$0.81	$0.81

Operational Data
Homes delivered (units)	6,974	6,197	5,541	5,054	4,390
Average selling price	$460	$481	$451	$447	$421
Net new orders (units)	7,839	5,974	5,816	5,606	5,203
Homes in backlog at period end (units)	3,801	2,936	3,159	2,884	2,332
Estimated backlog sales value at period end	$1,745,000	$1,426,000	$1,602,000	$1,382,000	$1,054,000
Estimated average selling price of homes in backlog	$459	$486	$507	$479	$452
Active subdivisions at period-end	185	166	151	164	167

(2)	During 2017, we realized a pretax gain of $53.6 million on investment sales.

(3)	During 2017, we issued an additional $150.0 million of our 6.000% senior notes due January 2043 for net proceeds of $146.5 million.

(4)	As a result of the stock dividends distributed during 2019, 2017 and 2016, the balances for the years ended December 31, 2018, 2017, 2016 and 2015 have been adjusted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in “Item 1A, Risk Factors Relating to our Business.” This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

	2019	2018	2017
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$3,205,248	$2,981,811	$2,498,695
Land sale revenues	-	-	4,547
Total homebuilding revenues	3,205,248	2,981,811	2,503,242
Home cost of sales	(2,600,196)	(2,415,139)	(2,073,833)
Land cost of sales	-	-	(4,440)
Inventory impairments	(935)	(21,850)	(10,010)
Total cost of sales	(2,601,131)	(2,436,989)	(2,088,283)
Gross profit	604,117	544,822	414,959
Gross margin %	18.8%	18.3%	16.6%
Selling, general and administrative expenses	(362,790)	(329,801)	(287,488)
Interest and other income	9,070	7,718	61,336
Other expense	(5,635)	(5,245)	(2,868)
Homebuilding pretax income	244,762	217,494	185,939

Financial Services:
Revenues	88,005	83,405	74,372
Expenses	(45,001)	(38,200)	(34,534)
Other income (expense), net	17,223	1,155	3,955
Financial services pretax income	60,227	46,360	43,793

Income before income taxes	304,989	263,854	229,732
Provision for income taxes	(66,677)	(53,074)	(87,897)
Net income	$238,312	$210,780	$141,835

Earnings per share:
Basic	$3.84	$3.46	$2.35
Diluted	$3.72	$3.39	$2.30

Weighted average common shares outstanding:
Basic	61,616,988	60,571,123	60,117,021
Diluted	63,702,666	61,830,761	61,453,578

Cash dividends declared per share	$1.18	$1.11	$0.85

Cash provided by (used in):
Operating Activities	$57,833	$(7,906)	$70,506
Investing Activities	$(28,785)	$20,214	$57,790
Financing Activities	$(24,975)	$(56,409)	$99,257

EXECUTIVE SUMMARY

Overview

Results for the Twelve Months Ended December 31, 2019

For the year ended December 31, 2019, we reported net income of $238.3 million, or $3.72 per diluted share, a 13% increase compared to net income of $210.8 million, or $3.39 per diluted share, for the prior year period. The increase was partly the result of a $27.3 million increase in pretax income from homebuilding operations due to a 7% increase in home sale revenues and a 50 basis point improvement in gross margin from home sales. Additionally, net income benefited from investments in equity securities held by our insurance entities that resulted in an $11.8 million net gain on equity securities in the current year as compared to a $3.7 million net loss in the prior year. These increases were slightly offset by a higher effective tax rate in 2019 as our 2018 effective tax rate included a larger benefit from energy tax credits than 2019.

Home sale revenues increased from $2.98 billion in 2018 to $3.21 billion in 2019. The $223.4 million increase was the result of a 13% increase in the number of homes delivered, which was slightly offset by a 4% decrease in the average selling price of those homes.

The dollar value of our net new home orders increased 26% from the prior year period, driven by a 31% increase in the number of net new orders. The increase in net new orders was the result of a 17% increase in the number of average active communities and a 13% increase in our monthly sales absorption pace. The increase in our monthly absorption rate was in part due to our more affordable product offerings, which accounted for 60% of our net new orders during 2019 compared to 49% a year ago.

Industry Conditions and Outlook for MDC*

The homebuilding industry remained strong in 2019 as it benefited from solid economic fundamentals including low interest rates, strong consumer confidence and a low unemployment rate. The industry continued to see a shift in focus to more affordable homes following several years of above average home price appreciation and declining home inventories, which created home affordability concerns in many markets. We believe that the increased availability of more affordable home offerings will help drive growth for our industry as these homes meet the needs of the large and underserved populations of first-time and move-down homebuyers.

Strong order activity during the second half of 2019 resulted in a 22% year-over-year increase in the dollar value of our backlog to $1.75 billion at the end of 2019. Additionally, the strong order activity allowed us to increase pricing in the majority of our communities, resulting in a year-over-year increase in the estimated average gross margin of our homes in backlog at December 31, 2019. The improvement to our backlog provides us with the opportunity for significant year-over-year increases in home sale revenues and pretax income in coming quarters.

We continue to invest in our more affordable product offerings as approximately 75% of the over 12,000 lots we approved during the year are planned for our more affordable offerings. We approved more than 4,700 lots in the fourth quarter alone, up over 200% from the same quarter in the prior year. As a result of this robust lot approval activity, our year-end supply of lots controlled exceeded 27,000, which was our highest level in more than a decade.

At the end of 2019, our financial position remained strong, as evidenced by total liquidity of $1.51 billion and a year-over-year decrease in our debt-to-capital ratio. Already in 2020, we have focused on further improvement to our balance sheet through the issuance of $300 million of 10-year senior notes at a rate of 3.850%, which is the lowest rate for any senior note issuance in our Company’s history. With strong capital resources available, we remain focused on taking steps to drive the continued growth of our business, with a goal of driving our active community count higher for a third consecutive year in 2020.

* See “Forward-Looking Statements” above.

Homebuilding

Pretax Income (Loss)

	Year Ended December 31,
		Change			Change
	2019	Amount	%	2018	Amount	%	2017
	(Dollars in thousands)
West	$163,069	$34,240	27%	$128,829	$49,110	62%	$79,719
Mountain	136,313	1,603	1%	134,710	48,282	56%	86,428
East	9,857	(2,754)	(22)%	12,611	(1,807)	(13)%	14,418
Corporate	(64,477)	(5,821)	(10)%	(58,656)	(64,030)	N/M	5,374
Total homebuilding pretax income	$244,762	$27,268	13%	$217,494	$31,555	17%	$185,939

N/M – Not meaningful

Homebuilding pretax income for 2019 was $244.8 million, an increase of $27.3 million from $217.5 million for the year ended December 31, 2018. The increase was primarily attributable to a 7% increase in home sale revenues as well as a 50 basis point improvement in gross margin from home sales.

Our West Segment experienced a $34.2 million year-over-year improvement in pretax income, primarily due to a 13% increase in home sale revenues and an improved gross margin. Our Mountain segment experienced a $1.6 million increase in pretax income from the prior year, primarily due to a 5% increase in home sale revenues, which was partially offset by increased marketing expenses driven by a higher average active community count. Our East segment experienced a $2.8 million decrease in pretax income from the prior year, mainly due to a 9% decrease in home sale revenues. Our Corporate segment experienced a $5.8 million increase in pretax loss, due mostly to a year-over-year increase in stock-based compensation expense associated with performance-based equity awards that were granted in 2017 and 2018.

Assets

	December 31,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
West	$1,461,645	$1,301,374	$160,271	12%
Mountain	869,665	793,150	76,515	10%
East	194,592	169,485	25,107	15%
Corporate	505,507	484,193	21,314	4%
Total homebuilding assets	$3,031,409	$2,748,202	$283,207	10%

Total homebuilding assets increased 10% from December 31, 2018 to December 31, 2019. Increases in each of our homebuilding segments were the result of increases in our inventory balances. These increases were driven by a greater number of lots acquired during 2019 than those delivered to homebuyers during the year as well as an increase in homes completed or under construction as of year-end. The increase in our Corporate segment was the result of the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases on January 1, 2019, which requires a lessee to recognize a right-of-use asset and a corresponding lease liability, primarily related to our corporate office.

New Home Deliveries & Home Sale Revenues:

Changes in home sale revenues are impacted by changes in the number of new homes delivered and the average selling price of those delivered homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	Year Ended December 31,
	2019			2018			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
West	3,763	$1,771,061	$470.7	3,244	$1,567,141	$483.1	16%	13%	(3)%
Mountain	2,242	1,131,568	504.7	2,118	1,080,475	510.1	6%	5%	(1)%
East	969	302,619	312.3	835	334,195	400.2	16%	(9)%	(22)%
Total	6,974	$3,205,248	$459.6	6,197	$2,981,811	$481.2	13%	7%	(4)%

	Year Ended December 31,
	2018			2017			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
West	3,244	$1,567,141	$483.1	2,990	$1,316,069	$440.2	8%	19%	10%
Mountain	2,118	1,080,475	510.1	1,691	801,644	474.1	25%	35%	8%
East	835	334,195	400.2	860	380,982	443.0	(3)%	(12)%	(10)%
Total	6,197	$2,981,811	$481.2	5,541	$2,498,695	$450.9	12%	19%	7%

West Segment Commentary

For the year ended December 31, 2019, the increase in new home deliveries was the result of a 5% increase in the number of homes in backlog to begin the year along with a year-over-year increase in net new orders in all of our Western markets resulting in increased deliveries in the second half of 2019. The average selling price of homes delivered decreased as a result of a decline in the percentage of deliveries coming from our higher priced communities in Southern California. In addition, a greater percentage of closings within all of our Western markets during the current year were from our more affordable product offerings.

Mountain Segment Commentary

For the year ended December 31, 2019, new home deliveries increased 6% driven by improved backlog conversion rates in our Colorado markets and an increase in net new orders in each of our Mountain markets resulting in increased deliveries in the second half of 2019. Backlog conversion rates in Colorado benefited from cycle time improvements as a result of (1) an increase in the percentage of SeasonsTM deliveries, which have some of the shortest cycle times of all of our product offerings and (2) improved cycle times across all of our product offerings in these markets. These improvements in net new orders and backlog conversion were partially offset by a 17% decrease in homes in backlog to begin the year.

East Segment Commentary

For the year ended December 31, 2019, the decrease in the average selling price of homes delivered in our East segment was due to a change in mix resulting from (1) a higher percentage of our deliveries coming from our Florida markets, which have a lower average selling price than our mid-Atlantic market and (2) a higher percentage of deliveries in this segment coming from communities that offer more affordable home plans. The increase in new home deliveries was driven by a year-over-year increase in net new orders in all of our East markets resulting in increased deliveries in the second half of 2019 as well as shorter cycle times as a higher percentage of our deliveries were from our more affordable product offerings. These improvements in backlog conversion and net new orders were partially offset by a 19% decrease in homes in backlog to begin the year.

Gross Margin

Our gross margin from home sales for the year ended December 31, 2019 increased 50 basis points year-over-year from 18.3% to 18.8%. During the years ended December 31, 2019 and 2018, we recorded inventory impairments of $0.9 million and $21.9 million, respectively. The impairments recorded in 2018 negatively impacted gross margin by 70 basis points, while the impairments recorded in 2019 did not have a significant impact on gross margin. See below for further discussion of the inventory impairments.

Inventory Impairments

During the year ended December 31, 2019, we recorded $0.9 million of inventory impairments, of which $0.4 million related to two projects in our East segment, $0.4 million related to one project in our Mountain segment, and $0.1 million related to one project in our West segment.

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

Inventory impairments recognized by segment for the years ended December 31, 2019, 2018 and 2017 are shown in the table below.

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$100	$2,860	$4,733
Mountain	-	417	390
East	435	1,227	2,720
Subtotal	535	4,504	7,843
Land and Land Under Development:
West	-	16,198	1,252
Mountain	400	958	380
East	-	190	535
Subtotal	400	17,346	2,167
Total Inventory Impairments	$935	$21,850	$10,010

The table below provides quantitative data, for the periods presented, used in determining the fair value of the impaired inventory.

	Impairment Data				Quantitative Data
Three Months Ended	Total Subdivisions Tested	Inventory Impairments	Fair Value of Inventory After Impairments	Number of Subdivisions Impaired	Discount Rate
	(Dollars in thousands)
March 31, 2019	16	$610	$10,476	2		N/A
June 30, 2019	12	$-	-	0		N/A
September 30, 2019	16	$-	-	0		N/A
December 31, 2019	14	$325	3,948	2		N/A
Total		$935

March 31, 2018	24	$550	$5,223	2		12%
June 30, 2018	17	$200	$767	1		12%
September 30, 2018	17	$11,098	$29,874	2	12%	-	18%
December 31, 2018	20	$10,002	$32,248	10	12%	-	18%
Total		$21,850

March 31, 2017	33	$4,850	$19,952	2	12%	-	18%
June 30, 2017	35	$-	-	0		N/A
September 30, 2017	33	$4,540	$52,190	9	10%	-	15%
December 31, 2017	23	$620	$14,245	2	10%	-	12%
Total		$10,010

Selling, General and Administrative Expenses

	Year Ended December 31,
	2019	Change	2018	Change	2017
	(Dollars in thousands)
General and administrative expenses	$175,027	$13,348	$161,679	$24,005	$137,674
General and administrative expenses as a percentage of home sale revenues	5.5%	10 bps	5.4%	(10) bps	5.5%

Marketing expenses	$81,615	$11,493	$70,122	$3,734	$66,388
Marketing expenses as a percentage of home sale revenues	2.5%	10 bps	2.4%	(30) bps	2.7%

Commissions expenses	$106,148	$8,148	$98,000	$14,574	$83,426
Commissions expenses as a percentage of home sale revenues	3.3%	0 bps	3.3%	0 bps	3.3%
Total selling, general and administrative expenses	$362,790	$32,989	$329,801	$42,313	$287,488
Total selling, general and administrative expenses as a percentage of home sale revenues (SG&A Rate)	11.3%	20 bps	11.1%	(40) bps	11.5%

For the year ended December 31, 2019, the increase in our general and administrative expenses was due to increased compensation-related expenses driven by a $12.0 million year-over-year increase in stock-based compensation expense, mainly due to performance-based equity awards that were granted in 2017 and 2018. These performance-based awards are earned based on achieving various levels of home sale revenues growth and maintaining a required gross margin over a three year performance period. Based on the 31% increase in net new orders for the year and the dollar value of homes in backlog at December 31, 2019, a large portion of the expense associated with these awards was recognized during the year due to the increased probability of achieving the maximum revenue goals as provided in the respective awards.

For the year ended December 31, 2019, marketing expenses increased due to the following: 1) increased deferred selling amortization driven by increased home closings, 2) increased sales office expense and product advertising resulting from an increased number of average active subdivisions; and, 3) increased compensation expense as we have added sales personnel due to our growing community count.

Other Homebuilding Operating Data

Net New Orders and Active Subdivisions:

Changes in the dollar value of net new orders are impacted by changes in the number of net new orders and the average selling price of those homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	Year Ended December 31,
	2019				2018				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *
	(Dollars in thousands)
West	4,263	$1,963,489	$460.6	3.91	3,316	$1,535,438	$463.0	3.71	29%	28%	(1)%	5%
Mountain	2,410	1,189,193	493.4	3.04	1,908	972,826	509.9	2.63	26%	22%	(3)%	15%
East	1,166	342,469	293.7	3.68	750	262,518	350.0	2.78	55%	30%	(16)%	32%
Total	7,839	$3,495,151	$445.9	3.56	5,974	$2,770,782	$463.8	3.16	31%	26%	(4)%	13%

	Year Ended December 31,
	2018				2017				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate*
	(Dollars in thousands)
West	3,316	$1,535,438	$463.0	3.71	3,094	$1,435,474	$464.0	3.47	7%	7%	(0)%	7%
Mountain	1,908	972,826	509.9	2.63	1,876	919,875	490.3	3.05	2%	6%	4%	(14)%
East	750	262,518	350.0	2.78	846	343,148	405.6	2.37	(11)%	(23)%	(14)%	17%
Total	5,974	$2,770,782	$463.8	3.16	5,816	$2,698,497	$464.0	3.12	3%	3%	(0)%	1%

* Calculated as total net new orders in period ÷ average active communities during period ÷ number of months in period

	Active Subdivisions			Average Active Subdivisions
	December 31,			Year Ended December 31,
	2019	% Change	2018	2019	% Change	2018
West	89	13%	79	90	20%	75
Mountain	65	(3)%	67	66	10%	60
East	31	55%	20	27	23%	22
Total	185	11%	166	183	17%	157

West Segment Commentary

For the year ended December 31, 2019, the increase in net new orders was driven by increases in the number of average active subdivisions as well as the monthly sales absorption rate. Average active subdivisions increased in all of our markets in this segment, with California, Nevada and Washington experiencing the largest increases. The increase in the monthly sales absorption pace was driven by the Phoenix market due to a shift in product mix to more affordable home offerings.

Mountain Segment Commentary

For the year ended December 31, 2019, the increase in net new orders was due to increases in both the monthly sales absorption rates and average active subdivisions. Our Colorado markets were the main driver for the year-over-year increase in sales pace as a result of the demand for our expanded offering of more affordable home plans. Both Utah and Colorado experienced a higher average active community count during 2019, with Utah contributing most significantly to the segment’s increase. The decrease in average selling price is due to a shift in mix to lower priced communities, consistent with our ongoing focus on offering more affordable home plans.

East Segment Commentary

For the year ended December 31, 2019, the increase in net new orders was driven by increases in the monthly sales absorption rates and the number of average active subdivisions. The improved sales pace was primarily due to a shift in product mix to more affordable homes in our Florida markets, while we experienced an increase in average active subdivisions in both our Florida and mid-Atlantic markets. The decrease in the average selling price of net new orders is due to mix as a result of: (1) a higher percentage of our net new orders coming from an expanded offering of more affordable home plans, due to an increasing level of demand for these plans, and (2) a higher percentage of our net new orders coming from our Florida markets, which have a lower average selling price than our mid-Atlantic operations.

Cancellation Rate:

	Cancellations As a Percentage of Gross Sales
	Year Ended December 31,
	2019	Change	2018	Change	2017
West	18%	(2)%	20%	2%	18%
Mountain	24%	(3)%	27%	5%	22%
East	24%	(8)%	32%	9%	23%
Total	21%	(3)%	24%	4%	20%

Our cancellations as a percentage of gross sales (“cancellation rate”) decreased from 24% for the year ended December 31, 2018 to 21% for the year ended December 31, 2019. Each of our segments experienced lower cancellation rates as compared to the prior year, with our East segment seeing the most significant decrease as it benefited from the implementation of additional underwriting procedures prior to the acceptance of new home contracts.

Consistent with our quarterly homebuilding operating data provided, we have also included below the cancellations as a percentage of homes in beginning backlog for each quarter during the years ended December 31, 2019 and 2018.

	Cancellations As a Percentage of Homes in Beginning Backlog
	2019				2018
	Three Months Ended
	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
West	11%	12%	13%	14%	11%	10%	10%	14%
Mountain	14%	16%	13%	14%	16%	12%	12%	11%
East	17%	22%	18%	11%	18%	20%	17%	23%
Total	13%	15%	14%	14%	14%	12%	12%	14%

Backlog:

	At December 31,
	2019			2018			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
West	2,023	$960,057	$474.6	1,523	$756,335	$496.6	33%	27%	(4)%
Mountain	1,211	624,672	515.8	1,043	550,329	527.6	16%	14%	(2)%
East	567	160,618	283.3	370	119,303	322.4	53%	35%	(12)%
Total	3,801	$1,745,347	$459.2	2,936	$1,425,967	$485.7	29%	22%	(5)%

At December 31, 2019, we had 3,801 homes in backlog with a total value of $1.75 billion, representing respective increases of 29% and 22% from December 31, 2018. The increase in the number of homes in backlog is primarily a result of the year-over-year increase in net new orders in the second half of 2019, offset slightly by an increase in backlog conversion rates due to improved cycle times. The decrease in the average selling price of homes in backlog is due to a shift in mix to lower priced communities, consistent with our ongoing strategy of offering more affordable home plans, as well as a shift in geographical mix with an increased proportion of net new orders coming from our Arizona (West segment) and Florida (East segment) markets, which have the lowest average selling prices in our Company.

Homes Completed or Under Construction:

	December 31,
	2019	2018	% Change
Unsold:
Completed	122	179	(32)%
Under construction	255	263	(3)%
Total unsold started homes	377	442	(15)%
Sold homes under construction or completed	2,779	2,219	25%
Model homes under construction or completed	473	407	16%
Total homes completed or under construction	3,629	3,068	18%

Both the increase in sold homes under construction or completed and the decrease in unsold started homes are due to the increased demand we have experienced as a result of our increased offering of more affordable home plans.

Lots Owned and Optioned (including homes completed or under construction):

	December 31, 2019			December 31, 2018
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total	Total % Change
West	9,538	2,805	12,343	8,093	3,004	11,097	11%
Mountain	6,654	3,879	10,533	6,305	2,477	8,782	20%
East	2,313	2,197	4,510	1,899	1,409	3,308	36%
Total	18,505	8,881	27,386	16,297	6,890	23,187	18%

Our total owned and optioned lots at December 31, 2019 were 27,386, up 18% from December 31, 2018, due to our land acquisition approval activity over the past year across nearly all of our markets. We believe that our total lot supply can support growth in future periods. See "Forward-Looking Statements" above.

Financial Services

	Year Ended December 31,
		Change			Change
	2019	Amount	%	2018	Amount	%	2017
	(Dollars in thousands)
Financial services revenues
Mortgage operations	$55,222	$1,746	3%	$53,476	$4,635	9%	$48,841
Other	32,783	2,854	10%	29,929	4,398	17%	25,531
Total financial services revenues	$88,005	$4,600	6%	$83,405	$9,033	12%	$74,372

Financial services pretax income
Mortgage operations	$29,312	$(2,608)	(8)%	$31,920	$3,292	11%	$28,628
Other	30,915	16,475	114%	14,440	(725)	(5)%	15,165
Total financial services pretax income	$60,227	$13,867	30%	$46,360	$2,567	6%	$43,793

For the year ended December 31, 2019, our financial services pretax income increased $14.0 million, or 30% from the same period in the prior year. This was primarily due to increases in the market value of investments in equity securities held by our insurance entities that resulted in an $11.8 million net gain on equity securities in the current year as compared to a $3.7 million net loss in the prior year. Pretax income for our mortgage segment decreased $2.6 million year-over-year primarily due to the settlement of outstanding claims relating to loans originated by HomeAmerican prior to 2009.

The table below sets forth information for our mortgage operations relating to mortgage loans originated and capture rate.

	Year Ended December 31,
	2019	% or Percentage Change	2018	% or Percentage Change	2017
	(Dollars in thousands)
Total Originations:
Loans	4,361	15%	3,783	9%	3,475
Principal	$1,585,487	15%	$1,380,164	12%	$1,227,073
Capture Rate Data:
Capture rate as % of all homes delivered	62%	1%	61%	(1)%	62%
Capture rate as % of all homes delivered (excludes cash sales)	67%	1%	66%	0%	66%
Mortgage Loan Origination Product Mix:
FHA loans	19%	4%	15%	(4)%	19%
Other government loans (VA & USDA)	20%	1%	19%	(1)%	20%
Total government loans	39%	5%	34%	(5)%	39%
Conventional loans	61%	(5)%	66%	5%	61%
	100%	0%	100%	0%	100%
Loan Type:
Fixed rate	98%	1%	97%	0%	97%
ARM	2%	(1)%	3%	0%	3%
Credit Quality:
Average FICO Score	738	(0)%	741	1%	735
Other Data:
Average Combined LTV ratio	83%	2%	81%	(2)%	83%
Full documentation loans	100%	0%	100%	0%	100%

Loans Sold to Third Parties:
Loans	4,217	13%	3,738	7%	3,502
Principal	$1,532,214	12%	$1,364,246	11%	$1,228,710

Income Taxes

We recorded income tax expense of $66.7 million, $53.1 million, and $87.9 million for the years ended December 31, 2019, 2018 and 2017, respectively, resulting in effective income tax rates of 21.9%, 20.1%, and 38.3%, respectively.

The year-over-year change in our effective tax rate from 2018 to 2019 was impacted by the following items:

(1) Our effective tax rate in 2019 includes a $2.8 million benefit from share based awards vested or exercised during the year compared to a $0.4 million expense during the prior year.

(2) Our effective tax rate in 2019 includes a $1.6 million benefit due to a decrease in our liability for uncertain tax positions, while our effective tax rate in 2018 included a $4.7 million expense due to an increase in our liability for uncertain tax positions.

(3) Our effective tax rate in 2018 included a larger benefit from energy tax credits than 2019.

(4) Our effective tax rate in 2018 included the benefit of certain tax method changes that were implemented with the filing of our 2017 Federal tax return.

LIQUIDITY AND CAPITAL RESOURCES

We use our liquidity and capital resources to (1) support our operations, including the purchase of land, land development and construction of homes; (2) provide working capital; and (3) provide mortgage loans for our homebuyers. Our liquidity includes our cash and cash equivalents, marketable securities, Revolving Credit Facility (as defined below) and Mortgage Repurchase Facility (as defined below). Additionally, we have an existing effective shelf registration statement that allows us to issue equity, debt or hybrid securities up to $2.0 billion. Following the issuance of $300 million of 3.850% senior notes on January 9, 2020 (see Note 24 for further discussion), $1.70 billion remains on our effective shelf registration statement.

We have marketable equity securities that consist primarily of holdings in common stocks and exchange traded funds.

Capital Resources

Our capital structure is primarily a combination of (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our 5.625% senior notes due 2020, 5.500% senior notes due 2024 and our 6.000% senior notes due 2043; (3) our Revolving Credit Facility and (4) our Mortgage Repurchase Facility. On January 9, 2020, we completed an offering of $300 million of 3.850% senior notes due January 2030 (see Note 24, Subsequent Events, in the notes to the financial statements for further discussion). Because of our current balance of cash, cash equivalents, marketable securities, ability to access the capital markets, and available capacity under both our Revolving Credit Facility and Mortgage Repurchase Facility, we believe that our capital resources are adequate to satisfy our short and long-term capital requirements, including meeting future payments on our senior notes as they become due. See “Forward-Looking Statements” above.

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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of December 31, 2019.

As of December 31, 2019, we had $15.0 million in borrowings and $23.5 million in letters of credit outstanding under the Revolving Credit Facility, leaving remaining borrowing capacity of $961.5 million.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). Effective May 23, 2019, the Mortgage Repurchase Facility was amended to extend its termination date to May 21, 2020. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased on December 24, 2019 from $75 million to $150 million and was effective through January 22, 2020. The Mortgage Repurchase Facility also had a temporary increase in the maximum aggregate commitment from $75 million to $130 million from December 27, 2018 through January 25, 2019. At December 31, 2019 and 2018, HomeAmerican had $149.6 million and $116.8 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is based on a LIBOR rate or a successor benchmark rate.

The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of December 31, 2019.

Dividends

In the years ended December 31, 2019 and 2018, we paid dividends of $1.18 per share and $1.11 per share, respectively. In addition to the cash dividends paid, the Company distributed a stock dividend of 8% during 2019.

MDC Common Stock Repurchase Program

At December 31, 2019, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock under this repurchase program during the year ended December 31, 2019.

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

Operating Cash Flow Activities

For the year ended December 31, 2019, net cash provided by operating activities was $57.8 million compared with net cash used in operating activities of $7.9 million in the prior year. Cash used to increase housing completed or under construction was $83.5 million for the year ended December 31, 2019 as our homes in inventory increased by 561 homes year-over-year. Cash used to increase housing completed or under construction was only $12.1 million in the prior year as homes in inventory remained relatively flat compared to December 31, 2017. During the year ended December 31, 2019, cash used to increase land and land under development was $149.6 million compared to $304.3 million in the prior year. The most significant source of cash provided by operating activities in all years was net income.

Investing Flow Activities

For the year ended December 31, 2019, net cash used in investing activities was $28.8 million compared to cash provided by investing activities of $20.2 million in the prior year. The primary driver of this decrease in cash from investing activities relates to proceeds of $50.0 million received in the prior year upon the maturity of investments in debt securities. Cash used to purchase property and equipment and net cash used to purchase marketable equity securities remained consistent year-over-year.

Financing Cash Flow Activities

For the year ended December 31, 2019, net cash used in financing activities was $25.0 million compared to $56.4 million in the prior year. The primary driver of this decrease in cash used in financing activities is due to an increase in advances on the mortgage repurchase facility driven by the increase in mortgage loans held-for-sale as of December 31, 2019. Cash used to fund dividend payments increased slightly year-over year as a result of the 8% stock dividend issued in February 2019, but was offset by an increase in cash received from a greater number of stock-options exercised during the year.

Off-Balance Sheet Arrangements

Lot Option Purchase Contracts. In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At December 31, 2019, we had deposits of $27.4 million in the form of cash and $7.2 million in the form of letters of credit that secured option contracts to purchase 8,881 lots for a total estimated purchase price of $670.3 million.

Surety Bonds and Letters of Credit. At December 31, 2019, we had outstanding surety bonds and letters of credit totaling $264.0 million and $98.7 million, respectively, including $75.2 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $136.1 million and $64.7 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

We have made no material guarantees with respect to third-party obligations.

Contractual Obligations

The table below summarizes our known contractual obligations at December 31, 2019.

	Payments due by Period (in thousands)
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Senior notes	$1,000,000	$250,000	$-	$250,000	$500,000
Interest on senior notes	773,906	50,781	87,500	80,625	555,000
Operating leases	37,775	6,300	13,019	10,167	8,289
Total (1)	$1,811,681	$307,081	$100,519	$340,792	$1,063,289

(1)

The table above excludes $149.6 million of mortgage loans that we are obligated to repurchase under our Mortgage Repurchase Facility since it is not long-term indebtedness. Additionally, there were outstanding performance bonds and letters of credit totaling approximately $264.0 million and $98.7 million, respectively, at December 31, 2019, which have been excluded from the table above due to the uncertainty as to whether any payments may be made.

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

We generally do not record the sale of a home or recognize the associated revenue if the following criteria are present: (1) HomeAmerican originates the mortgage loan and has not sold the mortgage loan, or loans, as of the end of the pertinent reporting period; and (2) the homebuyer does not meet certain collectability thresholds, based on the type of mortgage loan, related to their credit score, debt to income ratio and loan to value ratio. The deferral is subsequently recognized at the time HomeAmerican sells the respective loan to a third-party purchaser. In the event the gross margin is a loss, we recognize such loss at the time the home is closed.

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

As of December 31, 2019, our cash and cash equivalents included commercial bank deposits and money market funds, with maturities of three months or less. As of December 31, 2019, we had marketable securities, which consisted of holdings in common stock and exchange traded funds.

We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments and debt. Derivative instruments utilized in the normal course of business by HomeAmerican include interest rate lock commitments and forward sales of mortgage-backed securities, which are used to manage the price risk on fluctuations in interest rates on our mortgage loans in inventory and interest rate lock commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed at December 31, 2019 had an aggregate principal balance of $104.5 million, all of which were under interest rate lock commitments at an average interest rate of 3.72%. In addition, HomeAmerican had mortgage loans held-for-sale with an aggregate principal balance of $191.3 million at December 31, 2019, of which $58.5 million had not yet been committed to a mortgage purchaser and had an average interest rate of 3.66%. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale which had not yet been committed to a mortgage purchaser, HomeAmerican had forward sales of securities totaling $108.5 million and $65.5 million at December 31, 2019 and 2018, respectively.

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

At December 31, 2019, we had $149.6 million of mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported under Mortgage Repurchase Facility in the consolidated balance sheets. The following table provides the maturities, average interest rate and estimated fair value of significant financial instruments that are sensitive to changes in interest rates at December 31, 2019.

	Maturities through December 31,							Estimated
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
	(Dollars in thousands)
Assets:
Mortgage loans held for sale (1)
Fixed Rate	$185,941	$-	$-	$-	$-	$-	$185,941	$191,634
Average interest rate	3.75%						3.75%
Variable Interest Rate	5,327	$-	$-	$-	$-	$-	$5,327	$5,387
Average interest rate	3.39%						3.39%

Liabilities:
Fixed rate debt	$250,000	$-	$-	$-	$250,000	$500,000	$1,000,000	$1,051,025
Average interest rate	5.63%				5.50%	6.00%	5.78%
Mortgage facility	$149,616	$-	$-	$-	$-	$-	$149,616	$149,616
Average interest rate	3.63%						3.63%

Derivative Financial Instruments:
Commitments to originate mortgage loans
Notional amount	$104,491	$-	$-	$-	$-	$-	$104,491	$220
Average interest rate	3.72%						3.72%
Forward sales of mortgage backed securities
Notional amount	$108,500	$-	$-	$-	$-	$-	$108,500	$(131)
Average interest rate	3.01%						3.01%

(1)	All the amounts in this line reflect the expected 2020 disposition of these loans rather than the actual scheduled maturity dates of these mortgages.

Item 8. Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

M.D.C. Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of M.D.C. Holdings, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated January 30, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of Inventories for Impairment
Description of the Matter

For the year ended December 31, 2019, impairment expense of $0.94 million was recorded compared to total inventories of $2.4 billion. As more fully described in Note 1 to the consolidated financial statements, management evaluates inventories for impairment at each quarter end on a subdivision level basis and this includes, among other things, reviewing estimated future undiscounted cash flows.

Auditing the Company’s evaluation of inventories for impairment involved subjective auditor judgment to evaluate management’s estimate of the home sales assumption included in the estimated future undiscounted cash flows. The estimated future home sales revenue assumption is highly judgmental as it is a forward-looking assumption that can be significantly affected by sub-market information including competition, customer demand for size and style of homes, and pricing trends in home sale orders. This assumption can have a significant impact on the results of the analysis of subdivisions for impairment.

How We Addressed the Matter in Our Audit

We tested the Company’s internal controls over the inventory impairment process. Among other procedures, this included testing controls over management’s review of the future home sales revenue significant assumption and their comparison of the forecasted revenue amounts to the historical average sales price and sales price trends and analysis of this information.

Our testing of the Company's impairment analysis included, among other procedures, evaluating the significant assumptions and operating data used to estimate the future undiscounted cash flows. To test the home sales revenue assumption included in the estimated future undiscounted cash flows we compared the home sales revenue assumption to historical subdivision operating trends, performed sensitivity analyses over the home sales revenue assumption and evaluated sub-market industry data.

Evaluation of Insurance Reserves
Description of the Matter

At December 31, 2019, the insurance reserves totaled $52.2 million for the estimated incurred cost of construction defect claims. As more fully described in Note 1 to the consolidated financial statements, the Company establishes the reserves for estimated losses based on actuarial studies that include known facts and interpretations of circumstances.

Auditing the Company’s estimate of the reserves is especially challenging because the estimate is based on actuarial projections of future claims derived from historical claims data. There is significant uncertainty in the actuarial projections as the potential claim payments will be made over a long period of time, they assume that historical claims are a reasonable proxy of future claims, and the claim amounts can be significantly impacted by changes in product mix, quality of construction, units sold, and geographic location of sold units.

How We Addressed the Matter in Our Audit

We tested the Company’s internal controls over the estimation of the reserves. For example, we tested controls over the appropriateness of management’s review of the actuary’s analysis, including the underlying data used by the actuary and the consideration by management over whether historical claim information requires adjustment.

To test the estimate of reserves, our audit procedures included, among others, utilizing an internal actuarial specialist to evaluate the actuarial study utilized by management and to perform independent calculations to determine a range of reasonable reserves and to compare this range to the recorded insurance reserves. Additionally, we tested the completeness and accuracy of the underlying claims data provided to management's actuarial specialist, evaluated the change in the reserves from the prior year based upon current year trends in claims data, and performed hindsight reviews of past estimates compared to actual claim payments.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2000

Denver, Colorado

January 30, 2020

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2019	2018
	(Dollars in thousands, except
	per share amounts)
ASSETS
Homebuilding:
Cash and cash equivalents	$424,186	$414,724
Restricted cash	14,279	6,363
Trade and other receivables	65,829	52,982
Inventories:
Housing completed or under construction	1,036,191	952,436
Land and land under development	1,330,384	1,180,558
Total inventories	2,366,575	2,132,994
Property and equipment, net	60,414	58,167
Deferred tax assets, net	21,768	37,178
Prepaid and other assets	78,358	45,794
Total homebuilding assets	3,031,409	2,748,202
Financial Services:
Cash and cash equivalents	35,747	49,052
Marketable securities	56,747	40,879
Mortgage loans held-for-sale, net	197,021	149,211
Other assets	17,432	13,733
Total financial services assets	306,947	252,875
Total Assets	$3,338,356	$3,001,077
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$87,364	$50,505
Accrued and other liabilities	245,940	196,247
Revolving credit facility	15,000	15,000
Senior notes, net	989,422	987,967
Total homebuilding liabilities	1,337,726	1,249,719
Financial Services:
Accounts payable and accrued liabilities	68,529	58,543
Mortgage repurchase facility	149,616	116,815
Total financial services liabilities	218,145	175,358
Total Liabilities	1,555,871	1,425,077
Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 62,574,961 and 56,615,352 issued and outstanding at December 31, 2019 and December 31, 2018, respectively	626	566
Additional paid-in-capital	1,348,733	1,168,442
Retained earnings	433,126	406,992
Total Stockholders' Equity	1,782,485	1,576,000
Total Liabilities and Stockholders' Equity	$3,338,356	$3,001,077

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$3,205,248	$2,981,811	$2,498,695
Land sale revenues	-	-	4,547
Total homebuilding revenues	3,205,248	2,981,811	2,503,242
Home cost of sales	(2,600,196)	(2,415,139)	(2,073,833)
Land cost of sales	-	-	(4,440)
Inventory impairments	(935)	(21,850)	(10,010)
Total cost of sales	(2,601,131)	(2,436,989)	(2,088,283)
Gross margin	604,117	544,822	414,959
Selling, general and administrative expenses	(362,790)	(329,801)	(287,488)
Interest and other income	9,070	7,718	61,336
Other expense	(5,635)	(5,245)	(2,868)
Homebuilding pretax income	244,762	217,494	185,939

Financial Services:
Revenues	88,005	83,405	74,372
Expenses	(45,001)	(38,200)	(34,534)
Other income (expense), net	17,223	1,155	3,955
Financial services pretax income	60,227	46,360	43,793

Income before income taxes	304,989	263,854	229,732
Provision for income taxes	(66,677)	(53,074)	(87,897)
Net income	$238,312	$210,780	$141,835

Other comprehensive loss related to available-for-sale securities, net of tax	-	-	(18,079)
Comprehensive income	$238,312	$210,780	$123,756

Earnings per share:
Basic	$3.84	$3.46	$2.35
Diluted	$3.72	$3.39	$2.30

Weighted average common shares outstanding
Basic	61,616,988	60,571,123	60,117,021
Diluted	63,702,666	61,830,761	61,453,578

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Stockholders' Equity

(Dollars in thousands, except share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Balance at December 31, 2016	51,485,090	$515	$983,532	$313,952	$22,071	$1,320,070
Net Income	-	-	-	141,835	-	141,835
Other comprehensive loss, net of tax	-	-	-	-	(18,079)	(18,079)
Total comprehensive income						123,756
Shares issued under stock-based compensation programs, net	492,408	5	9,496	-	-	9,501
Cash dividends declared	-	-	-	(51,779)	-	(51,779)
Stock dividend declared	4,151,722	41	145,685	(145,844)	-	(118)
Stock-based compensation expense	-	-	5,857	-	-	5,857
Forfeiture of restricted stock	(5,992)	-	-	-	-	-
Balance at December 31, 2017	56,123,228	$561	$1,144,570	$258,164	$3,992	$1,407,287
Cumulative effect of newly adopted accounting standards (Note 2)	-	-	-	5,766	(3,992)	1,774
Balance at January 1, 2018	56,123,228	$561	$1,144,570	$263,930	$-	$1,409,061
Net Income	-	-	-	210,780	-	210,780
Shares issued under stock-based compensation programs, net	497,024	5	9,855	-	-	9,860
Cash dividends declared	-	-	-	(67,718)	-	(67,718)
Stock-based compensation expense	-	-	14,017	-	-	14,017
Forfeiture of restricted stock	(4,900)	-	-	-	-	-
Balance at December 31, 2018	56,615,352	$566	$1,168,442	$406,992	$-	$1,576,000
Cumulative effect of newly adopted accounting standards (Note 2)	-	-	-	(67)	-	(67)
Balance at January 1, 2019	56,615,352	$566	$1,168,442	$406,925	$-	$1,575,933
Net Income	-	-	-	238,312	-	238,312
Shares issued under stock-based compensation programs, net	1,429,993	15	15,326	-	-	15,341
Cash dividends declared	-	-	-	(73,020)	-	(73,020)
Stock dividend declared	4,534,908	45	138,949	(139,091)	-	(97)
Stock-based compensation expense	-	-	26,016	-	-	26,016
Forfeiture of restricted stock	(5,292)	-	-	-	-	-
Balance at December 31, 2019	62,574,961	$626	$1,348,733	$433,126	$-	$1,782,485

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Operating Activities:
Net income	$238,312	$210,780	$141,835
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	26,016	14,017	5,857
Depreciation and amortization	23,054	21,326	5,321
Inventory impairments	935	21,850	10,010
Other-than-temporary impairment of marketable securities	-	-	286
Net gain on sale of available-for-sale marketable securities	-	-	(18,122)
Net (gain) loss on marketable equity securities	(11,797)	3,745	-
Gain on sale of metropolitan district bond securities (related party)	-	-	(35,847)
Amortization of discount / premiums on marketable debt securities	-	(366)	-
Deferred income tax expense	13,670	3,729	44,787
Net changes in assets and liabilities:
Trade and other receivables	(12,997)	(4,638)	(13,763)
Mortgage loans held-for-sale	(47,810)	(11,097)	660
Housing completed or under construction	(83,484)	(12,082)	(69,548)
Land and land under development	(149,577)	(304,250)	(10,169)
Prepaid expenses and other assets	(4,694)	(245)	(13,121)
Accounts payable and accrued liabilities	66,205	49,325	22,320
Net cash provided by (used in) operating activities	57,833	(7,906)	70,506

Investing Activities:
Purchases of marketable securities	(11,708)	(18,850)	(67,239)
Maturities of marketable securities	-	50,000	-
Sales of marketable securities	7,637	16,230	83,315
Proceeds from sale of metropolitan district bond securities (related party)	-	-	44,253
Purchases of property and equipment	(24,714)	(27,166)	(2,539)
Net cash provided by (used in) investing activities	(28,785)	20,214	57,790

Financing Activities:
Advances (payments) on mortgage repurchase facility, net	32,801	4,475	(2,145)
Proceeds from issuance of senior notes	-	-	146,463
Dividend payments	(73,117)	(67,718)	(51,897)
Payments of deferred financing costs	-	(3,026)	(2,665)
Issuance of shares under stock-based compensation programs, net	15,341	9,860	9,501
Net cash provided by (used in) financing activities	(24,975)	(56,409)	99,257

Net increase (decrease) in cash, cash equivalents and restricted cash	4,073	(44,101)	227,553
Cash, cash equivalents and restricted cash:
Beginning of year	470,139	514,240	286,687
End of year	$474,212	$470,139	$514,240

Reconciliation of cash, cash equivalents and restricted cash:
Homebuilding:
Cash and cash equivalents	$424,186	$414,724	$472,957
Restricted cash	14,279	6,363	8,812
Financial Services:
Cash and cash equivalents	35,747	49,052	32,471
Total cash, cash equivalents and restricted cash	$474,212	$470,139	$514,240

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

Description of Business.  We have homebuilding operations in Arizona, California, Colorado, Florida, Maryland, Nevada, Oregon, Utah, Virginia and Washington. The primary functions of our homebuilding operations include land acquisition and development, home construction, purchasing, marketing, merchandising, sales and customer service. We build and sell primarily single-family detached homes, which are designed and built to meet local customer preferences. We are the general contractor for all of our projects and retain subcontractors for site development and home construction.

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

Equity securities. Our equity securities consist of holdings in common stock and exchange traded funds and are recorded at fair value with all changes in fair value recorded to other income / (expense), net in the financial services section of our consolidated statements of operations and comprehensive income. On January 1, 2018, we adopted ASU 2016-01 using a modified retrospective transition method. Prior to this amendment, our equity investments with readily determinable fair values were classified as available for sale with changes in fair value initially recorded through other comprehensive income, subject to an assessment to determine if any unrealized loss, if applicable, was other-than-temporary. See Note 2 for further discussion of adoption of new accounting standards.

Debt securities. Our debt securities consist of U.S. government securities and are treated as available-for-sale investments and, as such, are recorded at fair value with all changes in fair value initially recorded through other comprehensive income, subject to an assessment to determine if any unrealized loss, if applicable, is other-than-temporary.

Restricted Cash.  We receive cash earnest money deposits from our customers who enter into home sale contracts. In certain states we are restricted from using such deposits for general purposes, unless we take measures to release state imposed restrictions on such deposits received from homebuyers, which may include posting blanket surety bonds. We had $14.3 million and $6.4 million in restricted cash related to homebuyer deposits at December 31, 2019 and 2018, respectively.

Trade and Other Receivables.  Trade and other receivables primarily includes home sale receivables, which reflects cash to be received from title companies or outside brokers associated with closed homes. Generally, we will receive cash from title companies and outside brokers within a few days of the home being closed. At December 31, 2019 and 2018, receivables from contracts with customers were $46.6 million and $34.8 million, respectively, and are included in trade and other receivables on the accompanying consolidated balance sheets.

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

Property and Equipment, net.   Property and equipment is carried at cost less accumulated depreciation. For property and equipment related to on-site sales facilities, depreciation is recorded using the units of production method as homes are delivered. For all other property and equipment, depreciation is recorded using a straight-line method over the estimated useful lives of the related assets, which range from 2 to 29 years. Depreciation and amortization expense for property and equipment was $22.8 million, $20.5 million and $4.5 million for the years ended December 31, 2019, 2018 and 2017, respectively which is recorded in selling, general and administrative expenses in the homebuilding or financial services sections of our consolidated statements of operations and comprehensive income.

The following table sets forth the cost and carrying value of our homebuilding property and equipment by major asset category.

		Accumulated
		Depreciation and	Carrying
	Cost	Amortization	Value
December 31, 2019:	(Dollars in thousands)
Sales facilities	$60,964	$(25,802)	$35,162
Airplane	31,230	(10,145)	21,085
Computer software and equipment	22,660	(20,730)	1,930
Leasehold improvements	7,339	(5,817)	1,522
Other	2,056	(1,341)	715
Total	$124,249	$(63,835)	$60,414

December 31, 2018:
Sales facilities	$59,374	$(26,920)	$32,454
Airplane	31,013	(9,488)	21,525
Computer software and equipment	21,507	(19,374)	2,133
Leasehold improvements	6,827	(5,188)	1,639
Other	1,577	(1,161)	416
Total	$120,298	$(62,131)	$58,167

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

Variable Interest Entities.  In accordance with ASC Topic 810, Consolidation (“ASC 810”), we analyze our land option contracts and other contractual arrangements to determine whether the corresponding land sellers are variable interest entities (“VIEs”) and, if so, whether we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact VIE’s economic performance, including, but not limited to, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. We also consider whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. We have concluded that, as of December 31, 2019 and 2018, we were not the primary beneficiary of any VIEs from which we are purchasing land under land option contracts.

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

Based on our analysis, we have concluded that as of December 31, 2019 and 2018, our goodwill was not impaired.

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

We assess the reasonableness and adequacy of the reserve and the per-unit reserve amount originally included in home cost of sales, as well as the timing of the reversal of any excess reserve on a quarterly basis, using historical payment data and other relevant information. Our warranty accrual is included in accrued and other liabilities in the homebuilding section of our consolidated balance sheets and adjustments to our warranty accrual are recorded as an increase or reduction to home cost of sales in the homebuilding section of our consolidated statements of operations and comprehensive income.

Insurance Reserves. The establishment of reserves for estimated losses associated with insurance policies issued by Allegiant and re-insurance agreements issued by StarAmerican are based on actuarial studies that include known facts and interpretations of circumstances, including our experience with similar cases and historical trends involving claim payment patterns, pending levels of unpaid claims, product mix or concentration, claim severity, frequency patterns depending on the business conducted, and changing regulatory and legal environments. It is possible that changes in the insurance payment experience used in estimating our ultimate insurance losses could have a material impact on our insurance reserves. See Note 14 to the Consolidated Financial Statements.

Reserves for Construction Defect Claims. The establishment of reserves for estimated losses to be incurred by our homebuilding subsidiaries associated with (1) the self-insured retention (“SIR”) portion of construction defect claims that are expected to be covered under insurance policies with Allegiant and (2) the entire cost of any construction defect claims that are not expected to be covered by insurance policies with Allegiant are based on actuarial studies that include known facts similar to those established for our insurance reserves. It is possible that changes in the payment experience used in estimating our ultimate losses for construction defect claims could have a material impact on our reserves. See Note 14 to the Consolidated Financial Statements.

Litigation Reserves. We and certain of our subsidiaries have been named as defendants in various cases. We reserve for estimated exposure with respect to these cases based upon currently available information on each case. See Note 18 to the Consolidated Financial Statements.

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

At December 31, 2019 and 2018, we had interest rate lock commitments with aggregate principal balances of $104.5 million and $101.1 million, respectively, at average interest rates of 3.72% and 4.78% respectively. In addition, we had $58.5 million and $17.8 million of mortgage loans held-for-sale at December 31, 2019 and 2018, respectively, that had not yet been committed to a mortgage purchaser. In order to economically hedge the changes in fair value of our interest rate lock commitments and mortgage loans held-for-sale which had not yet been committed to a mortgage purchaser, we had forward sales of securities totaling $108.5 million and $65.5 million at December 31, 2019 and 2018, respectively.

For the years ended December 31, 2019, 2018 and 2017, we recorded net gains (losses) on our derivatives of $0.3 million, $0.4 million and ($1.7) million, respectively. For further discussion of our policies regarding interest rate lock commitments, see our “Revenue Recognition for HomeAmerican” accounting policy section below.

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

Revenue expected to be recognized in any future year related to remaining performance obligations (if any) and contract liabilities expected to be recognized as revenue, excluding revenue pertaining to contracts that have an original expected duration of one year or less, is not material.

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

We measure mortgage loans held-for-sale at fair value with the changes in fair value being reported in earnings at each reporting date. The impact of recording changes in fair value to earnings did not have a material impact on our financial position, results of operations or cash flows during the years ended December 31, 2019, 2018 or 2017. Our net gains on the sale of mortgage loans were $55.3 million, $41.6 million and $39.0 million for the years ended December 31, 2019, 2018 and 2017, respectively, and are included as a component of revenues in the financial services section of the consolidated statements of operations and comprehensive income.

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

Adoption of New Accounting Standards

ASU 2016-02, Leases (“ASU 2016-02”) is codified in ASC 842, Leases (“ASC 842”). ASC 842 supersedes current lease guidance in ASC 840 and requires a lessee to recognize a right-of-use asset and a corresponding lease liability for substantially all leases. The lease liability is equal to the present value of the remaining lease payments while the right-of-use asset is similarly calculated and then adjusted for initial direct costs. In addition, ASC 842 expands the disclosure requirements to increase the transparency and comparability of the amount, timing and uncertainty of cash flows arising from leases. On January 1, 2019, we adopted ASC 842 using the modified retrospective transition method. We elected available practical expedients permitted under the transition guidance within the new standard, which among other items, allowed the Company to carry forward its historical lease classification and not reassess existing leases under the new definition of a lease in ASC 842. In addition, we will account for lease and non-lease components as a single lease component.

The adoption of ASC 842 resulted in the recording of additional net lease assets and lease liabilities of $34.2 million and $34.3 million, respectively, as of January 1, 2019. The difference between the additional lease assets and lease liabilities, net of the deferred tax impact, was recorded as an adjustment to retained earnings. The operating lease right-of-use asset and lease liability is included as a component of prepaid and other assets and accrued and other liabilities, respectively, in the homebuilding section and other assets and accounts payable and accrued liabilities, respectively, in the financial services section of our consolidated balance sheet. The standard did not materially impact our consolidated statements of operations and comprehensive income or consolidated cash flows.

ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) (“ASU 2018-02”). ASU 2018-02 allows for a reclassification from accumulated other comprehensive income to retained earnings for certain tax effects resulting from the Tax Cuts and Jobs Act that was signed into law in December of 2017 (the “Act”). ASU 2018-02 is effective for our interim and annual reporting periods beginning January 1, 2018, and is to be applied either (a) at the beginning of the period of adoption or (b) retrospectively to each period in which the income tax effects of the Act related to items remaining in accumulated other comprehensive income are recognized. On January 1, 2018, we adopted ASU 2018-02 by recognizing an adjustment to the opening balance of retained earnings for certain tax effects related to net unrealized gains on equity investments. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the period. Please see the table below for a summary of all transition adjustments from adoption of new accounting guidance.

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

Accounting Standards Issued But Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires measurement and recognition of expected credit losses for financial assets held. The amendments in ASU 2016-13 eliminate the probable threshold for initial recognition of a credit loss in current GAAP and reflect an entity’s current estimate of all expected credit losses. ASU 2016-13 is effective for our interim and annual reporting periods beginning January 1, 2020, and is to be applied using a modified retrospective transition method. We are still assessing the potential impact that ASU 2016-13 will have on our financial statements and disclosures, but expect the cumulative effect adjustment to the opening balance of retained earnings to result in a decrease of approximately $0.1 million. The actual impact may differ from our estimate. We do not expect there will be a material impact to our consolidated statements of operations and comprehensive income or consolidated cash flows as a result of adoption of this new guidance.

3.	Supplemental Income Statement and Cash Flow Disclosure

The table below details homebuilding interest and other income and financial services other income (expense), net:

	Year Ended December 31,
	2019	2018	2017
Homebuilding
Interest and other income
Interest income	$7,797	$6,376	$3,896
Dividend income	-	-	1,160
Net realized gains from the sales of marketable securities	-	-	17,775
Realized gain from the sale of metropolitan district bond securities (related party)	-	-	35,847
Other income	1,273	1,342	2,658
Total	$9,070	$7,718	$61,336

Financial Services
Other income (expense), net
Interest income	$4,404	$4,031	$2,924
Dividend income	1,022	869	1,031
Gain (loss) on marketable equity securities, net	11,797	(3,745)	-
Total	$17,223	$1,155	$3,955

The table below sets forth supplemental disclosures of cash flow information and non-cash investing and financing activities.

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Cash paid for:
Interest, net of interest capitalized	$685	$726	$637
Income taxes	$56,476	$30,157	$49,830

4.	Segment Reporting

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

Our financial services business consists of the following operating segments: (1) HomeAmerican; (2) Allegiant; (3) StarAmerican; (4) American Home Insurance; and (5) American Home Title. Due to its contributions to consolidated pretax income we consider HomeAmerican to be a reportable segment (“mortgage operations”). The remaining operating segments have been aggregated into one reportable segment (“other”) because they do not individually exceed 10 percent of (1) consolidated revenue; (2) thre greater of (a) combined reported profit of all operating segments that did not report a loss or (b) the positive value of the combined reported loss of all operating segments that reported losses; or (3) consolidated assets.

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

The following tables present revenue and pretax income relating to our homebuilding and financial services operations:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Homebuilding
West	$1,771,060	$1,567,141	$1,316,069
Mountain	1,131,568	1,080,475	805,669
East	302,620	334,195	381,504
Total homebuilding revenues	$3,205,248	$2,981,811	$2,503,242

Financial Services
Mortgage operations	$55,222	$53,476	$48,841
Other	32,783	29,929	25,531
Total financial services revenues	$88,005	$83,405	$74,372

Total revenues	$3,293,253	$3,065,216	$2,577,614

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Homebuilding
West	$163,069	$128,829	$79,719
Mountain	136,313	134,710	86,428
East	9,857	12,611	14,418
Corporate [1]	(64,477)	(58,656)	5,374
Total homebuilding pretax income	$244,762	$217,494	$185,939

Financial Services
Mortgage operations	$29,312	$31,920	$28,628
Other	30,915	14,440	15,165
Total financial services pretax income	$60,227	$46,360	$43,793

Total pretax income	$304,989	$263,854	$229,732

1 The pretax gain for the year ended December 31, 2017 was driven by $53.6 million in realized gains due to the sale of investments.

The following table summarizes total assets for our homebuilding and financial services operations. The assets in our West, Mountain and East segments consist primarily of inventory while the assets in our Corporate segment primarily include cash and cash equivalents, marketable securities, and our deferred tax assets. The assets in our financial services operations consist mostly of cash and cash equivalents, marketable securities and mortgage loans held-for-sale.

	December 31,
	2019	2018
	(Dollars in thousands)
Homebuilding Assets
West	$1,461,645	$1,301,374
Mountain	869,665	793,150
East	194,592	169,485
Corporate	505,507	484,193
Total homebuilding assets	$3,031,409	$2,748,202

Financial Services
Mortgage operations	$209,946	$159,677
Other	97,001	93,198
Total financial services assets	$306,947	$252,875

Total assets	$3,338,356	$3,001,077

5.	Earnings Per Share

On January 28, 2019, MDC’s board of directors approved an 8% stock dividend that was distributed on February 28, 2019 to shareholders of record on February 14, 2019. Additionally, on November 20, 2017, MDC’s board of directors approved an 8% stock dividend that was distributed on December 19, 2017 to shareholders of record on December 5, 2017. In accordance with ASC 260, basic and diluted earnings per share amounts, weighted-average shares outstanding, and dividends declared per share have been restated for all appropriate periods presented to reflect the effect of these stock dividends. The following table shows our basic and diluted EPS calculations:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands, except per share amounts)
Numerator
Net income	$238,312	$210,780	$141,835
Less: distributed earnings allocated to participating securities	(466)	(413)	(257)
Less: undistributed earnings allocated to participating securities	(1,020)	(846)	(441)
Net income attributable to common stockholders (numerator for basic earnings per share)	236,826	209,521	141,137
Add back: undistributed earnings allocated to participating securities	1,020	846	441
Less: undistributed earnings reallocated to participating securities	(992)	(833)	(431)
Numerator for diluted earnings per share under two class method	$236,854	$209,534	$141,147

Denominator
Weighted-average common shares outstanding	61,616,988	60,571,123	60,117,021
Add: dilutive effect of stock options	1,737,945	984,076	1,336,557
Add: dilutive effect of performance share units	347,733	275,562	-
Denominator for diluted earnings per share under two class method	63,702,666	61,830,761	61,453,578

Basic Earnings Per Common Share	$3.84	$3.46	$2.35
Diluted Earnings Per Common Share	$3.72	$3.39	$2.30

Diluted EPS for the years ended December 31, 2019, 2018 and 2017 excluded options to purchase approximately 0.4 million, 0.7 million, 0.8 million shares, respectively, of common stock because the effect of their inclusion would be anti-dilutive.

6.	Accumulated Other Comprehensive Income

The following table sets forth our changes in accumulated other comprehensive income:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Unrealized gains (losses) on available-for-sale marketable securities (1) :
Beginning balance	$-	$3,992	$7,730
Adoption of accounting standards (Note 2)	-	(3,992)	-
Other comprehensive income (loss) before reclassifications	-	-	7,320
Amounts reclassified from AOCI (2)	-	-	(11,058)
Ending balance	$-	$-	$3,992

Unrealized gains on available-for-sale metropolitan district bond securities (1) :
Beginning balance	$-	$-	$14,341
Other comprehensive income before reclassifications	-	-	7,884
Amounts reclassified from AOCI	-	-	(22,225)
Ending balance	$-	$-	$-

Total ending AOCI	$-	$-	$3,992

(1)	All amounts net-of-tax.
(2)	See separate table below for details about these reclassifications.

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

The following table sets forth the activity related to reclassifications out of accumulated other comprehensive income (loss) related to available for sale securities:

	Year Ended December 31,
Affected Line Item in the Statements of Operations	2019	2018	2017
	(Dollars in thousands)
Homebuilding: Net realized gains (losses) from the sales of marketable securities	$-	$-	$17,775
Homebuilding: Realized gain from the sale of metropolitan district bond securities (related party)	-	-	35,847
Homebuilding: Other-than-temporary impairment of marketable securities	-	-	(51)
Financial services: Interest and other income	-	-	347
Financial services: Other-than-temporary impairment of marketable securities	-	-	(235)
Income before income taxes	-	-	53,683
Provision for income taxes	-	-	(20,400)
Net income	$-	$-	$33,283

7.	Fair Value Measurements

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

The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis:

		Fair Value
Financial Instrument	Hierarchy	December 31, 2019	December 31, 2018
		(Dollars in thousands)
Cash and cash equivalents
Debt securities (available-for-sale)	Level 1	$-	$34,866

Marketable securities
Equity securities	Level 1	$56,747	$40,879

Mortgage loans held-for-sale, net	Level 2	$197,021	$149,211

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of December 31, 2019 and 2018.

Cash and cash equivalents (excluding debt securities with an original maturity of three months or less), restricted cash, trade and other receivables, prepaid and other assets, accounts payable, accrued and other liabilities and borrowings on our revolving credit facility. Fair value approximates carrying value.

Equity securities. Our equity securities consist of holdings in common stock stock and exchange traded funds and are recorded at fair value as with all changes in fair value recorded to other income / (expense), net in the financial services section of our consolidated statements of operations and comprehensive income. On January 1, 2018, we adopted ASU 2016-01 using a modified retrospective transition method. Prior to this amendment, our equity investments with readily determinable fair values were classified as available for sale with changes in fair value initially recorded through other comprehensive income, subject to an assessment to determine if any unrealized loss, if applicable, was other-than-temporary.

Debt securities. Our debt securities consist of U.S. government securities and are treated as available-for-sale investments and, as such, are recorded at fair value with all changes in fair value initially recorded through other comprehensive income, subject to an assessment to determine if any unrealized loss, if applicable, is other-than-temporary.

Each quarter we assess all of our securities in an unrealized loss position (excluding marketable equity securities subsequent to the adoption of ASU 2016-01 – see Note 2 for further discussion of adoption of new accounting standards) for a potential other-than-temporary impairment (“OTTI”). If the unrealized loss is determined to be other-than-temporary, an OTTI is recorded in other-than-temporary impairment of marketable securities in the homebuilding or financial services sections of our consolidated statements of operations and comprehensive income. For the year ended December 31, 2017, we recorded pretax OTTIs of $0.3 million for certain marketable securities that were in an unrealized loss position as of period end. No OTTIs were recorded during the years ended December 31, 2019 or 2018.

The following tables set forth the amortized cost and estimated fair value of our available-for-sale debt securities.

	December 31, 2018
	Amortized Cost	OTTI	Net Amortized Cost	Fair Value
Financial Services
Cash and cash equivalents
Debt securities	$34,866	$-	$34,866	$34,866

The following table reconciles the net gain (loss) recognized during the year ended December 31, 2019 and 2018 on equity securities to the unrealized gain (loss) recognized during the period on equity securities still held at the reporting date.

	Year Ended December 31,
	2019	2018
	(Dollars in thousands)
Net gain (loss) recognized during the period on equity securities	$11,797	$(3,745)
Less: Net gain (loss) recognized during the period on equity securities sold during the period	647	(534)
Unrealized gain (loss) recognized during the reporting period on equity securities still held at the reporting date	$11,150	$(3,211)

Mortgage Loans Held-for-Sale, Net.  Our mortgage loans held-for-sale, which are measured at fair value on a recurring basis include (1) mortgage loans held-for-sale that are under commitments to sell and (2) mortgage loans held-for-sale that were not under commitments to sell. At December 31, 2019 and 2018, we had $136.8 million and $130.8 million, respectively, of mortgage loans held-for-sale that were under commitments to sell. The fair value for those loans was based on quoted market prices for those mortgage loans, which are Level 2 fair value inputs. At December 31, 2019 and 2018, we had $60.2 million and $18.5 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input. The unpaid principal balances of all mortgage loans held for sale at December 31, 2019 and 2018 were $191.3 million and $143.9 million, respectively.

Mortgage Repurchase Facility. The debt associated with our Mortgage Repurchase Facility (see Note 17 for further discussion) is at floating rates that approximate current market rates and have relatively short-term maturities, generally within 30 days. The fair value approximates carrying value and is based on Level 2 inputs.

Senior Notes. The estimated values of the senior notes in the following table are based on Level 2 inputs, which primarily reflect estimated prices for our senior notes which were provided by multiple sources.

	December 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
$250 Million 5.625% senior notes due February 2020, net	$249,909	$250,400	$248,850	$253,413
$250 Million 5.500% senior notes due January 2024, net	249,005	272,083	248,789	242,983
$500 Million 6.000% senior notes due January 2043, net	490,508	528,542	490,328	386,552
Total	$989,422	$1,051,025	$987,967	$882,948

8.	Inventories

The table below sets forth, by reportable segment, information relating to our homebuilding inventories.

	December 31,	December 31,
	2019	2018
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$589,040	$521,960
Mountain	358,370	347,738
East	88,781	82,738
Subtotal	1,036,191	952,436
Land and Land Under Development:
West	772,189	705,591
Mountain	468,718	402,657
East	89,477	72,310
Subtotal	1,330,384	1,180,558
Total Inventories	$2,366,575	$2,132,994

Inventory impairments recognized by segment for the years ended December 31, 2019, 2018 and 2017 are shown in the table below.

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$100	$2,860	$4,733
Mountain	-	417	390
East	435	1,227	2,720
Subtotal	535	4,504	7,843
Land and Land Under Development:
West	-	16,198	1,252
Mountain	400	958	380
East	-	190	535
Subtotal	400	17,346	2,167
Total Inventory Impairments	$935	$21,850	$10,010

During the year ended December 31, 2019, we recorded $0.9 million of inventory impairments, of which $0.4 million related to two projects in our East segment, $0.4 million related to one project in our Mountain segment, and $0.1 million related to one project in our West segment.

During the year ended December 31, 2018, we recorded $21.9 million of inventory impairments, of which $19.1 million related to seven projects in our West segment, $1.4 million related to five projects in our East segment and $1.4 million related to three projects in our Mountain segment.

The table below provides quantitative data, for the periods presented, used in determining the fair value of the impaired inventory.

	Impairment Data				Quantitative Data
Three Months Ended	Total Subdivisions Tested	Inventory Impairments	Fair Value of Inventory After Impairments	Number of Subdivisions Impaired	Discount Rate
	(Dollars in thousands)
March 31, 2019	16	$610	$10,476	2		N/A
June 30, 2019	12	-	-	0		N/A
September 30, 2019	16	-	-	0		N/A
December 31, 2019	14	325	3,948	2		N/A
Total		$935

March 31, 2018	24	$550	$5,223	2		12%
June 30, 2018	17	200	767	1		12%
September 30, 2018	17	11,098	29,874	2	12%	-	18%
December 31, 2018	20	10,002	32,248	10	12%	-	18%
Total		$21,850

March 31, 2017	33	$4,850	$19,952	2	12%	-	18%
June 30, 2017	35	-	-	0		N/A
September 30, 2017	33	4,540	52,190	9	10%	-	15%
December 31, 2017	23	620	14,245	2	10%	-	12%
Total		$10,010

9.	Capitalization of Interest

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

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Homebuilding interest incurred	$63,635	$62,631	$55,170
Less: Interest capitalized	(63,635)	(62,631)	(55,170)
Homebuilding interest expensed	$-	$-	$-

Interest capitalized, beginning of period	$54,845	$57,541	$68,085
Plus: Interest capitalized during period	63,635	62,631	55,170
Less: Previously capitalized interest included in home and land cost of sales	(63,170)	(65,327)	(65,714)
Interest capitalized, end of period	$55,310	$54,845	$57,541

10.	Homebuilding Prepaid and Other Assets

The following table sets forth the components of homebuilding prepaid and other assets.

	December 31,
	2019	2018
	(Dollars in thousands)
Operating lease right-of-use asset (Note 2 and Note 11)	$30,277	$-
Land option deposits	27,361	23,805
Prepaid expenses	7,294	7,324
Goodwill	6,008	6,008
Deferred debt issuance costs on revolving credit facility, net	6,130	7,662
Other	1,288	995
Total	$78,358	$45,794

11.	Leases

We lease certain property, land and equipment, the majority of which comprise property related leases to provide office space where we operate our business. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term.

Our property related leases typically have terms of between three and five years, with the exception of the lease governing the Company’s headquarters, and are all classified as operating leases. These leases do not contain any residual value guarantees or restrictive covenants and no variable lease payments, except for common area maintenance and real estate taxes. Many of our property related leases give us the option to extend the lease term for a period of time, generally consistent with the initial lease term. These options are excluded from our calculation of the right-of-use asset and lease liability until such time as we determine it is reasonably certain that the option will be exercised.

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

Components of operating lease expense were as follows:

Year Ended
December 31, 2019
(Dollars in thousands)
Operating lease cost [1]	$7,690
Sublease income (Note 16)	(150)
Net lease cost	$7,540

[1] Includes variable lease costs, which are immaterial.

Rent expense under cancellable and non-cancellable operating leases totaled $7.4 million and $7.1 million in 2018 and 2017, respectively.

Supplemental cash flow information related to leases was as follows:

Year Ended
December 31, 2019
(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,255
Leased assets obtained in exchange for new operating lease liabilities	$3,255

Supplemental cash flow information related to non-cash transactions also includes the recognition of operating lease right-of-use assets of $33.5 million and operating lease liabilities of $34.3 million upon adoption of ASC 842.

Weighted-average remaining lease term and discount rate for operating leases were as follows:

December 31, 2019
Weighted-average remaining lease term (years)	6.1
Weighted-average discount rate	5.5%

Maturities of operating lease liabilities were as follows:

Year Ended
December 31,
2020	$6,300
2021	6,705
2022	6,314
2023	5,294
2024	4,873
Thereafter	8,289
Total operating lease payments [1]	$37,775

Less: Interest	5,605
Present value of operating lease liabilities [2]	$32,170
____________________________
[1] Operating lease payments exclude $3.7 million of legally binding lease payments for leases signed but not yet commenced.

[2] Homebuilding and financial services operating lease liabilities of $30.8 million and $1.4 million, respectively, are included as a component of accrued and other liabilities and accrued liabilities, respectively, in the homebuilding and financial services section of our consolidated balance sheet at December 31, 2019.

12.	Homebuilding Accrued and Other Liabilities and Financial Services Accounts Payable and Accrued Liabilities

The following table sets forth information relating to homebuilding accrued and other liabilities.

	December 31,
	2019	2018
	(Dollars in thousands)
Accrued compensation and related expenses	$45,003	$39,459
Customer and escrow deposits	39,001	34,463
Warranty accrual	31,386	28,262
Lease liability (Note 2 and Note 11)	30,830	-
Accrued interest	27,734	27,734
Construction defect claim reserves	8,196	8,464
Land development and home construction accruals	9,750	8,683
Other accrued liabilities	54,040	49,182
Total accrued and other liabilities	$245,940	$196,247

The following table sets forth information relating to financial services accounts payable and accrued liabilities.

	December 31,
	2019	2018
	(Dollars in thousands)
Insurance reserves	$52,219	$46,844
Accounts payable and other accrued liabilities	16,310	11,699
Total accounts payable and accrued liabilities	$68,529	$58,543

13.	Warranty Accrual

The table set forth below summarizes accrual, adjustment and payment activity related to our warranty accrual for the years ended December 31, 2019, 2018 and 2017. During 2019, 2018 and 2017, we recorded $0.1 million, $3.4 million and $1.3 million, respectively, in adjustments to increase our warranty accrual. The adjustments in 2018 and 2017 were due to higher than expected general warranty related expenditures. From time to time, we change our warranty accrual rates based on payment trends. Any changes made to those rates did not materially affect our warranty expense or gross margin from home sales for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$28,262	$21,909	$20,678
Expense provisions	15,525	14,513	10,769
Cash payments	(12,466)	(11,573)	(10,879)
Adjustments	65	3,413	1,341
Balance at end of period	$31,386	$28,262	$21,909

14.	Insurance and Construction Defect Claim Reserves

The following table summarizes our insurance and defect claim reserves activity for the years ended December 31, 2019, 2018 and 2017. These reserves are included as a component of accounts payable and accrued liabilities and accrued and other liabilities in either the financial services or homebuilding sections of the consolidated balance sheets, respectively.

	December 31,
	2019	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$55,308	$52,686	$50,954
Expense provisions	12,650	11,213	9,697
Cash payments, net of recoveries	(8,493)	(8,591)	(9,215)
Adjustments	950	-	1,250
Balance at end of period	$60,415	$55,308	$52,686

We recorded a $1.0 million and $1.3 million adjustment to increase our insurance and construction defect claim reserves in 2019 and 2017, respectively. The adjustments were related to greater than expected expenditures by our homebuilding subsidiaries. No such adjustments were required for the year ended December 31, 2018.

In the ordinary course of business, we make payments from our insurance and construction defect claim reserves to settle litigation claims arising primarily from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the years ended December 31, 2019, 2018 and 2017, are not necessarily indicative of what future cash payments will be for subsequent periods.

15. Income Taxes

Our provision for (benefit from) income taxes for the years ended December 31, 2019, 2018 and 2017 consisted of the following:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Current tax provision:
Federal	$50,870	$47,547	$41,737
State	2,137	1,798	1,374
Total current	53,007	49,345	43,111

Deferred tax provision:
Federal	5,175	(2,755)	37,398
State	8,495	6,484	7,388
Total deferred	13,670	3,729	44,786
Provision for income taxes	$66,677	$53,074	$87,897

The provision for (benefit from) income taxes differs from the amount that would be computed by applying the statutory federal income tax rate of 21% in 2019 and 2018 and 35% in 2017 to income before income taxes as a result of the following:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Tax expense computed at federal statutory rate	$64,048	$55,409	$80,406
State income tax expense, net of federal benefit	9,810	9,661	6,432
Other permanent differences	265	(31)	(748)
Domestic manufacturing deduction	-	-	(5,387)
Limitation on executive compensation	4,463	2,912	-
Rate change effect of tax method changes	-	(5,661)	-
Tax expense (benefit) related to an increase (decrease) in unrecognized tax benefits	(1,571)	4,680	75
Stock based compensation (windfall)/shortfall	(2,828)	415	2,832
Federal energy credits	(7,649)	(12,446)	-
Rate changes	190	(78)	10,018
Change in valuation allowance	121	(885)	(8,978)
Other	(172)	(902)	3,247
Provision for income taxes	$66,677	$53,074	$87,897

Effective tax rate	21.9%	20.1%	38.3%

The year-over-year change in our effective tax rate from 2018 to 2019 was impacted by the following items:

(1) Our effective tax rate in 2019 includes a $2.8 million benefit from share based awards vested or exercised during the year compared to a $0.4 million expense during the prior year.

(2) Our effective tax rate in 2019 includes a $1.6 million benefit due to a decrease in our liability for uncertain tax positions, while our effective tax rate in 2018 included a $4.7 million expense due to an increase in our liability for uncertain tax positions.

(3) Our effective tax rate in 2018 included a larger benefit from energy tax credits than 2019.

(4) Our effective tax rate in 2018 included the benefit of certain tax method changes that were implemented with the filing of our 2017 Federal tax return.

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

(2) Our effective tax rate in 2018 included a benefit from energy tax credits, the majority of which relate to homes closed during 2017, which were not included in our 2017 effective tax rate because the credit was retroactively extended after December 31, 2017.

(3) Our effective tax rate in 2018 included the benefit of certain tax method changes that were implemented with the filing of our 2017 Federal tax return.

(4) Our effective tax rate in 2018 included an increase in our liability for uncertain tax positions.

(5) Our effective tax rate in 2017 included the release of a valuation allowance related to our metropolitan district bond securities that were sold in 2017.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax asset are as follows:

	December 31,
	2019	2018
	(Dollars in thousands)
Deferred tax assets:
State net operating loss carryforwards	$10,123	$18,045
Stock-based compensation expense	10,493	11,767
Warranty, litigation and other reserves	12,784	12,844
Accrued compensation	2,592	2,622
Asset impairment charges	3,526	5,848
Inventory, additional costs capitalized for tax purposes	7,228	5,863
Other, net	910	1,680
Total deferred tax assets	47,656	58,669
Valuation allowance	(6,498)	(7,598)
Total deferred tax assets, net of valuation allowance	41,158	51,071

Deferred tax liabilities:
Property, equipment and other assets	9,551	8,440
Deferral of profit on home sales	3,359	1,817
Unrealized gain on marketable securities	2,716	375
Other, net	3,764	3,261
Total deferred tax liabilities	19,390	13,893
Net deferred tax asset	$21,768	$37,178

At December 31, 2019, we had no federal net operating loss or alternative minimum tax carryforwards. However, we had $10.1 million in tax-effected state net operating loss carryforwards. The state operating loss carryforwards, if unused, will begin to expire in 2020.

At December 31, 2019 we had a valuation allowance of $6.5 million, a decrease of $1.1 million from the prior year. The valuation allowance is related to various state net operating loss carryforwards where realization is uncertain at this time due to the limited carryforward periods coupled with minimal activity that exists in certain states.

At December 31, 2019 and 2018, our total liability for uncertain tax positions was $8.9 million and $10.4 million, respectively, a portion of which has been offset against our state net operating loss carryforward deferred tax asset. The following table summarizes activity for the gross unrecognized tax benefit component of our total liability for uncertain tax positions for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Gross unrecognized tax benefits at beginning of year	$8,579	$547	$577
Increases related to prior year tax positions	75	8,190	94
Decreases related to prior year tax positions	-	-	-
Lapse of applicable statute of limitations	(139)	(158)	(124)
Gross unrecognized tax benefits at end of year	$8,515	$8,579	$547

At December 31, 2019 and 2018, there was $3.3 million and $3.5 million, respectively, of unrecognized tax benefits that if recognized, would reduce our effective tax rate.

The net expense for interest and penalties for the years ended December 31, 2019, 2018 and 2017 was ($1.5) million, $1.9 million and $0.0 million, respectively, and are included in provision for income taxes in the consolidated statements of operations and comprehensive income.

We have taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may decrease within the next twelve months. The possible decrease could result from the expiration of various statutes of limitation and the finalization of various state income tax matters. The estimated range of the reasonably possible decrease is $0.0 million to $0.2 million.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal income tax examination for calendar tax years ending 2016 through 2019. Additionally, we are subject to various state income tax examinations for the 2015 through 2019 calendar tax years.

16.	Related Party Transactions

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

During the year ended December 31, 2017, we recorded $1.7 million in interest income related to the Metro District. The interest income is included in interest and other income in the homebuilding section of our consolidated statements of operations and comprehensive income. No interest income related to the Metro District was recorded during the years ended December 31, 2019 or 2018.

We contributed $1.0 million, $1.0 million and $3.0 million in cash to the MDC/Richmond American Homes Foundation (the “Foundation”) for each of the years ended December 31, 2019, 2018 and 2017, respectively. The Foundation is a Delaware non-profit corporation that was incorporated on September 30, 1999.

The Foundation is a non-profit organization operated exclusively for charitable, educational and other purposes beneficial to social welfare within the meaning of Section 501(c)(3) of the Internal Revenue Code. The following Directors and/or officers of the Company served as directors of the Foundation at December 31, 2019, all of whom serve without compensation.

Name	MDC Title
Larry A. Mizel	Chairman and CEO
David D. Mandarich	President and COO

Three other individuals, who are independent of the Company, also serve as directors of the Foundation. All directors of the Foundation serve without compensation.

17.	Lines of Credit and Total Debt Obligations

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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of December 31, 2019.

We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At December 31, 2019 and 2018, there were $23.5 million and $27.8 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. We had $15.0 million outstanding under the Revolving Credit Facility as of December 31, 2019 and 2018. As of December 31, 2019, availability under the Revolving Credit Facility was approximately $961.5 million.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). Effective May 23, 2019, the Mortgage Repurchase Facility was amended to extend its termination date to May 21, 2020. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased on December 24, 2019 from $75 million to $150 million and was effective through January 22, 2020. The Mortgage Repurchase Facility also had a temporary increase in the maximum aggregate commitment from $75 million to $130 million from December 27, 2018 through January 25, 2019. At December 31, 2019 and 2018, HomeAmerican had $149.6 million and $116.8 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is based on a LIBOR rate or successor benchmark rate.

The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of December 31, 2019.

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

Our debt obligations at December 31, 2019 and 2018, net of any unamortized debt issuance costs or discount, were as follows:

	December 31,
	2019	2018
	(Dollars in thousands)
$250 Million 5.625% senior notes due February 2020, net	$249,909	$248,850
$250 Million 5.500% senior notes due January 2024, net	249,005	248,789
$500 Million 6.000% senior notes due January 2043, net	490,508	490,328
Total	$989,422	$987,967

On January 9, 2020, we completed an offering of $300 million of 3.850% senior notes due January 2030 (see Note 24 for further discussion).

18.	Commitments and Contingencies

Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At December 31, 2019, we had outstanding surety bonds and letters of credit totaling $264.0 million and $98.7 million, respectively, including $75.2 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $136.1 million and $64.7 million, respectively. All letters of credit as of December 31, 2019, excluding those issued by HomeAmerican, were issued under our unsecured Revolving Credit Facility (see Note 17 for further discussion of the Revolving Credit Facility). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

We have made no material guarantees with respect to third-party obligations.

Litigation Reserves. Because of the nature of the homebuilding business, we have been named as defendants in various claims, complaints and other legal actions arising in the ordinary course of business, including product liability claims and claims associated with the sale and financing of homes. In the opinion of management, the outcome of these ordinary course matters will not have a material adverse effect upon our financial condition, results of operations or cash flows. At both December 31, 2019 and 2018, we had $1.6 million of legal accruals.

Loan Origination Liabilities. HomeAmerican sold to financial institutions certain loans originated prior to 2009 that were subsequently included by such financial institutions in residential mortgage-backed securities offerings or other securitizations issued by those financial institutions. In connection with such sales, we were put on notice by one institution of a claim for indemnification or breach of contract relating to certain loans that were included in securitizations. The claim related to alleged misrepresentations by borrowers on certain residential mortgage loans originated by HomeAmerican and/or alleged lack of conformity of certain loans to applicable underwriting guidelines promulgated by the financial institution. This matter was settled as of December 31, 2019 and did not have a material impact on our results of operations, financial position, or cash flows.

Lot Option Contracts. In the ordinary course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allow us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, and minimizes the amount of land inventories on our consolidated balance sheets. In certain cases, these contracts will be settled shortly following the end of the period. Our obligation with respect to Option Contracts is generally limited to forfeiture of the related deposits. At December 31, 2019, we had cash deposits and letters of credit totaling $23.2 million and $6.2 million, respectively, at risk associated with options to purchase 8,881 lots.

19.	Concentration of Third-Party Mortgage Purchasers

The following table sets forth the percent of mortgage loans sold by HomeAmerican to its primary third party purchasers during 2019, 2018 and 2017. No other third parties purchased greater than 10 percent of our mortgage loans during 2019, 2018 or 2017.

	Year Ended December 31,
	2019	2018	2017
PennyMac Loan Services, LLC	41%	23%	17%
Wells Fargo Funding, Inc.	16%	9%	13%
Fannie Mae	7%	11%	11%
U.S. Bancorp	6%	11%	9%
SunTrust Mortgage, Inc.	4%	11%	8%
Ginnie Mae	4%	5%	11%
Flagstar Bancorp, Inc.	3%	11%	6%

20.	Stockholders' Equity

Cash Dividends. In each of the years ended December 31, 2019, 2018 and 2017, we paid dividends of $1.18 per share, $1.11 per share and $0.85 per share, respectively

Stock Dividends. On January 28, 2019, MDC’s board of directors approved an 8% stock dividend that was distributed on February 28, 2019 to shareholders of record on February 14, 2019. On November 20, 2017, MDC’s board of directors approved an 8% stock dividend that was distributed on December 19, 2017 to shareholders of record on December 5, 2017.

Common Stock Repurchase Program. At December 31, 2019, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock under this repurchase program during the years ended December 31, 2019, 2018 or 2017. We did not hold any treasury stock at December 31, 2019.

21.	Equity Incentive and Employee Benefit Plans

A summary of our equity incentive plans, restated as applicable for stock dividends, follows.

Employee Equity Incentive Plans. Effective March 2001, we adopted the M.D.C. Holdings, Inc. 2001 Equity Incentive Plan (the “2001 Equity Incentive Plan”). Non-qualified option awards previously granted generally vested over periods of up to seven years and expire ten years after the date of grant. Restricted stock awards generally were granted with vesting terms of up to five years. On March 26, 2011, the 2001 Equity Incentive Plan terminated and all stock option grants and restricted stock awards outstanding at the time of the plan termination may continue to be exercised, or become free of restrictions, in accordance with their terms. A total of 0.4 million shares of MDC common stock were reserved for issuance under the 2001 Equity Incentive Plan as of December 31, 2019.

On April 27, 2011, our shareholders approved the M.D.C Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Equity Incentive Plan”), which provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards to employees of the Company. Stock options granted under the 2011 Equity Incentive Plan have an exercise price that is at least equal to the fair market value of our common stock on the date the stock option is granted, generally vest in periods up to five years and expire ten years after the date of grant. At December 31, 2019, a total of 8.6 million shares of MDC common stock were reserved for issuance under the 2011 Equity Incentive Plan, of which 1.8 million shares remained available for grant under this plan as of December 31, 2019.

Director Equity Incentive Plans. Effective March 2001, we adopted the M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors (the “2001 Director Stock Option Plan”). Each option granted under the Director Stock Option Plan vested immediately and expires ten years from the date of grant. The 2001 Director Stock Option Plan terminated on May 21, 2012 and stock options outstanding at the time of plan termination may continue to be exercised in accordance with their terms. A total of 26 thousand shares of MDC common stock were reserved for issuance under the 2001 Director Stock Option Plan as of December 31, 2019.

Effective April 27, 2011, our shareholders approved the M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors (the “2011 Director Stock Option Plan”), which provides for the grant of non-qualified stock options to non-employee directors of the Company. Effective March 29, 2016, our shareholders approved an amendment to the 2011 Director Stock Option Plan to provide the non-employee directors with an alternative to elect to receive an award of restricted stock in lieu of a stock option. Pursuant to the 2011 Director Stock Option Plan as amended, on August 1 of each year, each non-employee director is granted either (1) an option to purchase 25,000 shares of MDC common stock or (2) shares of restricted stock having an expense to the Company that is equivalent to the stock option. Each option granted under the 2011 Director Stock Option Plan vests immediately, becomes exercisable six months after grant, and expires ten years from the date of grant. The option exercise price must be equal to the fair market value (as defined in the plan) of our common stock on the date of grant of the option. Each restricted stock award granted under the 2011 Director Stock Option Plan vests seven months after the grant date. At December 31, 2019, a total of 0.8 million shares of MDC common stock were reserved for issuance under the 2011 Director Stock Option Plan and 0.5 million shares remained available for grant under this plan as of December 31, 2019.

Employee Benefit Plan. We have a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code where each employee may elect to make before-tax contributions up to the current tax limits. Effective for 2018 and thereafter, we match employee contributions at a rate of 50% of the first 6% of compensation and, as of December 31, 2019, we had accrued $2.6 million related to the match that is to be contributed in the first quarter of 2020 for 2019 activity. At December 31, 2018, we had accrued $2.4 million related to the match that was contributed in the first quarter of 2019 for 2018 activity. At December 31, 2017, we had accrued $2.1 million related to the match that was contributed during the first quarter of 2018 for 2017 activity.

22.	Stock Based Compensation

All share and per share amounts have been adjusted for the stock dividends distributed during 2019 and 2017, as applicable.

Determining Fair Value of Share-Based Option Awards.  Most options that we grant contain only a service condition (“Service-Based” option) and therefore vest over a specified number of years as long as the employee is employed by the Company. For Service-Based options, we use the Black-Scholes option pricing model to determine the grant date fair value.

The fair values for Service-Based options granted for the years ended December 31, 2019 and 2018 were estimated using the Black-Scholes option pricing model with the below weighted-average assumptions. For the year ended December 31, 2017, there were no options granted.

	Year Ended December 31,
	2019	2018	2017
Expected lives of options (years)	9.5	9.1	N/A
Expected volatility	29.9%	29.7%	N/A
Risk free interest rate	1.7%	3.0%	N/A
Dividend yield rate	3.4%	3.9%	N/A

Based on calculations using the Black-Scholes option pricing model, the weighted-average grant date fair values of stock options granted during 2019 and 2018 were $7.88 and $6.32, respectively. The expected life of options in the table above represents the weighted-average period for which the options are expected to remain outstanding and are derived primarily from historical exercise patterns. The expected volatility is determined based on our review of the implied volatility that is derived from the price of exchange traded options of the Company. The risk-free interest rate assumption is determined based upon observed interest rates appropriate for the expected term of our employee stock options. The dividend yield assumption is based on our history of dividend payouts.

Stock Option Award Activity.  Stock option activity under our option plans, restated as applicable for stock dividends, for the years ended December 31, 2019, 2018 and 2017 were as follows.

	Year Ended December 31,
	2019		2018		2017
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding Stock Option Activity
Outstanding, beginning of year	5,974,433	$23.50	6,094,033	$23.35	7,175,816	$24.20
Granted	412,247	35.55	486,000	28.45	-	N/A
Exercised	(987,496)	25.65	(393,571)	25.06	(411,249)	23.00
Forfeited	-	N/A	(9,950)	20.46	-	N/A
Cancelled	-	N/A	(202,079)	27.94	(670,534)	32.63
Outstanding, end of year	5,399,184	$24.00	5,974,433	$23.50	6,094,033	$23.35

	Year Ended December 31,
	2019		2018		2017
		Weighted-		Weighted-		Weighted-
	Number of	Average	Number of	Average	Number of	Average
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested Stock Option Activity
Outstanding, beginning of year	483,542	$6.26	135,481	$5.76	2,670,744	$4.72
Granted	412,247	7.88	486,000	6.32	-	N/A
Vested	(195,541)	5.93	(127,989)	6.18	(2,535,263)	4.66
Forfeited	-	N/A	(9,950)	3.90	-	N/A
Unvested, end of year	700,248	$7.20	483,542	$6.26	135,481	$5.76

The total intrinsic value of options (difference between price per share as of the exercise date and the exercise price, times the number of options outstanding) exercised during the years ended December 31, 2019, 2018 and 2017 was $8.2 million, $1.9 million and $2.5 million, respectively.

The following table provides data for our stock options that are vested or expected to vest as of December 31, 2019.

Exercisable or expected to vest
Number outstanding	5,397,398
Weighted-average exercise price	$24.00
Aggregate intrinsic value (in thousands)	$76,431
Weighted-average remaining contractual term (years)	4.75

Exercisable
Number outstanding	4,698,936
Weighted-average exercise price	$22.75
Aggregate intrinsic value (in thousands)	$72,411
Weighted-average remaining contractual term (years)	4.12

The aggregate intrinsic values in the tables above represent the total pretax intrinsic values (the difference between the closing price of MDC’s common stock on the last trading day of fiscal 2019 and the exercise price, multiplied by the number of in-the-money stock option shares) that would have been received by the option holders had all in-the-money outstanding stock options been exercised on December 31, 2019.

The following table summarizes information associated with outstanding and exercisable stock options at December 31, 2019.

			Options Outstanding			Options Exercisable
				Weighted-			Weighted-
				Average			Average
				Remaining	Weighted-		Remaining	Weighted-
				Contractual	Average		Contractual	Average
			Number	Life (in	Exercise	Number	Life (in	Exercise
Range of Exercise Price			Outstanding	years)	Price	Outstanding	years)	Price
$ 15.01	-	$20.00	1,269,604	2.26	$19.89	1,260,418	2.24	$19.90
$ 20.01	-	$25.00	2,894,522	4.97	23.17	2,891,460	4.96	23.17
$ 25.01	-	$30.00	804,440	5.58	27.40	516,440	4.01	26.78
$ 30.01	-	$35.00	30,618	3.08	32.37	30,618	3.08	32.37
$ 35.01	-	$40.00	400,000	9.59	35.55	-	NA	N/A
Total			5,399,184	4.75	$24.00	4,698,936	4.12	$22.75

Total compensation expense relating to stock options was $1.5 million, $1.2 million and $0.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. Our recognized tax benefit from this expense for the years ended December 31, 2019, 2018 and 2017 was $0.0 million, $0.2 million and $0.2 million, respectively.

As of December 31, 2019, $4.0 million of total unrecognized compensation cost related to stock options was expected to be recognized as an expense by the Company in the future over a weighted-average period of approximately 2.2 years.

For the years ended December 31, 2019, 2018 and 2017 the company received cash from the exercise of stock option awards of $25.3 million, $9.9 million and $9.5 million, respectively. Our realized tax benefit from stock options exercised for the years ended December 31, 2019, 2018 and 2017 was $0.2 million, $0.4 million and $1.0 million, respectively.

Restricted and Unrestricted Stock Award Activity. Non-vested restricted stock awards, restated as applicable for stock dividends, at December 31, 2019, 2018 and 2017 and changes during those years were as follows:

	Year Ended December 31,
	2019		2018		2017
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of year	337,909	$25.61	317,390	$23.89	221,133	$19.85
Granted	167,676	33.85	143,214	29.51	160,620	27.42
Vested	(156,235)	27.24	(117,404)	25.45	(57,375)	22.57
Forfeited	(5,292)	30.56	(5,292)	28.84	(6,988)	21.81
Unvested, end of year	344,058	$30.54	337,909	$25.61	317,390	$23.89

Total compensation expense relating to restricted stock awards was $4.8 million, $3.6 million and $2.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. Our recognized tax benefit from this expense for the years ended December 31, 2019, 2018 and 2017 was $0.7 million, $0.8 million and $1.0 million, respectively.

At December 31, 2019, there was $4.6 million of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized as an expense by us in the future over a weighted-average period of approximately 1.6 years. The total intrinsic value of unvested restricted stock awards (the closing price of MDC’s common stock on the last trading day of fiscal 2019 multiplied by the number of unvested awards) at December 31, 2019 was $13.1 million. The total intrinsic value of restricted stock which vested during each of the years ended December 31, 2019, 2018 and 2017 was $5.3 million, $3.2 million and $1.4 million, respectively.

Performance Share Unit Awards. On August 5, 2019, May 23, 2018, June 20, 2017 and July 25, 2016, the Company granted long term performance share unit awards (“PSUs”) to each of the CEO, the COO, and the Chief Financial Officer (“CFO”) under the Company’s 2011 Equity Incentive Plan. The PSUs are earned based upon the Company’s performance, over a three year period (the “Performance Period”), measured by increasing home sale revenues over a “Base Period.” Each award is conditioned upon the Company achieving an average gross margin from home sales (excluding impairments) of at least fifteen percent (15%) over the Performance Period. Target goals will be earned if the Company’s three year average home sale revenues over the Performance Period (“Performance Revenues”) exceed the home sale revenues over the Base Period (“Base Revenues”) by at least 10% but less than 20%. If Performance Revenues exceed the Base Revenues by at least 5% but less than 10%, 50% of the Target Goals will be earned (“Threshold Goals”). If Performance Revenues exceed the Base Revenues by at least 20%, 200% of the Target Goals will be earned (“Maximum Goals”). For the PSUs granted in 2017, 2018 and 2019, the number of PSUs earned shall be adjusted to be proportional to the partial performance between the Threshold Goals, Target Goals and Maximum Goals. Details for each defined term above for both grants have been provided in the table below.

				Threshold Goal		Target Goal		Maximum Goal
Date of Award	Performance Period	Base Period	Base Period Revenues	PSUs	Home Sale Revenues	PSUs	Home Sale Revenues	PSUs	Home Sale Revenues	Fair Value per Share	Maximum Potential Expense to be Recognized*	Maximum Remaining Expense to be Recognized*
July 25, 2016	July 1, 2016 to June 30, 2019	July 1, 2015 to June 30, 2016	$1.975 billion	137,781	$2.074 billion	275,562	$2.173 billion	551,124	$2.370 billion	$19.66	$10,834	$-

June 20, 2017	April 1, 2017 to March 31, 2020	April 1, 2016 to March 31, 2017	$2.426 billion	144,342	$2.547 billion	288,684	$2.669 billion	577,368	$2.911 billion	$27.83	$16,070	$1,446

May 23, 2018	April 1, 2018 to March 31, 2021	April 1, 2017 to March 31, 2018	$2.543 billion	145,800	$2.670 billion	291,600	$2.797 billion	583,200	$3.052 billion	$25.57	$14,915	$8,623

August 5, 2019	January 1, 2019 to December 31, 2021	January 1, 2018 to December 31, 2018	$2.982 billion	135,000	$3.131 billion	270,000	$3.280 billion	540,000	$3.578 billion	$32.60	$17,604	$17,604

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

2016 PSU Grants. The 2016 PSU awards vested on August 7, 2019 at the Maximum Goals following the achievement of the Maximum Goals and certification by the Compensation Committee that the Maximum Goals had been achieved. For the years ended December 31, 2019, 2018 and 2017 the Company recorded share-based award expense of $1.8 million, $6.3 million and $2.7 million, respectively, related to these awards.

2017 PSU Grants. As of December 31, 2019, the Company determined that achievement at the Maximum Goals for these awards was probable. For the years ended December 31, 2019 and 2018 the Company recorded share-based award expense of $11.7 million and $3.0 million, respectively. As of December 31, 2017, the Company concluded that achievement of any of the performance metrics had not met the level of probability required to record compensation expense and, as such, no expense related to these awards had been recognized as of December 31, 2017.

2018 PSU Grants. As of December 31, 2019, the Company determined that achievement between the Target and Maximum Goals for these awards was probable and as such, the Company recorded share-based award expense related to the awards of $6.3 million for the year ended December 31, 2019. As of December 31, 2018, the Company concluded that achievement of any of the performance metrics had not met the level of probability required to record compensation expense and as such, no expense related to these awards had been recognized as of December 31, 2018.

2019 PSU Grants. For the PSUs granted in August of 2019, the Company concluded that achievement of any of the performance metrics had not met the level of probability required to record compensation expense and, as such, no expense related to these awards has been recognized as of December 31, 2019.

Our employee equity incentive plans permit us to withhold from the total number of shares that otherwise would be released to a restricted stock or performance share unit award recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due. For the year ended December 31, 2019, 270,720 shares were withheld resulting in $10.0 million of income tax withholding being remitted on behalf of the employees. There were no shares withheld for the years ended December 31, 2018 and 2017.

23.	Results of Quarterly Operations (Unaudited) (Restated for Stock Dividends)

	Quarter
	First	Second	Third	Fourth
	(Dollars in thousands, except per share amounts)
2019
Total revenue	$664,682	$751,441	$772,662	$1,104,468
Home sales revenue	$647,278	$732,844	$750,274	$1,074,852
Asset impairments	$(610)	$-	$-	$(325)
Gross margin from home sales (including impairments)	18.9%	19.5%	18.8%	18.5%
Homebuilding selling, general and administrative expenses	$82,261	$82,712	$92,716	$105,101
Income before income taxes	$55,606	$74,331	$62,806	$112,246
Net income	$40,550	$54,593	$50,580	$92,589
Earnings per share:
Basic	$0.66	$0.88	$0.81	$1.48
Diluted	$0.64	$0.86	$0.79	$1.42

2018
Total revenue	$626,723	$770,980	$785,638	$881,875
Home sales revenue	$607,688	$749,608	$766,027	$858,488
Asset impairments	$(550)	$(200)	$(11,098)	$(10,002)
Gross margin from home sales (including impairments)	18.2%	19.1%	17.7%	18.1%
Homebuilding selling, general and administrative expenses	$71,341	$81,571	$83,523	$93,366
Income before income taxes	$50,532	$76,616	$67,420	$69,286
Net income	$38,764	$63,899	$53,392	$54,725
Earnings per share:
Basic	$0.64	$1.05	$0.87	$0.90
Diluted	$0.63	$1.03	$0.86	$0.88

24.	Subsequent Events

On January 9, 2020, we completed an offering of $300 million of 3.850% senior notes (3.850% Notes) due January 2030 at 100% of par. The 3.850% Notes, which pay interest semi-annually in arrears on January 15 and July 15 of each year, are general unsecured obligations of MDC and rank equally and ratably with our other general unsecured and unsubordinated indebtedness. We received proceeds of $298.1 million, net of underwriting discount of $1.9 million. We will use the proceeds of the offering for general corporate purposes, including repayment of debt.

25.	Supplemental Guarantor Information

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

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Balance Sheet

	December 31, 2019
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	Dollars in thousands
ASSETS
Homebuilding:
Cash and cash equivalents	$418,822	$5,364	$-	$-	$424,186
Marketable securities	-	-	-	-	-
Restricted cash	-	14,279	-	-	14,279
Trade and other receivables	624	65,205	-	-	65,829
Inventories:
Housing completed or under construction	-	1,036,191	-	-	1,036,191
Land and land under development	-	1,330,384	-	-	1,330,384
Total inventories	-	2,366,575	-	-	2,366,575

Intercompany receivables	1,936,075	6,370	-	(1,942,445)	-
Investment in subsidiaries	488,993	-	-	(488,993)	-
Property and equipment, net	23,192	37,222	-	-	60,414
Deferred tax assets, net	22,508	-	-	(740)	21,768
Other assets	34,728	43,630	-	-	78,358
Total Homebuilding Assets	2,924,942	2,538,645	-	(2,432,178)	3,031,409

Financial Services:
Cash and cash equivalents	-	-	35,747	-	35,747
Marketable securities	-	-	56,747	-	56,747
Intercompany receivables	-	-	47,753	(47,753)	-
Mortgage loans held-for-sale, net	-	-	197,021	-	197,021
Other assets	-	-	16,692	740	17,432
Total Financial Services Assets	-	-	353,960	(47,013)	306,947
Total Assets	$2,924,942	$2,538,645	$353,960	$(2,479,191)	$3,338,356

LIABILITIES AND EQUITY

Homebuilding:
Accounts payable	$289	$87,075	$-	$-	$87,364
Accrued and other liabilities	84,088	156,652	-	5,200	245,940
Advances and notes payable to parent and subsidiaries	53,658	1,912,969	-	(1,966,627)	-
Revolving credit facility	15,000	-	-	-	15,000
Senior notes, net	989,422	-	-	-	989,422
Total Homebuilding Liabilities	1,142,457	2,156,696	-	(1,961,427)	1,337,726

Financial Services:
Accounts payable and accrued liabilities	-	-	73,729	(5,200)	68,529
Advances and notes payable to parent and subsidiaries	-	-	23,571	(23,571)	-
Mortgage repurchase facility	-	-	149,616	-	149,616
Total Financial Services Liabilities	-	-	246,916	(28,771)	218,145
Total Liabilities	1,142,457	2,156,696	246,916	(1,990,198)	1,555,871

Equity:
Total Stockholders' Equity	1,782,485	381,949	107,044	(488,993)	1,782,485
Total Liabilities and Stockholders' Equity	$2,924,942	$2,538,645	$353,960	$(2,479,191)	$3,338,356

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Balance Sheet

	December 31, 2018
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and cash equivalents	$410,127	$4,597	$-	$-	$414,724
Marketable securities	-	-	-	-	-
Restricted cash	-	6,363	-	-	6,363
Trade and other receivables	758	52,224	-	-	52,982
Inventories:
Housing completed or under construction	-	952,436	-	-	952,436
Land and land under development	-	1,180,558	-	-	1,180,558
Total inventories	-	2,132,994	-	-	2,132,994

Intercompany receivables	1,735,342	7,369	-	(1,742,711)	-
Investment in subsidiaries	455,848	-	-	(455,848)	-
Property and equipment, net	23,896	34,271	-	-	58,167
Deferred tax assets, net	36,168	-	-	1,010	37,178
Other assets, net	12,234	33,560	-	-	45,794
Total Homebuilding Assets	2,674,373	2,271,378	-	(2,197,549)	2,748,202

Financial Services:
Cash and cash equivalents	-	-	49,052	-	49,052
Marketable securities	-	-	40,879	-	40,879
Intercompany receivables	-	-	22,346	(22,346)	-
Mortgage loans held-for-sale, net	-	-	149,211	-	149,211
Other assets, net	-	-	14,743	(1,010)	13,733
Total Financial Services Assets	-	-	276,231	(23,356)	252,875
Total Assets	$2,674,373	$2,271,378	$276,231	$(2,220,905)	$3,001,077

LIABILITIES AND EQUITY

Homebuilding:
Accounts payable	$-	$50,505	$-	$-	$50,505
Accrued and other liabilities	65,691	125,387	-	5,169	196,247
Advances and notes payable to parent and subsidiaries	29,715	1,727,248	295	(1,757,258)	-
Revolving credit facility	15,000	-	-	-	15,000
Senior notes, net	987,967	-	-	-	987,967
Total Homebuilding Liabilities	1,098,373	1,903,140	295	(1,752,089)	1,249,719

Financial Services:
Accounts payable and accrued liabilities	-	-	63,712	(5,169)	58,543
Advances and notes payable to parent and subsidiaries	-	-	7,799	(7,799)	-
Mortgage repurchase facility	-	-	116,815	-	116,815
Total Financial Services Liabilities	-	-	188,326	(12,968)	175,358
Total Liabilities	1,098,373	1,903,140	188,621	(1,765,057)	1,425,077

Equity:
Total Stockholders' Equity	1,576,000	368,238	87,610	(455,848)	1,576,000
Total Liabilities and Stockholders' Equity	$2,674,373	$2,271,378	$276,231	$(2,220,905)	$3,001,077

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Statements of Operations and Comprehensive Income

	Year Ended December 31, 2019
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$3,205,248	$-	$-	$3,205,248
Cost of Sales	-	(2,600,196)	-	-	(2,600,196)
Inventory impairments	-	(935)	-	-	(935)
Gross margin	-	604,117	-	-	604,117
Selling, general, and administrative expenses	(71,720)	(290,507)	-	(563)	(362,790)
Equity income of subsidiaries	286,606	-	-	(286,606)	-
Interest and other income	8,996	1,242	-	(1,168)	9,070
Other expense	30	(5,665)	-	-	(5,635)
Homebuilding pretax income (loss)	223,912	309,187	-	(288,337)	244,762
Financial Services:
Financial services pretax income	-	-	58,496	1,731	60,227
Income before income taxes	223,912	309,187	58,496	(286,606)	304,989
Provision for income taxes	14,400	(67,595)	(13,482)	-	(66,677)
Net income	$238,312	$241,592	$45,014	$(286,606)	$238,312
Other comprehensive income related to available-for-sale securities, net of tax	-	-	-	-	-
Comprehensive income	$238,312	$241,592	$45,014	$(286,606)	$238,312

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

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Statements of Operations and Comprehensive Income

	Year Ended December 31, 2017
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Homebuilding:
Revenues	$-	$2,503,242	$-	$-	$2,503,242
Cost of Sales	-	(2,078,371)	98	-	(2,078,273)
Inventory impairments	-	(10,010)	-	-	(10,010)
Gross margin	-	414,861	98	-	414,959
Selling, general, and administrative expenses	(52,252)	(234,430)	-	(806)	(287,488)
Equity income of subsidiaries	144,190	-	-	(144,190)	-
Interest and other income	59,042	2,834	6	(546)	61,336
Other expense	(30)	(2,838)	-	-	(2,868)
Homebuilding pretax income (loss)	150,950	180,427	104	(145,542)	185,939
Financial Services:
Financial services pretax income	-	-	42,441	1,352	43,793
Income before income taxes	150,950	180,427	42,545	(144,190)	229,732
Provision for income taxes	(9,115)	(64,051)	(14,731)	-	(87,897)
Net income	$141,835	$116,376	$27,814	$(144,190)	$141,835
Other comprehensive income related to available-for-sale securities, net of tax	(18,079)	-	3,382	(3,382)	(18,079)
Comprehensive income	$123,756	$116,376	$31,196	$(147,572)	$123,756

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Statement of Cash Flows

	Year Ended December 31, 2019
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(9,997)	$74,134	$(6,304)	$-	$57,833
Net cash provided by (used in) investing activities	76,468	(23,833)	(4,149)	(77,271)	(28,785)
Financing activities:
Payments from (advances to) subsidiaries	-	(41,618)	(35,653)	77,271	-
Advances on mortgage repurchase facility, net	-	-	32,801	-	32,801
Dividend payments	(73,117)	-	-	-	(73,117)
Issuance of shares under stock-based compensation programs, net	15,341	-	-	-	15,341
Net cash provided by (used in) financing activities	(57,776)	(41,618)	(2,852)	77,271	(24,975)

Net increase (decrease) in cash and cash equivalents	8,695	8,683	(13,305)	-	4,073
Cash and cash equivalents:
Beginning of period	410,127	10,960	49,052	-	470,139
End of period	$418,822	$19,643	$35,747	$-	$474,212

	Year Ended December 31, 2018
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$10,925	$(47,132)	$28,301	$-	$(7,906)
Net cash provided by (used in) investing activities	(8,632)	(25,415)	(2,639)	56,900	20,214
Financing activities:
Payments from (advances to) subsidiaries	-	70,456	(13,556)	(56,900)	-
Advances on mortgage repurchase facility, net	-	-	4,475	-	4,475
Dividend payments	(67,718)	-	-	-	(67,718)
Payments of deferred financing costs	(3,026)	-	-	-	(3,026)
Issuance of shares under stock-based compensation programs, net	9,860	-	-	-	9,860
Net cash provided by (used in) financing activities	(60,884)	70,456	(9,081)	(56,900)	(56,409)

Net increase (decrease) in cash and cash equivalents	(58,591)	(2,091)	16,581	-	(44,101)
Cash and cash equivalents:
Beginning of period	468,718	13,051	32,471	-	514,240
End of period	$410,127	$10,960	$49,052	$-	$470,139

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Statement of Cash Flows

	Year Ended December 31, 2017
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by operating activities	$30,815	$8,991	$30,700	$-	$70,506
Net cash provided by (used in) investing activities	80,822	(454)	(253)	(22,325)	57,790
Financing activities:
Payments from (advances to) subsidiaries	-	(2,672)	(19,653)	22,325	-
Advances on mortgage repurchase facility, net	-	-	(2,145)	-	(2,145)
Proceeds from the issuance of senior notes	146,463	-	-	-	146,463
Dividend payments	(51,897)	-	-	-	(51,897)
Excess tax benefit from share-based awards	(2,665)	-	-	-	(2,665)
Issuance of shares under stock-based compensation programs, net	9,501	-	-	-	9,501
Net cash provided by (used in) financing activities	101,402	(2,672)	(21,798)	22,325	99,257

Net increase in cash and cash equivalents	213,039	5,865	8,649	-	227,553
Cash and cash equivalents:
Beginning of period	255,679	7,186	23,822	-	286,687
End of period	$468,718	$13,051	$32,471	$-	$514,240

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

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, management concluded that our internal control over financial reporting was effective at December 31, 2019.

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

To the Stockholders and Board of Directors of

M.D.C. Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited M.D.C. Holdings, Inc’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework),” (the COSO criteria). In our opinion, M.D.C. Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated January 30, 2020 expressed an unqualified opinion thereon.

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

January 30, 2020

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information not disclosed below that is required by this Item is incorporated herein by reference, when filed, from our proxy statement (the “Proxy Statement”) for the Annual Meeting of Shareholders to be held on or about April 20, 2020, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act. Please see the Table of Contents to the Proxy Statement.

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

Item 11. Executive Compensation.

Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from our Proxy Statement. Please see the Table of Contents to the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from our Proxy Statement. Please see the Table of Contents to the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from our Proxy Statement. Please see the Table of Contents to the Proxy Statement.

Item 14. Principal Accountant Fees and Services.

Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from our Proxy Statement. Please see the Table of Contents to the Proxy Statement.

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

4.2

Supplemental Indenture (5.625% Senior Notes due 2020), dated as of January 15, 2010, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed January 15, 2010). *

4.3

Second Supplemental Indenture (5.625% Senior Notes due 2020), dated as of January 3, 2013, by and among the Company, U.S. Bank National Association, as Trustee, and Richmond American Homes of Washington, Inc., a wholly owned subsidiary of the Company, as Additional Guarantor, including the form of Guaranty signed by the Additional Guarantor (incorporated by reference to Exhibit 4.9 of the Company's Annual Report on Form 10-K dated December 31, 2012). *

4.4

Supplemental Indenture (6.000% Senior Notes due 2043), dated as of January 10, 2013, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed January 10, 2013). *

4.5

Supplemental Indenture (5.500% Senior Notes due 2024), dated as of January 15, 2014, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed January 15, 2014). *

4.6

Supplemental Indenture (3.850% Senior Notes due 2030), dated as of January 9, 2020, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee  (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed January 9, 2020). *

4.7	Description of Registrant’s Securities.

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

10.10

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

10.13	Second Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 29, 2008 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed May 1, 2008). *

10.14	Third Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 29, 2008 (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed May 1, 2008). *

10.15

Fourth Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K dated December 31, 2008). *

10.16	Form of Non-Qualified Stock Option Certificate (2001 Equity Incentive Plan) (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K dated December 31, 2004). *

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

10.21	M.D.C. Holdings, Inc. 2011 Equity Incentive Plan, effective April 27, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 29, 2011). *

10.22	First Amendment to the M.D.C. Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 19, 2013).*

10.23	Second Amendment to the M.D.C. Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 24, 2015). *

10.24	Third Amendment to the M.D.C. Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 25, 2017). *

10.25	Fourth Amendment to the M.D.C. Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 1, 2019). *

10.26	M.D.C. Holdings, Inc. 2011 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed May 1, 2019). *

10.27	Form of 2011 Stock Option Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q dated June 30, 2011). *

10.28	Form of 2011 Restricted Stock Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q dated June 30, 2011). *

10.29	Form of 2015 Restricted Stock Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.34 of the Company's Annual Report on Form 10-K dated December 31, 2015). *

10.30	Form of Executive Officer Stock Option Agreement under the 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed March 9, 2012).*

10.31

Form of Executive Officer Stock Option Agreement under the 2011 Equity Incentive Plan (May 18, 2015 grants) (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated June 30, 2015). *

10.32

Form of Executive Officer Stock Option Agreement under the 2011 Equity Incentive Plan (May 23, 2018 grants) (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated June 30, 2018). *

10.33

Restricted Stock Agreement Amendment (Executive Officers) under the 2011 Equity Incentive Plan, dated as of February 6, 2019 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated March 31, 2019). *

10.34

Stock Option Agreement Amendment (Executive Officers) under the 2011 Equity Incentive Plan, dated as of February 6, 2019 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated March 31, 2019). *

10.35

Form of Executive Officer Restricted Stock Agreement under the 2011 Equity Incentive Plan, adopted as of March 18, 2019 (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q dated March 31, 2019). *

10.36

Form of Executive Officer Stock Option Agreement under the 2011 Equity Incentive Plan, adopted as of March 18, 2019 (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q dated March 31, 2019). *

10.37	Form of Performance Share Unit Grant Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated September 30, 2016). *

10.38	Form of 2017 Performance Share Unit Grant Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated June 30, 2017). *

10.39	Form of 2018 Performance Share Unit Grant Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated June 30, 2018). *

10.40	Form of 2019 Performance Share Unit Grant Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed August 8, 2019). *

10.41	M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors effective April 27, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 29, 2011). *

10.42

First Amendment to the M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed March 24, 2015). *

10.43

Second Amendment to the M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 1, 2016). *

10.44	Form of Stock Option Agreement (2011 Stock Option Plan for Non-Employee Directors) (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated June 30, 2011). *

10.45

Form of Restricted Stock Award Agreement (2011 Stock Option Plan for Non-Employee Directors) (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated June 30, 2016). *

10.46

Form of Indemnification Agreement entered into between the Company and members of its Board of Directors (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed October 26, 2006).*

10.47

Form of Indemnification Agreement entered into between the Company and certain of its officers (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed October 26, 2006).*

10.48

M.D.C. Holdings, Inc. 2013 Executive Officer Performance-Based Compensation Plan, approved March 18, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 19, 2013). *

10.49

M.D.C. Holdings, Inc. 2018 Executive Officer Performance-Based Compensation Plan, December 10, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 11, 2018). *

10.50	Employment Agreement, Larry A. Mizel, amended and restated as of August 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 26, 2008). *

10.51	Amendment to Employment Agreement of Larry A. Mizel, dated March 8, 2012 (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed March 9, 2012).*

10.52	Second Amendment to Employment Agreement of Larry A. Mizel, dated October 18, 2013 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed October 18, 2013).*

10.53	Employment Agreement, David D. Mandarich, amended and restated as of August 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 26, 2008). *

10.54	Amendment to Employment Agreement of David D. Mandarich, dated March 8, 2012 (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed March 9, 2012).*

10.55	Second Amendment to Employment Agreement of David D. Mandarich, dated October 18, 2013 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed October 18, 2013).*

10.56

Lease Agreement among MDC, Richmond American Homes of Colorado, Inc. and Larry A. Mizel, August 2, 2007 (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q dated June 30, 2007). *

10.57

Lease Agreement among MDC, Richmond American Homes of Colorado, Inc. and David D. Mandarich, August 2, 2007 (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q dated June 30, 2007). *

10.58

Change in Control and Separation Agreement between the Company and Michael Touff, dated as of July 30, 2008 (incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q filed July 31, 2008). *

10.59

Change in Control Agreement between the Company and Robert N. Martin, dated as of May 23, 2015 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 19, 2015).*

10.60

Form of Change in Control Agreement between the Company and certain employees of M.D.C. Holdings, Inc. (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed March 27, 1998). *

10.61

Independent Contractor Agreement between Mizel Design and Decorating Company and the Company effective as of January 1, 2005 (incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K dated December 31, 2004). *

10.62	Sub-Sublease agreement between MDC and CVentures, Inc., executed July 25, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed July 27, 2005). *

10.63

First Amendment to Sub-Sublease agreement between MDC and CVentures, Inc., executed on March 28, 2006 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 29, 2006). *

10.64	Sublease agreement between MDC and CVentures, Inc., executed January 30, 2017 (incorporated by reference to Exhibit 10.60 of the Company's Annual Report on Form 10-K dated December 31, 2016). *

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP.

31.1	Certification of principal executive officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets at December 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2019, (iii) Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2019, (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2019; and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*Incorporated by reference.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M.D.C. HOLDINGS, INC. (Registrant)

Date: January 30, 2020	By:	/s/ Robert N. Martin
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

Signature	Title	Date

/s/ Larry A. Mizel	Chairman of the Board of Directors and Chief	January 30, 2020
Larry A. Mizel	Executive Officer (principal executive officer)

/s/ David D. Mandarich	Director, President and Chief Operating Officer	January 30, 2020
David D. Mandarich

/s/ Robert N. Martin	Senior Vice President, Chief Financial Officer &	January 30, 2020
Robert N. Martin	Principal Accounting Officer (principal financial officer and principal accounting officer)

/s/ Raymond T. Baker	Director	January 30, 2020
Raymond T. Baker

/s/ Michael A. Berman	Director	January 30, 2020
Michael A. Berman

/s/ David E. Blackford	Director	January 30, 2020
David E. Blackford

/s/ Herbert T. Buchwald	Director	January 30, 2020
Herbert T. Buchwald

/s/ Leslie B. Fox	Director	January 30, 2020
Leslie B. Fox

/s/ Courtney L. Mizel	Director	January 30, 2020
Courtney L. Mizel

/s/ Paris G. Reece III	Director	January 30, 2020
Paris G. Reece III

/s/ David Siegel	Director	January 30, 2020
David Siegel