Form 10-Q
period 2020-03-31
MDC HOLDINGS INC
filed 2020-05-05
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 1, 2020, 63,054,495 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

(i)

PART I

ITEM 1.     Unaudited Consolidated Financial Statements

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019
	(Dollars in thousands, except
	per share amounts)
ASSETS
Homebuilding:
Cash and cash equivalents	$386,704	$424,186
Restricted cash	15,762	14,279
Trade and other receivables	69,301	65,829
Inventories:
Housing completed or under construction	1,215,214	1,036,191
Land and land under development	1,301,433	1,330,384
Total inventories	2,516,647	2,366,575
Property and equipment, net	62,316	60,414
Deferred tax asset, net	20,660	21,768
Prepaid and other assets	78,002	78,358
Total homebuilding assets	3,149,392	3,031,409
Financial Services:
Cash and cash equivalents	22,159	35,747
Marketable securities	43,985	56,747
Mortgage loans held-for-sale, net	133,921	197,021
Other assets	24,255	17,432
Total financial services assets	224,320	306,947
Total Assets	$3,373,712	$3,338,356
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$97,980	$87,364
Accrued and other liabilities	233,034	245,940
Revolving credit facility	15,000	15,000
Senior notes, net	1,036,900	989,422
Total homebuilding liabilities	1,382,914	1,337,726
Financial Services:
Accounts payable and accrued liabilities	70,977	68,529
Mortgage repurchase facility	108,744	149,616
Total financial services liabilities	179,721	218,145
Total Liabilities	1,562,635	1,555,871
Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 63,052,495 and 62,574,961 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	631	626
Additional paid-in-capital	1,361,362	1,348,733
Retained earnings	449,084	433,126
Total Stockholders' Equity	1,811,077	1,782,485
Total Liabilities and Stockholders' Equity	$3,373,712	$3,338,356

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$697,085	$647,278
Home cost of sales	(558,647)	(524,552)
Inventory impairments	-	(610)
Total cost of sales	(558,647)	(525,162)
Gross profit	138,438	122,116
Selling, general and administrative expenses	(89,321)	(82,261)
Interest and other income	1,889	2,391
Other expense	(1,337)	(1,191)
Homebuilding pretax income	49,669	41,055

Financial Services:
Revenues	21,886	17,404
Expenses	(10,929)	(8,957)
Other income (expense), net	(12,064)	6,104
Financial services pretax income (loss)	(1,107)	14,551

Income before income taxes	48,562	55,606
Provision for income taxes	(11,802)	(15,056)
Net income	$36,760	$40,550

Comprehensive income	$36,760	$40,550

Earnings per share:
Basic	$0.58	$0.66
Diluted	$0.56	$0.64

Weighted average common shares outstanding:
Basic	62,491,238	60,939,364
Diluted	64,931,225	62,708,334

Dividends declared per share	$0.33	$0.30

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except share amounts)

	Three-Month Period Ended March 31, 2020

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2019	62,574,961	$626	$1,348,733	$433,126	$1,782,485
Cumulative effect of newly adopted accounting standards (Note 2)	-	-	-	(34)	(34)
Balance at January 1, 2020	62,574,961	626	1,348,733	433,092	1,782,451
Net Income	-	-	-	36,760	36,760
Shares issued under stock-based compensation programs, net	477,582	5	8,189	-	8,194
Cash dividends declared	-	-	-	(20,768)	(20,768)
Stock-based compensation expense	-	-	4,440	-	4,440
Forfeiture of restricted stock	(48)	-	-	-	-
Balance at March 31, 2020	63,052,495	$631	$1,361,362	$449,084	$1,811,077

	Three-Month Period Ended March 31, 2019

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2018	56,615,352	$566	$1,168,442	$406,992	$1,576,000
Cumulative effect of newly adopted accounting standards	-	-	-	(67)	(67)
Balance at January 1, 2019	56,615,352	566	1,168,442	406,925	1,575,933
Net Income	-	-	-	40,550	40,550
Shares issued under stock-based compensation programs, net	372,344	4	7,083	-	7,087
Cash dividends declared	-	-	-	(17,019)	(17,019)
Stock dividend declared	4,534,908	45	138,950	(139,091)	(96)
Stock-based compensation expense	-	-	4,251	-	4,251
Forfeiture of restricted stock	(1,714)	-	-	-	-
Balance at March 31, 2019	61,520,890	$615	$1,318,726	$291,365	$1,610,706

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in thousands)
Operating Activities:
Net income	$36,760	$40,550
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	4,440	4,251
Depreciation and amortization	5,152	4,878
Inventory impairments	-	610
Net (gain) loss on marketable equity securities	13,268	(4,840)
Deferred income tax expense	1,131	2,696
Net changes in assets and liabilities:
Trade and other receivables	(1,611)	(13,771)
Mortgage loans held-for-sale, net	63,100	38,401
Housing completed or under construction	(178,873)	2,137
Land and land under development	29,051	(18,496)
Prepaid and other assets	(8,460)	1,085
Accounts payable and accrued liabilities	(1,131)	(3,153)
Net cash provided by (used in) operating activities	(37,173)	54,348

Investing Activities:
Purchases of marketable securities	(9,782)	(4,785)
Sales of marketable securities	9,276	4,737
Purchases of property and equipment	(6,512)	(6,386)
Net cash used in investing activities	(7,018)	(6,434)

Financing Activities:
Payments on mortgage repurchase facility, net	(40,872)	(31,959)
Repayment of senior notes	(250,000)	-
Proceeds from issuance of senior notes	298,050	-
Dividend payments	(20,768)	(17,115)
Issuance of shares under stock-based compensation programs, net	8,194	7,087
Net cash used in financing activities	(5,396)	(41,987)

Net increase (decrease) in cash, cash equivalents and restricted cash	(49,587)	5,927
Cash, cash equivalents and restricted cash:
Beginning of period	474,212	470,139
End of period	$424,625	$476,066

Reconciliation of cash, cash equivalents and restricted cash:
Homebuilding:
Cash and cash equivalents	$386,704	$416,374
Restricted cash	15,762	8,136
Financial Services:
Cash and cash equivalents	22,159	51,556
Total cash, cash equivalents and restricted cash	$424,625	$476,066

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

1.	Basis of Presentation

The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. ("MDC," “the Company," “we,” “us,” or “our,” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at March 31, 2020 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Adoption of New Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires measurement and recognition of expected credit losses for financial assets held. The amendments in ASU 2016-13 eliminate the probable threshold for initial recognition of a credit loss in legacy GAAP and reflect an entity’s current estimate of all expected credit losses. On January 1, 2020, we adopted ASU 2016-13 using the modified retrospective transition method, resulting in a cumulative effect adjustment that decreased the opening balance of retained earnings by less than $0.1 million. The standard did not materially impact our consolidated statements of operations and comprehensive income or consolidated cash flows.

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

Our financial services business consists of the operations of the following operating segments: (1) HomeAmerican Mortgage Corporation (“HomeAmerican”); (2) Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”); (3) StarAmerican Insurance Ltd. (“StarAmerican”) (collectively our “Insurance Entities”); (4) American Home Insurance Agency, Inc.; and (5) American Home Title and Escrow Company. Due to its contributions to consolidated pretax income, we consider HomeAmerican to be a reportable segment (“mortgage operations”). The remaining operating segments have been aggregated into one reportable segment (“other”) because they do not individually exceed 10 percent of: (1) consolidated revenue; (2) the greater of (a) the combined reported profit of all operating segments that did not report a loss or (b) the positive value of the combined reported loss of all operating segments that reported losses; or (3) consolidated assets.

Corporate is a non-operating segment that develops and implements strategic initiatives and supports our operating divisions by centralizing key administrative functions such as finance, treasury, information technology, insurance, risk management, litigation and human resources. Corporate also provides the necessary administrative functions to support MDC as a publicly traded company. A portion of the expenses incurred by Corporate are allocated to the homebuilding operating segments based on their respective percentages of assets, and to a lesser degree, a portion of Corporate expenses are allocated to the financial services operating segments. A majority of Corporate’s personnel and resources are primarily dedicated to activities relating to the homebuilding segments, and, therefore, the balance of any unallocated Corporate expenses is included in the homebuilding operations section of our consolidated statements of operations and comprehensive income.

On a periodic basis, we assess our Corporate cost allocation estimates. Our most recent assessment resulted in increases in Corporate cost allocations to both our homebuilding and financial services segments beginning January 1, 2020, to reflect the use of centralized administrative functions. Applying the most recent cost allocation estimate to the three months ended March 31, 2019 would have resulted in decreased pretax income for our homebuilding and financial services segments of approximately $2.7 million and $0.4 million, respectively, with corresponding increases in our Corporate segment pretax income. Additionally, beginning January 1, 2020, we have reflected the expense associated with all homebuilding employee bonuses in the respective homebuilding segment to which the employee reports, consistent with how the CODM is now evaluating homebuilding division performance and making operating decisions. Had these bonuses been reflected in a similar manner during the three months ended March 31, 2019, pretax income for our homebuilding segments would have decreased by an additional $3.0 million with a corresponding increase in our Corporate segment pretax income.

The following table summarizes revenues for our homebuilding and financial services operations:

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in thousands)
Homebuilding
West	$405,498	$369,558
Mountain	222,858	209,192
East	68,729	68,528
Total homebuilding revenues	$697,085	$647,278

Financial Services
Mortgage operations	$14,625	$10,174
Other	7,261	7,230
Total financial services revenues	$21,886	$17,404

The following table summarizes pretax income (loss) for our homebuilding and financial services operations:

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in thousands)
Homebuilding
West	$36,576	$33,200
Mountain	21,512	21,714
East	900	1,473
Corporate	(9,319)	(15,332)
Total homebuilding pretax income	$49,669	$41,055

Financial Services
Mortgage operations	$8,243	$4,993
Other	(9,350)	9,558
Total financial services pretax income (loss)	$(1,107)	$14,551

Total pretax income	$48,562	$55,606

The following table summarizes total assets for our homebuilding and financial services operations. The assets in our West, Mountain and East segments consist primarily of inventory while the assets in our Corporate segment primarily include our cash and cash equivalents and deferred tax assets. The assets in our financial services segment consist primarily of cash and cash equivalents, marketable securities and mortgage loans held-for-sale.

	March 31,	December 31,
	2020	2019
	(Dollars in thousands)
Homebuilding assets
West	$1,559,410	$1,461,645
Mountain	907,727	869,665
East	216,063	194,592
Corporate	466,192	505,507
Total homebuilding assets	$3,149,392	$3,031,409

Financial services assets
Mortgage operations	$154,546	$209,946
Other	69,774	97,001
Total financial services assets	$224,320	$306,947

Total assets	$3,373,712	$3,338,356

4.	Earnings Per Share

Accounting Standards Codification (“ASC”) Topic 260, Earnings per Share (“ASC 260”) requires a company that has participating security holders (for example, holders of unvested restricted stock that have non-forfeitable dividend rights) to utilize the two-class method for calculating earnings per share (“EPS”) unless the treasury stock method results in lower EPS. The two-class method is an allocation of earnings/(loss) between the holders of common stock and a company’s participating security holders. Under the two-class method, earnings/(loss) for the reporting period are allocated between common shareholders and other security holders based on their respective rights to receive distributed earnings (i.e., dividends) and undistributed earnings (i.e., net income/(loss)). Our common shares outstanding are comprised of shareholder owned common stock and shares of unvested restricted stock held by participating security holders. Basic EPS is calculated by dividing income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding, excluding participating shares in accordance with ASC 260. To calculate diluted EPS, basic EPS is adjusted to include the effect of potentially dilutive stock options outstanding. The table below shows our basic and diluted EPS calculations.

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in thousands, except per
	share amounts)
Numerator
Net income	$36,760	$40,550
Less: distributed earnings allocated to participating securities	(135)	(111)
Less: undistributed earnings allocated to participating securities	(96)	(139)
Net income attributable to common stockholders (numerator for basic earnings per share)	36,529	40,300
Add back: undistributed earnings allocated to participating securities	96	139
Less: undistributed earnings reallocated to participating securities	(93)	(136)
Numerator for diluted earnings per share under two class method	$36,532	$40,303

Denominator
Weighted-average common shares outstanding	62,491,238	60,939,364
Add: dilutive effect of stock options	1,862,619	1,217,846
Add: dilutive effect of performance stock units	577,368	551,124
Denominator for diluted earnings per share under two class method	64,931,225	62,708,334

Basic Earnings Per Common Share	$0.58	$0.66
Diluted Earnings Per Common Share	$0.56	$0.64

Diluted EPS for the three months ended March 31, 2020 and 2019 excluded options to purchase approximately 0.4 million and 0.5 million shares of common stock, respectively, because the effect of their inclusion would be anti-dilutive.

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

The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis:

		Fair Value
Financial Instrument	Hierarchy	March 31, 2020	December 31, 2019
		(Dollars in thousands)
Marketable securities
Equity securities	Level 1	$43,985	$56,747

Mortgage loans held-for-sale, net	Level 2	$133,921	$197,021

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of March 31, 2020 and December 31, 2019.

Cash and cash equivalents (excluding debt securities with an original maturity of three months or less), restricted cash, trade and other receivables, prepaid and other assets, accounts payable, accrued liabilities and borrowings on our revolving credit facility. Fair value approximates carrying value.

Equity securities. Our equity securities consist of holdings in common stock and exchange traded funds. As of March 31, 2020 and December 31, 2019, all of our equity securities were recorded at fair value with all changes in fair value recorded to other income (expense), net in the financial services section of our consolidated statements of operations and comprehensive income.

The following table reconciles the net gain (loss) recognized during the three months ended March 31, 2020 and 2019 on equity securities to the unrealized gain (loss) recognized during the periods on equity securities still held at the reporting date.

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in thousands)
Net gain (loss) recognized during the period on equity securities	$(13,268)	$4,840
Less: Net gain (loss) recognized during the period on equity securities sold during the period	609	(237)
Unrealized gain (loss) recognized during the reporting period on equity securities still held at the reporting date	$(13,877)	$4,603

Mortgage loans held-for-sale, net.  Our mortgage loans held-for-sale, which are measured at fair value on a recurring basis, include (1) mortgage loans held-for-sale that are under commitments to sell and (2) mortgage loans held-for-sale that are not under commitments to sell. At March 31, 2020 and December 31, 2019, we had $88.1 million and $136.8 million, respectively, of mortgage loans held-for-sale under commitments to sell. The fair value for those loans was based on quoted market prices for those mortgage loans, which are Level 2 fair value inputs. At March 31, 2020 and December 31, 2019, we had $45.8 million and $60.2 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input.

Gains on sales of mortgage loans, net, are included as a component of revenues in the financial services section of our consolidated statements of operations and comprehensive income. For the three months ended March 31, 2020, we recorded net gains on the sales of mortgage loans of $16.7 million, compared to $11.7 million for the same period in the prior year.

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

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
$250 Million 5.625% Senior Notes due February 2020, net	$-	$-	$249,909	$250,400
$250 Million 5.500% Senior Notes due January 2024, net	249,060	228,750	249,005	272,083
$300 Million 3.850% Senior Notes due January 2030, net	297,285	270,750	-	-
$500 Million 6.000% Senior Notes due January 2043, net	490,555	466,250	490,508	528,542
Total	$1,036,900	$965,750	$989,422	$1,051,025

6.	Inventories

The following table sets forth, by reportable segment, information relating to our homebuilding inventories:

	March 31,	December 31,
	2020	2019
	(Dollars in thousands)
Housing completed or under construction:
West	$699,039	$589,040
Mountain	411,077	358,370
East	105,098	88,781
Subtotal	1,215,214	1,036,191
Land and land under development:
West	760,606	772,189
Mountain	448,492	468,718
East	92,335	89,477
Subtotal	1,301,433	1,330,384
Total inventories	$2,516,647	$2,366,575

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

Impairments of homebuilding inventory by segment for the three months ended March 31, 2020 and 2019 are shown in the table below.

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in thousands)
West	$-	$-
Mountain	-	400
East	-	210
Total inventory impairments	$-	$610

The table below provides quantitative data for the periods presented, where applicable, used in determining the fair value of the impaired inventory.

	Impairment Data			Quantitative Data
Three Months Ended	Inventory Impairments	Fair Value of Inventory After Impairments	Number of Subdivisions Impaired	Discount Rate

March 31, 2019	$610	$10,476	2	N/A

7.	Capitalization of Interest

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

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in thousands)
Homebuilding interest incurred	$16,534	$16,031
Less: Interest capitalized	(16,534)	(16,031)
Homebuilding interest expensed	$-	$-

Interest capitalized, beginning of period	$55,310	$54,845
Plus: Interest capitalized during period	16,534	16,031
Less: Previously capitalized interest included in home cost of sales	(12,767)	(13,929)
Interest capitalized, end of period	$59,077	$56,947

8.	Leases

We lease certain property, land and equipment, the majority of which comprise property related leases to provide office space where we operate our business. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term.

Our property related leases typically have terms of between three and five years, with the exception of the lease governing the Company’s headquarters, and are classified as operating leases. These leases do not contain any residual value guarantees or restrictive covenants and do not include variable lease payments, except for the payment of common area maintenance and real estate taxes. Many of our property related leases give us the option to extend the lease term for a period of time, generally consistent with the initial lease term. These options are excluded from our calculation of the right-of-use asset and lease liability until such time as we determine it is reasonably certain that the option will be exercised.

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

Operating lease expense is included as a component of selling, general and administrative expenses in the homebuilding and expenses in the financial services sections of our consolidated statements of operations and comprehensive income, respectively. Components of operating lease expense were as follows:

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in thousands)
Operating lease cost [1]	$2,046	$1,980
Less: Sublease income (Note 19)	(38)	(37)
Net lease cost	$2,008	$1,943
__________________________________________________
[1] Includes variable lease costs, which are immaterial.

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,906	$1,771
Leased assets obtained in exchange for new operating lease liabilities	$2,645	$1,477

Weighted-average remaining lease term and discount rate for operating leases were as follows:

March 31, 2020
Weighted-average remaining lease term (in years)	6.0
Weighted-average discount rate	5.5%

Maturities of operating lease liabilities were as follows:

Year Ended
December 31,
(Dollars in thousands)
2020 (excluding the three months ended March 31, 2020)	$5,112
2021	7,009
2022	6,670
2023	5,718
2024	5,307
Thereafter	9,529
Total operating lease payments	$39,345

Less: Interest	6,073
Present value of operating lease liabilities [1]	$33,272

__________________________________________________

[1] Homebuilding and financial services operating lease liabilities of $32.2 million and $1.1 million, respectively, are included as a component of accrued and other liabilities and accounts payable and accrued liabilities, respectively, in the homebuilding and financial services section of our consolidated balance sheet at March 31, 2020.

9.	Homebuilding Prepaid and Other Assets

The following table sets forth the components of homebuilding prepaid and other assets:

	March 31,	December 31,
	2020	2019
	(Dollars in thousands)
Operating lease right-of-use asset (Note 8)	$31,619	$30,277
Land option deposits	27,126	27,361
Prepaid expenses	6,997	7,294
Goodwill	6,008	6,008
Deferred debt issuance costs on revolving credit facility, net	5,746	6,130
Other	506	1,288
Total	$78,002	$78,358

10.	Homebuilding Accrued and Other Liabilities and Financial Services Accounts Payable and Accrued Liabilities

The following table sets forth information relating to homebuilding accrued and other liabilities:

	March 31,	December 31,
	2020	2019
	(Dollars in thousands)
Customer and escrow deposits	$43,342	$39,001
Warranty accrual	30,887	31,386
Accrued compensation and related expenses	26,333	45,003
Lease liability (Note 8)	32,182	30,830
Accrued interest	14,018	27,734
Construction defect claim reserves	8,318	8,196
Land development and home construction accruals	8,862	9,750
Other accrued liabilities	69,092	54,040
Total accrued liabilities	$233,034	$245,940

The following table sets forth information relating to financial services accounts payable and accrued liabilities:

	March 31,	December 31,
	2020	2019
	(Dollars in thousands)
Insurance reserves	$53,132	$52,219
Accounts payable and other accrued liabilities	17,845	16,310
Total accounts payable and accrued liabilities	$70,977	$68,529

11.	Warranty Accrual

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

The table set forth below summarizes accrual, adjustment and payment activity related to our warranty accrual for the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in thousands)
Balance at beginning of period	$31,386	$28,262
Expense provisions	3,165	3,348
Cash payments	(3,664)	(2,493)
Adjustments	-	875
Balance at end of period	$30,887	$29,992

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

The table set forth below summarizes our insurance and construction defect claim reserves activity for the three months ended March 31, 2020 and 2019. These reserves are included as a component of accounts payable and accrued liabilities and accrued and other liabilities in either the financial services or homebuilding sections of the consolidated balance sheets, respectively.

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in thousands)
Balance at beginning of period	$60,415	$55,308
Expense provisions	2,918	2,465
Cash payments, net of recoveries	(1,883)	(1,554)
Balance at end of period	$61,450	$56,219

In the ordinary course of business, we make payments from our insurance and construction defect claim reserves to settle litigation claims arising from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the three months ended March 31, 2020 and 2019 are not necessarily indicative of what future cash payments will be for subsequent periods.

13.	Income Taxes

Our overall effective income tax rates were 24.3% and 27.1% for the three months ended March 31, 2020 and 2019, respectively, resulting in income tax expense of $11.8 million and $15.1 million for the same periods, respectively. The year-over-year decrease in our effective tax rate for the three months ended March 31, 2020 was primarily impacted by a windfall on non-qualifying stock options exercised and lapsed restricted stock awards during the three months ended March 31, 2020 as well as energy tax credits related to homes closed during the quarter. These benefits were partially offset by a decrease in the amount of executive compensation that is deductible under Internal Revenue Code Section 162(m).

At March 31, 2020 and December 31, 2019, we had deferred tax assets, net of valuation allowances and deferred tax liabilities, of $20.7 million and $21.8 million, respectively. The valuation allowances were primarily related to various state net operating loss carryforwards where realization is uncertain at this time due to the limited carryforward periods coupled with minimal activity that exists in certain states.

14.	Senior Notes

The carrying values of our senior notes as of March 31, 2020 and December 31, 2019, net of any unamortized debt issuance costs or discount, were as follows:

	March 31,	December 31,
	2020	2019
	(Dollars in thousands)
5.625% Senior Notes due February 2020, net	$-	$249,909
5.500% Senior Notes due January 2024, net	249,060	249,005
3.850% Senior Notes due January 2030, net	297,285	-
6.000% Senior Notes due January 2043, net	490,555	490,508
Total	$1,036,900	$989,422

Our senior notes are not secured and, while the senior note indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries.

15.	Stock-Based Compensation

We account for share-based awards in accordance with ASC Topic 718 Compensation–Stock Compensation (“ASC 718”), which requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period. Stock-based compensation awards are valued at fair value on the date of grant. The following table sets forth share-based award expense activity for the three months ended March 31, 2020 and 2019, which is included as a component of selling general and administrative expenses and expenses in the homebuilding and financial services sections of our consolidated statements of operations and comprehensive income, respectively:

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in thousands)
Stock option grants expense	$495	$255
Restricted stock awards expense	1,517	911
Performance share units expense	2,428	3,085
Total stock-based compensation	$4,440	$4,251

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

				Threshold Goal		Target Goal		Maximum Goal			Maximum	Maximum
Date of Award	Performance Period	Base Period	Base Period Revenues	PSUs	Home Sale Revenues	PSUs	Home Sale Revenues	PSUs	Home Sale Revenues	Fair Value per Share	Potential Expense to be Recognized*	Remaining Expense to be Recognized*

July 25, 2016	July 1, 2016 to June 30, 2019	July 1, 2015 to June 30, 2016	$1.975 billion	137,781	$2.074 billion	275,562	$2.173 billion	551,124	$2.370 billion	$19.66	$10,834	$-

June 20, 2017	April 1, 2017 to March 31, 2020	April 1, 2016 to March 31, 2017	$2.426 billion	144,342	$2.547 billion	288,684	$2.669 billion	577,368	$2.911 billion	$27.83	$16,070	$-

May 23, 2018	April 1, 2018 to March 31, 2021	April 1, 2017 to March 31, 2018	$2.543 billion	145,800	$2.670 billion	291,600	$2.797 billion	583,200	$3.052 billion	$25.57	$14,915	$7,641

August 5, 2019	January 1, 2019 to December 31, 2021	January 1, 2018 to December 31, 2018	$2.982 billion	135,000	$3.131 billion	270,000	$3.280 billion	540,000	$3.578 billion	$32.60	$17,604	$17,604

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

2016 PSU Grants. The 2016 PSU awards vested on August 7, 2019 at the Maximum Goal following the achievement of the Maximum Goals and certification by the Compensation Committee that the Maximum Goals had been achieved. For the three months ended March 31, 2019 the Company recorded share-based award expense of $0.9 million related to these awards.

2017 PSU Grants. As of March 31, 2020, the Company determined that achievement of the Maximum Goals for these awards was probable and, as such, the Company recorded share- award expense related to the awards of $1.4 million for the three months ended March 31, 2020. For the three months ended March 31, 2019, the Company recorded share-based award expense of $2.2 million related to these awards.

2018 PSU Grants. As of March 31, 2020, the Company determined that achievement between the Target and Maximum Goals for these awards was probable and, as such, the Company recorded share-based award expense related to the awards of $1.0 million for the three months ended March 31, 2020. At March 31, 2019, the Company concluded that achievement of any of the performance metrics had not met the level of probability required to record compensation expense, and as such, no expense related to these awards had been recognized as of March 31, 2019.

2019 PSU Grants. For the PSUs granted in August of 2019, the Company concluded that achievement of any of the performance metrics has not met the level of probability required to record compensation expense and, as such, no expense related to these awards has been recognized as of March 31, 2020.

16.	Commitments and Contingencies

Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At March 31, 2020, we had outstanding surety bonds and letters of credit totaling $284.0 million and $96.6 million, respectively, including $70.9 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $152.4 million and $51.2 million, respectively. All letters of credit as of March 31, 2020, excluding those issued by HomeAmerican, were issued under our unsecured revolving credit facility (see Note 18 for further discussion of the revolving credit facility). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

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

Lot Option Contracts. In the ordinary course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allow us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, and minimizes the amount of land inventories on our consolidated balance sheets. In certain cases, these contracts will be settled shortly following the end of the period. Our obligation with respect to Option Contracts is generally limited to forfeiture of the related deposits. At March 31, 2020, we had cash deposits and letters of credit totaling $21.4 million and $8.2 million, respectively, at risk associated with the option to purchase 8,533 lots.

Coronavirus/COVID-19 Pandemic. While the response to the pandemic continues to rapidly evolve, many state and local governments had extended and expanded on restrictions that substantially limited the operations of non-essential businesses and the activities of individuals. Certain markets in which we do business stopped our construction and sales of homes and others limited the operations of sales centers and model homes. We continue to market and sell homes in all markets, but economic uncertainty and shelter in place requirements have caused a significant decline in traffic at our sales centers and model homes, and we have seen a significant increase in our cancellation rate. The impact of the decreased traffic and increased cancellation rate was evident in our net new orders for the month of April, which fell 53% year-over-year. While the extent to which the pandemic will impact our financial results in the coming periods depends on future developments, the pandemic and its associated impact on the U.S. economy and consumer confidence could have a material impact to the Company’s future results of operations, financial condition and cash flows.

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

At March 31, 2020, we had interest rate lock commitments with an aggregate principal balance of $221.0 million. Additionally, we had $43.7 million of mortgage loans held-for-sale at March 31, 2020 that had not yet been committed to a mortgage purchaser. In order to hedge the changes in fair value of our interest rate lock commitments and mortgage loans held-for-sale that had not yet been committed to a mortgage purchaser, we had forward sales of securities totaling $162.0 million at March 31, 2020.

For the three months ended March 31, 2020 and 2019, we recorded net gains on derivatives of $1.0 million and $0.9 million, respectively, in revenues in the financial services section of our consolidated statements of operations and comprehensive income.

.

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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of March 31, 2020.

We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At March 31, 2020 and December 31, 2019, there were $25.7 million and $23.5 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. We had $15.0 million outstanding under the Revolving Credit Facility as of March 31, 2020 and December 31, 2019. As of March 31, 2020, availability under the Revolving Credit Facility was approximately $959.3 million.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). Effective May 23, 2019, the Mortgage Repurchase Facility was amended to extend its termination date to May 21, 2020. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased on March 30, 2020 from $75 million to $110 million effective through April 27, 2020. The Mortgage Repurchase Facility also had a temporary increase in the maximum aggregate commitment from $75 million to $150 million on December 24, 2019 effective through January 22, 2020. At March 31, 2020 and December 31, 2019, HomeAmerican had $108.7 million and $149.6 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is based on a LIBOR rate or successor benchmark rate.

The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of March 31, 2020.

19.	Related Party Transactions

We contributed $1.5 million in cash to the MDC/Richmond American Homes Foundation (the “Foundation”) during the three months ended March 31, 2020. The Foundation is a non-profit organization operated exclusively for charitable, educational and other purposes beneficial to social welfare within the meaning of Section 501(c)(3) of the Internal Revenue Code. The following Directors and/or officers of the Company served as directors of the Foundation at March 31, 2020, all of whom serve without compensation:

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

Supplemental Condensed Combining Balance Sheet

	March 31, 2020
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and cash equivalents	$380,318	$6,386	$-	$-	$386,704
Restricted cash	-	15,762	-	-	15,762
Trade and other receivables	694	68,607	-	-	69,301
Inventories:
Housing completed or under construction	-	1,215,214	-	-	1,215,214
Land and land under development	-	1,301,433	-	-	1,301,433
Total inventories	-	2,516,647	-	-	2,516,647
Intercompany receivables	2,265,553	5,919	-	(2,271,472)	-
Investment in subsidiaries	279,593	-	-	(279,593)	-
Property and equipment, net	23,033	39,283	-	-	62,316
Deferred tax asset, net	18,962	-	-	1,698	20,660
Prepaid and other assets	32,961	45,041	-	-	78,002
Total homebuilding assets	3,001,114	2,697,645	-	(2,549,367)	3,149,392

Financial Services:
Cash and cash equivalents	-	-	22,159	-	22,159
Marketable securities	-	-	43,985	-	43,985
Intercompany receivables	-	-	64,666	(64,666)	-
Mortgage loans held-for-sale, net	-	-	133,921	-	133,921
Other assets	-	-	25,953	(1,698)	24,255
Total financial services assets	-	-	290,684	(66,364)	224,320
Total Assets	$3,001,114	$2,697,645	$290,684	$(2,615,731)	$3,373,712

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$515	$97,465	$-	$-	$97,980
Accrued and other liabilities	67,874	162,742	-	2,418	233,034
Advances and notes payable to parent and subsidiaries	69,748	2,254,742	-	(2,324,490)	-
Revolving credit facility	15,000	-	-	-	15,000
Senior notes, net	1,036,900	-	-	-	1,036,900
Total homebuilding liabilities	1,190,037	2,514,949	-	(2,322,072)	1,382,914

Financial Services:
Accounts payable and other liabilities	-	-	73,395	(2,418)	70,977
Advances and notes payable to parent and subsidiaries	-	-	11,648	(11,648)	-
Mortgage repurchase facility	-	-	108,744	-	108,744
Total financial services liabilities	-	-	193,787	(14,066)	179,721
Total Liabilities	1,190,037	2,514,949	193,787	(2,336,138)	1,562,635

Equity:
Total Stockholders' Equity	1,811,077	182,696	96,897	(279,593)	1,811,077
Total Liabilities and Stockholders' Equity	$3,001,114	$2,697,645	$290,684	$(2,615,731)	$3,373,712

Supplemental Condensed Combining Balance Sheet

	December 31, 2019
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	Dollars in thousands
ASSETS
Homebuilding:
Cash and cash equivalents	$418,822	$5,364	$-	$-	$424,186
Restricted cash	-	14,279	-	-	14,279
Trade and other receivables	624	65,205	-	-	65,829
Inventories:
Housing completed or under construction	-	1,036,191	-	-	1,036,191
Land and land under development	-	1,330,384	-	-	1,330,384
Total inventories	-	2,366,575	-	-	2,366,575
Intercompany receivables	1,936,075	6,370	-	(1,942,445)	-
Investment in subsidiaries	488,993	-	-	(488,993)	-
Property and equipment, net	23,192	37,222	-	-	60,414
Deferred tax assets, net	22,508	-	-	(740)	21,768
Other assets	34,728	43,630	-	-	78,358
Total Homebuilding Assets	2,924,942	2,538,645	-	(2,432,178)	3,031,409

Financial Services:
Cash and cash equivalents	-	-	35,747	-	35,747
Marketable securities	-	-	56,747	-	56,747
Intercompany receivables	-	-	47,753	(47,753)	-
Mortgage loans held-for-sale, net	-	-	197,021	-	197,021
Other assets	-	-	16,692	740	17,432
Total Financial Services Assets	-	-	353,960	(47,013)	306,947
Total Assets	$2,924,942	$2,538,645	$353,960	$(2,479,191)	$3,338,356

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$289	$87,075	$-	$-	$87,364
Accrued and other liabilities	84,088	156,652	-	5,200	245,940
Advances and notes payable to parent and subsidiaries	53,658	1,912,969	-	(1,966,627)	-
Revolving credit facility	15,000	-	-	-	15,000
Senior notes, net	989,422	-	-	-	989,422
Total Homebuilding Liabilities	1,142,457	2,156,696	-	(1,961,427)	1,337,726

Financial Services:
Accounts payable and accrued liabilities	-	-	73,729	(5,200)	68,529
Advances and notes payable to parent and subsidiaries	-	-	23,571	(23,571)	-
Mortgage repurchase facility	-	-	149,616	-	149,616
Total Financial Services Liabilities	-	-	246,916	(28,771)	218,145
Total Liabilities	1,142,457	2,156,696	246,916	(1,990,198)	1,555,871

Equity:
Total Stockholders' Equity	1,782,485	381,949	107,044	(488,993)	1,782,485
Total Liabilities and Stockholders' Equity	$2,924,942	$2,538,645	$353,960	$(2,479,191)	$3,338,356

Supplemental Condensed Combining Statement of Operations

	Three Months Ended March 31, 2020
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
Homebuilding:	(Dollars in thousands)
Revenues	$-	$697,085	$-	$-	$697,085
Cost of sales	-	(558,647)	-	-	(558,647)
Inventory impairments	-	-	-	-	-
Gross profit	-	138,438	-	-	138,438
Selling, general, and administrative expenses	(10,782)	(78,408)	-	(131)	(89,321)
Equity income of subsidiaries	43,236	-	-	(43,236)	-
Interest and other income	1,783	291	-	(185)	1,889
Other expense	8	(1,345)	-	-	(1,337)
Homebuilding pretax income (loss)	34,245	58,976	-	(43,552)	49,669
Financial Services:
Financial services pretax income	-	-	(1,423)	316	(1,107)
Income before income taxes	34,245	58,976	(1,423)	(43,236)	48,562
(Provision) benefit for income taxes	2,515	(14,333)	16	-	(11,802)
Net income	$36,760	$44,643	$(1,407)	$(43,236)	$36,760
Other comprehensive income related to available-for-sale securities, net of tax	-	-	-	-	-
Comprehensive income	$36,760	$44,643	$(1,407)	$(43,236)	$36,760

	Three Months Ended March 31, 2019
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
Homebuilding:	(Dollars in thousands)
Revenues	$-	$647,278	$-	$-	$647,278
Cost of sales	-	(524,552)	-	-	(524,552)
Inventory impairments	-	(610)	-	-	(610)
Gross profit	-	122,116	-	-	122,116
Selling, general, and administrative expenses	(17,438)	(64,701)	-	(122)	(82,261)
Equity income of subsidiaries	52,165	-	-	(52,165)	-
Interest and other income	2,409	155	-	(173)	2,391
Other expense	7	(1,198)	-	-	(1,191)
Homebuilding pretax income (loss)	37,143	56,372	-	(52,460)	41,055
Financial Services:
Financial services pretax income	-	-	14,256	295	14,551
Income before income taxes	37,143	56,372	14,256	(52,165)	55,606
(Provision) benefit for income taxes	3,407	(15,264)	(3,199)	-	(15,056)
Net income	$40,550	$41,108	$11,057	$(52,165)	$40,550
Other comprehensive income related to available-for-sale securities, net of tax	-	-	-	-	-
Comprehensive income	$40,550	$41,108	$11,057	$(52,165)	$40,550

Supplemental Condensed Combining Statement of Cash Flows

	Three Months Ended March 31, 2020
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(13,287)	$(89,277)	$65,391	$-	$(37,173)
Net cash provided by (used in) investing activities	(60,693)	(6,384)	(506)	60,565	(7,018)
Financing activities:
Payments from (advances to) subsidiaries	-	98,166	(37,601)	(60,565)	-
Mortgage repurchase facility	-	-	(40,872)	-	(40,872)
Proceeds from issuance of senior notes	298,050	-	-	-	298,050
Repayment of senior notes	(250,000)	-	-	-	(250,000)
Dividend payments	(20,768)	-	-	-	(20,768)
Issuance of shares under stock-based compensation programs, net	8,194	-	-	-	8,194
Net cash provided by (used in) financing activities	35,476	98,166	(78,473)	(60,565)	(5,396)

Net increase (decrease) in cash and cash equivalents	(38,504)	2,505	(13,588)	-	(49,587)
Cash and cash equivalents:
Beginning of period	418,822	19,643	35,747	-	474,212
End of period	$380,318	$22,148	$22,159	$-	$424,625

	Three Months Ended March 31, 2019
			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(18,145)	$31,508	$40,985	$-	$54,348
Net cash provided by (used in) investing activities	29,796	(6,094)	(93)	(30,043)	(6,434)
Financing activities:
Payments from (advances to) subsidiaries	-	(23,614)	(6,429)	30,043	-
Mortgage repurchase facility	-	-	(31,959)	-	(31,959)
Dividend payments	(17,115)	-	-	-	(17,115)
Issuance of shares under stock-based compensation programs, net	7,087	-	-	-	7,087
Net cash provided by (used in) financing activities	(10,028)	(23,614)	(38,388)	30,043	(41,987)

Net increase (decrease) in cash and cash equivalents	1,623	1,800	2,504	-	5,927
Cash and cash equivalents:
Beginning of period	410,127	10,960	49,052	-	470,139
End of period	$411,750	$12,760	$51,556	$-	$476,066

ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are based upon management’s experiences, observations, and analyses. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in "Item 1A: Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019 and this Quarterly Report on Form 10-Q.

Specifically, as a result of the Coronavirus/COVID-19 pandemic, we experienced increasingly adverse business conditions, especially in the latter half of March 2020, which negatively impacted our operating results. These adverse business conditions have continued into the 2020 second quarter. It is unclear how long these adverse conditions will persist or how they will impact our results in future periods.

	Three Months Ended
	March 31,
	2020	2019
Homebuilding:	(Dollars in thousands, except per share amounts)
Home sale revenues	$697,085	$647,278
Home cost of sales	(558,647)	(524,552)
Inventory impairments	-	(610)
Total cost of sales	(558,647)	(525,162)
Gross profit	138,438	122,116
Gross margin	19.9%	18.9%
Selling, general and administrative expenses	(89,321)	(82,261)
Interest and other income	1,889	2,391
Other expense	(1,337)	(1,191)
Homebuilding pretax income	49,669	41,055

Financial Services:
Revenues	21,886	17,404
Expenses	(10,929)	(8,957)
Other income (expense), net	(12,064)	6,104
Financial services pretax income (loss)	(1,107)	14,551

Income before income taxes	48,562	55,606
Provision for income taxes	(11,802)	(15,056)
Net income	$36,760	$40,550

Earnings per share:
Basic	$0.58	$0.66
Diluted	$0.56	$0.64

Weighted average common shares outstanding:
Basic	62,491,238	60,939,364
Diluted	64,931,225	62,708,334

Dividends declared per share	$0.33	$0.30

Cash provided by (used in):
Operating Activities	$(37,173)	$54,348
Investing Activities	$(7,018)	$(6,434)
Financing Activities	$(5,396)	$(41,987)

Overview

Industry Conditions

During the first quarter of 2020, the new Coronavirus/COVID-19 pandemic emerged as a threat to global health and economic conditions. Starting in March 2020, the pandemic dramatically changed the everyday lives of individuals throughout much of the United States. For example, stay at home and shelter in place orders were issued by many state and local governments, including the required closure of non-essential businesses in many areas, which have had a significant impact on not only our industry, but the overall economy. Some state and local governments did not identify residential construction as an essential business, which has impacted our ability to physically construct homes, while others limited the operations of sales centers and model homes. While certain of these restrictions have started to lapse during the second quarter, the extent to which the pandemic will impact our financial results in the coming periods depends on future developments, which are highly uncertain and cannot be predicted at this time.

Our first priority with regard to the pandemic is to address the health and safety of our employees, customers, subcontractors and suppliers, as well as the communities in which we operate. We have implemented work-from-home arrangements for employees where practical, increased sanitization procedures in offices and subdivisions, imposed significant business travel restrictions and otherwise promoted social distancing measures. We have implemented virtual processes for key operational activities that have traditionally been done in-person, such as model home tours, Home Gallery appointments, and pre-closing walk-throughs. While we have continued to see some demand for new housing, overall we have experienced a significant decline in traffic and net home orders during the second half of March and continuing into the second quarter. The decline in activity to start the second quarter was evident in our net new orders for the month of April, which fell 53% year-over-year.

Three Months Ended March 31, 2020

For the three months ended March 31, 2020, our homebuilding operations generated pretax income of $49.7 million, which was a 21% increase compared to $41.1 million for the same period in the prior year. The increase was the result of an improvement in gross margin from home sales as well as an increase in home sale revenues year-over-year. Gross margin from home sales for the first quarter of 2020 rose 100 basis points to 19.9% compared to 18.9% in the prior year. Home sale revenues increased 8% from $647.3 million in the prior year period to $697.1 million in the first quarter of 2020.

Our financial services business incurred a pretax loss of $1.1 million for the three months ended March 31, 2020 compared to pretax income of $14.6 million for the same period in the prior year. This decrease was the result of unrealized losses on equity securities during the first quarter of 2020 totaling $13.9 million as compared to unrealized gains of $4.6 million during the first quarter of 2019. These equity securities form part of the investment portfolio held by our Insurance Entities and the holding period of these investments is intended to align with the longer-term nature of the underlying insurance reserves held by these entities.

For the three months ended March 31, 2020, we reported net income of $36.8 million, or $0.56 per diluted share, a 9% decrease compared to net income of $40.6 million, or $0.64 per diluted share, for the same period in the prior year. This decrease was the result of the losses incurred on the investment portfolio discussed above, which were partially offset by the growth in homebuilding pretax income as well as tax benefits recognized during the first quarter of 2020 related to vested share-based awards and energy tax credits.

Outlook for MDC*

We remain confident in our ability to manage through the uncertainty created by the pandemic, even though the extent to which it will impact our financial results in the coming periods depends on future developments, which are highly uncertain and cannot be predicted at this time (see discussion above and in Risk Factors below). Our financial position to end the 2020 first quarter remained strong, with cash and investment balances exceeding $450 million and available borrowing capacity on our Revolving Credit Facility exceeding $950 million, resulting in total liquidity of more than $1.4 billion. We ended the quarter with $2.2 billion dollars of homes in backlog, which was 31% higher than at the end of the 2019 first quarter. However, our ability to convert that backlog into closings has been negatively impacted by a higher rate of cancellations and some limitations that have temporarily been placed on construction and closing activity. We have taken steps to improve cash flow and reduce costs to diminish the future impacts of the pandemic on our business. We have been successful in extending the closing date of some of our planned land purchases and have re-evaluated planned development activities to decrease cash expenditures. Our experienced senior leadership team continues to monitor the impact of the pandemic on a daily basis adjusting day-to-day business operations and our ongoing operating strategy as necessary to adapt to our current environment.

* See "Forward-Looking Statements" below.

Homebuilding

Pretax Income:

	Three Months Ended
	March 31,		Change
	2020	2019	Amount	%
	(Dollars in thousands)
West	$36,576	$33,200	$3,376	10%
Mountain	21,512	21,714	(202)	(1)%
East	900	1,473	(573)	(39)%
Corporate	(9,319)	(15,332)	6,013	39%
Total Homebuilding pretax income	$49,669	$41,055	$8,614	21%

As noted above, we generated homebuilding pretax income for the quarter of $49.7 million, an increase of $8.6 million from $41.1 million for the same period in the prior year. The increase was due to a 100 basis point improvement in our gross margin from home sales and an 8% increase in home sale revenues.

Our West segment experienced a $3.4 million year-over-year increase in pretax income, due to an improved gross margin from home sales and a 10% increase in home sales revenue, which was slightly offset by a $3.4 million increase in general and administrative expenses resulting from a change in our Corporate cost allocation discussed below. Our Mountain segment experienced a $0.2 million decrease in pretax income from the prior year, as a result of a $1.6 million increase in general and administrative expenses due to a change in our Corporate cost allocation, which was mostly offset by a 7% increase in home sales revenue. Our East segment experienced a $0.6 million decrease in pretax income from the prior year, due primarily to a $0.7 million increase in general and administrative expenses resulting from a change in our Corporate cost allocation. Our Corporate segment experienced a $6.0 million increase in pretax income, due mostly to the impact of the change in our Corporate cost allocation.

On a periodic basis, we assess our Corporate cost allocation estimates. Our most recent assessment resulted in increases in Corporate cost allocations to both our homebuilding and financial services segments beginning January 1, 2020, to reflect the use of centralized administrative functions. Applying the most recent cost allocation estimate to the three months ended March 31, 2019 would have resulted in decreased pretax income for our homebuilding and financial services segments of approximately $2.7 million and $0.4 million, respectively, with corresponding increases in our Corporate segment pretax income. Additionally, beginning January 1, 2020, we have reflected the expense associated with all homebuilding employee bonuses in the respective homebuilding segment to which the employee reports, consistent with how the CODM is now evaluating homebuilding division performance and making operating decisions. Had these bonuses been reflected in a similar manner during the three months ended March 31, 2019, pretax income for our homebuilding segments would have decreased by an additional $3.0 million with a corresponding increase in our Corporate segment pretax income.

Assets:

	March 31,	December 31,	Change
	2020	2019	Amount	%
	(Dollars in thousands)
West	$1,559,410	$1,461,645	$97,765	7%
Mountain	907,727	869,665	38,062	4%
East	216,063	194,592	21,471	11%
Corporate	466,192	505,507	(39,315)	(8)%
Total homebuilding assets	$3,149,392	$3,031,409	$117,983	4%

Total homebuilding assets increased 4% from December 31, 2019 to March 31, 2020. Homebuilding assets increased in each of our operating segments largely due to a greater number of homes completed or under construction as of March 31, 2020. However, the funds for the construction activity came from our Corporate segment, causing a decline in our Corporate segment’s assets.

New Home Deliveries & Home Sale Revenues:

Changes in home sale revenues are impacted by changes in the number of new homes delivered and the average selling price of those delivered homes. Commentary for each of our segments on significant changes in these two metrics is provided below. Our backlog conversion rate has been negatively impacted by the pandemic due to a higher rate of cancellations and some limitations that have temporarily been placed on construction activity.

	Three Months Ended March 31,
	2020			2019			% Change
	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price
	(Dollars in thousands)
West	871	$405,498	$465.6	752	$369,558	$491.4	16%	10%	(5)%
Mountain	435	222,858	512.3	409	209,192	511.5	6%	7%	0%
East	241	68,729	285.2	197	68,528	347.9	22%	0%	(18)%
Total	1,547	$697,085	$450.6	1,358	$647,278	$476.6	14%	8%	(5)%

West Segment Commentary

For the three months ended March 31, 2020, the increase in new home deliveries was the result of a 33% increase in the number of homes in backlog to begin the period. This increase was partially offset by a decrease in backlog conversion rates in most of our markets within this segment. This decrease was driven by a lower percentage of homes both sold and delivered in the first quarter of 2020 as compared to the 2019 first quarter. The average selling price of homes-delivered decreased as a result of a decline in the percentage of deliveries coming from our higher priced communities in Southern California. In addition, a greater percentage of closings within nearly all of our Western markets during the current period were from our more affordable product offerings.

Mountain Segment Commentary

For the three months ended March 31, 2020, the increase in new home deliveries was the result of a 16% increase in the number homes in backlog to begin the period. This increase was partially offset by a decrease in backlog conversion rates in our Colorado markets due to a lower percentage of homes in backlog to start the 2020 first quarter that were under construction at that time.

East Segment Commentary

For the three months ended March 31, 2020, the increase in new home deliveries was the result of a 53% increase in the number of homes in backlog to begin the period. This increase was partially offset by a decrease in backlog conversion rates in most of our markets within this segment due to (1) a lower percentage of homes in backlog to start the 2020 first quarter that were under construction at that time and (2) a lower percentage of homes both sold and delivered in the first quarter of 2020 as compared to the 2019 first quarter. The decrease in the average selling price of homes delivered in our East segment was due to a change in mix resulting from (1) a higher percentage of deliveries in this segment coming from communities that offer more affordable home plans and (2) a higher percentage of our deliveries coming from our Florida markets, which have a lower average selling price than our mid-Atlantic market.

Gross Margin from Home Sales:

Our gross margin from home sales for the three months ended March 31, 2020, increased 100 basis points year-over-year from 18.9% to 19.9%. During the three months ended March 31, 2019 we recorded inventory impairments of $0.6 million and warranty adjustments of $0.9 million, which negatively impacted gross margin by 20 basis points in the prior year. Gross margins increased in the first quarter of 2020 on both build-to-order and speculative home deliveries driven by price increases implemented across the majority of our communities over the past nine-months. Gross margins were also positively impacted as a result of a lower percentage of speculative home deliveries in the quarter, which typically have a lower gross margin than our build-to-order deliveries.

Inventory Impairments:

Impairments of homebuilding inventory by segment for the three months ended March 31, 2020 and 2019 are shown in the table below:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
West	$-	$-
Mountain	-	400
East	-	210
Total inventory impairments	$-	$610

The table below provides quantitative data for the periods presented, where applicable, used in determining the fair value of the impaired inventory.

	Impairment Data			Quantitative Data
Three Months Ended	Inventory Impairments	Fair Value of Inventory After Impairments	Number of Subdivisions Impaired	Discount Rate

March 31, 2019	$610	$10,476	2	N/A

Selling, General and Administrative Expenses:

	Three Months Ended March 31,
	2020	2019	Change
	(Dollars in thousands)
General and administrative expenses	$45,089	$42,572	$2,517
General and administrative expenses as a percentage of home sale revenues	6.5%	6.6%	(10) bps

Marketing expenses	$21,446	$18,296	$3,150
Marketing expenses as a percentage of home sale revenues	3.1%	2.8%	30 bps

Commissions expenses	$22,786	$21,393	$1,393
Commissions expenses as a percentage of home sale revenues	3.3%	3.3%	0 bps

Total selling, general and administrative expenses	$89,321	$82,261	$7,060
Total selling, general and administrative expenses as a percentage of home sale revenues	12.8%	12.7%	10 bps

For the three months ended March 31, 2020, the increase in our marketing expenses was driven by (1) increased sales office expense and product advertising resulting from an increased number of average active subdivisions and (2) increased compensation expense due to a higher average headcount during the quarter.

General and administrative expenses increased for the three months ended March 31, 2020 due to increased compensation-related expenses driven by higher average headcount during the quarter.

Other Homebuilding Operating Data

Net New Orders and Active Subdivisions:

Changes in the dollar value of net new orders are impacted by changes in the number of net new orders and the average selling price of those homes. Commentary for each of our segments on significant changes in these two metrics is provided below. Our monthly absorption rate has been negatively impacted by the pandemic due to a higher rate of cancellations and a decrease in customer traffic resulting from stay at home and shelter in place orders. The negative impact is shown in net new home orders for the month of March, which decreased 27% year-over-year to 611. Furthermore, to start the 2020 second quarter, April net new orders decreased 53% year-over-year to 357.

	Three Months Ended March 31,
	2020				2019				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate
	(Dollars in thousands)
West	1,382	$655,892	$474.6	5.13	965	$433,307	$449.0	3.82	43%	51%	6%	34%
Mountain	693	339,132	489.4	3.54	719	336,932	468.6	3.52	(4)%	1%	4%	1%
East	324	97,723	301.6	3.66	272	81,179	298.5	4.17	19%	20%	1%	(12)%
Total	2,399	$1,092,747	$455.5	4.33	1,956	$851,418	$435.3	3.75	23%	28%	5%	16%

*Calculated as total net new orders in period ÷ average active communities during period ÷ number of months in period

				Average Active Subdivisions
	Active Subdivisions			Three Months Ended
	March 31,		%	March 31,		%
	2020	2019	Change	2020	2019	Change
West	92	88	5%	90	84	7%
Mountain	64	64	0%	65	69	(6)%
East	29	26	12%	30	22	36%
Total	185	178	4%	185	175	6%

West Segment Commentary

For the three months ended March 31, 2020, the increase in net new orders was driven by increases in both the monthly sales absorption rate and average active subdivisions. Nearly all markets experienced an improvement in their sales pace year-over-year, with our Nevada, Phoenix and California markets all experiencing a sales pace in excess of five net new orders per community per month. The increase in average selling price was due to price increases implemented over the past nine-months within the majority of our communities as well as a shift in mix of homes sold from Nevada to more expensive Southern California markets.

Mountain Segment Commentary

For the three months ended March 31, 2020, the decrease in net new orders was the result of (1) a slight decrease in the number of average active subdivisions in Colorado and (2) an increased cancellation rate (see further discussion below). The increase in average selling price was the result of price increases implemented across the majority of our communities over the past nine-months.

East Segment Commentary

For the three months ended March 31, 2020, the increase in net new orders was driven by an increase in the number of average active subdivisions in each of our Florida and mid-Atlantic markets. This increase was partially offset by a decrease in the monthly sales absorption rate due to (1) a decrease in close out communities in our mid-Atlantic market and (2) an increased cancellation rate (see further discussion below).

Cancellation Rate:

	Cancellations as a Percentage of Homes in Beginning Backlog
	Three Months Ended March 31,		Change in
	2020	2019	Percentage
West	15%	14%	1%
Mountain	22%	14%	8%
East	23%	11%	12%
Total	18%	14%	4%

Our cancellations as a percentage of homes in beginning backlog to start the quarter (“cancellation rate”) increased year-over-year in each of our segments, most notably in our Colorado and Florida markets. In general, we experienced a higher cancellation rate during the month of March due to the pandemic as a result of general economic uncertainty and changes in our homebuyers’ employment status. Additionally, our Florida market was impacted by a shift in mix to include more first-time homebuyers who have a higher likelihood of cancellation. Cancellations as a percentage of homes in beginning backlog for the month of April were 6.6% compared to 4.3% in the prior year.

Backlog:

	March 31,
	2020			2019			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
West	2,534	$1,227,996	$484.6	1,736	$830,703	$478.5	46%	48%	1%
Mountain	1,469	754,155	513.4	1,353	690,623	510.4	9%	9%	1%
East	650	191,972	295.3	445	133,140	299.2	46%	44%	(1)%
Total	4,653	$2,174,123	$467.3	3,534	$1,654,466	$468.2	32%	31%	(0)%

At March 31, 2020, we had 4,653 homes in backlog with a total value of $2.2 billion. This represented a 32% increase in the number of homes in backlog and a 31% increase in the dollar value of homes in backlog from March 31, 2019. The increase in the number of homes in backlog is primarily a result of the year-over-year increase in net new orders during the last six-months, offset slightly by improved cycle times across each of our Segments. However, our ability to convert backlog into closings has been negatively impacted by the pandemic due to a higher rate of cancellations and some limitations that have temporarily been placed on construction activity, and therefore the year-over-year increase in backlog at March 31, 2020 might not result in a year-over-year increase in closings during future periods. At April 30, 2020, we had 4,487 homes in backlog, representing an 18% increase from April 30, 2019

Homes Completed or Under Construction (WIP lots):

	March 31,		%
	2020	2019	Change
Unsold:
Completed	160	120	33%
Under construction	216	177	22%
Total unsold started homes	376	297	27%
Sold homes under construction or completed	3,259	2,362	38%
Model homes under construction or completed	502	459	9%
Total homes completed or under construction	4,137	3,118	33%

The increase in sold homes under construction or completed is due to the increased demand we have experienced in recent periods as a result of our increased offering of more affordable home plans. The increase in unsold started homes is due to the increased cancellation rate experienced during the first quarter of 2020, particularly during the month of March as a result of the pandemic. We believe that the higher rate of cancellations is likely to continue during the second quarter, which could result in a continued increase in the number of unsold started homes.

Lots Owned and Optioned (including homes completed or under construction):

	March 31, 2020			March 31, 2019
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total	Total % Change
West	9,641	2,393	12,034	7,894	2,462	10,356	16%
Mountain	6,540	4,007	10,547	6,636	2,612	9,248	14%
East	2,410	2,133	4,543	1,989	1,294	3,283	38%
Total	18,591	8,533	27,124	16,519	6,368	22,887	19%

Our total owned and optioned lots at March 31, 2020 were 27,124, up 19% from March 31, 2019, but down slightly from 27,386 at December 31, 2019, due to a slowdown in land acquisition during the quarter as a result of the pandemic. We believe that our total lot supply, coupled with our planned acquisition activity, can support growth in future periods. However, due to the pandemic, there is also an increased likelihood that planned acquisition activity may be delayed or abandoned. See "Forward-Looking Statements" below.

Financial Services

	Three Months Ended
	March 31,		Change
	2020	2019	Amount	%
Financial services revenues	(Dollars in thousands)
Mortgage operations	$14,625	$10,174	$4,451	44%
Other	7,261	7,230	31	0%
Total financial services revenues	$21,886	$17,404	$4,482	26%

Financial services pretax income
Mortgage operations	$8,243	$4,993	$3,250	65%
Other	(9,350)	9,558	(18,908)	(198)%
Total financial services pretax income (loss)	$(1,107)	$14,551	$(15,658)	(108)%

For the three months ended March 31, 2020, our financial services business incurred a pretax loss of $1.1 million compared to pretax income of $14.6 million for the same period in the prior year. This decrease was due to our other financial services segment, which had unrealized losses on equity securities during the first quarter of 2020 totaling $13.9 million as compared to unrealized gains of $4.6 million during the first quarter of 2019.

Based on the size and duration of the liabilities held by our Insurance Entities, as well as regulatory capital requirements, we have historically invested the premiums collected by our Insurance Entities in a portfolio of assets to appropriately match these liabilities in duration and also maintain required levels of capital. Based on our investment policy, this portfolio has historically comprised money market funds, U.S. Government securities and equity securities. Given the expected duration of the underlying insurance liabilities and our current liquidity, we do not anticipate a need to liquidate any investments held by our Insurance Entities in the next twelve months.

For the three months ended March 31, 2020, our mortgage operations pretax income increased $3.2 million due to higher interest rate lock volume driven by the year-over-year increase in homes in beginning backlog and to a lesser extent lower interest rates during the quarter.

Our mortgage operations have not yet experienced a significant slowdown in loan originations due to the pandemic, but a reduction in our home sales activity would directly impact our mortgage lending activities. As a result of the government intervention in the financial markets, including the Federal Reserve’s purchase of mortgage backed securities, we expect to be able to continue making loans that can be readily sold into the secondary mortgage market.

The following table sets forth information for our mortgage operations segment relating to mortgage loans originated and capture rate.

	Three Months Ended		% or
	March 31,		Percentage
	2020	2019	Change
Total Originations (including transfer loans):	(Dollars in thousands)
Loans	1,029	783	31%
Principal	$379,306	$285,525	33%
Capture Rate Data:
Capture rate as % of all homes delivered	66%	58%	8%
Capture rate as % of all homes delivered (excludes cash sales)	69%	62%	7%
Mortgage Loan Origination Product Mix:
FHA loans	22%	17%	5%
Other government loans (VA & USDA)	22%	20%	2%
Total government loans	44%	37%	7%
Conventional loans	56%	63%	(7)%
	100%	100%	0%
Loan Type:
Fixed rate	99%	96%	3%
ARM	1%	4%	(3)%
Credit Quality:
Average FICO Score	735	736	(0)%
Other Data:	`	`
Average Combined LTV ratio	85%	81%	4%
Full documentation loans	100%	100%	0%
Loans Sold to Third Parties:
Loans	1,199	889	35%
Principal	$438,101	$320,414	37%

Income Taxes

Our overall effective income tax rates were 24.3% and 27.1% for the three months ended March 31, 2020 and 2019, respectively, resulting in income tax expense of $11.8 million and $15.1 million for the same periods, respectively. The year-over-year decrease in our effective tax rate for the three months ended March 31, 2020 was primarily impacted by a windfall on non-qualifying stock options exercised and lapsed restricted stock awards during the three months ended March 31, 2020 as well as energy tax credits related to homes closed during the quarter. These benefits were partially offset by a decrease in the amount of executive compensation that is deductible under Internal Revenue Code Section 162(m).

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

Our critical accounting estimates and policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

We use our liquidity and capital resources to: (1) support our operations, including the purchase of land, land development and construction of homes; (2) provide working capital; and (3) provide mortgage loans for our homebuyers. Our liquidity includes our cash and cash equivalents, marketable securities, Revolving Credit Facility and Mortgage Repurchase Facility (both defined below). Additionally, we have an existing effective shelf registration statement that allows us to issue equity, debt or hybrid securities up to $2.0 billion. Following the issuance of $300 million of 3.850% senior notes on January 9, 2020, $1.70 billion remains on our effective shelf registration statement.

We have marketable equity securities that consist primarily of holdings in common stock and exchange traded funds.

Capital Resources

Our capital structure is primarily a combination of: (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our 5.500% senior notes due 2024, 3.850% senior notes due 2030 and our 6.000% senior notes due 2043; (3) our Revolving Credit Facility (defined below); and (4) our Mortgage Repurchase Facility (defined below). Because of our current balance of cash, cash equivalents, marketable securities, ability to access the capital markets, and available capacity under both our Revolving Credit Facility and Mortgage Repurchase Facility, we believe that our capital resources are adequate to satisfy our short and long-term capital requirements, including meeting future payments on our senior notes as they become due. See "Forward-Looking Statements" below.

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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of March 31, 2020.

We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At March 31, 2020 and December 31, 2019, there were $25.7 million and $23.5 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. We had $15.0 million outstanding under the Revolving Credit Facility as of March 31, 2020 and December 31, 2019. As of March 31, 2020, availability under the Revolving Credit Facility was approximately $959.3 million.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). Effective May 23, 2019, the Mortgage Repurchase Facility was amended to extend its termination date to May 21, 2020. We are currently in negotiations to extend the Mortgage Repurchase Facility. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased on March 30, 2020 from $75 million to $110 million effective through April 27, 2020. The Mortgage Repurchase Facility also had a temporary increase in the maximum aggregate commitment from $75 million to $150 million on December 24, 2019 effective through January 22, 2020. At March 31, 2020 and December 31, 2019, HomeAmerican had $108.7 million and $149.6 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is based on a LIBOR rate or successor benchmark rate.

The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of March 31, 2020.

Dividends

During the three months ended March 31, 2020 and 2019, we paid dividends of $0.33 per share and $0.30 per share, respectively.

MDC Common Stock Repurchase Program

At March 31, 2020, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the three months ended March 31, 2020.

Consolidated Cash Flow

During the three months ended March 31, 2020, we used $37.2 million of cash for operating activities compared with cash provided by operating activities of $54.3 million in the prior year period. Cash used to increase housing completed or under construction was $178.9 million for the three months ended March 31, 2020, as homes in inventory increased by 508 homes from December 31, 2019. Cash provided by the decrease in housing completed or under construction was $2.1 million in the prior year period as homes in inventory increased only marginally. Cash provided by the decrease in land and land under development was $29.1 million for the three months ended March 31, 2020, as home starts outnumbered lot acquisitions during the quarter due to the slowdown in land acquisition during the quarter as a result of the pandemic. Cash used to increase land and land under development was $18.5 million in the prior year period primarily due to increased land development spend. Cash provided from the sale of mortgage loans for the three months ended March 31, 2020 and 2019, was $63.1 million and $38.4 million resulting from increased loan activity during the month of December.

During the three months ended March 31, 2020, net cash used in investing activities was $7.0 million. This primarily relates to cash used to purchase property and equipment, which remained consistent year-over-year.

During the three months ended March 31, 2020, net cash used in financing activities was $5.4 compared with cash use of $42.0 million in the prior year period. The primary driver of this decrease in cash used in financing activities is due to net proceeds from the issuance of senior notes of $48.1 million during the three months ended March 31, 2020. This was slightly offset by an increase in payments on the mortgage repurchase facility driven by the increased proceeds from the sale of mortgage loans noted above. Cash used to fund dividend payments increased slightly year-over-year as a result of the 10% increase in the cash dividend announced in January 2020.

Off-Balance Sheet Arrangements

Lot Option Purchase Contracts. In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At March 31, 2020, we had deposits of $27.1 million in the form of cash and $9.3 million in the form of letters of credit that secured option contracts to purchase 8,533 lots for a total estimated purchase price of $498.5 million.

Surety Bonds and Letters of Credit. At March 31, 2020, we had outstanding surety bonds and letters of credit totaling $284.0 million and $96.6 million, respectively, including $70.9 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $152.4 million and $51.2 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

We have made no material guarantees with respect to third-party obligations.

IMPACT OF INFLATION, CHANGING PRICES AND ECONOMIC CONDITIONS

The impact of inflation and changing prices have not changed materially from the disclosure in our December 31, 2019 Annual Report on Form 10-K.

OTHER

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, as well as statements made by us in periodic press releases, oral statements made by our officials in the course of presentations about the Company and conference calls in connection with quarterly earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operations, cash flows, strategies and prospects. These forward-looking statements may be identified by terminology such as “likely,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be considered. Additionally, information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

As of March 31, 2020, our cash and cash equivalents included commercial bank deposits, money market funds and time deposits, with maturities of three months or less. As of March 31, 2020, our marketable securities included holdings in common stock and exchange traded funds.

We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments and debt. Derivative instruments utilized in the normal course of business by HomeAmerican include interest rate lock commitments and forward sales of mortgage-backed securities, which are used to manage the price risk on fluctuations in interest rates on our mortgage loans in inventory and interest rate lock commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed at March 31, 2020 had an aggregate principal balance of $221.0 million, all of which were under interest rate lock commitments at an average interest rate of 3.35%. In addition, HomeAmerican had mortgage loans held-for-sale with an aggregate principal balance of $129.5 million at March 31, 2020, of which $43.7 million had not yet been committed to a mortgage purchaser and had an average interest rate of 3.27%. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale which had not yet been committed to a mortgage purchaser, HomeAmerican had forward sales of securities totaling $162.0 million and $108.5 million at March 31, 2020 and December 31, 2019, respectively.

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

(b)    Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.            Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors that appeared under Item 1A. Risk Factors in the Company’s 2019 Annual Report on Form 10-K. There are no material changes from the risk factors included within the Company’s 2019 Annual Report on Form 10-K, other than the risk described below.

The recent global Coronavirus/COVID-19 pandemic could harm business and results of operations of the Company.

Demand for our homes is dependent on a variety of macroeconomic factors, such as employment levels, availability of financing for homebuyers, interest rates, consumer confidence, wage growth, household formations, levels of new and existing homes for sale, cost of land, labor and construction materials, demographic trends and housing demand. These factors, in particular consumer confidence, can be significantly and adversely affected by a variety of factors beyond our control. In response to the pandemic, many state and local governments have instituted restrictions that have substantially limited the operations of non-essential businesses and the activities of individuals. There is significant uncertainty around the extent and duration of these restrictions as well as their ultimate impact on the U.S. economy and consumer confidence. The degree to which the pandemic will impact our financial results in the coming periods depends on future developments, which are highly uncertain and cannot be predicted at this time, including new information that may emerge concerning the severity of the pandemic and the actions taken to contain or treat the virus. As a result of the pandemic, our sales centers and model homes have experienced a significant decline in traffic and cancellations of sales contracts have increased. If the pandemic continues to cause significant negative impacts to the U.S. economy and consumer confidence, our results of operations, financial condition and cash flows will be significantly and adversely impacted.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our repurchase of common stock during the three months ended March 31, 2020:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number of Shares that may yet be Purchased under the Plan or Program (2)
January 1 to January 31, 2020	-	N/A	-	4,000,000
February 1 to February 29, 2020	14,376	$42.14	-	4,000,000
March 1 to March 31, 2020	-	N/A	-	4,000,000

(1)

Represents shares of common stock withheld by us to cover withholding taxes due, at the election of certain holders of nonvested shares, with market value approximating the amount of withholding taxes due.

(2)

We are authorized to repurchase up to 4,000,000 shares of our common stock. There were no shares of MDC common stock repurchased under this repurchase program during the three month period ended March 31, 2020.

Item 6.	Exhibits

4.11

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

101

The following financial statements, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; and (v) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

____________________

* Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2020	M.D.C. HOLDINGS, INC.
(Registrant)

	By:	/s/ Robert N. Martin
Robert N. Martin
Senior Vice President, Chief Financial Officer and Principal Accounting Officer (principal financial officer and duly authorized officer)