Form 10-Q
period 2020-06-30
MDC HOLDINGS INC
filed 2020-07-28
CIK 773141

City

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of July 24, 2020, 63,401,388 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2020

(i)

PART I
ITEM 1. Unaudited Consolidated Financial Statements
M.D.C. HOLDINGS, INC.
Consolidated Balance Sheets

	June 30, 2020	December 31, 2019

	(Dollars in thousands, except per share amounts)
ASSETS
Homebuilding:
Cash and cash equivalents	$482,702	$424,186
Restricted cash	15,668	14,279
Trade and other receivables	88,279	65,829
Inventories:
Housing completed or under construction	1,270,300	1,036,191
Land and land under development	1,235,598	1,330,384
Total inventories	2,505,898	2,366,575
Property and equipment, net	62,516	60,414
Deferred tax asset, net	19,828	21,768
Prepaid and other assets	69,484	78,358
Total homebuilding assets	3,244,375	3,031,409
Financial Services:
Cash and cash equivalents	62,218	35,747
Marketable securities	—	56,747
Mortgage loans held-for-sale, net	173,567	197,021
Other assets	25,775	17,432
Total financial services assets	261,560	306,947
Total Assets	$3,505,935	$3,338,356
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$95,018	$87,364
Accrued and other liabilities	278,543	245,940
Revolving credit facility	10,000	15,000
Senior notes, net	1,037,062	989,422
Total homebuilding liabilities	1,420,623	1,337,726
Financial Services:
Accounts payable and accrued liabilities	70,033	68,529
Mortgage repurchase facility	142,094	149,616
Total financial services liabilities	212,127	218,145
Total Liabilities	1,632,750	1,555,871
Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized; 63,384,866 and 62,574,961 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	634	626
Additional paid-in-capital	1,359,985	1,348,733
Retained earnings	512,566	433,126
Total Stockholders' Equity	1,873,185	1,782,485
Total Liabilities and Stockholders' Equity	$3,505,935	$3,338,356
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$886,758	$732,844	$1,583,843	$1,380,122
Home cost of sales	(707,789)	(590,172)	(1,266,436)	(1,114,724)
Inventory impairments	—	—	—	(610)
Total cost of sales	(707,789)	(590,172)	(1,266,436)	(1,115,334)
Gross profit	178,969	142,672	317,407	264,788
Selling, general and administrative expenses	(92,316)	(82,712)	(181,637)	(164,973)
Interest and other income	720	2,764	2,609	5,155
Other expense	(2,452)	(1,110)	(3,789)	(2,301)
Homebuilding pretax income	84,921	61,614	134,590	102,669

Financial Services:
Revenues	32,964	18,597	54,850	36,001
Expenses	(12,178)	(9,574)	(23,107)	(18,531)
Other income (expense), net	5,931	3,694	(6,133)	9,798
Financial services pretax income	26,717	12,717	25,610	27,268

Income before income taxes	111,638	74,331	160,200	129,937
Provision for income taxes	(27,242)	(19,738)	(39,044)	(34,794)
Net income	$84,396	$54,593	$121,156	$95,143

Comprehensive income	$84,396	$54,593	$121,156	$95,143

Earnings per share:
Basic	$1.33	$0.88	$1.92	$1.55
Diluted	$1.31	$0.86	$1.87	$1.50

Weighted average common shares outstanding:
Basic	63,015,827	61,336,404	62,755,310	61,138,982
Diluted	64,080,940	63,323,267	64,538,835	63,023,149

Dividends declared per share	$0.33	$0.30	$0.66	$0.60
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except share amounts)

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2019	62,574,961	$626	$1,348,733	$433,126	$1,782,485
Cumulative effect of newly adopted accounting standards (Note 2)	—	—	—	(34)	(34)
Balance at January 1, 2020	62,574,961	626	1,348,733	433,092	1,782,451
Net Income	—	—	—	36,760	36,760
Shares issued under stock-based compensation programs, net	477,582	5	8,189	—	8,194
Cash dividends declared	—	—	—	(20,768)	(20,768)
Stock-based compensation expense	—	—	4,440	—	4,440
Forfeiture of restricted stock	(48)	—	—	—	—
Balance at March 31, 2020	63,052,495	$631	$1,361,362	$449,084	$1,811,077
Net Income	—	—	—	84,396	84,396
Shares issued under stock-based compensation programs, net	334,178	3	(6,865)	—	(6,862)
Cash dividends declared	—	—	—	(20,914)	(20,914)
Stock-based compensation expense	—	—	5,488	—	5,488
Forfeiture of restricted stock	(1,807)	—	—	—	—
Balance at June 30, 2020	63,384,866	$634	$1,359,985	$512,566	$1,873,185
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except share amounts)

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2018	56,615,352	$566	$1,168,442	$406,992	$1,576,000
Cumulative effect of newly adopted accounting standards	—	—	—	(67)	(67)
Balance at January 1, 2019	56,615,352	566	1,168,442	406,925	1,575,933
Net Income	—	—	—	40,550	40,550
Shares issued under stock-based compensation programs, net	372,344	4	7,083	—	7,087
Cash dividends declared	—	—	—	(17,019)	(17,019)
Stock dividend declared	4,534,908	45	138,950	(139,091)	(96)
Stock-based compensation expense	—	—	4,251	—	4,251
Forfeiture of restricted stock	(1,714)	—	—	—	—
Balance at March 31, 2019	61,520,890	$615	$1,318,726	$291,365	$1,610,706
Net Income	—	—	—	54,593	54,593
Shares issued under stock-based compensation programs, net	405,094	4	10,237	—	10,241
Cash dividends declared	—	—	—	(18,521)	(18,521)
Stock-based compensation expense	—	—	4,132	—	4,132
Forfeiture of restricted stock	(3,578)	—	—	—	—
Balance at June 30, 2019	61,922,406	$619	$1,333,095	$327,437	$1,661,151
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2020	2019

	(Dollars in thousands)
Operating Activities:
Net income	$121,156	$95,143
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	9,928	8,383
Depreciation and amortization	11,527	9,941
Inventory impairments	—	610
Net (gain) loss on marketable equity securities	8,285	(7,167)
Deferred income tax expense	1,962	7,759
Net changes in assets and liabilities:
Trade and other receivables	(23,445)	(36)
Mortgage loans held-for-sale, net	23,454	39,874
Housing completed or under construction	(233,829)	(118,528)
Land and land under development	94,918	24,438
Prepaid and other assets	1,209	(4,206)
Accounts payable and accrued and other liabilities	40,539	(546)
Net cash provided by operating activities	55,704	55,665

Investing Activities:
Purchases of marketable securities	(10,804)	(5,116)
Sales of marketable securities	59,266	5,057
Purchases of property and equipment	(12,968)	(13,860)
Net cash provided by (used in) investing activities	35,494	(13,919)

Financing Activities:
Payments on mortgage repurchase facility, net	(7,522)	(33,776)
Payments on homebuilding line of credit, net	(5,000)	—
Repayment of senior notes	(250,000)	—
Proceeds from issuance of senior notes	298,050	—
Dividend payments	(41,682)	(35,636)
Issuance of shares under stock-based compensation programs, net	1,332	17,328
Net cash used in financing activities	(4,822)	(52,084)

Net increase (decrease) in cash, cash equivalents and restricted cash	86,376	(10,338)
Cash, cash equivalents and restricted cash:
Beginning of period	474,212	470,139
End of period	$560,588	$459,801

Reconciliation of cash, cash equivalents and restricted cash:
Homebuilding:
Cash and cash equivalents	$482,702	$390,061
Restricted cash	15,668	12,911
Financial Services:
Cash and cash equivalents	62,218	56,829
Total cash, cash equivalents and restricted cash	$560,588	$459,801
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

1. Basis of Presentation
The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. ("MDC," “the Company," “we,” “us,” or “our,” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at June 30, 2020 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2019.
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

In March 2020, the Securities and Exchange Commission (SEC) adopted amendments to the financial disclosure requirements applicable to registered debt offerings that include credit enhancements, such as subsidiary guarantees, in Rule 3-10 of Regulation S-X. The amended rule focuses on providing material, relevant and decision-useful information regarding guarantees and other credit enhancements, while eliminating certain prescriptive requirements. The rule is effective January 4, 2021 but earlier compliance is permitted. The Company adopted these amendments on June 30, 2020. As the combined assets, liabilities and results of operations of M.D.C. Holdings, Inc. and the Guarantor Subsidiaries (the “Obligor Group”) are not materially different from those in the homebuilding section of our consolidated balance sheets and consolidated statements of operations and comprehensive income, separate summarized financial information of the Obligor Group has not been included. See Note 20 for further information regarding subsidiary guarantees.
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

We have identified each homebuilding division as an operating segment. Our homebuilding operating segments have been aggregated into the reportable segments noted below because they are similar in the following regards: (1) economic characteristics; (2) housing products; (3) class of homebuyer; (4) regulatory environments; and (5) methods used to construct and sell homes. Our homebuilding reportable segments are as follows
•West (Arizona, California, Nevada, Oregon and Washington)
•Mountain (Colorado and Utah)
•East (mid-Atlantic, which includes Maryland and Virginia, and Florida)
Our financial services business consists of the operations of the following operating segments: (1) HomeAmerican Mortgage Corporation (“HomeAmerican”); (2) Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”); (3) StarAmerican Insurance Ltd. (“StarAmerican”); (4) American Home Insurance Agency, Inc.; and (5) American Home Title and Escrow Company. Due to its contributions to consolidated pretax income, we consider HomeAmerican to be a reportable segment (“mortgage operations”). The remaining operating segments have been aggregated into one reportable segment (“other”) because they do not individually exceed 10 percent of: (1) consolidated revenue; (2) the greater of (a) the combined reported profit of all operating segments that did not report a loss or (b) the positive value of the combined reported loss of all operating segments that reported losses; or (3) consolidated assets.
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
On a periodic basis, we assess our Corporate cost allocation estimates. Our most recent assessment resulted in increases in Corporate cost allocations to both our homebuilding and financial services segments beginning January 1, 2020, to reflect the use of centralized administrative functions. Applying the most recent cost allocation estimate to the three and six months ended June 30, 2019 would have resulted in decreased pretax income for our homebuilding segments of approximately $2.7 million and $5.4 million, respectively, and decreased pretax income for our financial services segments of approximately $0.4 million and $0.8 million, respectively, with corresponding increases in our Corporate segment pretax income. Additionally, beginning January 1, 2020, we have reflected the expense associated with all homebuilding employee bonuses in the respective homebuilding segment to which the employee reports, consistent with how the CODM is now evaluating homebuilding division performance and making operating decisions. Had these bonuses been reflected in a similar manner during the three and six months ended June 30, 2019, pretax income for our homebuilding segments would have decreased by an additional $3.0 million and $6.0 million, respectively, with a corresponding increase in our Corporate segment pretax income.
The following table summarizes revenues for our homebuilding and financial services operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(Dollars in thousands)
Homebuilding
West	$490,117	$384,530	$895,615	$754,088
Mountain	316,666	287,476	539,524	496,668
East	79,975	60,838	148,704	129,366
Total homebuilding revenues	$886,758	$732,844	$1,583,843	$1,380,122

Financial Services
Mortgage operations	$24,363	$11,689	$38,988	$21,863
Other	8,601	6,908	15,862	14,138
Total financial services revenues	$32,964	$18,597	$54,850	$36,001

The following table summarizes pretax income (loss) for our homebuilding and financial services operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(Dollars in thousands)
Homebuilding
West	$48,745	$35,350	$85,321	$68,550
Mountain	41,807	35,972	63,319	57,686
East	3,073	2,152	3,973	3,625
Corporate	(8,704)	(11,860)	(18,023)	(27,192)
Total homebuilding pretax income	$84,921	$61,614	$134,590	$102,669
Financial Services
Mortgage operations	$17,506	$6,239	$25,749	$11,232
Other	9,211	6,478	(139)	16,036
Total financial services pretax income	$26,717	$12,717	$25,610	$27,268

Total pretax income	$111,638	$74,331	$160,200	$129,937
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

	June 30, 2020	December 31, 2019

	(Dollars in thousands)
Homebuilding assets
West	$1,575,620	$1,461,645
Mountain	893,282	869,665
East	220,235	194,592
Corporate	555,238	505,507
Total homebuilding assets	$3,244,375	$3,031,409
Financial services assets
Mortgage operations	$194,213	$209,946
Other	67,347	97,001
Total financial services assets	$261,560	$306,947

Total assets	$3,505,935	$3,338,356

4.  Earnings Per Share
Accounting Standards Codification ("ASC") Topic 260, Earnings per Share ("ASC 260") requires a company that has participating security holders (for example, holders of unvested restricted stock that have non-forfeitable dividend rights) to utilize the two-class method for calculating earnings per share (“EPS”) unless the treasury stock method results in lower EPS. The two-class method is an allocation of earnings/(loss) between the holders of common stock and a company’s participating security holders. Under the two-class method, earnings/(loss) for the reporting period are allocated between common shareholders and other security holders based on their respective rights to receive distributed earnings (i.e., dividends) and undistributed earnings (i.e., net income/(loss)). Our common shares outstanding are comprised of shareholder owned common stock and shares of unvested restricted stock held by participating security holders. Basic EPS is calculated by dividing income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding, excluding participating shares in accordance with ASC 260. To calculate diluted EPS, basic EPS is adjusted to include the effect of potentially dilutive stock options outstanding. The table below shows our basic and diluted EPS calculations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(Dollars in thousands, except per share amounts)
Numerator
Net income	$84,396	$54,593	$121,156	$95,143
Less: distributed earnings allocated to participating securities	(121)	(110)	(256)	(221)
Less: undistributed earnings allocated to participating securities	(363)	(213)	(465)	(352)
Net income attributable to common stockholders (numerator for basic earnings per share)	83,912	54,270	120,435	94,570
Add back: undistributed earnings allocated to participating securities	363	213	465	352
Less: undistributed earnings reallocated to participating securities	(357)	(209)	(455)	(345)
Numerator for diluted earnings per share under two class method	$83,918	$54,274	$120,445	$94,577

Denominator
Weighted-average common shares outstanding	63,015,827	61,336,404	62,755,310	61,138,982
Add: dilutive effect of stock options	1,065,113	1,435,739	1,494,841	1,333,043
Add: dilutive effect of performance share units	—	551,124	288,684	551,124
Denominator for diluted earnings per share under two class method	64,080,940	63,323,267	64,538,835	63,023,149

Basic Earnings Per Common Share	$1.33	$0.88	$1.92	$1.55
Diluted Earnings Per Common Share	$1.31	$0.86	$1.87	$1.50
Diluted EPS for the three and six months ended June 30, 2020 excluded options to purchase approximately 1.3 and 0.8 million shares of common stock, respectively, because the effect of their inclusion would be anti-dilutive. For the same periods in 2019, diluted EPS excluded options to purchase approximately 0.5 and 0.5 million shares, respectively.

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
The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis:

		Fair Value
Financial Instrument	Hierarchy	June 30, 2020	December 31, 2019

		(Dollars in thousands)
Marketable securities
Equity securities	Level 1	$—	$56,747

Mortgage loans held-for-sale, net	Level 2	$173,567	$197,021
The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of June 30, 2020 and December 31, 2019.
Cash and cash equivalents (excluding debt securities with an original maturity of three months or less), restricted cash, trade and other receivables, prepaid and other assets, accounts payable, accrued and other liabilities and borrowings on our revolving credit facility. Fair value approximates carrying value.
Equity securities. Our equity securities consisted of holdings in common stock and exchange traded funds as of December 31, 2019. Our equity securities were recorded at fair value with all changes in fair value recorded to other income (expense), net in the financial services section of our consolidated statements of operations and comprehensive income.
The following table reconciles the net gain recognized during the three and six months ended June 30, 2020 and 2019 on equity securities to the unrealized gain recognized during the periods on equity securities still held at the reporting date.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(Dollars in thousands)
Net gain (loss) recognized during the period on equity securities	$4,983	$2,327	$(8,285)	$7,167
Less: Net gain (loss) recognized during the period on equity securities sold during the period	4,983	—	(8,285)	237
Unrealized gain recognized during the reporting period on equity securities still held at the reporting date	$—	$2,327	$—	$6,930
Mortgage loans held-for-sale, net.  Our mortgage loans held-for-sale, which are measured at fair value on a recurring basis, include (1) mortgage loans held-for-sale that are under commitments to sell and (2) mortgage loans held-for-sale that are not under commitments to sell. At June 30, 2020 and December 31, 2019, we had $84.0 million and $136.8 million, respectively, of mortgage loans held-for-sale under commitments to sell. The fair value for those loans was based on quoted market prices for those mortgage loans, which are Level 2 fair value inputs. At June 30, 2020 and December 31, 2019, we had $89.6 million and $60.2 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input.
Gains on sales of mortgage loans, net, are included as a component of revenues in the financial services section of our consolidated statements of operations and comprehensive income. For the three and six months ended June 30, 2020, we recorded net gains on the sales of mortgage loans of $20.8 million and $37.5 million, respectively, compared to $12.6 million and $24.3 million for the same periods in the prior year, respectively.

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

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in thousands)
$250 million 5.625% Senior Notes due February 2020, net	$—	$—	$249,909	$250,400
$250 million 5.500% Senior Notes due January 2024, net	249,117	266,983	249,005	272,083
$300 million 3.850% Senior Notes due January 2030, net	297,342	289,725	—	—
$500 million 6.000% Senior Notes due January 2043, net	490,603	527,662	490,508	528,542
Total	$1,037,062	$1,084,370	$989,422	$1,051,025

6. Inventories
The following table sets forth, by reportable segment, information relating to our homebuilding inventories:

	June 30, 2020	December 31, 2019

	(Dollars in thousands)
Housing completed or under construction:
West	$741,109	$589,040
Mountain	418,798	358,370
East	110,393	88,781
Subtotal	1,270,300	1,036,191
Land and land under development:
West	719,517	772,189
Mountain	425,503	468,718
East	90,578	89,477
Subtotal	1,235,598	1,330,384
Total inventories	$2,505,898	$2,366,575
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
In accordance with ASC Topic 360, Property, Plant, and Equipment (“ASC 360”), homebuilding inventories, excluding those classified as held for sale, are carried at cost unless events and circumstances indicate that the carrying value of the underlying subdivision may not be recoverable.  We evaluate inventories for impairment at each quarter end on a subdivision level basis as each such subdivision represents the lowest level of identifiable cash flows. In making this determination, we review, among other things, the following for each subdivision:
•actual and trending “Operating Margin” (which is defined as home sale revenues less home cost of sales and all incremental costs associated directly with the subdivision, including sales commissions and marketing costs);
•estimated future undiscounted cash flows and Operating Margin;

•forecasted Operating Margin for homes in backlog;
•actual and trending net home orders;
•homes available for sale;
•market information for each sub-market, including competition levels, home foreclosure levels, the size and style of homes currently being offered for sale and lot size; and
•known or probable events indicating that the carrying value may not be recoverable.
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
Impairments of homebuilding inventory by segment for the three and six months ended June 30, 2020 and 2019 are shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(Dollars in thousands)
West	$—	$—	$—	$—
Mountain	—	—	—	400
East	—	—	—	210
Total inventory impairments	$—	$—	$—	$610

The table below provides quantitative data, for the periods presented, where applicable, used in determining the fair value of the impaired inventory.

	Impairment Data			Quantitative Data
Three Months Ended	Number of Subdivisions Impaired	Inventory Impairments	Fair Value of Inventory After Impairments	Discount Rate

	(Dollars in thousands)
March 31, 2019	2	$610	$10,476	N/A

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(Dollars in thousands)
Homebuilding interest incurred	$15,094	$15,980	$31,628	$32,011
Less: Interest capitalized	(15,094)	(15,980)	(31,628)	(32,011)
Homebuilding interest expensed	$—	$—	$—	$—

Interest capitalized, beginning of period	$59,077	$56,947	$55,310	$54,845
Plus: Interest capitalized during period	15,094	15,980	31,628	32,011
Less: Previously capitalized interest included in home cost of sales	(17,242)	(14,734)	(30,009)	(28,663)
Interest capitalized, end of period	$56,929	$58,193	$56,929	$58,193

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
Operating lease expense is included as a component of selling, general and administrative expenses in the homebuilding and expenses in the financial services sections of our consolidated statements of operations and comprehensive income, respectively. Components of operating lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(Dollars in thousands)
Operating lease cost [1]	$2,120	$1,990	$4,166	$3,970
Less: Sublease income (Note 19)	(38)	(38)	(76)	(75)
Net lease cost	$2,082	$1,952	$4,090	$3,895
1Includes variable lease costs, which are immaterial.

Supplemental cash flow information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,741	$1,792	$3,647	$3,563
Leased assets obtained in exchange for new operating lease liabilities	$1,405	$553	$4,050	$2,030
Weighted-average remaining lease term and discount rate for operating leases were as follows:

June 30, 2020
Weighted-average remaining lease term (in years)	5.7
Weighted-average discount rate	5.5%
Maturities of operating lease liabilities were as follows:

Year Ended December 31,
(Dollars in thousands)
2020 (excluding the six months ended June 30, 2020)	$3,152
2021	7,361
2022	7,054
2023	6,141
2024	5,543
Thereafter	9,914
Total operating lease payments	$39,165

Less: Interest	5,772
Present value of operating lease liabilities [1]	$33,393
_______________________________________________________________

1Homebuilding and financial services operating lease liabilities of $32.4 million and $1.0 million, respectively, are included as a component of accrued and other liabilities and accounts payable and accrued liabilities, respectively, in the homebuilding and financial services section of our consolidated balance sheet at June 30, 2020.
9. Homebuilding Prepaid and Other Assets
The following table sets forth the components of homebuilding prepaid and other assets:

	June 30, 2020	December 31, 2019

	(Dollars in thousands)
Operating lease right-of-use asset (Note 8)	$31,584	$30,277
Land option deposits	19,669	27,361
Prepaid expenses	6,084	7,294
Goodwill	6,008	6,008
Deferred debt issuance costs on revolving credit facility, net	5,363	6,130
Other	776	1,288
Total	$69,484	$78,358

10 Homebuilding Accrued and Other Liabilities and Financial Services Accounts Payable and Accrued Liabilities
The following table sets forth information relating to homebuilding accrued and other liabilities:

	June 30, 2020	December 31, 2019

	(Dollars in thousands)
Customer and escrow deposits	$43,632	$39,001
Warranty accrual	30,458	31,386
Accrued compensation and related expenses	34,076	45,003
Lease liability (Note 8)	32,441	30,830
Accrued interest	27,843	27,734
Construction defect claim reserves	8,393	8,196
Land development and home construction accruals	8,125	9,750
Other accrued liabilities	93,575	54,040
Total accrued and other liabilities	$278,543	$245,940
The following table sets forth information relating to financial services accounts payable and accrued liabilities:

	June 30, 2020	December 31, 2019

	(Dollars in thousands)
Insurance reserves	$55,488	$52,219
Accounts payable and other accrued liabilities	14,545	16,310
Total accounts payable and accrued liabilities	$70,033	$68,529

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
The table set forth below summarizes accrual, adjustment and payment activity related to our warranty accrual for the three and six months ended June 30, 2020 and 2019. For the three and six months ended June 30, 2020 and 2019, we recorded adjustments to decrease our warranty accrual due to lower than expected general warranty related expenditures in certain close of escrow years.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(Dollars in thousands)
Balance at beginning of period	$30,887	$29,992	$31,386	$28,262
Expense provisions	3,937	3,737	7,102	7,085
Cash payments	(2,366)	(2,976)	(6,030)	(5,469)
Adjustments	(2,000)	(1,404)	(2,000)	(529)
Balance at end of period	$30,458	$29,349	$30,458	$29,349

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
The establishment of reserves for estimated losses to be incurred by our homebuilding subsidiaries associated with: (1) the self-insured retention (“SIR”) portion of construction defect claims that are expected to be covered under insurance policies with Allegiant and (2) the entire cost of any construction defect claims that are not expected to be covered by insurance policies with Allegiant, are based on actuarial studies that include known facts similar to those for our insurance reserves. It is possible that changes in the payment experience used in estimating our ultimate losses for construction defect claims could have a material impact on our reserves.
The table set forth below summarizes our insurance and construction defect claim reserves activity for the three and six months ended June 30, 2020 and 2019. These reserves are included as a component of accounts payable and accrued liabilities and accrued and other liabilities in the financial services and homebuilding sections, respectively, of the consolidated balance sheets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(Dollars in thousands)
Balance at beginning of period	$61,450	$56,219	$60,415	$55,308
Expense provisions	3,586	2,745	6,504	5,210
Cash payments, net of recoveries	(1,155)	(2,147)	(3,038)	(3,701)
Balance at end of period	$63,881	$56,817	$63,881	$56,817
In the ordinary course of business, we make payments from our insurance and construction defect claim reserves to settle litigation claims arising from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the three and six months ended June 30, 2020 and 2019 are not necessarily indicative of what future cash payments will be for subsequent periods.
13. Income Taxes

Our overall effective income tax rates were 24.4% for both the three and six months ended June 30, 2020 and 26.6% and 26.8% for the three and six months ended June 30, 2019, respectively. The rates for the three and six months ended June 30, 2020 resulted in income tax expense of $27.2 million and $39.0 million, respectively, compared to income tax expense of $19.7 million and $34.8 million for the three and six months ended June 30, 2019, respectively. The year-over-year decrease in our effective tax rate for the three and six months ended June 30, 2020 was primarily due to windfalls on our equity awards as well as energy tax credits that expired on December 31, 2017 and were retroactively extended by the Further Consolidated Appropriations Act, 2020 (H.R. 1865, PL 116-94) signed by the President on December 20, 2019.

14. Senior Notes
The carrying values of our senior notes as of June 30, 2020 and December 31, 2019, net of any unamortized debt issuance costs or discount, were as follows:

	June 30, 2020	December 31, 2019

	(Dollars in thousands)
5.625% Senior Notes due February 2020, net	$—	$249,909
5.500% Senior Notes due January 2024, net	249,117	249,005
3.850% Senior Notes due January 2030, net	297,342	—
6.000% Senior Notes due January 2043, net	490,603	490,508
Total	$1,037,062	$989,422
Our senior notes are not secured and, while the senior note indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries.
15. Stock-Based Compensation
We account for share-based awards in accordance with ASC Topic 718 Compensation–Stock Compensation (“ASC 718”), which requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period. Stock-based compensation awards are valued at fair value on the date of grant. The following table sets forth share-based award expense activity for the three and six months ended June 30, 2020 and 2019, which is included as a component of selling general and administrative expenses and expenses in the homebuilding and financial services sections of our consolidated statements of operations and comprehensive income, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(Dollars in thousands)
Stock option grants expense	$717	$245	$1,212	$500
Restricted stock awards expense	1,053	677	2,570	1,588
Performance share units expense	3,718	3,210	6,146	6,295
Total stock-based compensation	$5,488	$4,132	$9,928	$8,383
On August 5, 2019, May 23, 2018, June 20, 2017 and July 25, 2016, the Company granted long term performance share unit awards (“PSUs”) to each of the CEO, the COO, and the Chief Financial Officer (“CFO”) under the Company’s 2011 Equity Incentive Plan. The PSUs are earned based upon the Company’s performance over a period of three years (the “Performance Period”), measured by increasing home sale revenues over a “Base Period.” Each award is conditioned upon the Company achieving an average gross margin from home sales (excluding impairments) of at least fifteen percent (15%) over the Performance Period. Target goals will be earned if the Company’s three year average home sale revenues over the Performance Period (“Performance Revenues”) exceed the home sale revenues over the Base Period (“Base Revenues”) by at least 10% but less than 20%. If Performance Revenues exceed the Base Revenues by at least 5% but less than 10%, 50% of the Target Goals will be earned (“Threshold Goals”). If Performance Revenues exceed the Base Revenues by at least 20%, 200% of the Target Goals will be earned (“Maximum Goals”).  For the PSUs granted in 2017, 2018 and 2019, the number of PSUs earned shall be adjusted to be proportional to the partial performance between the Threshold Goals, Target Goals and Maximum Goals. Details for each defined term above for each grant has been provided in the table below.

				Threshold Goal		Target Goal		Maximum Goal			Maximum Potential Expense to be Recognized *	Maximum Remaining Expense to be Recognized *
Date of Award	Performance Period	Base Period	Base Period Revenues	PSUs	Home Sale Revenues	PSUs	Home Sale Revenues	PSUs	Home Sale Revenues	Fair Value per Share
July 25, 2016	July 1, 2016 - June 30, 2019	July 1, 2015 - June 30, 2016	$1.975 billion	137,781	$2.074 billion	275,562	$2.173 billion	551,124	$2.370 billion	$19.66	$10,834	$—

June 20, 2017	April 1, 2017 - March 31, 2020	April 1, 2016 - March 31, 2017	$2.426 billion	144,342	$2.547 billion	288,684	$2.669 billion	577,368	$2.911 billion	$27.83	$16,070	$—

May 23, 2018	April 1, 2018 - March 31, 2021	April 1, 2017 - March 31, 2018	$2.543 billion	145,800	$2.670 billion	291,600	$2.797 billion	583,200	$3.052 billion	$25.57	$14,915	$3,922

August 5, 2019	January 1, 2019 - December 31, 2021	January 1, 2018 - December 31, 2018	$2.982 billion	135,000	$3.131 billion	270,000	$3.280 billion	540,000	$3.578 billion	$32.60	$17,604	$17,604
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
2016 PSU Grants. The 2016 PSU awards vested on August 7, 2019 at the Maximum Goal following the achievement of the Maximum Goals and certification by the Compensation Committee that the Maximum Goals had been achieved. For the three and six months ended June 30, 2019, the Company recorded share-based award expense of $0.9 million and $1.8 million related to these awards.
2017 PSU Grants. The 2017 PSU awards vested on May 5, 2020 at the Maximum Goal following the achievement of the Maximum Goals and certification by the Compensation Committee that the Maximum Goals had been achieved. For both the three and six months ended June 30, 2020, the Company recorded share-based award expense of $1.4 million related to these awards. For the three and six months ended June 30, 2019, the Company recorded share-based award expense of $2.3 million and $4.5 million, respectively, related to these awards.
2018 PSU Grants. As of June 30, 2020, the Company determined that achievement of the Maximum Goals for these awards was probable and, as such, the Company recorded share-based award expense related to the awards of $3.7 million and $4.7 million, respectively, for the three and six months ended June 30, 2020. As of June 30, 2019, the Company concluded that achievement of any of the performance metrics had not met the level of probability required to record compensation expense and as such, no expense related to the grant of these awards had been recognized as of June 30, 2019.
2019 PSU Grants. For the PSUs granted in August of 2019, the Company concluded that achievement of any of the performance metrics has not met the level of probability required to record compensation expense and, as such, no expense related to these awards has been recognized as of June 30, 2020.

16. Commitments and Contingencies
Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At June 30, 2020, we had outstanding surety bonds and letters of credit totaling $264.4 million and $87.9 million, respectively, including $62.0 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $89.7 million and $47.4 million, respectively. All letters of credit as of June 30, 2020, excluding those issued by HomeAmerican, were issued under our unsecured revolving credit facility (see Note 18 for further discussion of the revolving credit facility). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.
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
Lot Option Contracts. In the ordinary course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allow us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, and minimizes the amount of land inventories on our consolidated balance sheets. In certain cases, these contracts will be settled shortly following the end of the period. Our obligation with respect to Option Contracts is generally limited to forfeiture of the related deposits. At June 30, 2020, we had cash deposits and letters of credit totaling $17.8 million and $7.4 million, respectively, at risk associated with the option to purchase 7,327 lots.
Coronavirus/COVID-19 Pandemic. While the response to the pandemic continues to evolve, many state and local governments began easing restrictions during the second quarter that were put in place earlier this year. Some areas are now experiencing an increase in cases leading to restrictions being re-instated in certain areas. We continue to construct, market and sell homes in all markets in which we operate, but increased restrictions could have a negative impact on traffic at our sales centers and model homes, cancellation rates and our ability to physically construct homes. While the extent to which the pandemic will impact our financial results in the coming periods depends on future developments, including whether there are additional outbreaks of COVID-19 and the actions taken to contain or address the virus, the pandemic and its associated impact on the U.S. economy and consumer confidence could have a material impact to the Company’s future results of operations, financial condition and cash flows.

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
At June 30, 2020, we had interest rate lock commitments with an aggregate principal balance of $233.0 million. Additionally, we had $85.9 million of mortgage loans held-for-sale at June 30, 2020 that had not yet been committed to a mortgage purchaser. In order to hedge the changes in fair value of our interest rate lock commitments and mortgage loans held-for-sale that had not yet been committed to a mortgage purchaser, we had forward sales of securities totaling $205.5 million at June 30, 2020.
For the three and six months ended June 30, 2020, we recorded net gains on derivatives of $2.3 million and $3.3 million, respectively, in revenues in the financial services section of our consolidated statements of operations and comprehensive income, compared to a net loss of $0.5 million and a net gain of $1.4 million for the same periods in 2019.
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
The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of June 30, 2020.
We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At June 30, 2020 and December 31, 2019, there were $25.9 million and $23.5 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. At June 30, 2020 and December 31, 2019, we had $10.0 million and $15.0 million, respectively, outstanding under the Revolving Credit Facility. As of June 30, 2020, availability under the Revolving Credit Facility was approximately $964.1 million.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). Effective May 21, 2020, the Mortgage Repurchase Facility was amended to extend its termination date to May 20, 2021. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased on June 25, 2020 from $75 million to $150 million effective through July 23, 2020. The Mortgage Repurchase Facility also had a temporary increase in the maximum aggregate commitment from $75 million to $150 million on December 24, 2019 effective through January 22, 2020. At June 30, 2020 and December 31, 2019, HomeAmerican had $142.1 million and $149.6 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is based on a LIBOR rate or successor benchmark rate.
The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of June 30, 2020.
19. Related Party Transactions
We contributed $1.5 million in cash to the MDC/Richmond American Homes Foundation (the “Foundation”) during the six months ended June 30, 2020. The Foundation is a non-profit organization operated exclusively for charitable, educational and other purposes beneficial to social welfare within the meaning of Section 501(c)(3) of the Internal Revenue Code. The following Directors and/or officers of the Company served as directors of the Foundation at June 30, 2020, all of whom serve without compensation:

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

20. Supplemental Guarantor Information
Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by the following subsidiaries (collectively, the "Guarantor Subsidiaries"), which are 100%-owned subsidiaries of the Company:
•M.D.C. Land Corporation
•RAH of Florida, Inc.
•Richmond American Construction, Inc.
•Richmond American Homes of Arizona, Inc.
•Richmond American Homes of Colorado, Inc.
•Richmond American Homes of Florida, LP
•Richmond American Homes of Illinois, Inc.
•Richmond American Homes of Maryland, Inc.
•Richmond American Homes of Nevada, Inc.
•Richmond American Homes of New Jersey, Inc.
•Richmond American Homes of Oregon, Inc.
•Richmond American Homes of Pennsylvania, Inc.
•Richmond American Homes of Utah, Inc.
•Richmond American Homes of Virginia, Inc.
•Richmond American Homes of Washington, Inc.
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
As the combined assets, liabilities and results of operations of M.D.C. Holdings, Inc. and the Guarantor Subsidiaries (the “Obligor Group”) are not materially different from those in the homebuilding section of our consolidated balance sheets and consolidated statements of operations and comprehensive income, separate summarized financial information of the Obligor Group has not been included. As of June 30, 2020 and December 31, 2019, amounts due to non-guarantor subsidiaries from the Obligor Group totaled $65.5 million and $24.2 million, respectively.

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
Specifically, as a result of the Coronavirus/COVID-19 pandemic, we experienced adverse business conditions, especially in the latter portion of March and into April 2020, which negatively impacted our operating results. The degree to which the pandemic will impact our financial results in the coming periods depends on future developments that are highly uncertain.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$886,758	$732,844	$1,583,843	$1,380,122
Home cost of sales	(707,789)	(590,172)	(1,266,436)	(1,114,724)
Inventory impairments	—	—	—	(610)
Total cost of sales	(707,789)	(590,172)	(1,266,436)	(1,115,334)
Gross profit	178,969	142,672	317,407	264,788
Gross margin	20.2%	19.5%	20.0%	19.2%
Selling, general and administrative expenses	(92,316)	(82,712)	(181,637)	(164,973)
Interest and other income	720	2,764	2,609	5,155
Other expense	(2,452)	(1,110)	(3,789)	(2,301)
Homebuilding pretax income	84,921	61,614	134,590	102,669
Financial Services:
Revenues	32,964	18,597	54,850	36,001
Expenses	(12,178)	(9,574)	(23,107)	(18,531)
Other income (expense), net	5,931	3,694	(6,133)	9,798
Financial services pretax income	26,717	12,717	25,610	27,268
Income before income taxes	111,638	74,331	160,200	129,937
Provision for income taxes	(27,242)	(19,738)	(39,044)	(34,794)
Net income	$84,396	$54,593	$121,156	$95,143

Earnings per share:
Basic	$1.33	$0.88	$1.92	$1.55
Diluted	$1.31	$0.86	$1.87	$1.50

Weighted average common shares outstanding:
Basic	63,015,827	61,336,404	62,755,310	61,138,982
Diluted	64,080,940	63,323,267	64,538,835	63,023,149

Dividends declared per share	$0.33	$0.30	$0.66	$0.60

Cash provided by (used in):
Operating Activities	$92,877	$1,317	$55,704	$55,665
Investing Activities	$42,512	$(7,485)	$35,494	$(13,919)
Financing Activities	$574	$(10,097)	$(4,822)	$(52,084)

Overview
Industry Conditions
The Coronavirus/COVID-19 pandemic devastated the US economy during the early portion of the second quarter, adversely impacting consumer demand, financial markets and employment levels. Industries relying on in-person interaction, such as leisure and hospitality and retail, have been disproportionately impacted by the pandemic. The homebuilding industry was not immune to the impact of the pandemic as we experienced an industry wide decrease in traffic and order activity as well as increased cancellation levels during the months of March and April.
The demand for new homes has steadily improved subsequent to April across nearly all markets in which we operate. This increase in demand is due to a number of factors, including: favorable interest rates, pent-up demand from stay-at-home and shelter-in-place orders during March and April, low existing home inventory and increased city-to-suburban migration as a result of the pandemic. The degree to which the pandemic will impact our financial results in the coming periods depends on future developments that are highly uncertain.
Our first priority with regard to the pandemic continues to be the health and safety of our employees, customers, subcontractors and suppliers, as well as the communities in which we operate. We continue to encourage employees to work remotely where practical, and we have increased sanitization procedures, implemented temperature checks and posted signage requiring the use of masks and promoting social distancing measures across all of our offices and subdivisions. We have successfully implemented and continue to rely on virtual processes for key operational activities that have traditionally been done in-person, such as model home tours, Home Gallery appointments, and pre-closing walk-throughs.
Three Months Ended June 30, 2020
For the three months ended June 30, 2020, our net income was $84.4 million, or $1.31 per diluted share, a 55% increase compared to net income of $54.6 million, or $0.86 per diluted share, for the same period in the prior year. Both our homebuilding and financial services businesses contributed to these year-over-year improvements, as pretax income from our homebuilding operations increased $23.3 million, or 38%, and our financial services pretax income increased $14.0 million, or 110%. The increase in homebuilding pretax income was the result of a 21% increase in home sale revenues, a 70 basis point increase in our gross margin from home sales and a 90 basis point decrease in our selling, general and administrative expenses as a percentage of revenue. The increase in financial services pretax income was due to our mortgage business, which experienced a higher interest rate lock volume, driven by the year-over-year increase in homes in backlog as well as an increase in the number of mortgages we originated as a percentage of our total homes delivered ("Capture Rate"), and increased net interest income on loans originated during the quarter.
The dollar value of our net new home orders increased 8% from the prior year period, due to a 5% increase in the number of net new orders and a 3% increase in the average selling price. The increase in net new orders was driven by increases in both the monthly sales absorption rate and the number of average active communities during the period, while the increase in the average selling price was the result of price increases implemented over the past twelve months offset slightly by a shift in mix to lower priced communities.
Six Months Ended June 30, 2020
For the six months ended June 30, 2020, our net income was $121.2 million, or $1.87 per diluted share, a 27% increase compared to net income of $95.1 million, or $1.50 per diluted share, for the same period in the prior year. Similar to the second quarter commentary above, the increase was driven by a $31.9 million increase in homebuilding pretax income and a $14.5 million increase in mortgage operations pretax income. These increases were partially offset by a net loss on equity securities of $8.3 million during the six months ended June 30, 2020, as compared to a net gain of $7.2 million for the prior year period.

Outlook for MDC*
The steps taken during the six months ended June 30, 2020 to improve cash flow and reduce costs have reinforced our strong financial position as we deal with the continued uncertainties brought about by the pandemic. We ended the 2020 second quarter with cash and cash equivalents of nearly $550 million and available borrowing capacity on our Revolving Credit Facility exceeding $950 million, resulting in total liquidity of more than $1.5 billion. The dollar value of our homes in backlog was $2.4 billion as of June 30, 2020, which was 23% higher than the prior year period. The higher backlog puts us in a strong position to drive continued year-over-year improvement to our operating results during the back half of 2020. However, our financial position and ability to convert backlog into closings could be negatively impacted in future periods by the pandemic, the extent to which is highly uncertain and depends on future developments, including new information that may emerge concerning the severity of the pandemic, whether there are additional outbreaks of COVID-19 and the actions taken to contain or address the virus (see discussion in Industry Conditions above and in Risk Factors below).
* See "Forward-Looking Statements" below.
Homebuilding
Pretax Income:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%

	(Dollars in thousands)
West	$48,745	$35,350	$13,395	38%	$85,321	$68,550	$16,771	24%
Mountain	41,807	35,972	5,835	16%	63,319	57,686	5,633	10%
East	3,073	2,152	921	43%	3,973	3,625	348	10%
Corporate	(8,704)	(11,860)	3,156	27%	(18,023)	(27,192)	9,169	34%
Total Homebuilding pretax income	$84,921	$61,614	$23,307	38%	$134,590	$102,669	$31,921	31%
For the three months ended June 30, 2020, we recorded homebuilding pretax income of $84.9 million, an increase of $23.3 million from $61.6 million for the same period in the prior year. The increase was due to a 21% increase in home sale revenues, a 70 basis point increase in our gross margin from home sales and a 90 basis point decrease in our selling, general and administrative expenses as a percentage of revenue.
Our West segment experienced a $13.4 million year-over-year increase in pretax income, due to a 27% increase in home sales revenue and an improved gross margin, which were slightly offset by a $3.3 million increase in general and administrative expenses resulting from the change in our Corporate cost allocation discussed below. Our Mountain segment experienced a $5.8 million increase in pretax income from the prior year, as a result of a 10% increase in home sales revenue and an improved gross margin, which were slightly offset by a $1.7 million increase in general and administrative expenses due to the change in our Corporate cost allocation. Our East segment experienced a $0.9 million increase in pretax income from the prior year, due primarily to a 31% increase in home sales revenue, which was slightly offset by a $0.7 million increase in general and administrative expenses resulting from the change in our Corporate cost allocation. Our Corporate segment experienced a $3.1 million increase in pretax income, due to the impact of the change in our Corporate cost allocation, which was partially offset by a $2.0 million decrease in interest income due to lower interest rates during the current period.
For the six months ended June 30, 2020, we recorded homebuilding pretax income of $134.6 million, an increase of $31.9 million from $102.7 million for the same period in the prior year. The increase was due to a 15% increase in home sale revenues, an 80 basis point increase in our gross margin from home sales and a 50 basis point decrease in our selling, general and administrative expenses as a percentage of revenue. Commentary on the drivers of the increase in pretax income in our individual homebuilding segments is consistent with the 2020 second quarter discussion above.

On a periodic basis, we assess our Corporate cost allocation estimates. Our most recent assessment resulted in increases in Corporate cost allocations to both our homebuilding and financial services segments beginning January 1, 2020, to reflect the use of centralized administrative functions. Applying the most recent cost allocation estimate to the three and six months ended June 30, 2019 would have resulted in decreased pretax income for our homebuilding segments of approximately $2.7 million and $5.4 million, respectively, and decreased pretax income for our financial services segments of approximately $0.4 million and $0.8 million, respectively, with corresponding increases in our Corporate segment pretax income. Additionally, beginning January 1, 2020, we have reflected the expense associated with all homebuilding employee bonuses in the respective homebuilding segment to which the employee reports, consistent with how the CODM is now evaluating homebuilding division performance and making operating decisions. Had these bonuses been reflected in a similar manner during the three and six months ended June 30, 2019, pretax income for our homebuilding segments would have decreased by an additional $3.0 million and $6.0 million, respectively, with a corresponding increase in our Corporate segment pretax income.
Assets:

	June 30, 2020	December 31, 2019	Change
			Amount	%

	(Dollars in thousands)
West	$1,575,620	$1,461,645	113,975	8%
Mountain	893,282	869,665	23,617	3%
East	220,235	194,592	25,643	13%
Corporate	555,238	505,507	49,731	10%
Total homebuilding assets	$3,244,375	$3,031,409	$212,966	7%
Total homebuilding assets increased 7% from December 31, 2019 to June 30, 2020. Homebuilding assets increased in each of our operating segments largely due to a greater number of homes completed or under construction as of period-end. Our Corporate assets also increased, primarily due to an increase in funds lent from our financial services segment. These increases were slightly offset by a decrease in land and land under development in our West and Mountain Segments, where the total number of lots owned has decreased slightly from December 31, 2019.
New Home Deliveries & Home Sale Revenues:
Changes in home sale revenues are impacted by changes in the number of new homes delivered and the average selling price of those delivered homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	Three Months Ended June 30,
	2020			2019			% Change
	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price

	(Dollars in thousands)
West	1,017	$490,117	$481.9	785	$384,530	$489.8	30%	27%	(2)%
Mountain	608	316,666	520.8	534	287,476	538.3	14%	10%	(3)%
East	275	79,975	290.8	195	60,838	312.0	41%	31%	(7)%
Total	1,900	$886,758	$466.7	1,514	$732,844	$484.0	25%	21%	(4)%

	Six Months Ended June 30,
	2020			2019			% Change
	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price

	(Dollars in thousands)
West	1,888	$895,615	$474.4	1,537	$754,088	$490.6	23%	19%	(3)%
Mountain	1,043	539,524	517.3	943	496,668	526.7	11%	9%	(2)%
East	516	148,704	288.2	392	129,366	330.0	32%	15%	(13)%
Total	3,447	$1,583,843	$459.5	2,872	$1,380,122	$480.5	20%	15%	(4)%

West Segment Commentary
For both the three and six months ended June 30, 2020, the increase in new home deliveries was primarily the result of an increase in the number of homes in backlog to begin the respective periods. This increase was partially offset by a decrease in backlog conversion rates in our Arizona, California and Washington markets due to construction delays as a result of (1) certain state and local governments not identifying residential construction as an essential business, which impacted our ability to physically construct homes and (2) more general construction related delays resulting from the pandemic coupled with an increase in the number of homes under construction . The average selling price of homes delivered decreased as a result of a greater percentage of closings from our more affordable product offerings during the current periods.
Mountain Segment Commentary
For the three and six months ended June 30, 2020, the increase in new home deliveries was the result of an increase in the number of homes in backlog to begin the respective periods. The decrease in the average selling price of homes delivered in our Mountain segment was due to a higher percentage of deliveries from communities that offer more affordable home plans.
East Segment Commentary
For both the three and six months ended June 30, 2020, the increase in new home deliveries was the result of an increase in the number of homes in backlog to begin the respective periods. For the six months ended June 30, 2020, this increase was partially offset by a decrease in backlog conversion rates in most of our markets within this segment due to (1) a lower percentage of homes in backlog to start the period that were under construction at that time and (2) a lower percentage of homes both sold and delivered during the period. The average selling price of homes delivered decreased as a result of a greater percentage of closings from our more affordable product offerings.
Gross Margin from Home Sales:
Our gross margin from home sales for the three months ended June 30, 2020, increased 70 basis points year-over-year from 19.5% to 20.2%. During the three months ended June 30, 2020 and 2019 we recorded decreases to our warranty accrual of $2.0 million and $1.4 million, respectively. These adjustments positively impacted gross margin by 20 basis points in both periods. Gross margins increased on both build-to-order and speculative home deliveries driven by price increases implemented across the majority of our communities over the past twelve months.
Our gross margin from home sales for the six months ended June 30, 2020, increased 80 basis points year-over-year from 19.2% to 20.0%. The primary drivers of the improved gross margin from home sales for the six months ended June 30, 2020 are consistent with those noted above for the three months ended June 30, 2020. Gross margins were also positively impacted as a result of a lower percentage of speculative home deliveries in the six months ended June 30, 2020, which typically have a lower gross margin than our build-to-order deliveries.
Inventory Impairments:
Impairments of homebuilding inventory by segment for the three and six months ended June 30, 2020 and 2019 are shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(Dollars in thousands)
West	$—	$—	$—	$—
Mountain	—	—	—	400
East	—	—	—	210
Total inventory impairments	$—	$—	$—	$610
The table below provides quantitative data, for the periods presented, where applicable, used in determining the fair value of the impaired inventory.

	Impairment Data
Three Months Ended	Number of Subdivisions Impaired	Inventory Impairments	Fair Value of Inventory After Impairments	Discount Rate

	(Dollars in thousands)
March 31, 2019	2	$610	$10,476	N/A

Selling, General and Administrative Expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change

	(Dollars in thousands)
General and administrative expenses	$40,419	$39,326	$1,093	$85,508	$81,898	$3,610
General and administrative expenses as a percentage of home sale revenues	4.6%	5.4%	-80 bps	5.4%	5.9%	-50 bps
Marketing expenses	$22,657	$19,513	$3,144	$44,103	$37,809	$6,294
Marketing expenses as a percentage of home sale revenues	2.6%	2.7%	-10 bps	2.8%	2.7%	10 bps
Commissions expenses	$29,240	$23,873	$5,367	$52,026	$45,266	$6,760
Commissions expenses as a percentage of home sale revenues	3.3%	3.3%	0 bps	3.3%	3.3%	0 bps
Total selling, general and administrative expenses	$92,316	$82,712	$9,604	$181,637	$164,973	$16,664
Total selling, general and administrative expenses as a percentage of home sale revenues	10.4%	11.3%	-90 bps	11.5%	12.0%	-50 bps
For both the three and six months ended June 30, 2020, the increase in our marketing expenses was driven by (1) increased sales office expense resulting from an increased number of average active subdivisions, (2) increased deferred selling amortization and master marketing fees resulting from increased closings and (3) increased compensation expense due to a higher average headcount during the periods.
General and administrative expenses increased for both the three and six months ended June 30, 2020 as a result of increased compensation-related expenses due to increased stock based compensation and bonus expense, driven in part by strong operating results during the periods.

Other Homebuilding Operating Data
Net New Orders and Active Subdivisions:
Changes in the dollar value of net new orders are impacted by changes in the number of net new orders and the average selling price of those homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	Three Months Ended June 30,
	2020				2019				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate

	(Dollars in thousands)
West	1,309	$574,996	$439.3	4.62	1,246	$550,742	$442.0	4.46	5%	4%	(1)%	4%
Mountain	758	362,228	477.9	3.99	690	318,275	461.3	3.56	10%	14%	4%	12%
East	323	106,436	329.5	3.53	337	98,843	293.3	4.36	(4)%	8%	12%	(19)%
Total	2,390	$1,043,660	$436.7	4.23	2,273	$967,860	$425.8	4.13	5%	8%	3%	2%

	Six Months Ended June 30,
	2020				2019				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate

	(Dollars in thousands)
West	2,691	$1,262,330	$469.1	4.88	2,211	$1,003,236	$453.7	4.15	22%	26%	3%	18%
Mountain	1,451	722,197	497.7	3.76	1,409	669,523	475.2	3.53	3%	8%	5%	7%
East	647	206,911	319.8	3.58	609	182,141	299.1	4.33	6%	14%	7%	(17)%
Total	4,789	$2,191,438	$457.6	4.28	4,229	$1,854,900	$438.6	3.94	13%	18%	4%	9%
*Calculated as total net new orders in period ÷ average active communities during period ÷ number of months in period.

				Average Active Subdivisions			Average Active Subdivisions
	Active Subdivisions			Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%	June 30,		%
	2020	2019	Change	2020	2019	Change	2020	2019	Change
West	96	97	(1)%	95	94	1%	92	89	3%
Mountain	63	65	(3)%	63	65	(3)%	64	66	(3)%
East	33	25	32%	31	26	19%	30	23	30%
Total	192	187	3%	189	185	2%	186	178	4%
West Segment Commentary
For both the three and six months ended June 30, 2020, the increase in net new orders was primarily due to an increase in the monthly sales absorption rates, driven by our Phoenix and California markets. For the six months ended June 30, 2020 the increase in average selling price was due to price increases implemented over the past twelve months within the majority of our communities as well as a shift in mix of homes sold from Nevada to more expensive Southern California markets. For the three months ended June 30, 2020 these increases were offset by a higher percentage of our net new orders coming from an expanded offering of more affordable home plans, most notably in our Southern California markets.
Mountain Segment Commentary
For the three and six months ended June 30, 2020, the increase in net new orders was primarily due to an increase in the monthly sales absorption rates in both our Colorado and Utah markets. The increase in average selling price was due to price increases implemented over the last twelve months.

East Segment Commentary
For the three months ended June 30, 2020, the decrease in net new orders was driven by a decrease in the monthly sales absorption rates in our Florida markets due to (1) a decrease in gross sales due to the impact of the pandemic on Florida's large hospitality-based economy and (2) an increased cancellation rate (see further discussion below). This decrease in the monthly sales absorption rates was largely offset by a 19% year-over-year increase in average active subdivisions.

For the six months ended June 30, 2020, the increase in net new orders was driven by an increase in the number of average active subdivisions in each of our Florida and mid-Atlantic markets. This increase was partially offset by a decrease in the monthly sales absorption rate due to (1) a decrease in close-out communities in our mid-Atlantic market and (2) an increased cancellation rate (see further discussion below).

For both the three and six months ended June 30, 2020, the increase in average selling price was due to price increases implemented over the last twelve months as well as a shift in mix resulting from (1) a decrease in net new orders in our Florida markets as noted above and (2) an increase in net new orders in our mid-Atlantic market driven by an increased monthly sales absorption rate and increased average active subdivisions.
Cancellation Rate:

	Cancellations as a Percentage of Homes in Beginning Backlog
	2020		2019
	Three Months Ended
	June 30,	March 31,	June 30,	March 31,
West	14%	15%	13%	14%
Mountain	20%	22%	13%	14%
East	22%	23%	18%	11%
Total	17%	18%	14%	14%
Our cancellations as a percentage of homes in beginning backlog to start the quarter (“cancellation rate”) increased year-over-year in each of our segments. In general, we experienced a higher cancellation rate during the month of April due to the pandemic as a result of general economic uncertainty and changes in our homebuyers' employment status. Cancellation rates in June were more consistent with our historical rates. Our Florida markets experienced some of the highest cancellation rates as a result of economic, and more specifically employment, uncertainty brought about by the pandemic.
Backlog:

	June 30,
	2020			2019			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price

	(Dollars in thousands)
West	2,826	$1,336,251	$472.8	2,197	$1,016,327	$462.6	29%	31%	2%
Mountain	1,619	$816,559	$504.4	1,509	$739,921	$490.3	7%	10%	3%
East	698	$220,362	$315.7	587	$173,436	$295.5	19%	27%	7%
Total	5,143	$2,373,172	$461.4	4,293	$1,929,684	$449.5	20%	23%	3%
At June 30, 2020, we had 5,143 homes in backlog with a total value of $2.4 billion. This represented a 20% increase in the number of homes in backlog and a 23% increase in the dollar value of homes in backlog from June 30, 2019. The increase in the number of homes in backlog is primarily a result of the year-over-year increase in net new orders during the six months ended June 30, 2020. The increase in the average selling price of homes in backlog is due to price increases implemented over the past twelve months as well as decreased incentives, which is slightly offset by a shift in mix to lower priced communities, consistent with our ongoing strategy of offering more affordable home plans. Our ability to convert backlog into closings could be negatively impacted in future periods by the pandemic, the extent to which is highly uncertain and depends on future developments.

Homes Completed or Under Construction (WIP lots):

	June 30,		%
	2020	2019	Change
Unsold:
Completed	109	96	14%
Under construction	191	236	(19)%
Total unsold started homes	300	332	(10)%
Sold homes under construction or completed	3,573	3,023	18%
Model homes under construction or completed	502	457	10%
Total homes completed or under construction	4,375	3,812	15%
The increase in sold homes under construction or completed is due to the increase in the number of homes in backlog year-over-year noted above. Total unsold started homes have decreased year-over-year despite the increased cancellation rates as we have been successful in selling our speculative inventory in the current demand environment. Speculative inventory comprised less than 10% of our total housing completed or under construction inventory balance at June 30, 2020.
Lots Owned and Optioned (including homes completed or under construction):

	June 30, 2020			June 30, 2019
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total	Total % Change
West	9,364	2,619	11,983	8,611	2,446	11,057	8%
Mountain	6,076	2,667	8,743	6,457	2,741	9,198	(5)%
East	2,260	2,041	4,301	2,085	1,267	3,352	28%
Total	17,700	7,327	25,027	17,153	6,454	23,607	6%
Our total owned and optioned lots at June 30, 2020 were 25,027, which was a 6% year-over-year increase, but a decrease of 8% from March 31, 2020. The sequential decrease was the result of a planned slowdown in our rate of approval of new lot acquisitions during the quarter and the cancellation of some previously approved lot acquisitions due to the uncertainty caused by the pandemic. We believe that our total lot supply, coupled with our planned acquisition activity, can support growth in future periods. See "Forward-Looking Statements" below.

Financial Services

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%

	(Dollars in thousands)
Financial services revenues
Mortgage operations	$24,363	$11,689	$12,674	108%	$38,988	$21,863	$17,125	78%
Other	8,601	6,908	1,693	25%	15,862	14,138	1,724	12%
Total financial services revenues	$32,964	$18,597	$14,367	77%	$54,850	$36,001	$18,849	52%
Financial services pretax income
Mortgage operations	$17,506	$6,239	$11,267	181%	$25,749	$11,232	$14,517	129%
Other	9,211	6,478	2,733	42%	(139)	16,036	(16,175)	(101)%
Total financial services pretax income	$26,717	$12,717	$14,000	110%	$25,610	$27,268	$(1,658)	(6)%
For the three months ended June 30, 2020, our financial services pretax income increased by $14.0 million, or 110%, from the same period in the prior year. The increase was primarily due to our mortgage operations, which saw an increase in pretax income of $11.3 million due to higher interest rate lock volume driven by the year-over-year increase in homes in backlog as well as an increased Capture Rate, and increased net interest income on loans originated during the period. The increase in our other financial services segment was due to gains on equity securities during the quarter of $5.0 million compared to $2.3 million in the prior year quarter. During the three months ended June 30, 2020, we sold our portfolio of equity securities in light of recent market volatility. These proceeds remain invested in money market funds as of June 30, 2020.
For the six months ended June 30, 2020, our financial services pretax income decreased $1.7 million, or 6%, from the same period in the prior year. The decrease was due to our other financial services segment, which had $8.3 million of net losses on equity securities during the period as compared to $7.2 million of net gains for the same period in the prior year. This was largely offset by an increase in our mortgage operations pretax income of $14.5 million. Commentary on the drivers of the increase in pretax income in our mortgage operations segment is consistent with the 2020 second quarter discussion above.

The following table sets forth information for our mortgage operations segment relating to mortgage loans originated and capture rate.

	Three Months Ended		% or Percentage	Six Months Ended		% or Percentage
	June 30,			June 30,
	2020	2019	Change	2020	2019	Change

	(Dollars in thousands)
Total Originations (including transfer loans):
Loans	1,336	931	44%	2,365	1,714	38%
Principal	$497,566	$351,148	42%	$876,872	$636,674	38%
Capture Rate Data:
Capture rate as % of all homes delivered	69%	61%	8%	68%	60%	8%
Capture rate as % of all homes delivered (excludes cash sales)	72%	66%	6%	71%	64%	7%
Mortgage Loan Origination Product Mix:
FHA loans	21%	15%	6%	21%	16%	5%
Other government loans (VA & USDA)	21%	19%	2%	22%	19%	3%
Total government loans	42%	34%	8%	43%	35%	8%
Conventional loans	58%	66%	(8)%	57%	65%	(8)%
	100%	100%	—%	100%	100%	—%
Loan Type:
Fixed rate	100%	97%	3%	99%	97%	2%
ARM	—%	3%	(3)%	1%	3%	(67)%
Credit Quality:
Average FICO Score	737	742	(1)%	736	740	(1)%
Other Data:	`	`
Average Combined LTV ratio	84%	82%	(2)%	84%	81%	4%
Full documentation loans	100%	100%	—%	100%	100%	—%
Loans Sold to Third Parties:
Loans	1,229	929	32%	2,428	1,818	34%
Principal	$460,111	$350,010	31%	$898,213	$670,424	34%

Income Taxes
Our overall effective income tax rates were 24.4% for both the three and six months ended June 30, 2020 and 26.6% and 26.8% for the three and six months ended June 30, 2019, respectively. The rates for the three and six months ended June 30, 2020 resulted in income tax expense of $27.2 million and $39.0 million, respectively, compared to income tax expense of $19.7 million and $34.8 million for the three and six months ended June 30, 2019, respectively. The year-over-year decrease in our effective tax rate for the three and six months ended June 30, 2020 was primarily due to windfalls on our equity awards as well as energy tax credits that expired on December 31, 2017 and were retroactively extended by the Further Consolidated Appropriations Act, 2020 (H.R. 1865, PL 116-94) signed by the President on December 20, 2019.

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
Capital Resources
Our capital structure is primarily a combination of: (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our 5.500% senior notes due 2024, 3.850% senior notes due 2030 and our 6.000% senior notes due 2043; (3) our Revolving Credit Facility (defined below); and (4) our Mortgage Repurchase Facility (defined below). Because of our current balance of cash, cash equivalents, ability to access the capital markets, and available capacity under both our Revolving Credit Facility and Mortgage Repurchase Facility, we believe that our capital resources are adequate to satisfy our short and long-term capital requirements, including meeting future payments on our senior notes as they become due. See "Forward-Looking Statements" below.
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
The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of June 30, 2020.
We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At June 30, 2020 and December 31, 2019, there were $25.9 million and $23.5 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. At June 30, 2020 and December 31, 2019, we had $10.0 million and $15.0 million, respectively, outstanding under the Revolving Credit Facility. As of June 30, 2020, availability under the Revolving Credit Facility was approximately $964.1 million.
Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). Effective May 21, 2020, the Mortgage Repurchase Facility was amended to extend its termination date to May 20, 2021. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased on June 25, 2020 from $75 million to $150 million effective through July 23, 2020. The Mortgage Repurchase Facility also had a temporary increase in the maximum aggregate commitment from $75 million to $150 million on December 24, 2019 effective through January 22, 2020. At June 30, 2020 and December 31, 2019, HomeAmerican had $142.1 million and $149.6 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is based on a LIBOR rate or successor benchmark rate.
The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of June 30, 2020.

Dividends
During the three months ended June 30, 2020 and 2019, we paid dividends of $0.33 per share and $0.30 per share, respectively.
MDC Common Stock Repurchase Program
At June 30, 2020, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the three months ended June 30, 2020.
Consolidated Cash Flow
During both the six months ended June 30, 2020 and 2019, we generated $55.7 million of cash from operating activities. The most significant source of cash provided by operating activities in both periods was net income. Cash provided by the decrease in land and land under development for the six months ended June 30, 2020 and 2019, was $94.9 million and $24.4 million, respectively, as home starts following the spring selling season outnumbered lot acquisitions during the period. The level of lot acquisitions during the six months ended June 30, 2020 was further impacted by the pandemic. Cash provided from the sale of mortgage loans for the six months ended June 30, 2020 and 2019, was $23.5 million and $39.9 million, respectively, resulting from increased loan activity during the month of December. Cash used to increase housing completed or under construction for the six months ended June 30, 2020 and 2019 was $233.8 million and $118.5 million, respectively, as homes in inventory increased by nearly 750 during both periods. The amount of cash used to increase housing completed or under construction in both periods was also impacted by the construction status of those homes in inventory at both the beginning and end of the respective periods.
During the six months ended June 30, 2020, net cash provided by investing activities was $35.5 million compared with net cash used by investing activities of $13.9 million in the prior year period. This primarily relates to $48.5 million in net cash provided by the sale of marketable securities during the six months ended June 30, 2020. This was partially offset by cash used to purchase property and equipment, which remained consistent year-over-year.
During the six months ended June 30, 2020, net cash used in financing activities was $4.8 million compared with $52.1 million in the prior year period. The primary driver of this decrease in cash used in financing activities was due to net proceeds from the issuance of senior notes of $48.1 million during the six months ended June 30, 2020.
Off-Balance Sheet Arrangements
Lot Option Purchase Contracts. In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At June 30, 2020, we had deposits of $19.7 million in the form of cash and $8.4 million in the form of letters of credit that secured option contracts to purchase 7,327 lots for a total estimated purchase price of $514.5 million.
Surety Bonds and Letters of Credit. At June 30, 2020, we had outstanding surety bonds and letters of credit totaling $264.4 million and $87.9 million, respectively, including $62.0 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $89.7 million and $47.4 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have a cash and investment policy that enables us to achieve an appropriate investment return while preserving principal and managing risk. Under this policy, cash and cash equivalents may include U.S. government securities, commercial bank deposits, commercial paper, certificates of deposit, money market funds, and time deposits, with maturities of three months or less. Marketable securities under this policy may include holdings in U.S. government securities with a maturity of more than three months, equity securities and corporate debt securities.
The market value and/or income derived from equity securities may go up or down, sometimes rapidly or unpredictably. Equity securities may decline in value due to factors affecting equity securities markets generally, particular industries represented in those markets, or the issuer itself. The values of equity securities may decline due to general market conditions that are not specifically related to a particular company, such as real or perceived adverse economic conditions, changes in the general outlook for corporate earnings, changes in interest or currency rates or adverse investor sentiment generally. They may also decline due to factors that affect a particular industry or industries, such as labor shortages or increased production costs and competitive conditions within an industry. The value of equity securities may also decline for a number of other reasons that directly relate to the issuer, such as management performance, financial leverage, the issuer’s historical and prospective earnings, the value of its assets and reduced demand for its goods and services. Equity securities generally have greater price volatility than bonds and other debt securities.
As of June 30, 2020, our cash and cash equivalents included commercial bank deposits and money market funds.
We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments and debt. Derivative instruments utilized in the normal course of business by HomeAmerican include interest rate lock commitments and forward sales of mortgage-backed securities, which are used to manage the price risk on fluctuations in interest rates on our mortgage loans in inventory and interest rate lock commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed at June 30, 2020 had an aggregate principal balance of $233.0 million, all of which were under interest rate lock commitments at an average interest rate of 3.03%. In addition, HomeAmerican had mortgage loans held-for-sale with an aggregate principal balance of $166.4 million at June 30, 2020, of which $85.9 million had not yet been committed to a mortgage purchaser and had an average interest rate of 2.95%. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale which had not yet been committed to a mortgage purchaser, HomeAmerican had forward sales of securities totaling $205.5 million and $108.5 million at June 30, 2020 and December 31, 2019, respectively.

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
Item 4. Controls and Procedures
(a)Conclusion regarding the effectiveness of disclosure controls and procedures - An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision, and with the participation, of our management, including the Chief Executive Officer (principle executive officer) and the Chief Financial Officer (principal financial officer).  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
(a)Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Demand for our homes is dependent on a variety of macroeconomic factors, such as employment levels, availability of financing for homebuyers, interest rates, consumer confidence, wage growth, household formations, levels of new and existing homes for sale, cost of land, labor and construction materials, demographic trends and housing demand. These factors, in particular consumer confidence, can be significantly and adversely affected by a variety of factors beyond our control. In response to the pandemic, many state and local governments instituted restrictions that substantially limited the operations of non-essential businesses and the activities of individuals. While some of these restrictions have been eased, there is still significant uncertainty around the extent and duration of those still in place, the possibility for restrictions to be increased again in the future and the impact these restrictions will have on the U.S. economy and consumer confidence. The degree to which the pandemic will impact our financial results in the coming periods depends on future developments that are highly uncertain, including new information that may emerge concerning the severity of the pandemic, whether there are additional outbreaks of COVID-19 and the actions taken to contain or address the virus. If the pandemic continues to cause significant negative impacts to the U.S. economy and consumer confidence, our results of operations, financial condition and cash flows could be significantly and adversely impacted.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchase of common stock during the three months ended June 30, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number of Shares that may yet be Purchased under the Plan or Program (2)
April 1 to April 30, 2020	—	N/A	—	4,000,000
May 1 to May 31, 2020	256,623	$27.66	—	4,000,000
June 1 to June 30, 2020	—	N/A	—	4,000,000
(1) Represents shares of common stock withheld by us to cover withholding taxes due, at the election of certain holders of nonvested shares, with market value approximating the amount of withholding taxes due.
(2) We are authorized to repurchase up to 4,000,000 shares of our common stock. There were no shares of MDC common stock repurchased under this repurchase program during the three month period ended June 30, 2020.

Item 6. Exhibits

10.1
M.D.C. Holdings, Inc. 2020 Equity Plan for Non-Employee Directors (as amended and restated) (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 22, 2020). *

10.2	Form of Stock Option Agreement (2020 Equity Plan for Non-Employee Directors).
10.3	Form of Restricted Stock Award Agreement (2020 Equity Plan for Non-Employee Directors).
10.4
Fourth Amendment to Amended and Restated Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of May 21, 2020 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 22, 2020). *

22	Subsidiary Guarantors
31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019; and (v) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________________
*Incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 28, 2020	M.D.C. HOLDINGS, INC.
(Registrant)

By: /s/ Robert N. Martin
Robert N. Martin Senior Vice President, Chief Financial Officer and Principal Accounting Officer (principal financial officer and duly authorized officer)