Form 10-Q
period 2020-09-30
M.D.C. HOLDINGS, INC.
filed 2020-10-29
CIK 773141

City

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of October 27, 2020, 64,867,213 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTER ENDED September 30, 2020

(i)

PART I
ITEM 1.    Unaudited Consolidated Financial Statements
M.D.C. HOLDINGS, INC.
Consolidated Balance Sheets

	September 30, 2020	December 31, 2019

	(Dollars in thousands, except per share amounts)
ASSETS
Homebuilding:
Cash and cash equivalents	$432,277	$424,186
Restricted cash	19,732	14,279
Trade and other receivables	90,609	65,829
Inventories:
Housing completed or under construction	1,423,855	1,036,191
Land and land under development	1,221,854	1,330,384
Total inventories	2,645,709	2,366,575
Property and equipment, net	64,024	60,414
Deferred tax asset, net	13,297	21,768
Prepaid and other assets	78,421	78,358
Total homebuilding assets	3,344,069	3,031,409
Financial Services:
Cash and cash equivalents	70,435	35,747
Marketable securities	—	56,747
Mortgage loans held-for-sale, net	160,506	197,021
Other assets	37,764	17,432
Total financial services assets	268,705	306,947
Total Assets	$3,612,774	$3,338,356
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$103,260	$87,364
Accrued and other liabilities	259,261	245,940
Revolving credit facility	10,000	15,000
Senior notes, net	1,037,225	989,422
Total homebuilding liabilities	1,409,746	1,337,726
Financial Services:
Accounts payable and accrued liabilities	84,168	68,529
Mortgage repurchase facility	130,861	149,616
Total financial services liabilities	215,029	218,145
Total Liabilities	1,624,775	1,555,871
Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized; 64,865,577 and 62,574,961 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	649	626
Additional paid-in-capital	1,397,220	1,348,733
Retained earnings	590,130	433,126
Total Stockholders' Equity	1,987,999	1,782,485
Total Liabilities and Stockholders' Equity	$3,612,774	$3,338,356
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$1,000,549	$750,274	$2,584,392	$2,130,396
Home cost of sales	(795,172)	(609,316)	(2,061,608)	(1,724,040)
Inventory impairments	—	—	—	(610)
Total cost of sales	(795,172)	(609,316)	(2,061,608)	(1,724,650)
Gross profit	205,377	140,958	522,784	405,746
Selling, general and administrative expenses	(103,632)	(92,716)	(285,269)	(257,689)
Interest and other income	756	2,336	3,365	7,491
Other expense	(851)	(1,887)	(4,640)	(4,188)
Homebuilding pretax income	101,650	48,691	236,240	151,360

Financial Services:
Revenues	36,803	22,388	91,653	58,389
Expenses	(13,294)	(10,352)	(36,401)	(28,883)
Other income (expense), net	859	2,079	(5,274)	11,877
Financial services pretax income	24,368	14,115	49,978	41,383

Income before income taxes	126,018	62,806	286,218	192,743
Provision for income taxes	(27,080)	(12,226)	(66,124)	(47,020)
Net income	$98,938	$50,580	$220,094	$145,723

Comprehensive income	$98,938	$50,580	$220,094	$145,723

Earnings per share:
Basic	$1.54	$0.81	$3.46	$2.36
Diluted	$1.49	$0.79	$3.37	$2.29

Weighted average common shares outstanding:
Basic	63,868,486	61,978,195	63,129,077	61,422,925
Diluted	65,824,910	63,968,215	64,969,855	63,360,535

Dividends declared per share	$0.33	$0.30	$0.99	$0.90
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except share amounts)

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2019	62,574,961	$626	$1,348,733	$433,126	$1,782,485
Cumulative effect of newly adopted accounting standards (Note 2)	—	—	—	(34)	(34)
Balance at January 1, 2020	62,574,961	626	1,348,733	433,092	1,782,451
Net Income	—	—	—	36,760	36,760
Shares issued under stock-based compensation programs, net	477,582	5	8,189	—	8,194
Cash dividends declared	—	—	—	(20,768)	(20,768)
Stock-based compensation expense	—	—	4,440	—	4,440
Forfeiture of restricted stock	(48)	—	—	—	—
Balance at March 31, 2020	63,052,495	$631	$1,361,362	$449,084	$1,811,077
Net Income	—	—	—	84,396	84,396
Shares issued under stock-based compensation programs, net	334,178	3	(6,865)	—	(6,862)
Cash dividends declared	—	—	—	(20,914)	(20,914)
Stock-based compensation expense	—	—	5,488	—	5,488
Forfeiture of restricted stock	(1,807)	—	—	—	—
Balance at June 30, 2020	63,384,866	$634	$1,359,985	$512,566	$1,873,185
Net Income	—	—	—	98,938	98,938
Shares issued under stock-based compensation programs, net	1,480,711	15	28,627	—	28,642
Cash dividends declared	—	—	—	(21,374)	(21,374)
Stock-based compensation expense	—	—	8,608	—	8,608
Balance at September 30, 2020	64,865,577	$649	$1,397,220	$590,130	$1,987,999
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except share amounts)

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2018	56,615,352	$566	$1,168,442	$406,992	$1,576,000
Cumulative effect of newly adopted accounting standards	—	—	—	(67)	(67)
Balance at January 1, 2019	56,615,352	566	1,168,442	406,925	1,575,933
Net Income	—	—	—	40,550	40,550
Shares issued under stock-based compensation programs, net	372,344	4	7,083	—	7,087
Cash dividends declared	—	—	—	(17,019)	(17,019)
Stock dividend declared	4,534,908	45	138,950	(139,091)	(96)
Stock-based compensation expense	—	—	4,251	—	4,251
Forfeiture of restricted stock	(1,714)	—	—	—	—
Balance at March 31, 2019	61,520,890	$615	$1,318,726	$291,365	$1,610,706
Net Income	—	—	—	54,593	54,593
Shares issued under stock-based compensation programs, net	405,094	4	10,237	—	10,241
Cash dividends declared	—	—	—	(18,521)	(18,521)
Stock-based compensation expense	—	—	4,132	—	4,132
Forfeiture of restricted stock	(3,578)	—	—	—	—
Balance at June 30, 2019	61,922,406	$619	$1,333,095	$327,437	$1,661,151
Net Income	—	—	—	50,580	50,580
Shares issued under stock-based compensation programs, net	674,984	7	(1,030)	—	(1,023)
Cash dividends declared	—	—	—	(18,700)	(18,700)
Stock-based compensation expense	—	—	9,793	—	9,793
Balance at September 30, 2019	62,597,390	$626	$1,341,858	$359,317	$1,701,801
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2020	2019

	(Dollars in thousands)
Operating Activities:
Net income	$220,094	$145,723
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	18,536	18,178
Depreciation and amortization	18,881	15,478
Inventory impairments	—	610
Net (gain) loss on marketable equity securities	8,285	(7,934)
Deferred income tax expense	8,493	9,488
Net changes in assets and liabilities:
Trade and other receivables	(17,512)	(4,682)
Mortgage loans held-for-sale, net	36,515	32,191
Housing completed or under construction	(387,269)	(251,749)
Land and land under development	108,710	(10,461)
Prepaid and other assets	(20,314)	(3,889)
Accounts payable and accrued and other liabilities	35,023	23,929
Net cash provided by (used in) operating activities	29,442	(33,118)

Investing Activities:
Purchases of marketable securities	(10,804)	(10,340)
Sales of marketable securities	59,266	6,277
Purchases of property and equipment	(20,885)	(20,128)
Net cash provided by (used in) investing activities	27,577	(24,191)

Financing Activities:
Payments on mortgage repurchase facility, net	(18,755)	(26,344)
Payments on homebuilding line of credit, net	(5,000)	—
Repayment of senior notes	(250,000)	—
Proceeds from issuance of senior notes	298,050	—
Dividend payments	(63,056)	(54,337)
Issuance of shares under stock-based compensation programs, net	29,974	16,304
Net cash used in financing activities	(8,787)	(64,377)

Net increase (decrease) in cash, cash equivalents and restricted cash	48,232	(121,686)
Cash, cash equivalents and restricted cash:
Beginning of period	474,212	470,139
End of period	$522,444	$348,453

Reconciliation of cash, cash equivalents and restricted cash:
Homebuilding:
Cash and cash equivalents	$432,277	$285,338
Restricted cash	19,732	16,325
Financial Services:
Cash and cash equivalents	70,435	46,790
Total cash, cash equivalents and restricted cash	$522,444	$348,453
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

1.    Basis of Presentation
The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. ("MDC," “the Company," “we,” “us,” or “our,” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at September 30, 2020 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2019.
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
On a periodic basis, we assess our Corporate cost allocation estimates. Our most recent assessment resulted in increases in Corporate cost allocations to both our homebuilding and financial services segments beginning January 1, 2020, to reflect the use of centralized administrative functions. Applying the most recent cost allocation estimate to the three and nine months ended September 30, 2019 would have resulted in decreased pretax income for our homebuilding segments of approximately $2.8 million and $8.2 million, respectively, and decreased pretax income for our financial services segments of approximately $0.4 million and $1.2 million, respectively, with corresponding increases in our Corporate segment pretax income. Additionally, beginning January 1, 2020, we have reflected the expense associated with all homebuilding employee bonuses in the respective homebuilding segment to which the employee reports, consistent with how the CODM is now evaluating homebuilding division performance and making operating decisions. Had these bonuses been reflected in a similar manner during the three and nine months ended September 30, 2019, pretax income for our homebuilding segments would have decreased by an additional $3.5 million and $9.5 million, respectively, with a corresponding increase in our Corporate segment pretax income.
The following table summarizes revenues for our homebuilding and financial services operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(Dollars in thousands)
Homebuilding
West	$552,319	$410,414	$1,447,934	$1,164,502
Mountain	347,095	263,802	886,619	760,470
East	101,135	76,058	249,839	205,424
Total homebuilding revenues	$1,000,549	$750,274	$2,584,392	$2,130,396

Financial Services
Mortgage operations	$28,548	$14,395	$67,536	$36,258
Other	8,255	7,993	24,117	22,131
Total financial services revenues	$36,803	$22,388	$91,653	$58,389

The following table summarizes pretax income (loss) for our homebuilding and financial services operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(Dollars in thousands)
Homebuilding
West	$59,120	$34,898	$144,441	$103,448
Mountain	48,053	31,391	111,372	89,077
East	6,020	2,136	9,993	5,761
Corporate	(11,543)	(19,734)	(29,566)	(46,926)
Total homebuilding pretax income	$101,650	$48,691	$236,240	$151,360
Financial Services
Mortgage operations	$20,809	$8,468	$46,558	$19,700
Other	3,559	5,647	3,420	21,683
Total financial services pretax income	$24,368	$14,115	$49,978	$41,383

Total pretax income	$126,018	$62,806	$286,218	$192,743
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

	September 30, 2020	December 31, 2019

	(Dollars in thousands)
Homebuilding assets
West	$1,660,583	$1,461,645
Mountain	927,730	869,665
East	248,028	194,592
Corporate	507,728	505,507
Total homebuilding assets	$3,344,069	$3,031,409
Financial services assets
Mortgage operations	$196,258	$209,946
Other	72,447	97,001
Total financial services assets	$268,705	$306,947

Total assets	$3,612,774	$3,338,356

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(Dollars in thousands, except per share amounts)
Numerator
Net income	$98,938	$50,580	$220,094	$145,723
Less: distributed earnings allocated to participating securities	(148)	(122)	(404)	(343)
Less: undistributed earnings allocated to participating securities	(502)	(202)	(952)	(554)
Net income attributable to common stockholders (numerator for basic earnings per share)	98,288	50,256	218,738	144,826
Add back: undistributed earnings allocated to participating securities	502	202	952	554
Less: undistributed earnings reallocated to participating securities	(488)	(195)	(929)	(540)
Numerator for diluted earnings per share under two class method	$98,302	$50,263	$218,761	$144,840

Denominator
Weighted-average common shares outstanding	63,868,486	61,978,195	63,129,077	61,422,925
Add: dilutive effect of stock options	1,810,624	1,990,020	1,599,722	1,570,194
Add: dilutive effect of performance share units	145,800	—	241,056	367,416
Denominator for diluted earnings per share under two class method	65,824,910	63,968,215	64,969,855	63,360,535

Basic Earnings Per Common Share	$1.54	$0.81	$3.46	$2.36
Diluted Earnings Per Common Share	$1.49	$0.79	$3.37	$2.29
Diluted EPS for the three and nine months ended September 30, 2020 excluded options to purchase zero and 0.8 million shares of common stock, respectively, because the effect of their inclusion would be anti-dilutive. For the same periods in 2019, diluted EPS excluded options to purchase 0.4 million and 0.4 million shares, respectively.

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
The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis:

		Fair Value
Financial Instrument	Hierarchy	September 30, 2020	December 31, 2019

		(Dollars in thousands)
Marketable securities
Equity securities	Level 1	$—	$56,747

Mortgage loans held-for-sale, net	Level 2	$160,506	$197,021
The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of September 30, 2020 and December 31, 2019.
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
The following table reconciles the net gain recognized during the three and nine months ended September 30, 2020 and 2019 on equity securities to the unrealized gain recognized during the periods on equity securities still held at the reporting date.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(Dollars in thousands)
Net gain (loss) recognized during the period on equity securities	$—	$767	$(8,285)	$7,934
Less: Net gain (loss) recognized during the period on equity securities sold during the period	—	299	(8,285)	536
Unrealized gain recognized during the reporting period on equity securities still held at the reporting date	$—	$468	$—	$7,398
Mortgage loans held-for-sale, net.  Our mortgage loans held-for-sale, which are measured at fair value on a recurring basis, include (1) mortgage loans held-for-sale that are under commitments to sell and (2) mortgage loans held-for-sale that are not under commitments to sell. At September 30, 2020 and December 31, 2019, we had $105.5 million and $136.8 million, respectively, of mortgage loans held-for-sale under commitments to sell. The fair value for those loans was based on quoted market prices for those mortgage loans, which are Level 2 fair value inputs. At September 30, 2020 and December 31, 2019, we had $55.0 million and $60.2 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input.
Gains on sales of mortgage loans, net, are included as a component of revenues in the financial services section of our consolidated statements of operations and comprehensive income. For the three and nine months ended September 30, 2020, we recorded net gains on the sales of mortgage loans of $26.8 million and $64.3 million, respectively, compared to $14.6 million and $38.9 million for the same periods in the prior year, respectively.

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

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in thousands)
$250 million 5.625% Senior Notes due February 2020, net	$—	$—	$249,909	$250,400
$250 million 5.500% Senior Notes due January 2024, net	249,174	270,388	249,005	272,083
$300 million 3.850% Senior Notes due January 2030, net	297,400	313,505	—	—
$500 million 6.000% Senior Notes due January 2043, net	490,651	605,125	490,508	528,542
Total	$1,037,225	$1,189,018	$989,422	$1,051,025

6.    Inventories
The following table sets forth, by reportable segment, information relating to our homebuilding inventories:

	September 30, 2020	December 31, 2019

	(Dollars in thousands)
Housing completed or under construction:
West	$844,264	$589,040
Mountain	463,690	358,370
East	115,901	88,781
Subtotal	1,423,855	1,036,191
Land and land under development:
West	698,099	772,189
Mountain	412,299	468,718
East	111,456	89,477
Subtotal	1,221,854	1,330,384
Total inventories	$2,645,709	$2,366,575
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
Impairments of homebuilding inventory by segment for the three and nine months ended September 30, 2020 and 2019 are shown in the table below.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(Dollars in thousands)
Homebuilding interest incurred	$14,799	$15,879	$46,427	$47,890
Less: Interest capitalized	(14,799)	(15,879)	(46,427)	(47,890)
Homebuilding interest expensed	$—	$—	$—	$—

Interest capitalized, beginning of period	$56,929	$58,193	$55,310	$54,845
Plus: Interest capitalized during period	14,799	15,879	46,427	47,890
Less: Previously capitalized interest included in home cost of sales	(16,511)	(14,451)	(46,520)	(43,114)
Interest capitalized, end of period	$55,217	$59,621	$55,217	$59,621

8.    Leases
We lease certain property, land and equipment, the majority of which comprise property related leases to provide office space where we operate our business. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term.
Our property related leases typically have terms of between three and five years, with the exception of the lease governing the Company’s headquarters. All of our property related leases are classified as operating leases. These leases do not contain any residual value guarantees or restrictive covenants and do not include variable lease payments, except for the payment of common area maintenance and real estate taxes. Many of our property related leases give us the option to extend the lease term for a period of time, generally consistent with the initial lease term. These options are excluded from our calculation of the right-of-use asset and lease liability until such time as we determine it is reasonably certain that the option will be exercised.
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
Operating lease expense is included as a component of selling, general and administrative expenses in the homebuilding and expenses in the financial services sections of our consolidated statements of operations and comprehensive income, respectively. Components of operating lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(Dollars in thousands)
Operating lease cost [1]	$2,083	$1,841	$6,249	$5,811
Less: Sublease income (Note 19)	(38)	(37)	(114)	(112)
Net lease cost	$2,045	$1,804	$6,135	$5,699
1Includes variable lease costs, which are immaterial.

Supplemental cash flow information related to leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,792	$1,834	$5,439	$5,397
Leased assets obtained in exchange for new operating lease liabilities	$—	$646	$4,050	$2,676
Weighted-average remaining lease term and discount rate for operating leases were as follows:

September 30, 2020
Weighted-average remaining lease term (in years)	5.6
Weighted-average discount rate	5.5%
Maturities of operating lease liabilities were as follows:

Year Ended December 31,
(Dollars in thousands)
2020 (excluding the nine months ended September 30, 2020)	$1,343
2021	7,421
2022	7,115
2023	6,203
2024	5,607
Thereafter	10,096
Total operating lease payments	$37,785

Less: Interest	5,290
Present value of operating lease liabilities [1]	$32,495
_______________________________________________________________

1Homebuilding and financial services operating lease liabilities of $31.6 million and $0.9 million, respectively, are included as a component of accrued and other liabilities and accounts payable and accrued liabilities, respectively, in the homebuilding and financial services section of our consolidated balance sheet at September 30, 2020.
9.    Homebuilding Prepaid and Other Assets
The following table sets forth the components of homebuilding prepaid and other assets:

	September 30, 2020	December 31, 2019

	(Dollars in thousands)
Operating lease right-of-use asset (Note 8)	$30,653	$30,277
Land option deposits	25,925	27,361
Prepaid expenses	10,070	7,294
Goodwill	6,008	6,008
Deferred debt issuance costs on revolving credit facility, net	4,980	6,130
Other	785	1,288
Total prepaid and other assets	$78,421	$78,358

10.    Homebuilding Accrued and Other Liabilities and Financial Services Accounts Payable and Accrued Liabilities
The following table sets forth information relating to homebuilding accrued and other liabilities:

	September 30, 2020	December 31, 2019

	(Dollars in thousands)
Customer and escrow deposits	$59,468	$39,001
Warranty accrual	32,097	31,386
Accrued compensation and related expenses	48,226	45,003
Lease liability (Note 8)	31,637	30,830
Accrued interest	13,825	27,734
Construction defect claim reserves	8,479	8,196
Land development and home construction accruals	8,630	9,750
Other accrued liabilities	56,899	54,040
Total accrued and other liabilities	$259,261	$245,940
The following table sets forth information relating to financial services accounts payable and accrued liabilities:

	September 30, 2020	December 31, 2019

	(Dollars in thousands)
Insurance reserves	$58,601	$52,219
Accounts payable and other accrued liabilities	25,567	16,310
Total accounts payable and accrued liabilities	$84,168	$68,529

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
The table set forth below summarizes accrual, adjustment and payment activity related to our warranty accrual for the three and nine months ended September 30, 2020 and 2019. The warranty accrual increased due to the increase in the number of home closings, which was partially offset during the nine months ended September 30, 2020 by adjustments to our per home warranty accrual rate due to lower than expected general warranty related expenditures in certain close of escrow years.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(Dollars in thousands)
Balance at beginning of period	$30,458	$29,349	$31,386	$28,262
Expense provisions	4,493	3,557	11,595	10,642
Cash payments	(2,683)	(3,425)	(8,713)	(8,894)
Adjustments	(171)	389	(2,171)	(140)
Balance at end of period	$32,097	$29,870	$32,097	$29,870

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
The table set forth below summarizes our insurance and construction defect claim reserves activity for the three and nine months ended September 30, 2020 and 2019. These reserves are included as a component of accounts payable and accrued liabilities and accrued and other liabilities in the financial services and homebuilding sections, respectively, of the consolidated balance sheets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(Dollars in thousands)
Balance at beginning of period	$63,881	$56,817	$60,415	$55,308
Expense provisions	4,058	3,102	10,562	8,312
Cash payments, net of recoveries	(859)	(2,614)	(3,897)	(6,315)
Balance at end of period	$67,080	$57,305	$67,080	$57,305
In the ordinary course of business, we make payments from our insurance and construction defect claim reserves to settle litigation claims arising from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the three and nine months ended September 30, 2020 and 2019 are not necessarily indicative of what future cash payments will be for subsequent periods.
13.    Income Taxes

Our overall effective income tax rates were 21.5% and 23.1% for the three and nine months ended September 30, 2020 and 19.5% and 24.4% for the three and nine months ended September 30, 2019, respectively. The rates for the three and nine months ended September 30, 2020 resulted in income tax expense of $27.1 million and $66.1 million, respectively, compared to income tax expense of $12.2 million and $47.0 million for the three and nine months ended September 30, 2019, respectively. The year-over-year increase in our effective tax rate for the three months ended September 30, 2020 was primarily due to changes in the estimated amount of energy tax credits to be received. The year-over-year decrease in our effective tax rate for the nine months ended September 30, 2020 was primarily due to tax windfalls recognized upon the vesting and exercise of equity awards.

14.    Senior Notes
The carrying values of our senior notes as of September 30, 2020 and December 31, 2019, net of any unamortized debt issuance costs or discount, were as follows:

	September 30, 2020	December 31, 2019

	(Dollars in thousands)
5.625% Senior Notes due February 2020, net	$—	$249,909
5.500% Senior Notes due January 2024, net	249,174	249,005
3.850% Senior Notes due January 2030, net	297,400	—
6.000% Senior Notes due January 2043, net	490,651	490,508
Total	$1,037,225	$989,422
Our senior notes are not secured and, while the senior note indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries.
15.    Stock-Based Compensation
We account for share-based awards in accordance with ASC Topic 718 Compensation–Stock Compensation (“ASC 718”), which requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period. Stock-based compensation awards are valued at fair value on the date of grant. The following table sets forth share-based award expense activity for the three and nine months ended September 30, 2020 and 2019, which is included as a component of selling general and administrative expenses and expenses in the homebuilding and financial services sections of our consolidated statements of operations and comprehensive income, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(Dollars in thousands)
Stock option grants expense	$814	$429	$2,026	$929
Restricted stock awards expense	2,271	1,391	4,841	2,979
Performance share units expense	5,523	7,975	11,669	14,270
Total stock-based compensation	$8,608	$9,795	$18,536	$18,178
On August 20, 2020, August 5, 2019, May 23, 2018, June 20, 2017 and July 25, 2016, the Company granted long term performance share unit awards (“PSUs”) to each of the CEO, the COO, and the Chief Financial Officer (“CFO”) under the Company’s 2011 Equity Incentive Plan. The PSUs are earned based upon the Company’s performance over a period of three years (the “Performance Period”), measured by increasing home sale revenues over a “Base Period.” Each award is conditioned upon the Company achieving an average gross margin from home sales (excluding impairments) of at least fifteen percent (15%) over the Performance Period. Target goals will be earned if the Company’s three year average home sale revenues over the Performance Period (“Performance Revenues”) exceed the home sale revenues over the Base Period (“Base Revenues”) by at least 10% but less than 20%. If Performance Revenues exceed the Base Revenues by at least 5% but less than 10%, 50% of the Target Goals will be earned (“Threshold Goals”). If Performance Revenues exceed the Base Revenues by at least 20%, 200% of the Target Goals will be earned (“Maximum Goals”).  For the PSUs granted in 2017, 2018, 2019 and 2020, the number of PSUs earned shall be adjusted to be proportional to the partial performance between the Threshold Goals, Target Goals and Maximum Goals. Details for each defined term above for each grant has been provided in the table below.

				Threshold Goal		Target Goal		Maximum Goal			Maximum Potential Expense to be Recognized *	Maximum Remaining Expense to be Recognized *
Date of Award	Performance Period	Base Period	Base Period Revenues	PSUs	Home Sale Revenues	PSUs	Home Sale Revenues	PSUs	Home Sale Revenues	Fair Value per Share
Jul 25, 2016	July 1, 2016 - June 30, 2019	July 1, 2015 - June 30, 2016	$1.975 billion	137,781	$2.074 billion	275,562	$2.173 billion	551,124	$2.370 billion	$19.66	$10,834	$—

Jun 20, 2017	April 1, 2017 - March 31, 2020	April 1, 2016 - March 31, 2017	$2.426 billion	144,342	$2.547 billion	288,684	$2.669 billion	577,368	$2.911 billion	$27.83	$16,070	$—

May 23, 2018	April 1, 2018 - March 31, 2021	April 1, 2017 - March 31, 2018	$2.543 billion	145,800	$2.670 billion	291,600	$2.797 billion	583,200	$3.052 billion	$25.57	$14,915	$2,615

Aug 5, 2019	January 1, 2019 - December 31, 2021	January 1, 2018 - December 31, 2018	$2.982 billion	135,000	$3.131 billion	270,000	$3.280 billion	540,000	$3.578 billion	$32.60	$17,604	$13,391

Aug 20, 2020	January 1, 2020 - December 31, 2022	January 1, 2019 - December 31, 2019	$3.205 billion	135,000	$3.366 billion	270,000	$3.526 billion	540,000	$3.846 billion	$41.89	$22,618	$22,618
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
2016 PSU Grants. The 2016 PSU awards vested on August 7, 2019 at the Maximum Goal following the achievement of the Maximum Goals and certification by the Compensation Committee that the Maximum Goals had been achieved. For the nine months ended September 30, 2019, the Company recorded share-based award expense of $1.8 million related to these awards.
2017 PSU Grants. The 2017 PSU awards vested on May 5, 2020 at the Maximum Goal following the achievement of the Maximum Goals and certification by the Compensation Committee that the Maximum Goals had been achieved. For the nine months ended September 30, 2020, the Company recorded share-based award expense of $1.4 million related to these awards. For the three and nine months ended September 30, 2019, the Company recorded share-based award expense of $5.5 million and $10.0 million, respectively, related to these awards.
2018 PSU Grants. As of September 30, 2020, the Company determined that achievement of the Maximum Goals for these awards was probable and, as such, the Company recorded share-based award expense related to the awards of $1.3 million and $6.0 million, respectively, for the three and nine months ended September 30, 2020. As of September 30, 2019, the Company determined that achievement between the Threshold and Target Goals for these awards was probable and as such, the Company recorded share-based award expense related to the awards of $2.5 million for both the three and nine months ended September 30, 2019.
2019 PSU Grants. As of September 30, 2020, the Company determined that achievement of the Target Goals for these awards was probable and as such, the Company recorded share-based award expense related to the awards of $4.2 million for both the three and nine months ended September 30, 2020. As of September 30, 2019, the Company concluded that achievement of any of the performance metrics had not met the level of probability required to record compensation expense and as such, no expense related to these awards had been recognized.
2020 PSU Grants. For the PSUs granted in August of 2020, the Company concluded that achievement of any of the performance metrics has not met the level of probability required to record compensation expense and, as such, no expense related to these awards has been recognized as of September 30, 2020.

16.    Commitments and Contingencies
Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At September 30, 2020, we had outstanding surety bonds and letters of credit totaling $256.3 million and $126.3 million, respectively, including $100.9 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $96.0 million and $82.5 million, respectively. All letters of credit as of September 30, 2020, excluding those issued by HomeAmerican, were issued under our unsecured revolving credit facility (see Note 18 for further discussion of the revolving credit facility). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.
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
Lot Option Contracts. In the ordinary course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allow us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, and minimizes the amount of land inventories on our consolidated balance sheets. In certain cases, these contracts will be settled shortly following the end of the period. Our obligation with respect to Option Contracts is generally limited to forfeiture of the related deposits. At September 30, 2020, we had cash deposits and letters of credit totaling $22.1 million and $7.6 million, respectively, at risk associated with the option to purchase 7,757 lots.

Coronavirus/COVID-19 Pandemic. In response to the pandemic, many state and local governments instituted restrictions that substantially limited the operations of non-essential businesses and the activities of individuals. While some of these restrictions have been eased, there is still significant uncertainty around the extent and duration of those still in place and the possibility for restrictions to be increased again in the future. We continue to construct, market and sell homes in all markets in which we operate, but increased restrictions could have a negative impact on traffic at our sales centers and model homes, cancellation rates and our ability to physically construct homes. While the extent to which the pandemic will impact our financial results in the coming periods depends on future developments, including whether there are additional outbreaks of COVID-19 and the actions taken to contain or address the virus, the pandemic and its associated impact on the U.S. economy and consumer confidence could have a material impact to the Company’s future results of operations, financial condition and cash flows.

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
At September 30, 2020, we had interest rate lock commitments with an aggregate principal balance of $254.7 million. Additionally, we had $53.0 million of mortgage loans held-for-sale at September 30, 2020 that had not yet been committed to a mortgage purchaser. In order to hedge the changes in fair value of our interest rate lock commitments and mortgage loans held-for-sale that had not yet been committed to a mortgage purchaser, we had forward sales of securities totaling $201.0 million at September 30, 2020.
For the three and nine months ended September 30, 2020, we recorded net gains on derivatives of $1.6 million and $4.9 million, respectively, in revenues in the financial services section of our consolidated statements of operations and comprehensive income, compared to net gains of $0.5 million and $1.9 million for the same periods in 2019.
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
The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of September 30, 2020.
We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At September 30, 2020 and December 31, 2019, there were $25.4 million and $23.5 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. At September 30, 2020 and December 31, 2019, we had $10.0 million and $15.0 million, respectively, outstanding under the Revolving Credit Facility. As of September 30, 2020, availability under the Revolving Credit Facility was approximately $964.6 million.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The Mortgage Repurchase Facility terminates on May 20, 2021. Effective September 24, 2020, the Mortgage Repurchase Facility was amended to adjust the commitments to purchase for specific time periods and increase the Adjusted Tangible Net Worth Ratio from 8.0 to 1.0 to 10.0 to 1.0. As part of the amendment, the commitments to purchase were increased to $100 million for the periods September 24, 2020 through October 23, 2020 and March 25, 2021 through April 23, 2021 and $200 million for the period December 22, 2020 through February 4, 2021.

The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased by $50 million on September 28, 2020 effective through October 27, 2020. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased by $75 million on December 24, 2019 effective through January 22, 2020, which increased the maximum aggregate commitment from $75 million to $150 million. At September 30, 2020 and December 31, 2019 HomeAmerican had $130.9 million and $149.6 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is based on a LIBOR rate or successor benchmark rate.
The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of September 30, 2020.
19.    Related Party Transactions
We contributed $1.5 million in cash to the MDC/Richmond American Homes Foundation (the “Foundation”) during the nine months ended September 30, 2020. The Foundation is a non-profit organization operated exclusively for charitable, educational and other purposes beneficial to social welfare within the meaning of Section 501(c)(3) of the Internal Revenue Code. The following Directors and/or officers of the Company served as directors of the Foundation at September 30, 2020, all of whom serve without compensation:

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
As the combined assets, liabilities and results of operations of M.D.C. Holdings, Inc. and the Guarantor Subsidiaries (the “Obligor Group”) are not materially different from those in the homebuilding section of our consolidated balance sheets and consolidated statements of operations and comprehensive income, separate summarized financial information of the Obligor Group has not been included. As of September 30, 2020 and December 31, 2019, amounts due to non-guarantor subsidiaries from the Obligor Group totaled $65.9 million and $24.2 million, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$1,000,549	$750,274	$2,584,392	$2,130,396
Home cost of sales	(795,172)	(609,316)	(2,061,608)	(1,724,040)
Inventory impairments	—	—	—	(610)
Total cost of sales	(795,172)	(609,316)	(2,061,608)	(1,724,650)
Gross profit	205,377	140,958	522,784	405,746
Gross margin	20.5%	18.8%	20.2%	19.0%
Selling, general and administrative expenses	(103,632)	(92,716)	(285,269)	(257,689)
Interest and other income	756	2,336	3,365	7,491
Other expense	(851)	(1,887)	(4,640)	(4,188)
Homebuilding pretax income	101,650	48,691	236,240	151,360
Financial Services:
Revenues	36,803	22,388	91,653	58,389
Expenses	(13,294)	(10,352)	(36,401)	(28,883)
Other income (expense), net	859	2,079	(5,274)	11,877
Financial services pretax income	24,368	14,115	49,978	41,383
Income before income taxes	126,018	62,806	286,218	192,743
Provision for income taxes	(27,080)	(12,226)	(66,124)	(47,020)
Net income	$98,938	$50,580	$220,094	$145,723

Earnings per share:
Basic	$1.54	$0.81	$3.46	$2.36
Diluted	$1.49	$0.79	$3.37	$2.29

Weighted average common shares outstanding:
Basic	63,868,486	61,978,195	63,129,077	61,422,925
Diluted	65,824,910	63,968,215	64,969,855	63,360,535

Dividends declared per share	$0.33	$0.30	$0.99	$0.90

Cash provided by (used in):
Operating Activities	$(26,262)	$(88,783)	$29,442	$(33,118)
Investing Activities	$(7,917)	$(10,272)	$27,577	$(24,191)
Financing Activities	$(3,965)	$(12,293)	$(8,787)	$(64,377)

Overview
Industry Conditions and Outlook for MDC*

Earlier this year, COVID-19 dampened the outlook for homebuilding, given a significant drop in both consumer confidence and employment levels. However, the demand for new homes surged during the third quarter, driven by low interest rates, a renewed focus on homeownership, and low home inventory levels. We believe that this potentially is the beginning of a period of growth for the homebuilding industry, with homeownership becoming more important due to the increased prominence of remote work and school options and with many consumers migrating away from high cost, densely populated urban areas. While we have seen an increase in certain building costs, most notably lumber, as a result of the pandemic, we have been successful to this point in recouping these increased costs through home price increases.

The dollar value of our homes in backlog was $3.1 billion as of September 30, 2020, which was a 47% increase from the prior year. The higher backlog not only puts us in a position for a strong end to 2020, but also provides us with the opportunity for significant year-over-year increases in home sale revenues and pretax income to start 2021. We are planning to grow community count in 2021, and, to that end, we acquired 3,555 lots during the third quarter, representing a 63% increase over the prior year period. Our liquidity to end the 2020 third quarter was $1.5 billion, which we believe provides us with sufficient resources to fund our continued growth. However, even as we plan for growth, we continue to closely monitor developments related to COVID-19 and the upcoming election cycle, which are highly uncertain and could adversely impact our operations and financial results in future periods.
Three Months Ended September 30, 2020
For the three months ended September 30, 2020, our net income was $98.9 million, or $1.49 per diluted share, a 96% increase compared to net income of $50.6 million, or $0.79 per diluted share, for the same period in the prior year. Both our homebuilding and financial services businesses contributed to these year-over-year improvements, as pretax income from our homebuilding operations increased $53.0 million, or 109%, and our financial services pretax income increased $10.3 million, or 73%. The increase in homebuilding pretax income was the result of a 33% increase in home sale revenues and a 370 basis point increase in our operating margin. The increase in operating margin is the result of our improved pricing over the last twelve months as well as better operating leverage as we continue to grow our homebuilding operations. The increase in financial services pretax income was due to our mortgage business, which experienced a higher interest rate lock volume, an increase in the number of mortgages we originated as a percentage of our total homes delivered ("Capture Rate"), and an increase in net interest income on loans originated during the quarter.
The dollar value of our net new home orders increased 89% from the prior year period, due to a 73% increase in the number of net new orders and a 10% increase in the average selling price of those orders. The increase in the number of net new orders was due to an increase in the monthly sales absorption rate driven by strong demand during the quarter as noted above. The increase in the average selling price was the result of price increases implemented over the past twelve months as well as a shift in geographical mix to some higher priced markets.
Nine Months Ended September 30, 2020
For the nine months ended September 30, 2020, our net income was $220.1 million, or $3.37 per diluted share, a 51% increase compared to net income of $145.7 million, or $2.29 per diluted share, for the same period in the prior year. Similar to the third quarter commentary above, the increase was driven by an $84.9 million increase in homebuilding pretax income and a $26.9 million increase in mortgage operations pretax income. These increases were partially offset by a net loss on equity securities of $8.3 million during the nine months ended September 30, 2020, as compared to a net gain of $7.9 million for the prior year period.
* See "Forward-Looking Statements" below.

Homebuilding
Pretax Income:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%

	(Dollars in thousands)
West	$59,120	$34,898	$24,222	69%	$144,441	$103,448	$40,993	40%
Mountain	48,053	31,391	16,662	53%	111,372	89,077	22,295	25%
East	6,020	2,136	3,884	182%	9,993	5,761	4,232	73%
Corporate	(11,543)	(19,734)	8,191	42%	(29,566)	(46,926)	17,360	37%
Total Homebuilding pretax income	$101,650	$48,691	$52,959	109%	$236,240	$151,360	$84,880	56%
For the three months ended September 30, 2020, we recorded homebuilding pretax income of $101.7 million, an increase of 109% from $48.7 million for the same period in the prior year. The increase was due to a 33% increase in home sale revenues, a 170 basis point increase in our gross margin from home sales and a 200 basis point decrease in our selling, general and administrative expenses as a percentage of revenue.
Our West segment experienced a $24.2 million year-over-year increase in pretax income, due to a 35% increase in home sales revenue and an improved gross margin, which were slightly offset by a $3.7 million increase in general and administrative expenses resulting from the change in our Corporate cost allocation discussed below. Our Mountain segment experienced a $16.7 million increase in pretax income from the prior year, as a result of a 32% increase in home sales revenue and an improved gross margin, which were slightly offset by a $1.8 million increase in general and administrative expenses due to the change in our Corporate cost allocation. Our East segment experienced a $3.9 million increase in pretax income from the prior year, due primarily to a 33% increase in home sales revenue and an improved gross margin, which were slightly offset by a $0.8 million increase in general and administrative expenses resulting from the change in our Corporate cost allocation. Our Corporate segment experienced an $8.2 million increase in pretax income, due primarily to the impact of the change in our Corporate cost allocation.
For the nine months ended September 30, 2020, we recorded homebuilding pretax income of $236.2 million , an increase of $84.9 million from $151.4 million for the same period in the prior year. The increase was due to a 21% increase in home sale revenues, a 120 basis point increase in our gross margin from home sales and a 110 basis point decrease in our selling, general and administrative expenses as a percentage of revenue. Commentary on the drivers of the increase in pretax income in our individual homebuilding segments is consistent with the 2020 third quarter discussion above.
On a periodic basis, we assess our Corporate cost allocation estimates. Our most recent assessment resulted in increases in Corporate cost allocations to both our homebuilding and financial services segments beginning January 1, 2020, to reflect the use of centralized administrative functions. Applying the most recent cost allocation estimate to the three and nine months ended September 30, 2019 would have resulted in decreased pretax income for our homebuilding segments of approximately $2.8 million and $8.2 million, respectively, and decreased pretax income for our financial services segments of approximately $0.4 million and $1.2 million, respectively, with corresponding increases in our Corporate segment pretax income. Additionally, beginning January 1, 2020, we have reflected the expense associated with all homebuilding employee bonuses in the respective homebuilding segment to which the employee reports, consistent with how the CODM is now evaluating homebuilding division performance and making operating decisions. Had these bonuses been reflected in a similar manner during the three and nine months ended September 30, 2019, pretax income for our homebuilding segments would have decreased by an additional $3.5 million and $9.5 million, respectively, with a corresponding increase in our Corporate segment pretax income.

Assets:

	September 30, 2020	December 31, 2019	Change
			Amount	%

	(Dollars in thousands)
West	$1,660,583	$1,461,645	198,938	14%
Mountain	927,730	869,665	58,065	7%
East	248,028	194,592	53,436	27%
Corporate	507,728	505,507	2,221	0%
Total homebuilding assets	$3,344,069	$3,031,409	$312,660	10%
Total homebuilding assets increased 10% from December 31, 2019 to September 30, 2020. Homebuilding assets increased in each of our operating segments largely due to a greater number of homes completed or under construction as of period-end. This increase was slightly offset by a decrease in land and land under development in our West and Mountain Segments, where the total number of lots owned, excluding those currently under construction, has decreased slightly from December 31, 2019.
New Home Deliveries & Home Sale Revenues:
Changes in home sale revenues are impacted by changes in the number of new homes delivered and the average selling price of those delivered homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	Three Months Ended September 30,
	2020			2019			% Change
	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price

	(Dollars in thousands)
West	1,135	$552,319	$486.6	927	$410,414	$442.7	22%	35%	10%
Mountain	677	347,095	512.7	537	263,802	491.2	26%	32%	4%
East	335	101,135	301.9	249	76,058	305.5	35%	33%	(1)%
Total	2,147	$1,000,549	$466.0	1,713	$750,274	$438.0	25%	33%	6%

	Nine Months Ended September 30,
	2020			2019			% Change
	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price

	(Dollars in thousands)
West	3,023	$1,447,934	$479.0	2,464	$1,164,502	$472.6	23%	24%	1%
Mountain	1,720	886,619	515.5	1,480	760,470	513.8	16%	17%	0%
East	851	249,839	293.6	641	205,424	320.5	33%	22%	(8)%
Total	5,594	$2,584,392	$462.0	4,585	$2,130,396	$464.6	22%	21%	(1)%
West Segment Commentary
For both the three and nine months ended September 30, 2020, the increase in new home deliveries was primarily the result of an increase in the number of homes in backlog to begin the respective periods. The average selling price of homes delivered increased due to a shift in mix of homes from Nevada to more expensive Southern California markets.

Mountain Segment Commentary
For both the three and nine months ended September 30, 2020, the increase in new home deliveries was the result of an increase in the number of homes in backlog to begin the respective periods. For the three months ended September 30, 2020, the increase in new home deliveries also benefited from an increase in backlog conversion rates in our Colorado markets due to the construction status of homes in beginning backlog compared to the prior year. For the three months ended September 30, 2020, the increase in the average selling price of homes delivered was the result of price increases implemented across the majority of our communities over the past twelve months.
East Segment Commentary
For the three months ended September 30, 2020, the increase in new home deliveries was the result of an increase in the number of homes in backlog to begin the period. New home deliveries for the quarter also benefited from improved backlog conversion rates in our Florida markets due to the construction status of homes in beginning backlog compared to the prior year.

For the nine months ended September 30, 2020, the increase in new home deliveries was the result of an increase in the number of homes in backlog to begin the period. This was partially offset by a decrease in backlog conversion rates in most of our markets within this segment due to (1) a lower percentage of homes in backlog to start the period that were under construction at that time and (2) a lower percentage of homes both sold and delivered during the period. For the nine months ended September 30, 2020, the average selling price of homes delivered decreased as a result of a greater percentage of closings from our more affordable product offerings.
Gross Margin from Home Sales:
Our gross margin from home sales for the three months ended September 30, 2020, increased 170 basis points year-over-year from 18.8% to 20.5%. Gross margin from home sales increased across each of our segments on both build-to-order and speculative home deliveries driven by price increases implemented across nearly all of our communities over the past twelve months.
Our gross margin from home sales for the nine months ended September 30, 2020, increased 120 basis points year-over-year from 19.0% to 20.2%. The primary drivers of the improved gross margin from home sales for the nine months ended September 30, 2020 are consistent with those noted above for the three months ended September 30, 2020.
Inventory Impairments:
Impairments of homebuilding inventory by segment for the three and nine months ended September 30, 2020 and 2019 are shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(Dollars in thousands)
West	$—	$—	$—	$—
Mountain	—	—	—	400
East	—	—	—	210
Total inventory impairments	—	—	—	610
The table below provides quantitative data, for the periods presented, where applicable, used in determining the fair value of the impaired inventory.

	Impairment Data
Three Months Ended	Number of Subdivisions Impaired	Inventory Impairments	Fair Value of Inventory After Impairments	Discount Rate

	(Dollars in thousands)
March 31, 2019	2	$610	$10,476	N/A

Selling, General and Administrative Expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change

	(Dollars in thousands)
General and administrative expenses	$45,980	$46,951	$(971)	$131,488	$128,849	$2,639
General and administrative expenses as a percentage of home sale revenues	4.6%	6.3%	-170 bps	5.1%	6.0%	-90 bps
Marketing expenses	$24,725	$20,457	$4,268	$68,828	$58,266	$10,562
Marketing expenses as a percentage of home sale revenues	2.5%	2.7%	-20 bps	2.7%	2.7%	0 bps
Commissions expenses	$32,927	$25,308	$7,619	$84,953	$70,574	$14,379
Commissions expenses as a percentage of home sale revenues	3.3%	3.4%	-10 bps	3.3%	3.3%	0 bps
Total selling, general and administrative expenses	$103,632	$92,716	$10,916	$285,269	$257,689	$27,580
Total selling, general and administrative expenses as a percentage of home sale revenues	10.4%	12.4%	-200 bps	11.0%	12.1%	-110 bps
General and administrative expenses decreased slightly for the three months ended September 30, 2020, primarily due to a decrease in stock-based compensation expense that was largely offset by an increase in salaries and other compensation-related expenses due to higher average headcount and strong operating results.
For the nine months ended September 30, 2020, the increase in general and administrative expenses was the result of increased compensation-related expenses due to increased bonus expense as a result of strong operating results.
For both the three and nine months ended September 30, 2020, the increase in our marketing expenses was driven by increased deferred selling amortization and master marketing fees resulting from increased closings as well as increased compensation expense due to a higher average headcount during the respective periods.

Other Homebuilding Operating Data
Net New Orders and Active Subdivisions:
Changes in the dollar value of net new orders are impacted by changes in the number of net new orders and the average selling price of those homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	Three Months Ended September 30,
	2020				2019				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate

	(Dollars in thousands)
West	1,955	$932,111	$476.8	6.58	1,168	$516,000	$441.8	4.09	67%	81%	8%	61%
Mountain	1,051	542,375	516.1	5.70	565	271,800	481.1	2.86	86%	100%	7%	99%
East	509	176,896	347.5	5.39	303	83,896	276.9	3.58	68%	111%	26%	50%
Total	3,515	$1,651,382	$469.8	6.10	2,036	$871,696	$428.1	3.59	73%	89%	10%	70%

	Nine Months Ended September 30,
	2020				2019				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate

	(Dollars in thousands)
West	4,646	$2,265,557	$487.6	5.47	3,379	$1,543,584	$456.8	4.14	37%	47%	7%	32%
Mountain	2,502	1,309,176	523.3	4.39	1,974	960,109	486.4	3.30	27%	36%	8%	33%
East	1,156	393,913	340.8	4.23	912	268,578	294.5	4.02	27%	47%	16%	5%
Total	8,304	$3,968,646	$477.9	4.91	6,265	$2,772,271	$442.5	3.82	33%	43%	8%	28%
*Calculated as total net new orders (gross orders less cancellations) in period ÷ average active communities during period ÷ number of months in period.

				Average Active Subdivisions			Average Active Subdivisions
	Active Subdivisions			Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%	September 30,		%
	2020	2019	Change	2020	2019	Change	2020	2019	Change
West	102	93	10%	99	96	3%	94	92	2%
Mountain	61	67	(9)%	62	66	(6)%	63	66	(5)%
East	31	30	3%	32	29	10%	30	25	20%
Total	194	190	2%	193	191	1%	187	183	2%
West Segment Commentary
For both the three and nine months ended September 30, 2020, the increase in net new orders was primarily due to an increase in the monthly sales absorption rates in all of our markets in the West segment. The increase in average selling price was due to price increases implemented over the past twelve months within nearly all of our communities as well as a shift in mix of homes sold to more expensive Southern California markets.
Mountain Segment Commentary
For the three and nine months ended September 30, 2020, the increase in net new orders was primarily due to an increase in the monthly sales absorption rates in each of our Colorado and Utah markets. The increase in average selling price was due to price increases implemented over the last twelve months within nearly all of our communities.

East Segment Commentary
For the three months ended September 30, 2020, the increase in net new orders was primarily driven by an increase in the monthly sales absorption rates in each of our Florida and mid-Atlantic markets and to a lesser extent an increase in average active subdivisions in our mid-Atlantic market.

For the nine months ended September 30, 2020, the increase in net new orders was driven by an increase in the number of average active subdivisions in each of our Florida and mid-Atlantic markets and to a lesser extent an increase in the monthly sales absorption rate in our mid-Atlantic market.

For both the three and nine months ended September 30, 2020, the increase in average selling price was due to price increases implemented over the last twelve months within nearly all of our communities. Additionally, we experienced a shift in mix to our mid-Atlantic market resulting from an increase in net new orders that was driven by increases in both monthly sales absorption rates and average active subdivisions.
Cancellation Rate:

	Cancellations as a Percentage of Homes in Beginning Backlog
	2020			2019
	Three Months Ended
	September 30,	June 30,	March 31,	September 30,	June 30,	March 31,
West	11%	14%	15%	12%	13%	14%
Mountain	12%	20%	22%	16%	13%	14%
East	18%	22%	23%	22%	18%	11%
Total	12%	17%	18%	15%	14%	14%
Our cancellations as a percentage of homes in beginning backlog to start the quarter (“cancellation rate”) decreased on both a sequential and year-over-year basis in each of our segments. In general, we experienced a higher cancellation rate during the first and second quarter of 2020 as a result of general economic uncertainty surrounding the pandemic.
Backlog:

	September 30,
	2020			2019			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price

	(Dollars in thousands)
West	3,646	$1,743,547	$478.2	2,438	$1,146,912	$470.4	50%	52%	2%
Mountain	1,993	1,033,264	518.4	1,537	768,317	499.9	30%	34%	4%
East	872	298,965	342.9	641	183,856	286.8	36%	63%	20%
Total	6,511	$3,075,776	$472.4	4,616	$2,099,085	$454.7	41%	47%	4%
At September 30, 2020, we had 6,511 homes in backlog with a total value of $3.1 billion. This represented a 41% increase in the number of homes in backlog and a 47% increase in the dollar value of homes in backlog from September 30, 2019. The increase in the number of homes in backlog is primarily a result of the year-over-year increase in net new orders during the nine months ended September 30, 2020. The increase in the average selling price of homes in backlog is due to price increases implemented over the past twelve months in nearly all of our communities as well as a shift in our net new order mix in our East and West segments as discussed above. These increases were slightly offset by a shift in mix to lower priced communities, consistent with our ongoing strategy of offering more affordable home plans. Our ability to convert backlog into closings could be negatively impacted in future periods by the pandemic, the extent to which is highly uncertain and depends on future developments.

Homes Completed or Under Construction (WIP lots):

	September 30,		%
	2020	2019	Change
Unsold:
Completed	74	82	(10)%
Under construction	129	255	(49)%
Total unsold started homes	203	337	(40)%
Sold homes under construction or completed	4,540	3,433	32%
Model homes under construction or completed	505	455	11%
Total homes completed or under construction	5,248	4,225	24%
The increase in sold homes under construction or completed is due to the increase in the number of homes in backlog year-over-year noted above. Total unsold started homes have decreased year-over-year due to the strong demand for new homes.
Lots Owned and Optioned (including homes completed or under construction):

	September 30, 2020			September 30, 2019
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total	Total % Change
West	10,140	3,280	13,420	9,128	2,203	11,331	18%
Mountain	6,217	2,708	8,925	6,456	3,139	9,595	(7)%
East	2,716	1,769	4,485	2,014	2,003	4,017	12%
Total	19,073	7,757	26,830	17,598	7,345	24,943	8%
Our total owned and optioned lots at September 30, 2020 were 26,830, which was a 8% increase year-over-year. We believe that our total lot supply, coupled with our planned acquisition activity, can support growth in future periods. See "Forward-Looking Statements" below.

Financial Services

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%

	(Dollars in thousands)
Financial services revenues
Mortgage operations	$28,548	$14,395	$14,153	98%	$67,536	$36,258	$31,278	86%
Other	8,255	7,993	262	3%	24,117	22,131	1,986	9%
Total financial services revenues	$36,803	$22,388	$14,415	64%	$91,653	$58,389	$33,264	57%
Financial services pretax income
Mortgage operations	$20,809	$8,468	$12,341	146%	$46,558	$19,700	$26,858	136%
Other	3,559	5,647	(2,088)	(37)%	3,420	21,683	$(18,263)	(84)%
Total financial services pretax income	$24,368	$14,115	$10,253	73%	$49,978	$41,383	$8,595	21%

For the three months ended September 30, 2020, our financial services pretax income increased by $10.3 million, or 73%, from the same period in the prior year. The increase was due to our mortgage operations, which saw an increase in pretax income of $12.3 million due to higher interest rate lock volume driven by the year-over-year increase in homes in backlog as well as an increased Capture Rate, and increased net interest income on loans originated during the period. This increase was partially offset by a decrease in our other financial services segment due to an increase in construction defect claim self-insurance expense driven by an increase in home closings as well as an increase in third-party insurance costs for excess construction defect claim coverage.
For the nine months ended September 30, 2020, our financial services pretax income increased $8.6 million, or 21%, from the same period in the prior year. The increase was due to our mortgage operations, which saw an increase in pretax income of $26.9 million. Commentary on the drivers of the increase in pretax income in our mortgage operations segment are consistent with the 2020 third quarter discussion above. This increase was partially offset by a decrease in our other financial services segment, which had $8.3 million of net losses on equity securities during the period as compared to $7.9 million of net gains for the same period in the prior year.

The following table sets forth information for our mortgage operations segment relating to mortgage loans originated and capture rate.

	Three Months Ended		% or Percentage	Nine Months Ended		% or Percentage
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change

	(Dollars in thousands)
Total Originations (including transfer loans):
Loans	1,476	1,095	35%	3,841	2,809	37%
Principal	$563,047	$386,613	46%	$1,439,918	$1,023,287	41%
Capture Rate Data:
Capture rate as % of all homes delivered	68%	64%	4%	68%	61%	7%
Capture rate as % of all homes delivered (excludes cash sales)	71%	68%	3%	71%	66%	5%
Mortgage Loan Origination Product Mix:
FHA loans	20%	20%	—%	21%	17%	4%
Other government loans (VA & USDA)	22%	20%	2%	22%	20%	2%
Total government loans	42%	40%	2%	43%	37%	6%
Conventional loans	58%	60%	(2)%	57%	63%	(6)%
	100%	100%	—%	100%	100%	—%
Loan Type:
Fixed rate	100%	98%	2%	99%	97%	2%
ARM	—%	2%	(2)%	1%	3%	(2)%
Credit Quality:
Average FICO Score	736	738	—%	736	739	—%
Other Data:	`	`
Average Combined LTV ratio	85%	84%	1%	85%	82%	3%
Full documentation loans	100%	100%	—%	100%	100%	—%
Loans Sold to Third Parties:
Loans	1,530	1,064	44%	3,958	2,882	37%
Principal	$574,239	$377,213	52%	$1,472,452	$1,047,637	41%

Income Taxes
Our overall effective income tax rates were 21.5% and 23.1% for the three and nine months ended September 30, 2020 and 19.5% and 24.4% for the three and nine months ended September 30, 2019, respectively. The rates for the three and nine months ended September 30, 2020 resulted in income tax expense of $27.1 million and $66.1 million, respectively, compared to income tax expense of $12.2 million and $47.0 million for the three and nine months ended September 30, 2019, respectively. The year-over-year increase in our effective tax rate for the three months ended September 30, 2020 was primarily due to changes in the estimated amount of energy tax credits to be received. The year-over-year decrease in our effective tax rate for the nine months ended September 30, 2020 was primarily due to tax windfalls recognized upon the vesting and exercise of equity awards.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Management evaluates such estimates and judgments on an on-going basis and makes adjustments as deemed necessary. Actual results could differ from these estimates if conditions are significantly different in the future. See "Forward-Looking Statements" below.
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
The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of September 30, 2020.
We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At September 30, 2020 and December 31, 2019, there were $25.4 million and $23.5 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. At September 30, 2020 and December 31, 2019, we had $10.0 million and $15.0 million, respectively, outstanding under the Revolving Credit Facility. As of September 30, 2020, availability under the Revolving Credit Facility was approximately $964.6 million.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The Mortgage Repurchase Facility terminates on May 20, 2021. Effective September 24, 2020, the Mortgage Repurchase Facility was amended to adjust the commitments to purchase for specific time periods and increase the Adjusted Tangible Net Worth Ratio from 8.0 to 1.0 to 10.0 to 1.0. As part of the amendment, the commitments to purchase were increased to $100 million for the periods September 24, 2020 through October 23, 2020 and March 25, 2021 through April 23, 2021 and $200 million for the period December 22, 2020 through February 4, 2021.

The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased by $50 million on September 28, 2020 effective through October 27, 2020. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased by $75 million on December 24, 2019 effective through January 22, 2020, which increased the maximum aggregate commitment from $75 million to $150 million. At September 30, 2020 and December 31, 2019, HomeAmerican had $130.9 million and $149.6 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is based on a LIBOR rate or successor benchmark rate.

The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of September 30, 2020.
Dividends
During the three months ended September 30, 2020 and 2019, we paid dividends of $0.33 per share and $0.30 per share, respectively.
MDC Common Stock Repurchase Program
At September 30, 2020, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the three months ended September 30, 2020.
Consolidated Cash Flow
During the nine months ended September 30, 2020 and 2019, we generated $29.4 million and used $33.1 million of cash from operating activities, respectively. The most significant source of cash provided by operating activities in both periods was net income. During the nine months ended September 30, 2020, cash provided by the decrease in land and land under development was $108.7 million, as home starts outnumbered lot acquisitions during the period. Cash provided from the sale of mortgage loans for the nine months ended September 30, 2020 and 2019, was $36.5 million and $32.2 million, respectively, resulting from increased loan activity during the month of December. Cash used to increase housing completed or under construction for the nine months ended September 30, 2020 and 2019 was $387.3 million and $251.7 million, respectively, as homes in inventory increased significantly during both periods.
During the nine months ended September 30, 2020, net cash provided by investing activities was $27.6 million compared with net cash used by investing activities of $24.2 million in the prior year period. This primarily relates to $48.5 million in net cash provided by the sale of marketable securities during the nine months ended September 30, 2020. This was partially offset by cash used to purchase property and equipment, which remained consistent year-over-year.
During the nine months ended September 30, 2020, net cash used in financing activities was $8.8 million compared with $64.4 million in the prior year period. The primary driver of this decrease in cash used in financing activities was due to net proceeds from the issuance of senior notes of $48.1 million during the nine months ended September 30, 2020.

Off-Balance Sheet Arrangements
Lot Option Purchase Contracts. In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At September 30, 2020, we had deposits of $25.9 million in the form of cash and $8.2 million in the form of letters of credit that secured option contracts to purchase 7,757 lots for a total estimated purchase price of $488.6 million.
Surety Bonds and Letters of Credit. At September 30, 2020, we had outstanding surety bonds and letters of credit totaling $256.3 million and $126.3 million, respectively, including $100.9 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $96.0 million and $82.5 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.
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
As of September 30, 2020, our cash and cash equivalents included commercial bank deposits and money market funds.
We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments and debt. Derivative instruments utilized in the normal course of business by HomeAmerican include interest rate lock commitments and forward sales of mortgage-backed securities, which are used to manage the price risk on fluctuations in interest rates on our mortgage loans in inventory and interest rate lock commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed at September 30, 2020 had an aggregate principal balance of $254.7 million, all of which were under interest rate lock commitments at an average interest rate of 2.78%. In addition, HomeAmerican had mortgage loans held-for-sale with an aggregate principal balance of $154.3 million at September 30, 2020, of which $53.0 million had not yet been committed to a mortgage purchaser and had an average interest rate of 2.71%. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale which had not yet been committed to a mortgage purchaser, HomeAmerican had forward sales of securities totaling $201.0 million and $108.5 million at September 30, 2020 and December 31, 2019, respectively.

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
(b)Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchase of common stock during the three months ended September 30, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number of Shares that may yet be Purchased under the Plan or Program (2)
July 1 to July 31, 2020	—	N/A	—	4,000,000
August 1 to August 31, 2020	—	N/A	—	4,000,000
September 1 to September 30, 2020	—	N/A	—	4,000,000
(1) Represents shares of common stock withheld by us to cover withholding taxes due, at the election of certain holders of nonvested shares, with market value approximating the amount of withholding taxes due.
(2) We are authorized to repurchase up to 4,000,000 shares of our common stock. There were no shares of MDC common stock repurchased under this repurchase program during the three month period ended September 30, 2020.

Item 6.    Exhibits

10.1	Form of 2020 Performance Share Unit Grant Agreement (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed August 25, 2020). *
10.2	M.D.C. Holdings, Inc. 2018 Executive Officer Performance-Based Compensation Plan (amended September 4, 2020).
10.3
Fifth Amendment to Amended and Restated Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 24, 2020 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed September 25, 2020). *

22	Subsidiary Guarantors (incorporated by reference to Exhibit 22 of the Company's Quarterly Report on Form 10-Q dated June 30, 2020). *
31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019; and (v) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________________
*Incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 29, 2020	M.D.C. HOLDINGS, INC.
(Registrant)

By: /s/ Robert N. Martin
Robert N. Martin Senior Vice President, Chief Financial Officer (principal financial officer and duly authorized officer)

By: /s/ Staci M. Woolsey
Staci M. Woolsey Vice President, Controller and Chief Accounting Officer (principal accounting officer and duly authorized officer)