Form 10-K
period 2020-12-31
M.D.C. HOLDINGS, INC.
filed 2021-02-02
CIK 773141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from _____ to _____
Commission file number 1-08951
__________________________________________
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

Large Accelerated Filer	☒	Accelerated Filer	☐	Emerging Growth Company	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 726(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2020, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was $1.8 billion based on the closing sales price of $35.70 per share as reported on the New York Stock Exchange on June 30, 2020.
As of December 31, 2020, the number of shares outstanding of Registrant's common stock was 64,851,126.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of part III of this Form 10-K are incorporated by reference from the Registrant's 2020 definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year.

M.D.C. HOLDINGS, INC.
FORM 10-K
For the Year Ended December 31, 2020

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
Our financial services operations consist of (1) HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans primarily for our homebuyers, (2) Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”), which provides insurance coverage primarily to our homebuilding subsidiaries on homes that have been delivered and most of our subcontractors for completed work on those delivered homes, (3) StarAmerican Insurance Ltd. ("StarAmerican"), which is a re-insurer of Allegiant claims, (4) American Home Insurance Agency, Inc., which offers third-party insurance products to our homebuyers, and (5) American Home Title and Escrow Company, which provides title agency services to our homebuilding subsidiaries and our customers in certain states. For financial reporting, we have aggregated our financial services operating segments into reportable segments as follows: (1) mortgage operations (represents HomeAmerican only) and (2) other (all remaining operating segments).
(c) Description of Business
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

For 2020, the percentage of our home deliveries and home sale revenues by state were as follows:

	Percentage of Deliveries	Percentage of Home Sale Revenues
Arizona	20%	16%
California	18%	23%
Nevada	11%	11%
Oregon	2%	2%
Washington	3%	4%
West	54%	56%
Colorado	25%	29%
Utah	6%	5%
Mountain	31%	34%
Maryland	1%	1%
Virginia	2%	2%
Florida	12%	7%
East	15%	10%
Total	100%	100%
Our financial services operations include subsidiaries that provide mortgage financing, place title insurance and homeowner insurance for our homebuyers, and provide general liability insurance for our subsidiaries and most of our subcontractors.
Homebuilding Operations
Operating Divisions. The primary functions of our homebuilding segments include land acquisition and development, home construction, sales and marketing, and customer service. Operating decisions are made by our local management teams under the oversight of our Chief Operating Decision Maker (“CODM”), or decision-making group, defined as two key executives - our Executive Chairman and Chief Executive Officer. Our organizational structure (i.e., the grouping and reporting of divisions) changes based upon the current needs of the Company. We had 17 active homebuilding operating divisions at the end of December 31, 2020. We had 15 active homebuilding operating divisions at the end of each year ended December 31, 2019 and 2018.
Corporate Management. Our homebuilding business is managed primarily through members of senior management in our Corporate segment and our four Asset Management Committees (“AMCs”), three for reviewing real estate transactions and one for reviewing corporate transactions. Each real estate AMC is comprised of the Chief Executive Officer, Chief Financial Officer and one of our other corporate officers, with the corporate AMC comprised of our Chief Executive Officer and Chief Financial Officer.  All real estate acquisition transactions are reviewed to confirm that the transaction is projected to achieve the objectives established by our decision-making group and must be approved by one of the real estate AMCs. Generally, the role of our senior management team and/or AMC includes:
•review and approval of division business plans and budgets;
•oversight of land and home inventory levels;
•review of major personnel decisions; and
•review of capital allocation decisions.
Additionally, our corporate executives and corporate departments generally are responsible for establishing and monitoring compliance with our policies and procedures. Among other things, the corporate office has primary responsibility for:
•asset management and capital allocation;
•treasury;
•insurance and risk management;
•merchandising and marketing;
•national purchasing contracts;
•accounting, tax and internal audit functions;

•legal matters;
•human resources and payroll;
•information technology; and
•training and development.
Housing. Generally, our homebuilding subsidiaries build single-family detached homes in a number of standardized series, designed to provide variety in the size and style of homes for our potential homebuyers. In certain markets, our homebuilding subsidiaries build and sell attached townhomes. Within each series of our single-family detached homes, our homebuilding subsidiaries build several different floor plans offering standard and optional features (such as upgraded appliances, cabinetry, flooring, etc.). Differences in sales prices of similar models from market-to-market depend primarily upon homebuyer demand, home prices offered by our competitors, market conditions (such as home inventory supply levels), location, cost of land, optional features and design specifications. The series of homes offered at a particular location is based on perceived customer preferences, lot size, area demographics and, in certain cases, the requirements of major land sellers and local municipalities. In general, our homebuilding subsidiaries focus on selling “build-to-order,” also referred to as “dirt sales,” and limit the number of homes started without a contract, also known as “spec homes.”
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

Backlog. At December 31, 2020 and 2019, homes under contract but not yet delivered (“backlog”) totaled 6,655 and 3,801, respectively, with an estimated sales value of $3.26 billion and $1.75 billion, respectively. We anticipate that homes in backlog at December 31, 2020 generally will close during 2021 under their existing home order contracts or through the replacement of an existing contract with a new home order contract. The estimated backlog sales value at December 31, 2020 may be impacted by, among other things, subsequent home order cancellations, incentives provided, and/or options and upgrades selected. See “Forward-Looking Statements” above.
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
HomeAmerican uses a mortgage repurchase facility, internally generated funds, and temporary financing provided by its parent, to finance the origination of mortgage loans until they are sold. HomeAmerican sells originated mortgage loans to third-party purchasers on either a bulk or flow basis. Mortgage loans sold on a bulk basis include the sale of a package of substantially similar originated mortgage loans, while sales of mortgage loans on a flow basis are completed as HomeAmerican originates each loan. Mortgage loans sold to third-party purchasers include HomeAmerican’s representations and warranties with respect to certain borrower payment defaults, credit quality issues and/or misrepresentations made by HomeAmerican or our homebuyers. Substantially all of the mortgage loans originated by HomeAmerican are sold to third-party purchasers, generally between 5 to 35 days of origination.
Pipeline. HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed (the “locked pipeline”) at December 31, 2020 and 2019 had an aggregate principal balance of approximately $230.5 million and $104.5 million, respectively, and were under interest rate lock commitments at an average interest rate of 2.69% and 3.72% respectively.

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

Human Capital Resources
The table below summarizes the approximate number of employees for our combined Homebuilding, combined Financial Services and Corporate segments at December 31, 2020 and 2019.

	December 31,
	2020	2019
Homebuilding	1,350	1,264
Financial Services	185	155
Corporate	238	237
Total	1,773	1,656

We believe our employees are one of our greatest assets and our Company is made up of diverse, talented and dedicated employees working together to achieve common and rewarding goals. We value integrity, hard work, dedication, energy and teamwork. Our goal is to promote an environment where employees are encouraged to do their best work with high professional standards, team collaboration and customer excellence.

At MDC we are committed to fostering a diverse and inclusive workplace. Our management teams and all of our employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. We have implemented and maintained a corporate compliance program to provide guidance for everyone associated with the Company, including its employees, officers and directors (the "Code"). Annual review of the Code is required and it, in summary, prohibits unlawful or unethical activity, including discrimination, and directs our employees, officers, and directors to avoid actions that, even if not unlawful or unethical, might create an appearance of illegality or impropriety. In addition, the Code includes required annual training on preventing, identifying, reporting and stopping any type of unlawful discrimination.

We recognize that we are in a competitive marketplace when it comes to finding top talent. As a result, talent acquisition and the retention of employees continue to be a priority initiative for the Company. Our leaders across all levels of the organization consistently review their business metrics to determine appropriate workforce planning goals. We offer a variety of career paths for our employees; which includes consistent training and development through online resources, job shadowing, mentoring, etc. Our employees may participate in a robust benefits program, which includes a focus on health and wellness, and we offer a variety of other employee perks. We believe our compensation packages and benefits are competitive with others in our industry. We are committed to consistently evaluating total compensation across all positions within the Company.

As we look to the future, we will continue to leverage the core principles and practices that contributed to our past achievements, while welcoming new perspectives that allow our organization to evolve with the changing economic landscape. We will maintain our commitment to quality craftsmanship, providing excellent customer service, hiring from within when possible and fostering an internal culture that supports collaboration and teamwork as well as work-life balance.

In response to the COVID-19 pandemic, we implemented safety protocols and procedures to protect our employees, our subcontractors and our customers. These protocols include complying with social distancing and other health and safety standards as mandated by state and local government agencies, taking into consideration guidance from the Centers for Disease Control and Prevention and other public health authorities. Certainly, there has been a significant shift to moving much of our workforce to a work from home/remote environment, particularly in Corporate and Division offices, to minimize in-person interactions.
(e) Available Information
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

Item 1A. Risk Factors.
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
The homebuilding industry is cyclical and is significantly affected by changes in industry conditions, the national political environment and general economic conditions such as:
•employment levels;
•availability of financing for homebuyers;
•interest rates;
•consumer confidence;
•wage growth;
•household formations;
•levels of new and existing homes for sale;
•cost of land, labor and construction materials;
•demographic trends; and
•housing demand.
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
The residential construction industry experiences price fluctuations and shortages in labor and materials from time to time. Shortages in labor can be due to: work stoppages, labor disputes, shortages in qualified trades people, lack of availability of adequate utility infrastructure and services, or our need to rely on local subcontractors who may not be adequately capitalized or insured. Labor and material shortages can be more severe during periods of strong demand for housing or during periods in which the markets where we operate experience natural disasters that have a significant impact on existing residential and commercial structures. Additionally, we could experience labor shortages as a result of subcontractors going out of business or leaving the residential construction market due to low levels of housing production and volumes. Pricing for labor and materials can be affected by the factors discussed above, changes in energy prices, and various other national, regional and local economic factors. In addition, environmental and other regulations and import tariffs and trade restrictions have had, and in the future could continue to have, an adverse impact on the cost of certain raw materials such as lumber. Recalls of materials driven by manufacturing defects can drive shortages in materials and delay the delivery of homes. Any of these circumstances could give rise to delays in the start or completion of our residential communities, increase the cost of developing one or more of our residential communities and/or increase the construction cost of our homes.
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
The interests of certain controlling shareholders may be adverse to other investors
Larry A. Mizel and David D. Mandarich beneficially own, directly or indirectly through their affiliates, in the aggregate, approximately 23% of our common stock. To the extent they and their affiliates vote their shares in the same manner, their combined stock ownership may effectively give them the power to influence the election of members of our board of directors and other matters reserved for our shareholders.
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
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
At December 31, 2020, we had 560 shareholders of record. The shares of our common stock are traded on the New York Stock Exchange under the trading symbol MDC. On January 28, 2019, the Company announced an 8% stock dividend that was distributed on February 28, 2019 to shareholders of record on February 14, 2019. In accordance with Accounting Standards Codification Topic 260, “Earnings per Share”, basic and diluted earnings per share amounts, weighted-average shares outstanding, and dividends declared per share have been restated for all periods presented to reflect the effect of these stock dividends.
The table below sets forth the cash dividends declared and paid in 2020, 2019 and 2018

	Date of Declaration	Date of Payment	Dividend per Share	Total Dividends Paid
	(In thousands)
2020
First Quarter	01/27/20	02/26/20	$0.33	$20,768
Second Quarter	04/01/20	05/20/20	0.33	20,914
Third Quarter	07/27/20	08/26/20	0.33	21,374
Fourth Quarter	10/26/20	11/24/20	0.40	25,952
			$1.39	$89,008
2019
First Quarter	01/28/19	02/27/19	$0.28	$17,019
Second Quarter	04/29/19	05/29/19	0.30	18,521
Third Quarter	07/22/19	08/21/19	0.30	18,700
Fourth Quarter	10/28/19	11/27/19	0.30	18,780
			$1.18	$73,020
2018
First Quarter	01/22/18	02/21/18	$0.28	$16,865
Second Quarter	04/30/18	05/23/18	0.28	16,928
Third Quarter	07/23/18	08/22/18	0.28	16,940
Fourth Quarter	10/22/18	11/21/18	0.28	16,984
			$1.11	$67,717
On January 25, 2021, the Company declared a cash dividend of $0.40 per share as well as an 8% stock dividend. The cash dividend will be payable February 24, 2021 to shareholders of record on February 10, 2021. The stock dividend will be distributed on March 17, 2021 to shareholders of record on March 3, 2021, with a brokers' cut-off date of March 10, 2021, and will be in the form of one additional share of MDC common stock for 12.5 shares owned by shareholders on the record date. Cash will be paid in lieu of fractional shares based on the closing price of MDC's common stock on the record date.

The following table provides information about our repurchases of common stock during the Three Months Ended December 31, 2020:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number of Shares that may yet be Purchased under the Plan or Program (2)
October 1 to October 31, 2020	—	N/A	—	4,000,000
November 1 to November 30, 2020	—	N/A	—	4,000,000
December 1 to December 31, 2020	28,334	$48.60	—	4,000,000
__________________________________
(1)    Represents shares of common stock withheld by us to cover withholding taxes due upon the vesting of restricted stock award shares, at the election of certain holders of nonvested shares, with market value approximating the amount of withholding taxes due.
(2)    We are authorized to repurchase up to 4,000,000 shares of our common stock. There were no shares of MDC common stock repurchased under this repurchase program during the years ended December 31, 2020, 2019 or 2018. This repurchase authorization has no expiration.
Performance Graph
Set forth below is a graph comparing the yearly change in the cumulative total return of MDC's common stock with the cumulative total return of the S&P 500® Stock Index and with that of a peer group of other homebuilders over the five-year period ended December 31, 2020, weighted as of the beginning of that period.
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

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands, except per share amounts)
Income Statement Data
Homebuilding revenues	$3,765,379	$3,205,248	$2,981,811	$2,503,242	$2,262,853
Financial services revenues	135,832	88,005	83,405	74,372	63,991
Total revenues	$3,901,211	$3,293,253	$3,065,216	$2,577,614	$2,326,844
Homebuilding pretax income (1)	$378,517	$244,762	$217,494	$185,939	$115,378
Financial services pretax income	78,995	60,227	46,360	43,793	36,403
Total income before income taxes	$457,512	$304,989	$263,854	$229,732	$151,781
Net income (1)	$367,582	$238,312	$210,780	$141,835	$103,211
Basic earnings per share (3)	$5.76	$3.84	$3.46	$2.35	$1.72
Diluted earnings per share (3)	$5.58	$3.72	$3.39	$2.30	$1.71
Weighted Average Common Shares Outstanding:
Basic (3)	63,455,422	61,616,988	60,571,123	60,117,021	59,821,090
Diluted (3)	65,441,279	63,702,666	61,830,761	61,453,578	60,007,954
Balance Sheet Data
Cash and cash equivalents	$488,629	$459,933	$463,776	$505,428	$282,909
Marketable securities	$—	$56,747	$40,879	$91,638	$96,206
Total inventories	$2,832,230	$2,366,575	$2,132,994	$1,829,736	$1,758,814
Total assets	$3,864,920	$3,338,356	$3,001,077	$2,780,292	$2,528,589
Senior notes, net (2)	$1,037,391	$989,422	$987,967	$986,597	$841,646
Mortgage repurchase facility	$202,390	$149,616	$116,815	$112,340	$114,485
Stockholders' equity	$2,119,912	$1,782,485	$1,576,000	$1,407,287	$1,320,070
Stockholders' equity per common share (3)	$32.69	$28.49	$25.78	$23.22	$21.98
Cash dividends declared per share (3)	$1.39	$1.18	$1.11	$0.85	$0.81
Operational Data
Homes delivered (units)	8,158	6,974	6,197	5,541	5,054
Average selling price	$462	$460	$481	$451	$447
Net new orders (units)	11,012	7,839	5,974	5,816	5,606
Homes in backlog at period end (units)	6,655	3,801	2,936	3,159	2,884
Estimated backlog sales value at period end	$3,263,000	$1,745,000	$1,426,000	$1,602,000	$1,382,000
Estimated average selling price of homes in backlog	$490	$459	$486	$507	$479
Active subdivisions at period-end	194	185	166	151	164
__________________________________
(1)During 2017, we realized a pretax gain of $53.6 million on investment sales.
(2)During 2017, we issued an additional $150.0 million of 6.000% senior notes due January 2043 for net proceeds of $146.5 million. During 2020, we issued an additional $300.0 million of 3.850% senior notes due January 2030 for net proceeds of $298.1 million.
(3)As a result of the stock dividends distributed during 2019 and 2017, the balances for the years ended December 31, 2018, 2017 and 2016 have been adjusted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in “Item 1A, Risk Factors Relating to our Business.” This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

	2020	2019	2018
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$3,765,379	$3,205,248	$2,981,811
Home cost of sales	(2,982,668)	(2,600,196)	(2,415,139)
Inventory impairments	—	(935)	(21,850)
Total cost of sales	(2,982,668)	(2,601,131)	(2,436,989)
Gross profit	782,711	604,117	544,822
Gross margin %	20.8%	18.8%	18.3%
Selling, general and administrative expenses	(403,218)	(362,790)	(329,801)
Interest and other income	4,233	9,070	7,718
Other expense	(5,209)	(5,635)	(5,245)
Homebuilding pretax income	378,517	244,762	217,494

Financial Services:
Revenues	135,832	88,005	83,405
Expenses	(52,465)	(45,001)	(38,200)
Other income (expense), net	(4,372)	17,223	1,155
Financial services pretax income	78,995	60,227	46,360

Income before income taxes	457,512	304,989	263,854
Provision for income taxes	(89,930)	(66,677)	(53,074)
Net income	$367,582	$238,312	$210,780

Earnings per share:
Basic	$5.76	$3.84	$3.46
Diluted	$5.58	$3.72	$3.39

Weighted average common shares outstanding:
Basic	63,455,422	61,616,988	60,571,123
Diluted	65,441,279	63,702,666	61,830,761

Cash dividends declared per share	$1.39	$1.18	$1.11

Cash provided by (used in):
Operating Activities	$(23,095)	$57,833	$(7,906)
Investing Activities	$21,685	$(28,785)	$20,214
Financing Activities	$31,170	$(24,975)	$(56,409)

EXECUTIVE SUMMARY
Overview
Industry Conditions and Outlook for MDC*
The Coronavirus/COVID-19 pandemic began impacting the U.S. economy during the latter part of March 2020, adversely affecting consumer demand, financial markets and employment levels. The homebuilding industry was not immune to the impact of the pandemic as we experienced an industry-wide decrease in traffic and order activity as well as increased cancellation levels during the months of March and April. However, with some limited exceptions, residential construction was designated an essential business, allowing us to continue to construct and sell homes. We implemented numerous operational changes to promote social distancing and comply with health and safety standards required by state and local governments, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities.
We began experiencing a resurgence in demand in May 2020 that continued through year-end. This increase in demand was driven by low interest rates, a continued undersupply of affordable homes and a renewed focus on homeownership. We believe that the homebuilding industry potentially is poised for further growth, with (1) millennials continuing to age into their prime home-buying years, (2) homeownership becoming more important due to the increased prominence of remote work and school arrangements, and (3) many consumers migrating away from high cost, densely populated urban areas.
The resurgence in demand resulted in an 87% year-over-year increase in the dollar value of our backlog to $3.26 billion at the end of 2020. It also allowed us to increase pricing in the majority of our communities, resulting in a year-over-year increase in the estimated average gross margin of our homes in backlog at December 31, 2020. The improvement in our backlog provides us with the opportunity for significant year-over-year increases in home sale revenues and pretax income in coming quarters. However, even with this strong demand to end the year, we remain cautious and continue to closely monitor developments related to COVID-19, which are highly uncertain and could adversely impact our operations and financial results in future periods.
We ended the year with total liquidity of $1.70 billion following the expansion of our credit facility in December, which increased the total amount available under the facility to $1.20 billion. Additionally, on January 11, 2021, we issued $350 million of 10-year senior notes at a rate of 2.500%, which is the lowest rate for any senior note issuance in our Company's history. We believe that our financial position ranks among the best in the homebuilding industry and provides us with the capital resources to drive the continued growth of our business. We enter 2021 with a goal of delivering between 10,000 and 11,000 homes and growing our year-end active community count by at least 10%.
Results for the Twelve Months Ended December 31, 2020
For the year ended December 31, 2020, we reported net income of $367.6 million, or $5.58 per diluted share, a 54% increase compared to net income of $238.3 million, or $3.72 per diluted share, for the prior year period. Both our homebuilding and financial services businesses contributed to these year-over-year improvements, as pretax income from our homebuilding operations increased $133.8 million, or 55%, and our financial services pretax income increased $18.8 million, or 31%. The increase in homebuilding pretax income was the result of a 260 basis point increase in our operating margin and a 17% increase in home sale revenues. The increase in operating margin is the result of our improved pricing over the last twelve months as well as better operating leverage as we continue to grow our homebuilding operations. The increase in financial services pretax income was due to our mortgage business, which experienced a higher interest rate lock volume, an increase in the number of mortgages we originated as a percentage of our total homes delivered ("Capture Rate") and an increased profit margin on loans originated during the year. Additionally, our net income benefited from a decrease in our effective tax rate, primarily due to a larger benefit from energy tax credits.
The dollar value of our net new home orders increased 56% from the prior year, due to a 40% increase in the number of net new orders and a 11% increase in the average selling price of those orders. The increase in the number of net new orders was due to an increase in the monthly sales absorption rate driven by strong demand during the second half of the year. The increase in the average selling price was the result of price increases implemented over the past twelve months as well as a shift in geographical mix to some higher priced markets.
* See “Forward-Looking Statements” above.

Homebuilding
Pretax Income (Loss)

	December 31,
	2020	Change		2019	Change		2018
		Amount	%		Amount	%
	(Dollars in thousands)
West	$229,951	$66,882	41%	$163,069	$34,240	27%	$128,829
Mountain	175,001	38,688	28%	136,313	1,603	1%	134,710
East	20,006	10,149	103%	9,857	(2,754)	(22)%	12,611
Corporate	(46,441)	18,036	(28)%	(64,477)	(5,821)	10%	(58,656)
Total homebuilding pretax income	$378,517	$133,755	55%	$244,762	$27,268	13%	$217,494
Homebuilding pretax income for 2020 was $378.5 million, an increase of $133.8 million from $244.8 million for the year ended December 31, 2019. The increase was primarily attributable to a 17% increase in home sale revenues as well as a 200 basis point improvement in gross margin from home sales.
Our West segment experienced a $66.9 million year-over-year increase in pretax income, due to a 19% increase in home sales revenue and an improved gross margin, which were slightly offset by a $14.0 million increase in general and administrative expenses resulting from the change in our Corporate cost allocation discussed below. Our Mountain segment experienced a $38.7 million increase in pretax income from the prior year, as a result of a 14% increase in home sales revenue and an improved gross margin, which were slightly offset by a $7.2 million increase in general and administrative expenses due to the change in our Corporate cost allocation. Our East segment experienced a $10.1 million increase in pretax income from the prior year, due primarily to a 21% increase in home sales revenue and an improved gross margin, which were slightly offset by a $3.0 million increase in general and administrative expenses resulting from the change in our Corporate cost allocation. Our Corporate segment experienced an $18.0 million increase in pretax income, due primarily to the impact of the change in our Corporate cost allocation.
On a periodic basis, we assess our Corporate cost allocation estimates. Our most recent assessment resulted in increases in Corporate cost allocations to both our homebuilding and financial services segments beginning January 1, 2020, to reflect the use of centralized administrative functions. Applying the most recent cost allocation estimate to the year ended December 31, 2019 would have resulted in decreased pretax income for our homebuilding and financial services segments of approximately $11.1 million and $1.6 million, respectively, with corresponding increases in our Corporate segment pretax income. Additionally, beginning January 1, 2020, we have reflected the expense associated with all homebuilding employee bonuses in the respective homebuilding segment to which the employee reports, consistent with how the CODM is now evaluating homebuilding division performance and making operating decisions. Had these bonuses been reflected in a similar manner during the year ended December 31, 2019, pretax income for our homebuilding segments would have decreased by an additional $13.1 million with a corresponding decrease in our Corporate segment pretax loss.
Assets

	December 31,		Change
	2020	2019	Amount	%
	(Dollars in thousands)
West	$1,855,567	$1,461,645	$393,922	27%
Mountain	905,007	869,665	35,342	4%
East	274,937	194,592	80,345	41%
Corporate	470,909	505,507	(34,598)	(7)%
Total homebuilding assets	$3,506,420	$3,031,409	$475,011	16%
Total homebuilding assets increased 16% from December 31, 2019 to December 31, 2020. Increases in each of our homebuilding segments were the result of increases in our inventory balances. These increases were driven by a greater number of lots acquired during 2020 than those delivered to homebuyers during the year as well as an increase in homes completed or under construction as of year-end. The funds for this land acquisition and construction activity came from our Corporate segment, causing a decline in our Corporate segment's assets that was mostly offset by the net proceeds from home sales.

New Home Deliveries & Home Sale Revenues:
Changes in home sale revenues are impacted by changes in the number of new homes delivered and the average selling price of those delivered homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	December 31,
	2020			2019			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
West	4,412	$2,106,241	$477.4	3,763	$1,771,061	$470.7	17%	19%	1%
Mountain	2,530	1,293,779	511.4	2,242	1,131,568	504.7	13%	14%	1%
East	1,216	365,359	300.5	969	302,619	312.3	25%	21%	(4)%
Total	8,158	$3,765,379	$461.6	6,974	$3,205,248	$459.6	17%	17%	—%

	December 31,
	2019			2018			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
West	3,763	$1,771,061	$470.7	3,244	$1,567,141	$483.1	16%	13%	(3)%
Mountain	2,242	1,131,568	504.7	2,118	1,080,475	510.1	6%	5%	(1)%
East	969	302,619	312.3	835	334,195	400.2	16%	(9)%	(22)%
Total	6,974	$3,205,248	$459.6	6,197	$2,981,811	$481.2	13%	7%	(4)%
West Segment Commentary
For the year ended December 31, 2020, the increase in new home deliveries was the result of a 33% year-over-year increase in the number of homes in backlog to begin the year. This increase was partially offset by a decrease in backlog conversion rates in most markets due to construction delays as a result of (1) certain state and local governments not identifying residential construction as an essential business at the outset of the pandemic, which impacted our ability to physically construct homes for a short period of time and (2) more general construction related delays from the pandemic coupled with an increase in the number of homes under construction.
Mountain Segment Commentary
For the year ended December 31, 2020, the increase in new home deliveries was the result of a 16% year-over-year increase in the number of homes in backlog to begin the year.
East Segment Commentary
For the year ended December 31, 2020, the increase in new home deliveries was the result of a 53% year-over-year increase in the number of homes in backlog to begin the year. This increase was partially offset by a decrease in backlog conversion rates in most of our markets within this segment due to (1) a lower percentage of homes in backlog to start the period that were under construction at that time and (2) an increase in cancellation rates during the first half of the year, most notably in our Florida markets, resulting from the pandemic. The decrease in the average selling price of homes delivered in our East segment was the result of a greater percentage of closings from our more affordable product offerings.
Gross Margin
Our gross margin from home sales for the year ended December 31, 2020 increased 200 basis points year-over-year from 18.8% to 20.8%. Gross margin from home sales increased across each of our segments on both build-to-order and speculative home deliveries driven by price increases implemented across nearly all of our communities over the past twelve months.

Inventory Impairments
Inventory impairments recognized by segment for the years ended December 31, 2020, 2019 and 2018 are shown in the table below.

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$—	$100	$2,860
Mountain	—	—	417
East	—	435	1,227
Subtotal	—	535	4,504
Land and Land Under Development:
West	—	—	16,198
Mountain	—	400	958
East	—	—	190
Subtotal	—	400	17,346
Total Inventory Impairments	$—	$935	$21,850
The table below provides quantitative data, for the periods presented, where applicable, used in determining the fair value of the impaired inventory.

	Impairment Data			Quantitative Data
Three Months Ended	Number of Subdivisions Impaired	Inventory Impairments	Fair Value of Inventory After Impairments	Discount Rate
	(Dollars in thousands)
March 31, 2019	2	$610	$10,476		N/A
December 31, 2019	2	325	3,948		N/A
Total		$935

March 31, 2018	2	$550	$5,223		12%
June 30, 2018	1	200	767		12%
September 30, 2018	2	11,098	29,874	12%	—	18%
December 31, 2018	10	10,002	32,248	12%	—	18%
Total		$21,850

Selling, General and Administrative Expenses

	December 31,
	2020	Change	2019	Change	2018
	(Dollars in thousands)
General and administrative expenses	$184,720	$9,693	$175,027	$13,348	$161,679
General and administrative expenses as a percentage of home sale revenues	4.9%	(60) bps	5.5%	10 bps	5.4%

Marketing expenses	$95,103	$13,488	$81,615	$11,493	$70,122
Marketing expenses as a percentage of home sale revenues	2.5%	0 bps	2.5%	10 bps	2.4%

Commissions expenses	$123,395	$17,247	$106,148	$8,148	$98,000
Commissions expenses as a percentage of home sale revenues	3.3%	0 bps	3.3%	0 bps	3.3%
Total selling, general and administrative expenses	$403,218	$40,428	$362,790	$32,989	$329,801
Total selling, general and administrative expenses as a percentage of home sale revenues (SG&A Rate)	10.7%	(60) bps	11.3%	20 bps	11.1%
For the year ended December 31, 2020, the increase in our general and administrative expenses was primarily due to an increase in salaries and other compensation-related expenses due to a higher average headcount and strong operating results.
For the year ended December 31, 2020, marketing expenses increased as a result of increased deferred selling amortization and master marketing fees resulting from increased closings as well as increased compensation expense due to a higher average headcount.
For the year ended December 31, 2020, commissions expenses increased as a result of the increase in homes sale revenues year-over-year.

Other Homebuilding Operating Data
Net New Orders and Active Subdivisions:
Changes in the dollar value of net new orders are impacted by changes in the number of net new orders and the average selling price of those homes. Commentary for each of our segments on significant changes in these two metrics is provided below

	December 31,
	2020				2019				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *

	(Dollars in thousands)
West	6,099	$3,078,584	$504.8	5.29	4,263	$1,963,489	$460.6	3.91	43%	57%	10%	35%
Mountain	3,337	1,818,833	545.1	4.46	2,410	1,189,193	493.4	3.04	38%	53%	10%	47%
East	1,576	562,419	356.9	4.27	1,166	342,469	293.7	3.68	35%	64%	22%	16%
Total	11,012	$5,459,836	$495.8	4.85	7,839	$3,495,151	$445.9	3.56	40%	56%	11%	36%

	December 31,
	2019				2018				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *

	(Dollars in thousands)
West	4,263	$1,963,489	$460.6	3.91	3,316	$1,535,438	$463.0	3.71	29%	28%	(1)%	5%
Mountain	2,410	1,189,193	493.4	3.04	1,908	972,826	509.9	2.63	26%	22%	(3)%	15%
East	1,166	342,469	293.7	3.68	750	262,518	350.0	2.78	55%	30%	(16)%	32%
Total	7,839	$3,495,151	$445.9	3.56	5,974	$2,770,782	$463.8	3.16	31%	26%	(4)%	13%
*Calculated as total net new orders in period ÷ average active communities during period ÷ number of months in period

	Active Subdivisions			Average Active Subdivisions
	December 31,			Year Ended December 31,
	2020	2019	% Change	2020	2019	% Change
West	103	89	16%	96	90	7%
Mountain	60	65	(8)%	62	66	(6)%
East	31	31	—%	31	27	15%
Total	194	185	5%	189	183	3%
West Segment Commentary
For the year ended December 31, 2020, the increase in net new orders was primarily due to an increase in the monthly sales absorption rates in all of our markets in the West segment. An increase in active subdivisions within our California markets also contributed to the increase in net new orders. The increase in average selling price was due to price increases implemented over the past twelve months within nearly all of our communities as well as a shift in mix of homes sold to more expensive Southern California markets. These increases were slightly offset by a shift in mix to lower priced communities, consistent with our ongoing strategy of offering more affordable home plans.
Mountain Segment Commentary
For the year ended December 31, 2020, the increase in net new orders was due to an increase in the monthly sales absorption rates in each of our Colorado and Utah markets. The increase in average selling price was due to price increases implemented over the last twelve months within nearly all of our communities.

East Segment Commentary
For the year ended December 31, 2020, the increase in net new orders was driven by increases in the monthly sales absorption rate and the number of average active subdivisions. The increase in the average selling price of net new orders is due to price increases implemented over the last twelve months within nearly all of our communities. Additionally, we experienced a shift in mix to our mid-Atlantic market resulting from an increase in net new orders that was driven by increases in both monthly sales absorption rates and average active subdivisions.
Cancellation Rate:

	Cancellations As a Percentage of Gross Sales
	December 31,
	2020	Change	2019	Change	2018
West	17%	(1)%	18%	(2)%	20%
Mountain	22%	(2)%	24%	(3)%	27%
East	24%	—%	24%	(8)%	32%
Total	19%	(2)%	21%	(3)%	24%
Our cancellations as a percentage of gross sales (“cancellation rate”) decreased from 21% for the year ended December 31, 2019 to 19% for the year ended December 31, 2020. While our full year cancellation rate decreased, we did experience higher cancellation rates during the first and second quarter of 2020 as a result of general economic uncertainty surrounding the pandemic.
Consistent with our quarterly homebuilding operating data provided, we have also included below the cancellations as a percentage of homes in beginning backlog for each quarter during the years ended December 31, 2020 and 2019.

	Cancellations As a Percentage of Homes in Beginning Backlog
	2020				2019
	Three Months Ended
	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
West	7%	11%	14%	15%	11%	12%	13%	14%
Mountain	9%	12%	20%	22%	14%	16%	13%	14%
East	10%	18%	22%	23%	17%	22%	18%	11%
Total	8%	12%	17%	18%	13%	15%	14%	14%

    Backlog:

	December 31,
	2020			2019			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
West	3,710	$1,831,205	$493.6	2,023	$960,057	$474.6	83%	91%	4%
Mountain	2,018	1,090,557	540.4	1,211	624,672	515.8	67%	75%	5%
East	927	341,439	368.3	567	160,618	283.3	63%	113%	30%
Total	6,655	$3,263,201	$490.3	3,801	$1,745,347	$459.2	75%	87%	7%
At December 31, 2020, we had 6,655 homes in backlog with a total value of $3.26 billion, representing respective increases of 75% and 87% from December 31, 2019. The increase in the number of homes in backlog is primarily a result of the year-over-year increase in net new orders in the second half of 2020. The increase in the average selling price of homes in backlog is due to price increases implemented over the past twelve months in nearly all of our communities as well as a shift in our net new order mix in our East segment as discussed above. These increases were slightly offset by a shift in mix to lower priced communities, consistent with our ongoing strategy of offering more affordable home plans. Our ability to convert backlog into closings could be negatively impacted in future periods by the pandemic, the extent to which is highly uncertain and depends on future developments.

Homes Completed or Under Construction:

	December 31,
	2020	2019	% Change
Unsold:
Completed	48	122	(61)%
Under construction	131	255	(49)%
Total unsold started homes	179	377	(53)%
Sold homes under construction or completed	4,797	2,779	73%
Model homes under construction or completed	498	473	5%
Total homes completed or under construction	5,474	3,629	51%
The increase in sold homes under construction or completed is due to the year-over-year increase in the number of homes in backlog noted above. Total unsold started homes have decreased year-over-year due to the strong demand for new homes.
Lots Owned and Optioned (including homes completed or under construction):

	December 31, 2020			December 31, 2019
	Lots Owned	Lots Optioned	Total	Lots Owned		Lots Optioned	Total	Total % Change
West	12,335	3,460	15,795	9,538		2,805	12,343	28%
Mountain	6,279	2,591	8,870	6,654		3,879	10,533	(16)%
East	2,868	1,936	4,804	2,313		2,197	4,510	7%
Total	21,482	7,987	29,469	18,505	18,505	8,881	27,386	8%
Our total owned and optioned lots at December 31, 2020 were 29,469, up 8% from December 31, 2019, due to our land acquisition approval activity over the past year across nearly all of our markets. We believe that our total lot supply can support growth in future periods. See "Forward-Looking Statements" above.
Financial Services

	Year Ended December 31,
		Change			Change
	2020	Amount	%	2019	Amount	%	2018
	(Dollars in thousands)
Financial services revenues
Mortgage operations	$101,675	$46,453	84%	$55,222	$1,746	3%	$53,476
Other	34,157	1,374	4%	32,783	2,854	10%	29,929
Total financial services revenues	$135,832	$47,827	54%	$88,005	$4,600	6%	$83,405

Financial services pretax income
Mortgage operations	$71,017	$41,705	142%	$29,312	$(2,608)	(8)%	$31,920
Other	7,978	(22,937)	(74)%	30,915	16,475	114%	14,440
Total financial services pretax income	$78,995	$18,768	31%	$60,227	$13,867	30%	$46,360
For the year ended December 31, 2020, our financial services pretax income increased $18.8 million or 31% from the same period in the prior year. The increase was due to our mortgage operations, which saw an increase in pretax income of $42 million due to (1) a higher interest rate lock volume driven by the year-over-year increase in homes in backlog, (2) an increased Capture Rate and (3) an increased profit margin on loans originated during the year due to diminished competition driven by the refinance volume experienced by the mortgage industry during the year. This increase was partially offset by a decrease in our other financial services segment, which had $8.3 million of net losses on equity securities during the period as compared to $11.8 million of net gains for the same period in the prior year.

The table below sets forth information for our mortgage operations relating to mortgage loans originated and capture rate.

	Year Ended December 31,
	2020	% or Percentage Change	2019	% or Percentage Change	2018
	(Dollars in thousands)
Total Originations:
Loans	5,688	30%	4,361	15%	3,783
Principal	$2,140,229	35%	$1,585,487	15%	$1,380,164
Capture Rate Data:
Capture rate as % of all homes delivered	69%	7%	62%	1%	61%
Capture rate as % of all homes delivered (excludes cash sales)	72%	5%	67%	1%	66%
Mortgage Loan Origination Product Mix:
FHA loans	22%	3%	19%	4%	15%
Other government loans (VA & USDA)	21%	1%	20%	1%	19%
Total government loans	43%	4%	39%	5%	34%
Conventional loans	57%	(4)%	61%	(5)%	66%
	100%	—%	100%	—%	100%
Loan Type:
Fixed rate	100%	2%	98%	1%	97%
ARM	—%	(2)%	2%	(1)%	3%
Credit Quality:
Average FICO Score	735	—%	738	—%	741
Other Data:
Average Combined LTV ratio	85%	2%	83%	2%	81%
Full documentation loans	100%	—%	100%	—%	100%
Loans Sold to Third Parties:
Loans	3,958	(6)%	4,217	13%	3,738
Principal	$2,104,624	37%	$1,532,214	12%	$1,364,246
Income Taxes
We recorded an income tax provision of $89.9 million, $66.7 million and $53.1 million for the years ended December 31, 2020, 2019 and 2018, respectively, and our resulting effective income tax rates were 19.7%, 21.9% and 20.1%, respectively. Our tax provision and effective tax rate is driven by (i) pre-tax book income for the full year, adjusted for items that are deductible/non-deductible for tax purposes only (i.e., permanent items); (ii) benefits from federal energy credits; (iii) taxable income generated in state jurisdictions that varies from consolidated income and (iv) stock based compensation windfalls recorded as discrete items. The difference between our effective tax rate for the year ended December 31, 2020 and the federal statutory rate was primarily due to 5.1% in benefits for federal energy credits and 1.7% in benefits for stock based compensation windfalls, partially offset by 3.8% in state taxes and 1.8% for limitations on deductible executive compensation.

LIQUIDITY AND CAPITAL RESOURCES
We use our liquidity and capital resources to (1) support our operations, including the purchase of land, land development and construction of homes; (2) provide working capital; and (3) provide mortgage loans for our homebuyers. Our liquidity includes our cash and cash equivalents, marketable securities, Revolving Credit Facility (as defined below) and Mortgage Repurchase Facility (as defined below). Additionally, we have an existing effective shelf registration statement that allows us to issue equity, debt or hybrid securities up to $2.0 billion. Following the issuance of $350 million of 2.500% senior notes on January 11, 2021 (see Note 24, Subsequent Events, in the notes to the financial statements for further discussion), $1.35 billion remains on our effective shelf registration statement.
Capital Resources
Our capital structure is primarily a combination of (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our 5.500% senior notes due 2024, 3.850% senior notes due 2030 and our 6.000% senior notes due 2043; (3) our Revolving Credit Facility and (4) our Mortgage Repurchase Facility. On January 11, 2021, we completed an offering of $350 million of 2.500% senior notes due January 2031 (see Note 24, Subsequent Events, in the notes to the financial statements for further discussion). Because of our current balance of cash, cash equivalents, ability to access the capital markets, and available capacity under both our Revolving Credit Facility and Mortgage Repurchase Facility, we believe that our capital resources are adequate to satisfy our short and long-term capital requirements, including meeting future payments on our senior notes as they become due. See “Forward-Looking Statements” above.
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
Revolving Credit Facility. We have an unsecured revolving credit agreement (“Revolving Credit Facility”) with a group of lenders, which may be used for general corporate purposes. This agreement was amended on December 28, 2020 to (1) increase the aggregate commitment from $1.0 billion to $1.2 billion (the "Commitment"), (2) extend the Revolving Credit Facility maturity of $1.125 billion of the Commitments to December 18, 2025 with the remaining Commitment continuing to terminate on December 18, 2023 and (3) provide that the aggregate amount of the commitments may increase to an amount not to exceed $1.7 billion upon our request, subject to receipt of additional commitments from existing or additional lenders and, in the case of additional lenders, the consent of the co-administrative agents. As defined in the Revolving Credit Facility, interest rates on base rate borrowings are equal to the highest of (1) 0.0%, (2) a prime rate, (3) a federal funds effective rate plus 1.50%, and (4) a specified eurocurrency rate plus 1.00% and, in each case, plus a margin that is determined based on our credit ratings and leverage ratio. Interest rates on eurocurrency borrowings are equal to a specified eurocurrency rate plus a margin that is determined based on our credit ratings and leverage ratio. At any time at which our leverage ratio, as of the last day of the most recent calendar quarter, exceeds 55%, the aggregate principal amount of all consolidated senior debt borrowings outstanding may not exceed the borrowing base. There is no borrowing base requirement if our leverage ratio, as of the last day of the most recent calendar quarter, is 55% or less.
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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of December 31, 2020.
As of December 31, 2020, we had $10.0 million in borrowings and $25.1 million in letters of credit outstanding under the Revolving Credit Facility, leaving remaining borrowing capacity of $1.16 billion.
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

The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased by $50 million on December 28, 2020 effective through January 27, 2021. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased by $75 million on December 24, 2019 effective through January 22, 2020, which increased the maximum aggregate commitment from $75 million to $150 million. At December 31, 2020 and 2019, HomeAmerican had $202.4 million and $149.6 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is based on a LIBOR rate or successor benchmark rate.
The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of December 31, 2020.
Dividends
In the years ended December 31, 2020 and 2019, we paid dividends of $1.39 per share and $1.18 per share, respectively. In addition to the cash dividends paid, the Company distributed a stock dividend of 8% during 2019.
MDC Common Stock Repurchase Program
At December 31, 2020, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock under this repurchase program during the year ended December 31, 2020.

Consolidated Cash Flow
Our operating cash flows are primarily impacted by: (1) land purchases and construction of homes; (2) closing homes and the associated timing of collecting receivables from home closings; (3) sales of mortgage loans originated by HomeAmerican; (4) payments on accounts payables and accrued liabilities; and (5) funding for payroll. When we close on the sale of a house, our homebuilding subsidiaries will generally receive the proceeds from the sale of the homes within a few days of the home being closed. Therefore, our home sales receivable balance can increase or decrease from period to period based upon the timing of our home closings. Additionally, the amount of mortgage loans held-for-sale can be impacted period to period based upon the number of mortgage loans that were originated by HomeAmerican that have not been sold to third party purchasers and by the timing of fundings by third party mortgage purchasers. Accordingly, mortgage loans held-for-sale may increase if HomeAmerican originates more homes towards the end of one reporting period when compared with the same period in the previous year. HomeAmerican will generally sell mortgage loans it originates between 5 to 35 days after origination.
Operating Cash Flow Activities
For the year ended December 31, 2020, net cash used in operating activities was $23.1 million compared with net cash provided by operating activities of $57.8 million in the prior year. Cash used to increase housing completed or under construction was $449.9 million for the year ended December 31, 2020 as our homes in inventory increased by 1,845 homes year-over-year. Cash used to increase housing completed or under construction was only $83.5 million in the prior year as homes in inventory increased by 561 homes from December 31, 2018. During the year ended December 31, 2020, cash used to increase land and land under development was $15.0 million compared to $149.6 million in the prior year. The most significant source of cash provided by operating activities in all years was net income.
Investing Flow Activities
For the year ended December 31, 2020, net cash provided by investing activities was $21.7 million compared with net cash used in investing activities of $28.8 million in the prior year. The primary driver of this increase in cash from investing activities relates to $48.5 million in net cash provided by the sale of marketable securities during the year. Cash used to purchase property and equipment remained consistent year-over-year.
Financing Cash Flow Activities
For the year ended December 31, 2020, net cash provided by financing activities was $31.2 million compared with net cash used in financing activities of $25.0 million in the prior year. The primary driver of this increase in cash provided by financing activities is due to $48.1 million in net proceeds from the issuance of senior notes during the year. In addition, increases in advances on the mortgage repurchase facility driven by the increase in mortgage loans held-for-sale as of December 31, 2020 and net proceeds received in connection with the issuance of shares under stock-based compensation programs driven by a greater number of stock-options exercised during the year also contributed to the increase in cash provided by financing activities. Cash used to fund dividend payments increased year-over year as a result of the 10% increase in the cash dividend declared in January 2020 and the 21% increase in the cash dividend declared in October 2020.
Off-Balance Sheet Arrangements
Lot Option Purchase Contracts. In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At December 31, 2020, we had deposits of $30.0 million in the form of cash and $7.9 million in the form of letters of credit that secured option contracts to purchase 7,987 lots for a total estimated purchase price of $591.4 million.
Surety Bonds and Letters of Credit. At December 31, 2020, we had outstanding surety bonds and letters of credit totaling $261.0 million and $127.1 million, respectively, including $102.0 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $117.4 million and $85.6 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

We have made no material guarantees with respect to third-party obligations.
Contractual Obligations
The table below summarizes our known contractual obligations at December 31, 2020.

	Payments due by Period (in thousands)
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Senior notes	$1,050,000	$—	$—	$250,000	$800,000
Interest on senior notes	$832,850	55,300	110,600	89,975	576,975
Operating leases	$35,783	6,773	13,307	10,987	4,716
Total (1)	$1,918,633	$62,073	$123,907	$350,962	$1,381,691
_____________________________
(1)The table above excludes $202.4 million of mortgage loans that we are obligated to repurchase under our Mortgage Repurchase Facility since it is not long-term indebtedness. Additionally, there were outstanding performance bonds and letters of credit totaling approximately $261.0 million and $127.1 million, respectively, at December 31, 2020 , which have been excluded from the table above due to the uncertainty as to whether any payments may be made.
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

If events or circumstances indicate that the carrying value of our inventory may not be recoverable, assets are reviewed for impairment by comparing the undiscounted estimated future cash flows from an individual subdivision (including capitalized interest) to its carrying value. We generally determine the estimated fair value of each subdivision by determining the present value of the estimated future cash flows at discount rates, which are Level 3 inputs (see Note 7, Fair Value Measurements, in the notes to the financial statements for definitions of fair value inputs), that are commensurate with the risk of the subdivision under evaluation. The evaluation for the recoverability of the carrying value of the assets for each individual subdivision can be impacted significantly by our estimates of future home sale revenues, home construction costs, and development costs per home, all of which are Level 3 inputs. These estimates of undiscounted future cash flows are dependent on specific market or sub-market conditions for each subdivision. While we consider available information to determine what we believe to be our best estimates as of the end of a reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change. Local market-specific conditions that may impact these estimates for a subdivision include:
•historical subdivision results, and actual and trending Operating Margin, base selling prices and home sales incentives;
•forecasted Operating Margin for homes in backlog;
•the intensity of competition within a market or sub-market, including publicly available home sales prices and home sales incentives offered by our competitors;
•increased levels of home foreclosures;
•the current sales pace for active subdivisions;
•subdivision specific attributes, such as location, availability and size of lots in the sub-market, desirability and uniqueness of subdivision location and the size and style of homes currently being offered;
•potential for alternative home styles to respond to local market conditions;
•changes by management in the sales strategy of a given subdivision; and
•current local market economic and demographic conditions and related trends and forecasts.
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
If the undiscounted future cash flows of a subdivision are less than its carrying value, the carrying value of the subdivision is written down to its then estimated fair value. We determine the estimated fair value of each subdivision either: (1) by determining the present value of the estimated future cash flows at discount rates that are commensurate with the risk of the subdivision under evaluation; or (2) assessing the market value of the land in its current condition by considering the estimated price a willing buyer would pay for the land (other than in a forced liquidation), and recent land purchase transactions that we believe are indicators of fair value. The estimated future cash flows are the same for both our recoverability and fair value assessments. Factors we consider when determining the discount rate to be used for each subdivision include, among others:
•the number of lots in a given subdivision;
•the amount of future land development costs to be incurred;
•risks associated with the home construction process, including the stage of completion for the entire subdivision and the number of owned lots under construction; and
•the estimated remaining lifespan of the subdivision.

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
As of December 31, 2020, our cash and cash equivalents included commercial bank deposits and money market funds, with maturities of three months or less.
We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments and debt. Derivative instruments utilized in the normal course of business by HomeAmerican include interest rate lock commitments and forward sales of mortgage-backed securities, which are used to manage the price risk on fluctuations in interest rates on our mortgage loans in inventory and interest rate lock commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed at December 31, 2020 had an aggregate principal balance of $230.5 million, all of which were under interest rate lock commitments at an average interest rate of 2.69%. In addition, HomeAmerican had mortgage loans held-for-sale with an aggregate principal balance of $222.3 million at December 31, 2020, of which $91.1 million had not yet been committed to a mortgage purchaser and had an average interest rate of 2.74%. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale which had not yet been committed to a mortgage purchaser, HomeAmerican had forward sales of securities totaling $203.0 million and $108.5 million at December 31, 2020 and 2019, respectively.
HomeAmerican provides mortgage loans that generally are sold forward and subsequently delivered to a third-party purchaser between 5 and 35 days. Forward commitments are used for non-trading purposes to sell mortgage loans and hedge price risk due to fluctuations in interest rates on rate-locked mortgage loans in process that have not closed. Due to this economic hedging philosophy, the market risk associated with these mortgages is limited. For forward sales commitments, as well as commitments to originate mortgage loans that are still outstanding at the end of a reporting period, we record the fair value of the derivatives in the consolidated statements of operations and comprehensive income with an offset to either derivative assets or liabilities, depending on the nature of the change.
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

At December 31, 2020, we had $202.4 million of mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported under Mortgage Repurchase Facility in the consolidated balance sheets. The following table provides the maturities, average interest rate and estimated fair value of significant financial instruments that are sensitive to changes in interest rates at December 31, 2020.

	Maturities through December 31,							Estimated Fair Value
	2021	2022	2023	2024	2025	Thereafter	Total
	(Dollars in thousands)
Assets:
Mortgage loans held for sale (1)
Fixed Rate	$222,280	$—	$—	$—	$—	$—	$222,280	$232,556
Average interest rate	2.74%						2.74%
Liabilities:
Fixed rate debt	$—	$—	$—	$250,000	$—	$800,000	$1,050,000	$1,274,135
Average interest rate				5.50%		5.19%	5.27%
Mortgage facility	$202,390	$—	$—	$—	$—	$—	$202,390	$202,390
Average interest rate	2.04%						2.04%
Derivative Financial Instruments:
Commitments to originate mortgage loans
Notional amount	$230,455	$—	$—	$—	$—	$—	$230,455	$8,710
Average interest rate	2.69%						2.69%
Forward sales of mortgage backed securities
Notional amount	$203,000	$—	$—	$—	$—	$—	$203,000	$(1,348)
Average interest rate	2.10%						2.10%
__________________________________
(1)All the amounts in this line reflect the expected 2021 disposition of these loans rather than the actual scheduled maturity dates of these mortgages.
34

Item 8. Consolidated Financial Statements.
M.D.C. HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
M.D.C. Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of M.D.C. Holdings, Inc. (the Company) as of December 31, 2020 and 2019, the consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 2, 2021 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of Insurance Reserves
Description of the Matter	At December 31, 2020, the insurance reserves totaled $61.6 million for the estimated incurred cost of construction defect claims. As more fully described in Note 1 to the consolidated financial statements, the Company establishes the reserves for estimated losses based on actuarial studies that include known facts and interpretations of circumstances.

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

To test the estimate of reserves, our audit procedures included, among others, utilizing an internal actuarial specialist to evaluate the actuarial study utilized by management and to perform independent calculations to determine a range of reasonable reserves and to compare this range to the recorded insurance reserves. Additionally, we tested the completeness and accuracy of the underlying claims data provided to management's actuarial specialist, evaluated the change in the reserves from the prior year based upon current year trends in claim data, and performed hindsight reviews of past estimates compared to actual claim payments.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2000.
Denver, Colorado
February 2, 2021

M.D.C. HOLDINGS, INC.
Consolidated Balance Sheets

	December 31, 2020	December 31, 2019
	(Dollars in thousands, except per share amounts)
ASSETS
Homebuilding:
Cash and cash equivalents	$411,362	$424,186
Restricted cash	15,343	14,279
Trade and other receivables	72,466	65,829
Inventories:
Housing completed or under construction	1,486,587	1,036,191
Land and land under development	1,345,643	1,330,384
Total inventories	2,832,230	2,366,575
Property and equipment, net	61,880	60,414
Deferred tax assets, net	11,454	21,768
Prepaids and other assets	101,685	78,358
Total homebuilding assets	3,506,420	3,031,409
Financial Services:
Cash and cash equivalents	77,267	35,747
Marketable securities	—	56,747
Mortgage loans held-for-sale, net	232,556	197,021
Other assets	48,677	17,432
Total financial services assets	358,500	306,947
Total Assets	$3,864,920	$3,338,356
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$98,862	$87,364
Accrued and other liabilities	300,735	245,940
Revolving credit facility	10,000	15,000
Senior notes, net	1,037,391	989,422
Total homebuilding liabilities	1,446,988	1,337,726
Financial Services:
Accounts payable and accrued liabilities	95,630	68,529
Mortgage repurchase facility	202,390	149,616
Total financial services liabilities	298,020	218,145
Total Liabilities	1,745,008	1,555,871
Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized; 64,851,126 and 62,574,961 issued and outstanding at December 31, 2020 and December 31, 2019, respectively	649	626
Additional paid-in-capital	1,407,597	1,348,733
Retained earnings	711,666	433,126
Total Stockholders' Equity	2,119,912	1,782,485
Total Liabilities and Stockholders' Equity	$3,864,920	$3,338,356
The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Income

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$3,765,379	$3,205,248	$2,981,811
Home cost of sales	(2,982,668)	(2,600,196)	(2,415,139)
Inventory impairments	—	(935)	(21,850)
Total cost of sales	(2,982,668)	(2,601,131)	(2,436,989)
Gross margin	782,711	604,117	544,822
Selling, general and administrative expenses	(403,218)	(362,790)	(329,801)
Interest and other income	4,233	9,070	7,718
Other expense	(5,209)	(5,635)	(5,245)
Homebuilding pretax income	378,517	244,762	217,494

Financial Services:
Revenues	135,832	88,005	83,405
Expenses	(52,465)	(45,001)	(38,200)
Other income (expense), net	(4,372)	17,223	1,155
Financial services pretax income	78,995	60,227	46,360

Income before income taxes	457,512	304,989	263,854
Provision for income taxes	(89,930)	(66,677)	(53,074)
Net income	$367,582	$238,312	$210,780

Other comprehensive loss related to available-for-sale securities, net of tax	—	—	—
Comprehensive income	$367,582	$238,312	$210,780

Earnings per share:
Basic	$5.76	$3.84	$3.46
Diluted	$5.58	$3.72	$3.39

Weighted average common shares outstanding
Basic	63,455,422	61,616,988	60,571,123
Diluted	65,441,279	63,702,666	61,830,761
The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Stockholders' Equity
(Dollars in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 31, 2017	56,123,228	$561	$1,144,570	$258,164	$3,992	$1,407,287
Cumulative effect of newly adopted accounting standards (Note 2)	—	—	—	5,766	(3,992)	1,774
Balance at Balance at January 1, 2018	56,123,228	$561	$1,144,570	$263,930	$—	$1,409,061
Net Income	—	—	—	210,780	—	210,780
Shares issued under stock-based compensation programs, net	497,024	5	9,855	—	—	9,860
Cash dividends declared	—	—	—	(67,718)	—	(67,718)
Stock-based compensation expense	—	—	14,017	—	—	14,017
Forfeiture of restricted stock	(4,900)	—	—	—	—	—
Balance at December 31, 2018	56,615,352	$566	$1,168,442	$406,992	$—	$1,576,000
Cumulative effect of newly adopted accounting standards (Note 2)	—	—	—	(67)	—	(67)
Balance at January 1, 2019	56,615,352	$566	$1,168,442	$406,925	$—	$1,575,933
Net Income	—	—	—	238,312	—	238,312
Shares issued under stock-based compensation programs, net	1,429,993	15	15,326	—	—	15,341
Cash dividends declared	—	—	—	(73,020)	—	(73,020)
Stock dividend declared	4,534,908	45	138,949	(139,091)	—	(97)
Stock-based compensation expense	—	—	26,016	—	—	26,016
Forfeiture of restricted stock	(5,292)	—	—	—	—	—
Balance at December 31, 2019	62,574,961	$626	$1,348,733	$433,126	$—	$1,782,485
Cumulative effect of newly adopted accounting standards (Note 2)	—	—	—	(34)	—	(34)
Balance at January 1, 2020	62,574,961	$626	$1,348,733	$433,092	$—	$1,782,451
Net Income	—	—	—	367,582	—	367,582
Shares issued under stock-based compensation programs, net	2,278,020	23	28,802	—	—	28,825
Cash dividends declared	—	—	—	(89,008)	—	(89,008)
Stock-based compensation expense	—	—	30,062	—	—	30,062
Forfeiture of restricted stock	(1,855)	—	—	—	—	—
Balance at December 31, 2020	64,851,126	$649	$1,407,597	$711,666	$—	$2,119,912
The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Operating Activities:
Net income	$367,582	$238,312	$210,780
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	30,062	26,016	14,017
Depreciation and amortization	27,166	23,054	21,326
Inventory impairments	—	935	21,850
Net (gain) loss on marketable equity securities	8,285	(11,797)	3,745
Amortization of discount / premiums on marketable debt securities	—	—	(366)
Deferred income tax expense	10,688	13,670	3,729
Net changes in assets and liabilities:
Trade and other receivables	(12,815)	(12,997)	(4,638)
Mortgage loans held-for-sale	(35,535)	(47,810)	(11,097)
Housing completed or under construction	(449,882)	(83,484)	(12,082)
Land and land under development	(15,032)	(149,577)	(304,250)
Prepaids and other assets	(44,932)	(4,694)	(245)
Accounts payable and accrued liabilities	91,318	66,205	49,325
Net cash provided by (used in) operating activities	(23,095)	57,833	(7,906)
Investing Activities:
Purchases of marketable securities	(10,804)	(11,708)	(18,850)
Maturities of marketable securities	—	—	50,000
Sales of marketable securities	59,266	7,637	16,230
Purchases of property and equipment	(26,777)	(24,714)	(27,166)
Net cash provided by (used in) investing activities	21,685	(28,785)	20,214
Financing Activities:
Advances on mortgage repurchase facility, net	52,774	32,801	4,475
Payments on homebuilding line of credit, net	(5,000)	—	—
Payments of senior notes	(250,000)	—	—
Proceeds from issuance of senior notes	298,050	—	—
Dividend payments	(89,008)	(73,117)	(67,718)
Payments of deferred debt issuance costs	(4,471)	—	(3,026)
Issuance of shares under stock-based compensation programs, net	28,825	15,341	9,860
Net cash provided by (used in) financing activities	31,170	(24,975)	(56,409)
Net increase (decrease) in cash, cash equivalents and restricted cash	29,760	4,073	(44,101)
Cash, cash equivalents and restricted cash:
Beginning of year	474,212	470,139	514,240
End of year	$503,972	$474,212	$470,139
Reconciliation of cash, cash equivalents and restricted cash:
Homebuilding:
Cash and cash equivalents	$411,362	$424,186	$414,724
Restricted cash	15,343	14,279	6,363
Financial Services:
Cash and cash equivalents	77,267	35,747	49,052
Total cash, cash equivalents and restricted cash	$503,972	$474,212	$470,139
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
Equity securities. Our equity securities consist of holdings in common stock and exchange traded funds and are recorded at fair value with all changes in fair value recorded to other income / (expense), net in the financial services section of our consolidated statements of operations and comprehensive income. On January 1, 2018, we adopted Accounting Standards Update ("ASU") 2016-01 using a modified retrospective transition method. Prior to this amendment, our equity investments with readily determinable fair values were classified as available for sale with changes in fair value initially recorded through other comprehensive income, subject to an assessment to determine if any unrealized loss, if applicable, was other-than-temporary. See Note 2 for further discussion of adoption of new accounting standards.
Debt securities. Our debt securities consist of U.S. government securities and are treated as available-for-sale investments and, as such, are recorded at fair value with all changes in fair value initially recorded through other comprehensive income, subject to an assessment to determine if any unrealized loss, if applicable, is other-than-temporary.
Restricted Cash. We receive cash earnest money deposits from our customers who enter into home sale contracts. In certain states we are restricted from using such deposits for general purposes, unless we take measures to release state imposed restrictions on such deposits received from homebuyers, which may include posting blanket surety bonds. We had $15.3 million and $14.3 million in restricted cash related to homebuyer deposits at December 31, 2020 and 2019, respectively.
Trade and Other Receivables. Trade and other receivables primarily includes home sale receivables, which reflects cash to be received from title companies or outside brokers associated with closed homes. Generally, we will receive cash from title companies and outside brokers within a few days of the home being closed. At December 31, 2020 and 2019, receivables from contracts with customers were $49.2 million and $46.6 million, respectively, and are included in trade and other receivables on the accompanying consolidated balance sheets.

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
Property and Equipment, net. Property and equipment is carried at cost less accumulated depreciation. For property and equipment related to on-site sales facilities, depreciation is recorded using the units of production method as homes are delivered. For all other property and equipment, depreciation is recorded using a straight-line method over the estimated useful lives of the related assets, which range from 2 to 29 years. Depreciation and amortization expense for property and equipment was $26.1 million, $22.8 million and $20.5 million for the years ended December 31, 2020, 2019 and 2018, respectively which is recorded in selling, general and administrative expenses in the homebuilding or financial services sections of our consolidated statements of operations and comprehensive income.
The following table sets forth the cost and carrying value of our homebuilding property and equipment by major asset category.

	Cost	Accumulated Depreciation and Amortization	Carrying Value
December 31, 2020:	(Dollars in thousands)
Sales facilities	$71,870	$(34,272)	$37,598
Airplane	31,230	(10,813)	20,417
Computer software and equipment	23,801	(21,997)	1,804
Leasehold improvements	7,640	(6,357)	1,283
Other	2,361	(1,583)	778
Total	$136,902	$(75,022)	$61,880

December 31, 2019:
Sales facilities	$60,964	$(25,802)	$35,162
Airplane	31,230	(10,145)	21,085
Computer software and equipment	22,660	(20,730)	1,930
Leasehold improvements	7,339	(5,817)	1,522
Other	2,056	(1,341)	715
Total	$124,249	$(63,835)	$60,414
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

Variable Interest Entities. In accordance with ASC Topic 810, Consolidation (“ASC 810”), we analyze our land option contracts and other contractual arrangements to determine whether the corresponding land sellers are variable interest entities (“VIEs”) and, if so, whether we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact VIE’s economic performance, including, but not limited to, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. We also consider whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. We have concluded that, as of December 31, 2020 and 2019, we were not the primary beneficiary of any VIEs from which we are purchasing land under land option contracts.
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
Based on our analysis, we have concluded that as of December 31, 2020 and 2019, our goodwill was not impaired.
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
We assess the reasonableness and adequacy of the reserve and the per-unit reserve amount originally included in home cost of sales, as well as the timing of the reversal of any excess reserve on a quarterly basis, using historical payment data and other relevant information. Our warranty accrual is included in accrued and other liabilities in the homebuilding section of our consolidated balance sheets and adjustments to our warranty accrual are recorded as an increase or reduction to home cost of sales in the homebuilding section of our consolidated statements of operations and comprehensive income. See Note 13 to the Consolidated Financial Statements.
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
At December 31, 2020 and 2019, we had interest rate lock commitments with aggregate principal balances of $230.5 million and $104.5 million, respectively, at average interest rates of 2.69% and 3.72% respectively. In addition, we had $91.1 million and $58.5 million of mortgage loans held-for-sale at December 31, 2020 and 2019, respectively, that had not yet been committed to a mortgage purchaser. In order to economically hedge the changes in fair value of our interest rate lock commitments and mortgage loans held-for-sale which had not yet been committed to a mortgage purchaser, we had forward sales of securities totaling $203.0 million and $108.5 million at December 31, 2020 and 2019, respectively.
For the years ended December 31, 2020, 2019 and 2018, we recorded net gains (losses) on our derivatives of $4.7 million, $0.3 million and $0.4 million, respectively. For further discussion of our policies regarding interest rate lock commitments, see our “Revenue Recognition for HomeAmerican” accounting policy section below.
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
We measure mortgage loans held-for-sale at fair value with the changes in fair value being reported in earnings at each reporting date. The impact of recording changes in fair value to earnings did not have a material impact on our financial position, results of operations or cash flows during the years ended December 31, 2020, 2019 or 2018. Our net gains on the sale of mortgage loans were $93.3 million, $55.3 million and $41.6 million for the years ended December 31, 2020, 2019 and 2018, respectively, and are included as a component of revenues in the financial services section of the consolidated statements of operations and comprehensive income.
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

Stock-Based Compensation Expense. In accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), stock-based compensation expense for all share-based payment awards is based on the grant date fair value. For stock option awards granted with just service and/or performance conditions, we estimate the fair value using a Black-Scholes option pricing model. For any stock option awards granted that contain a market condition, we estimate the fair value using a Monte Carlo simulation model. We recognize expense for share-based payment awards based on their varying vesting conditions as follows:
•Awards with service-based vesting conditions only – Expense is recognized on a straight-line basis over the requisite service period of the award.
•Awards with performance-based vesting conditions – Expense is not recognized until it is determined that it is probable the performance-based conditions will be met. When achievement of a performance-based condition is probable, a catch-up of expense will be recorded as if the award had been vesting on a straight-line basis from the award date. The award will continue to be expensed on a straight-line basis until the probability of achieving the performance-based condition changes, if applicable.
•Awards with market-based vesting conditions (“Market-Based”) – Expense is recognized on a straight-line basis over the requisite service period, which is the lesser of the derived service period or the explicit service period, if one is present. However, if the market condition is satisfied prior to the end of the requisite service period, we will accelerate all remaining expense to be recognized.
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

2.    Recently Issued Accounting Standards
Adoption of New Accounting Standards
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires measurement and recognition of expected credit losses for financial assets held. The amendments in ASU 2016-13 eliminate the probable threshold for initial recognition of a credit loss in current GAAP and reflect an entity’s current estimate of all expected credit losses. On January 1, 2020, we adopted ASU 2016-13 using the modified retrospective transition method, resulting in a cumulative effect adjustment that decreased the opening balance of retained earnings by less than $0.1 million. The standard did not materially impact our consolidated statements of operations and comprehensive income or consolidated cash flows.

In March 2020, the Securities and Exchange Commission ("SEC") adopted amendments to the financial disclosure requirements applicable to registered debt offerings that include credit enhancements, such as subsidiary guarantees, in Rule 3-10 of Regulation S-X. The amended rule focuses on providing material, relevant and decision-useful information regarding guarantees and other credit enhancements, while eliminating certain prescriptive requirements. The rule is effective January 4, 2021 but earlier compliance is permitted. The Company adopted these amendments on June 30, 2020. As the combined assets, liabilities and results of operations of M.D.C. Holdings, Inc. and the Guarantor Subsidiaries (the “Obligor Group”) are not materially different from those in the homebuilding section of our consolidated balance sheets and consolidated statements of operations and comprehensive income, separate summarized financial information of the Obligor Group has not been included. See Note 25 for further information regarding subsidiary guarantees.

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

The adoption of ASC 842 resulted in the recording of additional net lease assets and lease liabilities of $34.2 million and $34.3 million , respectively, as of January 1, 2019. The difference between the additional lease assets and lease liabilities, net of the deferred tax impact, was recorded as an adjustment to retained earnings. The operating lease right-of-use asset and lease liability is included as a component of prepaids and other assets and accrued and other liabilities, respectively, in the homebuilding section and other assets and accounts payable and accrued liabilities, respectively, in the financial services section of our consolidated balance sheet. The standard did not materially impact our consolidated statements of operations and comprehensive income or consolidated cash flows.
ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) (“ASU 2018-02”). ASU 2018-02 allows for a reclassification from accumulated other comprehensive income to retained earnings for certain tax effects resulting from the Tax Cuts and Jobs Act that was signed into law in December 31, 2017 (the “Act”). ASU 2018-02 is effective for our interim and annual reporting periods beginning January 1, 2018, and is to be applied either (a) at the beginning of the period of adoption or (b) retrospectively to each period in which the income tax effects of the Act related to items remaining in accumulated other comprehensive income are recognized. On January 1, 2018, we adopted ASU 2018-02 by recognizing an adjustment to the opening balance of retained earnings for certain tax effects related to net unrealized gains on equity investments. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the period. See Note 6 for a summary of transition adjustments impacting accumulated other comprehensive income.
ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). On January 1, 2018, we adopted ASU 2016-01 using a modified retrospective transition method. Prior to this amendment, our equity investments with readily determinable fair values were classified as available for sale with changes in fair value being reported through other comprehensive income. Under the amended standard, any changes in fair value of equity investments with readily determinable fair values are now recognized in net income. We adopted the changes from ASU 2016-01 by recognizing an adjustment to beginning retained earnings for our net unrealized gains/losses on equity investments with readily determinable fair values. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the period. See Note 6 for a summary of transition adjustments impacting accumulated other comprehensive income.

ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). In May 2014, ASU 2014-09 was issued which created ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) and is a comprehensive new revenue recognition model. In addition, ASU 2014-09 amended ASC 340, Other Assets and Deferred Costs, by adding ASC 340-40, Other Assets and Deferred Costs – Contracts with Customers (“ASC 340-40”). On January 1, 2018, we adopted ASC 606 and ASC 340-40 using the modified retrospective transition method applied to contracts that were not completed as of January 1, 2018. We recognized the cumulative effect of initially applying ASC 606 and ASC 340-40 as an adjustment to the opening balance of retained earnings resulting in an increase to the opening balance of $1.8 million. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the period. As a result of adopting ASC 606 and ASC 340-40, there was not a material impact to our consolidated balance sheets or consolidated statements of operations and comprehensive income.
3.    Supplemental Income Statement and Cash Flow Disclosure
The table below details homebuilding interest and other income and financial services other income (expense), net:

	Year Ended December 31,
	2020	2019	2018
Homebuilding	(Dollars in thousands)
Interest and other income
Interest income	$2,711	$7,797	$6,376
Other income	1,522	1,273	1,342
Total	$4,233	$9,070	$7,718
Financial Services
Other income (expense), net
Interest income	$3,578	$4,404	$4,031
Dividend income	335	1,022	869
Gain (loss) on marketable equity securities, net	(8,285)	11,797	(3,745)
Total	$(4,372)	$17,223	$1,155
The table below sets forth supplemental disclosures of cash flow information and non-cash investing and financing activities.

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Cash paid for:
Interest, net of interest capitalized	$685	$685	$726
Income taxes	$72,988	$56,476	$30,157

4.    Segment Reporting
An operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Chief Operating Decision Maker (“CODM”), or decision-making group, to evaluate performance and make operating decisions. We have identified our CODM as two key executives—the Executive Chairman and the Chief Executive Officer (“CEO”).
We have identified each homebuilding division as an operating segment. Our homebuilding operating segments have been aggregated into the reportable segments noted below because they are similar in the following regards: (1) economic characteristics; (2) housing products; (3) class of homebuyer; (4) regulatory environments; and (5) methods used to construct and sell homes. Our homebuilding reportable segments are as follows:
•West (Arizona, California, Nevada, Washington and Oregon)
•Mountain (Colorado and Utah)
•East (mid-Atlantic, which includes Virginia and Maryland, and Florida)

Our financial services business consists of the following operating segments: (1) HomeAmerican; (2) Allegiant; (3) StarAmerican; (4) American Home Insurance; and (5) American Home Title. Due to its contributions to consolidated pretax income we consider HomeAmerican to be a reportable segment (“mortgage operations”). The remaining operating segments have been aggregated into one reportable segment (“other”) because they do not individually exceed 10 percent of (1) consolidated revenue; (2) the greater of (a) combined reported profit of all operating segments that did not report a loss or (b) the positive value of the combined reported loss of all operating segments that reported losses; or (3) consolidated assets.
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
On a periodic basis, we assess our Corporate cost allocation estimates. Our most recent assessment resulted in increases in Corporate cost allocations to both our homebuilding and financial services segments beginning January 1, 2020, to reflect the use of centralized administrative functions. Applying the most recent cost allocation estimate to the year ended December 31, 2019 would have resulted in decreased pretax income for our homebuilding and financial services segments of approximately $11.1 million and $1.6 million, respectively, with corresponding decrease in our Corporate segment pretax loss. Additionally, beginning January 1, 2020, we have reflected the expense associated with all homebuilding employee bonuses in the respective homebuilding segment to which the employee reports, consistent with how the CODM is now evaluating homebuilding division performance and making operating decisions. Had these bonuses been reflected in a similar manner during the year ended December 31, 2019, pretax income for our homebuilding segments would have decreased by an additional $13.1 million with a corresponding decrease in our Corporate segment pretax loss.
The following tables present revenue and pretax income / (loss) relating to our homebuilding and financial services operations:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Homebuilding
West	$2,106,241	$1,771,060	$1,567,141
Mountain	1,293,779	1,131,568	1,080,475
East	365,359	302,620	334,195
Total homebuilding revenues	$3,765,379	$3,205,248	$2,981,811

Financial Services
Mortgage operations	$101,675	$55,222	$53,476
Other	34,157	32,783	29,929
Total financial services revenues	$135,832	$88,005	$83,405

Total revenues	$3,901,211	$3,293,253	$3,065,216

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Homebuilding
West	$229,951	$163,069	$128,829
Mountain	175,001	136,313	134,710
East	20,006	9,857	12,611
Corporate	(46,441)	(64,477)	(58,656)
Total homebuilding pretax income	$378,517	$244,762	$217,494

Financial Services
Mortgage operations	$71,017	$29,312	$31,920
Other	7,978	30,915	14,440
Total financial services pretax income	$78,995	$60,227	$46,360

Total pretax income	$457,512	$304,989	$263,854

The following table summarizes total assets for our homebuilding and financial services operations. The assets in our West, Mountain and East segments consist primarily of inventory while the assets in our Corporate segment primarily include cash and cash equivalents and our deferred tax assets. The assets in our financial services operations consist mostly of cash and cash equivalents, marketable securities and mortgage loans held-for-sale.

	December 31,
	2020	2019
	(Dollars in thousands)
Homebuilding Assets
West	$1,855,567	$1,461,645
Mountain	905,007	869,665
East	274,937	194,592
Corporate	470,909	505,507
Total homebuilding assets	$3,506,420	$3,031,409

Financial Services
Mortgage operations	$279,649	$209,946
Other	78,851	97,001
Total financial services assets	$358,500	$306,947

Total assets	$3,864,920	$3,338,356

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

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands, except per share amounts)
Numerator
Net income	$367,582	$238,312	$210,780
Less: distributed earnings allocated to participating securities	(583)	(466)	(413)
Less: undistributed earnings allocated to participating securities	(1,748)	(1,020)	(846)
Net income attributable to common stockholders (numerator for basic earnings per share)	365,251	236,826	209,521
Add back: undistributed earnings allocated to participating securities	1,748	1,020	846
Less: undistributed earnings reallocated to participating securities	(1,704)	(992)	(833)
Numerator for diluted earnings per share under two class method	$365,295	$236,854	$209,534

Denominator
Weighted-average common shares outstanding	63,455,422	61,616,988	60,571,123
Add: dilutive effect of stock options	1,659,265	1,737,945	984,076
Add: dilutive effect of performance share units	326,592	347,733	275,562
Denominator for diluted earnings per share under two class method	65,441,279	63,702,666	61,830,761

Basic Earnings Per Common Share	$5.76	$3.84	$3.46
Diluted Earnings Per Common Share	$5.58	$3.72	$3.39
Diluted EPS for the years ended December 31, 2020, 2019 and 2018 excluded options to purchase approximately 0.4 million, 0.4 million, 0.7 million shares, respectively, of common stock because the effect of their inclusion would be anti-dilutive.
6.    Accumulated Other Comprehensive Income
The following table sets forth our changes in accumulated other comprehensive income:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Unrealized gains (losses) on available-for-sale marketable securities (1) :
Beginning balance	$—	$—	$3,992
Adoption of ASU 2018-02 (Note 2)	—	—	860
Adoption of ASU 2016-01 (Note 2)	—	—	(4,852)
Ending balance	$—	$—	$—
(1)All amounts net-of-tax.
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
The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis:

		Fair Value
Financial Instrument	Hierarchy	December 31, 2020	December 31, 2019
		(Dollars in thousands)
Marketable securities
Equity securities	Level 1	$—	$56,747

Mortgage loans held-for-sale, net	Level 2	$232,556	$197,021
The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of December 31, 2020 and 2019.
Cash and cash equivalents (excluding debt securities with an original maturity of three months or less), restricted cash, trade and other receivables, prepaids and other assets, accounts payable, accrued and other liabilities and borrowings on our revolving credit facility. Fair value approximates carrying value.
Equity securities. Our equity securities consisted of holdings in common stock stock and exchange traded funds and are recorded at fair value as with all changes in fair value recorded to other income / (expense), net in the financial services section of our consolidated statements of operations and comprehensive income.
The following table reconciles the net gain (loss) recognized during the year ended December 31, 2020 and 2019 on equity securities to the unrealized gain (loss) recognized during the period on equity securities still held at the reporting date.

	Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Net gain (loss) recognized during the period on equity securities	$(8,285)	$11,797
Less: Net gain (loss) recognized during the period on equity securities sold during the period	(8,285)	647
Unrealized gain (loss) recognized during the reporting period on equity securities still held at the reporting date	$—	$11,150
Mortgage Loans Held-for-Sale, Net. Our mortgage loans held-for-sale, which are measured at fair value on a recurring basis include (1) mortgage loans held-for-sale that are under commitments to sell and (2) mortgage loans held-for-sale that were not under commitments to sell. At December 31, 2020 and 2019, we had $137.3 million and $136.8 million, respectively, of mortgage loans held-for-sale that were under commitments to sell. The fair value for those loans was based on quoted market prices for those mortgage loans, which are Level 2 fair value inputs. At December 31, 2020 and 2019, we had $95.3 million and $60.2 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input. The unpaid principal balances of all mortgage loans held for sale at December 31, 2020 and 2019 were $222.3 million and $191.3 million, respectively.
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

	December 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
$250 million 5.625% senior notes due February 2020, net	$—	$—	$249,909	$250,400
$250 million 5.500% senior notes due January 2024, net	249,233	275,463	249,005	272,083
$300 million 3.850% senior notes due January 2030, net	297,458	331,384	—	—
$500 million 6.000% senior notes due January 2043, net	490,700	667,288	490,508	528,542
Total	$1,037,391	$1,274,135	$989,422	$1,051,025

8.    Inventories
The table below sets forth, by reportable segment, information relating to our homebuilding inventories.

	December 31, 2020	December 31, 2019
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$902,842	$589,040
Mountain	464,501	358,370
East	119,244	88,781
Subtotal	1,486,587	1,036,191
Land and Land Under Development:
West	822,504	772,189
Mountain	391,054	468,718
East	132,085	89,477
Subtotal	1,345,643	1,330,384
Total Inventories	$2,832,230	$2,366,575

    Inventory impairments recognized by segment for the years ended December 31, 2020, 2019 and 2018 are shown in the table below.

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$—	$100	$2,860
Mountain	—	—	417
East	—	435	1,227
Subtotal	—	535	4,504
Land and Land Under Development:
West	—	—	16,198
Mountain	—	400	958
East	—	—	190
Subtotal	—	400	17,346
Total Inventory Impairments	$—	$935	$21,850

The table below provides quantitative data, for the periods presented, where applicable, used in determining the fair value of the impaired inventory.

	Impairment Data			Quantitative Data
Three Months Ended	Number of Subdivisions Impaired	Inventory Impairments	Fair Value of Inventory After Impairments	Discount Rate
	(Dollars in thousands)
March 31, 2019	2	$610	$10,476		N/A
December 31, 2019	2	325	3,948		N/A
Total		$935

March 31, 2018	2	$550	$5,223		12%
June 30, 2018	1	200	767		12%
September 30, 2018	2	11,098	29,874	12%	—	18%
December 31, 2018	10	10,002	32,248	12%	—	18%
Total		$21,850

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

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Homebuilding interest incurred	$61,276	$63,635	$62,631
Less: Interest capitalized	(61,276)	(63,635)	(62,631)
Homebuilding interest expensed	$—	$—	$—

Interest capitalized, beginning of period	$55,310	$54,845	$57,541
Plus: Interest capitalized during period	61,276	63,635	62,631
Less: Previously capitalized interest included in home and land cost of sales	(63,809)	(63,170)	(65,327)
Interest capitalized, end of period	$52,777	$55,310	$54,845

10.    Homebuilding Prepaids and Other Assets
The following table sets forth the components of homebuilding prepaids and other assets.

	December 31,
	2020	2019
	(Dollars in thousands)
Operating lease right-of-use asset (Note 2 and Note 11)	$29,226	$30,277
Land option deposits	29,987	27,361
Prepaids	26,929	7,294
Goodwill	6,008	6,008
Deferred debt issuance costs on revolving credit facility, net	9,043	6,130
Other	492	1,288
Total	$101,685	$78,358

11.    Leases
We lease certain property, land and equipment, the majority of which comprise property related leases to provide office space where we operate our business. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term.
Our property related leases typically have terms of between three and five years, with the exception of the lease governing the Company’s headquarters. All of our property leases are classified as operating leases. These leases do not contain any residual value guarantees or restrictive covenants and do not include variable lease payments, except for the payment of common area maintenance and real estate taxes. Many of our property related leases give us the option to extend the lease term for a period of time, generally consistent with the initial lease term. These options are excluded from our calculation of the right-of-use asset and lease liability until such time as we determine it is reasonably certain that the option will be exercised.
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
Components of operating lease expense were as follows:

	Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Operating lease cost [1]	$8,193	$7,690
Sublease income (Note 16)	(153)	(150)
Net lease cost	$8,040	$7,540
1 Includes variable lease costs, which are immaterial.
Rent expense under cancellable and non-cancellable operating leases totaled $7.4 million in 2018.

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,394	$7,255
Leased assets obtained in exchange for new operating lease liabilities	$4,050	$3,255
Supplemental cash flow information related to non-cash transactions also includes the recognition of operating lease right-of-use assets of $33.5 million and operating lease liabilities of $34.3 million upon adoption of ASC 842 during the year ended December 31, 2019.
Weighted-average remaining lease term and discount rate for operating leases were as follows:

December 31, 2020
Weighted-average remaining lease term (years)	5.3
Weighted-average discount rate	5.5%
Maturities of operating lease liabilities were as follows:

Year Ended December 31,
(Dollars in thoursands)
2021	$6,773
2022	7,115
2023	6,192
2024	5,607
2025	5,380
Thereafter	4,716
Total operating lease payments	$35,783
Less: Interest	(4,854)
Present value of operating lease liabilities [1]	$30,929
____________________________
1 Homebuilding and financial services operating lease liabilities of $30.2 million and $0.7 million, respectively, are included as a component of accrued and other liabilities and accrued liabilities, respectively, in the homebuilding and financial services section of our consolidated balance sheet at December 31, 2020.

12.    Homebuilding Accrued and Other Liabilities and Financial Services Accounts Payable and Accrued Liabilities
The following table sets forth information relating to homebuilding accrued and other liabilities.

	December 31,
	2020	2019
	(Dollars in thousands)
Accrued compensation and related expenses	$56,682	$45,003
Customer and escrow deposits	67,022	39,001
Warranty accrual	33,664	31,386
Lease liability (Note 2 and Note 11)	30,221	30,830
Accrued interest	27,650	27,734
Construction defect claim reserves	8,479	8,196
Land development and home construction accruals	10,824	9,750
Other accrued liabilities	66,193	54,040
Total accrued and other liabilities	$300,735	$245,940
The following table sets forth information relating to financial services accounts payable and accrued liabilities.

	December 31,
	2020	2019
	(Dollars in thousands)
Insurance reserves	$61,575	$52,219
Accounts payable and other accrued liabilities	34,055	16,310
Total accounts payable and accrued liabilities	$95,630	$68,529

13.    Warranty Accrual
The table set forth below summarizes accrual, adjustment and payment activity related to our warranty accrual for the years ended December 31, 2020, 2019 and 2018. The warranty accrual increased due to the increase in the number of home closings, which was partially offset during 2020 by adjustments to our per home warranty accrual rate due to lower than expected general warranty related expenditures in certain close of escrow years. From time to time, we change our warranty accrual rates based on payment trends. Any changes made to those rates did not materially affect our warranty expense or gross margin from home sales for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$31,386	$28,262	$21,909
Expense provisions	16,700	15,525	14,513
Cash payments	(12,343)	(12,466)	(11,573)
Adjustments	(2,079)	65	3,413
Balance at end of period	$33,664	$31,386	$28,262

14.    Insurance and Construction Defect Claim Reserves
The following table summarizes our insurance and defect claim reserves activity for the years ended December 31, 2020, 2019 and 2018. These reserves are included as a component of accounts payable and accrued liabilities and accrued and other liabilities in either the financial services or homebuilding sections of the consolidated balance sheets, respectively.

	December 31,
	2020	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$60,415	$55,308	$52,686
Expense provisions	15,403	12,650	11,213
Cash payments, net of recoveries	(5,764)	(8,493)	(8,591)
Adjustments	—	950	—
Balance at end of period	$70,054	$60,415	$55,308
We recorded a $1.0 million adjustment to increase our insurance and construction defect claim reserves in 2019 due to greater than expected expenditures by our homebuilding subsidiaries. No such adjustments were required for the years ended December 31, 2020 and 2018.
In the ordinary course of business, we make payments from our insurance and construction defect claim reserves to settle litigation claims arising primarily from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the years ended December 31, 2020, 2019 and 2018, are not necessarily indicative of what future cash payments will be for subsequent periods.
15.    Income Taxes
Our provision for income taxes for the years ended December 31, 2020, 2019 and 2018 consisted of the following:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Current tax provision:
Federal	$63,224	$50,870	$47,547
State	16,018	2,137	1,798
Total current	79,242	53,007	49,345

Deferred tax provision:
Federal	6,380	5,175	(2,755)
State	4,308	8,495	6,484
Total deferred	10,688	13,670	3,729
Provision for income taxes	$89,930	$66,677	$53,074
The provision for income taxes differs from the amount that would be computed by applying the statutory federal income tax rate of 21% in 2020, 2019 and 2018 to income before income taxes as a result of the following:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Tax expense computed at federal statutory rate	$96,077	$64,048	$55,409
State income tax expense, net of federal benefit	17,535	9,810	9,661
Limitation on executive compensation	8,102	4,463	2,912
Rate change effect of tax method changes	—	—	(5,661)
Tax expense (benefit) related to an increase (decrease) in unrecognized tax benefits	473	(1,571)	4,680
Stock based compensation (windfall)/shortfall	(7,907)	(2,828)	415
Federal energy credits	(23,331)	(7,649)	(12,446)
Rate changes	(291)	190	(78)
Change in valuation allowance	(2,128)	121	(885)
Other	1,400	93	(933)
Provision for income taxes	$89,930	$66,677	$53,074

Effective tax rate	19.7%	21.9%	20.1%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax asset are as follows:

	December 31,
	2020	2019
	(Dollars in thousands)
Deferred tax assets:
State net operating loss carryforwards	$5,739	$10,123
Stock-based compensation expense	4,546	10,493
Warranty, litigation and other reserves	12,686	12,784
Accrued compensation	2,958	2,592
Asset impairment charges	1,416	3,526
Inventory, additional costs capitalized for tax purposes	8,938	7,228
Other, net	3,441	910
Total deferred tax assets	39,724	47,656
Valuation allowance	(4,370)	(6,498)
Total deferred tax assets, net of valuation allowance	35,354	41,158

Deferred tax liabilities:
Property, equipment and other assets	11,654	9,551
Deferral of profit on home sales	7,144	3,359
Unrealized gain on marketable securities	—	2,716
Other, net	5,102	3,764
Total deferred tax liabilities	23,900	19,390
Net deferred tax asset	$11,454	$21,768
At December 31, 2020, we had no federal net operating loss or alternative minimum tax carryforwards. However, we had $5.7 million in tax-effected state net operating loss carryforwards. The state operating loss carryforwards, if unused, will begin to expire in 2021.
At December 31, 2020, we had a valuation allowance of $4.4 million, a decrease of $2.1 million from the prior year. The valuation allowance is related to various state net operating loss carryforwards where realization is uncertain at this time due to the limited carryforward periods coupled with minimal activity that exists in certain states.

At December 31, 2020 and 2019, our total liability for uncertain tax positions including interest and penalties was $9.3 million and $8.9 million, respectively, a portion of which has been offset against our state net operating loss carryforward deferred tax asset. The following table summarizes activity for the gross unrecognized tax benefit component of our total liability for uncertain tax positions for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Gross unrecognized tax benefits at beginning of year	$8,515	$8,579	$547
Increases related to prior year tax positions	121	75	8,190
Decreases related to prior year tax positions	—	—	—
Lapse of applicable statute of limitations	(139)	(139)	(158)
Gross unrecognized tax benefits at end of year	$8,497	$8,515	$8,579
At December 31, 2020 and 2019, there was $3.5 million and $3.3 million, respectively, of unrecognized tax benefits that if recognized, would reduce our effective tax rate.
The interest and penalties, net of federal benefit for the years ended December 31, 2020, 2019 and 2018 was $0.5 million, $(1.5) million and $1.9 million, respectively, and are included in provision for income taxes in the consolidated statements of operations and comprehensive income.
We have taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may decrease within the next twelve months due to a lapse in the statute of limitations. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal income tax examination for calendar tax years ending 2017 through 2020. Additionally, we are subject to various state income tax examinations for the 2016 through 2020 calendar tax years.
16.    Related Party Transactions
The Company has a sublease agreement with CVentures, Inc. Larry A. Mizel, the Company's Executive Chairman, is the President of CVentures, Inc. The sublease is for office space that CVentures, Inc. has continuously leased from the Company as disclosed in the Form 8-K filed July 27, 2005 and the Form 8-K filed March 28, 2006. The sublease term commenced November 1, 2016 and will continue through October 31, 2021, with an option to extend to October 31, 2026. The sublease agreement is for approximately 5,437 rentable square feet at a base rent that increases over the initial term from $26.50 to $28.68 per rentable square foot per year, and increasing over the extension term from $29.26 to $31.67 per rentable square foot per year. The sublease rent is an allocation of the rent under the master lease agreement based on the sublease square footage.
We contributed $1.5 million, $1.0 million, and $1.0 million in cash to the MDC/Richmond American Homes Foundation (the “Foundation”) for each of the years ended December 31, 2020, 2019 and 2018, respectively. At December 31, 2020, there was an additional $2.2 million of foundation contributions accrued for payment. The Foundation is a Delaware non-profit corporation that was incorporated on September 30, 1999.
The Foundation is a non-profit organization operated exclusively for charitable, educational and other purposes beneficial to social welfare within the meaning of Section 501(c)(3) of the Internal Revenue Code. The following Directors and/or officers of the Company served as directors of the Foundation at December 31, 2020, all of whom serve without compensation.

Name	MDC Title
Larry A. Mizel	Executive Chairman
David D. Mandarich	President and CEO
Three other individuals, who are independent of the Company, also serve as directors of the Foundation. All directors of the Foundation serve without compensation.

17.    Lines of Credit and Total Debt Obligations
Revolving Credit Facility. We have an unsecured revolving credit agreement (“Revolving Credit Facility”) with a group of lenders, which may be used for general corporate purposes. This agreement was amended on December 28, 2020 to (1) increase the aggregate commitment from $1.0 billion to $1.2 billion (the “Commitment”), (2) extend the Revolving Credit Facility maturity of $1.125 billion of the Commitments to December 18, 2025 with the remaining Commitment continuing to terminate on December 18, 2023 and (3) provide that the aggregate amount of the commitments may increase to an amount not to exceed $1.7 billion upon our request, subject to receipt of additional commitments from existing or additional lenders and, in the case of additional lenders, the consent of the co-administrative agents. As defined in the Revolving Credit Facility, interest rates on base rate borrowings are equal to the highest of (1) 0.0%, (2) a prime rate, (3) a federal funds effective rate plus 1.50%, and (4) a specified eurocurrency rate plus 1.00% and, in each case, plus a margin that is determined based on our credit ratings and leverage ratio. Interest rates on eurocurrency borrowings are equal to a specified eurocurrency rate plus a margin that is determined based on our credit ratings and leverage ratio. At any time at which our leverage ratio, as of the last day of the most recent calendar quarter, exceeds 55%, the aggregate principal amount of all consolidated senior debt borrowings outstanding may not exceed the borrowing base. There is no borrowing base requirement if our leverage ratio, as of the last day of the most recent calendar quarter, is 55% or less.
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
The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of December 31, 2020.
We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At December 31, 2020 and 2019, there were $25.1 million and $23.5 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. We had $10.0 million and $15.0 million outstanding under the Revolving Credit Facility as of December 31, 2020 and 2019, respectively. As of December 31, 2020, availability under the Revolving Credit Facility was approximately $1.16 billion.
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

The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased by $50 million on December 28, 2020 effective through January 27, 2021. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased by $75 million on December 24, 2019 effective through January 22, 2020, which increased the maximum aggregate commitment from $75 million to $150 million. At December 31, 2020 and 2019, HomeAmerican had $202.4 million and $149.6 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is based on a LIBOR rate or successor benchmark rate.
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
Our debt obligations at December 31, 2020 and 2019, net of any unamortized debt issuance costs or discount, were as follows:

	December 31,
	2020	2019
	(Dollars in thousands)
$250 million 5.625% senior notes due February 2020, net	$—	$249,909
$250 million 5.500% senior notes due January 2024, net	249,233	249,005
$300 million 3.850% senior notes due January 2030, net	297,458	—
$500 million 6.000% senior notes due January 2043, net	490,700	490,508
Total	$1,037,391	$989,422
On January 11, 2021, we completed an offering of $350 million of 2.500% senior notes due January 2031 (see Note 24 for further discussion).

18.    Commitments and Contingencies
Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At December 31, 2020, we had outstanding surety bonds and letters of credit totaling $261.0 million and $127.1 million, respectively, including $102.0 millions in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $117.4 million and $85.6 million, respectively. All letters of credit as of December 31, 2020, excluding those issued by HomeAmerican, were issued under our unsecured Revolving Credit Facility (see Note 17 for further discussion of the Revolving Credit Facility). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.
We have made no material guarantees with respect to third-party obligations.
Litigation Reserves. Because of the nature of the homebuilding business, we have been named as defendants in various claims, complaints and other legal actions arising in the ordinary course of business, including product liability claims and claims associated with the sale and financing of homes. In the opinion of management, the outcome of these ordinary course matters will not have a material adverse effect upon our financial condition, results of operations or cash flows. At both December 31, 2020 and 2019, we had $1.6 million of legal accruals.
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
Lot Option Contracts. In the ordinary course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allow us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, and minimizes the amount of land inventories on our consolidated balance sheets. In certain cases, these contracts will be settled shortly following the end of the period. Our obligation with respect to Option Contracts is generally limited to forfeiture of the related deposits. At December 31, 2020, we had cash deposits and letters of credit totaling $25.7 million and $7.3 million, respectively, at risk associated with options to purchase 7,987 lots.
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

19.    Concentration of Third-Party Mortgage Purchasers
The following table sets forth the percent of mortgage loans sold by HomeAmerican to its primary third party purchasers during 2020, 2019 and 2018. No other third parties purchased greater than 10 percent of our mortgage loans during 2020, 2019 or 2018.

	Year Ended December 31,
	2020	2019	2018
PennyMac Loan Services, LLC	33%	41%	23%
Fannie Mae	24%	7%	11%
Ginnie Mae	18%	4%	5%
Wells Fargo Funding, Inc.	9%	16%	9%
U.S. Bancorp	3%	6%	11%
SunTrust Mortgage, Inc.	—%	4%	11%
Flagstar Bancorp, Inc.	—%	3%	11%

20.    Stockholders' Equity
Cash Dividends. In each of the years ended December 31, 2020, 2019 and 2018, we paid dividends of $1.39 per share, $1.18 per share and $1.11 per share, respectively
Stock Dividends. On January 28, 2019, MDC’s board of directors approved an 8% stock dividend that was distributed on February 28, 2019 to shareholders of record on February 14, 2019.
Common Stock Repurchase Program. At December 31, 2020, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock under this repurchase program during the years ended December 31, 2020, 2019 or 2018. We did not hold any treasury stock at December 31, 2020.
21.    Equity Incentive and Employee Benefit Plans
A summary of our equity incentive plans, restated as applicable for stock dividends, follows.
Employee Equity Incentive Plans. Effective March 2001, we adopted the M.D.C. Holdings, Inc. 2001 Equity Incentive Plan (the “2001 Equity Incentive Plan”). Non-qualified option awards previously granted generally vested over periods of up to seven years and expire ten years after the date of grant. Restricted stock awards generally were granted with vesting terms of up to five years. On March 26, 2011, the 2001 Equity Incentive Plan terminated and all stock option grants and restricted stock awards outstanding at the time of the plan termination may continue to be exercised, or become free of restrictions, in accordance with their terms. There are no remaining shares of MDC common stock reserved for issuance under the 2001 Equity Incentive Plan as of December 31, 2020.
On April 27, 2011, our shareholders approved the M.D.C Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Equity Incentive Plan”), which provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards to employees of the Company. Stock options granted under the 2011 Equity Incentive Plan have an exercise price that is at least equal to the fair market value of our common stock on the date the stock option is granted, generally vest in periods up to five years and expire ten years after the date of grant. At December 31, 2020, a total of 7.1 million shares of MDC common stock were reserved for issuance under the 2011 Equity Incentive Plan, of which 1.1 million shares remained available for grant under this plan as of December 31, 2020.
Director Equity Incentive Plans. Effective March 2001, we adopted the M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors (the “2001 Director Stock Option Plan”). Each option granted under the Director Stock Option Plan vested immediately and expires ten years from the date of grant. The 2001 Director Stock Option Plan terminated on May 21, 2012 and stock options outstanding at the time of plan termination may continue to be exercised in accordance with their terms. There are no remaining shares of MDC common stock reserved for issuance under the 2001 Director Stock Option Plan as of December 31, 2020.

Effective April 27, 2011, our shareholders approved the M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors (the “2011 Director Stock Option Plan”), which provides for the grant of non-qualified stock options to non-employee directors of the Company. Effective March 29, 2016, our shareholders approved an amendment to the 2011 Director Stock Option Plan to provide the non-employee directors with an alternative to elect to receive an award of restricted stock in lieu of a stock option. Pursuant to the 2011 Director Stock Option Plan as amended, on August 1 of each year, each non-employee director is granted either (1) an option to purchase 25,000 shares of MDC common stock or (2) shares of restricted stock having an expense to the Company that is equivalent to the stock option. Effective April 20, 2020, our shareholders approved an amendment and restatement of the 2011 Director Stock Option Plan to (1) rename the 2011 Director Stock Option Plan as the M.D.C. Holdings, Inc. 2020 Equity Plan for Non-Employee Directors (such amended and restated 2011 Director Plan, the "2020 Equity Plan"), (2) increase the number of shares covered by the annual grant of each stock option (without increasing the total number of shares authorized under the plan) to reflect, on a going forward basis, the stock dividends declared by the Company in 2016, 2017 and 2019, (3) the number of shares covered by the annual grant shall be proportionally increased or decreased in the future for any increase or decrease in the number of shares of stock outstanding on account of any recapitalization, split, reverse split, combination, exchange, dividend or other distribution payable in shares of stock.and (4) extend the 2020 Equity Plan's termination date to April 20, 2030. Each option granted under the 2020 Equity Plan vests immediately, becomes exercisable six months after grant, and expires ten years from the date of grant. The option exercise price must be equal to the fair market value (as defined in the plan) of our common stock on the date of grant of the option. Each restricted stock award granted under the 2020 Equity Plan vests seven months after the grant date. At December 31, 2020, a total of 0.6 million shares of MDC common stock were reserved for issuance under the 2020 Equity Plan and 0.5 million shares remained available for grant under this plan as of December 31, 2020.
Employee Benefit Plan. We have a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code where each employee may elect to make contributions up to the current tax limits. Effective for 2018 and thereafter, we match employee contributions at a rate of 50% of the first 6% of compensation and, as of December 31, 2020, we had accrued $3.0 million related to the match that is to be contributed in the first quarter of 2021 for 2020 activity. At December 31, 2019, we had accrued $2.6 million related to the match that was contributed in the first quarter of 2020 for 2019 activity. At December 31, 2018, we had accrued $2.4 million related to the match that was contributed during the first quarter of 2019 for 2018 activity.
22.    Stock Based Compensation
Determining Fair Value of Share-Based Option Awards. Most options that we grant contain only a service condition (“Service-Based” option) and therefore vest over a specified number of years as long as the employee is employed by the Company. For Service-Based options, we use the Black-Scholes option pricing model to determine the grant date fair value.
The fair values for Service-Based options granted for the years ended December 31, 2020, 2019 and 2018 were estimated using the Black-Scholes option pricing model with the below weighted-average assumptions.

	Year Ended December 31,
	2020	2019	2018
Expected lives of options (years)	9.5	9.5	9.1
Expected volatility	62.8%	29.9%	29.7%
Risk free interest rate	0.7%	1.7%	3%
Dividend yield rate	5.1%	3.4%	3.9%
Based on calculations using the Black-Scholes option pricing model, the weighted-average grant date fair values of stock options granted during 2020, 2019 and 2018 were $9.43, $7.88 and $6.32, respectively. The expected life of options in the table above represents the weighted-average period for which the options are expected to remain outstanding and are derived primarily from historical exercise patterns. The expected volatility is determined based on our review of the implied volatility that is derived from the price of exchange traded options of the Company. The risk-free interest rate assumption is determined based upon observed interest rates appropriate for the expected term of our employee stock options. The dividend yield assumption is based on our history of dividend payouts.

Stock Option Award Activity.  Stock option activity under our option plans, restated as applicable for stock dividends, for the years ended December 31, 2020, 2019 and 2018 were as follows.

	Year Ended December 31,
	2020		2019		2018
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding Stock Option Activity
Outstanding, beginning of year	5,399,184	$24.00	5,974,433	$23.50	6,094,033	$23.35
Granted	400,000	25.81	412,247	35.55	486,000	28.45
Exercised	(1,758,294)	21.56	(987,496)	25.65	(393,571)	25.06
Forfeited	—	N/A	—	N/A	(9,950)	20.46
Cancelled	—	N/A	—	N/A	(202,079)	27.94
Outstanding, end of year	4,040,890	$25.24	5,399,184	$24.00	5,974,433	$23.50

	Year Ended December 31,
	2020		2019		2018
	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value
Unvested Stock Option Activity
Outstanding, beginning of year	700,248	$7.20	483,542	$6.26	135,481	$5.76
Granted	400,000	9.43	412,247	7.88	486,000	6.32
Vested	(289,582)	6.96	(195,541)	5.93	(127,989)	6.18
Forfeited	—	—	—	N/A	(9,950)	3.90
Unvested, end of year	810,666	$8.38	700,248	$7.20	483,542	$6.26
The total intrinsic value of options (difference between price per share as of the exercise date and the exercise price, times the number of options outstanding) exercised during the years ended December 31, 2020, 2019 and 2018 was $40.2 million, $8.2 million and $1.9 million, respectively.
The following table provides data for our stock options that are vested or expected to vest as of December 31, 2020.

Exercisable or expected to vest
Number outstanding	4,040,890
Weighted-average exercise price	$25.24
Aggregate intrinsic value (in thousands)	$94,400
Weighted-average remaining contractual term (years)	5.46

Exercisable
Number outstanding	3,230,224
Weighted-average exercise price	$24.17
Aggregate intrinsic value (in thousands)	$78,911
Weighted-average remaining contractual term (years)	4.64
The aggregate intrinsic values in the tables above represent the total pretax intrinsic values (the difference between the closing price of MDC’s common stock on the last trading day of fiscal 2020 and the exercise price, multiplied by the number of in-the-money stock option shares) that would have been received by the option holders had all in-the-money outstanding stock options been exercised on December 31, 2020.

The following table summarizes information associated with outstanding and exercisable stock options at December 31, 2020.

			Options Outstanding			Options Exercisable
Range of Exercise Price			Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price
$15.01	-	$20.00	142,620	1.59	$19.77	142,620	1.59	$19.77
$20.01	-	$25.00	2,541,293	4.35	23.14	2,541,293	4.35	23.14
$25.01	-	$30.00	926,359	7.85	27.16	382,359	6.48	28.06
$30.01	-	$35.00	30,618	2.08	32.37	30,618	2.08	32.37
$35.01	-	$40.00	400,000	8.59	35.55	133,334	8.59	35.55
Total			4,040,890	5.46	$25.24	3,230,224	4.64	$24.17
Total compensation expense relating to stock options was $2.9 million, $1.5 million and $1.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. Our recognized tax benefit from this expense for the years ended December 31, 2020, 2019 and 2018 was $0.0 million, $0.0 million and $0.2 million, respectively.
As of December 31, 2020, $4.9 million of total unrecognized compensation cost related to stock options was expected to be recognized as an expense by the Company in the future over a weighted-average period of approximately 1.9 years.
For the years ended December 31, 2020, 2019 and 2018 the Company received cash from the exercise of stock option awards of $37.9 million, $25.3 million and $9.9 million, respectively. Our realized tax benefit from stock options exercised for the years ended December 31, 2020, 2019 and 2018 was $7.2 million, $0.2 million and $0.4 million, respectively.
Restricted and Unrestricted Stock Award Activity. Non-vested restricted stock awards, restated as applicable for stock dividends, at December 31, 2020, 2019 and 2018 and changes during those years were as follows:

	Year Ended December 31,
	2020		2019		2018
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested, beginning of year	344,058	$30.54	337,909	$25.61	317,390	$23.89
Granted	241,691	43.12	167,676	33.85	143,214	29.51
Vested	(201,233)	29.80	(156,235)	27.24	(117,404)	25.45
Forfeited	(1,855)	41.18	(5,292)	30.56	(5,292)	28.84
Unvested, end of year	382,661	$38.82	344,058	$30.54	337,909	$25.61
Total compensation expense relating to restricted stock awards was $8.2 million, $4.8 million and $3.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. Our recognized tax benefit from this expense for the years ended December 31, 2020, 2019 and 2018 was $1.2 million, $0.7 million and $0.8 million, respectively.
At December 31, 2020, there was $6.6 million of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized as an expense by us in the future over a weighted-average period of approximately 1.6 years. The total intrinsic value of unvested restricted stock awards (the closing price of MDC’s common stock on the last trading day of fiscal 2020 multiplied by the number of unvested awards) at December 31, 2020 was $18.6 million. The total intrinsic value of restricted stock which vested during each of the years ended December 31, 2020, 2019 and 2018 was $8.6 million, $5.3 million and $3.2 million, respectively.

Performance Share Unit Awards. On August 20, 2020, August 5, 2019, May 23, 2018, June 20, 2017 and July 25, 2016, the Company granted long term performance share unit awards (“PSUs”) to each of the Executive Chairman, CEO and the Chief Financial Officer (“CFO”) under the Company’s 2011 Equity Incentive Plan. The PSUs are earned based upon the Company’s performance, over a period of three years (the “Performance Period”), measured by increasing home sale revenues over a “Base Period.” Each award is conditioned upon the Company achieving an average gross margin from home sales (excluding impairments) of at least fifteen percent (15%) over the Performance Period. Target goals will be earned if the Company’s three year average home sale revenues over the Performance Period (“Performance Revenues”) exceed the home sale revenues over the Base Period (“Base Revenues”) by at least 10% but less than 20%. If Performance Revenues exceed the Base Revenues by at least 5% but less than 10%, 50% of the Target Goals will be earned (“Threshold Goals”). If Performance Revenues exceed the Base Revenues by at least 20%, 200% of the Target Goals will be earned (“Maximum Goals”). For the PSUs granted in 2017 and subsequent, the number of PSUs earned shall be adjusted to be proportional to the partial performance between the Threshold Goals, Target Goals and Maximum Goals. Details for each defined term above for each grant have been provided in the table below.

				Threshold Goal		Target Goal		Maximum Goal			Maximum Potential Expense to be Recognized *	Maximum Remaining Expense to be Recognized *
Date of Award	Performance Period	Base Period	Base Period Revenues	PSUs	Home Sale Revenues	PSUs	Home Sale Revenues	PSUs	Home Sale Revenues	Fair Value per Share
Jul 25, 2016	July 1, 2016 - June 30, 2019	July 1, 2015 - June 30, 2016	$1.975 billion	137,781	$2.074 billion	275,562	$2.173 billion	551,124	$2.370 billion	$19.66	$10,834	$—

Jun 20, 2017	April 1, 2017 - March 31, 2020	April 1, 2016 - March 31, 2017	$2.426 billion	144,342	$2.547 billion	288,684	$2.669 billion	577,368	$2.911 billion	$27.83	$16,070	$—

May 23, 2018	April 1, 2018 - March 31, 2021	April 1, 2017 - March 31, 2018	$2.543 billion	145,800	$2.670 billion	291,600	$2.797 billion	583,200	$3.052 billion	$25.57	$14,915	$1,307

Aug 5, 2019	January 1, 2019 - December 31, 2021	January 1, 2018 - December 31, 2018	$2.982 billion	135,000	$3.131 billion	270,000	$3.280 billion	540,000	$3.578 billion	$32.60	$17,604	$7,340

Aug 20, 2020	January 1, 2020 - December 31, 2022	January 1, 2019 - December 31, 2019	$3.205 billion	135,000	$3.366 billion	270,000	$3.526 billion	540,000	$3.846 billion	$42.97	$23,205	$23,205
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
2016 PSU Grants. The 2016 PSU awards vested on August 7, 2019 at the Maximum Goals following the achievement of the Maximum Goals and certification by the Compensation Committee that the Maximum Goals had been achieved. For the years ended December 31, 2019 and 2018 the Company recorded share-based award expense of $1.8 million and $6.3 million, respectively, related to these awards.
2017 PSU Grants. The 2017 PSU awards vested on May 5, 2020 at the Maximum Goals following the achievement of the Maximum Goals and certification by the Compensation Committee that the Maximum Goals had been achieved. For the years ended December 31, 2020, 2019 and 2018 the Company recorded share-based award expense of $1.4 million, $11.7 million and $3.0 million, respectively, related to these awards.
2018 PSU Grants. As of December 31, 2020, the Company determined that achievement at the Maximum Goals for these awards was probable. For the years ended December 31, 2020 and 2019 the Company recorded share-based award expense of $7.3 million and $6.3 million, respectively, related to these awards. As of December 31, 2018, the Company concluded that achievement of any of the performance metrics had not met the level of probability required to record compensation expense and as such, no expense related to these awards had been recognized as of December 31, 2018.

2019 PSU Grants. As of December 31, 2020, the Company determined that achievement at the Maximum Goals for these awards was probable. For the years ended December 31, 2020 the Company recorded share-based award expense of $10.3 million related to these awards. As of December 31, 2019, the Company concluded that achievement of any of the performance metrics had not met the level of probability required to record compensation expense and as such, no expense related to these awards had been recognized as of December 31, 2019.
2020 PSU Grants. For the PSUs granted in August of 2020, the Company concluded that achievement of any of the performance metrics had not met the level of probability required to record compensation expense and, as such, no expense related to these awards has been recognized as of December 31, 2020.
Our employee equity incentive plans permit us to withhold from the total number of shares that otherwise would be released to a restricted stock or performance share unit award recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due. For the years ended December 31, 2020 and 2019, 299,333 and 270,720 shares were withheld resulting in $9.1 million and $10.0 million of income tax withholding being remitted on behalf of the employees. There were no shares withheld for the year ended December 31, 2018.
23.    Results of Quarterly Operations (Unaudited)

	Quarter
	First	Second	Third	Fourth
	(Dollars in thousands, except per share amounts)
2020
Total revenue	$718,971	$919,722	$1,037,352	$1,225,166
Home sales revenue	$697,085	$886,758	$1,000,549	$1,180,987
Asset impairments	$—	$—	$—	$—
Gross margin from home sales (including impairments)	19.9%	20.2%	20.5%	22.0%
Homebuilding selling, general and administrative expenses	$89,321	$92,316	$103,632	$117,949
Income before income taxes	$48,562	$111,638	$126,018	$171,294
Net income	$36,760	$84,396	$98,938	$147,488
Earnings per share:
Basic	$0.58	$1.33	$1.54	$2.27
Diluted	$0.56	$1.31	$1.49	$2.19

2019
Total revenue	$664,682	$751,441	$772,662	$1,104,468
Home sales revenue	$647,278	$732,844	$750,274	$1,074,852
Asset impairments	$(610)	$—	$—	$(325)
Gross margin from home sales (including impairments)	18.9%	19.5%	18.8%	18.5%
Homebuilding selling, general and administrative expenses	$82,261	$82,712	$92,716	$105,101
Income before income taxes	$55,606	$74,331	$62,806	$112,246
Net income	$40,550	$54,593	$50,580	$92,589
Earnings per share:
Basic	$0.66	$0.88	$0.81	$1.48
Diluted	$0.64	$0.86	$0.79	$1.42

24.    Subsequent Events
On January 11, 2021, we completed an offering of $350.0 million of 2.500% senior notes (2.500% Notes) due January 2031 at 100% of par. The 2.500% Notes, which pay interest semi-annually in arrears on January 15 and July 15 of each year, are general unsecured obligations of MDC and rank equally and ratably with our other general unsecured and unsubordinated indebtedness. We received proceeds of $347.7 million, net of underwriting discount of $2.3 million. We will use the proceeds of the offering for general corporate purposes.
On January 25,2021, MDC's board of directors approved an 8% stock dividend. The stock dividend will be distributed on March 17, 2021 to shareholders of record on March 3, 2021, with a brokers' cut-off date of March 10, 2021, and will be in the form of one additional share of MDC common stock for each 12.5 shares owned by shareholders on the record date. Cash will be paid in lieu of fractional shares based on the closing price of MDC's common stock on the record date.
The following table shows our pro forma basic and diluted EPS calculations on a post stock dividend basis:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands, except per share amounts)
	(Unaudited)
Numerator
Net income	$367,582	$238,312	$210,780
Less: distributed earnings allocated to participating securities	(583)	(466)	(413)
Less: undistributed earnings allocated to participating securities	(1,748)	(1,020)	(846)
Net income attributable to common stockholders (numerator for basic earnings per share)	365,251	236,826	209,521
Add back: undistributed earnings allocated to participating securities	1,748	1,020	846
Less: undistributed earnings reallocated to participating securities	(1,704)	(992)	(833)
Numerator for diluted earnings per share under two class method	$365,295	$236,854	$209,534

Denominator
Weighted-average common shares outstanding	68,531,856	66,546,347	65,416,813
Add: dilutive effect of stock options	1,792,006	1,876,981	1,062,802
Add: dilutive effect of performance share units	352,719	375,552	297,607
Denominator for diluted earnings per share under two class method	70,676,581	68,798,880	66,777,222

Basic Earnings Per Common Share	$5.33	$3.56	$3.20
Diluted Earnings Per Common Share	$5.17	$3.44	$3.14

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
•RAH of Florida, Inc.
•Richmond American Construction, Inc.
•Richmond American Homes of Arizona, Inc.
•Richmond American Homes of Colorado, Inc.
•Richmond American Homes of Florida, LP
•Richmond American Homes of Idaho, Inc. (formerly known as Richmond American Homes of Illinois, Inc.)
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
As the combined assets, liabilities and results of operations of M.D.C. Holdings, Inc. and the Guarantor Subsidiaries (the “Obligor Group”) are not materially different from those in the homebuilding section of our consolidated balance sheets and consolidated statements of operations and comprehensive income, separate summarized financial information of the Obligor Group has not been included. As of December 31, 2020 and 2019 amounts due to non-guarantor subsidiaries from the Obligor Group totaled $65.8 million and $24.2 million, respectively.

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
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, management concluded that our internal control over financial reporting was effective at December 31, 2020
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein.
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
Opinion on Internal Control Over Financial Reporting
We have audited M.D.C. Holdings, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, M.D.C. Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 2, 2021 expressed an unqualified opinion thereon.
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
February 2, 2021

Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information not disclosed below that is required by this Item is incorporated herein by reference, when filed, from our proxy statement (the “Proxy Statement”) for the Annual Meeting of Shareholders to be held on or about April 26, 2021, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act. Please see the Table of Contents to the Proxy Statement.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules.
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

3.2	Amendment to the Bylaws of MDC, October 26, 2020 (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed October 29, 2020). *

3.3	Bylaws of MDC, as amended.

4.1	Indenture dated as of December 3, 2002, by and among MDC and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 of the Company's Form S-3/A filed September 1, 2004). *

4.2
Supplemental Indenture (6.000% Senior Notes due 2043), dated as of January 10, 2013, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed January 10, 2013). *

4.3
Supplemental Indenture (5.500% Senior Notes due 2024), dated as of January 15, 2014, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed January 15, 2014). *

4.4
Supplemental Indenture (3.850% Senior Notes due 2030), dated as of January 9, 2020, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee  (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed January 9, 2020). *

4.5
Supplemental Indenture (2.500% Senior Notes due 2031), dated as of January 11, 2021, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed January 11, 2021). *

4.6	Description of Registrant’s Securities.

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

10.3	Second Amendment to Credit Agreement, dated as of December 18, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed December 21, 2015). *

10.4	Third Amendment to Credit Agreement, dated as of September 29, 2017 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed October 4, 2017). *

10.5	Fourth Amendment to Credit Agreement, dated as of November 1, 2018 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed November 1, 2018). *

10.6	Fifth Amendment to Credit Agreement, dated as of December 28, 2020 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 29, 2020). *

10.7
Amended and Restated Master Repurchase Agreement among HomeAmerican Mortgage Corporation and U.S. Bank National Association as Agent and a Buyer, dated as of September 16, 2016 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed September 19, 2016). *

10.8
First Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of August 10, 2017 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed August 11, 2017). *

10.9
Second Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of August 9, 2018 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed August 9, 2018). *

10.10
Third Amendment to Amended and Restated Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of May 23, 2019 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 24, 2019). *

10.11
Fourth Amendment to Amended and Restated Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of May 21, 2020 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 22, 2020). *

10.12
Fifth Amendment to Amended and Restated Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 24, 2020 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed September 25, 2020). *

10.13
Custody Agreement by and between HomeAmerican Mortgage Corporation and U.S. Bank National Association as Agent and Custodian, dated as of November 12, 2008 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed November 17, 2008). *

10.14	M.D.C. Holdings, Inc. 2011 Equity Incentive Plan, effective April 27, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 29, 2011). *

10.15	First Amendment to the M.D.C. Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 19, 2013).*

10.16	Second Amendment to the M.D.C. Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 24, 2015). *

10.17	Third Amendment to the M.D.C. Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 25, 2017). *

10.18	Fourth Amendment to the M.D.C. Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 1, 2019). *

10.19	M.D.C. Holdings, Inc. 2011 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed May 1, 2019). *

10.20	Form of 2011 Stock Option Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q dated June 30, 2011). *

10.21	Form of 2011 Restricted Stock Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q dated June 30, 2011). *

10.22	Form of 2015 Restricted Stock Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.34 of the Company's Annual Report on Form 10-K dated December 31, 2015). *

10.23	Form of Executive Officer Stock Option Agreement under the 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed March 9, 2012).*

10.24
Form of Executive Officer Stock Option Agreement under the 2011 Equity Incentive Plan (May 23, 2018 grants) (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated June 30, 2018). *

10.25
Restricted Stock Agreement Amendment (Executive Officers) under the 2011 Equity Incentive Plan, dated as of February 6, 2019 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated March 31, 2019). *

10.26
Stock Option Agreement Amendment (Executive Officers) under the 2011 Equity Incentive Plan, dated as of February 6, 2019 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated March 31, 2019). *

10.27
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

10.29	Form of Amended and Restated Executive Officer Stock Option Agreement (Messrs. Mizel and Mandarich).

10.30	Form of Amended and Restated Executive Officer Restricted Stock Agreement (Messrs. Mizel and Mandarich).

10.31	Form of Amended and Restated Performance Share Unit Grant Agreement (executives with employment agreements) (2011 Equity Incentive Plan).

10.32	Form of Amended and Restated Performance Share Unit Grant Agreement (executives without employment agreements) (2011 Equity Incentive Plan).

10.33	M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors effective April 27, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 29, 2011). *

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

10.39	Form of Stock Option Agreement (2020 Equity Plan for Non-Employee Directors) (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated June 30, 2020). *

10.40	Form of Restricted Stock Award Agreement (2020 Equity Plan for Non-Employee Directors) (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q dated June 30, 2020). *

10.41
Form of Indemnification Agreement entered into between the Company and members of its Board of Directors (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed October 26, 2006).*

10.42
Form of Indemnification Agreement entered into between the Company and certain of its officers (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed October 26, 2006).*

10.43
M.D.C. Holdings, Inc. 2018 Executive Officer Performance-Based Compensation Plan (amended September 4, 2020) (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated September 30, 2020). *

10.44	Amendment to the M.D.C. Holdings, Inc. 2018 Executive Officer Performance-Based Compensation Plan (amended December 10, 2020).

10.45
Employment Agreement dated as of October 26, 2020, between Larry A. Mizel and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 29, 2020). *

10.46
Employment Agreement dated as of October 26, 2020, between David D. Mandarich, and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed October 29, 2020). *

10.47
Lease Agreement among MDC, Richmond American Homes of Colorado, Inc. and Larry A. Mizel, August 2, 2007 (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q dated June 30, 2007). *

10.48
Lease Agreement among MDC, Richmond American Homes of Colorado, Inc. and David D. Mandarich, August 2, 2007 (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q dated June 30, 2007). *

10.49
Change in Control Agreement between the Company and Robert N. Martin, dated as of May 23, 2015 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 19, 2015).*

10.50	Change in Control Agreement between the Company and Rebecca B. Givens, dated as of July 15, 2020.

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

10.53	Sublease agreement between MDC and CVentures, Inc., executed January 30, 2017 (incorporated by reference to Exhibit 10.60 of the Company's Annual Report on Form 10-K dated December 31, 2016). *

21	Subsidiaries of the Company.

22	Subsidiary Guarantors

23	Consent of Ernst & Young LLP.

31.1	Certification of principal executive officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets at December 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2020, (iii) Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2020, (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2020; and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
____________________
*Incorporated by reference.

Item 16. Form 10-K Summary.
Not applicable.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M.D.C. HOLDINGS, INC. (Registrant)

Date: February 2, 2021	By:	/s/ Robert N. Martin
Robert N. Martin
Senior Vice President, Chief Financial Officer (principal financial officer and duly authorized officer)

Date: February 2, 2021	By:	/s/ Staci M. Woolsey
Staci M. Woolsey
Vice President, Controller and Chief Accounting Officer (principal accounting officer and duly authorized officer)

POWER OF ATTORNEY
KNOW ALL BY THESE PRESENTS, that the undersigned officers and/or directors of the Registrant, by virtue of their signatures to this report, appearing below, hereby constitute and appoint Larry A. Mizel and David D. Mandarich, or any one of them, with full power of substitution, as attorneys-in-fact in their names, places and steads to execute any and all amendments to this report in the capacities set forth opposite their names and hereby ratify all that said attorneys-in-fact do by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry A. Mizel	Executive Chairman	February 2, 2021
Larry A. Mizel	(principal executive officer)

/s/ David D. Mandarich	Director, President and Chief Executive Officer	February 2, 2021
David D. Mandarich

/s/ Robert N. Martin	Senior Vice President, Chief Financial Officer	February 2, 2021
Robert N. Martin	(principal financial officer)

/s/ Staci M. Woolsey	Vice President, Controller and Chief Accounting	February 2, 2021
Staci M. Woolsey	Officer (principal accounting officer)

/s/ Raymond T. Baker	Director	February 2, 2021
Raymond T. Baker

/s/ Michael A. Berman	Director	February 2, 2021
Michael A. Berman

/s/ David E. Blackford	Director	February 2, 2021
David E. Blackford

/s/ Herbert T. Buchwald	Director	February 2, 2021
Herbert T. Buchwald

/s/ Leslie B. Fox	Director	February 2, 2021
Leslie B. Fox

/s/ Courtney L. Mizel	Director	February 2, 2021
Courtney L. Mizel

/s/ Paris G. Reece III	Director	February 2, 2021
Paris G. Reece III

/s/ David Siegel	Director	February 2, 2021
David Siegel