Form 10-Q
period 2021-03-31
M.D.C. HOLDINGS, INC.
filed 2021-04-29
CIK 773141

City

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of April 27, 2021, 70,267,325 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2021

(i)

PART I
Item 1.    Unaudited Consolidated Financial Statements
M.D.C. HOLDINGS, INC.
Consolidated Balance Sheets

	March 31, 2021	December 31, 2020

	(Dollars in thousands, except per share amounts)
ASSETS
Homebuilding:
Cash and cash equivalents	$678,194	$411,362
Restricted cash	17,314	15,343
Trade and other receivables	107,823	72,466
Inventories:
Housing completed or under construction	1,705,424	1,486,587
Land and land under development	1,310,721	1,345,643
Total inventories	3,016,145	2,832,230
Property and equipment, net	60,394	61,880
Deferred tax asset, net	12,802	11,454
Prepaids and other assets	107,428	101,685
Total homebuilding assets	4,000,100	3,506,420
Financial Services:
Cash and cash equivalents	81,100	77,267
Mortgage loans held-for-sale, net	230,789	232,556
Other assets	70,941	48,677
Total financial services assets	382,830	358,500
Total Assets	$4,382,930	$3,864,920
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$120,496	$98,862
Accrued and other liabilities	333,880	300,735
Revolving credit facility	10,000	10,000
Senior notes, net	1,384,475	1,037,391
Total homebuilding liabilities	1,848,851	1,446,988
Financial Services:
Accounts payable and accrued liabilities	101,725	95,630
Mortgage repurchase facility	217,482	202,390
Total financial services liabilities	319,207	298,020
Total Liabilities	2,168,058	1,745,008
Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized; 70,265,205 and 64,851,126 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	703	649
Additional paid-in-capital	1,698,109	1,407,597
Retained earnings	516,060	711,666
Total Stockholders' Equity	2,214,872	2,119,912
Total Liabilities and Stockholders' Equity	$4,382,930	$3,864,920
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended March 31,
	2021	2020

	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$1,041,858	$697,085
Home cost of sales	(813,888)	(558,647)
Gross profit	227,970	138,438
Selling, general and administrative expenses	(114,993)	(89,321)
Interest and other income	967	1,889
Other expense	(437)	(1,337)
Homebuilding pretax income	113,507	49,669

Financial Services:
Revenues	45,023	21,886
Expenses	(15,105)	(10,929)
Other income (expense), net	887	(12,064)
Financial services pretax income (loss)	30,805	(1,107)

Income before income taxes	144,312	48,562
Provision for income taxes	(33,622)	(11,802)
Net income	$110,690	$36,760

Comprehensive income	$110,690	$36,760

Earnings per share:
Basic	$1.58	$0.54
Diluted	$1.51	$0.52

Weighted average common shares outstanding:
Basic	69,790,927	67,490,537
Diluted	72,788,177	70,125,723

Dividends declared per share	$0.37	$0.31
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except share amounts)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2020	64,851,126	$649	$1,407,597	$711,666	$2,119,912
Net Income	—	—	—	110,690	110,690
Shares issued under stock-based compensation programs, net	221,303	2	1,007	—	1,009
Cash dividends declared	—	—	—	(25,978)	(25,978)
Stock dividend declared	5,192,776	52	279,579	(280,318)	(687)
Stock-based compensation expense	—	—	9,926	—	9,926
Balance at March 31, 2021	70,265,205	$703	$1,698,109	$516,060	$2,214,872

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2019	62,574,961	$626	$1,348,733	$433,126	$1,782,485
Cumulative effect of newly adopted accounting standards	—	—	—	(34)	(34)
Balance at January 1, 2020	62,574,961	626	1,348,733	433,092	1,782,451
Net Income	—	—	—	36,760	36,760
Shares issued under stock-based compensation programs, net	477,582	5	8,189	—	8,194
Cash dividends declared	—	—	—	(20,768)	(20,768)
Stock-based compensation expense	—	—	4,440	—	4,440
Forfeiture of restricted stock	(48)	—	—	—	—
Balance at March 31, 2020	63,052,495	$631	$1,361,362	$449,084	$1,811,077
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2021	2020

	(Dollars in thousands)
Operating Activities:
Net income	$110,690	$36,760
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	9,926	4,440
Depreciation and amortization	7,003	5,152
Net (gain) loss on marketable equity securities	—	13,268
Deferred income tax expense	(1,348)	1,131
Net changes in assets and liabilities:
Trade and other receivables	(40,282)	(1,611)
Mortgage loans held-for-sale, net	1,767	63,100
Housing completed or under construction	(218,655)	(178,873)
Land and land under development	34,978	29,051
Prepaids and other assets	(23,594)	(8,460)
Accounts payable and accrued and other liabilities	61,558	(1,131)
Net cash used in operating activities	(57,957)	(37,173)

Investing Activities:
Purchases of marketable securities	—	(9,782)
Sales of marketable securities	—	9,276
Purchases of property and equipment	(5,749)	(6,512)
Net cash used in investing activities	(5,749)	(7,018)

Financing Activities:
Payments on mortgage repurchase facility, net	15,092	(40,872)
Repayment of senior notes	—	(250,000)
Proceeds from issuance of senior notes	347,725	298,050
Dividend payments	(26,665)	(20,768)
Payments of deferred financing costs	(819)	—
Issuance of shares under stock-based compensation programs, net	1,009	8,194
Net cash provided by (used in) financing activities	336,342	(5,396)

Net increase (decrease) in cash, cash equivalents and restricted cash	272,636	(49,587)
Cash, cash equivalents and restricted cash:
Beginning of period	503,972	474,212
End of period	$776,608	$424,625

Reconciliation of cash, cash equivalents and restricted cash:
Homebuilding:
Cash and cash equivalents	$678,194	$386,704
Restricted cash	17,314	15,762
Financial Services:
Cash and cash equivalents	81,100	22,159
Total cash, cash equivalents and restricted cash	$776,608	$424,625
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

1.    Basis of Presentation
The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. ("MDC," “the Company," “we,” “us,” or “our,” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at March 31, 2021 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2020.
On January 25, 2021, MDC's board of directors declared an 8% stock dividend that was distributed on March 17, 2021 to shareholders of record on March 3, 2021. In accordance with Accounting Standards Codification ("ASC") Topic 260, Earnings Per Share ("ASC 260"), basic and diluted earnings per share amounts, share amounts and dividends declared per share have been restated for any period or dates prior to the stock dividend record date.
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
•Mountain (Colorado, Idaho and Utah)
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
The following table summarizes revenues for our homebuilding and financial services operations:

	Three Months Ended March 31,
	2021	2020

	(Dollars in thousands)
Homebuilding
West	$616,611	$405,498
Mountain	324,717	222,858
East	100,530	68,729
Total homebuilding revenues	$1,041,858	$697,085

Financial Services
Mortgage operations	$35,165	$14,625
Other	9,858	7,261
Total financial services revenues	$45,023	$21,886

The following table summarizes pretax income (loss) for our homebuilding and financial services operations:

	Three Months Ended March 31,
	2021	2020

	(Dollars in thousands)
Homebuilding
West	$77,187	$36,576
Mountain	45,858	21,512
East	7,835	900
Corporate	(17,373)	(9,319)
Total homebuilding pretax income	$113,507	$49,669
Financial Services
Mortgage operations	$26,039	$8,243
Other	4,766	(9,350)
Total financial services pretax income	$30,805	$(1,107)

Total pretax income	$144,312	$48,562
The following table summarizes total assets for our homebuilding and financial services operations. The assets in our West, Mountain and East segments consist primarily of inventory while the assets in our Corporate segment primarily include our cash and cash equivalents and deferred tax assets. The assets in our financial services segment consist mostly of cash and cash equivalents and mortgage loans held-for-sale.

	March 31, 2021	December 31, 2020

	(Dollars in thousands)
Homebuilding assets
West	$1,968,336	$1,855,567
Mountain	983,488	905,007
East	309,571	274,937
Corporate	738,705	470,909
Total homebuilding assets	$4,000,100	$3,506,420
Financial services assets
Mortgage operations	$297,801	$279,649
Other	85,029	78,851
Total financial services assets	$382,830	$358,500

Total assets	$4,382,930	$3,864,920

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

	Three Months Ended March 31,
	2021	2020

	(Dollars in thousands, except per share amounts)
Numerator
Net income	$110,690	$36,760
Less: distributed earnings allocated to participating securities	(158)	(135)
Less: undistributed earnings allocated to participating securities	(463)	(96)
Net income attributable to common stockholders (numerator for basic earnings per share)	110,069	36,529
Add back: undistributed earnings allocated to participating securities	463	96
Less: undistributed earnings reallocated to participating securities	(447)	(93)
Numerator for diluted earnings per share under two class method	$110,085	$36,532

Denominator
Weighted-average common shares outstanding	69,790,927	67,490,537
Add: dilutive effect of stock options	2,367,394	2,011,629
Add: dilutive effect of performance share units	629,856	623,557
Denominator for diluted earnings per share under two class method	72,788,177	70,125,723

Basic Earnings Per Common Share	$1.58	$0.54
Diluted Earnings Per Common Share	$1.51	$0.52
Diluted EPS for the three months ended March 31, 2021 and 2020 excluded options to purchase zero and 0.4 million shares of common stock, respectively, because the effect of their inclusion would be anti-dilutive.

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
The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis:

		Fair Value
Financial Instrument	Hierarchy	March 31, 2021	December 31, 2020

		(Dollars in thousands)
Mortgage loans held-for-sale, net	Level 2	$230,789	$232,556
The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of March 31, 2021 and December 31, 2020.
Cash and cash equivalents (excluding debt securities with an original maturity of three months or less), restricted cash, trade and other receivables, prepaids and other assets, accounts payable, accrued and other liabilities and borrowings on our revolving credit facility. Fair value approximates carrying value.
Equity securities. Our equity securities consisted of holdings in common stock and exchange traded funds and were recorded at fair value with all changes in fair value recorded to other income (expense), net in the financial services section of our consolidated statements of operations and comprehensive income.
The following table reconciles the net gain recognized during the three months ended March 31, 2021 and 2020 on equity securities to the unrealized gain recognized during the periods on equity securities still held at the reporting date.

	Three Months Ended March 31,
	2021	2020

	(Dollars in thousands)
Net loss recognized during the period on equity securities	$—	$(13,268)
Less: Net gain recognized during the period on equity securities sold during the period	—	609
Unrealized loss recognized during the reporting period on equity securities still held at the reporting date	$—	$(13,877)
Mortgage loans held-for-sale, net.  Our mortgage loans held-for-sale, which are measured at fair value on a recurring basis, include (1) mortgage loans held-for-sale that are under commitments to sell and (2) mortgage loans held-for-sale that are not under commitments to sell. At March 31, 2021 and December 31, 2020, we had $164.3 million and $137.3 million, respectively, of mortgage loans held-for-sale under commitments to sell. The fair value for those loans was based on quoted market prices for those mortgage loans, which are Level 2 fair value inputs. At March 31, 2021 and December 31, 2020, we had $66.5 million and $95.3 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input.
Gains on sales of mortgage loans, net, are included as a component of revenues in the financial services section of our consolidated statements of operations and comprehensive income. For the three months ended March 31, 2021, we recorded net gains on the sales of mortgage loans of $23.5 million , compared to $16.7 million for the same period in the prior year.
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

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in thousands)
$250 million 5.500% Senior Notes due January 2024, net	$249,292	$275,306	$249,233	$275,463
$300 million 3.850% Senior Notes due January 2030, net	297,518	314,825	297,458	331,384
$350 million 2.500% Senior Notes due January 2031, net	346,916	332,168	—	—
$500 million 6.000% Senior Notes due January 2043, net	490,749	628,353	490,700	667,288
Total	$1,384,475	$1,550,652	$1,037,391	$1,274,135

6.    Inventories
The following table sets forth, by reportable segment, information relating to our homebuilding inventories:

	March 31, 2021	December 31, 2020

	(Dollars in thousands)
Housing completed or under construction:
West	$1,018,436	$902,842
Mountain	547,831	464,501
East	139,157	119,244
Subtotal	1,705,424	1,486,587
Land and land under development:
West	788,753	822,504
Mountain	380,923	391,054
East	141,045	132,085
Subtotal	1,310,721	1,345,643
Total inventories	$3,016,145	$2,832,230
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

	Three Months Ended March 31,
	2021	2020

	(Dollars in thousands)
Homebuilding interest incurred	$17,332	$16,534
Less: Interest capitalized	(17,332)	(16,534)
Homebuilding interest expensed	$—	$—

Interest capitalized, beginning of period	$52,777	$55,310
Plus: Interest capitalized during period	17,332	16,534
Less: Previously capitalized interest included in home cost of sales	(14,841)	(12,767)
Interest capitalized, end of period	$55,268	$59,077

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
Operating lease expense is included as a component of selling, general and administrative expenses in the homebuilding and expenses in the financial services sections of our consolidated statements of operations and comprehensive income, respectively. Components of operating lease expense were as follows:

	Three Months Ended March 31,
	2021	2020

	(Dollars in thousands)
Operating lease cost [1]	$1,977	$2,046
Less: Sublease income (Note 19)	(39)	(38)
Net lease cost	$1,938	$2,008
1Includes variable lease costs, which are immaterial.

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
	2021	2020

	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,858	$1,906
Leased assets obtained in exchange for new operating lease liabilities	$830	$2,645
Weighted-average remaining lease term and discount rate for operating leases were as follows:

March 31, 2021
Weighted-average remaining lease term (in years)	5.1
Weighted-average discount rate	5.5%
Maturities of operating lease liabilities were as follows:

Year Ended December 31,
(Dollars in thousands)
2021 (excluding the three months ended March 31, 2021)	$5,051
2022	7,387
2023	6,416
2024	5,717
2025	5,493
Thereafter	4,869
Total operating lease payments	$34,933

Less: Interest	4,561
Present value of operating lease liabilities [1]	$30,372
_______________________________________________________________

1Homebuilding and financial services operating lease liabilities of $29.7 million and $0.6 million, respectively, are included as a component of accrued and other liabilities and accounts payable and accrued liabilities, respectively, in the homebuilding and financial services section of our consolidated balance sheet at March 31, 2021.

9.    Homebuilding Prepaids and Other Assets
The following table sets forth the components of homebuilding prepaids and other assets:

	March 31, 2021	December 31, 2020

	(Dollars in thousands)
Operating lease right-of-use asset (Note 8)	$28,737	$29,226
Land option deposits	37,138	29,987
Prepaids	26,505	26,929
Goodwill	6,008	6,008
Deferred debt issuance costs on revolving credit facility, net	8,529	9,043
Other	511	492
Total prepaids and other assets	$107,428	$101,685

10.    Homebuilding Accrued and Other Liabilities and Financial Services Accounts Payable and Accrued Liabilities
The following table sets forth information relating to homebuilding accrued and other liabilities:

	March 31, 2021	December 31, 2020

	(Dollars in thousands)
Customer and escrow deposits	$82,824	$67,022
Income taxes payable	43,057	8,285
Accrued compensation and related expenses	41,541	56,682
Warranty accrual	33,873	33,664
Lease liability (Note 8)	29,734	30,221
Accrued interest	16,110	27,650
Land development and home construction accruals	12,258	10,824
Construction defect claim reserves	8,744	8,479
Other accrued liabilities	65,739	57,908
Total accrued and other liabilities	$333,880	$300,735
The following table sets forth information relating to financial services accounts payable and accrued liabilities:

	March 31, 2021	December 31, 2020

	(Dollars in thousands)
Insurance reserves	$65,259	$61,575
Accounts payable and other accrued liabilities	36,466	34,055
Total accounts payable and accrued liabilities	$101,725	$95,630

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
The table set forth below summarizes accrual, adjustment and payment activity related to our warranty accrual for the three months ended March 31, 2021 and 2020. The warranty accrual increased due to the increase in the number of home closings.

	Three Months Ended March 31,
	2021	2020

	(Dollars in thousands)
Balance at beginning of period	$33,664	$31,386
Expense provisions	4,385	3,165
Cash payments	(4,176)	(3,664)
Balance at end of period	$33,873	$30,887

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
The table set forth below summarizes our insurance and construction defect claim reserves activity for the three months ended March 31, 2021 and 2020. These reserves are included as a component of accounts payable and accrued liabilities and accrued and other liabilities in the financial services and homebuilding sections, respectively, of the consolidated balance sheets.

	Three Months Ended March 31,
	2021	2020

	(Dollars in thousands)
Balance at beginning of period	$70,054	$60,415
Expense provisions	4,283	2,918
Cash payments, net of recoveries	(334)	(1,883)
Balance at end of period	$74,003	$61,450
In the ordinary course of business, we make payments from our insurance and construction defect claim reserves to settle litigation claims arising from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the three months ended March 31, 2021 and 2020 are not necessarily indicative of what future cash payments will be for subsequent periods.
13.    Income Taxes

Our overall effective income tax rates were 23.3% and 24.3% for the three months ended March 31, 2021 and 2020, respectively, resulting in income tax expense of $33.6 million and $11.8 million for the same periods, respectively. The year-over-year decrease in our effective tax rate for the three months ended March 31, 2021 was primarily due to an increase in the estimated amount of energy tax credits to be recognized during the year. This benefit was partially offset by a decrease in the windfall on non-qualifying stock options exercised and lapsed restricted stock awards and a decrease in the amount of executive compensation that is deductible under Internal Revenue Code Section 162(m) during the period.

14.    Senior Notes
The carrying values of our senior notes as of March 31, 2021 and December 31, 2020, net of any unamortized debt issuance costs or discount, were as follows:

	March 31, 2021	December 31, 2020

	(Dollars in thousands)
5.500% Senior Notes due January 2024, net	$249,292	$249,233
3.850% Senior Notes due January 2030, net	297,518	297,458
2.500% Senior Notes due January 2031, net	346,916	—
6.000% Senior Notes due January 2043, net	490,749	490,700
Total	$1,384,475	$1,037,391
Our senior notes are not secured and, while the senior note indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries.
15.    Stock-Based Compensation
We account for share-based awards in accordance with ASC Topic 718 Compensation–Stock Compensation (“ASC 718”), which requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period. Stock-based compensation awards are valued at fair value on the date of grant. The following table sets forth share-based award expense activity for the three months ended March 31, 2021 and 2020, which is included as a component of selling, general and administrative expenses and expenses in the homebuilding and financial services sections of our consolidated statements of operations and comprehensive income, respectively:

	Three Months Ended March 31,
	2021	2020

	(Dollars in thousands)
Stock option grants expense	$864	$495
Restricted stock awards expense	2,469	1,517
Performance share units expense	6,593	2,428
Total stock-based compensation	$9,926	$4,440
On August 20, 2020, August 5, 2019, May 23, 2018 and June 20, 2017, the Company granted long term performance share unit awards (“PSUs”) to each of the Executive Chairman, the CEO, and the Chief Financial Officer (“CFO”) under the Company’s 2011 Equity Incentive Plan. The PSUs are earned based upon the Company’s performance over a period of three years (the “Performance Period”), measured by increasing home sale revenues over a “Base Period.” Each award is conditioned upon the Company achieving an average gross margin from home sales (excluding impairments) of at least fifteen percent (15%) over the Performance Period. Target goals will be earned if the Company’s three year average home sale revenues over the Performance Period (“Performance Revenues”) exceed the home sale revenues over the Base Period (“Base Revenues”) by at least 10% but less than 20%. If Performance Revenues exceed the Base Revenues by at least 5% but less than 10%, 50% of the Target Goals will be earned (“Threshold Goals”). If Performance Revenues exceed the Base Revenues by at least 20%, 200% of the Target Goals will be earned (“Maximum Goals”).  For the PSUs granted in 2017, 2018, 2019 and 2020, the number of PSUs earned shall be adjusted to be proportional to the partial performance between the Threshold Goals, Target Goals and Maximum Goals. Details for each defined term above for each grant has been provided in the table below.

				Threshold Goal		Target Goal		Maximum Goal			Maximum Potential Expense to be Recognized *	Maximum Remaining Expense to be Recognized *
Date of Award	Performance Period	Base Period	Base Period Revenues	PSUs	Home Sale Revenues	PSUs	Home Sale Revenues	PSUs	Home Sale Revenues	Fair Value per Share
Jun 20, 2017	April 1, 2017 - March 31, 2020	April 1, 2016 - March 31, 2017	$2.426 billion	155,889	$2.547 billion	311,779	$2.669 billion	623,557	$2.911 billion	$25.77	$16,070	$—

May 23, 2018	April 1, 2018 - March 31, 2021	April 1, 2017 - March 31, 2018	$2.543 billion	157,464	$2.670 billion	314,928	$2.797 billion	629,856	$3.052 billion	$23.68	$14,915	$—

Aug 5, 2019	January 1, 2019 - December 31, 2021	January 1, 2018 - December 31, 2018	$2.982 billion	145,800	$3.131 billion	291,600	$3.280 billion	583,200	$3.578 billion	$30.19	$17,604	$5,505

Aug 20, 2020	January 1, 2020 - December 31, 2022	January 1, 2019 - December 31, 2019	$3.205 billion	145,800	$3.366 billion	291,600	$3.526 billion	583,200	$3.846 billion	$39.79	$23,205	$19,755
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
2017 PSU Grants. The 2017 PSU awards vested on May 5, 2020 at the Maximum Goal following the achievement of the Maximum Goals and certification by the Compensation Committee that the Maximum Goals had been achieved. For the three months ended March 31, 2020, the Company recorded share-based award expense of $1.4 million related to these awards.
2018 PSU Grants. As of March 31, 2021, the Company determined that achievement of the Maximum Goals for these awards was probable and, as such, the Company recorded share-based award expense related to the awards of $1.3 million for the three months ended March 31, 2021. As of March 31, 2020, the Company determined that achievement between the Target and Maximum Goals for these awards was probable and as such, the Company recorded share-based award expense related to the awards of $1.0 million for the three months ended March 31, 2020.
2019 PSU Grants. As of March 31, 2021, the Company determined that achievement of the Maximum Goals for these awards was probable and as such, the Company recorded share-based award expense related to the awards of $1.8 million for the three months ended March 31, 2021. As of March 31, 2020, the Company concluded that achievement of any of the performance metrics had not met the level of probability required to record compensation expense and as such, no expense related to these awards was recognized.
2020 PSU Grants. As of March 31, 2021, the Company determined that achievement between the Target and Maximum Goals for these awards was probable and as such, the Company recorded share-based award expense related to the awards of $3.5 million for the three months ended March 31, 2021.

16.    Commitments and Contingencies
Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At March 31, 2021, we had outstanding surety bonds and letters of credit totaling $306.7 million and $145.3 million, respectively, including $108.0 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $122.4 million and $86.2 million, respectively. All letters of credit as of March 31, 2021, excluding those issued by HomeAmerican, were issued under our unsecured revolving credit facility (see Note 18 for further discussion of the revolving credit facility). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.
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
Lot Option Contracts. In the ordinary course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allow us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, and minimizes the amount of land inventories on our consolidated balance sheets. In certain cases, these contracts will be settled shortly following the end of the period. Our obligation with respect to Option Contracts is generally limited to forfeiture of the related deposits. At March 31, 2021, we had cash deposits and letters of credit totaling $33.6 million and $9.6 million, respectively, at risk associated with the option to purchase 9,487 lots.

Coronavirus/COVID-19 Pandemic. In response to the pandemic, many state and local governments instituted restrictions that substantially limited the operations of non-essential businesses and the activities of individuals. While many of these restrictions have been or are in the process of being eased, there is still significant uncertainty as a result of the pandemic and its potential to continue to negatively impact the U.S. economy and consumer confidence. We continue to construct, market and sell homes in all markets in which we operate, but increased restrictions could have a negative impact on traffic at our sales centers and model homes, cancellation rates and our ability to physically construct homes. While the extent to which the pandemic will impact our financial results in the coming periods depends on future developments, including whether there are additional outbreaks of COVID-19 and the actions taken to contain or address the virus, the pandemic and its associated impact on the U.S. economy and consumer confidence could have a material impact to the Company’s future results of operations, financial condition and cash flows.

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
At March 31, 2021, we had interest rate lock commitments with an aggregate principal balance of $490.0 million. Additionally, we had $65.1 million of mortgage loans held-for-sale at March 31, 2021 that had not yet been committed to a mortgage purchaser. In order to hedge the changes in fair value of our interest rate lock commitments and mortgage loans held-for-sale that had not yet been committed to a mortgage purchaser, we had forward sales of securities totaling $320.5 million at March 31, 2021.
For the three months ended March 31, 2021 and 2020, we recorded net gains on derivatives of $9.0 million and $1.0 million, respectively, in revenues in the financial services section of our consolidated statements of operations and comprehensive income.
18.    Lines of Credit
Revolving Credit Facility. We have an unsecured revolving credit agreement (“Revolving Credit Facility”) with a group of lenders which may be used for general corporate purposes. This agreement was amended on December 28, 2020 to (1) increase the aggregate commitment from $1.0 billion to $1.2 billion (the “Commitment”), (2) extend the Revolving Credit Facility maturity of $1.125 billion of the Commitments to December 18, 2025 with the remaining Commitment continuing to termination on December 18, 2023 and (3) provide that the aggregate amount of the commitments may increase to an amount not to exceed $1.7 billion upon our request, subject to receipt of additional commitments from existing or additional lenders and, in the case of additional lenders, the consent of the co-administrative agents. As defined in the Revolving Credit Facility, interest rates on base rate borrowings are equal to the highest of (1) 0.0%, (2) a prime rate, (3) a federal funds effective rate plus 1.50%, and (4) a specified eurocurrency rate plus 1.00% and, in each case, plus a margin that is determined based on our credit ratings and leverage ratio. Interest rates on eurocurrency borrowings are equal to a specified eurocurrency rate plus a margin that is determined based on our credit ratings and leverage ratio. At any time at which our leverage ratio, as of the last day of the most recent calendar quarter, exceeds 55%, the aggregate principal amount of all consolidated senior debt borrowings outstanding may not exceed the borrowing base. There is no borrowing base requirement if our leverage ratio, as of the last day of the most recent calendar quarter, is 55% or less.
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
The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of March 31, 2021.
We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At March 31, 2021 and December 31, 2020, there were $37.3 million and $25.1 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. At March 31, 2021 and December 31, 2020, we had $10.0 million and $10.0 million, respectively, outstanding under the Revolving Credit Facility. As of March 31, 2021, availability under the Revolving Credit Facility was approximately $1.15 billion.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The Mortgage Repurchase Facility terminates on May 20, 2021. The Mortgage Repurchase Facility was amended on September 24, 2020 and again on March 25, 2021 to adjust the commitments to purchase for specific time periods. As part of the amendments, the commitments to purchase were increased to $200 million for the period December 22, 2020 through February 4, 2021 and $175 million for the period March 25, 2021 through April 22, 2021.

The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased by $75 million on March 29, 2021 effective through April 26, 2021. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased by $50 million on December 28, 2020 effective through January 27, 2021. At March 31, 2021 and December 31, 2020 HomeAmerican had $217.5 million and $202.4 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is based on a LIBOR rate or successor benchmark rate.
The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of March 31, 2021.
19.    Related Party Transactions
We contributed $2.2 million in cash to the MDC/Richmond American Homes Foundation (the “Foundation”) during the three months ended March 31, 2021. The Foundation is a non-profit organization operated exclusively for charitable, educational and other purposes beneficial to social welfare within the meaning of Section 501(c)(3) of the Internal Revenue Code. The following Directors and/or officers of the Company served as directors of the Foundation at March 31, 2021, all of whom serve without compensation:

Name	MDC Title
Larry A. Mizel	Executive Chairman
David D. Mandarich	President and CEO
Three other individuals, who are independent of the Company, also serve as directors of the Foundation. All directors of the Foundation serve without compensation.
The Company has a sublease agreement with CVentures, Inc. Larry A. Mizel, the Executive Chairman of the Company, is the President of CVentures, Inc. The sublease is for office space that CVentures, Inc. has continuously leased from the Company since 2005. The current sublease term commenced November 1, 2016 and will continue through October 31, 2021, with an option to extend to October 31, 2026. The sublease agreement is for approximately 5,437 rentable square feet at a base rent that increases over the initial term from $26.50 to $28.68 per rentable square foot per year, and increasing over the extension term from $29.26 to $31.67 per rentable square foot per year. The sublease rent is an allocation of the rent under the master lease agreement based on the sublease square footage.

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
As the combined assets, liabilities and results of operations of M.D.C. Holdings, Inc. and the Guarantor Subsidiaries (the “Obligor Group”) are not materially different from those in the homebuilding section of our consolidated balance sheets and consolidated statements of operations and comprehensive income, separate summarized financial information of the Obligor Group has not been included. As of March 31, 2021 and December 31, 2020, amounts due to non-guarantor subsidiaries from the Obligor Group totaled $65.4 million and $65.8 million, respectively.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with, and is qualified in its entirety by, the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are based upon management’s experiences, observations, and analyses. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020 and this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2021	2020

	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$1,041,858	$697,085
Home cost of sales	(813,888)	(558,647)
Gross profit	227,970	138,438
Gross margin	21.9%	19.9%
Selling, general and administrative expenses	(114,993)	(89,321)
Interest and other income	967	1,889
Other expense	(437)	(1,337)
Homebuilding pretax income	113,507	49,669

Financial Services:
Revenues	45,023	21,886
Expenses	(15,105)	(10,929)
Other income (expense), net	887	(12,064)
Financial services pretax income (loss)	30,805	(1,107)

Income before income taxes	144,312	48,562
Provision for income taxes	(33,622)	(11,802)
Net income	110,690	36,760

Earnings per share:
Basic	$1.58	$0.54
Diluted	$1.51	$0.52

Weighted average common shares outstanding:
Basic	69,790,927	67,490,537
Diluted	72,788,177	70,125,723

Dividends declared per share	$0.37	$0.31

Cash provided by (used in):
Operating Activities	$(57,957)	$(37,173)
Investing Activities	$(5,749)	$(7,018)
Financing Activities	$336,342	$(5,396)

Overview
Industry Conditions and Outlook for MDC*

The U.S. economy continued its recovery during the first quarter of 2021 as state and local governments eased COVID-19 related restrictions, and the federal government provided additional economic stimulus to many consumers. Meanwhile, demand for new homes remained strong during the quarter, driven by factors such as a continued undersupply of affordable homes, a renewed focus on homeownership, and low interest rates. This strong demand helped to drive an 81% year-over-year increase in the dollar value of our homes in backlog to $3.93 billion as of March 31, 2021. The improvement in our backlog provides us with the opportunity for significant year-over-year increases in home sale revenues and pretax income for the remainder of 2021. We continue to closely monitor building costs, which have increased as a result of the pandemic. However, we have been successful to this point in offsetting most of these increased costs through home price increases. We are also monitoring our construction cycle times, which are at risk of increasing due to longer lead times for various building products and high demand for the labor required to build homes.

Our land pipeline remains strong and continues to give us confidence in our goal of growing our year-end active community count by at least 10% (from December 31, 2020 to December 31, 2021). To that end, we acquired over 3,200 lots during the quarter across 60 subdivisions, which is a 90% increase from the prior year quarter. This included the acquisition of our first lots within our newly-formed division in the Boise market. In addition, we approved over 4,300 lots for purchase, representing a 108% increase from the prior year quarter.

In preparation for continued growth, we issued $350 million of 10-year senior notes in January of this year at a rate of 2.500%, which is the lowest rate for any senior note issuance in our Company's history. Our financial position remains strong as of March 31, 2021 with a debt to capital ratio of 38.6% and total liquidity of $1.94 billion. In addition, our credit rating was recently raised to BBB- from BB+ by S&P Global Ratings. Importantly, even as we plan for growth, we continue to closely monitor developments related to COVID-19, which are highly uncertain and could adversely impact our operations and financial results in future periods.
Three Months Ended March 31, 2021
For the three months ended March 31, 2021, our net income was $110.7 million, or $1.51 per diluted share, a 201% increase compared to net income of $36.8 million, or $0.52 per diluted share, for the same period in the prior year. Both our homebuilding and financial services businesses contributed to these year-over-year improvements, as pretax income from our homebuilding operations increased $63.8 million, or 129%, and our financial services pretax income increased $31.9 million to $30.8 million, compared to a loss of $1.1 million in the first quarter of 2020. The increase in homebuilding pretax income was the result of a 49% increase in home sale revenues and a 380 basis point increase in our operating margin. The increase in operating margin is the result of our improved pricing over the last twelve months as well as better operating leverage as we continue to see strong results in our more traditional markets and the results of better scale within some of our smaller markets. The increase in financial services pretax income was primarily due to our mortgage business, which experienced a higher interest rate lock volume, an increase in the number of mortgages we originated as a percentage of our total homes delivered ("Capture Rate"), and an increased profit margin on loans originated during the quarter. Additionally, $13.9 million of unrealized losses on equity securities were recognized in the prior year quarter, further impacting the year-over-year increase in financial services pretax income.
The dollar value of our net new home orders increased 50% from the prior year period, due to a 34% increase in the number of net new orders and a 12% increase in the average selling price of those orders. The increase in the number of net new orders was due to an increase in the monthly sales absorption rate driven by strong demand during the quarter as noted above. The increase in the average selling price was the result of price increases implemented over the past twelve months as well as a shift in geographical mix from Nevada to Colorado.
* See "Forward-Looking Statements" below.

Homebuilding
Pretax Income:

	Three Months Ended
	March 31,		Change
	2021	2020	Amount	%

	(Dollars in thousands)
West	$77,187	$36,576	$40,611	111%
Mountain	45,858	21,512	24,346	113%
East	7,835	900	6,935	771%
Corporate	(17,373)	(9,319)	(8,054)	(86)%
Total Homebuilding pretax income	$113,507	$49,669	$63,838	129%
For the three months ended March 31, 2021, we recorded homebuilding pretax income of $113.5 million, an increase of 129% from $49.7 million for the same period in the prior year. The increase was due to a 49% increase in home sale revenues, a 200 basis point increase in our gross margin from home sales and a 180 basis point decrease in our selling, general and administrative expenses as a percentage of revenue.
Our West segment experienced a $40.6 million year-over-year increase in pretax income, due to a 52% increase in home sales revenue and an improved gross margin. Our Mountain segment experienced a $24.3 million increase in pretax income from the prior year, as a result of a 46% increase in home sales revenue and an improved gross margin. Our East segment experienced a $6.9 million increase in pretax income from the prior year, due primarily to an improved gross margin and a 46% increase in home sales revenue. Each of our homebuilding segments also benefited from decreased selling, general and administrative expenses as a percentage of revenue driven by improved operating leverage. Our Corporate segment experienced an $8.1 million decrease in pretax income, due primarily to an increase in both stock-based and deferred compensation expenses.
Assets:

	March 31, 2021	December 31, 2020	Change
			Amount	%

	(Dollars in thousands)
West	$1,968,336	$1,855,567	112,769	6%
Mountain	983,488	905,007	78,481	9%
East	309,571	274,937	34,634	13%
Corporate	738,705	470,909	267,796	57%
Total homebuilding assets	$4,000,100	$3,506,420	$493,680	14%
Total homebuilding assets increased 14% from December 31, 2020 to March 31, 2021. Homebuilding assets increased in each of our operating segments largely due to a greater number of homes completed or under construction as of period-end. Corporate assets increased as a result of operating cash inflows during the quarter as well as the issuance of $350 million of 2.500% senior notes in January of this year.

New Home Deliveries & Home Sale Revenues:
Changes in home sale revenues are impacted by changes in the number of new homes delivered and the average selling price of those delivered homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	Three Months Ended March 31,
	2021			2020			% Change
	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price

	(Dollars in thousands)
West	1,276	$616,611	$483.2	871	$405,498	$465.6	46%	52%	4%
Mountain	612	324,717	530.6	435	222,858	512.3	41%	46%	4%
East	290	100,530	346.7	241	68,729	285.2	20%	46%	22%
Total	2,178	$1,041,858	$478.4	1,547	$697,085	$450.6	41%	49%	6%

West Segment Commentary
For the three months ended March 31, 2021, the increase in new home deliveries was the result of an increase in the number of homes in backlog to begin the period. This increase was partially offset by a decrease in backlog conversion rates in most of our markets within this segment. This decrease was due to the construction status of homes in beginning backlog, which on average were at a more preliminary stage of construction as compared to the prior year. The average selling price of homes delivered increased as a result of price increases implemented over the last twelve months as well as a shift in geographic mix of homes delivered from Arizona to Southern California. These increases were slightly offset by a shift in mix to lower priced communities.
Mountain Segment Commentary
For the three months ended March 31, 2021, the increase in new home deliveries was the result of an increase in the number of homes in backlog to begin the period. This increase was partially offset by a decrease in backlog conversion rates as a result of (1) a lower percentage of homes both sold and delivered in the current quarter as compared to the first quarter of 2020 and (2) the construction status of homes in beginning backlog, which on average were at a more preliminary stage of construction as compared to the prior year. These items, which negatively impacted backlog conversion rates, were partially offset by improved cycle times in our Colorado markets. The increase in the average selling price of homes delivered was the result of price increases implemented over the past twelve months.
East Segment Commentary
For the three months ended March 31, 2021, the increase in new home deliveries was the result of an increase in the number of homes in backlog to begin the period. This increase was partially offset by a decrease in backlog conversion rates due to a (1) a lower percentage of homes in backlog to start the 2021 first quarter that were under construction at that time and (2) the construction status of homes in beginning backlog, which on average were at a more preliminary stage of construction as compared to the prior year. The average selling price of homes delivered increased as a result of price increases implemented over the last twelve months as well as a shift in geographic mix of homes delivered to our mid-Atlantic market.

Gross Margin from Home Sales:
Our gross margin from home sales for the three months ended March 31, 2021, increased 200 basis points year-over-year from 19.9% to 21.9%. Gross margin from home sales increased across each of our segments on both build-to-order and speculative home deliveries driven by price increases implemented across nearly all of our communities over the past twelve months. Our gross margin from home sales in the 2021 first quarter was also positively impacted by a 40 basis point improvement in our capitalized interest in cost of sales as a percentage of home sale revenues. These increases were partially offset by an increase in building costs year-over-year.

Selling, General and Administrative Expenses:

	Three Months Ended March 31,
	2021	2020	Change

	(Dollars in thousands)
General and administrative expenses	$57,163	$45,089	$12,074
General and administrative expenses as a percentage of home sale revenues	5.5%	6.5%	-100 bps
Marketing expenses	$25,703	$21,446	$4,257
Marketing expenses as a percentage of home sale revenues	2.5%	3.1%	-60 bps
Commissions expenses	$32,127	$22,786	$9,341
Commissions expenses as a percentage of home sale revenues	3.1%	3.3%	-20 bps
Total selling, general and administrative expenses	$114,993	$89,321	$25,672
Total selling, general and administrative expenses as a percentage of home sale revenues	11.0%	12.8%	-180 bps
General and administrative expenses increased for the three months ended March 31, 2021 due to (1) increased stock-based and deferred compensation expenses and (2) increased expenses related to higher average headcount during the quarter.
Marketing expenses increased for the three months ended March 31, 2021 as a result of (1) increased deferred selling amortization and master marketing fees resulting from increased closings and (2) increased online advertising costs due in part to a shift in marketing spend from signage to online advertising.
Commissions expenses increased for the three months ended March 31, 2021 due to the increase in homes sale revenues year-over-year.

Other Homebuilding Operating Data
Net New Orders and Active Subdivisions:
Changes in the dollar value of net new orders are impacted by changes in the number of net new orders and the average selling price of those homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	Three Months Ended March 31,
	2021				2020				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate

	(Dollars in thousands)
West	1,775	$904,691	$509.7	5.80	1,382	$655,892	$474.6	5.13	28%	38%	7%	13%
Mountain	1,011	562,753	556.6	5.91	693	339,132	489.4	3.54	46%	66%	14%	67%
East	423	168,021	397.2	4.62	324	97,723	301.6	3.66	31%	72%	32%	26%
Total	3,209	$1,635,465	$509.6	5.64	2,399	$1,092,747	$455.5	4.33	34%	50%	12%	30%

*Calculated as total net new orders (gross orders less cancellations) in period ÷ average active communities during period ÷ number of months in period.

				Average Active Subdivisions
	Active Subdivisions			Three Months Ended
	March 31,		%	March 31,		%
	2021	2020	Change	2021	2020	Change
West	97	92	5%	102	90	13%
Mountain	55	64	(14)%	57	65	(12)%
East	34	29	17%	31	30	3%
Total	186	185	1%	190	185	3%
West Segment Commentary
For the three months ended March 31, 2021, the increase in net new orders was due to an increase in the monthly sales absorption rate as well as an increase in average active subdivisions year-over-year. The increase in average selling price was due to price increases implemented over the past twelve months within nearly all of our communities. These increases were slightly offset by a shift in mix to lower priced communities.
Mountain Segment Commentary
For the three months ended March 31, 2021, the increase in net new orders was due to an increase in the monthly sales absorption rates in each of our Colorado and Utah markets. This increase was partially offset by a decrease in average active subdivisions within our Colorado markets. The increase in average selling price was due to price increases implemented over the last twelve months within nearly all of our communities.
East Segment Commentary
For the three months ended March 31, 2021, the increase in net new orders was primarily driven by an increase in the monthly sales absorption rates in each of our Florida and mid-Atlantic markets. The increase in average selling price was due to price increases implemented over the last twelve months within nearly all of our communities. Additionally, we experienced a shift in mix within several markets to higher priced communities.

Cancellation Rate:

	Cancellations as a Percentage of Homes in Beginning Backlog
	2021	2020
	Three Months Ended
	March 31,	March 31,
West	7%	15%
Mountain	8%	22%
East	13%	23%
Total	8%	18%
Our cancellations as a percentage of homes in beginning backlog to start the quarter (“cancellation rate”) decreased year-over-year in each of our segments. The cancellation rate in the first quarter of 2020 was negatively impacted by the pandemic.
Backlog:

	March 31,
	2021			2020			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price

	(Dollars in thousands)
West	4,209	$2,157,618	$512.6	2,534	$1,227,996	$484.6	66%	76%	6%
Mountain	2,417	1,355,201	560.7	1,469	754,155	513.4	65%	80%	9%
East	1,060	414,474	391.0	650	191,972	295.3	63%	116%	32%
Total	7,686	$3,927,293	$511.0	4,653	$2,174,123	$467.3	65%	81%	9%
At March 31, 2021, we had 7,686 homes in backlog with a total value of $3.9 billion. This represented a 65% increase in the number of homes in backlog and an 81% increase in the dollar value of homes in backlog from March 31, 2020. The increase in the number of homes in backlog is primarily a result of the year-over-year increase in net new orders during the second half of 2020 and the first quarter of 2021. The increase in the average selling price of homes in backlog is due to price increases implemented over the past twelve months in nearly all of our communities as well as a shift in our net new order mix in our East segment as discussed above. These increases were slightly offset by a shift in mix to lower priced communities, most notably in our West segment, consistent with our ongoing strategy of offering more affordable home plans. Our ability to convert backlog into closings could be negatively impacted in future periods by the pandemic, the extent to which is highly uncertain and depends on future developments.
Homes Completed or Under Construction (WIP lots):

	March 31,		%
	2021	2020	Change
Unsold:
Completed	36	160	(78)%
Under construction	64	216	(70)%
Total unsold started homes	100	376	(73)%
Sold homes under construction or completed	5,854	3,259	80%
Model homes under construction or completed	502	502	—%
Total homes completed or under construction	6,456	4,137	56%
The increase in sold homes under construction or completed is due to the increase in the number of homes in backlog year-over-year noted above. Total unsold started homes have decreased year-over-year due to the strong demand for new homes.

Lots Owned and Optioned (including homes completed or under construction):

	March 31, 2021			March 31, 2020
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total	Total % Change
West	12,658	3,921	16,579	9,641	2,393	12,034	38%
Mountain	6,790	3,418	10,208	6,540	4,007	10,547	(3)%
East	3,088	2,148	5,236	2,410	2,133	4,543	15%
Total	22,536	9,487	32,023	18,591	8,533	27,124	18%
Our total owned and optioned lots at March 31, 2021 were 32,023, which was an 18% increase year-over-year. We believe that our total lot supply, coupled with our planned acquisition activity, can support growth in future periods. See "Forward-Looking Statements" below.
Financial Services

	Three Months Ended
	March 31,		Change
	2021	2020	Amount	%

	(Dollars in thousands)
Financial services revenues
Mortgage operations	$35,165	$14,625	$20,540	140%
Other	9,858	7,261	2,597	36%
Total financial services revenues	$45,023	$21,886	$23,137	106%
Financial services pretax income
Mortgage operations	$26,039	$8,243	17,796	216%
Other	4,766	(9,350)	14,116	N/M
Total financial services pretax income (loss)	$30,805	$(1,107)	31,912	N/M
For the three months ended March 31, 2021, our financial services pretax income increased to $30.8 million compared to a pretax loss of $1.1 million in the first quarter of 2020. The increase was due to both mortgage operations as well as other financial services, which saw increases in pretax income of $17.8 million and $14.1 million, respectively. The increase in our mortgage operations was due to (1) a higher interest rate lock volume driven by the year-over-year increase in homes in backlog, (2) an increased Capture Rate and (3) an increased profit margin on loans originated during the quarter. The increase in other financial services was primarily the result of $13.9 million of unrealized losses on equity securities recognized during the prior year quarter.

The following table sets forth information for our mortgage operations segment relating to mortgage loans originated and capture rate.

	Three Months Ended		% or Percentage Change
	March 31,
	2021	2020

	(Dollars in thousands)
Total Originations (including transfer loans):
Loans	1,568	1,029	52%
Principal	$616,004	$379,306	62%
Capture Rate Data:
Capture rate as % of all homes delivered	72%	66%	6%
Capture rate as % of all homes delivered (excludes cash sales)	74%	69%	5%
Mortgage Loan Origination Product Mix:
FHA loans	20%	22%	(2)%
Other government loans (VA & USDA)	17%	22%	(5)%
Total government loans	37%	44%	(7)%
Conventional loans	63%	56%	7%
	100%	100%	—%
Loan Type:
Fixed rate	100%	99%	1%
ARM	—%	1%	(1)%
Credit Quality:
Average FICO Score	738	735	—%
Other Data:
Average Combined LTV ratio	85%	85%	—%
Full documentation loans	100%	100%	—%
Loans Sold to Third Parties:
Loans	1,586	1,199	32%
Principal	$610,897	$438,101	39%
Income Taxes
Our overall effective income tax rates were 23.3% and 24.3% for the three months ended March 31, 2021 and 2020, respectively, resulting in income tax expense of $33.6 million and $11.8 million for the same periods, respectively. The year-over-year decrease in our effective tax rate for the three months ended March 31, 2021 was primarily due to an increase in the estimated amount of energy tax credits to be recognized during the year. This benefit was partially offset by a decrease in the windfall on non-qualifying stock options exercised and lapsed restricted stock awards and a decrease in the amount of executive compensation that is deductible under Internal Revenue Code Section 162(m) during the period.

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
Our critical accounting estimates and policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020.
LIQUIDITY AND CAPITAL RESOURCES
We use our liquidity and capital resources to: (1) support our operations, including the purchase of land, land development and construction of homes; (2) provide working capital; and (3) provide mortgage loans for our homebuyers. Our liquidity includes our cash and cash equivalents, Revolving Credit Facility and Mortgage Repurchase Facility (both defined below). Additionally, we have an existing effective shelf registration statement that allows us to issue equity, debt or hybrid securities up to $2.0 billion. Following the issuance of $350 million of 2.500% senior notes on January 11, 2021, $1.35 billion remains on our effective shelf registration statement.
Capital Resources
Our capital structure is primarily a combination of: (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our 5.500% senior notes due 2024, 3.850% senior notes due 2030, 2.500% senior notes due 2031 and our 6.000% senior notes due 2043; (3) our Revolving Credit Facility (defined below); and (4) our Mortgage Repurchase Facility (defined below). Because of our current balance of cash, cash equivalents, ability to access the capital markets, and available capacity under both our Revolving Credit Facility and Mortgage Repurchase Facility, we believe that our capital resources are adequate to satisfy our short and long-term capital requirements, including meeting future payments on our senior notes as they become due. See "Forward-Looking Statements" below.
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

Revolving Credit Facility. We have an unsecured revolving credit agreement (“Revolving Credit Facility”) with a group of lenders which may be used for general corporate purposes. This agreement was amended on December 28, 2020 to (1) increase the aggregate commitment from $1.0 billion to $1.2 billion (the “Commitment”), (2) extend the Revolving Credit Facility maturity of $1.125 billion of the Commitments to December 18, 2025 with the remaining Commitment continuing to termination on December 18, 2023 and (3) provide that the aggregate amount of the commitments may increase to an amount not to exceed $1.7 billion upon our request, subject to receipt of additional commitments from existing or additional lenders and, in the case of additional lenders, the consent of the co-administrative agents. As defined in the Revolving Credit Facility, interest rates on base rate borrowings are equal to the highest of (1) 0.0%, (2) a prime rate, (3) a federal funds effective rate plus 1.50%, and (4) a specified eurocurrency rate plus 1.00% and, in each case, plus a margin that is determined based on our credit ratings and leverage ratio. Interest rates on eurocurrency borrowings are equal to a specified eurocurrency rate plus a margin that is determined based on our credit ratings and leverage ratio. At any time at which our leverage ratio, as of the last day of the most recent calendar quarter, exceeds 55%, the aggregate principal amount of all consolidated senior debt borrowings outstanding may not exceed the borrowing base. There is no borrowing base requirement if our leverage ratio, as of the last day of the most recent calendar quarter, is 55% or less.
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
The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of March 31, 2021.
We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At March 31, 2021 and December 31, 2020, there were $37.3 million and $25.1 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. At March 31, 2021 and December 31, 2020, we had $10.0 million and $10.0 million, respectively, outstanding under the Revolving Credit Facility. As of March 31, 2021, availability under the Revolving Credit Facility was approximately $1.15 billion.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The Mortgage Repurchase Facility terminates on May 20, 2021. The Mortgage Repurchase Facility was amended on September 24, 2020 and again on March 25, 2021 to adjust the commitments to purchase for specific time periods. As part of the amendments, the commitments to purchase were increased to $200 million for the period December 22, 2020 through February 4, 2021 and $175 million for the period March 25, 2021 through April 22, 2021.

The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased by $75 million on March 29, 2021 effective through April 26, 2021. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased by $50 million on December 28, 2020 effective through January 27, 2021. At March 31, 2021 and December 31, 2020, HomeAmerican had $217.5 million and $202.4 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is based on a LIBOR rate or successor benchmark rate.

The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of March 31, 2021.
Dividends
During the three months ended March 31, 2021 and 2020, we paid cash dividends of $0.37 per share and $0.31 per share, respectively. Additionally, during the three months ended March 31, 2021, we distributed an 8% stock dividend.
MDC Common Stock Repurchase Program
At March 31, 2021, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the three months ended March 31, 2021.
Consolidated Cash Flow
During the three months ended March 31, 2021 and 2020, we used $58.0 million and $37.2 million of cash from operating activities, respectively. Cash used to increase housing completed or under construction for the three months ended March 31, 2021 and 2020 was $218.7 million and $178.9 million, respectively, as homes in inventory increased significantly during both periods. During the three months ended March 31, 2021, the most significant source of cash provided by operating activities was net income of $110.7 million compared to net income of $36.8 million during the three months ended March 31, 2020. The most significant source of cash provided by operating activities for the three months ended March 31, 2020 was $63.1 million from the sale of mortgage loans compared to $1.8 million during the three months ended March 31, 2021. This year-over-year decrease is due to the high volume of loan origination activity during the first quarter of 2021 driven by the increase in home deliveries. Cash provided by the change in accounts payable and accrued liabilities for the three months ended March 31, 2021 was $61.6 million compared to cash use of $1.1 million during the three months ended March 31, 2020. This year-over-year increase is due to the increased construction spend during the three months ended March 31, 2021 as a result of the year-over-year increase in home deliveries during the period as well as the increase in homes in inventory at period end.
During the three months ended March 31, 2021 and 2020, net cash used in investing activities was $5.7 million and $7.0 million, respectively. This primarily relates to cash used to purchase property and equipment, which remained consistent year-over-year.
During the three months ended March 31, 2021, net cash provided by financing activities was $336.3 million compared with cash use of $5.4 million in the prior year period. The primary driver of this increase in cash provided by financing activities was the proceeds from the issuance of senior notes of $347.7 million during the three months ended March 31, 2021.
Off-Balance Sheet Arrangements
Lot Option Purchase Contracts. In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At March 31, 2021, we had deposits of $37.1 million in the form of cash and $10.8 million in the form of letters of credit that secured option contracts to purchase 9,487 lots for a total estimated purchase price of $682.0 million.
Surety Bonds and Letters of Credit. At March 31, 2021, we had outstanding surety bonds and letters of credit totaling $306.7 million and $145.3 million, respectively, including $108.0 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $122.4 million and $86.2 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.
We have made no material guarantees with respect to third-party obligations.

IMPACT OF INFLATION, CHANGING PRICES AND ECONOMIC CONDITIONS
The impact of inflation and changing prices have not changed materially from the disclosure in our December 31, 2020 Annual Report on Form 10-K.

OTHER
Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q, as well as statements made by us in periodic press releases, oral statements made by our officials in the course of presentations about the Company and conference calls in connection with quarterly earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operations, cash flows, strategies and prospects. These forward-looking statements may be identified by terminology such as “likely,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be considered. Additionally, information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 and Item 1A of Part II of this Quarterly Report on Form 10-Q.
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
As of March 31, 2021, our cash and cash equivalents included commercial bank deposits and money market funds.
We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments and debt. Derivative instruments utilized in the normal course of business by HomeAmerican include interest rate lock commitments and forward sales of mortgage-backed securities, which are used to manage the price risk on fluctuations in interest rates on our mortgage loans in inventory and interest rate lock commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed at March 31, 2021 had an aggregate principal balance of $490.0 million, all of which were under interest rate lock commitments at an average interest rate of 3.18%. In addition, HomeAmerican had mortgage loans held-for-sale with an aggregate principal balance of $226.8 million at March 31, 2021, of which $65.1 million had not yet been committed to a mortgage purchaser and had an average interest rate of 2.93%. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale which had not yet been committed to a mortgage purchaser, HomeAmerican had forward sales of securities totaling $320.5 million and $203.0 million at March 31, 2021 and December 31, 2020, respectively.
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

Item 4.        Controls and Procedures
(a)Conclusion regarding the effectiveness of disclosure controls and procedures - An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision, and with the participation, of our management, including the Executive Chairman (principal executive officer) and the Chief Financial Officer (principal financial officer).  Based on that evaluation, our management, including the Executive Chairman and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
(b)Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.     Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors that appeared under Item 1A. Risk Factors in the Company’s 2020 Annual Report on Form 10-K. There are no material changes from the risk factors included within the Company’s 2020 Annual Report on Form 10-K, other than the risk described below.
The recent global Coronavirus/COVID-19 pandemic could harm business and results of operations of the Company.
Demand for our homes is dependent on a variety of macroeconomic factors, such as employment levels, availability of financing for homebuyers, interest rates, consumer confidence, wage growth, household formations, levels of new and existing homes for sale, cost of land, labor and construction materials, demographic trends and housing demand. These factors, in particular consumer confidence, can be significantly and adversely affected by a variety of factors beyond our control. In response to the pandemic, many state and local governments instituted restrictions that substantially limited the operations of non-essential businesses and the activities of individuals. While many of these restrictions have been or are in the process of being eased, there is still significant uncertainty as a result of the pandemic and its potential to continue to negatively impact the U.S. economy and consumer confidence. The degree to which the pandemic will impact our financial results in the coming periods depends on future developments that are highly uncertain, including new information that may emerge concerning the severity of the pandemic, whether there are additional outbreaks of COVID-19 and the actions taken to contain or address the virus. If the pandemic continues to cause significant negative impacts to the U.S. economy and consumer confidence, our results of operations, financial condition and cash flows could be significantly and adversely impacted.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchase of common stock during the three months ended March 31, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number of Shares that may yet be Purchased under the Plan or Program (2)
January 1 to January 31, 2021	215	$46.17	—	4,000,000
February 1 to February 28, 2021	27,624	$54.85	—	4,000,000
March 1 to March 31, 2021	—	N/A	—	4,000,000
(1) Represents shares of common stock withheld by us to cover withholding taxes due upon the vesting of restricted stock award shares, at the election of certain holders of nonvested shares, with market value approximating the amount of withholding taxes due.
(2) We are authorized to repurchase up to 4,000,000 shares of our common stock. There were no shares of MDC common stock repurchased under this repurchase program during the three month period ended March 31, 2021.

Item 6.        Exhibits

4.1
Supplemental Indenture (2.500% Senior Notes due 2031), dated as of January 11, 2021, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed January 11, 2021). *

10.1
Sixth Amendment to Amended and Restated Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of March 25, 2021 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 26, 2021). *

22	Subsidiary Guarantors.
31.1	Certification of principal executive officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the three and three months ended March 31, 2021 and 2020, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three and three months ended March 31, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020; and (v) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________________
*Incorporated by reference.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 29, 2021	M.D.C. HOLDINGS, INC.
(Registrant)

By: /s/ Robert N. Martin
Robert N. Martin Senior Vice President, Chief Financial Officer (principal financial officer and duly authorized officer)

Date: April 29, 2021	By: /s/ Staci M. Woolsey
Staci M. Woolsey Vice President, Controller and Chief Accounting Officer (principal accounting officer and duly authorized officer)