Form 10-Q
period 2021-06-30
M.D.C. HOLDINGS, INC.
filed 2021-07-29
CIK 773141

City

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of July 27, 2021, 70,620,251 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTER ENDED June 30, 2021

(i)

PART I
Item 1.    Unaudited Consolidated Financial Statements
M.D.C. HOLDINGS, INC.
Consolidated Balance Sheets

	June 30, 2021	December 31, 2020

	(Dollars in thousands, except per share amounts)
ASSETS
Homebuilding:
Cash and cash equivalents	$638,547	$411,362
Restricted cash	14,158	15,343
Trade and other receivables	133,146	72,466
Inventories:
Housing completed or under construction	1,872,666	1,486,587
Land and land under development	1,309,360	1,345,643
Total inventories	3,182,026	2,832,230
Property and equipment, net	59,664	61,880
Deferred tax asset, net	14,793	11,454
Prepaids and other assets	98,066	101,685
Total homebuilding assets	4,140,400	3,506,420
Financial Services:
Cash and cash equivalents	88,654	77,267
Mortgage loans held-for-sale, net	186,086	232,556
Other assets	43,054	48,677
Total financial services assets	317,794	358,500
Total Assets	$4,458,194	$3,864,920
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$135,712	$98,862
Accrued and other liabilities	330,929	300,735
Revolving credit facility	10,000	10,000
Senior notes, net	1,384,714	1,037,391
Total homebuilding liabilities	1,861,355	1,446,988
Financial Services:
Accounts payable and accrued liabilities	99,599	95,630
Mortgage repurchase facility	164,681	202,390
Total financial services liabilities	264,280	298,020
Total Liabilities	2,125,635	1,745,008
Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized; 70,619,638 and 64,851,126 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	706	649
Additional paid-in-capital	1,689,689	1,407,597
Retained earnings	642,164	711,666
Total Stockholders' Equity	2,332,559	2,119,912
Total Liabilities and Stockholders' Equity	$4,458,194	$3,864,920
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$1,367,773	$886,758	$2,409,631	$1,583,843
Home cost of sales	(1,051,181)	(707,789)	(1,865,069)	(1,266,436)
Gross profit	316,592	178,969	544,562	317,407
Selling, general and administrative expenses	(128,861)	(92,316)	(243,854)	(181,637)
Interest and other income	868	720	1,835	2,609
Other expense	(1,090)	(2,452)	(1,527)	(3,789)
Homebuilding pretax income	187,509	84,921	301,016	134,590

Financial Services:
Revenues	33,318	32,964	78,341	54,850
Expenses	(16,440)	(12,178)	(31,545)	(23,107)
Other income (expense), net	1,155	5,931	2,042	(6,133)
Financial services pretax income	18,033	26,717	48,838	25,610

Income before income taxes	205,542	111,638	349,854	160,200
Provision for income taxes	(51,190)	(27,242)	(84,812)	(39,044)
Net income	$154,352	$84,396	$265,042	$121,156

Comprehensive income	$154,352	$84,396	$265,042	$121,156

Earnings per share:
Basic	$2.19	$1.23	$3.76	$1.78
Diluted	$2.11	$1.21	$3.62	$1.73

Weighted average common shares outstanding:
Basic	70,291,057	68,057,093	70,044,326	67,775,735
Diluted	72,715,273	69,207,415	72,754,141	69,701,942

Dividends declared per share	$0.40	$0.31	$0.77	$0.61
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except share amounts)

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2020	64,851,126	$649	$1,407,597	$711,666	$2,119,912
Net Income	—	—	—	110,690	110,690
Shares issued under stock-based compensation programs, net	221,303	2	1,007	—	1,009
Cash dividends declared	—	—	—	(25,978)	(25,978)
Stock dividend declared	5,192,776	52	279,579	(280,318)	(687)
Stock-based compensation expense	—	—	9,926	—	9,926
Balance at March 31, 2021	70,265,205	$703	$1,698,109	$516,060	$2,214,872
Net Income	—	—	—	154,352	154,352
Shares issued under stock-based compensation programs, net	358,993	3	(16,546)	—	(16,543)
Cash dividends declared	—	—	—	(28,248)	(28,248)
Stock-based compensation expense	—	—	8,126	—	8,126
Forfeiture of restricted stock	(4,560)	—	—	—	—
Balance at June 30, 2021	70,619,638	$706	$1,689,689	$642,164	$2,332,559

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2019	62,574,961	$626	$1,348,733	$433,126	$1,782,485
Cumulative effect of newly adopted accounting standards	—	—	—	(34)	(34)
Balance at January 1, 2020	62,574,961	626	1,348,733	433,092	1,782,451
Net Income	—	—	—	36,760	36,760
Shares issued under stock-based compensation programs, net	477,582	5	8,189	—	8,194
Cash dividends declared	—	—	—	(20,768)	(20,768)
Stock-based compensation expense	—	—	4,440	—	4,440
Forfeiture of restricted stock	(48)	—	—	—	—
Balance at March 31, 2020	63,052,495	$631	$1,361,362	$449,084	$1,811,077
Net Income	—	—	—	84,396	84,396
Shares issued under stock-based compensation programs, net	334,178	3	(6,865)	—	(6,862)
Cash dividends declared	—	—	—	(20,914)	(20,914)
Stock-based compensation expense	—	—	5,488	—	5,488
Forfeiture of restricted stock	(1,807)	—	—	—	—
Balance at June 30, 2020	63,384,866	$634	$1,359,985	$512,566	$1,873,185
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2021	2020

	(Dollars in thousands)
Operating Activities:
Net income	$265,042	$121,156
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	18,867	9,928
Depreciation and amortization	16,178	11,527
Net loss on marketable equity securities	—	8,285
Deferred income tax expense	(3,339)	1,962
Net changes in assets and liabilities:
Trade and other receivables	(57,105)	(23,445)
Mortgage loans held-for-sale, net	46,470	23,454
Housing completed or under construction	(385,698)	(233,829)
Land and land under development	36,379	94,918
Prepaids and other assets	4,695	1,209
Accounts payable and accrued and other liabilities	70,595	40,539
Net cash provided by operating activities	12,084	55,704

Investing Activities:
Purchases of marketable securities	—	(10,804)
Sales of marketable securities	—	59,266
Purchases of property and equipment	(13,447)	(12,968)
Net cash provided by (used in) investing activities	(13,447)	35,494

Financing Activities:
Payments on mortgage repurchase facility, net	(37,709)	(7,522)
Payments on homebuilding line of credit, net	—	(5,000)
Repayment of senior notes	—	(250,000)
Proceeds from issuance of senior notes	347,725	298,050
Dividend payments	(54,913)	(41,682)
Payments of deferred financing costs	(819)	—
Issuance of shares under stock-based compensation programs, net	(15,534)	1,332
Net cash provided by (used in) financing activities	238,750	(4,822)

Net increase (decrease) in cash, cash equivalents and restricted cash	237,387	86,376
Cash, cash equivalents and restricted cash:
Beginning of period	503,972	474,212
End of period	$741,359	$560,588

Reconciliation of cash, cash equivalents and restricted cash:
Homebuilding:
Cash and cash equivalents	$638,547	$482,702
Restricted cash	14,158	15,668
Financial Services:
Cash and cash equivalents	88,654	62,218
Total cash, cash equivalents and restricted cash	$741,359	$560,588
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

1.    Basis of Presentation
The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. ("MDC," “the Company," “we,” “us,” or “our,” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at June 30, 2021 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
2.    Recently Issued Accounting Standards
Adoption of New Accounting Standards
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires measurement and recognition of expected credit losses for financial assets held. The amendments in ASU 2016-13 eliminate the probable threshold for initial recognition of a credit loss in current GAAP and reflect an entity’s current estimate of all expected credit losses. On January 1, 2020, we adopted ASU 2016-13 using the modified retrospective transition method, resulting in a cumulative effect adjustment that decreased the opening balance of retained earnings by less than $0.1 million. The standard did not materially impact our consolidated statements of operations and comprehensive income or consolidated cash flows.

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
•Mountain (Colorado, Idaho and Utah)
•East (mid-Atlantic, which includes Maryland and Virginia, Florida and Tennessee)
Our financial services business consists of the operations of the following operating segments: (1) HomeAmerican Mortgage Corporation (“HomeAmerican”); (2) Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”); (3) StarAmerican Insurance Ltd. (“StarAmerican”); (4) American Home Insurance Agency, Inc.; and (5) American Home Title and Escrow Company. Due to its contributions to consolidated pretax income, we consider HomeAmerican to be a reportable segment (“mortgage operations”). The remaining operating segments have been aggregated into one reportable segment (“other”) because they do not individually exceed 10 percent of: (1) consolidated revenue; (2) the greater of (a) the combined reported profit of all operating segments that did not report a loss or (b) the positive value of the combined reported loss of all operating segments that reported losses; or (3) consolidated assets.
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
The following table summarizes revenues for our homebuilding and financial services operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Homebuilding
West	$847,683	$490,117	$1,464,294	$895,615
Mountain	400,633	316,666	725,350	539,524
East	119,457	79,975	219,987	148,704
Total homebuilding revenues	$1,367,773	$886,758	$2,409,631	$1,583,843

Financial Services
Mortgage operations	$23,321	$24,363	$58,486	$38,988
Other	9,997	8,601	19,855	15,862
Total financial services revenues	$33,318	$32,964	$78,341	$54,850

The following table summarizes pretax income (loss) for our homebuilding and financial services operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Homebuilding
West	$132,919	$48,745	$210,106	$85,321
Mountain	64,052	41,807	109,910	63,319
East	10,846	3,073	18,681	3,973
Corporate	(20,308)	(8,704)	(37,681)	(18,023)
Total homebuilding pretax income	$187,509	$84,921	$301,016	$134,590
Financial Services
Mortgage operations	$14,088	$17,506	$40,127	$25,749
Other	3,945	9,211	8,711	(139)
Total financial services pretax income	$18,033	$26,717	$48,838	$25,610

Total pretax income	$205,542	$111,638	$349,854	$160,200
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

	June 30, 2021	December 31, 2020

	(Dollars in thousands)
Homebuilding assets
West	$2,083,436	$1,855,567
Mountain	994,226	905,007
East	372,166	274,937
Corporate	690,572	470,909
Total homebuilding assets	$4,140,400	$3,506,420
Financial services assets
Mortgage operations	$225,971	$279,649
Other	91,823	78,851
Total financial services assets	$317,794	$358,500

Total assets	$4,458,194	$3,864,920

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(Dollars in thousands, except per share amounts)
Numerator
Net income	$154,352	$84,396	$265,042	$121,156
Less: distributed earnings allocated to participating securities	(133)	(121)	(291)	(256)
Less: undistributed earnings allocated to participating securities	(589)	(363)	(1,067)	(465)
Net income attributable to common stockholders (numerator for basic earnings per share)	153,630	83,912	263,684	120,435
Add back: undistributed earnings allocated to participating securities	589	363	1,067	465
Less: undistributed earnings reallocated to participating securities	(569)	(357)	(1,032)	(455)
Numerator for diluted earnings per share under two class method	$153,650	$83,918	$263,719	$120,445

Denominator
Weighted-average common shares outstanding	70,291,057	68,057,093	70,044,326	67,775,735
Add: dilutive effect of stock options	2,424,216	1,150,322	2,394,887	1,614,428
Add: dilutive effect of performance share units	—	—	314,928	311,779
Denominator for diluted earnings per share under two class method	72,715,273	69,207,415	72,754,141	69,701,942

Basic Earnings Per Common Share	$2.19	$1.23	$3.76	$1.78
Diluted Earnings Per Common Share	$2.11	$1.21	$3.62	$1.73
Diluted EPS for the three and six months ended June 30, 2020 excluded options to purchase 1.3 million and 0.8 million shares, respectively, because the effect of their inclusion would be anti-dilutive. Their were zero anti-dilutive options for both the three and six months ended June 30, 2021.

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
The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis:

		Fair Value
Financial Instrument	Hierarchy	June 30, 2021	December 31, 2020

		(Dollars in thousands)
Mortgage loans held-for-sale, net	Level 2	$186,086	$232,556
The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of June 30, 2021 and December 31, 2020.
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
The following table reconciles the net gain (loss) recognized during the three and six months ended June 30, 2021 and 2020 on equity securities to the unrealized gain recognized during the periods on equity securities still held at the reporting date.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Net gain (loss) recognized during the period on equity securities	$—	$4,983	$—	$(8,285)
Less: Net gain (loss) recognized during the period on equity securities sold during the period	—	4,983	—	(8,285)
Unrealized gain (loss) loss recognized during the reporting period on equity securities still held at the reporting date	$—	$—	$—	$—
Mortgage loans held-for-sale, net.  Our mortgage loans held-for-sale, which are measured at fair value on a recurring basis, include (1) mortgage loans held-for-sale that are under commitments to sell and (2) mortgage loans held-for-sale that are not under commitments to sell. At June 30, 2021 and December 31, 2020, we had $118.9 million and $137.3 million, respectively, of mortgage loans held-for-sale under commitments to sell. The fair value for those loans was based on quoted market prices for those mortgage loans, which are Level 2 fair value inputs. At June 30, 2021 and December 31, 2020, we had $67.2 million and $95.3 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input.
Gains on sales of mortgage loans, net, are included as a component of revenues in the financial services section of our consolidated statements of operations and comprehensive income. For the three and six months ended June 30, 2021, we recorded net gains on the sales of mortgage loans of $26.4 million and $49.9 million, respectively, compared to $20.8 million and $37.5 million for the same periods in the prior year, respectively.

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

	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in thousands)
$250 million 5.500% Senior Notes due January 2024, net	$249,352	$274,650	$249,233	$275,463
$300 million 3.850% Senior Notes due January 2030, net	297,577	322,725	297,458	331,384
$350 million 2.500% Senior Notes due January 2031, net	346,985	326,522	—	—
$500 million 6.000% Senior Notes due January 2043, net	490,800	639,003	490,700	667,288
Total	$1,384,714	$1,562,900	$1,037,391	$1,274,135

6.    Inventories
The following table sets forth, by reportable segment, information relating to our homebuilding inventories:

	June 30, 2021	December 31, 2020

	(Dollars in thousands)
Housing completed or under construction:
West	$1,064,028	$902,842
Mountain	608,629	464,501
East	200,009	119,244
Subtotal	1,872,666	1,486,587
Land and land under development:
West	838,482	822,504
Mountain	325,277	391,054
East	145,601	132,085
Subtotal	1,309,360	1,345,643
Total inventories	$3,182,026	$2,832,230
Our inventories are primarily associated with communities where we intend to construct and sell homes, including models. Costs capitalized to land and land under development primarily include: (1) land costs; (2) land development costs; (3) entitlement costs; (4) capitalized interest; (5) engineering fees; and (6) title insurance, real property taxes and closing costs directly related to the purchase of the land parcel. Components of housing completed or under construction primarily include: (1) land costs transferred from land and land under development; (2) direct construction costs associated with a house; (3) real property taxes, engineering fees, permits and other fees; (4) capitalized interest; and (5) indirect construction costs, which include field construction management salaries and benefits, utilities and other construction related costs. Land costs are transferred from land and land under development to housing completed or under construction at the point in time that construction of a home on an owned lot begins.

In accordance with ASC Topic 360, Property, Plant, and Equipment (“ASC 360”), homebuilding inventories, excluding those classified as held for sale, are carried at cost unless events and circumstances indicate that the carrying value of the underlying subdivision may not be recoverable.  We evaluate inventories for impairment at each quarter end on a subdivision level basis as each such subdivision represents the lowest level of identifiable cash flows. In making this determination, we review, among other things, the following for each subdivision:
•actual and trending “Homebuilding Margin” (which is defined as home sale revenues less home cost of sales and all incremental costs associated directly with the subdivision, including sales commissions and marketing costs);
•forecasted Homebuilding Margin for homes in backlog;
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Homebuilding interest incurred	$17,409	$15,094	$34,741	$31,628
Less: Interest capitalized	(17,409)	(15,094)	(34,741)	(31,628)
Homebuilding interest expensed	$—	$—	$—	$—

Interest capitalized, beginning of period	$55,268	$59,077	$52,777	$55,310
Plus: Interest capitalized during period	17,409	15,094	34,741	31,628
Less: Previously capitalized interest included in home cost of sales	(18,326)	(17,242)	(33,167)	(30,009)
Interest capitalized, end of period	$54,351	$56,929	$54,351	$56,929

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
Operating lease expense is included as a component of selling, general and administrative expenses in the homebuilding and expenses in the financial services sections of our consolidated statements of operations and comprehensive income, respectively. Components of operating lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Operating lease cost [1]	$1,995	$2,120	$3,972	$4,166
Less: Sublease income (Note 19)	(39)	(38)	(78)	(76)
Net lease cost	$1,956	$2,082	$3,894	$4,090
1Includes variable lease costs, which are immaterial.

Supplemental cash flow information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,887	$1,741	$3,745	$3,647
Leased assets obtained in exchange for new operating lease liabilities	$—	$1,405	$830	$4,050
Weighted-average remaining lease term and discount rate for operating leases were as follows:

June 30, 2021
Weighted-average remaining lease term (in years)	4.9
Weighted-average discount rate	5.5%
Maturities of operating lease liabilities were as follows:

Year Ended December 31,
(Dollars in thousands)
2021 (excluding the six months ended June 30, 2021)	$3,165
2022	7,387
2023	6,416
2024	5,717
2025	5,493
Thereafter	4,869
Total operating lease payments	$33,047

Less: Interest	4,150
Present value of operating lease liabilities [1]	$28,897
_______________________________________________________________

1Homebuilding and financial services operating lease liabilities of $28.5 million and $0.4 million, respectively, are included as a component of accrued and other liabilities and accounts payable and accrued liabilities, respectively, in the homebuilding and financial services section of our consolidated balance sheet at June 30, 2021.

9.    Homebuilding Prepaids and Other Assets
The following table sets forth the components of homebuilding prepaids and other assets:

	June 30, 2021	December 31, 2020

	(Dollars in thousands)
Land option deposits	$37,487	$29,987
Operating lease right-of-use asset	27,448	29,226
Prepaids	18,916	26,929
Deferred debt issuance costs on revolving credit facility, net	8,074	9,043
Goodwill	6,008	6,008
Other	133	492
Total prepaids and other assets	$98,066	$101,685

10.    Homebuilding Accrued and Other Liabilities and Financial Services Accounts Payable and Accrued Liabilities
The following table sets forth information relating to homebuilding accrued and other liabilities:

	June 30, 2021	December 31, 2020

	(Dollars in thousands)
Customer and escrow deposits	$84,780	$67,022
Accrued compensation and related expenses	54,578	56,682
Warranty accrual (Note 11)	35,017	33,664
Accrued interest	32,122	27,650
Lease liability (Note 8)	28,454	30,221
Land development and home construction accruals	15,620	10,824
Construction defect claim reserves (Note 12)	8,353	8,479
Income taxes payable	6,468	8,285
Other accrued liabilities	65,537	57,908
Total accrued and other liabilities	$330,929	$300,735
The following table sets forth information relating to financial services accounts payable and accrued liabilities:

	June 30, 2021	December 31, 2020

	(Dollars in thousands)
Insurance reserves (Note 12)	$67,933	$61,575
Accounts payable and other accrued liabilities	31,666	34,055
Total accounts payable and accrued liabilities	$99,599	$95,630

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
The table set forth below summarizes accrual, adjustment and payment activity related to our warranty accrual for the three and six months ended June 30, 2021 and 2020. The warranty accrual increased due to the increase in the number of home closings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Balance at beginning of period	$33,873	$30,887	$33,664	$31,386
Expense provisions	5,703	3,937	10,088	7,102
Cash payments	(4,559)	(2,366)	(8,735)	(6,030)
Adjustments	—	(2,000)	—	(2,000)
Balance at end of period	$35,017	$30,458	$35,017	$30,458

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
The table set forth below summarizes our insurance and construction defect claim reserves activity for the three and six months ended June 30, 2021 and 2020. These reserves are included as a component of accounts payable and accrued liabilities and accrued and other liabilities in the financial services and homebuilding sections, respectively, of the consolidated balance sheets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Balance at beginning of period	$74,003	$61,450	$70,054	$60,415
Expense provisions	5,388	3,586	9,671	6,504
Cash payments, net of recoveries	(3,105)	(1,155)	(3,439)	(3,038)
Balance at end of period	$76,286	$63,881	$76,286	$63,881
In the ordinary course of business, we make payments from our insurance and construction defect claim reserves to settle litigation claims arising from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the three and six months ended June 30, 2021 and 2020 are not necessarily indicative of what future cash payments will be for subsequent periods.
13.    Income Taxes

Our overall effective income tax rates were 24.9% and 24.2% for the three and six months ended June 30, 2021 and 24.4% for both the three and six months ended June 30, 2020. The rates for the three and six months ended June 30, 2021 resulted in income tax expense of $51.2 million and $84.8 million, respectively, compared to income tax expense of $27.2 million and $39.0 million for the three and six months ended June 30, 2020, respectively. The year-over-year increase in the effective tax rate for the three months ended June 30, 2021, was primarily due to an increase in pretax income, in addition to a decrease in the amount of executive compensation that is deductible under Internal Revenue Code Section 162(m).

14.    Senior Notes
The carrying values of our senior notes as of June 30, 2021 and December 31, 2020, net of any unamortized debt issuance costs or discount, were as follows:

	June 30, 2021	December 31, 2020

	(Dollars in thousands)
5.500% Senior Notes due January 2024, net	$249,352	$249,233
3.850% Senior Notes due January 2030, net	297,577	297,458
2.500% Senior Notes due January 2031, net	346,985	—
6.000% Senior Notes due January 2043, net	490,800	490,700
Total	$1,384,714	$1,037,391
Our senior notes are not secured and, while the senior note indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries.
15.    Stock-Based Compensation
The following table sets forth share-based award expense activity for the three and six months ended June 30, 2021 and 2020, which is included as a component of selling, general and administrative expenses and expenses in the homebuilding and financial services sections of our consolidated statements of operations and comprehensive income, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Stock option grants expense	$725	$717	$1,589	$1,212
Restricted stock awards expense	1,452	1,053	3,921	2,570
Performance share units expense	6,842	3,718	13,435	6,146
Total stock-based compensation	$9,019	$5,488	$18,945	$9,928
Additional detail on the performance share units ("PSUs") expense is included below:
2018 PSU Grants. The 2018 PSU awards vested on April 29, 2021. For the six months ended June 30, 2021, the Company recorded share-based award expense of $1.3 million related to these awards. For the three and six months ended June 30, 2020, the Company recorded share-based award expense of $3.7 million and $4.7 million, respectively, related to these awards.
2019 PSU Grants. As of June 30, 2021, the Company recorded the required share-based award expense related to the awards of $1.8 million and $3.7 million for the three and six months ended June 30, 2021, based on its assessment of the probability for achievement of the performance targets. As of June 30, 2020, the Company concluded that achievement of the performance targets had not met the level of probability required to record compensation expense and as such, no expense related to these awards was recognized.

2020 PSU Grants. As of June 30, 2021, the Company recorded the required share-based award expense related to the awards of $5.0 million and $8.5 million for the three and six months ended June 30, 2021, based on its assessment of the probability for achievement of the performance targets.
2021 PSU Grants. The 2021 PSUs were granted on July 14, 2021 and included a target number of share units of 397,500. The grant date fair value was $44.35 per share unit. As the PSU's were granted subsequent to June 30, 2021, the achievement of the performance targets were not assessed for the three and six months ended June 30, 2021 and as such, no expense related to these awards was recognized for these periods.
16.    Commitments and Contingencies
Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At June 30, 2021, we had outstanding surety bonds and letters of credit totaling $295.5 million and $151.7 million, respectively, including $114.0 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $140.2 million and $107.5 million, respectively. All letters of credit as of June 30, 2021, excluding those issued by HomeAmerican, were issued under our unsecured revolving credit facility (see Note 18 for further discussion of the revolving credit facility). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.
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
Lot Option Contracts. In the ordinary course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allow us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, and minimizes the amount of land inventories on our consolidated balance sheets. In certain cases, these contracts will be settled shortly following the end of the period. Our obligation with respect to Option Contracts is generally limited to forfeiture of the related deposits. At June 30, 2021, we had cash deposits and letters of credit totaling $33.3 million and $10.9 million, respectively, at risk associated with the option to purchase 10,900 lots.

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
At June 30, 2021, we had interest rate lock commitments with an aggregate principal balance of $306.0 million. Additionally, we had $64.9 million of mortgage loans held-for-sale at June 30, 2021 that had not yet been committed to a mortgage purchaser. In order to hedge the changes in fair value of our interest rate lock commitments and mortgage loans held-for-sale that had not yet been committed to a mortgage purchaser, we had forward sales of securities totaling $189.5 million at June 30, 2021.
For the three and six months ended June 30, 2021, we recorded net gain (loss) on derivatives of $(8.1) million and $1.0 million, respectively, in revenues in the financial services section of our consolidated statements of operations and comprehensive income, compared to net gains of $2.3 million and $3.3 million for the same periods in 2020.
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
The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of June 30, 2021.
We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At June 30, 2021 and December 31, 2020, there were $37.7 million and $25.1 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. At June 30, 2021 and December 31, 2020, we had $10.0 million and $10.0 million, respectively, outstanding under the Revolving Credit Facility. As of June 30, 2021, availability under the Revolving Credit Facility was approximately $1.15 billion.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The Mortgage Repurchase Facility was amended on September 24, 2020, March 25, 2021 and May 20, 2021 to adjust the commitments to purchase for specific time periods. As part of the amendments, the commitments to purchase (subject to increase by up to $75 million under certain conditions) were increased as follows: (1) $200 million for the periods December 22, 2020 through February 4, 2021 and December 21, 2021 through February 3, 2022, (2) $175 million for the periods March 25, 2021 through April 22, 2021, June 23, 2021 through July 22, 2021 and September 22, 2021 through October 21, 2021 and (3) $150 million for the period March 23, 2022 through April 21, 2022. The Mortgage Repurchase Facility terminates on May 19, 2022.

The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased by $25 million on June 28, 2021 effective through July 22, 2021. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased by $50 million on December 28, 2020 effective through January 27, 2021. At June 30, 2021 and December 31, 2020 HomeAmerican had $164.7 million and $202.4 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is based on a LIBOR rate or successor benchmark rate.
The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of June 30, 2021.
19.    Related Party Transactions
The Company has a sublease agreement with CVentures, Inc. Larry A. Mizel, the Executive Chairman of the Company, is the President of CVentures, Inc. The sublease is for office space that CVentures, Inc. has continuously leased from the Company since 2005. The current sublease term commenced November 1, 2016 and will continue through October 31, 2026. The sublease agreement is for approximately 5,437 rentable square feet at a base rent that increases over the term from $26.50 to $31.67 per rentable square foot per year. The sublease rent is an allocation of the rent under the master lease agreement based on the sublease square footage.

20.    Supplemental Guarantor Information
Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by the following subsidiaries (collectively, the "Guarantor Subsidiaries"), which are 100%-owned subsidiaries of the Company:
•M.D.C. Land Corporation
•RAH of Florida, Inc.
•Richmond American Construction, Inc.
•Richmond American Construction NM, Inc. (formerly known as Richmond American Homes Five, Inc.)
•Richmond American Homes of Arizona, Inc.
•Richmond American Homes of Colorado, Inc.
•Richmond American Homes of Florida, LP
•Richmond American Homes of Idaho, Inc. (formerly known as Richmond American Homes of Illinois, Inc.)
•Richmond American Homes of Maryland, Inc.
•Richmond American Homes of Nevada, Inc.
•Richmond American Homes of New Mexico, Inc. (formerly known as Richmond American Homes Three, Inc.)
•Richmond American Homes of Oregon, Inc.
•Richmond American Homes of Pennsylvania, Inc.
•Richmond American Homes of Tennessee, Inc. (formerly known as Richmond American Homes of New Jersey, Inc.)
•Richmond American Homes of Texas, Inc. (formerly known as Richmond American Homes Four, Inc.)
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
As the combined assets, liabilities and results of operations of M.D.C. Holdings, Inc. and the Guarantor Subsidiaries (the “Obligor Group”) are not materially different from those in the homebuilding section of our consolidated balance sheets and consolidated statements of operations and comprehensive income, separate summarized financial information of the Obligor Group has not been included. As of June 30, 2021 and December 31, 2020, amounts due to non-guarantor subsidiaries from the Obligor Group totaled $65.0 million and $65.8 million, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$1,367,773	$886,758	$2,409,631	$1,583,843
Home cost of sales	(1,051,181)	(707,789)	(1,865,069)	(1,266,436)
Gross profit	316,592	178,969	544,562	317,407
Gross margin	23.1%	20.2%	22.6%	20.0%
Selling, general and administrative expenses	(128,861)	(92,316)	(243,854)	(181,637)
Interest and other income	868	720	1,835	2,609
Other expense	(1,090)	(2,452)	(1,527)	(3,789)
Homebuilding pretax income	187,509	84,921	301,016	134,590

Financial Services:
Revenues	33,318	32,964	78,341	54,850
Expenses	(16,440)	(12,178)	(31,545)	(23,107)
Other income (expense), net	1,155	5,931	2,042	(6,133)
Financial services pretax income	18,033	26,717	48,838	25,610

Income before income taxes	205,542	111,638	349,854	160,200
Provision for income taxes	(51,190)	(27,242)	(84,812)	(39,044)
Net income	$154,352	$84,396	$265,042	$121,156

Earnings per share:
Basic	$2.19	$1.23	$3.76	$1.78
Diluted	$2.11	$1.21	$3.62	$1.73

Weighted average common shares outstanding:
Basic	70,291,057	68,057,093	70,044,326	67,775,735
Diluted	72,715,273	69,207,415	72,754,141	69,701,942

Dividends declared per share	$0.40	$0.31	$0.77	$0.61

Cash provided by (used in):
Operating Activities	$70,041	$92,877	$12,084	$55,704
Investing Activities	$(7,698)	$42,512	$(13,447)	$35,494
Financing Activities	$(97,592)	$574	$238,750	$(4,822)

Overview
Industry Conditions and Outlook for MDC*

The demand for our homes remained very strong during the second quarter of 2021, driven by low interest rates, an improving economy and a continued focus on suburban homeownership. In contrast, the supply of new and existing homes remained constrained, due in large part to the underproduction of new homes over the past decade. As a result of this supply-demand imbalance, we continued to raise sales prices in the majority of our communities during the second quarter in order to (1) offset cost increases, which have been significant due to labor and material shortages; (2) reduce our sales absorption rate to keep our backlog at a level that is manageable for our construction personnel and trade partners, and; (3) improve the profitability per home closed given the limits on construction capacity.

While our construction cycle times have been negatively impacted by an increased demand for labor and materials, our management team remains focused on minimizing the impact of any such disruptions on our home construction process. To that end, we delivered 2,722 homes during the second quarter, representing a 43% increase from the prior year quarter and an 80% increase from the second quarter of 2019.

We ended the quarter in a strong financial position, with total liquidity of $1.91 billion and a debt-to-capital ratio of 37.3%. We continue to strategically deploy capital to grow our lot count and replenish our land pipeline. During the second quarter we acquired 3,686 lots across 66 communities and approved over 5,700 lots for purchase. We control 34,400 lots as of June 30, 2021, which represents a 37% increase year-over-year and provides a strong platform for the future growth of our Company. While we remain confident in the long term growth prospects for the industry, we continue to closely monitor developments related to COVID-19, which are highly uncertain and could adversely impact our operations and financial results in future periods.
Three Months Ended June 30, 2021
For the three months ended June 30, 2021, our net income was $154.4 million, or $2.11 per diluted share, a 83% increase compared to net income of $84.4 million, or $1.21 per diluted share, for the same period in the prior year. The increase was driven by our homebuilding operations, which generated pretax income of $187.5 million. This represented an increase of $102.6 million, or 121% from the second quarter of 2020. The increase in homebuilding pretax income was the result of a 54% increase in home sale revenues and a 390 basis point increase in our operating margin. The increase in operating margin was the result of our improved pricing over the last twelve months as well as better operating leverage as we continue to see strong results in our more traditional markets and the results of better scale within some of our smaller markets. Our financial services pretax income decreased $8.7 million or 33% from the prior year period to $18.0 million. The decrease in financial services pretax income was primarily due to $5.0 million of gains on equity securities recognized during the prior year quarter. No such gains or losses were recognized in the current year to date. Our mortgage business experienced a small decrease in pretax income year-over-year due to increased competition in the primary mortgage market, increased compensation related costs and a temporary decrease in the number of mortgages we originated as a percentage of our total home delivered ("Capture Rate").
The dollar value of our net new home orders increased 40% from the prior year period, due to a 14% increase in the number of net new orders and a 24% increase in the average selling price of those orders. The increase in the number of net new orders was due to an increase in the monthly sales absorption rate driven by strong demand during the quarter as noted above. The increase in the average selling price was the result of price increases implemented over the past twelve months.
Six Months Ended June 30, 2021
For the six months ended June 30, 2021, our net income was $265.0 million, or $3.62 per diluted share, a 119% increase compared to net income of $121.2 million, or $1.73 per diluted share, for the same period in the prior year. Both our homebuilding and financial services businesses contributed to the increase, as pretax income from our homebuilding operations increased $166.4 million, or 124%, and our financial services pretax income increased $23.2 million, or 91%. The main drivers of the increase in homebuilding pretax income are consistent with the second quarter discussed above. The increase in financial services pretax income was primarily due to our mortgage business, which experienced an increase in loan origination and sales activity driven by the overall increase in volume of our homebuilding operations. Additionally, $8.3 million of net losses on equity securities were recognized in the prior year period, further impacting the year-over-year increase in financial services pretax income.
* See "Forward-Looking Statements" below.

Homebuilding
Pretax Income:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%

	(Dollars in thousands)
West	$132,919	$48,745	$84,174	173%	$210,106	$85,321	$124,785	146%
Mountain	64,052	41,807	22,245	53%	109,910	63,319	46,591	74%
East	10,846	3,073	7,773	253%	18,681	3,973	14,708	370%
Corporate	(20,308)	(8,704)	(11,604)	(133)%	(37,681)	(18,023)	(19,658)	(109)%
Total Homebuilding pretax income	$187,509	$84,921	$102,588	121%	$301,016	$134,590	$166,426	124%
For the three months ended June 30, 2021, we recorded homebuilding pretax income of $187.5 million, an increase of 121% from $84.9 million for the same period in the prior year. The increase was due to a 54% increase in home sale revenues, a 290 basis point increase in our gross margin from home sales and a 100 basis point decrease in our selling, general and administrative expenses as a percentage of revenue.
Our West segment experienced a $84.2 million year-over-year increase in pretax income, due to a 73% increase in home sales revenue and an improved gross margin. Our Mountain segment experienced a $22.2 million increase in pretax income from the prior year, as a result of a 27% increase in home sales revenue and an improved gross margin. Our East segment experienced a $7.8 million increase in pretax income from the prior year, due to an improved gross margin as well as a 49% increase in home sales revenue. Each of our homebuilding segments also benefited from decreased selling, general and administrative expenses as a percentage of revenue driven by improved operating leverage. Our Corporate segment experienced an $11.6 million increase in pretax loss, due primarily to increases in stock-based and deferred compensation expenses as well as increased bonus expense.
For the six months ended June 30, 2021, we recorded homebuilding pretax income of $301.0 million, an increase of 124% from $134.6 million for the same period in the prior year. The increase was due to a 52% increase in home sale revenues, a 260 basis point increase in our gross margin from home sales and a 140 basis point decrease in our selling, general and administrative expenses as a percentage of revenue. Commentary on the drivers of the increase in pretax income in our individual homebuilding segments is consistent with the 2021 second quarter discussion above.
Assets:

	June 30, 2021	December 31, 2020	Change
			Amount	%

	(Dollars in thousands)
West	$2,083,436	$1,855,567	227,869	12%
Mountain	994,226	905,007	89,219	10%
East	372,166	274,937	97,229	35%
Corporate	690,572	470,909	219,663	47%
Total homebuilding assets	$4,140,400	$3,506,420	$633,980	18%
Total homebuilding assets increased 18% from December 31, 2020 to June 30, 2021. Homebuilding assets increased in each of our operating segments largely due to a greater number of homes completed or under construction as of period-end. Corporate assets increased as a result of the issuance of $350 million of 2.500% senior notes in January of this year.

New Home Deliveries & Home Sale Revenues:
Changes in home sale revenues are impacted by changes in the number of new homes delivered and the average selling price of those delivered homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	Three Months Ended June 30,
	2021			2020			% Change
	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price

	(Dollars in thousands)
West	1,672	$847,683	$507.0	1,017	$490,117	$481.9	64%	73%	5%
Mountain	711	400,633	563.5	608	316,666	520.8	17%	27%	8%
East	339	119,457	352.4	275	79,975	290.8	23%	49%	21%
Total	2,722	$1,367,773	$502.5	1,900	$886,758	$466.7	43%	54%	8%

	Six Months Ended June 30,
	2021			2020			% Change
	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price

	(Dollars in thousands)
West	2,948	$1,464,294	$496.7	1,888	$895,615	$474.4	56%	63%	5%
Mountain	1,323	725,350	548.3	1,043	539,524	517.3	27%	34%	6%
East	629	219,987	349.7	516	148,704	288.2	22%	48%	21%
Total	4,900	$2,409,631	$491.8	3,447	$1,583,843	$459.5	42%	52%	7%

West Segment Commentary
For the three and six months ended June 30, 2021, the increase in new home deliveries was the result of an increase in the number of homes in backlog to begin the respective periods. This increase was partially offset for the six months ended June 30, 2021 by a decrease in backlog conversion rates in most of our markets within this segment. This decrease was due to (1) the construction status of homes in beginning backlog, which on average were at a more preliminary stage of construction as compared to the prior year periods and (2) increased cycle times resulting from extended permitting times and minor supply chain disruptions. The average selling price of homes delivered increased as a result of price increases implemented over the last twelve months as well as a shift in geographic mix of homes delivered from Arizona to Southern California. These increases were partially offset by a shift in mix to lower priced communities.
Mountain Segment Commentary
For the three and six months ended June 30, 2021, the increase in new home deliveries was the result of an increase in the number of homes in backlog to begin the respective periods. This increase was partially offset by a decrease in backlog conversion rates as a result of (1) the construction status of homes in beginning backlog, which on average were at a more preliminary stage of construction as compared to the prior year periods and (2) a lower percentage of homes both sold and delivered in the respective periods as compared to the prior year periods. The increase in the average selling price of homes delivered was the result of price increases implemented over the past twelve months.
East Segment Commentary
For the three and six months ended June 30, 2021, the increase in new home deliveries was the result of an increase in the number of homes in backlog to begin the respective periods. This increase was partially offset by a decrease in backlog conversion rates due to a (1) the construction status of homes in beginning backlog, which on average were at a more preliminary stage of construction as compared to the prior year periods, (2) increased cycle times resulting from extended permitting times and minor supply chain disruptions and (3) a lower percentage of homes both sold and delivered in the respective periods as compared to the prior year periods. The average selling price of homes delivered increased as a result of price increases implemented over the last twelve months as well as a shift in geographic mix of homes delivered to our mid-Atlantic market.

Gross Margin from Home Sales:
Our gross margin from home sales for the three months ended June 30, 2021, increased 290 basis points year-over-year from 20.2% to 23.1%. Gross margin from home sales increased across each of our segments on both build-to-order and speculative home deliveries driven by price increases implemented across nearly all of our communities over the past twelve months. Our gross margin from home sales in the 2021 second quarter was also positively impacted by a 60 basis point improvement in our capitalized interest in cost of sales as a percentage of home sale revenues. These increases were partially offset by an increase in building costs year-over-year.
Our gross margin from home sales for the six months ended June 30, 2021, increased 260 basis points year-over-year from 20.0% to 22.6%. The primary drivers of the improved gross margin from home sales for the six months ended June 30, 2021 are consistent with those noted above for the three months ended June 30, 2021.
Selling, General and Administrative Expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change

	(Dollars in thousands)
General and administrative expenses	$61,958	$40,419	$21,539	$119,121	$85,508	$33,613
General and administrative expenses as a percentage of home sale revenues	4.5%	4.6%	-10 bps	4.9%	5.4%	-50 bps
Marketing expenses	$26,832	$22,657	$4,175	$52,535	$44,103	$8,432
Marketing expenses as a percentage of home sale revenues	2.0%	2.6%	-60 bps	2.2%	2.8%	-60 bps
Commissions expenses	$40,071	$29,240	$10,831	$72,198	$52,026	$20,172
Commissions expenses as a percentage of home sale revenues	2.9%	3.3%	-40 bps	3.0%	3.3%	-30 bps
Total selling, general and administrative expenses	$128,861	$92,316	$36,545	$243,854	$181,637	$62,217
Total selling, general and administrative expenses as a percentage of home sale revenues	9.4%	10.4%	-100 bps	10.1%	11.5%	-140 bps
General and administrative expenses increased for the three and six months ended June 30, 2021 due to (1) increased stock-based and deferred compensation expenses, (2) increased bonus expense and (3) increased salary related expenses due to higher average headcount during the respective periods.
Marketing expenses increased for the three and six months ended June 30, 2021 as a result of increased deferred selling amortization and master marketing fees resulting from increased closings.
Commissions expenses increased for the three and six months ended June 30, 2021 due to the increase in homes sale revenues year-over-year.

Other Homebuilding Operating Data
Net New Orders and Active Subdivisions:
Changes in the dollar value of net new orders are impacted by changes in the number of net new orders and the average selling price of those homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	Three Months Ended June 30,
	2021				2020				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate

	(Dollars in thousands)
West	1,602	$850,742	$531.0	5.67	1,309	$574,996	$439.3	4.62	22%	48%	21%	23%
Mountain	706	433,793	614.4	4.18	758	362,228	477.9	3.99	(7)%	20%	29%	5%
East	406	180,205	443.9	3.56	323	106,436	329.5	3.53	26%	69%	35%	1%
Total	2,714	$1,464,740	$539.7	4.80	2,390	$1,043,660	$436.7	4.23	14%	40%	24%	13%

	Six Months Ended June 30,
	2021				2020				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate

	(Dollars in thousands)
West	3,377	$1,791,809	$530.6	5.73	2,691	$1,262,330	$469.1	4.88	25%	42%	13%	17%
Mountain	1,717	1,017,585	592.7	5.03	1,451	722,197	497.7	3.76	18%	41%	19%	34%
East	829	354,950	428.2	4.03	647	206,911	319.8	3.58	28%	72%	34%	13%
Total	5,923	$3,164,344	$534.2	5.21	4,789	$2,191,438	$457.6	4.28	24%	44%	17%	22%

*Calculated as total net new orders (gross orders less cancellations) in period ÷ average active communities during period ÷ number of months in period.

				Average Active Subdivisions			Average Active Subdivisions
	Active Subdivisions			Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%	June 30,		%
	2021	2020	Change	2021	2020	Change	2021	2020	Change
West	91	96	(5)%	94	95	(1)%	98	92	7%
Mountain	55	63	(13)%	56	63	(11)%	57	64	(11)%
East	41	33	24%	38	31	23%	34	30	13%
Total	187	192	(3)%	188	189	(1)%	189	186	2%
West Segment Commentary
For the three and six months ended June 30, 2021, the increase in net new orders was due to an increase in the monthly sales absorption rate, most notably in our California, Oregon and Washington markets. For the six months ended June 30, 2021, the increase in net new orders also benefited from an increase in average active subdivisions year-over-year. The increase in average selling price was due to price increases implemented over the past twelve months within nearly all of our communities. This increase was slightly offset by a shift in mix to lower priced communities.
Mountain Segment Commentary
For the three months ended June 30, 2021, the decrease in net new orders was due to a decrease in average active subdivisions within our Colorado markets. This decrease was partially offset by an increase in the monthly sales absorption rate in our Colorado markets.

For the the six months ended June 30, 2021, the increase in net new orders was due to an increase in the monthly sales absorption rates in our Colorado markets. This increase was partially offset by a decrease in average active subdivisions within our Colorado markets.

For the three and six months ended June 30, 2021, the increase in average selling price was due to price increases implemented over the last twelve months within nearly all of our communities.
East Segment Commentary
For the three months ended June 30, 2021, the increase in net new orders was primarily driven by an increase in average active subdivisions within each of our Florida and mid-Atlantic markets.

For the six months ended June 30, 2021, the increase in net new orders was driven by both an increase in the monthly sales absorption rates as well as an increase in average active subdivisions within each of our Florida and mid-Atlantic markets.

For the three and six months ended June 30, 2021, the increase in average selling price was due to price increases implemented over the last twelve months within nearly all of our communities. Additionally, we experienced a shift in mix within several markets to higher priced communities.
Cancellation Rate:

	Cancellations as a Percentage of Homes in Beginning Backlog
	2021		2020
	Three Months Ended
	March 31,	June 30,	March 31,	June 30,
West	7%	5%	15%	14%
Mountain	8%	5%	22%	20%
East	13%	9%	23%	22%
Total	8%	6%	18%	17%
Our cancellations as a percentage of homes in beginning backlog to start the quarter (“cancellation rate”) decreased year-over-year in each of our segments. The cancellation rate in the first and second quarter of 2020 was negatively impacted by the pandemic.
Backlog:

	June 30,
	2021			2020			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price

	(Dollars in thousands)
West	4,139	$2,204,500	$532.6	2,826	$1,336,251	$472.8	46%	65%	13%
Mountain	2,412	1,426,496	591.4	1,619	816,559	504.4	49%	75%	17%
East	1,127	482,736	428.3	698	220,362	315.7	61%	119%	36%
Total	7,678	$4,113,732	$535.8	5,143	$2,373,172	$461.4	49%	73%	16%
At June 30, 2021, we had 7,678 homes in backlog with a total value of $4.1 billion. This represented a 49% increase in the number of homes in backlog and a 73% increase in the dollar value of homes in backlog from June 30, 2020. The increase in the number of homes in backlog is primarily a result of the year-over-year increase in net new orders over the past nine months. The increase in the average selling price of homes in backlog is due to price increases implemented over the past twelve months in nearly all of our communities as well as a shift in our net new order mix in our East segment as discussed above. Our ability to convert backlog into closings could be negatively impacted in future periods by the pandemic, the extent to which is highly uncertain and depends on future developments.

Homes Completed or Under Construction (WIP lots):

	June 30,		%
	2021	2020	Change
Unsold:
Completed	19	109	(83)%
Under construction	214	191	12%
Total unsold started homes	233	300	(22)%
Sold homes under construction or completed	6,655	3,573	86%
Model homes under construction or completed	502	502	—%
Total homes completed or under construction	7,390	4,375	69%
The increase in sold homes under construction or completed is due to the increase in the number of homes in backlog year-over-year noted above. Total unsold started homes have decreased year-over-year due to the strong demand for new homes.
Lots Owned and Optioned (including homes completed or under construction):

	June 30, 2021			June 30, 2020
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total	Total % Change
West	13,265	4,729	17,994	9,364	2,619	11,983	50%
Mountain	6,599	4,174	10,773	6,076	2,667	8,743	23%
East	3,636	1,997	5,633	2,260	2,041	4,301	31%
Total	23,500	10,900	34,400	17,700	7,327	25,027	37%
Our total owned and optioned lots at June 30, 2021 were 34,400, which was an 37% increase year-over-year. We believe that our total lot supply, coupled with our planned acquisition activity, can support growth in future periods. See "Forward-Looking Statements" below.

Financial Services

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%

	(Dollars in thousands)
Financial services revenues
Mortgage operations	$23,321	$24,363	$(1,042)	(4)%	$58,486	$38,988	$19,498	50%
Other	9,997	8,601	1,395	16%	19,855	15,862	3,993	25%
Total financial services revenues	$33,318	$32,964	$354	1%	$78,341	$54,850	$23,491	43%
Financial services pretax income
Mortgage operations	$14,088	$17,506	(3,418)	(20)%	$40,127	$25,749	$14,379	56%
Other	3,945	9,211	(5,266)	(57)%	8,711	(139)	$8,850	N/M
Total financial services pretax income (loss)	$18,033	$26,717	(8,684)	(33)%	$48,838	$25,610	$23,228	91%
For the three months ended June 30, 2021, our financial services pretax income decreased by $8.7 million, or 33% from the same period in the prior year. The decrease was due to both our mortgage operations as well as other financial services. The decrease in our mortgage operations was due to increased competition in the primary mortgage market, increased compensation related costs and a temporary decrease in our Capture Rate. The decrease in other financial services was primarily the result of $5.0 million of gains on equity securities recognized during the prior year quarter.
For the six months ended June 30, 2021, our financial services pretax income increased $23.2 million, or 91% from the same period in the prior year. The increase was due to both our mortgage operations as well as other financial services. The increase in our mortgage operations was due to an increase in loan origination and sales activity driven by the overall increase in volume of our homebuilding operations. The increase in other financial services was primarily the result of $8.3 million of net losses on equity securities recognized during the prior year period.

The following table sets forth information for our mortgage operations segment relating to mortgage loans originated and capture rate.

	Three Months Ended		% or Percentage	Six Months Ended		% or Percentage Change
	June 30,			June 30,
	2021	2020	Change	2021	2020

	(Dollars in thousands)
Total Originations (including transfer loans):
Loans	1,564	1,336	17%	3,132	2,365	32%
Principal	$643,129	$497,566	29%	$1,259,134	$876,872	44%
Capture Rate Data:
Capture rate as % of all homes delivered	57%	69%	(12)%	64%	68%	(4)%
Capture rate as % of all homes delivered (excludes cash sales)	60%	72%	(12)%	66%	71%	(5)%
Mortgage Loan Origination Product Mix:
FHA loans	18%	21%	(3)%	19%	21%	(2)%
Other government loans (VA & USDA)	18%	21%	(3)%	18%	22%	(4)%
Total government loans	36%	42%	(6)%	37%	43%	(6)%
Conventional loans	64%	58%	6%	63%	57%	6%
	100%	100%	—%	100%	100%	—%
Loan Type:
Fixed rate	100%	100%	—%	100%	99%	1%
ARM	—%	—%	—%	—%	1%	(1)%
Credit Quality:
Average FICO Score	740	737	—%	739	736	—%
Other Data:	`	`
Average Combined LTV ratio	84%	84%	—%	85%	84%	1%
Full documentation loans	100%	100%	—%	100%	100%	—%
Loans Sold to Third Parties:
Loans	1,701	1,229	38%	3,287	2,428	35%
Principal	$689,530	$460,111	50%	$1,300,428	$898,213	45%
Income Taxes
Our overall effective income tax rates were 24.9% and 24.2% for the three and six months ended June 30, 2021 and 24.4% for both the three and six months ended June 30, 2020. The rates for the three and six months ended June 30, 2021 resulted in income tax expense of $51.2 million and $84.8 million, respectively, compared to income tax expense of $27.2 million and $39.0 million for the three and six months ended June 30, 2020, respectively. The year-over-year increase in the effective tax rate for the three months ended June 30, 2021, was primarily due to an increase in pretax income, in addition to a decrease in the amount of executive compensation that is deductible under Internal Revenue Code Section 162(m).

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
The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of June 30, 2021.
We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At June 30, 2021 and December 31, 2020, there were $37.7 million and $25.1 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. At June 30, 2021 and December 31, 2020, we had $10.0 million and $10.0 million, respectively, outstanding under the Revolving Credit Facility. As of June 30, 2021, availability under the Revolving Credit Facility was approximately $1.15 billion.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The Mortgage Repurchase Facility was amended on September 24, 2020, March 25, 2021 and May 20, 2021 to adjust the commitments to purchase for specific time periods. As part of the amendments, the commitments to purchase (subject to increase by up to $75 million under certain conditions) were increased as follows: (1) $200 million for the periods December 22, 2020 through February 4, 2021 and December 21, 2021 through February 3, 2022, (2) $175 million for the periods March 25, 2021 through April 22, 2021, June 23, 2021 through July 22, 2021 and September 22, 2021 through October 21, 2021 and (3) $150 million for the period March 23, 2022 through April 21, 2022. The Mortgage Repurchase Facility terminates on May 19, 2022.

The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased by $25 million on June 28, 2021 effective through July 22, 2021. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased by $50 million on December 28, 2020 effective through January 27, 2021. At June 30, 2021 and December 31, 2020, HomeAmerican had $164.7 million and $202.4 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is based on a LIBOR rate or successor benchmark rate.

The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of June 30, 2021.
Dividends
During the three months ended June 30, 2021 and 2020, we paid cash dividends of $0.40 per share and $0.31 per share, respectively.
MDC Common Stock Repurchase Program
At June 30, 2021, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the three months ended June 30, 2021.
Consolidated Cash Flow
During the six months ended June 30, 2021 and 2020, we generated $12.1 million and $55.7 million of cash from operating activities, respectively. The most significant source of cash provided by operating activities in both periods was net income. Cash provided by the change in accounts payable and accrued liabilities for the six months ended June 30, 2021 and 2020 was $70.6 million and $40.5 million, respectively, due to the increased construction spend during both periods as a result of the year-over-year increases in home deliveries as well as the increase in homes in inventory at both period ends. Cash provided from the sale of mortgage loans for the six months ended June 30, 2021 and 2020 was $46.5 million and $23.5 million, respectively, resulting from the seasonal nature of our business and the above average level of loan originations that occur during the month of December. Cash provided by the decrease in land and land under development for the six months ended June 30, 2021 and 2020, was $36.4 million and $94.9 million, respectively. The level of lot acquisitions during the six months ended June 30, 2020 was negatively impacted by the pandemic. Cash used to increase housing completed or under construction for the six months ended June 30, 2021 and 2020 was $385.7 million and $233.8 million, respectively, as homes in inventory increased significantly during both periods. Cash used to increase trade and other receivables for the six months ended June 30, 2021 and 2020 was $57.1 million and $23.5 million, respectively, due to the year-over-year increases in home deliveries during both periods.
During the six months ended June 30, 2021, net cash used in investing activities was $13.4 million compared with net cash provided by investing activities of $35.5 million in the prior year period. This difference primarily relates to $48.5 million in net cash provided by the sale of marketable securities during the six months ended June 30, 2020. Cash used to purchase property and equipment remained consistent year-over-year.
During the six months ended June 30, 2021, net cash provided by financing activities was $238.8 million compared with cash use of $4.8 million in the prior year period. The primary driver of this increase in cash provided by financing activities was the proceeds from the issuance of senior notes of $347.7 million during the six months ended June 30, 2021.
Off-Balance Sheet Arrangements
Lot Option Purchase Contracts. In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At June 30, 2021, we had deposits of $37.5 million in the form of cash and $12.2 million in the form of letters of credit that secured option contracts to purchase 10,900 lots for a total estimated purchase price of $812.6 million.
Surety Bonds and Letters of Credit. At June 30, 2021, we had outstanding surety bonds and letters of credit totaling $295.5 million and $151.7 million, respectively, including $114.0 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $140.2 million and $107.5 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

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
As of June 30, 2021, our cash and cash equivalents included commercial bank deposits and money market funds.
We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments and debt. Derivative instruments utilized in the normal course of business by HomeAmerican include interest rate lock commitments and forward sales of mortgage-backed securities, which are used to manage the price risk on fluctuations in interest rates on our mortgage loans in inventory and interest rate lock commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed at June 30, 2021 had an aggregate principal balance of $306.0 million, all of which were under interest rate lock commitments at an average interest rate of 3.26%. In addition, HomeAmerican had mortgage loans held-for-sale with an aggregate principal balance of $179.6 million at June 30, 2021, of which $64.9 million had not yet been committed to a mortgage purchaser and had an average interest rate of 3.07%. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale which had not yet been committed to a mortgage purchaser, HomeAmerican had forward sales of securities totaling $189.5 million and $203.0 million at June 30, 2021 and December 31, 2020, respectively.
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
(b)Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchase of common stock during the three months ended June 30, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number of Shares that may yet be Purchased under the Plan or Program (2)
April 1 to April 30, 2021	—	N/A	—	4,000,000
May 1 to May 31, 2021	—	N/A	—	4,000,000
June 1 to June 30, 2021	—	N/A	—	4,000,000
(1) Represents shares of common stock withheld by us to cover withholding taxes due upon the vesting of restricted stock award shares, at the election of certain holders of nonvested shares, with market value approximating the amount of withholding taxes due.
(2) We are authorized to repurchase up to 4,000,000 shares of our common stock. There were no shares of MDC common stock repurchased under this repurchase program during the three month period ended June 30, 2021.

Item 6.        Exhibits

3.1	Amendment to the Bylaws of MDC, as of June 28, 2021 (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed June 30, 2021). *
10.1	M.D.C. Holdings, Inc. 2021 Equity Incentive Plan, effective April 26, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 28, 2021). *
10.2	Form of Restricted Stock Agreement (2021 Equity Incentive Plan).
10.3	Form of Stock Option Agreement (2021 Equity Incentive Plan).
10.4	Form of Executive Officer Restricted Stock Agreement (2021 Equity Incentive Plan).
10.5	Form of Executive Officer Stock Option Agreement (2021 Equity Incentive Plan).
10.6	Form of Senior Executive Officer Restricted Stock Agreement (2021 Equity Incentive Plan).
10.7	Form of Senior Executive Officer Stock Option Agreement (2021 Equity Incentive Plan).
10.8
Seventh Amendment to Amended and Restated Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of May 20, 2021 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 20, 2021). *

10.9
Amendment to Employment Agreement, between Larry A. Mizel and the Company, dated as of June 28, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 30, 2021). *

10.10
Amendment to Employment Agreement, between David D. Mandarich, and the Company, dated as of June 28, 2021, (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 30, 2020). *

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
101
The following financial statements, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020; and (v) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________________
*Incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 29, 2021	M.D.C. HOLDINGS, INC.
(Registrant)

By: /s/ Robert N. Martin
Robert N. Martin Senior Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)