Form 10-Q
period 2021-09-30
M.D.C. HOLDINGS, INC.
filed 2021-10-28
CIK 773141

City

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of October 26, 2021, 70,679,388 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTER ENDED September 30, 2021

(i)

PART I
Item 1.    Unaudited Consolidated Financial Statements
M.D.C. HOLDINGS, INC.
Consolidated Balance Sheets

	September 30, 2021	December 31, 2020

	(Dollars in thousands, except per share amounts)
ASSETS
Homebuilding:
Cash and cash equivalents	$761,715	$411,362
Restricted cash	12,047	15,343
Trade and other receivables	125,556	72,466
Inventories:
Housing completed or under construction	1,948,211	1,486,587
Land and land under development	1,464,603	1,345,643
Total inventories	3,412,814	2,832,230
Property and equipment, net	61,590	61,880
Deferred tax asset, net	16,301	11,454
Prepaids and other assets	105,860	101,685
Total homebuilding assets	4,495,883	3,506,420
Financial Services:
Cash and cash equivalents	93,884	77,267
Mortgage loans held-for-sale, net	248,921	232,556
Other assets	35,716	48,677
Total financial services assets	378,521	358,500
Total Assets	$4,874,404	$3,864,920
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$154,376	$98,862
Accrued and other liabilities	334,712	300,735
Revolving credit facility	10,000	10,000
Senior notes, net	1,607,658	1,037,391
Total homebuilding liabilities	2,106,746	1,446,988
Financial Services:
Accounts payable and accrued liabilities	93,880	95,630
Mortgage repurchase facility	215,794	202,390
Total financial services liabilities	309,674	298,020
Total Liabilities	2,416,420	1,745,008
Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized; 70,679,612 and 64,851,126 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	707	649
Additional paid-in-capital	1,697,435	1,407,597
Retained earnings	759,842	711,666
Total Stockholders' Equity	2,457,984	2,119,912
Total Liabilities and Stockholders' Equity	$4,874,404	$3,864,920
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$1,257,701	$1,000,549	$3,667,332	$2,584,392
Home cost of sales	(962,078)	(795,172)	(2,827,147)	(2,061,608)
Gross profit	295,623	205,377	840,185	522,784
Selling, general and administrative expenses	(120,116)	(103,632)	(363,970)	(285,269)
Loss on debt retirement	(12,150)	—	(12,150)	—
Interest and other income	3,149	756	4,984	3,365
Other expense	(1,354)	(851)	(2,881)	(4,640)
Homebuilding pretax income	165,152	101,650	466,168	236,240

Financial Services:
Revenues	43,104	36,803	121,445	91,653
Expenses	(16,377)	(13,294)	(47,922)	(36,401)
Other income (expense), net	813	859	2,855	(5,274)
Financial services pretax income	27,540	24,368	76,378	49,978

Income before income taxes	192,692	126,018	542,546	286,218
Provision for income taxes	(46,738)	(27,080)	(131,550)	(66,124)
Net income	$145,954	$98,938	$410,996	$220,094

Comprehensive income	$145,954	$98,938	$410,996	$220,094

Earnings per share:
Basic	$2.07	$1.42	$5.83	$3.21
Diluted	$1.99	$1.38	$5.62	$3.12

Weighted average common shares outstanding:
Basic	70,301,085	68,977,965	70,130,853	68,179,403
Diluted	72,800,011	71,090,903	72,770,432	70,167,443

Dividends declared per share	$0.40	$0.31	$1.17	$0.92
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except share amounts)

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2020	64,851,126	$649	$1,407,597	$711,666	$2,119,912
Net Income	—	—	—	110,690	110,690
Shares issued under stock-based compensation programs, net	221,303	2	1,007	—	1,009
Cash dividends declared	—	—	—	(25,978)	(25,978)
Stock dividend declared	5,192,776	52	279,579	(280,318)	(687)
Stock-based compensation expense	—	—	9,926	—	9,926
Balance at March 31, 2021	70,265,205	$703	$1,698,109	$516,060	$2,214,872
Net Income	—	—	—	154,352	154,352
Shares issued under stock-based compensation programs, net	358,993	3	(16,546)	—	(16,543)
Cash dividends declared	—	—	—	(28,248)	(28,248)
Stock-based compensation expense	—	—	8,126	—	8,126
Forfeiture of restricted stock	(4,560)	—	—	—	—
Balance at June 30, 2021	70,619,638	$706	$1,689,689	$642,164	$2,332,559
Net Income	—	—	—	145,954	145,954
Shares issued under stock-based compensation programs, net	69,512	1	(20)	—	(19)
Cash dividends declared	—	—	—	(28,276)	(28,276)
Stock-based compensation expense	—	—	7,766	—	7,766
Forfeiture of restricted stock	(9,538)	—	—	—	—
Balance at September 30, 2021	70,679,612	$707	$1,697,435	$759,842	$2,457,984
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders’ Equity (Continued)
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

M.D.C. HOLDINGS, INC.
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2021	2020

	(Dollars in thousands)
Operating Activities:
Net income	$410,996	$220,094
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	26,832	18,536
Depreciation and amortization	23,930	18,881
Net loss on marketable equity securities	—	8,285
Gain on sale of other assets	(2,014)	—
Loss on debt retirement	12,150	—
Deferred income tax expense	(4,847)	8,493
Net changes in assets and liabilities:
Trade and other receivables	(55,529)	(17,512)
Mortgage loans held-for-sale, net	(16,365)	36,515
Housing completed or under construction	(461,105)	(387,269)
Land and land under development	(118,762)	108,710
Prepaids and other assets	9,919	(20,314)
Accounts payable and accrued and other liabilities	88,273	35,023
Net cash provided by (used in) operating activities	(86,522)	29,442

Investing Activities:
Purchases of marketable securities	—	(10,804)
Sales of marketable securities	—	59,266
Proceeds from sale of other assets	2,014	—
Purchases of property and equipment	(23,028)	(20,885)
Net cash provided by (used in) investing activities	(21,014)	27,577

Financing Activities:
Payments on mortgage repurchase facility, net	13,404	(18,755)
Payments on homebuilding line of credit, net	—	(5,000)
Repayment of senior notes	(136,394)	(250,000)
Proceeds from issuance of senior notes	694,662	298,050
Dividend payments	(83,189)	(63,056)
Payments of deferred financing costs	(1,720)	—
Issuance of shares under stock-based compensation programs, net	(15,553)	29,974
Net cash provided by (used in) financing activities	471,210	(8,787)

Net increase in cash, cash equivalents and restricted cash	363,674	48,232
Cash, cash equivalents and restricted cash:
Beginning of period	503,972	474,212
End of period	$867,646	$522,444

Reconciliation of cash, cash equivalents and restricted cash:
Homebuilding:
Cash and cash equivalents	$761,715	$432,277
Restricted cash	12,047	19,732
Financial Services:
Cash and cash equivalents	93,884	70,435
Total cash, cash equivalents and restricted cash	$867,646	$522,444
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

1.    Basis of Presentation
The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. ("MDC," “the Company," “we,” “us,” or “our,” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at September 30, 2021 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
•West (Arizona, California, Nevada, New Mexico, Oregon, Texas and Washington)
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
The following table summarizes revenues for our homebuilding and financial services operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Homebuilding
West	$729,777	$552,319	$2,194,071	$1,447,934
Mountain	379,041	347,095	1,104,391	886,619
East	148,883	101,135	368,870	249,839
Total homebuilding revenues	$1,257,701	$1,000,549	$3,667,332	$2,584,392

Financial Services
Mortgage operations	$31,122	$28,548	$89,608	$67,536
Other	11,982	8,255	31,837	24,117
Total financial services revenues	$43,104	$36,803	$121,445	$91,653

The following table summarizes pretax income (loss) for our homebuilding and financial services operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Homebuilding
West	$120,284	$59,120	$330,390	$144,441
Mountain	55,386	48,053	165,296	111,372
East	15,410	6,020	34,091	9,993
Corporate	(25,928)	(11,543)	(63,609)	(29,566)
Total homebuilding pretax income	$165,152	$101,650	$466,168	$236,240
Financial Services
Mortgage operations	$21,214	$20,809	$61,341	$46,558
Other	6,326	3,559	15,037	3,420
Total financial services pretax income	$27,540	$24,368	$76,378	$49,978

Total pretax income	$192,692	$126,018	$542,546	$286,218
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

	September 30, 2021	December 31, 2020

	(Dollars in thousands)
Homebuilding assets
West	$2,229,687	$1,855,567
Mountain	1,030,407	905,007
East	419,212	274,937
Corporate	816,577	470,909
Total homebuilding assets	$4,495,883	$3,506,420
Financial services assets
Mortgage operations	$279,938	$279,649
Other	98,583	78,851
Total financial services assets	$378,521	$358,500

Total assets	$4,874,404	$3,864,920

4.     Earnings Per Share
Accounting Standards Codification ("ASC") Topic 260, Earnings per Share ("ASC 260") requires a company that has participating security holders (for example, holders of unvested restricted stock that have non-forfeitable dividend rights) to utilize the two-class method for calculating earnings per share (“EPS”) unless the treasury stock method results in lower EPS. The two-class method is an allocation of earnings/(loss) between the holders of common stock and a company’s participating security holders. Under the two-class method, earnings/(loss) for the reporting period are allocated between common shareholders and other security holders based on their respective rights to receive distributed earnings (i.e., dividends) and undistributed earnings (i.e., net income/(loss)). Our common shares outstanding are comprised of shareholder owned common stock and shares of unvested restricted stock held by participating security holders. Basic EPS is calculated by dividing income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding, excluding participating shares in accordance with ASC 260. To calculate diluted EPS, basic EPS is adjusted to include the effect of potentially dilutive stock options outstanding and contingently issuable equity awards. The table below shows our basic and diluted EPS calculations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Dollars in thousands, except per share amounts)
Numerator
Net income	$145,954	$98,938	$410,996	$220,094
Less: distributed earnings allocated to participating securities	(155)	(148)	(446)	(404)
Less: undistributed earnings allocated to participating securities	(602)	(502)	(1,668)	(952)
Net income attributable to common stockholders (numerator for basic earnings per share)	145,197	98,288	408,882	218,738
Add back: undistributed earnings allocated to participating securities	602	502	1,668	952
Less: undistributed earnings reallocated to participating securities	(584)	(488)	(1,615)	(929)
Numerator for diluted earnings per share under two class method	$145,215	$98,302	$408,935	$218,761

Denominator
Weighted-average common shares outstanding	70,301,085	68,977,965	70,130,853	68,179,403
Add: dilutive effect of stock options	2,202,045	1,955,474	2,330,667	1,727,700
Add: dilutive effect of contingently issuable equity awards	296,881	157,464	308,912	260,340
Denominator for diluted earnings per share under two class method	72,800,011	71,090,903	72,770,432	70,167,443

Basic Earnings Per Common Share	$2.07	$1.42	$5.83	$3.21
Diluted Earnings Per Common Share	$1.99	$1.38	$5.62	$3.12
Diluted EPS for both the three and nine months ended September 30, 2021 excluded options to purchase 15,000 shares, respectively, because the effect of their inclusion would be anti-dilutive. Their were zero and 800,000 anti-dilutive options for the three and nine months ended September 30, 2020, respectively.

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
The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis:

		Fair Value
Financial Instrument	Hierarchy	September 30, 2021	December 31, 2020

		(Dollars in thousands)
Mortgage loans held-for-sale, net	Level 2	$248,921	$232,556
The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of September 30, 2021 and December 31, 2020.
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
The following table reconciles the net gain (loss) recognized during the three and nine months ended September 30, 2021 and 2020 on equity securities to the unrealized gain recognized during the periods on equity securities still held at the reporting date.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Net gain (loss) recognized during the period on equity securities	$—	$—	$—	$(8,285)
Less: Net gain (loss) recognized during the period on equity securities sold during the period	—	—	—	(8,285)
Unrealized gain (loss) loss recognized during the reporting period on equity securities still held at the reporting date	$—	$—	$—	$—
Mortgage loans held-for-sale, net.  Our mortgage loans held-for-sale, which are measured at fair value on a recurring basis, include (1) mortgage loans held-for-sale that are under commitments to sell and (2) mortgage loans held-for-sale that are not under commitments to sell. At September 30, 2021 and December 31, 2020, we had $142.2 million and $137.3 million, respectively, of mortgage loans held-for-sale under commitments to sell. The fair value for those loans was based on quoted market prices for those mortgage loans, which are Level 2 fair value inputs. At September 30, 2021 and December 31, 2020, we had $106.7 million and $95.3 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input.
Gains on sales of mortgage loans, net, are included as a component of revenues in the financial services section of our consolidated statements of operations and comprehensive income. For the three and nine months ended September 30, 2021, we recorded net gains on the sales of mortgage loans of $23.6 million and $73.5 million, respectively, compared to $26.8 million and $64.3 million for the same periods in the prior year, respectively.

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

	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in thousands)
$250 million 5.500% Senior Notes due January 2024, net	$126,071	$137,109	$249,233	$275,463
$300 million 3.850% Senior Notes due January 2030, net	297,638	322,680	297,458	331,384
$350 million 2.500% Senior Notes due January 2031, net	347,055	341,457	—	—
$500 million 6.000% Senior Notes due January 2043, net	490,851	625,275	490,700	667,288
$350 million 3.966% Senior Notes due August 2061, net	346,043	334,664	—	—
Total	$1,607,658	$1,761,185	$1,037,391	$1,274,135
During the three months ended September 30, 2021, we accelerated the retirement of $123.6 million of our 5.500% senior notes scheduled to mature in January 2024 through a cash tender offer.
6.    Inventories
The following table sets forth, by reportable segment, information relating to our homebuilding inventories:

	September 30, 2021	December 31, 2020

	(Dollars in thousands)
Housing completed or under construction:
West	$1,077,320	$902,842
Mountain	636,090	464,501
East	234,801	119,244
Subtotal	1,948,211	1,486,587
Land and land under development:
West	974,380	822,504
Mountain	340,702	391,054
East	149,521	132,085
Subtotal	1,464,603	1,345,643
Total inventories	$3,412,814	$2,832,230
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Homebuilding interest incurred	$19,108	$14,799	$53,849	$46,427
Less: Interest capitalized	(19,108)	(14,799)	(53,849)	(46,427)
Homebuilding interest expensed	$—	$—	$—	$—

Interest capitalized, beginning of period	$54,351	$56,929	$52,777	$55,310
Plus: Interest capitalized during period	19,108	14,799	53,849	46,427
Less: Previously capitalized interest included in home cost of sales	(16,024)	(16,511)	(49,191)	(46,520)
Interest capitalized, end of period	$57,435	$55,217	$57,435	$55,217

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
Operating lease expense is included as a component of selling, general and administrative expenses in the homebuilding and expenses in the financial services sections of our consolidated statements of operations and comprehensive income, respectively. Components of operating lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Operating lease cost [1]	$2,018	$2,083	$5,990	$6,249
Less: Sublease income (Note 19)	(39)	(38)	(117)	(114)
Net lease cost	$1,979	$2,045	$5,873	$6,135
1Includes variable lease costs, which are immaterial.

Supplemental cash flow information related to leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,900	$1,792	$5,645	$5,439
Leased assets obtained in exchange for new operating lease liabilities	$—	$—	$830	$4,050
Weighted-average remaining lease term and discount rate for operating leases were as follows:

September 30, 2021
Weighted-average remaining lease term (in years)	4.7
Weighted-average discount rate	5.5%
Maturities of operating lease liabilities were as follows:

Year Ended December 31,
(Dollars in thousands)
2021 (excluding the nine months ended September 30, 2021)	$1,269
2022	7,430
2023	6,416
2024	5,717
2025	5,493
Thereafter	4,869
Total operating lease payments [1]	$31,194

Less: Interest	3,760
Present value of operating lease liabilities [2]	$27,434
_______________________________________________________________

1     Operating lease payments exclude $2.5 million of legally binding lease payments for leases signed but not yet commenced.
2    Homebuilding and financial services operating lease liabilities of $27.1 million and $0.4 million, respectively, are included as a component of accrued and other liabilities and accounts payable and accrued liabilities, respectively, in the homebuilding and financial services section of our consolidated balance sheet at September 30, 2021.

9.    Homebuilding Prepaids and Other Assets
The following table sets forth the components of homebuilding prepaids and other assets:

	September 30, 2021	December 31, 2020

	(Dollars in thousands)
Land option deposits	$47,194	$29,987
Operating lease right-of-use asset	26,058	29,226
Prepaids	18,884	26,929
Deferred debt issuance costs on revolving credit facility, net	7,620	9,043
Goodwill	6,008	6,008
Other	96	492
Total prepaids and other assets	$105,860	$101,685

10.    Homebuilding Accrued and Other Liabilities and Financial Services Accounts Payable and Accrued Liabilities
The following table sets forth information relating to homebuilding accrued and other liabilities:

	September 30, 2021	December 31, 2020

	(Dollars in thousands)
Customer and escrow deposits	$88,441	$67,022
Accrued compensation and related expenses	67,079	56,682
Warranty accrual (Note 11)	36,120	33,664
Lease liability (Note 8)	27,052	30,221
Accrued interest	16,626	27,650
Land development and home construction accruals	15,469	10,824
Construction defect claim reserves (Note 12)	8,596	8,479
Income taxes payable	1,771	8,285
Other accrued liabilities	73,558	57,908
Total accrued and other liabilities	$334,712	$300,735
The following table sets forth information relating to financial services accounts payable and accrued liabilities:

	September 30, 2021	December 31, 2020

	(Dollars in thousands)
Insurance reserves (Note 12)	$70,403	$61,575
Accounts payable and other accrued liabilities	23,477	34,055
Total accounts payable and accrued liabilities	$93,880	$95,630

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
The table set forth below summarizes accrual, adjustment and payment activity related to our warranty accrual for the three and nine months ended September 30, 2021 and 2020. The warranty accrual increased due to the increase in the number of home closings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Balance at beginning of period	$35,017	$30,458	$33,664	$31,386
Expense provisions	5,618	4,493	15,706	11,595
Cash payments	(4,834)	(2,683)	(13,569)	(8,713)
Adjustments	319	(171)	319	(2,171)
Balance at end of period	$36,120	$32,097	$36,120	$32,097

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
The table set forth below summarizes our insurance and construction defect claim reserves activity for the three and nine months ended September 30, 2021 and 2020. These reserves are included as a component of accounts payable and accrued liabilities and accrued and other liabilities in the financial services and homebuilding sections, respectively, of the consolidated balance sheets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Balance at beginning of period	$76,286	$63,881	$70,054	$60,415
Expense provisions	4,776	4,058	14,447	10,562
Cash payments, net of recoveries	(2,063)	(859)	(5,502)	(3,897)
Balance at end of period	$78,999	$67,080	$78,999	$67,080
In the ordinary course of business, we make payments from our insurance and construction defect claim reserves to settle litigation claims arising from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of what future cash payments will be for subsequent periods.
13.    Income Taxes

Our overall effective income tax rates were 24.3% and 24.2% for the three and nine months ended September 30, 2021 and 21.5% and 23.1% for the three and nine months ended September 30, 2020, respectively. The rates for the three and nine months ended September 30, 2021 resulted in income tax expense of $46.7 million and $131.5 million, respectively, compared to income tax expense of $27.1 million and $66.1 million for the three and nine months ended September 30, 2020, respectively. The year-over-year increase in our effective tax rate for the three and nine months ended September 30, 2021, is primarily due to a decrease in tax windfalls recognized upon the vesting and exercise of equity awards, which is partially offset by a year-over-year increase in home energy credits.

14.    Senior Notes
The carrying values of our senior notes as of September 30, 2021 and December 31, 2020, net of any unamortized debt issuance costs or discount, were as follows:

	September 30, 2021	December 31, 2020

	(Dollars in thousands)
5.500% Senior Notes due January 2024, net	$126,071	$249,233
3.850% Senior Notes due January 2030, net	297,638	297,458
2.500% Senior Notes due January 2031, net	347,055	—
6.000% Senior Notes due January 2043, net	490,851	490,700
3.966% Senior Notes due August 2061, net	346,043	—
Total	$1,607,658	$1,037,391
Our senior notes are not secured and, while the senior note indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries.
In January 2021, the Company issued $350.0 million of 2.500% senior notes due January 2031 at 100% of par. In August 2021, the Company issued $350.0 million of 3.966% senior notes due August 2061 at 100% of par. We used the net proceeds for general corporate purposes, which included the cash tender offer discussed below.
In September 2021, we accelerated the retirement of $123.6 million of our 5.500% senior notes scheduled to mature in January 2024 through a cash tender offer. The retirement resulted in a loss of $12.2 million, which included the write-off of debt issuance costs and transaction fees.
15.    Stock-Based Compensation
The following table sets forth share-based award expense activity for the three and nine months ended September 30, 2021 and 2020, which is included as a component of selling, general and administrative expenses and expenses in the homebuilding and financial services sections of our consolidated statements of operations and comprehensive income, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Stock option grants expense	$600	$814	$2,189	$2,026
Restricted stock awards expense	3,026	2,271	6,947	4,841
Performance share units expense	4,293	5,523	17,728	11,669
Total stock-based compensation	$7,919	$8,608	$26,864	$18,536
Additional detail on the performance share units ("PSUs") expense is included below:
2018 PSU Grants. The 2018 PSU awards vested on April 29, 2021. For the nine months ended September 30, 2021, the Company recorded share-based award expense of $1.3 million related to these awards. For the three and nine months ended September 30, 2020, the Company recorded share-based award expense of $1.3 million and $6.0 million, respectively, related to these awards.
2019 PSU Grants. As of September 30, 2021, the Company recorded the required share-based award expense related to the awards of $1.8 million and $5.5 million for the three and nine months ended September 30, 2021, based on its assessment of the probability for achievement of the performance targets. For each of the three and nine months ended September 30, 2020, the Company recorded share-based award expense of $4.2 million, respectively, related to these awards.

2020 PSU Grants. As of September 30, 2021, the Company recorded the required share-based award expense related to the awards of $2.5 million and $10.9 million for the three and nine months ended September 30, 2021, based on its assessment of the probability for achievement of the performance targets.
2021 PSU Grants. The 2021 PSUs were granted on July 14, 2021 and included a target number of share units of 397,500. The grant date fair value was $44.35 per share unit. As of September 30, 2021, the Company concluded that achievement of any of the performance metrics had not met the level of probability required to record compensation expense and as such, no expense related to these awards was recognized.
16.    Commitments and Contingencies
Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At September 30, 2021, we had outstanding surety bonds and letters of credit totaling $330.9 million and $169.7 million, respectively, including $130.0 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $159.0 million and $113.9 million, respectively. All letters of credit as of September 30, 2021, excluding those issued by HomeAmerican, were issued under our unsecured revolving credit facility (see Note 18 for further discussion of the revolving credit facility). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.
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
Lot Option Contracts. In the ordinary course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allow us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, and minimizes the amount of land inventories on our consolidated balance sheets. In certain cases, these contracts will be settled shortly following the end of the period. Our obligation with respect to Option Contracts is generally limited to forfeiture of the related deposits. At September 30, 2021, we had cash deposits and letters of credit totaling $40.6 million and $14.5 million, respectively, at risk associated with the option to purchase 12,375 lots.

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
At September 30, 2021, we had interest rate lock commitments with an aggregate principal balance of $305.2 million. Additionally, we had $103.0 million of mortgage loans held-for-sale at September 30, 2021 that had not yet been committed to a mortgage purchaser. In order to hedge the changes in fair value of our interest rate lock commitments and mortgage loans held-for-sale that had not yet been committed to a mortgage purchaser, we had forward sales of securities totaling $264.5 million at September 30, 2021.
For the three and nine months ended September 30, 2021, we recorded net gain (loss) on derivatives of $0.6 million and $1.6 million, respectively, in revenues in the financial services section of our consolidated statements of operations and comprehensive income, compared to net gains of $1.6 million and $4.9 million for the same periods in 2020.
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
The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of September 30, 2021.
We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At September 30, 2021 and December 31, 2020, there were $39.7 million and $25.1 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. At September 30, 2021 and December 31, 2020, we had $10.0 million and $10.0 million, respectively, outstanding under the Revolving Credit Facility. As of September 30, 2021, availability under the Revolving Credit Facility was approximately $1.15 billion.

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

The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased by $75 million on September 27, 2021 effective through October 21, 2021. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased by $50 million on December 28, 2020 effective through January 27, 2021. At September 30, 2021 and December 31, 2020, HomeAmerican had $215.8 million and $202.4 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is based on a LIBOR rate or successor benchmark rate.
The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of September 30, 2021.
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
•Richmond American Homes of Texas, Inc. (formerly known as Richmond American Homes Four, Inc.)
•Richmond American Homes of Utah, Inc.
•Richmond American Homes of Virginia, Inc.
•Richmond American Homes of Washington, Inc.
The senior note indentures do not provide for a suspension of the guarantees. Other than for the senior notes due 2061, the senior note indentures, provide that any Guarantor may be released from its guarantee so long as (1) no default or event of default exists or would result from release of such guarantee, (2) the Guarantor being released has consolidated net worth of less than 5% of the Company’s consolidated net worth as of the end of the most recent fiscal quarter, (3) the Guarantors released from their guarantees in any year-end period comprise in the aggregate less than 10% (or 15% if and to the extent necessary to permit the cure of a default) of the Company’s consolidated net worth as of the end of the most recent fiscal quarter, (4) such release would not have a material adverse effect on the homebuilding business of the Company and its subsidiaries and (5) the Guarantor is released from its guarantee(s) under all Specified Indebtedness (other than by reason of payment under its guarantee of Specified Indebtedness). The indenture for the senior notes due 2061 provides that, if a Guarantor is released under its guarantees of our credit facilities or other publicly traded debt securities, the Guarantor will also be released under its guarantee of the senior notes due 2061. Upon delivery of an officers’ certificate and an opinion of counsel stating that all conditions precedent provided for in the indenture relating to such transactions have been complied with and the release is authorized, the guarantee will be automatically and unconditionally released. “Specified Indebtedness” means indebtedness under the senior notes, the Company’s Indenture dated as of December 3, 2002, the Revolving Credit Facility, and any refinancing, extension, renewal or replacement of any of the foregoing.
As the combined assets, liabilities and results of operations of M.D.C. Holdings, Inc. and the Guarantor Subsidiaries (the “Obligor Group”) are not materially different from those in the homebuilding section of our consolidated balance sheets and consolidated statements of operations and comprehensive income, separate summarized financial information of the Obligor Group has not been included. As of September 30, 2021 and December 31, 2020, amounts due to non-guarantor subsidiaries from the Obligor Group totaled $61.0 million and $65.8 million, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$1,257,701	$1,000,549	$3,667,332	$2,584,392
Home cost of sales	(962,078)	(795,172)	(2,827,147)	(2,061,608)
Gross profit	295,623	205,377	840,185	522,784
Gross margin	23.5%	20.5%	22.9%	20.2%
Selling, general and administrative expenses	(120,116)	(103,632)	(363,970)	(285,269)
Loss on debt retirement	(12,150)	—	(12,150)	—
Interest and other income	3,149	756	4,984	3,365
Other expense	(1,354)	(851)	(2,881)	(4,640)
Homebuilding pretax income	165,152	101,650	466,168	236,240

Financial Services:
Revenues	43,104	36,803	121,445	91,653
Expenses	(16,377)	(13,294)	(47,922)	(36,401)
Other income (expense), net	813	859	2,855	(5,274)
Financial services pretax income	27,540	24,368	76,378	49,978

Income before income taxes	192,692	126,018	542,546	286,218
Provision for income taxes	(46,738)	(27,080)	(131,550)	(66,124)
Net income	$145,954	$98,938	$410,996	$220,094

Earnings per share:
Basic	$2.07	$1.42	$5.83	$3.21
Diluted	$1.99	$1.38	$5.62	$3.12

Weighted average common shares outstanding:
Basic	70,301,085	68,977,965	70,130,853	68,179,403
Diluted	72,800,011	71,090,903	72,770,432	70,167,443

Dividends declared per share	$0.40	$0.31	$1.17	$0.92

Cash provided by (used in):
Operating Activities	$(98,606)	$(26,262)	$(86,522)	$29,442
Investing Activities	$(7,567)	$(7,917)	$(21,014)	$27,577
Financing Activities	$232,460	$(3,965)	$471,210	$(8,787)

Overview
Industry Conditions and Outlook for MDC*

The strong demand for new homes continued during the third quarter of 2021, driven by the current supply-demand imbalance, a continued focus on suburban homeownership, low interest rates and an improving economy. We believe many of these factors will continue to support new home demand in future periods. However, the pace of net new orders during the third quarter of 2021 was lower than the prior year, in part due to the return of more normal seasonal patterns that were not present in the third quarter of the prior year.

Supply chains remained stressed and construction cycle times have extended throughout the industry, as a result of the strong demand for new homes as well as challenges brought about by the pandemic. Even with these supply chain challenges, we continued to see strong top and bottom line growth during the third quarter and we remain on track to meet our goal of delivering over 10,000 homes for the fiscal year. We also made significant progress during the quarter towards growing our active community count. We ended the third quarter with 203 active communities, representing a 9% increase from June 30, 2021 and a 5% increase from the prior year-end. In addition, we controlled 36,666 lots at the end of the third quarter, representing a 37% increase over the prior year period. While the exact timing of when future communities become active is uncertain and subject to land development and permitting lead times, we remain confident in our ability to further increase our active community count in advance of the 2022 spring selling season.

We continued to take steps during the third quarter to further improve our financial position and to ensure we have sufficient capital to meet our growth goals. During the quarter we issued $350 million of 40-year senior notes at a rate of 3.966%, which helped to increase our total liquidity to $2.03 billion as of period end and provides a long-term low-cost source of capital as we continue to grow our business. We also accelerated the retirement of $123.6 million of our 5.500% senior notes scheduled to mature in January 2024 through a cash tender offer, which lowered our debt to capital ratio to 39.7% as of September 30, 2021. While we remain confident in the long term growth prospects for the industry, we continue to closely monitor developments related to COVID-19, which are highly uncertain and could adversely impact our operations and financial results in future periods.
Three Months Ended September 30, 2021
For the three months ended September 30, 2021, our net income was $146.0 million, or $1.99 per diluted share, a 48% increase compared to net income of $98.9 million, or $1.38 per diluted share, for the same period in the prior year. The increase was driven by our homebuilding operations, which generated pretax income of $165.2 million. This represented an increase of $63.5 million, or 62% from the third quarter of 2020. The increase in homebuilding pretax income was the result of a 26% increase in home sale revenues and a 380 basis point increase in our operating margin. These increases were partially offset by a loss on debt retirement of $12.2 million.
The dollar value of our net new home orders decreased 21% from the prior year period, due to a 32% decrease in the number of net new orders, which was partially offset by a 16% increase in the average selling price of those orders. The decrease in the number of net new orders was due to a decrease in our monthly sales absorption rate resulting from (1) the return of more normal seasonal patterns following the unseasonably high new home demand experienced in the second half of fiscal year 2020 as a result of the pandemic and (2) our efforts to moderate sales activity to better align with our current pace of production. Our monthly sales absorption rate was 4.1 during the third quarter of 2021, which was our second highest third quarter rate in the last 15 years. The increase in the average selling price was the result of strong demand over the past twelve months as well as our efforts to moderate sales activity as mentioned above.
Nine Months Ended September 30, 2021
For the nine months ended September 30, 2021, our net income was $411.0 million, or $5.62 per diluted share, an 87% increase compared to net income of $220.1 million, or $3.12 per diluted share, for the same period in the prior year. Both our homebuilding and financial services businesses contributed to the increase, as pretax income from our homebuilding operations increased $229.9 million, or 97%, and our financial services pretax income increased $26.4 million, or 53%. The main drivers of the increase in homebuilding pretax income are consistent with the third quarter discussed above. The increase in financial services pretax income was primarily due to the overall increase in volume of our homebuilding operations. Additionally, $8.3 million of net losses on equity securities were recognized in the prior year period, further impacting the year-over-year increase in financial services pretax income.
* See "Forward-Looking Statements" below.

Homebuilding
Pretax Income:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%

	(Dollars in thousands)
West	$120,284	$59,120	$61,164	103%	$330,390	$144,441	$185,949	129%
Mountain	55,386	48,053	7,333	15%	165,296	111,372	53,924	48%
East	15,410	6,020	9,390	156%	34,091	9,993	24,098	241%
Corporate	(25,928)	(11,543)	(14,385)	(125)%	(63,609)	(29,566)	(34,043)	(115)%
Total Homebuilding pretax income	$165,152	$101,650	$63,502	62%	$466,168	$236,240	$229,928	97%
For the three months ended September 30, 2021, we recorded homebuilding pretax income of $165.2 million, an increase of 62% from $101.6 million for the same period in the prior year. The increase was due to a 26% increase in home sale revenues, a 300 basis point increase in our gross margin from home sales and an 80 basis point decrease in our selling, general and administrative expenses as a percentage of revenue.
Our West segment experienced a $61.2 million year-over-year increase in pretax income, due to an improved gross margin and a 32% increase in home sales revenue. Our Mountain segment experienced a $7.3 million increase in pretax income from the prior year, as a result of a 9% increase in home sales revenue and an improved gross margin. Our East segment experienced a $9.4 million increase in pretax income from the prior year, due to an improved gross margin as well as a 47% increase in home sales revenue. Each of our homebuilding segments also benefited from decreased selling, general and administrative expenses as a percentage of revenue driven by improved operating leverage. Our Corporate segment experienced a $14.4 million increase in pretax loss, primarily due to the $12.2 million loss on retirement of debt recognized in the current year quarter.
For the nine months ended September 30, 2021, we recorded homebuilding pretax income of $466.2 million, an increase of 97% from $236.2 million for the same period in the prior year. The increase was due to a 42% increase in home sale revenues, a 270 basis point increase in our gross margin from home sales and a 110 basis point decrease in our selling, general and administrative expenses as a percentage of revenue. Commentary on the drivers of the increase in pretax income in our individual homebuilding segments is consistent with the 2021 third quarter discussion above. In addition to the loss on retirement of debt, the pretax loss for our Corporate segment was further impacted by increases in stock-based and deferred compensation expenses, increased bonus expense and increased charitable contributions.

Assets:

	September 30, 2021	December 31, 2020	Change
			Amount	%

	(Dollars in thousands)
West	$2,229,687	$1,855,567	$374,120	20%
Mountain	1,030,407	905,007	125,400	14%
East	419,212	274,937	144,275	52%
Corporate	816,577	470,909	345,668	73%
Total homebuilding assets	$4,495,883	$3,506,420	$989,463	28%
Total homebuilding assets increased 28% from December 31, 2020 to September 30, 2021. Increases in each or our homebuilding segments were the result of increases in our inventory balances. These increases were driven by an increase in homes completed or under construction as of period end and, with the exception of our Mountain segment, a greater number of lots acquired during the period than those delivered to homebuyers. The increase in our Corporate segment was due to the proceeds from the issuance of senior notes during the year. This increase was partially offset by the funding of land acquisition and construction activity by our Corporate segment as well as the retirement of $123.6 million of our 5.500% senior notes scheduled to mature in January 2024 through a cash tender offer.

New Home Deliveries & Home Sale Revenues:
Changes in home sale revenues are impacted by changes in the number of new homes delivered and the average selling price of those delivered homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	Three Months Ended September 30,
	2021			2020			% Change
	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price

	(Dollars in thousands)
West	1,376	$729,777	$530.4	1,135	$552,319	$486.6	21%	32%	9%
Mountain	666	379,041	569.1	677	347,095	512.7	(2)%	9%	11%
East	377	148,883	394.9	335	101,135	301.9	13%	47%	31%
Total	2,419	$1,257,701	$519.9	2,147	$1,000,549	$466.0	13%	26%	12%

	Nine Months Ended September 30,
	2021			2020			% Change
	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price

	(Dollars in thousands)
West	4,324	$2,194,071	$507.4	3,023	$1,447,934	$479.0	43%	52%	6%
Mountain	1,989	1,104,391	555.2	1,720	886,619	515.5	16%	25%	8%
East	1,006	368,870	366.7	851	249,839	293.6	18%	48%	25%
Total	7,319	$3,667,332	$501.1	5,594	$2,584,392	$462.0	31%	42%	8%
For the three and nine months ended September 30, 2021, the number of new homes delivered in each of our segments was negatively impacted by an increase in construction cycle times. Our average sale to close cycle time during the third quarter of 2021 was approximately 37 weeks. Cycle times increased approximately two weeks from the second to third quarter of 2021 and have increased approximately six weeks year-over-year, from the third quarter of 2020 to the third quarter of 2021. These increases are primarily the result of extended permitting times, supply chain disruptions and labor shortages as a result of the pandemic as well as the increased demand for new homes.
West Segment Commentary
For the three and nine months ended September 30, 2021, the increase in new home deliveries was the result of an increase in the number of homes in backlog to begin the respective periods. These increases were partially offset by a decrease in backlog conversion rates in most of our markets within this segment as a result of the increased construction cycle times discussed above. The average selling price of homes delivered increased as a result of price increases implemented over the last twelve months as well as a shift in geographic mix of homes delivered from Arizona to Southern California. These increases were partially offset by a shift in mix to lower priced communities.
Mountain Segment Commentary
For the three months ended September 30, 2021, the decrease in new home deliveries was the result of a decrease in backlog conversion rates in each of our markets within this segment as a result of (1) the increased construction cycle times discussed above and (2) the construction status of homes in beginning backlog, which on average were at a more preliminary stage of construction as compared to the prior year period. This decrease was mostly offset by an increase in the number of homes in backlog to begin the period.

For the nine months ended September 30, 2021, the increase in new home deliveries was the result of an increase in the number of homes in backlog to begin the period. This increase were partially offset by a decrease in backlog conversion rates as a result of the increased construction cycle times discussed above.

For the three and nine months ended September 30, 2021, the increase in the average selling price of homes delivered was the result of price increases implemented over the past twelve months.

East Segment Commentary
For the three and nine months ended September 30, 2021, the increase in new home deliveries was the result of an increase in the number of homes in backlog to begin the respective periods. This increase was partially offset by a decrease in backlog conversion rates due to (1) the increased construction cycle times discussed above and (2) a lower percentage of homes both sold and delivered in the respective periods as compared to the prior year periods. The average selling price of homes delivered increased as a result of price increases implemented over the last twelve months as well as a shift in geographic mix of homes delivered to our mid-Atlantic market.

Gross Margin from Home Sales:
Our gross margin from home sales for the three months ended September 30, 2021, increased 300 basis points year-over-year from 20.5% to 23.5%. Gross margin from home sales increased across each of our segments driven by price increases implemented across nearly all of our communities over the past twelve months. Our gross margin from home sales in the 2021 third quarter was also positively impacted by a decrease in our capitalized interest in cost of sales as a percentage of home sale revenues. These improvements were partially offset by an increase in building material and labor costs year-over-year.
Our gross margin from home sales for the nine months ended September 30, 2021, increased 270 basis points year-over-year from 20.2% to 22.9%. The primary drivers of the improved gross margin from home sales for the nine months ended September 30, 2021 are consistent with those noted above for the three months ended September 30, 2021.
Selling, General and Administrative Expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change

	(Dollars in thousands)
General and administrative expenses	$59,935	$45,980	$13,955	$179,056	$131,488	$47,568
General and administrative expenses as a percentage of home sale revenues	4.8%	4.6%	20 bps	4.9%	5.1%	-20 bps
Marketing expenses	$25,660	$24,725	$935	$78,195	$68,828	$9,367
Marketing expenses as a percentage of home sale revenues	2.0%	2.5%	-50 bps	2.1%	2.7%	-60 bps
Commissions expenses	$34,521	$32,927	$1,594	$106,719	$84,953	$21,766
Commissions expenses as a percentage of home sale revenues	2.7%	3.3%	-60 bps	2.9%	3.3%	-40 bps
Total selling, general and administrative expenses	$120,116	$103,632	$16,484	$363,970	$285,269	$78,701
Total selling, general and administrative expenses as a percentage of home sale revenues	9.6%	10.4%	-80 bps	9.9%	11.0%	-110 bps
General and administrative expenses increased for the three and nine months ended September 30, 2021 due to (1) increased stock-based and deferred compensation expenses, (2) increased bonus expense and (3) increased salary related expenses due to higher average headcount during the respective periods.
Marketing expenses increased for the three and nine months ended September 30, 2021 as a result of increased deferred selling amortization and master marketing fees resulting from increased closings.
Commissions expenses increased for the three and nine months ended September 30, 2021 due to the increase in homes sale revenues year-over-year.

Other Homebuilding Operating Data
Net New Orders and Active Subdivisions:
Changes in the dollar value of net new orders are impacted by changes in the number of net new orders and the average selling price of those homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	Three Months Ended September 30,
	2021				2020				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate

	(Dollars in thousands)
West	1,437	$783,072	$544.9	4.91	1,955	$932,111	$476.8	6.58	(26)%	(16)%	14%	(25)%
Mountain	505	323,018	639.6	2.99	1,051	542,375	516.1	5.70	(52)%	(40)%	24%	(48)%
East	457	199,985	437.6	3.67	509	176,896	347.5	5.39	(10)%	13%	26%	(32)%
Total	2,399	$1,306,075	$544.4	4.10	3,515	$1,651,382	$469.8	6.10	(32)%	(21)%	16%	(33)%

	Nine Months Ended September 30,
	2021				2020				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate

	(Dollars in thousands)
West	4,814	$2,613,279	$542.8	5.42	4,646	$2,265,557	$487.6	5.47	4%	15%	11%	(1)%
Mountain	2,222	1,375,442	619.0	4.35	2,502	1,309,176	523.3	4.39	(11)%	5%	18%	(1)%
East	1,286	558,716	434.5	3.91	1,156	393,913	340.8	4.23	11%	42%	27%	(8)%
Total	8,322	$4,547,437	$546.4	4.82	8,304	$3,968,646	$477.9	4.91	—%	15%	14%	(2)%
*Calculated as total net new orders (gross orders less cancellations) in period ÷ average active communities during period ÷ number of months in period.

				Average Active Subdivisions			Average Active Subdivisions
	Active Subdivisions			Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%	September 30,		%
	2021	2020	Change	2021	2020	Change	2021	2020	Change
West	104	102	2%	98	99	(1)%	99	94	5%
Mountain	56	61	(8)%	56	62	(10)%	57	63	(10)%
East	43	31	39%	42	32	31%	37	30	23%
Total	203	194	5%	196	193	2%	193	187	3%
West Segment Commentary
For the three months ended September 30, 2021, the decrease in net new orders was due to a decrease in the monthly sales absorption rate as previously discussed.

For the three and nine months ended September 30, 2021, the increase in average selling price was due to price increases implemented over the past twelve months within nearly all of our communities. This increase was slightly offset by a shift in mix to lower priced communities.

Mountain Segment Commentary
For the three months ended September 30, 2021, the decrease in net new orders was primarily due to a decrease in the monthly sales absorption rate as previously discussed. For the three and nine months ended September 30, 2021, net new orders were also negatively impacted by a decrease in average active subdivisions within our Colorado markets.

For the three and nine months ended September 30, 2021, the increase in average selling price was due to price increases implemented over the last twelve months within nearly all of our communities.
East Segment Commentary
For the three months ended September 30, 2021, the decrease in net new orders was due to a decrease in the monthly sales absorption rate as previously discussed. This decrease was partially offset by an increase in average active subdivisions within each of our Florida and mid-Atlantic markets.

For the nine months ended September 30, 2021, the increase in net new orders was driven by an increase in average active subdivisions within each of our Florida and mid-Atlantic markets. This increase was partially offset by a decrease in the monthly sales absorption rate.

For the three and nine months ended September 30, 2021, the increase in average selling price was due to price increases implemented over the last twelve months within nearly all of our communities. Additionally, we experienced a shift in mix within several markets to higher priced communities.
Cancellation Rate:

	Cancellations as a Percentage of Homes in Beginning Backlog
	2021			2020
	Three Months Ended
	March 31,	June 30,	September 30,	March 31,	June 30,	September 30,
West	7%	5%	8%	15%	14%	11%
Mountain	8%	5%	7%	22%	20%	12%
East	13%	9%	7%	23%	22%	18%
Total	8%	6%	7%	18%	17%	12%
Our cancellations as a percentage of homes in beginning backlog to start the quarter (“cancellation rate”) decreased year-over-year in each of our segments due to the strong demand for new homes.

Backlog:

	September 30,
	2021			2020			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price

	(Dollars in thousands)
West	4,200	$2,295,570	$546.6	3,646	$1,743,547	$478.2	15%	32%	14%
Mountain	2,251	1,408,945	625.9	1,993	1,033,264	518.4	13%	36%	21%
East	1,207	537,983	445.7	872	298,965	342.9	38%	80%	30%
Total	7,658	$4,242,498	$554.0	6,511	$3,075,776	$472.4	18%	38%	17%
At September 30, 2021, we had 7,658 homes in backlog with a total value of $4.24 billion. This represented an 18% increase in the number of homes in backlog and a 38% increase in the dollar value of homes in backlog from September 30, 2020. The increase in the number of homes in backlog is primarily a result of the unseasonably high net new order volume in the fourth quarter of 2020 as well as an increase in cycle times within nearly all of our markets. The increase in the average selling price of homes in backlog is due to price increases implemented over the past twelve months in nearly all of our communities as well as a shift in our net new order mix in our East segment as discussed above. Our ability to convert backlog into closings could be negatively impacted in future periods by the pandemic, the extent to which is highly uncertain and depends on future developments. See "Forward-Looking Statements" below.
Homes Completed or Under Construction (WIP lots):

	September 30,		%
	2021	2020	Change
Unsold:
Completed	21	74	(72)%
Under construction	345	129	167%
Total unsold started homes	366	203	80%
Sold homes under construction or completed	6,468	4,540	42%
Model homes under construction or completed	490	505	(3)%
Total homes completed or under construction	7,324	5,248	40%
The increase in sold homes under construction or completed is due to the year-over-year increase in the number of homes in backlog as noted above as well as a 1,400 basis point decrease year-over-year in the number of homes in backlog that were sold but where construction had not yet started as of period end.
Lots Owned and Optioned (including homes completed or under construction):

	September 30, 2021			September 30, 2020
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total	Total % Change
West	14,209	5,811	20,020	10,140	3,280	13,420	49%
Mountain	6,258	4,236	10,494	6,217	2,708	8,925	18%
East	3,824	2,328	6,152	2,716	1,769	4,485	37%
Total	24,291	12,375	36,666	19,073	7,757	26,830	37%
Our total owned and optioned lots at September 30, 2021 were 36,666, which was a 37% increase year-over-year. We believe that our total lot supply, coupled with our planned acquisition activity, can support growth in future periods. See "Forward-Looking Statements" below.

Financial Services

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%

	(Dollars in thousands)
Financial services revenues
Mortgage operations	$31,122	$28,548	$2,574	9%	$89,608	$67,536	$22,072	33%
Other	11,982	8,255	3,727	45%	31,837	24,117	7,720	32%
Total financial services revenues	$43,104	$36,803	$6,301	17%	$121,445	$91,653	$29,792	33%
Financial services pretax income
Mortgage operations	$21,214	$20,809	405	2%	$61,341	$46,558	$14,783	32%
Other	6,326	3,559	2,767	78%	15,037	3,420	$11,617	N/M
Total financial services pretax income (loss)	$27,540	$24,368	3,172	13%	$76,378	$49,978	$26,400	53%
For the three months ended September 30, 2021, our financial services pretax income increased by $3.2 million, or 13% from the same period in the prior year. The increase was primarily due to other financial services, driven by the overall increase in volume of our homebuilding operations. The increase in our mortgage operations was due to a $3.5 million gain recognized on the sale of conventional mortgage servicing rights during the period. This was mostly offset by increased competition in the primary mortgage market as well as increased compensation related costs.
For the nine months ended September 30, 2021, our financial services pretax income increased $26.4 million, or 53% from the same period in the prior year. The increase was due to both our mortgage operations as well as other financial services. The increase in our mortgage operations was due to an increase in loan origination and sales activity driven by the overall increase in volume of our homebuilding operations as well as the gain on sale of servicing noted above. The increase in other financial services was the result of $8.3 million of net losses on equity securities recognized during the prior year period and to a lesser extent the increase in volume of our homebuilding operations.

The following table sets forth information for our mortgage operations segment relating to mortgage loans originated and capture rate.

	Three Months Ended		% or Percentage	Nine Months Ended		% or Percentage Change
	September 30,			September 30,
	2021	2020	Change	2021	2020

	(Dollars in thousands)
Total Originations (including transfer loans):
Loans	1,453	1,476	(2)%	4,585	3,841	19%
Principal	$620,454	$563,047	10%	$1,879,587	$1,439,918	31%
Capture Rate Data:
Capture rate as % of all homes delivered	60%	68%	(8)%	62%	68%	(6)%
Capture rate as % of all homes delivered (excludes cash sales)	62%	71%	(9)%	65%	71%	(6)%
Mortgage Loan Origination Product Mix:
FHA loans	14%	20%	(6)%	17%	21%	(4)%
Other government loans (VA & USDA)	19%	22%	(3)%	18%	22%	(4)%
Total government loans	33%	42%	(9)%	35%	43%	(8)%
Conventional loans	67%	58%	9%	65%	57%	8%
	100%	100%	—%	100%	100%	—%
Loan Type:
Fixed rate	100%	100%	—%	100%	99%	1%
ARM	—%	—%	—%	—%	1%	(1)%
Credit Quality:
Average FICO Score	740	736	1%	739	736	—%
Other Data:	`	`
Average Combined LTV ratio	84%	85%	(1)%	84%	85%	(1)%
Full documentation loans	100%	100%	—%	100%	100%	—%
Loans Sold to Third Parties:
Loans	1,325	1,530	(13)%	4,612	3,958	17%
Principal	$557,876	$574,239	(3)%	$1,858,303	$1,472,452	26%
Income Taxes
Our overall effective income tax rates were 24.3% and 24.2% for the three and nine months ended September 30, 2021 and 21.5% and 23.1% for the three and nine months ended September 30, 2020, respectively. The rates for the three and nine months ended September 30, 2021 resulted in income tax expense of $46.7 million and $131.5 million, respectively, compared to income tax expense of $27.1 million and $66.1 million for the three and nine months ended September 30, 2020, respectively. The year-over-year increase in our effective tax rate for the three and nine months ended September 30, 2021, is primarily due to a decrease in tax windfalls recognized upon the vesting and exercise of equity awards, which is partially offset by a year-over-year increase in home energy credits.

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
LIQUIDITY AND CAPITAL RESOURCES
We use our liquidity and capital resources to: (1) support our operations, including the purchase of land, land development and construction of homes; (2) provide working capital; and (3) provide mortgage loans for our homebuyers. Our liquidity includes our cash and cash equivalents, Revolving Credit Facility and Mortgage Repurchase Facility (both defined below). Additionally, we have an existing effective shelf registration statement that allows us to issue equity, debt or hybrid securities up to $2.0 billion. Following the issuance of $350 million of 3.966% senior notes on August 6, 2021, $1.00 billion remains on our effective shelf registration statement.
Capital Resources
Our capital structure is primarily a combination of: (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our 5.500% senior notes due 2024, 3.850% senior notes due 2030, 2.500% senior notes due 2031, 6.000% senior notes due 2043 and our 3.966% senior notes due 2061; (3) our Revolving Credit Facility (defined below); and (4) our Mortgage Repurchase Facility (defined below). Because of our current balance of cash, cash equivalents, ability to access the capital markets, and available capacity under both our Revolving Credit Facility and Mortgage Repurchase Facility, we believe that our capital resources are adequate to satisfy our short and long-term capital requirements, including meeting future payments on our senior notes as they become due. See "Forward-Looking Statements" below.
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
The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of September 30, 2021.
We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At September 30, 2021 and December 31, 2020, there were $39.7 million and $25.1 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. At September 30, 2021 and December 31, 2020, we had $10.0 million and $10.0 million, respectively, outstanding under the Revolving Credit Facility. As of September 30, 2021, availability under the Revolving Credit Facility was approximately $1.15 billion.

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

The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased by $75 million on September 27, 2021 effective through October 21, 2021. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased by $50 million on December 28, 2020 effective through January 27, 2021. At September 30, 2021 and December 31, 2020, HomeAmerican had $215.8 million and $202.4 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Advances under the Mortgage Repurchase Facility carry a price range that is based on a LIBOR rate or successor benchmark rate.

The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of September 30, 2021.
Dividends
During the three months ended September 30, 2021 and 2020, we paid cash dividends of $0.40 per share and $0.31 per share, respectively.
MDC Common Stock Repurchase Program
At September 30, 2021, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the three months ended September 30, 2021.
Consolidated Cash Flow
During the nine months ended September 30, 2021, net cash used in operating activities was $86.5 million compared with net cash generated by operating activities of $29.4 million in the prior year period. Cash used to increase housing completed or under construction for the nine months ended September 30, 2021 and 2020 was $461.1 million and $387.3 million, respectively, as homes in inventory increased significantly during both periods. Cash used to increase land and land under development for the nine months ended September 30, 2021 was $118.8 million driven by the acquisition of 10,131 lots during the period. Cash provided by the decrease in land and land under development was $108.7 million for the nine months ended September 30, 2020, as home starts outnumbered lot acquisitions during the period. Cash used to increase trade and other receivables for the nine months ended September 30, 2021 and 2020 was $55.5 million and $17.5 million, respectively, due to the year-over-year increases in home deliveries during both periods. The most significant source of cash provided by operating activities in both periods was net income. Cash provided by the change in accounts payable and accrued liabilities for the nine months ended September 30, 2021 and 2020 was $88.3 million and $35.0 million, respectively, due to the increased construction spend during both periods as a result of the year-over-year increases in home deliveries as well as the increase in homes in inventory at both period ends.
During the nine months ended September 30, 2021, net cash used in investing activities was $21.0 million compared with net cash provided by investing activities of $27.6 million in the prior year period. This difference primarily relates to $48.5 million in net cash provided by the sale of marketable securities during the nine months ended September 30, 2020. Cash used to purchase property and equipment remained consistent year-over-year.
During the nine months ended September 30, 2021, net cash provided by financing activities was $471.2 million compared with cash use of $8.8 million in the prior year period. The primary driver of this increase in cash provided by financing activities was the proceeds from the issuance of senior notes of $694.7 million during the nine months ended September 30, 2021, which was partially offset by $136.4 million used to accelerate the retirement of a portion of our unsecured notes scheduled to mature in January 2024 through a cash tender offer. Net proceeds from the issuance of senior notes was $48.1 million during the nine months ended September 30, 2020.
Off-Balance Sheet Arrangements
Lot Option Purchase Contracts. In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At September 30, 2021, we had deposits of $47.2 million in the form of cash and $17.1 million in the form of letters of credit that secured option contracts to purchase 12,375 lots for a total estimated purchase price of $1.00 billion.
Surety Bonds and Letters of Credit. At September 30, 2021, we had outstanding surety bonds and letters of credit totaling $330.9 million and $169.7 million, respectively, including $130.0 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $159.0 million and $113.9 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.
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
As of September 30, 2021, our cash and cash equivalents included commercial bank deposits and money market funds.
We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments and debt. Derivative instruments utilized in the normal course of business by HomeAmerican include interest rate lock commitments and forward sales of mortgage-backed securities, which are used to manage the price risk on fluctuations in interest rates on our mortgage loans in inventory and interest rate lock commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed at September 30, 2021 had an aggregate principal balance of $305.2 million, all of which were under interest rate lock commitments at an average interest rate of 2.96%. In addition, HomeAmerican had mortgage loans held-for-sale with an aggregate principal balance of $241.5 million at September 30, 2021, of which $103.0 million had not yet been committed to a mortgage purchaser and had an average interest rate of 2.84%. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale which had not yet been committed to a mortgage purchaser, HomeAmerican had forward sales of securities totaling $264.5 million and $203.0 million at September 30, 2021 and December 31, 2020, respectively.
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
(b)Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchase of common stock during the three months ended September 30, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number of Shares that may yet be Purchased under the Plan or Program (2)
July 1 to July 31, 2021	402	$47.80	—	4,000,000
August 1 to August 31, 2021	—	N/A	—	4,000,000
September 1 to September 30, 2021	—	N/A	—	4,000,000
(1) Represents shares of common stock withheld by us to cover withholding taxes due upon the vesting of restricted stock award shares, at the election of certain holders of nonvested shares, with market value approximating the amount of withholding taxes due.
(2) We are authorized to repurchase up to 4,000,000 shares of our common stock. There were no shares of MDC common stock repurchased under this repurchase program during the three month period ended September 30, 2021.

Item 6.        Exhibits

4.1
Supplemental Indenture (3.966% Senior Notes due 2061), dated as of August 6, 2021, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed August 6, 2021). *

10.1	Form of Senior Executive Officer Performance Share Unit Grant Agreement (2021 Equity Incentive Plan) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 19, 2021). *
10.2	Form of Executive Officer Performance Share Unit Grant Agreement (2021 Equity Incentive Plan) (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed July 19, 2021). *
10.3	Consulting Agreement dated as of September 1, 2021, between Leslie B. Fox and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 1, 2021). *
22	Subsidiary Guarantors (incorporated by reference to Exhibit 22 to the Company’s Form 10-Q for the quarter ended June 30, 2021). *
31.1	Certification of principal executive officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020; and (v) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________________
*Incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 28, 2021	M.D.C. HOLDINGS, INC.
(Registrant)

By: /s/ Robert N. Martin
Robert N. Martin Senior Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)