Form 10-K
period 2021-12-31
M.D.C. HOLDINGS, INC.
filed 2022-02-01
CIK 773141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 726(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2021, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was $2.9 billion based on the closing sales price of $50.60 per share as reported on the New York Stock Exchange on June 30, 2021.
As of December 31, 2021, the number of shares outstanding of Registrant's common stock was 70,668,093.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of part III of this Form 10-K are incorporated by reference from the Registrant's 2022 definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year.

M.D.C. HOLDINGS, INC.
FORM 10-K
For the Year Ended December 31, 2021

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
Item 1. Business.
(a) General Development of Business
M.D.C. Holdings, Inc. is a Delaware corporation. We refer to M.D.C. Holdings, Inc. as the “Company,” “MDC,” “we” or “our” in this Annual Report on Form 10-K, and these designations include our subsidiaries unless we state otherwise. We have two primary operations, homebuilding and financial services. Our homebuilding operations consist of wholly owned subsidiary companies that generally purchase finished lots or develop lots to the extent necessary for the construction and sale primarily of single-family detached homes to first-time and first-time move-up homebuyers under the name “Richmond American Homes.” Our homebuilding operations are comprised of various homebuilding divisions that we consider to be our operating segments. For financial reporting, we have aggregated our homebuilding operating segments into reportable segments as follows: (1) West (includes operating segments located in Arizona, California, Nevada, New Mexico, Oregon, Texas and Washington); (2) Mountain (includes operating segments located in Colorado, Idaho and Utah); and (3) East (includes operating segments located in the mid-Atlantic, which includes Maryland, Pennsylvania and Virginia, Florida, and Tennessee).
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

For 2021, the percentage of our home deliveries and home sale revenues by state were as follows:

	Percentage of Deliveries	Percentage of Home Sale Revenues
Arizona	16%	12%
California	23%	27%
Nevada	11%	11%
Oregon	3%	3%
Washington	5%	5%
West	58%	58%
Colorado	23%	26%
Utah	5%	5%
Mountain	28%	31%
Maryland	2%	3%
Virginia	2%	2%
Florida	10%	6%
East	14%	11%
Total	100%	100%
Our financial services operations include subsidiaries that provide mortgage financing, place title insurance and homeowner insurance for our homebuyers, and provide general liability insurance for our subsidiaries and most of our subcontractors.
Homebuilding Operations
Operating Divisions. The primary functions of our homebuilding segments include land acquisition and development, home construction, sales and marketing, and customer service. Operating decisions are made by our local management teams under the oversight of our Chief Operating Decision Maker (“CODM”), or decision-making group, defined as two key executives - our Executive Chairman and Chief Executive Officer. Our organizational structure (i.e., the grouping and reporting of divisions) changes based upon the current needs of the Company. We had 21 active homebuilding operating divisions at the end of December 31, 2021. We had 17 active homebuilding operating divisions at the end of December 31, 2020 and 15 active homebuilding operating divisions at the end of December 31, 2019.
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

•legal matters;
•human resources and payroll;
•information technology; and
•training and development.
Housing. Generally, our homebuilding subsidiaries build single-family detached homes in a number of standardized series, designed to provide variety in the size and style of homes for our potential homebuyers. In certain markets, our homebuilding subsidiaries build and sell duplexes. Within each series of our single-family detached homes, our homebuilding subsidiaries build several different floor plans offering standard and optional features (such as upgraded appliances, cabinetry, flooring, etc.). Differences in sales prices of similar models from market-to-market depend primarily upon homebuyer demand, home prices offered by our competitors, market conditions (such as home inventory supply levels), location, cost of land, optional features and design specifications. The series of homes offered at a particular location is based on perceived customer preferences, lot size, area demographics and, in certain cases, the requirements of major land sellers and local municipalities. In general, our homebuilding subsidiaries focus on selling “build-to-order,” also referred to as “dirt sales,” and limit the number of homes started without a contract, also known as “spec homes.”
Land Acquisition and Development. Our homebuilding subsidiaries acquire lots with the intention of constructing and selling homes on the acquired land. Generally, we prefer to purchase finished lots using option contracts, in phases or in bulk for cash. However, because there often is significant competition for finished lots, more than one-half of the lots we purchase require some level of development. In making land purchases, we consider a number of factors, including projected rates of return, estimated gross margins from home sales, sales prices of the homes to be built, mortgage loan limits within the respective county, population and employment growth patterns, proximity to developed areas, estimated cost and complexity of development including environmental and geological factors, quality of schools, estimated levels of competition and demographic trends.
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
Labor and Raw Materials. Materials used in our homebuilding operations are mainly standard items carried by major suppliers. We generally contract for our materials and labor at a fixed price for the anticipated construction period of our homes. This allows us to mitigate the risks associated with increases in the cost of building materials and labor between the time construction begins on a home and the time it is closed. Increases in the cost of building materials and subcontracted labor may reduce gross margins from home sales to the extent that market conditions prevent the recovery of increased costs through higher home sales prices. From time to time and to varying degrees, we may experience shortages in the availability of building materials and/or labor in each of our markets. These shortages and delays may result in delays in the delivery of homes under construction, reduced gross margins from home sales, or both. See “Forward-Looking Statements” above. Current shortages in the availability of building materials and labor are described in more detail in our description of Risk Factors under the heading "Supply shortages and other risks related to the demand for skilled labor and building materials could continue to increase costs and delay deliveries."
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

Backlog. At December 31, 2021 and 2020, homes under contract but not yet delivered (“backlog”) totaled 7,640 and 6,655, respectively, with an estimated sales value of $4.30 billion and $3.26 billion, respectively. We anticipate that homes in backlog at December 31, 2021 generally will close during 2022 under their existing home order contracts or through the replacement of an existing contract with a new home order contract. The estimated backlog sales value at December 31, 2021 may be impacted by, among other things, subsequent home order cancellations, incentives provided, and/or options and upgrades selected. See “Forward-Looking Statements” above.
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
Pipeline. HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed (the “locked pipeline”) at December 31, 2021 and 2020 had an aggregate principal balance of approximately $268.8 million and $230.5 million, respectively, and were under interest rate lock commitments at an average interest rate of 2.91% and 2.69% respectively.

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
Title Operations
American Home Title provides title agency services to the Company and its homebuyers in Colorado, Florida, Maryland, Nevada, Pennsylvania and Virginia.

Human Capital Resources
The table below summarizes the approximate number of employees for our combined Homebuilding, combined Financial Services and Corporate segments at December 31, 2021 and 2020.

	December 31,
	2021	2020
Homebuilding	1,580	1,350
Financial Services	222	185
Corporate	278	238
Total	2,080	1,773

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

In response to the COVID-19 pandemic, we implemented safety protocols and procedures to protect our employees, our subcontractors and our customers. These protocols include complying with social distancing and other health and safety standards as mandated by state and local government agencies, taking into consideration guidance from the Centers for Disease Control and Prevention and other public health authorities. Certainly, there has been a significant shift to moving much of our workforce to a work from home/remote environment, particularly in Corporate and Division offices, to minimize in-person interactions. In addition, we have instituted a mandatory COVID-19 vaccination policy at our Corporate office, which was expanded to customer facing sales and home gallery personnel in January 2022.
(e) Available Information
We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, available free of charge on our website as soon as reasonably practicable after we file or furnish the materials electronically with the Securities and Exchange Commission (“SEC”). To obtain any of this information, go to our website, www.mdcholdings.com, and select “SEC Filings” from the menu. Our website includes our: (1) Corporate Governance Guidelines; (2) Corporate Code of Conduct; (3) Rules for Senior Financial Officers; (4) Audit Committee Procedures for Handling Confidential Complaints; (5) charters for the Audit, Compensation, Legal and Corporate Governance/Nominating Committees; (6) Director Standards of Independence; and (7) Lead Director Description. These materials may be obtained, free of charge, at www.mdcholdings.com (select “Governance”).

Item 1A. Risk Factors.
Public health issues such as the global Coronavirus/COVID-19 pandemic could harm business and results of operations of the Company.
Demand for our homes is dependent on a variety of macroeconomic factors, such as employment levels, availability of financing for homebuyers, interest rates, consumer confidence, wage growth, household formations, levels of new and existing homes for sale, cost of land, labor and construction materials, demographic trends and housing demand. These factors, in particular consumer confidence, can be significantly and adversely affected by a variety of factors beyond our control. In response to the pandemic, many state and local governments instituted restrictions that substantially limited the operations of non-essential businesses and the activities of individuals. As economic activity resumed upon the restrictive orders relating to COVID-19 being eased, demand for our homes improved significantly during the remainder of fiscal 2020 and remained strong throughout fiscal 2021. There is still significant uncertainty as a result of the pandemic and its continuing potential to negatively impact the U.S. economy. The degree to which the pandemic will impact our financial results in the coming periods depends on future developments that are highly uncertain, including new information that may emerge concerning the severity of the pandemic, whether there are additional outbreaks of COVID-19 and related variants and the actions taken to contain or address the virus. If the pandemic continues to cause significant negative impacts to the U.S. economy and consumer confidence, our results of operations, financial condition and cash flows could be significantly and adversely impacted.
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
An oversupply of alternatives to new homes, including foreclosed homes, homes held for sale or rent by investors and speculators, other existing homes, and rental properties, can also reduce our ability to sell new homes, depress new home prices and reduce our margins on the sale of new homes. High levels of foreclosures and short-sales not only contribute to additional inventory available for sale, but also can reduce appraisal valuations for new homes, potentially resulting in lower sales prices.
Terrorist attacks, acts of war, other acts of violence or threats to national security, and any corresponding response by the United States or others, or related domestic or international instability, may adversely affect general economic conditions or cause a slowdown of the economy.
As a result of the foregoing matters, potential customers may be less willing or able to buy our homes. In the future, our pricing strategies may be limited by market conditions. We may be unable to change the mix of our home offerings, reduce the costs of the homes we build or offer more affordable homes to maintain our gross margins or satisfactorily address changing market conditions in other ways. In addition, cancellations of home sales contracts in backlog may increase as homebuyers choose to not honor their contracts.
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
Supply shortages and other risks related to the demand for skilled labor and building materials could continue to increase costs and delay deliveries.
The residential construction industry experiences price fluctuations and shortages in labor and materials from time to time. Shortages in labor can be due to: competition for labor, work stoppages, labor disputes, shortages in qualified trades people, lack of availability of adequate utility infrastructure and services, or our need to rely on local subcontractors who may not be adequately capitalized or insured. Labor and material shortages can be more severe during periods of strong demand for housing or during periods in which the markets where we operate experience natural disasters that have a significant impact on existing residential and commercial structures. Additionally, we could experience labor shortages as a result of subcontractors going out of business or leaving the residential construction market due to low levels of housing production and volumes. Pricing for labor and materials can be affected by the factors discussed above, changes in energy prices, and various other national, regional and local economic factors. In addition, environmental and other regulations and import tariffs and trade restrictions have had, and in the future could continue to have, an adverse impact on the cost of certain raw materials such as lumber. Recalls of materials driven by manufacturing defects can drive shortages in materials and delay the delivery of homes. Any of these circumstances could give rise to delays in the start or completion of our residential communities, increase the cost of developing one or more of our residential communities and/or increase the construction cost of our homes. The effects of the pandemic combined with the strong demand for new homes has caused disruptions in our supply chain and has resulted in shortages of certain building materials and increased demand in the labor market, which has caused our land development and construction cycle times to lengthen and the costs of building materials and labor to increase.
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
The availability of additional capital, whether from private capital sources or the public capital markets, fluctuates as our financial condition and market conditions in general change. There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we would not be able to access capital from these sources. Additionally, any reduction in our credit ratings and/or a weakening of our financial condition, could adversely affect our ability to obtain necessary funds. Even if financing is available, it could be costly or have other adverse consequences.
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
Our homebuilding operations also are affected by regulations pertaining to availability of water, municipal sewage treatment capacity, land use, dust controls, oil and gas operations, building materials, population density and preservation of endangered species, natural terrain and vegetation.

We are subject to growing local, state and federal statutes, ordinances, rules and regulations concerning the protection of public health and the environment. These include regulating the emission or discharge of materials into the environment such as greenhouse gas emissions, storm water runoff, the handling, use, storage and disposal of hazardous substances, and impacts to wetlands and other sensitive environments. These restrictions and requirements could increase our operating costs and require additional capital investment, which could negatively impact our financial position, results of operations and cash flows. Further, we have extensive operations in the western United States, where some of the most extensive environmental laws and building construction standards in the country have been enacted. We believe we are in compliance in all material respects with existing governmental environment restrictions, standards and regulations applicable to our business, and such compliance has not had a material impact on our business. Given the emerging and rapid changes of environmental laws and other matters that may arise that are not currently known, we cannot predict our future exposure, and our future costs to achieve compliance or remedy potential violations could be significant.
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
Our revolving credit facility contains representations regarding anti-corruption and sanctions laws, a violation of which could result in an event of default.
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
We use information technology and other computer resources to carry out important operational activities and to maintain our business records. These information technology systems are dependent upon electronic systems and other aspects of the internet infrastructure. A material breach in the security of our information technology systems or other data security controls could result in third parties obtaining or corrupting customer, employee or company data. To date, we have not had a material breach of data security, however such occurrences could have a material and adverse effect on our financial position, results of operations and cash flows.
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

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
At December 31, 2021, we had 546 shareholders of record. The shares of our common stock are traded on the New York Stock Exchange under the trading symbol MDC. On January 28, 2019, the Company declared an 8% stock dividend that was distributed on February 28, 2019 to shareholders of record on February 14, 2019. On January 25, 2021, the Company declared an 8% stock dividend that was distributed on March 17, 2021 to shareholders of record on March 3, 2021. In accordance with Accounting Standards Codification Topic 260, “Earnings per Share”, basic and diluted earnings per share amounts, weighted-average shares outstanding, and dividends declared per share have been restated for all periods presented to reflect the effect of these stock dividends.
The table below sets forth the cash dividends declared and paid in 2021, 2020 and 2019

	Date of Declaration	Date of Payment	Dividend per Share	Total Dividends Paid
	(In thousands)
2021
First Quarter	01/25/21	02/24/21	$0.37	$25,978
Second Quarter	04/26/21	05/26/21	0.40	28,249
Third Quarter	07/26/21	08/25/21	0.40	28,276
Fourth Quarter	10/25/21	11/24/21	0.50	35,339
			$1.67	$117,842
2020
First Quarter	01/27/20	02/26/20	$0.31	$20,768
Second Quarter	04/01/20	05/20/20	0.31	20,914
Third Quarter	07/27/20	08/26/20	0.31	21,374
Fourth Quarter	10/26/20	11/24/20	0.37	25,952
			$1.29	$89,008
2019
First Quarter	01/28/19	02/27/19	$0.26	$17,019
Second Quarter	04/29/19	05/29/19	0.28	18,521
Third Quarter	07/22/19	08/21/19	0.28	18,700
Fourth Quarter	10/28/19	11/27/19	0.28	18,780
			$1.09	$73,020

The following table provides information about our repurchases of common stock during the Three Months Ended December 31, 2021:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number of Shares that may yet be Purchased under the Plan or Program (2)
October 1 to October 31, 2021	—	N/A	—	4,000,000
November 1 to November 30, 2021	—	N/A	—	4,000,000
December 1 to December 31, 2021	11,872	$55.83	—	4,000,000
__________________________________
(1)    Represents shares of common stock withheld by us to cover withholding taxes due upon the vesting of restricted stock award shares, at the election of certain holders of nonvested shares, with market value approximating the amount of withholding taxes due.
(2)    We are authorized to repurchase up to 4,000,000 shares of our common stock. There were no shares of MDC common stock repurchased under this repurchase program during the years ended December 31, 2021, 2020 or 2019. This repurchase authorization has no expiration.
Performance Graph
Set forth below is a graph comparing the yearly change in the cumulative total return of MDC's common stock with the cumulative total return of the S&P 500® Stock Index and with that of a peer group of other homebuilders over the five-year period ended December 31, 2021, weighted as of the beginning of that period.
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
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in “Item 1A, Risk Factors Relating to our Business.” This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

	2021	2020	2019
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$5,102,456	$3,765,379	$3,205,248
Home cost of sales	(3,924,093)	(2,982,668)	(2,600,196)
Inventory impairments	(1,600)	—	(935)
Total cost of sales	(3,925,693)	(2,982,668)	(2,601,131)
Gross profit	1,176,763	782,711	604,117
Gross margin %	23.1%	20.8%	18.8%
Selling, general and administrative expenses	(493,993)	(403,218)	(362,790)
Loss on debt retirement	(23,571)	—	—
Interest and other income	5,965	4,233	9,070
Other expense	(5,476)	(5,209)	(5,635)
Homebuilding pretax income	659,688	378,517	244,762

Financial Services:
Revenues	152,212	135,832	88,005
Expenses	(64,477)	(52,465)	(45,001)
Other income (expense), net	4,271	(4,372)	17,223
Financial services pretax income	92,006	78,995	60,227

Income before income taxes	751,694	457,512	304,989
Provision for income taxes	(178,037)	(89,930)	(66,677)
Net income	$573,657	$367,582	$238,312

Earnings per share:
Basic	$8.13	$5.33	$3.56
Diluted	$7.83	$5.17	$3.44

Weighted average common shares outstanding:
Basic	70,174,281	68,531,856	66,546,347
Diluted	72,854,601	70,676,581	68,798,879

Cash dividends declared per share	$1.67	$1.29	$1.09

Cash provided by (used in):
Operating Activities	$(207,990)	$(23,095)	$57,833
Investing Activities	$(27,679)	$21,685	$(28,785)
Financing Activities	$335,156	$31,170	$(24,975)

EXECUTIVE SUMMARY
Overview
Industry Conditions and Outlook for MDC*
The Coronavirus/COVID-19 pandemic began impacting the U.S. economy during the latter part of March 2020, adversely affecting consumer demand, financial markets and employment levels. The homebuilding industry was not immune to the impact of the pandemic as we experienced an industry-wide decrease in traffic and order activity as well as increased cancellation levels during the months of March and April 2020. As economic activity resumed and restrictive orders relating to COVID-19 were eased, demand for our homes improved significantly during the remainder of 2020. While we have seen a return of more normal seasonal patterns during 2021, demand has remained strong throughout the year, driven by an improving economy, low interest rates and a continued focus on suburban homeownership. We believe many of these factors will continue to support new home demand in future periods. In contrast, the supply of new and existing homes has remained constrained, due in large part to the underproduction of new homes over the past decade. As a result of this supply-demand imbalance, we raised sales prices in the majority of our communities throughout the year in order to (1) offset cost increases, which have been significant due to cost inflation and labor and material shortages; (2) improve the profitability per home closed given current demand and limits on construction capacity, and; (3) reduce our sales absorption rate to keep our backlog at a level that is manageable for our construction personnel and trade suppliers.
Like many within the industry, we continue to experience shortages of certain building materials and tightness in labor markets for a variety of reasons, including the current supply-demand imbalance and disruptions caused by the pandemic. These disruptions have caused both our construction and land development times to extend. For instance, our average sale-to-close cycle time during the fourth quarter of 2021 was over nine months as compared to our more typical build time of six to eight months. We do not expect material or labor conditions to significantly improve in the near term.
Despite these challenges, we achieved record levels of home sale revenues and consolidated net income for the full year ended December 31, 2021. Our backlog at December 31, 2021 was 7,640 homes with an estimated dollar value of $4.30 billion, up 15% and 32%, respectively, as compared to our backlog at December 31, 2020. This was our highest ever year-end backlog in both units and dollars. In addition, we approved over 20,000 lots for acquisition during the year, resulting in a 29% year-over-year increase in lots owned and optioned to approximately 38,000 lots as of year-end. These metrics bode well for our growth prospects, as does our strategic entry into the Boise, Nashville, Austin and Albuquerque markets during the year. Financial services pretax income reached record levels in 2021, driven largely by our mortgage operations, which has benefited from increased profitability per loan originated during 2020 and early 2021. As competition in the primary mortgage market has increased, we have seen these profit margins return to more historical levels. Overall, we remain cautious and continue to closely monitor developments related to COVID-19, which are highly uncertain and could adversely and materially impact our operations and financial results in future periods.
We ended the year with total liquidity of $1.75 billion following the optional redemption in December 2021 of the remaining $126.4 million of our 5.500% senior notes, which were scheduled to mature in January 2024. This lowered our debt to capital ratio quarter-over-quarter to 36.5% as of December 31, 2021. We believe that our financial position ranks among the best in the homebuilding industry and provides us with the capital resources to drive the continued growth of our business.
Results for the Twelve Months Ended December 31, 2021
For the year ended December 31, 2021, we reported net income of $573.7 million, or $7.83 per diluted share, a 56% increase compared to net income of $367.6 million, or $5.17 per diluted share, for the prior year period. Both our homebuilding and financial services businesses contributed to these year-over-year improvements, as pretax income from our homebuilding operations increased $281.2 million, or 74%, and our financial services pretax income increased $13.0 million, or 16%. The increase in homebuilding pretax income was the result of a 330 basis point increase in our operating margin and a 36% increase in home sale revenues. These increases were partially offset by a loss on debt retirement of $23.6 million. The increase in operating margin is the result of our improved pricing over the last twelve months as well as better operating leverage as we continue to grow our homebuilding operations, partially offset by increased supply costs. The increase in financial services pretax income was primarily due to the overall increase in volume of our homebuilding operations. Additionally, $8.3 million of net losses on equity securities were recognized in the prior year period, further impacting the year-over-year increase in financial services pretax income.

The dollar value of our net new home orders increased 11% from the prior year, due to a 11% increase in the average selling price of orders. The increase in the average selling price was the result of price increases implemented over the past twelve months.
* See “Forward-Looking Statements” above.
Homebuilding
Pretax Income (Loss)

	Year Ended December 31,
	2021	Change		2020	Change		2019
		Amount	%		Amount	%
	(Dollars in thousands)
West	$463,302	$233,351	101%	$229,951	$66,882	41%	$163,069
Mountain	231,523	56,522	32%	175,001	38,688	28%	136,313
East	59,494	39,488	197%	20,006	10,149	103%	9,857
Corporate	(94,631)	(48,190)	104%	(46,441)	18,036	(28)%	(64,477)
Total homebuilding pretax income	$659,688	$281,171	74%	$378,517	$133,755	55%	$244,762
Homebuilding pretax income for 2021 was $659.7 million, an increase of $281.2 million from $378.5 million for the year ended December 31, 2020. The increase was primarily attributable to a 36% increase in home sale revenues, a 230 basis point improvement in gross margin from home sales and a 100 basis point decrease in our selling, general and administrative expenses as a percentage of revenue.
Our West segment experienced a $233.4 million year-over-year increase in pretax income, due to a 41% increase in home sale revenues and an improved gross margin. Our Mountain segment experienced a $56.5 million increase in pretax income from the prior year, as a result of a 21% increase in home sale revenues and an improved gross margin. Our East segment experienced a $39.5 million increase in pretax income from the prior year, primarily due to a 56% increase in home sale revenues and an improved gross margin. Each of our homebuilding segments also benefited from decreased selling, general and administrative expenses as a percentage of revenue driven by improved operating leverage. Our Corporate segment experienced an $48.2 million increase in pretax loss, due to the $23.6 million loss on retirement of debt recognized in the current year, increased stock-based and deferred compensation expenses, increased payroll expense due to higher headcount and increased bonus expense.
Assets

	December 31,		Change
	2021	2020	Amount	%
	(Dollars in thousands)
West	$2,472,378	$1,855,567	$616,811	33%
Mountain	1,072,717	905,007	167,710	19%
East	450,675	274,937	175,738	64%
Corporate	547,364	470,909	76,455	16%
Total homebuilding assets	$4,543,134	$3,506,420	$1,036,714	30%
Total homebuilding assets increased 30% from December 31, 2020 to December 31, 2021. Increases in each of our homebuilding segments were the result of increases in our inventory balances. These increases were driven by an increase in homes completed or under construction as of period end and, with the exception of our Mountain segment, a greater number of lots acquired during the period than those delivered to homebuyers. The increase in our Corporate segment was due to the proceeds from the issuance of senior notes during the year. This increase was partially offset by the funding of land acquisitions and construction activity by our Corporate Segment as well as the retirement of our $250 million 5.500% senior notes, which were scheduled to mature in January 2024.

New Home Deliveries & Home Sale Revenues:
Changes in home sale revenues are impacted by changes in the number of new homes delivered and the average selling price of those delivered homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	December 31,
	2021			2020			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
West	5,732	$2,964,766	$517.2	4,412	$2,106,241	$477.4	30%	41%	8%
Mountain	2,770	1,567,198	565.8	2,530	1,293,779	511.4	9%	21%	11%
East	1,480	570,492	385.5	1,216	365,359	300.5	22%	56%	28%
Total	9,982	$5,102,456	$511.2	8,158	$3,765,379	$461.6	22%	36%	11%

	December 31,
	2020			2019			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
West	4,412	$2,106,241	$477.4	3,763	$1,771,061	$470.7	17%	19%	1%
Mountain	2,530	1,293,779	511.4	2,242	1,131,568	504.7	13%	14%	1%
East	1,216	365,359	300.5	969	302,619	312.3	25%	21%	(4)%
Total	8,158	$3,765,379	$461.6	6,974	$3,205,248	$459.6	17%	17%	—%
For the year ended December 31, 2021, the number of new homes delivered in each of our segments was negatively impacted by an increase in construction cycle times. Our average sale-to-close cycle time during the year ended December 31, 2021 was approximately 36 weeks. Cycle times increased approximately five weeks year-over-year, from the year-ended December 31, 2020 to the year-ended December 31, 2021. This increase was primarily the result of extended permitting times, supply chain disruptions and labor shortages as a result of the pandemic as well as the increased demand for new homes.
West Segment Commentary
For the year ended December 31, 2021, the increase in new home deliveries was the result of an increase in the number of homes in backlog to begin the year. This increase was partially offset by a decrease in backlog conversion rates in most of our markets within this segment as a result of the increased construction cycle times discussed above. The average selling price of homes delivered increased as a result of price increases implemented over the last twelve months as well as a shift in geographic mix of homes delivered from Arizona to Southern California. These increases were partially offset by a shift in mix to lower priced communities.
Mountain Segment Commentary
For the year ended December 31, 2021, the increase in new home deliveries was the result of an increase in the number of homes in backlog to begin the year. This increase was partially offset by a decrease in backlog conversion rates as a result of the increased construction cycle times discussed above. The average selling price of homes delivered increased as a result of price increases implemented over the last twelve months.
East Segment Commentary
For the year ended December 31, 2021, the increase in new home deliveries was the result of an increase in the number of homes in backlog to begin the year. This increase was partially offset by a decrease in backlog conversion rates as a result of the increased construction cycle times discussed above. The average selling price of homes delivered increased as a result of price increases implemented over the last twelve months. Additionally, we experienced a shift in mix within several markets to higher priced communities.

Gross Margin
Our gross margin from home sales for the year ended December 31, 2021 increased 230 basis points year-over-year from 20.8% to 23.1%. Gross margin from home sales increased across each of our segments driven by price increases implemented across nearly all of our communities over the past twelve months. Our gross margin from home sales was also positively impacted by a decrease in our capitalized interest in cost of sales as a percentage of home sale revenues. These improvements were partially offset by an increase in building material and labor costs year-over-year.
Inventory Impairments
Inventory impairments recognized by segment for the years ended December 31, 2021, 2020 and 2019 are shown in the table below.

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$1,600	$—	$100
Mountain	—	—	0
East	—	—	435
Subtotal	1,600	—	535
Land and Land Under Development:
West	—	—	—
Mountain	—	—	400
East	—	—	—
Subtotal	—	—	400
Total Inventory Impairments	$1,600	$—	$935
The table below provides quantitative data, for the periods presented, where applicable, used in determining the fair value of the impaired inventory.

	Impairment Data			Quantitative Data
Three Months Ended	Number of Subdivisions Impaired	Inventory Impairments	Fair Value of Inventory After Impairments	Discount Rate
	(Dollars in thousands)
December 31, 2021	1	1,600	$6,903	N/A
Total		$1,600

March 31, 2019	2	$610	$10,476	N/A
December 31, 2019	2	325	3,948	N/A
Total		$935

Selling, General and Administrative Expenses

	Year Ended December 31,
	2021	Change	2020	Change	2019
	(Dollars in thousands)
General and administrative expenses	$246,042	$61,322	$184,720	$9,693	$175,027
General and administrative expenses as a percentage of home sale revenues	4.8%	(10) bps	4.9%	(60) bps	5.5%

Marketing expenses	$104,435	$9,332	$95,103	$13,488	$81,615
Marketing expenses as a percentage of home sale revenues	2.0%	(50) bps	2.5%	0 bps	2.5%

Commissions expenses	$143,516	$20,121	$123,395	$17,247	$106,148
Commissions expenses as a percentage of home sale revenues	2.8%	(50) bps	3.3%	0 bps	3.3%
Total selling, general and administrative expenses	$493,993	$90,775	$403,218	$40,428	$362,790
Total selling, general and administrative expenses as a percentage of home sale revenues (SG&A Rate)	9.7%	(100) bps	10.7%	(60) bps	11.3%
For the year ended December 31, 2021, the increase in our general and administrative expenses was primarily due to (1) increased stock-based and deferred compensation expenses, (2) increased bonus expense and (3) increased salary related expenses due to higher average headcount.
For the year ended December 31, 2021, marketing expenses increased as a result of increased deferred selling amortization and master marketing fees resulting from increased closings.
For the year ended December 31, 2021, commissions expenses increased as a result of the increase in home sale revenues year-over-year.

Other Homebuilding Operating Data
Net New Orders and Active Subdivisions:
Changes in the dollar value of net new orders are impacted by changes in the number of net new orders and the average selling price of those homes. Commentary for each of our segments on significant changes in these two metrics is provided below

	December 31,
	2021				2020				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *

	(Dollars in thousands)
West	6,238	$3,417,437	$547.8	5.25	6,099	$3,078,584	$504.8	5.29	2%	11%	9%	(1)%
Mountain	2,926	1,831,755	626.0	4.33	3,337	1,818,833	545.1	4.46	(12)%	1%	15%	(3)%
East	1,803	789,810	438.1	4.05	1,576	562,419	356.9	4.27	14%	40%	23%	(5)%
Total	10,967	$6,039,002	$550.7	4.75	11,012	$5,459,836	$495.8	4.85	—%	11%	11%	(2)%

	December 31,
	2020				2019				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *

	(Dollars in thousands)
West	6,099	$3,078,584	$504.8	5.29	4,263	$1,963,489	$460.6	3.91	43%	57%	10%	35%
Mountain	3,337	1,818,833	545.1	4.46	2,410	1,189,193	493.4	3.04	38%	53%	10%	47%
East	1,576	562,419	356.9	4.27	1,166	342,469	293.7	3.68	35%	64%	22%	16%
Total	11,012	$5,459,836	$495.8	4.85	7,839	$3,495,151	$445.9	3.56	40%	56%	11%	36%
*Calculated as total net new orders in period ÷ average active communities during period ÷ number of months in period

	Active Subdivisions			Average Active Subdivisions
	December 31,			Year Ended December 31,
	2021	2020	% Change	2021	2020	% Change
West	96	103	(7)%	99	96	3%
Mountain	54	60	(10)%	56	62	(10)%
East	37	31	19%	37	31	19%
Total	187	194	(4)%	192	189	2%
West Segment Commentary
For the year ended December 31, 2021, the increase in average selling price was due to price increases implemented over the past twelve months within nearly all of our communities. This increase was slightly offset by a shift in mix to lower priced communities.
Mountain Segment Commentary
For the year ended December 31, 2021, the decrease in net new orders was due to a decrease in average active subdivisions within our Colorado markets. The increase in average selling price was due to price increases implemented over the last twelve months within nearly all of our communities.
East Segment Commentary
For the year ended December 31, 2021, the increase in net new orders was due to an increase in average active subdivisions within our Florida markets. This increase was partially offset by a decrease in the monthly sales absorption rate. The increase in average selling price was due to price increases implemented over the last twelve months within nearly all of our communities. Additionally, we experienced a shift in mix within several markets to higher priced communities.

Cancellation Rate:

	Cancellations As a Percentage of Gross Sales
	December 31,
	2021	Change	2020	Change	2019
West	16%	(1)%	17%	(1)%	18%
Mountain	18%	(4)%	22%	(2)%	24%
East	18%	(6)%	24%	—%	24%
Total	17%	(2)%	19%	(2)%	21%
Our cancellations as a percentage of gross sales (“cancellation rate”) decreased from 19% for the year ended December 31, 2020 to 17% for the year ended December 31, 2021. This was driven by the higher cancellation rates incurred during the first and second quarter of 2020 as a result of general economic uncertainty surrounding the pandemic.
Consistent with our quarterly homebuilding operating data provided, we have also included below the cancellations as a percentage of homes in beginning backlog for each quarter during the years ended December 31, 2021 and 2020.

	Cancellations As a Percentage of Homes in Beginning Backlog
	2021				2020
	Three Months Ended
	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
West	9%	8%	5%	7%	7%	11%	14%	15%
Mountain	8%	7%	5%	8%	9%	12%	20%	22%
East	10%	7%	9%	13%	10%	18%	22%	23%
Total	9%	7%	6%	8%	8%	12%	17%	18%

    Backlog:

	December 31,
	2021			2020			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
West	4,216	$2,328,949	$552.4	3,710	$1,831,205	$493.6	14%	27%	12%
Mountain	2,174	1,402,052	644.9	2,018	1,090,557	540.4	8%	29%	19%
East	1,250	567,695	454.2	927	341,439	368.3	35%	66%	23%
Total	7,640	$4,298,696	$562.7	6,655	$3,263,201	$490.3	15%	32%	15%
At December 31, 2021, we had 7,640 homes in backlog with a total value of $4.30 billion, representing respective increases of 15% and 32% from December 31, 2020. The increase in the number of homes in backlog is primarily a result of an increase in cycle times within nearly all of our markets. The increase in the average selling price of homes in backlog is due to price increases implemented over the past twelve months in nearly all of our communities as well as a shift in our net new order mix in our East segment as discussed above. Our ability to convert backlog into closings could be adversely and materially impacted in future periods by the pandemic, the extent to which is highly uncertain and depends on future developments.

Homes Completed or Under Construction:

	December 31,
	2021	2020	% Change
Unsold:
Completed	25	48	(48)%
Under construction	312	131	138%
Total unsold started homes	337	179	88%
Sold homes under construction or completed	6,379	4,797	33%
Model homes under construction or completed	479	498	(4)%
Total homes completed or under construction	7,195	5,474	31%
The increase in sold homes under construction or completed is due to the year-over-year increase in the number of homes in backlog noted above as well as a 1,100 basis point decrease year-over-year in the number of homes in backlog that were sold but where construction had not yet started as of period end.
Lots Owned and Optioned (including homes completed or under construction):

	December 31, 2021			December 31, 2020
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total	Total % Change
West	15,968	4,534	20,502	12,335	3,460	15,795	30%
Mountain	6,660	4,171	10,831	6,279	2,591	8,870	22%
East	4,304	2,443	6,747	2,868	1,936	4,804	40%
Total	26,932	11,148	38,080	21,482	7,987	29,469	29%
Our total owned and optioned lots at December 31, 2021 were 38,080, up 29% from December 31, 2020. We believe that our total lot supply can support growth in future periods. See "Forward-Looking Statements" above.
Financial Services

	Year Ended December 31,
		Change			Change
	2021	Amount	%	2020	Amount	%	2019
	(Dollars in thousands)
Financial services revenues
Mortgage operations	$107,535	$5,860	6%	$101,675	$46,453	84%	$55,222
Other	44,677	10,520	31%	34,157	1,374	4%	32,783
Total financial services revenues	$152,212	$16,380	12%	$135,832	$47,827	54%	$88,005

Financial services pretax income
Mortgage operations	$69,455	$(1,562)	(2)%	$71,017	$41,705	142%	$29,312
Other	22,551	14,573	183%	7,978	(22,937)	(74)%	30,915
Total financial services pretax income	$92,006	$13,011	16%	$78,995	$18,768	31%	$60,227
For the year ended December 31, 2021, our financial services revenues increased $16.4 million, or 12% from the same period in the previous year. The increase was due to our other financial services segment, which saw an increase in revenue of $10.5 million. This increase was the result of increased volume during 2021. The increase in our mortgage operations segment was $5.9 million. This increase was the result of increased homebuilding volume, mostly offset by increased competition in the primary mortgage market.
For the year ended December 31, 2021, our financial services pretax income increased $13.0 million or 16% from the same period in the prior year. The increase was due to our other financial services segment, which saw an increase in pretax income of $14.6 million. This increase was the result of $8.3 million of net losses on equity securities recognized during the prior year period and to a lesser extent the increase in volume of our homebuilding operations. The decrease to our mortgage operations was due to increased compensation related costs, partially offset by a $3.5 million gain recognized on the sale of conventional mortgage servicing rights during the period and increased homebuilding volume.
The table below sets forth information for our mortgage operations relating to mortgage loans originated and capture rate.

	Year Ended December 31,
	2021	% or Percentage Change	2020	% or Percentage Change	2019
	(Dollars in thousands)
Total Originations:
Loans	6,247	10%	5,688	30%	4,361
Principal	$2,622,158	23%	$2,140,229	35%	$1,585,487
Capture Rate Data:
Capture rate as % of all homes delivered	62%	(7)%	69%	7%	62%
Capture rate as % of all homes delivered (excludes cash sales)	65%	(7)%	72%	5%	67%
Mortgage Loan Origination Product Mix:
FHA loans	16%	(6)%	22%	3%	19%
Other government loans (VA & USDA)	19%	(2)%	21%	1%	20%
Total government loans	35%	(8)%	43%	4%	39%
Conventional loans	65%	8%	57%	(4)%	61%
	100%	—%	100%	—%	100%
Loan Type:
Fixed rate	100%	—%	100%	2%	98%
ARM	—%	—%	—%	(2)%	2%
Credit Quality:
Average FICO Score	740	1%	735	—%	738
Other Data:
Average Combined LTV ratio	84%	(1)%	85%	2%	83%
Full documentation loans	100%	—%	100%	—%	100%
Loans Sold to Third Parties:
Loans	6,210	10%	5,620	33%	4,217
Principal	$2,563,637	22%	$2,104,624	37%	$1,532,214
Income Taxes
We recorded an income tax provision of $178.0 million, $89.9 million and $66.7 million for the years ended December 31, 2021, 2020 and 2019, respectively, and our resulting effective income tax rates were 23.7%, 19.7% and 21.9%, respectively. Our tax provision and effective tax rate is driven by (i) pre-tax book income for the full year, adjusted for items that are deductible/non-deductible for tax purposes only (i.e., permanent items); (ii) benefits from federal energy credits; (iii) taxable income generated in state jurisdictions that varies from consolidated income and (iv) stock based compensation windfalls recorded as discrete items. The difference between our effective tax rate for the year ended December 31, 2021 and the federal statutory rate was primarily due to 3.5% in state taxes and 2.0% for limitations on deductible executive compensation, partially offset by (1.9)% in benefits for federal energy credits and (0.5)% in benefits for the reversal of uncertain tax positions related to expiration of statutory limitations.

LIQUIDITY AND CAPITAL RESOURCES
We use our liquidity and capital resources to (1) support our operations, including the purchase of land, land development and construction of homes; (2) provide working capital; and (3) provide mortgage loans for our homebuyers. Our liquidity includes our cash and cash equivalents, Revolving Credit Facility (as defined below) and Mortgage Repurchase Facility (as defined below). Additionally, we have an existing effective shelf registration statement that allows us to issue equity, debt or hybrid securities up to $2.0 billion, of which $1.0 billion remains.
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of December 31, 2021, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, payments due on our Mortgage Repurchase Facility, purchase obligations related to expected acquisition of land under purchase agreements and land development agreements (many of which are secured by letters of credit or surety bonds) and operating leases. Other material cash requirements include land acquisition and development costs not yet contracted for, home construction costs, operating expenses, including our selling, general and administrative expenses, investments and funding of capital improvements and dividend payments.
At December 31, 2021, we had outstanding senior notes with varying maturities totaling an aggregate principal amount of $1.5 billion, with none payable within 12 months. Future interest payments associated with the notes total $1.4 billion, with $64.2 million payable within 12 months. As of December 31, 2021, we had $34.7 million of required operating lease future minimum payments.
At December 31, 2021, we had deposits of $41.6 million in the form of cash and $19.6 million in the form of letters of credit that secured option contracts to purchase 11,148 lots for a total estimated purchase price of $1.0 billion.
At December 31, 2021, we had outstanding surety bonds and letters of credit totaling $371.3 million and $215.5 million, respectively, including $175.4 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $201.7 million and $161.6 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit. We have made no material guarantees with respect to third-party obligations.
Capital Resources
Our capital structure is primarily a combination of (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our 3.850% senior notes due 2030, 2.500% senior notes due 2031, 6.000% senior notes due 2043, and 3.966% senior notes due 2061; (3) our Revolving Credit Facility and (4) our Mortgage Repurchase Facility. During the year-ended December 31, 2021, we accelerated the retirement of all of our $250 million 5.500% senior notes, which were scheduled to mature in January 2024 (see Note 16, Lines of Credit and Total Debt Obligations, in the notes to the financial statements for further discussion). Because of our current balance of cash, cash equivalents, ability to access the capital markets, and available capacity under both our Revolving Credit Facility and Mortgage Repurchase Facility, we believe that our capital resources are adequate to satisfy our short and long-term capital requirements, including meeting future payments on our senior notes as they become due. See “Forward-Looking Statements” above.
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
The Revolving Credit Facility provides for a transition from the eurocurrency rate to a benchmark replacement upon the occurrence of certain events.
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
The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of December 31, 2021.
As of December 31, 2021, we had $10.0 million in borrowings and $40.1 million in letters of credit outstanding under the Revolving Credit Facility, leaving remaining borrowing capacity of $1.15 billion.
Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The Mortgage Repurchase Facility was amended on September 24, 2020, March 25, 2021, May 20, 2021, and December 21, 2021 to adjust the commitments to purchase for specific time periods. As part of the amendments, the commitments to purchase (subject to increase by up to $75 million under certain conditions) were increased as follows: (1) $200 million for the periods December 22, 2020 through February 4, 2021, (2) $175 million for the periods March 25, 2021 through April 22, 2021, June 23, 2021 through July 22, 2021, September 22, 2021 through October 21, 2021, and March 23, 2022 through April 21, 2022 and (3) $400 million for the period December 21, 2021 through February 15, 2022. The Mortgage Repurchase Facility is scheduled to terminate on May 19, 2022.

The maximum aggregate commitment of the Mortgage Repurchase Facility was not temporarily increased as of December 31, 2021. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased by $50 million on December 28, 2020 effective through January 27, 2021. At December 31, 2021 and 2020, HomeAmerican had $256.3 million and $202.4 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase

Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. The Mortgage Repurchase Facility was amended on December 21, 2021 to provide for a transition from a pricing rate based on the London Interbank Offered Rate (LIBOR) to one based on the Secured Overnight Financing Rate (SOFR).
The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of December 31, 2021.
Dividends
In the years ended December 31, 2021 and 2020, we paid dividends of $1.67 per share and $1.29 per share, respectively. In addition to the cash dividends paid, the Company distributed a stock dividend of 8% during 2021.
MDC Common Stock Repurchase Program
At December 31, 2021, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock under this repurchase program during the year ended December 31, 2021.
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
Operating Cash Flow Activities
For the year ended December 31, 2021, net cash used in operating activities was $208.0 million compared with net cash used in operating activities of $23.1 million in the prior year. Cash used to increase housing completed or under construction was $431.9 million and $449.9 million for the year ended December 31, 2021 and December 31, 2020, respectively, as our homes in inventory increased significantly during both periods. During the year ended December 31, 2021, cash used to increase land and land under development was $497.4 million compared to $15.0 million in the prior year. The increase was driven by the acquisition of 15,435 lots during the year ended December 31, 2021 compared to 11,195 lots during the year ended December 31, 2020. Cash used because of an increase in trade and other receivables for the year ended December 31, 2021 and 2020 was $25.3 million and $12.8 million, respectively, due to the year-over-year increases in home deliveries during both periods. Cash provided by the change in accounts payable and accrued liabilities for the year ended December 31, 2021 and 2020 was $126.4 million and $91.3 million, respectively, due to the increased construction spend during both periods as a result of the year-over-year increases in home deliveries as well as the increase in homes in inventory at both period ends. The most significant source of cash provided by operating activities in both years was net income.
Investing Cash Flow Activities
For the year ended December 31, 2021, net cash used in investing activities was $27.7 million compared with net cash provided by investing activities of $21.7 million in the prior year. The primary driver of this increase in cash from investing activities relates to $48.5 million in net cash provided by the sale of marketable securities during the prior year. Cash used to purchase property and equipment remained materially consistent year-over-year.

Financing Cash Flow Activities
For the year ended December 31, 2021, net cash provided by financing activities was $335.2 million compared with $31.2 million in the prior year. The primary driver of this increase in cash provided by financing activities is the proceeds from the issuance of senior notes of $694.7 million during the year ended December 31, 2021, which was partially offset by $277.0 million used to accelerate the retirement of our unsecured notes scheduled to mature in January 2024. Net proceeds from the issuance of senior notes was $48.1 million during the year ended December 31, 2020. Cash used to fund dividend payments increased year-over year as a result of the 25% increase in the cash dividend declared in October 2021 and the 8% stock dividend declared in January 2021.
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

If events or circumstances indicate that the carrying value of our inventory may not be recoverable, assets are reviewed for impairment by comparing the undiscounted estimated future cash flows from an individual subdivision (including capitalized interest) to its carrying value. We generally determine the estimated fair value of each subdivision by calculating the present value of the estimated future cash flows using discount rates, which are Level 3 inputs (see Note 6, Fair Value Measurements, in the notes to the financial statements for definitions of fair value inputs), that are commensurate with the risk of the subdivision under evaluation. The evaluation for the recoverability of the carrying value of the assets for each individual subdivision can be impacted significantly by our estimates of future home sale revenues, home construction costs, and development costs per home, all of which are Level 3 inputs. These estimates of undiscounted future cash flows are dependent on specific market or sub-market conditions for each subdivision. While we consider available information to determine what we believe to be our best estimates as of the end of a reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change. Local market-specific conditions that may impact these estimates for a subdivision include:
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

Warranty Accrual. Our homes are sold with limited third-party warranties. We record expenses and warranty accruals for general and structural warranty claims, as well as accruals for known, unusual warranty-related expenditures. A warranty accrual is recorded for each home closed based upon historical payment experience in an amount estimated to be adequate to cover expected costs of materials and outside labor during warranty periods. The determination of the warranty accrual rate for closed homes and the evaluation of our warranty accrual balance at period end are based on an internally developed analysis that includes known facts and interpretations of circumstances, including, among other things, our trends in historical warranty payment levels and warranty payments for claims not considered to be normal and recurring. Actual future warranty costs could differ from currently estimated amounts. A 10% change in the historical warranty rates used to estimate our warranty accrual would not result in a material change in our accrual.
Insurance Reserves. The establishment of reserves for estimated losses associated with insurance policies issued by Allegiant and re-insurance agreements issued by StarAmerican are based on actuarial studies that include known facts and interpretations of circumstances, including our experience with similar cases and historical trends involving claim payment patterns, pending levels of unpaid claims, product mix or concentration, claim severity, frequency patterns depending on the business conducted, and changing regulatory and legal environments. Historical trends in claim severity and frequency patterns have been inconsistent and we believe they may continue to fluctuate. It is possible that changes in the insurance payment experience used in estimating our ultimate insurance losses could have a material impact on our insurance reserves. A 10% increase in both the claim frequency and the average cost per claim used to estimate the reserves would result in an increase in our insurance reserves and an associated increase in expense of approximately $15.3 million. A 10% decrease in both the claim frequency and the average cost per claim would result in a decrease in our insurance reserves and an associated reduction in expense of $13.9 million.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 2, Recently Issued Accounting Standards, in our consolidated financial statements.

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
As of December 31, 2021, our cash and cash equivalents included commercial bank deposits and money market funds, with maturities of three months or less.
We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments and debt. Derivative instruments utilized in the normal course of business by HomeAmerican include interest rate lock commitments and forward sales of mortgage-backed securities, which are used to manage the price risk on fluctuations in interest rates on our mortgage loans in inventory and interest rate lock commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed at December 31, 2021 had an aggregate principal balance of $268.8 million, all of which were under interest rate lock commitments at an average interest rate of 2.91%. In addition, HomeAmerican had mortgage loans held-for-sale with an aggregate principal balance of $276.9 million at December 31, 2021, of which $122.3 million had not yet been committed to a mortgage purchaser and had an average interest rate of 2.74%. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale which had not yet been committed to a mortgage purchaser, HomeAmerican had forward sales of securities totaling $275.6 million and $203.0 million at December 31, 2021 and 2020, respectively.
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

At December 31, 2021, we had $256.3 million of mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported under Mortgage Repurchase Facility in the consolidated balance sheets. The following table provides the maturities, average interest rate and estimated fair value of significant financial instruments that are sensitive to changes in interest rates at December 31, 2021.

	Maturities through December 31,							Estimated Fair Value
	2022	2023	2024	2025	2026	Thereafter	Total
	(Dollars in thousands)
Assets:
Mortgage loans held for sale (1)
Fixed Rate	$276,939	$—	$—	$—	$—	$—	$276,939	$282,529
Average interest rate	2.74%						2.74%
Liabilities:
Fixed rate debt	$—	$—	$—	$—	$—	$1,500,000	$1,500,000	$1,623,351
Average interest rate						4.28%	4.28%
Mortgage facility	$256,300	$—	$—	$—	$—	$—	$256,300	$256,300
Average interest rate	1.89%						1.89%
Derivative Financial Instruments:
Commitments to originate mortgage loans
Notional amount	$268,796	$—	$—	$—	$—	$—	$268,796	$5,862
Average interest rate	2.91%						2.91%
Forward sales of mortgage backed securities
Notional amount	$275,600	$—	$—	$—	$—	$—	$275,600	$(166)
Average interest rate	2.17%						2.17%
__________________________________
(1)All the amounts in this line reflect the expected 2022 disposition of these loans rather than the actual scheduled maturity dates of these mortgages.
34

Item 8. Financial Statements and Supplementary Data
M.D.C. HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of M.D.C. Holdings, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of M.D.C. Holdings, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 1, 2022 expressed an unqualified opinion thereon.

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

Evaluation of Insurance Reserves
Description of the Matter
At December 31, 2021, the insurance reserves totaled $72.9 million for the estimated incurred cost of construction defect claims. As more fully described in Note 1 to the consolidated financial statements, the Company establishes the reserves for estimated losses based on actuarial studies that include known facts and interpretations of circumstances.

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
Denver, Colorado
February 1, 2022

M.D.C. HOLDINGS, INC.
Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
	(Dollars in thousands, except per share amounts)
ASSETS
Homebuilding:
Cash and cash equivalents	$485,839	$411,362
Restricted cash	12,799	15,343
Trade and other receivables	98,580	72,466
Inventories:
Housing completed or under construction	1,917,616	1,486,587
Land and land under development	1,843,235	1,345,643
Total inventories	3,760,851	2,832,230
Property and equipment, net	60,561	61,880
Deferred tax assets, net	17,942	11,454
Prepaids and other assets	106,562	101,685
Total homebuilding assets	4,543,134	3,506,420
Financial Services:
Cash and cash equivalents	104,821	77,267
Mortgage loans held-for-sale, net	282,529	232,556
Other assets	33,044	48,677
Total financial services assets	420,394	358,500
Total Assets	$4,963,528	$3,864,920
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$149,488	$98,862
Accrued and other liabilities	370,910	300,735
Revolving credit facility	10,000	10,000
Senior notes, net	1,481,781	1,037,391
Total homebuilding liabilities	2,012,179	1,446,988
Financial Services:
Accounts payable and accrued liabilities	97,903	95,630
Mortgage repurchase facility	256,300	202,390
Total financial services liabilities	354,203	298,020
Total Liabilities	2,366,382	1,745,008
Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized; 70,668,093 and 64,851,126 issued and outstanding at December 31, 2021 and December 31, 2020, respectively	707	649
Additional paid-in-capital	1,709,276	1,407,597
Retained earnings	887,163	711,666
Total Stockholders' Equity	2,597,146	2,119,912
Total Liabilities and Stockholders' Equity	$4,963,528	$3,864,920
The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Income

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$5,102,456	$3,765,379	$3,205,248
Home cost of sales	(3,924,093)	(2,982,668)	(2,600,196)
Inventory impairments	(1,600)	—	(935)
Total cost of sales	(3,925,693)	(2,982,668)	(2,601,131)
Gross margin	1,176,763	782,711	604,117
Selling, general and administrative expenses	(493,993)	(403,218)	(362,790)
Loss on debt retirement	(23,571)	—	—
Interest and other income	5,965	4,233	9,070
Other expense	(5,476)	(5,209)	(5,635)
Homebuilding pretax income	659,688	378,517	244,762

Financial Services:
Revenues	152,212	135,832	88,005
Expenses	(64,477)	(52,465)	(45,001)
Other income (expense), net	4,271	(4,372)	17,223
Financial services pretax income	92,006	78,995	60,227

Income before income taxes	751,694	457,512	304,989
Provision for income taxes	(178,037)	(89,930)	(66,677)
Net income	$573,657	$367,582	$238,312

Comprehensive income	$573,657	$367,582	$238,312

Earnings per share:
Basic	$8.13	$5.33	$3.56
Diluted	$7.83	$5.17	$3.44

Weighted average common shares outstanding
Basic	70,174,281	68,531,856	66,546,347
Diluted	72,854,601	70,676,581	68,798,879
The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Stockholders' Equity
(Dollars in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 31, 2018	56,615,352	$566	$1,168,442	$406,992	$—	$1,576,000
Cumulative effect of newly adopted accounting standards (Note 2)	—	—	—	(67)	—	(67)
Balance at January 1, 2019	56,615,352	$566	$1,168,442	$406,925	$—	$1,575,933
Net Income	—	—	—	238,312	—	238,312
Shares issued under stock-based compensation programs, net	1,429,993	15	15,326	—	—	15,341
Cash dividends declared	—	—	—	(73,020)	—	(73,020)
Stock dividend declared	4,534,908	45	138,949	(139,091)	—	(97)
Stock-based compensation expense	—	—	26,016	—	—	26,016
Forfeiture of restricted stock	(5,292)	—	—	—	—	—
Balance at December 31, 2019	62,574,961	$626	$1,348,733	$433,126	$—	$1,782,485
Cumulative effect of newly adopted accounting standards (Note 2)	—	—	—	(34)	—	(34)
Balance at January 1, 2020	62,574,961	$626	$1,348,733	$433,092	$—	$1,782,451
Net Income	—	—	—	367,582	—	367,582
Shares issued under stock-based compensation programs, net	2,278,020	23	28,802	—	—	28,825
Cash dividends declared	—	—	—	(89,008)	—	(89,008)
Stock-based compensation expense	—	—	30,062	—	—	30,062
Forfeiture of restricted stock	(1,855)	—	—	—	—	—
Balance at December 31, 2020	64,851,126	$649	$1,407,597	$711,666	$—	$2,119,912
Net Income	—	—	—	573,657	—	573,657
Shares issued under stock-based compensation programs, net	640,869	6	(16,222)	—	—	(16,216)
Cash dividends declared	—	—	—	(117,842)	—	(117,842)
Stock dividend declared	5,192,776	52	279,579	(280,318)	—	(687)
Stock-based compensation expense	—	—	38,322	—	—	38,322
Forfeiture of restricted stock	(16,678)	—	—	—	—	—
Balance at December 31, 2021	70,668,093	$707	$1,709,276	$887,163	$—	$2,597,146
The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Operating Activities:
Net income	$573,657	$367,582	$238,312
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	39,655	30,062	26,016
Depreciation and amortization	31,666	27,166	23,054
Inventory impairments	1,600	—	935
Net (gain) loss on marketable equity securities	—	8,285	(11,797)
Gain on sale of other assets	(2,014)	—	—
Loss on retirement of debt	23,571	—	—
Deferred income tax expense	(6,488)	10,688	13,670
Net changes in assets and liabilities:
Trade and other receivables	(25,334)	(12,815)	(12,997)
Mortgage loans held-for-sale	(49,973)	(35,535)	(47,810)
Housing completed or under construction	(431,926)	(449,882)	(83,484)
Land and land under development	(497,364)	(15,032)	(149,577)
Prepaids and other assets	8,545	(44,932)	(4,694)
Accounts payable and accrued liabilities	126,415	91,318	66,205
Net cash provided by (used in) operating activities	(207,990)	(23,095)	57,833
Investing Activities:
Purchases of marketable securities	—	(10,804)	(11,708)
Sales of marketable securities	—	59,266	7,637
Proceeds from sale of other assets	2,014	—	—
Purchases of property and equipment	(29,693)	(26,777)	(24,714)
Net cash provided by (used in) investing activities	(27,679)	21,685	(28,785)
Financing Activities:
Advances on mortgage repurchase facility, net	53,910	52,774	32,801
Payments on homebuilding line of credit, net	—	(5,000)	—
Payments of senior notes	(276,951)	(250,000)	—
Proceeds from issuance of senior notes	694,662	298,050	—
Dividend payments	(118,529)	(89,008)	(73,117)
Payments of deferred debt issuance costs	(1,720)	(4,471)	—
Issuance of shares under stock-based compensation programs, net	(16,216)	28,825	15,341
Net cash provided by (used in) financing activities	335,156	31,170	(24,975)
Net increase in cash, cash equivalents and restricted cash	99,487	29,760	4,073
Cash, cash equivalents and restricted cash:
Beginning of year	503,972	474,212	470,139
End of year	$603,459	$503,972	$474,212
Reconciliation of cash, cash equivalents and restricted cash:
Homebuilding:
Cash and cash equivalents	$485,839	$411,362	$424,186
Restricted cash	12,799	15,343	14,279
Financial Services:
Cash and cash equivalents	104,821	77,267	35,747
Total cash, cash equivalents and restricted cash	$603,459	$503,972	$474,212
The accompanying Notes are an integral part of these Consolidated Financial Statements

.

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
Description of Business. We have homebuilding operations in Arizona, California, Colorado, Florida, Idaho, Maryland, New Mexico, Nevada, Oregon, Pennsylvania, Tennessee, Texas, Utah, Virginia and Washington. The primary functions of our homebuilding operations include land acquisition and development, home construction, purchasing, marketing, merchandising, sales and customer service. We build and sell primarily single-family detached homes, which are designed and built to meet local customer preferences. We are the general contractor for all of our projects and retain subcontractors for site development and home construction.
Our financial services operations consist of HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans, primarily for our homebuyers, American Home Insurance Agency, Inc. (“American Home Insurance”), which offers third-party insurance products to our homebuyers, and American Home Title and Escrow Company (“American Home Title”), which provides title agency services to the Company and our homebuyers in Colorado, Florida, Maryland, Nevada, Pennsylvania and Virginia. The financial services operations also include Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”), which provides insurance coverage primarily to our homebuilding subsidiaries on homes that have been delivered and most of our subcontractors for completed work on those delivered homes, and StarAmerican Insurance Ltd. (“StarAmerican”), a wholly owned subsidiary of MDC, which is a re-insurer of Allegiant claims.
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
Restricted Cash. We receive cash earnest money deposits from our customers who enter into home sale contracts. In certain states we are restricted from using such deposits for general purposes, unless we take measures to release state imposed restrictions on such deposits received from homebuyers, which may include posting blanket surety bonds. We had $12.8 million and $15.3 million in restricted cash related to homebuyer deposits at December 31, 2021 and 2020, respectively.
Trade and Other Receivables. Trade and other receivables primarily includes home sale receivables, which reflects cash to be received from title companies or outside brokers associated with closed homes. Generally, we will receive cash from title companies and outside brokers within a few days of the home being closed. At December 31, 2021 and 2020, receivables from contracts with customers were $64.5 million and $49.2 million, respectively, and are included in trade and other receivables on the accompanying consolidated balance sheets.
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
If events or circumstances indicate that the carrying value of our inventory may not be recoverable, assets are reviewed for impairment by comparing the undiscounted estimated future cash flows from an individual subdivision (including capitalized interest) to its carrying value. If the undiscounted future cash flows are less than the subdivision’s carrying value, the carrying value of the subdivision is written down to its then estimated fair value. We generally determine the estimated fair value of each subdivision by calculating the present value of the estimated future cash flows using discount rates, which are Level 3 inputs (see Note 6, Fair Value Measurements, in the notes to the financial statements for definitions of fair value inputs), that are commensurate with the risk of the subdivision under evaluation. The evaluation for the recoverability of the carrying value of the assets for each individual subdivision can be impacted significantly by our estimates of future home sale revenues, home construction costs, and development costs per home, all of which are Level 3 inputs.
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
Property and Equipment, net. Property and equipment is carried at cost less accumulated depreciation. For property and equipment related to on-site sales facilities, depreciation is recorded using the units of production method as homes are delivered. For all other property and equipment, depreciation is recorded using a straight-line method over the estimated useful lives of the related assets, which range from 2 to 29 years. Depreciation and amortization expense for property and equipment was $30.2 million, $26.1 million and $22.8 million for the years ended December 31, 2021, 2020 and 2019, respectively which is recorded in selling, general and administrative expenses in the homebuilding or expenses in the financial services sections of our consolidated statements of operations and comprehensive income.
The following table sets forth the cost and carrying value of our homebuilding property and equipment by major asset category.

	Cost	Accumulated Depreciation and Amortization	Carrying Value
December 31, 2021:	(Dollars in thousands)
Sales facilities	$67,947	$(31,644)	$36,303
Airplane	31,230	(11,481)	19,749
Computer software and equipment	23,690	(21,367)	2,323
Leasehold improvements	7,783	(6,522)	1,261
Other	2,811	(1,886)	925
Total	$133,461	$(72,900)	$60,561

December 31, 2020:
Sales facilities	$71,870	$(34,272)	$37,598
Airplane	31,230	(10,813)	20,417
Computer software and equipment	23,801	(21,997)	1,804
Leasehold improvements	7,640	(6,357)	1,283
Other	2,361	(1,583)	778
Total	$136,902	$(75,022)	$61,880
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
Variable Interest Entities. In accordance with ASC Topic 810, Consolidation (“ASC 810”), we analyze our land option contracts and other contractual arrangements to determine whether the corresponding land sellers are variable interest entities (“VIEs”) and, if so, whether we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact VIE’s economic performance, including, but not limited to, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. We also consider whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. We have concluded that, as of December 31, 2021 and 2020, we were not the primary beneficiary of any VIEs from which we are purchasing land under land option contracts.
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
Based on our analysis, we have concluded that as of December 31, 2021 and 2020, our goodwill was not impaired.
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
The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority. Once the gross unrecognized tax benefit is determined, we also accrue for any interest and penalties, as well as any offsets expected from resultant amendments to federal or state tax returns. We record the aggregate effect of these items in income tax expense in the consolidated statements of operations and comprehensive income. To the extent this tax position would be offset against a similar deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed, the liability is treated as a reduction to the related deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. Otherwise, we record the corresponding liability in accrued and other liabilities in our consolidated balance sheets.
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
We assess the reasonableness and adequacy of the reserve and the per-unit reserve amount originally included in home cost of sales, as well as the timing of the reversal of any excess reserve on a quarterly basis, using historical payment data and other relevant information. Our warranty accrual is included in accrued and other liabilities in the homebuilding section of our consolidated balance sheets and adjustments to our warranty accrual are recorded as an increase or reduction to home cost of sales in the homebuilding section of our consolidated statements of operations and comprehensive income. See Note 12 to the Consolidated Financial Statements.
Insurance Reserves. The establishment of reserves for estimated losses associated with insurance policies issued by Allegiant and re-insurance agreements issued by StarAmerican are based on actuarial studies that include known facts and interpretations of circumstances, including our experience with similar cases and historical trends involving claim payment patterns, pending levels of unpaid claims, product mix or concentration, claim severity, frequency patterns depending on the business conducted, and changing regulatory and legal environments. It is possible that changes in the insurance payment experience used in estimating our ultimate insurance losses could have a material impact on our insurance reserves. See Note 13, Insurance and Construction Defect Claim Reserves, to the Consolidated Financial Statements.

Reserves for Construction Defect Claims. The establishment of reserves for estimated losses to be incurred by our homebuilding subsidiaries associated with (1) the self-insured retention (“SIR”) portion of construction defect claims that are expected to be covered under insurance policies with Allegiant and (2) the entire cost of any construction defect claims that are not expected to be covered by insurance policies with Allegiant are based on actuarial studies that include known facts similar to those established for our insurance reserves. It is possible that changes in the payment experience used in estimating our ultimate losses for construction defect claims could have a material impact on our reserves. See Note 13, Insurance and Construction Defect Claim Reserves, to the Consolidated Financial Statements.
Litigation Reserves. We and certain of our subsidiaries have been named as defendants in various cases. We reserve for estimated exposure with respect to these cases based upon currently available information on each case. See Note 17, Commitments and Contingencies, to the Consolidated Financial Statements.
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
At December 31, 2021 and 2020, we had interest rate lock commitments with aggregate principal balances of $268.8 million and $230.5 million, respectively, at average interest rates of 2.91% and 2.69% respectively. In addition, we had $122.3 million and $91.1 million of mortgage loans held-for-sale at December 31, 2021 and 2020, respectively, that had not yet been committed to a mortgage purchaser. In order to economically hedge the changes in fair value of our interest rate lock commitments and mortgage loans held-for-sale which had not yet been committed to a mortgage purchaser, we had forward sales of securities totaling $275.6 million and $203.0 million at December 31, 2021 and 2020, respectively.
For the years ended December 31, 2021, 2020 and 2019, we recorded net gains (losses) on our derivatives of $(1.7) million, $4.7 million and $0.3 million, respectively. For further discussion of our policies regarding interest rate lock commitments, see our “Revenue Recognition for HomeAmerican” accounting policy section below.
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
We measure mortgage loans held-for-sale at fair value with the changes in fair value being reported in earnings at each reporting date. The impact of recording changes in fair value to earnings did not have a material impact on our financial position, results of operations or cash flows during the years ended December 31, 2021, 2020 or 2019. Our net gains on the sale of mortgage loans were $90.9 million, $93.3 million and $55.3 million for the years ended December 31, 2021, 2020 and 2019, respectively, and are included as a component of revenues in the financial services section of the consolidated statements of operations and comprehensive income.
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
Earnings (Loss) Per Common Share. For purposes of calculating earnings (loss) per share (“EPS”), a company that has participating security holders (for example, holders of unvested restricted stock that have non-forfeitable dividend rights) is required to utilize the two-class method for calculating earnings per share unless the treasury stock method results in lower EPS. The two-class method is an allocation of earnings/(loss) between the holders of common stock and a company’s participating security holders. Under the two-class method, earnings/(loss) for the reporting period are allocated between common shareholders and other security holders based on their respective rights to receive distributed earnings (i.e., dividends) and undistributed earnings (i.e., net income/(loss)). Our common shares outstanding are comprised of shareholder owned common stock and shares of unvested restricted stock held by participating security holders. Basic EPS is calculated by dividing income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding, excluding participating shares in accordance with ASC 260. To calculate diluted EPS, basic EPS is further adjusted to include the effect of potentially dilutive stock options outstanding and contingently issuable equity awards.

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

In March 2020, the Securities and Exchange Commission ("SEC") adopted amendments to the financial disclosure requirements applicable to registered debt offerings that include credit enhancements, such as subsidiary guarantees, in Rule 3-10 of Regulation S-X. The amended rule focuses on providing material, relevant and decision-useful information regarding guarantees and other credit enhancements, while eliminating certain prescriptive requirements. The rule is effective January 4, 2021 but earlier compliance is permitted. The Company adopted these amendments on June 30, 2020. As the combined assets, liabilities and results of operations of M.D.C. Holdings, Inc. and the Guarantor Subsidiaries (the “Obligor Group”) are not materially different from those in the homebuilding section of our consolidated balance sheets and consolidated statements of operations and comprehensive income, separate summarized financial information of the Obligor Group has not been included. See Note 22, Supplemental Guarantor Information, for further information regarding subsidiary guarantees.

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

3.    Supplemental Income Statement and Cash Flow Disclosure
The table below details homebuilding interest and other income and financial services other income (expense), net:

	Year Ended December 31,
	2021	2020	2019
Homebuilding	(Dollars in thousands)
Interest and other income
Interest income	$1,502	$2,711	$7,797
Other income	4,463	1,522	1,273
Total	$5,965	$4,233	$9,070
Financial Services
Other income (expense), net
Interest income	$4,271	$3,578	$4,404
Dividend income	—	335	1,022
Gain (loss) on marketable equity securities, net	—	(8,285)	11,797
Total	$4,271	$(4,372)	$17,223
The table below sets forth supplemental disclosures of cash flow information and non-cash investing and financing activities.

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Cash paid for:
Interest, net of interest capitalized	$632	$685	$685
Income taxes	$192,372	$72,988	$56,476

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
We have identified each homebuilding division as an operating segment. Our homebuilding operating segments have been aggregated into the reportable segments noted below because they are similar in the following regards: (1) economic characteristics; (2) housing products; (3) class of homebuyer; (4) regulatory environments; and (5) methods used to construct and sell homes. Our homebuilding reportable segments are as follows:
•West (Arizona, California, Nevada, New Mexico, Oregon, Texas and Washington)
•Mountain (Colorado, Idaho and Utah)
•East (Florida, mid-Atlantic, which includes Maryland, Pennsylvania and Virginia, and Tennessee)
Our financial services business consists of the following operating segments: (1) HomeAmerican; (2) Allegiant; (3) StarAmerican; (4) American Home Insurance; and (5) American Home Title. Due to its contributions to consolidated pretax income we consider HomeAmerican to be a reportable segment (“mortgage operations”). The remaining operating segments have been aggregated into one reportable segment (“other”) because they do not individually exceed 10 percent of (1) consolidated revenue; (2) the greater of (a) combined reported profit of all operating segments that did not report a loss or (b) the positive value of the combined reported loss of all operating segments that reported losses; or (3) consolidated assets.
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
On a periodic basis, we assess our Corporate cost allocation estimates. Our prior year assessment resulted in increases in Corporate cost allocations to both our homebuilding and financial services segments beginning January 1, 2020, to reflect the use of centralized administrative functions. Applying the most recent cost allocation estimate to the year ended December 31, 2019 would have resulted in decreased pretax income for our homebuilding and financial services segments of approximately $11.1 million and $1.6 million, respectively, with corresponding decrease in our Corporate segment pretax loss. Additionally, beginning January 1, 2020, we have reflected the expense associated with all homebuilding employee bonuses in the respective homebuilding segment to which the employee reports, consistent with how the CODM is now evaluating homebuilding division performance and making operating decisions. Had these bonuses been reflected in a similar manner during the year ended December 31, 2019, pretax income for our homebuilding segments would have decreased by an additional $13.1 million with a corresponding decrease in our Corporate segment pretax loss. There was no change in our Corporate cost allocation estimates in the year ended December 31, 2021.
The following tables present revenue and pretax income / (loss) relating to our homebuilding and financial services operations:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Homebuilding
West	$2,964,766	$2,106,241	$1,771,060
Mountain	1,567,198	1,293,779	1,131,568
East	570,492	365,359	302,620
Total homebuilding revenues	$5,102,456	$3,765,379	$3,205,248

Financial Services
Mortgage operations	$107,535	$101,675	$55,222
Other	44,677	34,157	32,783
Total financial services revenues	$152,212	$135,832	$88,005

Total revenues	$5,254,668	$3,901,211	$3,293,253

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Homebuilding
West	$463,302	$229,951	$163,069
Mountain	231,523	175,001	136,313
East	59,494	20,006	9,857
Corporate	(94,631)	(46,441)	(64,477)
Total homebuilding pretax income	$659,688	$378,517	$244,762

Financial Services
Mortgage operations	$69,455	$71,017	$29,312
Other	22,551	7,978	30,915
Total financial services pretax income	$92,006	$78,995	$60,227

Total pretax income	$751,694	$457,512	$304,989

The following table summarizes total assets for our homebuilding and financial services operations. The assets in our West, Mountain and East segments consist primarily of inventory while the assets in our Corporate segment primarily include cash and cash equivalents and our deferred tax assets. The assets in our financial services operations consist mostly of cash and cash equivalents and mortgage loans held-for-sale.

	December 31,
	2021	2020
	(Dollars in thousands)
Homebuilding Assets
West	$2,472,378	$1,855,567
Mountain	1,072,717	905,007
East	450,675	274,937
Corporate	547,364	470,909
Total homebuilding assets	$4,543,134	$3,506,420

Financial Services
Mortgage operations	$313,373	$279,649
Other	107,021	78,851
Total financial services assets	$420,394	$358,500

Total assets	$4,963,528	$3,864,920

5.    Earnings Per Share
On January 28, 2019, MDC’s board of directors approved an 8% stock dividend that was distributed on February 28, 2019 to shareholders of record on February 14, 2019. On January 25, 2021, the Company declared an 8% stock dividend that was distributed on March 17, 2021 to shareholders of record on March 3, 2021. In accordance with ASC 260, basic and diluted earnings per share amounts, weighted-average shares outstanding, and dividends declared per share have been restated for all appropriate periods presented to reflect the effect of these stock dividends. The following table shows our basic and diluted EPS calculations:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands, except per share amounts)
Numerator
Net income	$573,657	$367,582	$238,312
Less: distributed earnings allocated to participating securities	(634)	(583)	(466)
Less: undistributed earnings allocated to participating securities	(2,343)	(1,748)	(1,020)
Net income attributable to common stockholders (numerator for basic earnings per share)	570,680	365,251	236,826
Add back: undistributed earnings allocated to participating securities	2,343	1,748	1,020
Less: undistributed earnings reallocated to participating securities	(2,269)	(1,704)	(992)
Numerator for diluted earnings per share under two class method	$570,754	$365,295	$236,854

Denominator
Weighted-average common shares outstanding	70,174,281	68,531,856	66,546,347
Add: dilutive effect of stock options	2,302,773	1,792,006	1,876,980
Add: dilutive effect of contingently issuable equity awards	377,547	352,719	375,552
Denominator for diluted earnings per share under two class method	72,854,601	70,676,581	68,798,879

Basic Earnings Per Common Share	$8.13	$5.33	$3.56
Diluted Earnings Per Common Share	$7.83	$5.17	$3.44
Diluted EPS for the years ended December 31, 2021, 2020 and 2019 excluded options to purchase approximately 15,000, 400,000, 400,000 shares, respectively, of common stock because the effect of their inclusion would be anti-dilutive.
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
The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis:

		Fair Value
Financial Instrument	Hierarchy	December 31, 2021	December 31, 2020
		(Dollars in thousands)
Mortgage loans held-for-sale, net	Level 2	$282,529	$232,556

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of December 31, 2021 and 2020.
Cash and cash equivalents (excluding debt securities with an original maturity of three months or less), restricted cash, trade and other receivables, prepaids and other assets, accounts payable, accrued and other liabilities and borrowings on our revolving credit facility. Fair value approximates carrying value.
Equity securities. Our equity securities consisted of holdings in common stock stock and exchange traded funds and were recorded at fair value as with all changes in fair value recorded to other income (expense), net in the financial services section of our consolidated statements of operations and comprehensive income. We did not have any investments in equity securities at December 31, 2021 and 2020.
The following table reconciles the net gain (loss) recognized during the year ended December 31, 2021 and 2020 on equity securities to the unrealized gain (loss) recognized during the period on equity securities still held at the reporting date.

	Year Ended December 31,
	2021	2020
	(Dollars in thousands)
Net gain (loss) recognized during the period on equity securities	$—	$(8,285)
Less: Net gain (loss) recognized during the period on equity securities sold during the period	—	(8,285)
Unrealized gain (loss) recognized during the reporting period on equity securities still held at the reporting date	$—	$—
Mortgage Loans Held-for-Sale, Net. Our mortgage loans held-for-sale, which are measured at fair value on a recurring basis include (1) mortgage loans held-for-sale that are under commitments to sell and (2) mortgage loans held-for-sale that were not under commitments to sell. At December 31, 2021 and 2020, we had $157.7 million and $137.3 million, respectively, in fair value of mortgage loans held-for-sale that were under commitments to sell. The fair value for those loans was based on quoted market prices for those mortgage loans, which are Level 2 fair value inputs. At December 31, 2021 and 2020, we had $124.9 million and $95.3 million, respectively, in fair value of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input. The unpaid principal balances of all mortgage loans held for sale at December 31, 2021 and 2020 were $276.9 million and $222.3 million, respectively.
Mortgage Repurchase Facility. The debt associated with our Mortgage Repurchase Facility (see Note 16, Lines of Credit and Total Debt Obligations, for further discussion) is at floating rates that approximate current market rates and have relatively short-term maturities, generally within 30 days. The fair value approximates carrying value and is based on Level 2 inputs.
Senior Notes. The estimated values of the senior notes in the following table are based on Level 2 inputs, which primarily reflect estimated prices for our senior notes which were provided by multiple sources.

	December 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
$250 million 5.500% senior notes due January 2024, net	$—	$—	$249,233	$275,463
$300 million 3.850% senior notes due January 2030, net	297,699	319,057	297,458	331,384
$350 million 2.500% senior notes due January 2031, net	347,126	339,185	—	—
$500 million 6.000% senior notes due January 2043, net	490,903	628,092	490,700	667,288
$350 million 3.966% senior notes due August 2061, net	346,053	337,017	—	—
Total	$1,481,781	$1,623,351	$1,037,391	$1,274,135
On September 17, 2021, we accelerated the retirement of $123.6 million of our 5.500% senior notes scheduled to mature in January 2024 through a cash tender offer. We accelerated the retirement of the remaining $126.4 million of our 5.500% senior notes on December 23, 2021, pursuant to their optional redemption provisions. These retirements resulted in a loss on retirement of debt of $23.6 million during the year ended December 31, 2021.

7.    Inventories
The table below sets forth, by reportable segment, information relating to our homebuilding inventories.

	December 31, 2021	December 31, 2020
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$1,077,256	$902,842
Mountain	596,164	464,501
East	244,196	119,244
Subtotal	1,917,616	1,486,587
Land and Land Under Development:
West	1,235,363	822,504
Mountain	435,958	391,054
East	171,914	132,085
Subtotal	1,843,235	1,345,643
Total Inventories	$3,760,851	$2,832,230

    Inventory impairments recognized by segment for the years ended December 31, 2021, 2020 and 2019 are shown in the table below.

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$1,600	$—	$100
Mountain	—	—	—
East	—	—	435
Subtotal	1,600	—	535
Land and Land Under Development:
West	—	—	—
Mountain	—	—	400
East	—	—	—
Subtotal	—	—	400
Total Inventory Impairments	$1,600	$—	$935
The table below provides quantitative data, for the periods presented, where applicable, used in determining the fair value of the impaired inventory.

	Impairment Data			Quantitative Data
Three Months Ended	Number of Subdivisions Impaired	Inventory Impairments	Fair Value of Inventory After Impairments	Discount Rate
	(Dollars in thousands)
December 31, 2021	1	$1,600	$6,903	N/A
Total		$1,600

March 31, 2019	2	$610	$10,476	N/A
December 31, 2019	2	325	3,948	N/A
Total		$935

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

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Homebuilding interest incurred	$72,500	$61,276	$63,635
Less: Interest capitalized	(72,500)	(61,276)	(63,635)
Homebuilding interest expensed	$—	$—	$—

Interest capitalized, beginning of period	$52,777	$55,310	$54,845
Plus: Interest capitalized during period	72,500	61,276	63,635
Less: Previously capitalized interest included in home and land cost of sales	(67,223)	(63,809)	(63,170)
Interest capitalized, end of period	$58,054	$52,777	$55,310

9.    Homebuilding Prepaids and Other Assets
The following table sets forth the components of homebuilding prepaids and other assets.

	December 31,
	2021	2020
	(Dollars in thousands)
Operating lease right-of-use asset (Note 2 and Note 10)	$25,514	$29,226
Land option deposits	41,617	29,987
Prepaids	26,058	26,929
Goodwill	6,008	6,008
Deferred debt issuance costs on revolving credit facility, net	7,166	9,043
Other	199	492
Total	$106,562	$101,685

10.    Leases
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
Components of operating lease expense were as follows:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Operating lease cost [1]	$8,028	$8,193	$7,690
Sublease income (Note 15)	(156)	(153)	(150)
Net lease cost	$7,872	$8,040	$7,540
1 Includes variable lease costs, which are immaterial.
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,598	$7,394	$7,255
Leased assets obtained in exchange for new operating lease liabilities	$1,765	$4,050	$3,255
Supplemental cash flow information related to non-cash transactions also includes the recognition of operating lease right-of-use assets of $33.5 million and operating lease liabilities of $34.3 million upon adoption of ASC 842 during the year ended December 31, 2019.
Weighted-average remaining lease term and discount rate for operating leases were as follows:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (years)	4.5	5.3
Weighted-average discount rate	5.5%	5.5%
Maturities of operating lease liabilities were as follows:

Year Ended December 31,
(Dollars in thoursands)
2022	$6,800
2023	6,643
2024	5,951
2025	5,733
2026	4,661
Thereafter	434
Total operating lease payments [1]	$30,222
Less: Interest	(3,530)
Present value of operating lease liabilities [2]	$26,692
____________________________
1 Operating lease payments exclude $4.5 million of legally binding lease payments for leases signed but not yet commenced.
2 Homebuilding and financial services operating lease liabilities of $26.4 million and $0.3 million, respectively, are included as a component of accrued and other liabilities and accounts payable and accrued liabilities, respectively, in the homebuilding and financial services section of our consolidated balance sheets at December 31, 2021.

11.    Homebuilding Accrued and Other Liabilities and Financial Services Accounts Payable and Accrued Liabilities
The following table sets forth information relating to homebuilding accrued and other liabilities.

	December 31,
	2021	2020
	(Dollars in thousands)
Accrued compensation and related expenses	$81,417	$56,682
Customer and escrow deposits	89,353	67,022
Warranty accrual	37,491	33,664
Lease liability (Note 2 and Note 10)	26,440	30,221
Accrued interest	30,934	27,650
Construction defect claim reserves	9,287	8,479
Land development and home construction accruals	22,012	10,824
Other accrued liabilities	73,976	66,193
Total accrued and other liabilities	$370,910	$300,735
The following table sets forth information relating to financial services accounts payable and accrued liabilities.

	December 31,
	2021	2020
	(Dollars in thousands)
Insurance reserves	$72,900	$61,575
Accounts payable and other accrued liabilities	25,003	34,055
Total accounts payable and accrued liabilities	$97,903	$95,630

12.    Warranty Accrual
The table set forth below summarizes accrual, adjustment and payment activity related to our warranty accrual for the years ended December 31, 2021, 2020 and 2019. The warranty accrual increased due to the increase in the number of home closings. From time to time, we change our warranty accrual rates based on payment trends. Any changes made to those rates did not materially affect our warranty expense or gross margin from home sales for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Balance at beginning of period	$33,664	$31,386	$28,262
Expense provisions	22,696	16,700	15,525
Cash payments	(18,850)	(12,343)	(12,466)
Adjustments	(19)	(2,079)	65
Balance at end of period	$37,491	$33,664	$31,386

13.    Insurance and Construction Defect Claim Reserves
The following table summarizes our insurance and defect claim reserves activity for the years ended December 31, 2021, 2020 and 2019. These reserves are included as a component of accounts payable and accrued liabilities and accrued and other liabilities in either the financial services or homebuilding sections of the consolidated balance sheets, respectively.

	December 31,
	2021	2020	2019
	(Dollars in thousands)
Balance at beginning of period	$70,054	$60,415	$55,308
Expense provisions	19,653	15,403	12,650
Cash payments, net of recoveries	(7,520)	(5,764)	(8,493)
Adjustments	—	—	950
Balance at end of period	$82,187	$70,054	$60,415
We recorded a $1.0 million adjustment to increase our insurance and construction defect claim reserves in 2019 due to greater than expected expenditures by our homebuilding subsidiaries. No such adjustments were required for the years ended December 31, 2021 and 2020.
In the ordinary course of business, we make payments from our insurance and construction defect claim reserves to settle litigation claims arising primarily from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the years ended December 31, 2021, 2020 and 2019, are not necessarily indicative of what future cash payments will be for subsequent periods.

14.    Income Taxes
Our provision for income taxes for the years ended December 31, 2021, 2020 and 2019 consisted of the following:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Current tax provision:
Federal	$148,741	$63,224	$50,870
State	35,784	16,018	2,137
Total current	184,525	79,242	53,007

Deferred tax provision:
Federal	(6,699)	6,380	5,175
State	211	4,308	8,495
Total deferred	(6,488)	10,688	13,670
Provision for income taxes	$178,037	$89,930	$66,677
The provision for income taxes differs from the amount that would be computed by applying the statutory federal income tax rate of 21% in 2021, 2020 and 2019 to income before income taxes as a result of the following:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Tax expense computed at federal statutory rate	$157,856	$96,077	$64,048
State income tax expense, net of federal benefit	26,441	17,535	9,810
Limitation on executive compensation	14,915	8,102	4,463
Tax expense (benefit) related to an increase (decrease) in unrecognized tax benefits	(4,044)	473	(1,571)
Stock based compensation (windfall)/shortfall	(1,830)	(7,907)	(2,828)
Federal energy credits	(14,558)	(23,331)	(7,649)
Rate changes	81	(291)	190
Change in valuation allowance	(1,054)	(2,128)	121
Other	230	1,400	93
Provision for income taxes	$178,037	$89,930	$66,677

Effective tax rate	23.7%	19.7%	21.9%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax asset are as follows:

	December 31,
	2021	2020
	(Dollars in thousands)
Deferred tax assets:
State net operating loss carryforwards	$3,361	$5,739
Stock-based compensation expense	4,350	4,546
Warranty, litigation and other reserves	14,785	12,686
Accrued compensation	8,602	2,958
Asset impairment charges	468	1,416
Inventory, additional net costs capitalized for tax purposes	8,298	8,938
Other, net	1,526	3,441
Total deferred tax assets	41,390	39,724
Valuation allowance	(3,316)	(4,370)
Total deferred tax assets, net of valuation allowance	38,074	35,354

Deferred tax liabilities:
Property, equipment and other assets	10,871	11,654
Deferral of profit on home sales	4,668	7,144
Other, net	4,593	5,102
Total deferred tax liabilities	20,132	23,900
Net deferred tax asset	$17,942	$11,454
At December 31, 2021, we had no federal net operating loss or alternative minimum tax carryforwards. However, we had $3.4 million in tax-effected state net operating loss carryforwards. The state operating loss carryforwards, if unused, begin expiring in 2024.
At December 31, 2021, we had a valuation allowance of $3.3 million, a decrease of $1.1 million from the prior year. The valuation allowance is related to various state net operating loss carryforwards where realization is uncertain at this time due to the limited carryforward periods coupled with minimal activity that exists in certain states.
At December 31, 2021 and 2020, our total liability for uncertain tax positions including interest and penalties was $0.4 million and $9.3 million, respectively. The following table summarizes activity for the gross unrecognized tax benefit component of our total liability for uncertain tax positions for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Gross unrecognized tax benefits at beginning of year	$8,497	$8,515	$8,579
Increases related to prior year tax positions	162	121	75
Decreases related to prior year tax positions	—	—	—
Lapse of applicable statute of limitations	(8,276)	(139)	(139)
Gross unrecognized tax benefits at end of year	$383	$8,497	$8,515
During the year ended December 31, 2021, we experienced a reduction in the uncertain tax positions due to the lapse of the statute of limitations of $8.3 million, of which approximately $3.2 million reduced our effective tax rate. Interest and penalties associated with the statute of limitations lapse were approximately $0.9 million. At December 31, 2021 and 2020, there was $0.4 million and $3.5 million, respectively, of unrecognized tax benefits that if recognized, would reduce our effective tax rate.

The interest and penalties, net of federal benefit for the years ended December 31, 2021, 2020 and 2019 was $(0.8) million, $0.5 million and $(1.5) million, respectively, and are included in provision for income taxes in the consolidated statements of operations and comprehensive income. We are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal income tax examination for calendar tax years ending 2018 through 2021. Additionally, we are subject to various state income tax examinations for the 2017 through 2021 calendar tax years.
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
The Revolving Credit Facility provides for a transition from the eurocurrency rate to a benchmark replacement upon the occurrence of certain events.
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
The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of December 31, 2021.
We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At December 31, 2021 and 2020, there were $40.1 million and $25.1 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. We had $10.0 million and $10.0 million outstanding under the Revolving Credit Facility as of December 31, 2021 and 2020, respectively. As of December 31, 2021, availability under the Revolving Credit Facility was approximately $1.15 billion.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The Mortgage Repurchase Facility was amended on September 24, 2020, March 25, 2021, May 20, 2021, and December 21, 2021 to adjust the commitments to purchase for specific time periods. As part of the amendments, the commitments to purchase (subject to increase by up to $75 million under certain conditions) were increased as follows: (1) $200 million for the periods December 22, 2020 through February 4, 2021, (2) $175 million for the periods March 25, 2021 through April 22, 2021, June 23, 2021 through July 22, 2021, September 22, 2021 through October 21, 2021, and March 23, 2022 through April 21, 2022 and (3) $400 million for the period December 21, 2021 through February 15, 2022. The Mortgage Repurchase Facility terminates on May 19, 2022.

There was no increase to the maximum aggregate commitment of the Mortgage Repurchase Facility as of December 31, 2021. The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased by $50 million on December 28, 2020 effective through January 27, 2021. At December 31, 2021 and 2020, HomeAmerican had $256.3 million and $202.4 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. The December 21, 2021 amendment also provides for a transition from a pricing rate based on the London Interbank Offered Rate (LIBOR) to one based on the Secured Overnight Financing Rate (SOFR).
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
Our debt obligations at December 31, 2021 and 2020, net of any unamortized debt issuance costs or discount, were as follows:

	December 31,
	2021	2020
	(Dollars in thousands)
$250 million 5.500% senior notes due January 2024, net	$—	$249,233
$300 million 3.850% senior notes due January 2030, net	297,699	297,458
$350 million 2.500% senior notes due January 2031, net	347,126	—
$500 million 6.000% senior notes due January 2043, net	490,903	490,700
$350 million 3.966% senior notes due August 2061, net	346,053	—
Total	$1,481,781	$1,037,391
In January 2021, we completed an offering of $350 million of 2.500% senior notes due January 2031 at 100% of par. In August 2021, the Company issued $350 million of 3.966% senior notes due August 2061 at 100% of par. We used the net proceeds for general corporate purposes, which included the retirement of our 5.500% senior notes discussed further below, which were scheduled to mature in January 2024.
In September 2021, we accelerated the retirement of $123.6 million of our 5.500% senior notes scheduled to mature in January 2024 through a cash tender offer. The retirement resulted in a loss of $12.2 million, which included the write-off of debt issuance costs and transaction fees. In December 2021, we accelerated the retirement of the remaining $126.4 million of our 5.500% senior notes pursuant to their optional redemption provisions. The retirement resulted in a loss of $11.4 million, which included the write-off of debt issuance costs and transaction fees.

17.    Commitments and Contingencies
Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At December 31, 2021, we had outstanding surety bonds and letters of credit totaling $371.3 million and $215.5 million, respectively, including $175.4 millions in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $201.7 million and $161.6 million, respectively. All letters of credit as of December 31, 2021, excluding those issued by HomeAmerican, were issued under our unsecured Revolving Credit Facility (see Note 16, Lines of Credit and Total Debt Obligations, for further discussion of the Revolving Credit Facility). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.
We have made no material guarantees with respect to third-party obligations.
Litigation Reserves. Because of the nature of the homebuilding business, we have been named as defendants in various claims, complaints and other legal actions arising in the ordinary course of business, including product liability claims and claims associated with the sale and financing of homes. In the opinion of management, the outcome of these ordinary course matters will not have a material adverse effect upon our financial condition, results of operations or cash flows. At both December 31, 2021 and 2020, we had $1.6 million of legal accruals recorded in accrued liabilities in the consolidated balance sheets.
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
Lot Option Contracts. In the ordinary course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allow us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, and minimizes the amount of land inventories on our consolidated balance sheets. In certain cases, these contracts will be settled shortly following the end of the period. Our obligation with respect to Option Contracts is generally limited to forfeiture of the related deposits. At December 31, 2021, we had cash deposits and letters of credit totaling $38.1 million and $17.3 million, respectively, at risk associated with options to purchase 11,148 lots.
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

18.    Concentration of Third-Party Mortgage Purchasers
The following table sets forth the percent of mortgage loans sold by HomeAmerican to its primary third party purchasers during 2021, 2020 and 2019. No other third parties purchased greater than 10 percent of our mortgage loans during 2021, 2020 or 2019.

	Year Ended December 31,
	2021	2020	2019
PennyMac Loan Services, LLC	37%	33%	41%
Fannie Mae	19%	24%	7%
Chase Manhattan Mortgage	13%	4%	8%
Ginnie Mae	9%	18%	4%
Wells Fargo Funding, Inc.	6%	9%	16%

19.    Stockholders' Equity
Cash Dividends. In each of the years ended December 31, 2021, 2020 and 2019, we paid dividends of $1.67 per share, $1.29 per share and $1.09 per share, respectively
Stock Dividends. On January 28, 2019, MDC’s board of directors approved an 8% stock dividend that was distributed on February 28, 2019 to shareholders of record on February 14, 2019. On January 25, 2021, the Company declared an 8% stock dividend that was distributed on March 17, 2021 to shareholders of record on March 3, 2021.
Common Stock Repurchase Program. At December 31, 2021, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock under this repurchase program during the years ended December 31, 2021, 2020 or 2019. We did not hold any treasury stock at December 31, 2021.
20.    Equity Incentive and Employee Benefit Plans
A summary of our equity incentive plans, restated as applicable for stock dividends, follows.
Employee Equity Incentive Plans. On April 27, 2011, our shareholders approved the M.D.C Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Equity Incentive Plan”) which provided for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards to employees of the Company. Stock options granted under the 2011 Equity Incentive Plan had an exercise price that is at least equal to the fair market value of our common stock on the date the stock option is granted, generally vested in periods up to five years and expired ten years after the date of grant. On April 27, 2021, the 2011 Equity Incentive Plan terminated and awards outstanding at the time the plan terminated remain outstanding in accordance with the terms and conditions of the plan and award agreement. There are 5.6 million remaining shares of MDC common stock reserved for issuance under the 2011 Equity Incentive Plan as of December 31, 2021.
On April 26, 2021, our shareholders approved the M.D.C Holdings, Inc. 2021 Equity Incentive Plan (the "2021 Equity Incentive Plan") which provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based and cash awards to employees of the Company. Stock options granted under the 2021 Equity Incentive Plan have an exercise price that is at least equal to the fair market value of our common stock on the date the stock option is granted, generally vest in periods up to five years and expire ten years after the date of grant. At December 31, 2021, a total of 3.0 million shares of MDC common stock were reserved for issuance under the 2021 Equity Incentive Plan, of which 2.2 million shares remained available for grant under this plan as of December 31, 2021.
Director Equity Incentive Plans. Effective April 27, 2011, our shareholders approved the M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors (the “2011 Director Stock Option Plan”), which provided for the grant of non-qualified stock options to non-employee directors of the Company. Effective March 29, 2016, our shareholders approved an amendment to the 2011 Director Stock Option Plan to provide the non-employee directors with an alternative to elect to receive an award of restricted stock in lieu of a stock option. Pursuant to the 2011 Director Stock Option Plan as amended, on August 1 of each year, each non-employee director is granted either (1) an option to purchase 25,000 shares of MDC common stock or (2) shares of restricted stock having an expense to the Company that is equivalent to the stock option. Effective April 20, 2020, our shareholders approved an amendment and restatement of the 2011 Director Stock Option Plan to (1) rename the 2011

Director Stock Option Plan as the M.D.C. Holdings, Inc. 2020 Equity Plan for Non-Employee Directors (such amended and restated 2011 Director Plan, the "2020 Director Equity Plan"), (2) increase the number of shares covered by the annual grant of each stock option (without increasing the total number of shares authorized under the plan) to reflect, on a going forward basis, the stock dividends declared by the Company, (3) provide that the number of shares covered by the annual grant shall be proportionally increased or decreased in the future for any increase or decrease in the number of shares of stock outstanding on account of any recapitalization, split, reverse split, combination, exchange, dividend or other distribution payable in shares of stock, and (4) extend the 2020 Director Equity Plan's termination date to April 20, 2030. Each option granted under the 2020 Director Equity Plan vests immediately, becomes exercisable six months after grant, and expires ten years from the date of grant. The option exercise price must be equal to the fair market value (as defined in the plan) of our common stock on the date of grant of the option. Each restricted stock award granted under the 2020 Equity Plan vests seven months after the grant date. At December 31, 2021, a total of 0.6 million shares of MDC common stock were reserved for issuance under the 2020 Director Equity Plan and 0.4 million shares remained available for grant under this plan as of December 31, 2021.
Employee Benefit Plan. We have a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code where each employee may elect to make contributions up to the current tax limits. Effective for 2018 and thereafter, we match employee contributions at a rate of 50% of the first 6% of compensation and, as of December 31, 2021, we had accrued $3.6 million related to the match that is to be contributed in the first quarter of 2022 for 2021 activity. At December 31, 2020, we had accrued $3.0 million related to the match that was contributed in the first quarter of 2021 for 2020 activity. At December 31, 2019, we had accrued $2.6 million related to the match that was contributed during the first quarter of 2020 for 2019 activity.
21.    Stock Based Compensation
Determining Fair Value of Share-Based Option Awards. Most options that we grant contain only a service condition (“Service-Based” option) and therefore vest over a specified number of years as long as the employee is employed by the Company. For Service-Based options, we use the Black-Scholes option pricing model to determine the grant date fair value.
The fair values for Service-Based options granted for the years ended December 31, 2021, 2020 and 2019 were estimated using the Black-Scholes option pricing model with the below weighted-average assumptions.

	Year Ended December 31,
	2021	2020	2019
Expected lives of options (years)	5.4	9.5	9.5
Expected volatility	40.4%	62.8%	29.9%
Risk free interest rate	0.8%	0.7%	1.7%
Dividend yield rate	3.0%	5.1%	3.4%
Based on calculations using the Black-Scholes option pricing model, the weighted-average grant date fair values of stock options granted, restated as applicable for stock dividends, during 2021, 2020 and 2019 were $14.66, $8.73 and $7.30, respectively. The expected life of options in the table above represents the weighted-average period for which the options are expected to remain outstanding and are derived primarily from historical exercise patterns. The expected volatility is determined based on our review of the implied volatility that is derived from the price of exchange traded options of the Company. The risk-free interest rate assumption is determined based upon observed interest rates appropriate for the expected term of our employee stock options. The dividend yield assumption is based on our history of dividend payouts.

Stock Option Award Activity.  Stock option activity under our option plans, restated as applicable for stock dividends, for the years ended December 31, 2021, 2020 and 2019 were as follows.

	Year Ended December 31,
	2021		2020		2019
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding Stock Option Activity
Outstanding, beginning of year	4,364,161	$23.37	5,831,119	$22.22	6,452,388	$21.76
Granted	15,000	53.32	432,000	23.90	445,227	32.92
Exercised	(139,157)	19.87	(1,898,958)	19.96	(1,066,496)	23.75
Forfeited	—	N/A	—	N/A	—	N/A
Cancelled	—	N/A	—	N/A	—	N/A
Outstanding, end of year	4,240,004	$23.64	4,364,161	$23.37	5,831,119	$22.22

	Year Ended December 31,
	2021		2020		2019
	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value
Unvested Stock Option Activity
Outstanding, beginning of year	875,519	$7.76	756,268	$6.67	522,225	$5.80
Granted	15,000	14.66	432,000	8.73	445,227	7.30
Vested	(458,519)	7.52	(312,749)	6.44	(211,184)	5.49
Forfeited	—	—	—	—	—	N/A
Unvested, end of year	432,000	$8.25	875,519	$7.76	756,268	$6.67
The total intrinsic value of options (difference between price per share as of the exercise date and the exercise price, times the number of options outstanding) exercised during the years ended December 31, 2021, 2020 and 2019 was $5.1 million, $40.2 million and $8.2 million, respectively.
The following table provides data for our stock options that are vested or expected to vest as of December 31, 2021.

Exercisable or expected to vest
Number outstanding	4,240,004
Weighted-average exercise price	$23.64
Aggregate intrinsic value (in thousands)	$136,501
Weighted-average remaining contractual term (years)	4.62

Exercisable
Number outstanding	3,808,004
Weighted-average exercise price	$23.27
Aggregate intrinsic value (in thousands)	$124,006
Weighted-average remaining contractual term (years)	4.22
The aggregate intrinsic values in the tables above represent the total pretax intrinsic values (the difference between the closing price of MDC’s common stock on the last trading day of fiscal 2021 and the exercise price, multiplied by the number of in-the-money stock option shares) that would have been received by the option holders had all in-the-money outstanding stock options been exercised on December 31, 2021.

The following table summarizes information associated with outstanding and exercisable stock options at December 31, 2021.

			Options Outstanding			Options Exercisable
Range of Exercise Price			Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price
$15.01	-	$20.00	61,172	3.30	$18.43	61,172	3.30	$18.43
$20.01	-	$25.00	3,189,819	3.99	21.84	2,901,819	3.56	21.63
$25.01	-	$30.00	542,013	5.94	26.59	542,013	5.94	26.59
$30.01	-	$35.00	432,000	7.59	32.92	288,000	7.59	32.92
$50.01	-	$55.00	15,000	9.58	53.32	15,000	9.58	53.32
Total			4,240,004	4.62	$23.64	3,808,004	4.22	$23.27
Total compensation expense relating to stock options was $3.0 million, $2.9 million and $1.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. Our recognized tax benefit from this expense for the years ended December 31, 2021, 2020 and 2019 was $0.1 million, $0.0 million and $0.0 million, respectively.
As of December 31, 2021, $2.2 million of total unrecognized compensation cost related to stock options was expected to be recognized as an expense by the Company in the future over a weighted-average period of approximately 1.0 year.
For the years ended December 31, 2021, 2020 and 2019 the Company received cash from the exercise of stock option awards of $2.6 million, $37.9 million and $25.3 million, respectively. Our realized tax benefit from stock options exercised for the years ended December 31, 2021, 2020 and 2019 was $1.1 million, $7.2 million and $0.2 million, respectively.
Restricted Stock Award Activity. Non-vested restricted stock awards, restated as applicable for stock dividends, at December 31, 2021, 2020 and 2019 and changes during those years were as follows:

	Year Ended December 31,
	2021		2020		2019
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested, beginning of year	413,274	$35.94	371,583	$28.28	364,942	$23.71
Granted	208,386	53.47	261,026	39.93	181,090	31.34
Vested	(257,430)	38.49	(217,332)	27.59	(168,734)	25.22
Forfeited	(16,678)	49.21	(2,003)	38.13	(5,715)	28.30
Unvested, end of year	347,552	$47.27	413,274	$35.94	371,583	$28.28
Total compensation expense relating to restricted stock awards was $10.1 million, $8.2 million and $4.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. Our recognized tax benefit from this expense for the years ended December 31, 2021, 2020 and 2019 was $1.4 million, $1.2 million and $0.7 million, respectively.
At December 31, 2021, there was $6.9 million of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized as an expense by us in the future over a weighted-average period of approximately 1.4 years. The total intrinsic value of unvested restricted stock awards (the closing price of MDC’s common stock on the last trading day of fiscal 2021 multiplied by the number of unvested awards) at December 31, 2021 was $19.4 million. The total intrinsic value of restricted stock which vested during each of the years ended December 31, 2021, 2020 and 2019 was $13.4 million, $8.6 million and $5.3 million, respectively.

Performance Share Unit Awards. The Company has made annual grants of long term performance share unit awards (" PSUs") to each of the Executive Chairman, CEO and the Chief Financial Officer ("CFO"), as detailed in the table below. The PSUs are earned based upon the Company’s performance, over a period of three years (the “Performance Period”), measured by increasing home sale revenues over a “Base Period.” Each award is conditioned upon the Company achieving an average gross margin from home sales (excluding impairments) of at least fifteen percent (15%) over the Performance Period. Target goals will be earned if the Company’s three year average home sale revenues over the Performance Period (“Performance Revenues”) exceed the home sale revenues over the Base Period (“Base Revenues”) by at least 10% but less than 20%. If Performance Revenues exceed the Base Revenues by at least 5% but less than 10%, 50% of the Target Goals will be earned (“Threshold Goals”). If Performance Revenues exceed the Base Revenues by at least 20%, 200% of the Target Goals will be earned (“Maximum Goals”). The number of PSUs earned shall be adjusted to be proportional to the partial performance between the Threshold Goals, Target Goals and Maximum Goals. Details for each defined term above for each grant have been provided in the table below.

				Threshold Goal		Target Goal		Maximum Goal			Maximum Potential Expense to be Recognized *	Maximum Remaining Expense to be Recognized *
Date of Award	Performance Period	Base Period	Base Period Revenues	PSUs	Home Sale Revenues	PSUs	Home Sale Revenues	PSUs	Home Sale Revenues	Fair Value per Share
May 23, 2018	April 1, 2018 - March 31, 2021	April 1, 2017 - March 31, 2018	$2.543 billion	157,464	$2.670 billion	314,928	$2.797 billion	629,856	$3.052 billion	$23.68	$14,915	$—

Aug 5, 2019	January 1, 2019 - December 31, 2021	January 1, 2018 - December 31, 2018	$2.982 billion	145,800	$3.131 billion	291,600	$3.280 billion	583,200	$3.578 billion	$30.19	$17,604	$—

Aug 20, 2020	January 1, 2020 - December 31, 2022	January 1, 2019 - December 31, 2019	$3.205 billion	145,800	$3.366 billion	291,600	$3.526 billion	583,200	$3.846 billion	$39.79	$23,205	$9,831

Jul 14, 2021	January 1, 2021 - December 31, 2023	January 1, 2020 - December 31, 2020	$3.765 billion	198,750	$3.953 billion	397,500	$4.142 billion	795,000	$4.518 billion	$44.35	$35,255	$30,824
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
2016 PSU Grants. The 2016 PSU awards vested on August 7, 2019. For the year ended December 31, 2019 the Company recorded share-based award expense of $1.8 million related to these awards.
2017 PSU Grants. The 2017 PSU awards vested on May 5, 2020. For the years ended December 31, 2020 and 2019 the Company recorded share-based award expense of $1.4 million and $11.7 million, respectively, related to these awards.
2018 PSU Grants. The 2018 PSU awards vested on April 29, 2021. For the years ended December 31, 2021, 2020 and 2019 the Company recorded share-based award expense of $1.3 million, $7.3 million and $6.3 million, respectively, related to these awards.
2019 PSU Grants. For the years ended December 31, 2021 and 2020 the Company recorded the required share-based award expense related to the awards of $7.3 million and $10.3 million, respectively, based on its assessment of the probability for achievement of the performance targets. As of December 31, 2019, the Company concluded that achievement of any of the performance metrics had not met the level of probability required to record compensation expense and as such, no expense related to these awards was recognized in year-ended 2019.
2020 PSU Grants. For the year ended December 31, 2021, the Company recorded the required share-based award expense related to the awards of $13.4 million, based on its assessment of the probability for achievement of the performance targets. As of December 31, 2020, the Company concluded that achievement of any of the performance metrics had not met the level of probability required to record compensation expense and as such, no expense related to these awards was recognized in year-ended 2020.
2021 PSU Grants. For the year ended December 31, 2021, the Company recorded the required share-based award expense related to the awards of $4.4 million, based on its assessment of the probability for achievement of the performance targets.
Our employee equity incentive plans permit us to withhold from the total number of shares that otherwise would be released to a restricted stock or performance share unit award recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due. For the years ended December 31, 2021, 2020, and 2019, 316,620, 323,280 and 292,378 shares were withheld, respectively, resulting in $18.8 million, $9.1 million and $10.0 million of income tax withholding, respectively, being remitted on behalf of the employees.
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
•Richmond American Homes of Nevada, Inc.
•Richmond American Homes of New Mexico, Inc.
•Richmond American Homes of Oregon, Inc.
•Richmond American Homes of Pennsylvania, Inc.
•Richmond American Homes of Tennessee (formerly known as Richmond American Homes of New Jersey, Inc.)
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

As the combined assets, liabilities and results of operations of M.D.C. Holdings, Inc. and the Guarantor Subsidiaries (the “Obligor Group”) are not materially different from those in the homebuilding section of our consolidated balance sheets and consolidated statements of operations and comprehensive income, separate summarized financial information of the Obligor Group has not been included. As of December 31, 2021 and 2020 amounts due to non-guarantor subsidiaries from the Obligor Group totaled $60.2 million and $65.8 million, respectively.

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
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, management concluded that our internal control over financial reporting was effective at December 31, 2021
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of M.D.C. Holdings, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited M.D.C. Holdings, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, M.D.C. Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 1, 2022 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Denver, Colorado
February 1, 2022

Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information not disclosed below that is required by this Item is incorporated herein by reference, when filed, from our proxy statement (the “Proxy Statement”) for the Annual Meeting of Shareholders to be held on or about April 25, 2022, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act. Please see the Table of Contents to the Proxy Statement.
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

3.2	Amendment to the Bylaws of MDC, as of June 28, 2021 (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed June 30, 2021). *

3.3	Bylaws of MDC, as amended.

4.1	Indenture dated as of December 3, 2002, by and among MDC and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 of the Company's Form S-3/A filed September 1, 2004). *

4.2
Supplemental Indenture (6.000% Senior Notes due 2043), dated as of January 10, 2013, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed January 10, 2013). *

4.3	Second Supplemental Indenture (6.000% Senior Notes due 2043), dated as of June 23, 2021, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee

4.4
Supplemental Indenture (5.500% Senior Notes due 2024), dated as of January 15, 2014, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed January 15, 2014). *

4.5
Supplemental Indenture (3.850% Senior Notes due 2030), dated as of January 9, 2020, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee  (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed January 9, 2020). *

4.6	Second Supplemental Indenture (3.850% Senior Notes due 2030), dated as of June 23, 2021, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee.

4.7
Supplemental Indenture (2.500% Senior Notes due 2031), dated as of January 11, 2021, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed January 11, 2021). *

4.8	Second Supplemental Indenture (2.500% Senior Notes due 2031), dated as of June 23, 2021, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee.

4.9
Supplemental Indenture (3.966% Senior Notes due 2061), dated as of August 6, 2021, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed August 6, 2021). *

4.10	Description of Registrant’s Securities.

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

10.7
Amended and Restated Master Repurchase Agreement among HomeAmerican Mortgage Corporation and U.S. Bank National Association as Agent and a Buyer, dated as of September 16, 2016 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed September 19, 2016). *

10.8
First Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of August 10, 2017 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed August 11, 2017). *

10.9
Second Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of August 9, 2018 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed August 9, 2018). *

10.10
Third Amendment to Amended and Restated Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of May 23, 2019 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 24, 2019). *

10.11
Fourth Amendment to Amended and Restated Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of May 21, 2020 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 22, 2020). *

10.12
Fifth Amendment to Amended and Restated Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 24, 2020 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed September 25, 2020). *

10.13
Sixth Amendment to Amended and Restated Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of March 25, 2021 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 26, 2021). *

10.14
Seventh Amendment to Amended and Restated Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of May 20, 2021 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 20, 2021). *

10.15
Eighth Amendment to Amended and Restated Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of December 21, 2021 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 21, 2021). *

10.16
Custody Agreement by and between HomeAmerican Mortgage Corporation and U.S. Bank National Association as Agent and Custodian, dated as of November 12, 2008 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed November 17, 2008). *

10.17	M.D.C. Holdings, Inc. 2011 Equity Incentive Plan, effective April 27, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 29, 2011). *

10.18	First Amendment to the M.D.C. Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 19, 2013).*

10.19	Second Amendment to the M.D.C. Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 24, 2015). *

10.20	Third Amendment to the M.D.C. Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 25, 2017). *

10.21	Fourth Amendment to the M.D.C. Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 1, 2019). *

10.22	M.D.C. Holdings, Inc. 2011 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed May 1, 2019). *

10.23	Form of 2011 Stock Option Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q dated June 30, 2011). *

10.24	Form of 2011 Restricted Stock Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q dated June 30, 2011). *

10.25	Form of 2015 Restricted Stock Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.34 of the Company's Annual Report on Form 10-K dated December 31, 2015). *

10.26	Form of Executive Officer Stock Option Agreement under the 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed March 9, 2012).*

10.27
Form of Executive Officer Stock Option Agreement under the 2011 Equity Incentive Plan (May 18, 2015 grants) (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated June 30, 2015). *

10.28
Form of Executive Officer Stock Option Agreement under the 2011 Equity Incentive Plan (May 23, 2018 grants) (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated June 30, 2018). *

10.29
Restricted Stock Agreement Amendment (Executive Officers) under the 2011 Equity Incentive Plan, dated as of February 6, 2019 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated March 31, 2019). *

10.30
Stock Option Agreement Amendment (Executive Officers) under the 2011 Equity Incentive Plan, dated as of February 6, 2019 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated March 31, 2019). *

10.31
Form of Executive Officer Restricted Stock Agreement under the 2011 Equity Incentive Plan, adopted as of March 18, 2019 (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q dated March 31, 2019). *

10.32
Form of Executive Officer Stock Option Agreement under the 2011 Equity Incentive Plan, adopted as of March 18, 2019 (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q dated March 31, 2019). *

10.33
Form of Amended and Restated Executive Officer Stock Option Agreement under the 2011 Equity Incentive Plan (Messrs. Mizel and Mandarich) (incorporated by reference to Exhibit 10.29 of the Company's Annual Report on Form 10-K dated December 31, 2020). *

10.34
Form of Amended and Restated Executive Officer Restricted Stock Agreement under the 2011 Equity Incentive Plan (Messrs. Mizel and Mandarich) (incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K dated December 31, 2020). *

10.35
Form of Amended and Restated Performance Share Unit Grant Agreement (executives with employment agreements) (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-K dated December 31, 2020). *

10.36
Form of Amended and Restated Performance Share Unit Grant Agreement (executives without employment agreements) (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.32 of the Company's Annual Report on Form 10-K dated December 31, 2020). *

10.37	M.D.C. Holdings, Inc. 2021 Equity Incentive Plan, effective April 26, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 28, 2021). *

10.38	Form of Restricted Stock Agreement (2021 Equity Incentive Plan) (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated June 30, 2021). *

10.39	Form of Stock Option Agreement (2021 Equity Incentive Plan) (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q dated June 30, 2021). *

10.40	Form of Executive Officer Restricted Stock Agreement (2021 Equity Incentive Plan) (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q dated June 30, 2021). *

10.41	Form of Executive Officer Stock Option Agreement (2021 Equity Incentive Plan) (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q dated June 30, 2021). *

10.42
Form of Senior Executive Officer Restricted Stock Agreement (2021 Equity Incentive Plan) (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q dated June 30, 2021). *

10.43	Form of Senior Executive Officer Stock Option Agreement (2021 Equity Incentive Plan) (incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q dated June 30, 2021). *

10.44	Form of Senior Executive Officer Performance Share Unit Grant Agreement (2021 Equity Incentive Plan) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 19, 2021). *

10.45	Form of Executive Officer Performance Share Unit Grant Agreement (2021 Equity Incentive Plan) (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed July 19, 2021). *

10.46	M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors effective April 27, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 29, 2011). *

10.47
First Amendment to the M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed March 24, 2015). *

10.48
Second Amendment to the M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 1, 2016). *

10.49	Form of Stock Option Agreement (2011 Stock Option Plan for Non-Employee Directors) (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated June 30, 2011). *

10.50
Form of Restricted Stock Award Agreement (2011 Stock Option Plan for Non-Employee Directors) (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated June 30, 2016). *

10.51
M.D.C. Holdings, Inc. 2020 Equity Plan for Non-Employee Directors (as amended and restated) (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 22, 2020). *

10.52	Form of Stock Option Agreement (2020 Equity Plan for Non-Employee Directors) (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated June 30, 2020). *

10.53	Form of Restricted Stock Award Agreement (2020 Equity Plan for Non-Employee Directors) (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q dated June 30, 2020). *

10.54
Form of Indemnification Agreement entered into between the Company and members of its Board of Directors (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed October 26, 2006).*

10.55
Form of Indemnification Agreement entered into between the Company and certain of its officers (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed October 26, 2006).*

10.56
M.D.C. Holdings, Inc. 2018 Executive Officer Performance-Based Compensation Plan (amended September 4, 2020) (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated September 30, 2020). *

10.57
Amendment to the M.D.C. Holdings, Inc. 2018 Executive Officer Performance-Based Compensation Plan (amended December 10, 2020) (incorporated by reference to Exhibit 10.44 of the Company's Annual Report on Form 10-K dated December 31, 2020.*

10.58
Employment Agreement dated as of October 26, 2020, between Larry A. Mizel and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 29, 2020). *

10.59
Amendment to Employment Agreement, between Larry A. Mizel and the Company, dated as of June 28, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 30, 2021). *

10.60
Employment Agreement dated as of October 26, 2020, between David D. Mandarich, and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed October 29, 2020). *

10.61
Amendment to Employment Agreement, between David D. Mandarich, and the Company, dated as of June 28, 2021 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 30, 2021). *

10.62
Lease Agreement among MDC, Richmond American Homes of Colorado, Inc. and Larry A. Mizel, August 2, 2007 (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q dated June 30, 2007). *

10.63
Lease Agreement among MDC, Richmond American Homes of Colorado, Inc. and David D. Mandarich, August 2, 2007 (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q dated June 30, 2007). *

10.64
Change in Control Agreement between the Company and Robert N. Martin, dated as of May 23, 2015 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 19, 2015).*

10.65
Change in Control Agreement between the Company and Rebecca B. Givens, dated as of July 15, 2020 (incorporated by reference to Exhibit 10.50 of the Company's Annual Report on Form 10-K dated December 31, 2020. *

10.66
Form of Change in Control Agreement between the Company and certain employees of M.D.C. Holdings, Inc. (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed March 27, 1998). *

10.67
Independent Contractor Agreement between Mizel Design and Decorating Company and the Company effective as of January 1, 2005 (incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K dated December 31, 2004). *

10.68	Sub-Sublease agreement between MDC and CVentures, Inc., executed July 25, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed July 27, 2005). *

10.69
First Amendment to Sub-Sublease agreement between MDC and CVentures, Inc., executed on March 28, 2006 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 29, 2006). *

10.70	Sublease agreement between MDC and CVentures, Inc., executed January 30, 2017 (incorporated by reference to Exhibit 10.60 of the Company's Annual Report on Form 10-K dated December 31, 2016). *

10.71	Consulting Agreement dated as of September 1, 2021, between Leslie B. Fox and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 1, 2021). *

21	Subsidiaries of the Company.

22	Subsidiary Guarantors (incorporated by reference to Exhibit 22 to the Company’s Form 10-Q for the quarter ended June 30, 2021). *

23	Consent of Ernst & Young LLP.

31.1	Certification of principal executive officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets at December 31, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations and Comprehensive Income for each of the three years in the period ended December 31, 2021, (iii) Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2021, (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2021; and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
____________________
*Incorporated by reference.

Item 16. Form 10-K Summary.
Not applicable.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M.D.C. HOLDINGS, INC. (Registrant)

Date: February 1, 2022	By:	/s/ Robert N. Martin
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

Signature	Title	Date

/s/ Larry A. Mizel	Executive Chairman	February 1, 2022
Larry A. Mizel	(principal executive officer)

/s/ David D. Mandarich	Director, President and Chief Executive Officer	February 1, 2022
David D. Mandarich

/s/ Robert N. Martin	Senior Vice President and Chief Financial Officer	February 1, 2022
Robert N. Martin	(principal financial officer and principal accounting officer)

/s/ Raymond T. Baker	Director	February 1, 2022
Raymond T. Baker

/s/ Michael A. Berman	Director	February 1, 2022
Michael A. Berman

/s/ David E. Blackford	Director	February 1, 2022
David E. Blackford

/s/ Herbert T. Buchwald	Director	February 1, 2022
Herbert T. Buchwald

/s/ Courtney L. Mizel	Director	February 1, 2022
Courtney L. Mizel

/s/ Paris G. Reece III	Director	February 1, 2022
Paris G. Reece III

/s/ David Siegel	Director	February 1, 2022
David Siegel