Form 10-Q
period 2022-03-31
M.D.C. HOLDINGS, INC.
filed 2022-04-28
CIK 773141

City

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of April 26, 2022, 71,162,245 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2022

(i)

PART I
Item 1.    Unaudited Consolidated Financial Statements
M.D.C. HOLDINGS, INC.
Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(unaudited)
	(Dollars in thousands, except per share amounts)
ASSETS
Homebuilding:
Cash and cash equivalents	$474,447	$485,839
Restricted cash	6,400	12,799
Trade and other receivables	114,823	98,580
Inventories:
Housing completed or under construction	2,194,303	1,917,616
Land and land under development	1,734,515	1,843,235
Total inventories	3,928,818	3,760,851
Property and equipment, net	61,856	60,561
Deferred tax asset, net	17,100	17,942
Prepaids and other assets	114,120	106,562
Total homebuilding assets	4,717,564	4,543,134
Financial Services:
Cash and cash equivalents	107,503	104,821
Mortgage loans held-for-sale, net	187,914	282,529
Other assets	46,133	33,044
Total financial services assets	341,550	420,394
Total Assets	$5,059,114	$4,963,528
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$172,134	$149,488
Accrued and other liabilities	405,140	370,910
Revolving credit facility	10,000	10,000
Senior notes, net	1,481,976	1,481,781
Total homebuilding liabilities	2,069,250	2,012,179
Financial Services:
Accounts payable and accrued liabilities	100,551	97,903
Mortgage repurchase facility	178,231	256,300
Total financial services liabilities	278,782	354,203
Total Liabilities	2,348,032	2,366,382
Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized; 71,162,245 and 70,668,093 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	712	707
Additional paid-in-capital	1,710,369	1,709,276
Retained earnings	1,000,001	887,163
Total Stockholders' Equity	2,711,082	2,597,146
Total Liabilities and Stockholders' Equity	$5,059,114	$4,963,528
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended March 31,
	2022	2021

	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$1,240,520	$1,041,858
Home cost of sales	(921,378)	(813,888)
Inventory impairments	(660)	—
Total cost of sales	(922,038)	(813,888)
Gross profit	318,482	227,970
Selling, general and administrative expenses	(129,314)	(114,993)
Interest and other income	755	967
Other expense	(1,424)	(437)
Homebuilding pretax income	188,499	113,507

Financial Services:
Revenues	29,131	45,023
Expenses	(16,935)	(15,105)
Other income, net	1,187	887
Financial services pretax income	13,383	30,805

Income before income taxes	201,882	144,312
Provision for income taxes	(53,461)	(33,622)
Net income	$148,421	$110,690

Comprehensive income	$148,421	$110,690

Earnings per share:
Basic	$2.09	$1.58
Diluted	$2.02	$1.51

Weighted average common shares outstanding:
Basic	70,766,146	69,790,927
Diluted	72,938,414	72,788,177

Dividends declared per share	$0.50	$0.37
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except share amounts)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2021	70,668,093	$707	$1,709,276	$887,163	$2,597,146
Net income	—	—	—	148,421	148,421
Shares issued under stock-based compensation programs, net	498,921	5	(12,633)	—	(12,628)
Cash dividends declared	—	—	—	(35,583)	(35,583)
Stock-based compensation expense	—	—	13,726	—	13,726
Forfeiture of restricted stock	(4,769)	—	—	—	—
Balance at March 31, 2022	71,162,245	$712	$1,710,369	$1,000,001	$2,711,082

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2020	64,851,126	$649	$1,407,597	$711,666	$2,119,912
Net income	—	—	—	110,690	110,690
Shares issued under stock-based compensation programs, net	221,303	2	1,007	—	1,009
Cash dividends declared	—	—	—	(25,978)	(25,978)
Stock dividends declared	5,192,776	52	279,579	(280,318)	(687)
Stock-based compensation expense	—	—	9,926	—	9,926
Balance at March 31, 2021	70,265,205	$703	$1,698,109	$516,060	$2,214,872
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2022	2021

	(Dollars in thousands)
Operating Activities:
Net income	$148,421	$110,690
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	14,882	9,926
Depreciation and amortization	6,652	7,003
Inventory impairments	660	—
Deferred income tax expense (benefit)	842	(1,348)
Net changes in assets and liabilities:
Trade and other receivables	(16,677)	(40,282)
Mortgage loans held-for-sale, net	94,615	1,767
Housing completed or under construction	(277,187)	(218,655)
Land and land under development	108,755	34,978
Prepaids and other assets	(20,479)	(23,594)
Accounts payable and accrued and other liabilities	57,571	61,558
Net cash provided by (used in) operating activities	118,055	(57,957)

Investing Activities:
Purchases of property and equipment	(6,884)	(5,749)
Net cash (used in) investing activities	(6,884)	(5,749)

Financing Activities:
Proceeds from (payments on) mortgage repurchase facility, net	(78,069)	15,092
Proceeds from issuance of senior notes	—	347,725
Dividend payments	(35,583)	(26,665)
Payments of deferred financing costs	—	(819)
Issuance of shares under stock-based compensation programs, net	(12,628)	1,009
Net cash provided by (used in) financing activities	(126,280)	336,342

Net increase (decrease) in cash, cash equivalents and restricted cash	(15,109)	272,636
Cash, cash equivalents and restricted cash:
Beginning of period	603,459	503,972
End of period	$588,350	$776,608

Reconciliation of cash, cash equivalents and restricted cash:
Homebuilding:
Cash and cash equivalents	$474,447	$678,194
Restricted cash	6,400	17,314
Financial Services:
Cash and cash equivalents	107,503	81,100
Total cash, cash equivalents and restricted cash	$588,350	$776,608
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

1.    Basis of Presentation
The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. ("MDC," “the Company," “we,” “us,” or “our,” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at March 31, 2022 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
2.    Recently Issued Accounting Standards
There are no recently issued accounting standards applicable to the Company.

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
The following table summarizes revenues for our homebuilding and financial services operations:

	Three Months Ended March 31,
	2022	2021

	(Dollars in thousands)
Homebuilding
West	$707,311	$616,611
Mountain	335,128	324,717
East	198,081	100,530
Total homebuilding revenues	$1,240,520	$1,041,858

Financial Services
Mortgage operations	$17,601	$35,165
Other	11,530	9,858
Total financial services revenues	$29,131	$45,023

The following table summarizes pretax income (loss) for our homebuilding and financial services operations:

	Three Months Ended March 31,
	2022	2021

	(Dollars in thousands)
Homebuilding
West	$130,526	$77,187
Mountain	50,506	45,858
East	31,394	7,835
Corporate	(23,927)	(17,373)
Total homebuilding pretax income	$188,499	$113,507
Financial Services
Mortgage operations	$7,433	$26,039
Other	5,950	4,766
Total financial services pretax income	$13,383	$30,805

Total pretax income	$201,882	$144,312
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

	March 31, 2022	December 31, 2021

	(Dollars in thousands)
Homebuilding assets
West	$2,548,681	$2,472,378
Mountain	1,141,395	1,072,717
East	479,790	450,675
Corporate	547,698	547,364
Total homebuilding assets	$4,717,564	$4,543,134
Financial services assets
Mortgage operations	$228,712	$313,373
Other	112,838	107,021
Total financial services assets	$341,550	$420,394

Total assets	$5,059,114	$4,963,528

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

	Three Months Ended March 31,
	2022	2021

	(Dollars in thousands, except per share amounts)
Numerator
Net income	$148,421	$110,690
Less: distributed earnings allocated to participating securities	(194)	(158)
Less: undistributed earnings allocated to participating securities	(562)	(463)
Net income attributable to common stockholders (numerator for basic earnings per share)	147,665	110,069
Add back: undistributed earnings allocated to participating securities	562	463
Less: undistributed earnings reallocated to participating securities	(546)	(447)
Numerator for diluted earnings per share under two class method	$147,681	$110,085

Denominator
Weighted-average common shares outstanding	70,766,146	69,790,927
Add: dilutive effect of stock options	1,998,156	2,367,394
Add: dilutive effect of contingently issuable equity awards	174,112	629,856
Denominator for diluted earnings per share under two class method	72,938,414	72,788,177

Basic Earnings Per Common Share	$2.09	$1.58
Diluted Earnings Per Common Share	$2.02	$1.51
Diluted EPS for the three months ended March 31, 2022 and 2021 excluded options to purchase 15,000 and zero shares of common stock, respectively, because the effect of their inclusion would be anti-dilutive.

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
The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis:

		Fair Value
Financial Instrument	Hierarchy	March 31, 2022	December 31, 2021

		(Dollars in thousands)
Mortgage loans held-for-sale, net	Level 2	$187,914	$282,529
The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of March 31, 2022 and December 31, 2021.
Cash and cash equivalents (excluding debt securities with an original maturity of three months or less), restricted cash, trade and other receivables, prepaids and other assets, accounts payable, accrued and other liabilities and borrowings on our revolving credit facility. Fair value approximates carrying value.
Mortgage loans held-for-sale, net.  Our mortgage loans held-for-sale, which are measured at fair value on a recurring basis, include (1) mortgage loans held-for-sale that are under commitments to sell and (2) mortgage loans held-for-sale that are not under commitments to sell. At March 31, 2022 and December 31, 2021, we had $122.4 million and $157.7 million, respectively, of mortgage loans held-for-sale under commitments to sell. The fair value for those loans was based on quoted market prices for those mortgage loans, which are Level 2 fair value inputs. At March 31, 2022 and December 31, 2021, we had $65.5 million and $124.9 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input.
Gains on sales of mortgage loans, net, are included as a component of revenues in the financial services section of our consolidated statements of operations and comprehensive income. For the three months ended March 31, 2022, we recorded net gains on the sales of mortgage loans of $2.1 million, compared to $23.5 million for the same period in the prior year.
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

	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in thousands)
$300 million 3.850% Senior Notes due January 2030, net	$297,760	$287,655	$297,699	$319,057
$350 million 2.500% Senior Notes due January 2031, net	347,197	304,093	347,126	339,185
$500 million 6.000% Senior Notes due January 2043, net	490,956	515,424	490,903	628,092
$350 million 3.966% Senior Notes due August 2061, net	346,063	265,766	346,053	337,017
Total	$1,481,976	$1,372,938	$1,481,781	$1,623,351

6.    Inventories
The following table sets forth, by reportable segment, information relating to our homebuilding inventories:

	March 31, 2022	December 31, 2021

	(Dollars in thousands)
Housing completed or under construction:
West	$1,227,497	$1,077,256
Mountain	685,984	596,164
East	280,822	244,196
Subtotal	2,194,303	1,917,616
Land and land under development:
West	1,173,709	1,235,363
Mountain	399,403	435,958
East	161,403	171,914
Subtotal	1,734,515	1,843,235
Total inventories	$3,928,818	$3,760,851
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
Inventory impairments recognized by segment for the three months ended ended March 31, 2022 and 2021 are shown in the table below.

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
West	$660	$—
Mountain	—	—
East	—	—
Total Inventory Impairments	$660	$—
The table below provides quantitative data, for the periods presented, where applicable, used in determining the fair value of the impaired inventory.

	Impairment Data			Quantitative Data
Three Months Ended	Number of Subdivisions Impaired	Inventory Impairments	Fair Value of Inventory After Impairments	Discount Rate
	(Dollars in thousands)
March 31, 2022	1	$660	$1,728	N/A
Total		$660
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

	Three Months Ended March 31,
	2022	2021

	(Dollars in thousands)
Homebuilding interest incurred	$17,258	$17,332
Less: Interest capitalized	(17,258)	(17,332)
Homebuilding interest expensed	$—	$—

Interest capitalized, beginning of period	$58,054	$52,777
Plus: Interest capitalized during period	17,258	17,332
Less: Previously capitalized interest included in home cost of sales	(14,844)	(14,841)
Interest capitalized, end of period	$60,468	$55,268

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
Operating lease expense is included as a component of selling, general and administrative expenses in the homebuilding and expenses in the financial services sections of our consolidated statements of operations and comprehensive income, respectively. Components of operating lease expense were as follows:

	Three Months Ended March 31,
	2022	2021

	(Dollars in thousands)
Operating lease cost [1]	$2,131	$1,977
Less: Sublease income (Note 19)	(83)	(39)
Net lease cost	$2,048	$1,938
1Includes variable lease costs, which are immaterial.
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
	2022	2021

	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,022	$1,858
Leased assets obtained in exchange for new operating lease liabilities	$3,748	$830
Weighted-average remaining lease term and discount rate for operating leases were as follows:

	March 31, 2022	March 31, 2021
Weighted-average remaining lease term (in years)	4.5	5.1
Weighted-average discount rate	5.5%	5.5%

Maturities of operating lease liabilities were as follows:

Year Ended December 31,
(Dollars in thousands)
2022 (excluding the three months ended March 31, 2022)	$5,452
2023	7,466
2024	6,845
2025	6,637
2026	5,573
Thereafter	1,119
Total operating lease payments [1]	$33,092
Less: Interest	3,845
Present value of operating lease liabilities [2]	$29,247
_______________________________________________________________

1Operating lease payments exclude $0.1 million of legally binding lease payments for leases signed but not yet commenced.
2Homebuilding and financial services operating lease liabilities of $29.1 million and $0.1 million, respectively, are included as a component of accrued and other liabilities and accounts payable and accrued liabilities, respectively, in the homebuilding and financial services section of our consolidated balance sheet at March 31, 2022.

9.    Homebuilding Prepaids and Other Assets
The following table sets forth the components of homebuilding prepaids and other assets:

	March 31, 2022	December 31, 2021

	(Dollars in thousands)
Operating lease right-of-use asset (Note 8)	$28,007	$25,514
Land option deposits	52,225	41,617
Prepaids	20,975	26,058
Goodwill	6,008	6,008
Deferred debt issuance costs on revolving credit facility, net	6,712	7,166
Other	193	199
Total prepaids and other assets	$114,120	$106,562

10.    Homebuilding Accrued and Other Liabilities and Financial Services Accounts Payable and Accrued Liabilities
The following table sets forth information relating to homebuilding accrued and other liabilities:

	March 31, 2022	December 31, 2021

	(Dollars in thousands)
Accrued compensation and related expenses	$54,567	$81,417
Customer and escrow deposits	97,426	89,353
Warranty accrual (Note 11)	40,946	37,491
Lease liability (Note 8)	29,125	26,440
Accrued interest	14,889	30,934
Construction defect claim reserves (Note 12)	9,023	9,287
Land development and home construction accruals	24,739	22,012
Income taxes payable	62,032	9,836
Other accrued liabilities	72,393	64,140
Total accrued and other liabilities	$405,140	$370,910
The following table sets forth information relating to financial services accounts payable and accrued liabilities:

	March 31, 2022	December 31, 2021

	(Dollars in thousands)
Insurance reserves	$75,401	$72,900
Accounts payable and other accrued liabilities	25,150	25,003
Total accounts payable and accrued liabilities	$100,551	$97,903

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
The table set forth below summarizes accrual, adjustment and payment activity related to our warranty accrual for the three months ended March 31, 2022 and 2021. The warranty accrual increased due to the increase in the number of home closings as well as a $2.4 million adjustment to increase our warranty accrual during the three months ended March 31, 2022. This adjustment was due to higher general warranty related expenditures. There was no warranty adjustment during the three months ended March 31, 2021.

	Three Months Ended March 31,
	2022	2021

	(Dollars in thousands)
Balance at beginning of period	$37,491	$33,664
Expense provisions	5,832	4,385
Cash payments	(4,817)	(4,176)
Adjustments	2,440	—
Balance at end of period	$40,946	$33,873

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
The table set forth below summarizes our insurance and construction defect claim reserves activity for the three months ended March 31, 2022 and 2021. These reserves are included as a component of accounts payable and accrued liabilities and accrued and other liabilities in the financial services and homebuilding sections, respectively, of the consolidated balance sheets.

	Three Months Ended March 31,
	2022	2021

	(Dollars in thousands)
Balance at beginning of period	$82,187	$70,054
Expense provisions	4,432	4,283
Cash payments, net of recoveries	(2,195)	(334)
Balance at end of period	$84,424	$74,003
In the ordinary course of business, we make payments from our insurance and construction defect claim reserves to settle litigation claims arising from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the three months ended March 31, 2022 and 2021 are not necessarily indicative of what future cash payments will be for subsequent periods.
13.    Income Taxes

Our overall effective income tax rates were 26.5% and 23.3% for the three months ended March 31, 2022 and 2021, respectively, resulting in income tax expense of $53.5 million and $33.6 million for the same periods, respectively. The year-over-year increase in our effective tax rate for the three months ended March 31, 2022 was primarily due to energy tax credits not being extended into 2022 and a decrease in the windfall on non-qualifying stock options exercised and lapsed restricted stock during the period.

14.    Senior Notes
The carrying values of our senior notes as of March 31, 2022 and December 31, 2021, net of any unamortized debt issuance costs or discount, were as follows:

	March 31, 2022	December 31, 2021

	(Dollars in thousands)
3.850% Senior Notes due January 2030, net	$297,760	$297,699
2.500% Senior Notes due January 2031, net	347,197	347,126
6.000% Senior Notes due January 2043, net	490,956	490,903
3.966% Senior Notes due August 2061, net	346,063	346,053
Total	$1,481,976	$1,481,781
Our senior notes are not secured and, while the senior note indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries.
In January 2021, we completed an offering of $350.0 million of 2.500% senior notes due January 2031 at 100% of par. In August 2021, the Company issued $350.0 million of 3.966% senior notes due August 2061 at 100% of par. We used the net proceeds for general corporate purposes, which included the retirement of our 5.500% senior notes discussed further below, which were scheduled to mature in January 2024.
In September 2021, we accelerated the retirement of $123.6 million of our 5.500% senior notes scheduled to mature in January 2024 through a cash tender offer. The retirement resulted in a loss of $12.2 million, which included the write-off of debt issuance costs and transaction fees. In December 2021, we accelerated the retirement of the remaining $126.4 million of our 5.500% senior notes pursuant to their optional redemption provisions. This retirement resulted in a loss of $11.4 million, which included the write-off of debt issuance costs and transaction fees.
15.    Stock-Based Compensation
The following table sets forth share-based award expense activity for the three months ended March 31, 2022 and 2021, which is included as a component of selling, general and administrative expenses and expenses in the homebuilding and financial services sections of our consolidated statements of operations and comprehensive income, respectively:

	Three Months Ended March 31,
	2022	2021

	(Dollars in thousands)
Stock option grants expense	$587	$864
Restricted stock awards expense	2,587	2,469
Performance share units expense	11,708	6,593
Total stock-based compensation	$14,882	$9,926
Additional detail on the performance share units ("PSUs") expense is included below:
2018 PSU Grants. The 2018 PSU awards vested on April 29, 2021. For the three months ended March 31, 2021, the Company recorded share-based award expense of $1.3 million related to these awards.
2019 PSU Grants. The 2019 PSU awards vested on February 3, 2022. For the three months ended March 31, 2021, the Company recorded share-based award expense of $1.8 million related to these awards.
2020 PSU Grants. As of March 31, 2022, the Company recorded the required share-based award expense related to the awards of $2.5 million for the three months ended March 31, 2022, based on its assessment of the probability for achievement of the performance targets. For the three months ended March 31, 2021, the Company recorded share-based award expense of $3.5 million related to these awards.
2021 PSU Grants. As of March 31, 2022, the Company recorded the required share-based award expense related to the awards of $9.3 million for the three months ended March 31, 2022, based on its assessment of the probability for achievement of the performance targets.
16.    Commitments and Contingencies
Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At March 31, 2022, we had outstanding surety bonds and letters of credit totaling $383.8 million and $205.1 million, respectively, including $153.4 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $209.4 million and $157.4 million, respectively. All letters of credit as of March 31, 2022, excluding those issued by HomeAmerican, were issued under our unsecured revolving credit facility (see Note 18 for further discussion of the revolving credit facility). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.
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
Lot Option Contracts. In the ordinary course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allow us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, and minimizes the amount of land inventories on our consolidated balance sheets. In certain cases, these contracts will be settled shortly following the end of the period. Our obligation with respect to Option Contracts is generally limited to forfeiture of the related deposits. At March 31, 2022, we had cash deposits and letters of credit totaling $45.0 million and $13.3 million, respectively, at risk associated with the option to purchase 11,205 lots.

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
At March 31, 2022, we had interest rate lock commitments with an aggregate principal balance of $521.1 million. Additionally, we had $66.2 million of mortgage loans held-for-sale at March 31, 2022 that had not yet been committed to a mortgage purchaser. In order to hedge the changes in fair value of our interest rate lock commitments and mortgage loans held-for-sale that had not yet been committed to a mortgage purchaser, we had forward sales of securities totaling $378.5 million at March 31, 2022.
For the three months ended March 31, 2022 and 2021, we recorded net gains on derivatives of $3.6 million and $9.0 million, respectively, in revenues in the financial services section of our consolidated statements of operations and comprehensive income.
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
The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of March 31, 2022.

We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At March 31, 2022 and December 31, 2021, there were $51.7 million and $40.1 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. At March 31, 2022 and December 31, 2021, we had $10.0 million and $10.0 million, respectively, outstanding under the Revolving Credit Facility. As of March 31, 2022, availability under the Revolving Credit Facility was approximately $1.14 billion.

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

The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased by $75 million on March 23, 2022 effective through April 26, 2022. The maximum aggregate commitment of the Mortgage Repurchase Facility was not temporarily increased as of December 31, 2021. At March 31, 2022 and December 31, 2021, HomeAmerican had $178.2 million and $256.3 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. The December 21, 2021 amendment also provides for a transition from a pricing rate based on the London Interbank Offered Rate (LIBOR) to one based on the Secured Overnight Financing Rate (SOFR).
The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of March 31, 2022.
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
As the combined assets, liabilities and results of operations of M.D.C. Holdings, Inc. and the Guarantor Subsidiaries (the “Obligor Group”) are not materially different from those in the homebuilding section of our consolidated balance sheets and consolidated statements of operations and comprehensive income, separate summarized financial information of the Obligor Group has not been included. As of March 31, 2022 and December 31, 2021, amounts due to non-guarantor subsidiaries from the Obligor Group totaled $58.9 million and $60.2 million, respectively.

21.    Subsequent Events
On April 21, 2022, our subsidiary, Richmand American Homes of Tennessee, Inc., entered into an asset purchase agreement ("Purchase Agreement") to acquire substantially all of the homebuilding assets of The Jones Company of Tennessee, L.L.C. (“Seller”) for a purchase price of $117.3 million, subject to the adjustments outlined below, which is expected to be paid entirely in cash. The Seller is a leading homebuilder in the Nashville, Tennessee area, and this acquisition provides us with the opportunity to quickly scale our operations and increase our footprint in one of our newest markets.

The purchase price is subject to adjustments for the amount of land being conveyed at closing, the number of land purchase contracts being assigned at closing, work in process, home closings, and other customary adjustments. The consummation of the transaction is subject to the approval of the MDC board of directors and customary conditions. We currently expect the transaction to close near the end of the second quarter of 2022.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with, and is qualified in its entirety by, the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are based upon management’s experiences, observations, and analyses. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021 and this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2022	2021

	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$1,240,520	$1,041,858
Home cost of sales	(921,378)	(813,888)
Inventory impairments	(660)	—
Total cost of sales	(922,038)	(813,888)
Gross profit	318,482	227,970
Gross margin	25.7%	21.9%
Selling, general and administrative expenses	(129,314)	(114,993)
Interest and other income	755	967
Other expense	(1,424)	(437)
Homebuilding pretax income	188,499	113,507

Financial Services:
Revenues	29,131	45,023
Expenses	(16,935)	(15,105)
Other income, net	1,187	887
Financial services pretax income	13,383	30,805

Income before income taxes	201,882	144,312
Provision for income taxes	(53,461)	(33,622)
Net income	$148,421	$110,690

Earnings per share:
Basic	$2.09	$1.58
Diluted	$2.02	$1.51

Weighted average common shares outstanding:
Basic	70,766,146	69,790,927
Diluted	72,938,414	72,788,177

Dividends declared per share	$0.50	$0.37

Cash provided by (used in):
Operating Activities	$118,055	$(57,957)
Investing Activities	$(6,884)	$(5,749)
Financing Activities	$(126,280)	$336,342

Overview
Industry Conditions and Outlook for MDC*

The housing market was resilient during the first quarter despite volatile geopolitical conditions, accelerating inflationary pressures, and increasing mortgage interest rates. We believe the strength in demand for new homes continues to be driven by a supply-demand imbalance resulting from over a decade of underproduction of new homes and a continued focus on suburban ownership. As a result of this supply-demand imbalance, we continued to raise sales prices in the majority of our communities during the first quarter in order to (1) offset cost increases, which have been significant due to labor and material shortages and inflationary pressures; (2) reduce our sales absorption rate to keep our backlog at a level that is manageable for our construction personnel and trade partners, and; (3) improve the profitability per home closed given the limits on construction capacity. As a result of our focus on pricing over the past year, our gross margin from home sales for the first quarter was 25.7%, an improvement of 380 basis points compared to the first quarter of 2021.

Throughout the industry we have seen continued disruptions in the supply chain due to the impacts of the pandemic and strong demand for new homes, which have caused shortages of certain building materials and tightness in labor markets. These disruptions have caused our cycle times to extend. We continue to work with our suppliers and trade partners to address these issues, but we do not expect conditions to significantly improve in the near term. Continued supply chain disruptions and labor and material shortages could further extend delivery times and increase cost pressures.

We ended the quarter in a strong financial position, with total cash and cash equivalents of $582 million, total liquidity of $1.73 billion and a debt-to-capital ratio of 35.5%, giving us the ability to continue to grow our business responsibly. To that end, subsequent to the first quarter our subsidiary, Richmond American Homes of Tennessee, Inc., entered into an asset purchase agreement to acquire substantially all of the homebuilding assets of The Jones Company of Tennessee, L.L.C., a leading homebuilder in the Nashville market. This acquisition provides us with the opportunity to quickly scale our operations in one of our newest markets and allows us to increase our footprint within one of our more affordable markets.

While we remain confident in the long term growth prospects for the industry, the demand for new homes is subject to continued and increasing uncertainty due to many factors, including the current geopolitical environment, the recent increase in mortgage interest rates, rising inflation, the ongoing impact of the COVID-19 pandemic and other factors. The potential effect of these factors is highly uncertain and could adversely and materially impact our operations and financial results in future periods.

Three Months Ended March 31, 2022
For the three months ended March 31, 2022, our net income was $148.4 million, or $2.02 per diluted share, a 34% increase compared to net income of $110.7 million, or $1.51 per diluted share, for the same period in the prior year. Our homebuilding business was the driver of these year-over-year improvements, as pretax income from our homebuilding operations increased $75.0 million, or 66%, compared to the same period in the prior year. This was slightly offset by a decrease in pretax income from our financial services operation of $17.4 million, or 57%, compared to the period ended March 31, 2021. The increase in homebuilding pretax income was the result of a 19% increase in home sale revenues and a 430 basis point increase in our operating margin. The increase in operating margin is the result of our improved pricing resulting in an increase to gross margin of 380 basis points as well as an improvement of 60 basis points in our selling, general and administrative expenses as a percentage of home sale revenues. The decrease in financial services pretax income was primarily due to our mortgage operations, which benefited from increased profitability per loan originated during the period ended March 31, 2021. As competition in the primary mortgage market has increased, we have seen these profit levels return to more historical levels during the period ended March 31, 2022.
The dollar value of our net new home orders increased 12% from the prior year period, due to a 14% increase in the average selling price of net new orders, slightly offset by a 2% decrease in the number of net new orders. The decrease in the number of net new orders was due to an decrease in the monthly sales absorption rate in order to keep our backlog at a manageable level given the increase in cycle times discussed above. The increase in the average selling price was the result of continued price increases implemented in nearly all of our communities.
* See "Forward-Looking Statements" below.

Homebuilding
Pretax Income:

	Three Months Ended
	March 31,		Change
	2022	2021	Amount	%

	(Dollars in thousands)
West	$130,526	$77,187	$53,339	69%
Mountain	50,506	45,858	4,648	10%
East	31,394	7,835	23,559	301%
Corporate	(23,927)	(17,373)	(6,554)	(38)%
Total Homebuilding pretax income	$188,499	$113,507	$74,992	66%
For the three months ended March 31, 2022, we recorded homebuilding pretax income of $188.5 million, an increase of 66% from $113.5 million for the same period in the prior year. The increase was due to a 19% increase in home sale revenues, a 380 basis point increase in our gross margin from home sales and a 60 basis point decrease in our selling, general and administrative expenses as a percentage of revenue.
Our West segment experienced a $53.3 million year-over-year increase in pretax income, due to a 15% increase in home sales revenue and an improved gross margin. Our Mountain segment experienced a $4.6 million increase in pretax income from the prior year, as a result of a 3% increase in home sales revenue and an improved gross margin. Our East segment experienced a $23.6 million increase in pretax income from the prior year, due primarily to a 97% increase in home sales revenue as well as an improved gross margin. Each of our homebuilding segments also benefited from decreased selling, general and administrative expenses as a percentage of revenue driven by improved operating leverage. Our Corporate segment experienced a $6.6 million decrease in pretax income, due primarily to increases in stock-based compensation expense, bonus expense and salary related expenses due to higher average headcount and increased salaries.
Assets:

	March 31, 2022	December 31, 2021	Change
			Amount	%

	(Dollars in thousands)
West	$2,548,681	$2,472,378	$76,303	3%
Mountain	1,141,395	1,072,717	68,678	6%
East	479,790	450,675	29,115	6%
Corporate	547,698	547,364	334	0%
Total homebuilding assets	$4,717,564	$4,543,134	$174,430	4%
Total homebuilding assets increased 4% from December 31, 2021 to March 31, 2022. Homebuilding assets increased in each of our operating segments largely due to a greater number of homes completed or under construction as of period-end.

New Home Deliveries & Home Sale Revenues:
Changes in home sale revenues are impacted by changes in the number of new homes delivered and the average selling price of those delivered homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	Three Months Ended March 31,
	2022			2021			% Change
	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price

	(Dollars in thousands)
West	1,243	$707,311	$569.0	1,276	$616,611	$483.2	(3)%	15%	18%
Mountain	548	335,128	611.5	612	324,717	530.6	(10)%	3%	15%
East	442	198,081	448.1	290	100,530	346.7	52%	97%	29%
Total	2,233	$1,240,520	$555.5	2,178	$1,041,858	$478.4	3%	19%	16%

For the quarter ended March 31, 2022, the number of new homes delivered in each of our segments was negatively impacted by an increase in construction cycle times. This increase was primarily the result of extended permitting times, supply chain disruptions and labor shortages as a result of the pandemic as well as the increased demand for new homes.
West Segment Commentary
For the three months ended March 31, 2022, the decrease in new home deliveries was the result of a decrease in backlog conversion rates in most of our markets within this segment as a result of the increased construction cycle times discussed above. This decrease was partially offset by an increase in the number of homes in backlog to begin the period. The average selling price of homes delivered increased as a result of price increases implemented over the past twelve months as well as a shift in geographic mix of homes delivered from Nevada to our Northern California markets. These increases were slightly offset by a shift in mix to lower priced communities.
Mountain Segment Commentary
For the three months ended March 31, 2022, the decrease in new home deliveries was the result of a decrease in backlog conversion rates in most of our markets within this segment as a result of the increased construction cycle times discussed above. This decrease was partially offset by an increase in the number of homes in backlog to begin the period. The average selling price of homes delivered increased as a result of price increases implemented over the past twelve months.

East Segment Commentary
For the three months ended March 31, 2022, the increase in new home deliveries was the result of an increase in the number of homes in backlog to begin the period as well as an increase in backlog conversion rates as a result of the construction status of those homes in beginning backlog. The average selling price of homes delivered increased as a result of price increases implemented over the past twelve months as well as a shift in mix within several markets to higher priced communities.

Gross Margin from Home Sales:
Our gross margin from home sales for the three months ended March 31, 2022, increased 380 basis points year-over-year from 21.9% to 25.7%. Gross margin from home sales increased across each of our segments on both build-to-order and speculative home deliveries driven by continued price increases implemented across nearly all of our communities. This increase was partially offset by an increase in building costs year-over-year, a $0.7 million inventory impairment and a $2.4 million warranty accrual adjustment recognized during the three months ended March 31, 2022.

Selling, General and Administrative Expenses:

	Three Months Ended March 31,
	2022	2021	Change

	(Dollars in thousands)
General and administrative expenses	$71,983	$57,163	$14,820
General and administrative expenses as a percentage of home sale revenues	5.8%	5.5%	30 bps
Marketing expenses	$25,632	$25,703	$(71)
Marketing expenses as a percentage of home sale revenues	2.1%	2.5%	-40 bps
Commissions expenses	$31,699	$32,127	$(428)
Commissions expenses as a percentage of home sale revenues	2.6%	3.1%	-50 bps
Total selling, general and administrative expenses	$129,314	$114,993	$14,321
Total selling, general and administrative expenses as a percentage of home sale revenues	10.4%	11.0%	-60 bps
General and administrative expenses increased for the three months ended March 31, 2022 due to (1) increased stock-based compensation expenses, (2) increased salary related expenses due to higher average headcount and (3) increased bonus expenses.
Marketing expenses were flat for the three months ended March 31, 2022, as increased salary related expenses were offset by decreased product advertising costs.
Commissions expenses decreased slightly for the three months ended March 31, 2021 due to increased home sale revenues, which were offset by changes to our commission structure.

Other Homebuilding Operating Data
Net New Orders and Active Subdivisions:
Changes in the dollar value of net new orders are impacted by changes in the number of net new orders and the average selling price of those homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	Three Months Ended March 31,
	2022				2021				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate

	(Dollars in thousands)
West	1,704	$1,000,954	$587.4	5.54	1,775	$904,691	$509.7	5.80	(4)%	11%	15%	(4)%
Mountain	920	581,971	632.6	5.63	1,011	562,753	556.6	5.91	(9)%	3%	14%	(5)%
East	527	253,850	481.7	4.78	423	168,021	397.2	4.62	25%	51%	21%	3%
Total	3,151	$1,836,775	$582.9	5.42	3,209	$1,635,465	$509.6	5.64	(2)%	12%	14%	(4)%

*Calculated as total net new orders (gross orders less cancellations) in period ÷ average active communities during period ÷ number of months in period.

				Average Active Subdivisions
	Active Subdivisions			Three Months Ended
	March 31,		%	March 31,		%
	2022	2021	Change	2022	2021	Change
West	112	97	15%	103	102	1%
Mountain	53	55	(4)%	55	57	(4)%
East	35	34	3%	37	31	19%
Total	200	186	8%	195	190	3%
West Segment Commentary
For the three months ended March 31, 2022, the decrease in net new orders was due to a decrease in the monthly sales absorption rate. This was partially offset by an increase in average active subdivisions year-over-year. The increase in average selling price was due to continued price increases implemented over the last twelve months within nearly all of our communities. These increases were partially offset by a shift in mix to lower priced communities.
Mountain Segment Commentary
For the three months ended March 31, 2022, the decrease in net new orders was due to a decrease in the monthly sales absorption rates in each of our Colorado and Utah markets, as well as a decrease in average active subdivisions within our Utah market. The increase in average selling price was due to price increases implemented over the last twelve months within nearly all of our communities.
East Segment Commentary
For the three months ended March 31, 2022, the increase in net new orders was primarily driven by an increase in average active subdivisions year-over-year, as well as an increase in the monthly sales absorption rates in each of our Florida markets. The increase in average selling price was due to price increases implemented over the last twelve months within nearly all of our communities.

Cancellation Rate:

	Cancellations as a Percentage of Homes in Beginning Backlog
	2022	2021
	Three Months Ended
	March 31,	March 31,
West	8%	7%
Mountain	8%	8%
East	9%	13%
Total	8%	8%
Our cancellations as a percentage of homes in beginning backlog to start the quarter (“cancellation rate”) was consistent year-over-year. The improvement in our East Segment was primarily driven by our Florida markets, which experienced improved economic conditions year-over-year, driven by unemployment rates that have returned to pre-pandemic levels.
Backlog:

	March 31,
	2022			2021			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price

	(Dollars in thousands)
West	4,677	$2,651,123	$566.8	4,209	$2,157,618	$512.6	11%	23%	11%
Mountain	2,546	1,668,048	655.2	2,417	1,355,201	560.7	5%	23%	17%
East	1,335	628,631	470.9	1,060	414,474	391.0	26%	52%	20%
Total	8,558	$4,947,802	$578.1	7,686	$3,927,293	$511.0	11%	26%	13%
At March 31, 2022, we had 8,558 homes in backlog with a total value of $4.95 billion. This represented an 11% increase in the number of homes in backlog and a 26% increase in the dollar value of homes in backlog from March 31, 2021. The increase in the number of homes in backlog is primarily a result of an increase in cycle times within nearly all of our markets. The increase in the average selling price of homes in backlog is due to continued price increases implemented over the past twelve months in nearly all of our communities. These increases were slightly offset by a shift in mix to lower priced communities, most notably in our West segment, consistent with our ongoing strategy of offering more affordable home plans. Our ability to convert backlog into closings could be negatively impacted in future periods by the pandemic, the extent to which is highly uncertain and depends on future developments.
Homes Completed or Under Construction (WIP lots):

	March 31,		%
	2022	2021	Change
Unsold:
Completed	19	36	(47)%
Under construction	313	64	389%
Total unsold started homes	332	100	232%
Sold homes under construction or completed	7,445	5,854	27%
Model homes under construction or completed	513	502	2%
Total homes completed or under construction	8,290	6,456	28%
The increase in sold homes under construction or completed is due to the increase in the number of homes in backlog year-over-year due to increase in cycle times discussed above.

Lots Owned and Optioned (including homes completed or under construction):

	March 31, 2022			March 31, 2021
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total	Total % Change
West	15,548	4,237	19,785	12,658	3,921	16,579	19%
Mountain	6,741	4,240	10,981	6,790	3,418	10,208	8%
East	4,318	2,728	7,046	3,088	2,148	5,236	35%
Total	26,607	11,205	37,812	22,536	9,487	32,023	18%
Our total owned and optioned lots at March 31, 2022 were 37,812, which was an 18% increase year-over-year. We believe that our total lot supply, coupled with our planned acquisition activity, can support growth in future periods. See "Forward-Looking Statements" below.
Financial Services

	Three Months Ended
	March 31,		Change
	2022	2021	Amount	%

	(Dollars in thousands)
Financial services revenues
Mortgage operations	$17,601	$35,165	$(17,564)	(50)%
Other	11,530	9,858	1,672	17%
Total financial services revenues	$29,131	$45,023	$(15,892)	(35)%
Financial services pretax income
Mortgage operations	$7,433	$26,039	$(18,605)	(71)%
Other	5,950	4,766	1,183	25%
Total financial services pretax income	$13,383	$30,805	$(17,422)	(57)%
For the three months ended March 31, 2022, our financial services pretax income decreased to $13.4 million compared to $30.8 million in the first quarter of 2021. The decrease was due to our mortgage operations, which saw a decrease in pretax income from $26.0 million in the first quarter of 2021, which was our most profitable quarter in history, to $7.4 million in the first quarter of 2022. As competition in the primary mortgage market has increased, we have seen our profitability per loan originated return to more historical levels.

The following table sets forth information for our mortgage operations segment relating to mortgage loans originated and capture rate.

	Three Months Ended		% or Percentage Change
	March 31,
	2022	2021

	(Dollars in thousands)
Total Originations (including transfer loans):
Loans	1,314	1,568	(16)%
Principal	$605,800	$616,004	(2)%
Capture Rate Data:
Capture rate as % of all homes delivered	59%	72%	(13)%
Capture rate as % of all homes delivered (excludes cash sales)	62%	74%	(12)%
Mortgage Loan Origination Product Mix:
FHA loans	12%	20%	(8)%
Other government loans (VA & USDA)	20%	17%	3%
Total government loans	32%	37%	(5)%
Conventional loans	68%	63%	5%
	100%	100%	—%
Loan Type:
Fixed rate	99%	100%	(1)%
ARM	1%	—%	1%
Credit Quality:
Average FICO Score	742	738	1%
Other Data:
Average Combined LTV ratio	82%	85%	(3)%
Full documentation loans	100%	100%	—%
Loans Sold to Third Parties:
Loans	1,527	1,586	(4)%
Principal	$691,358	$610,897	13%
Income Taxes
Our overall effective income tax rates were 26.5% and 23.3% for the three months ended March 31, 2022 and 2021, respectively, resulting in income tax expense of $53.5 million and $33.6 million for the same periods, respectively. The year-over-year increase in our effective tax rate for the three months ended March 31, 2022 was primarily due to energy tax credits not being extended into 2022 and a decrease in the windfall on non-qualifying stock options exercised and lapsed restricted stock during the period.

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
Our critical accounting estimates and policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of March 31, 2021, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, payments due on our Mortgage Repurchase Facility, purchase obligations related to expected acquisition of land under purchase agreements and land development agreements (many of which are secured by letters of credit or surety bonds) and operating leases. Other material cash requirements include land acquisition and development costs not yet contracted for, home construction costs, operating expenses, including our selling, general and administrative expenses, investments and funding of capital improvements and dividend payments.
At March 31, 2022, we had outstanding senior notes with varying maturities totaling an aggregate principal amount of $1.5 billion, with none payable within 12 months. Future interest payments associated with the notes total $1.3 billion, with $64.2 million payable within 12 months. As of March 31, 2022, we had $33.1 million of required operating lease future minimum payments.
At March 31, 2022, we had deposits of $52.3 million in the form of cash and $16.1 million in the form of letters of credit that secured option contracts to purchase 11,205 lots for a total estimated purchase price of $1.02 billion.
At March 31, 2022, we had outstanding surety bonds and letters of credit totaling $383.8 million and $205.1 million, respectively, including $153.4 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $209.4 million and $157.4 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit. We have made no material guarantees with respect to third-party obligations.
Capital Resources
Our capital structure is primarily a combination of (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our 3.850% senior notes due 2030, 2.500% senior notes due 2031, 6.000% senior notes due 2043, and 3.966% senior notes due 2061; (3) our Revolving Credit Facility and (4) our Mortgage Repurchase Facility. During the year-ended December 31, 2021, we accelerated the retirement of all of our $250 million 5.500% senior notes, which were scheduled to mature in January 2024 (see Note 14, Senior Notes, in the notes to the financial statements for further discussion).

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
The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of March 31, 2022.
We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At March 31, 2022 and December 31, 2021, there were $51.7 million and $40.1 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. At March 31, 2022 and December 31, 2021, we had $10.0 million and $10.0 million, respectively, outstanding under the Revolving Credit Facility. As of March 31, 2022, availability under the Revolving Credit Facility was approximately $1.14 billion.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The Mortgage Repurchase Facility was amended on September 24, 2020, March 25, 2021, May 20, 2021, and December 21, 2021 to adjust the commitments to purchase for specific time periods. As part of the amendments, the commitments to purchase (subject to increase by up to $75 million under certain conditions) were increased as follows: (1) $200 million for the periods December 22, 2020 through February 4, 2021, (2) $175 million for the periods March 25, 2021 through April 22, 2021, June 23, 2021 through July 22, 2021, September 22, 2021 through October 21, 2021, and March 23, 2022 through April 21, 2022 and (3) $400 million for the period December 21, 2021 through February 15, 2022. The Mortgage Repurchase Facility is scheduled to terminate on May 19, 2022. We are currently in negotiations to extend the Mortgage Repurchase Facility.

The maximum aggregate commitment of the Mortgage Repurchase Facility was temporarily increased by $75 million on March 23, 2022 effective through April 26, 2022. The maximum aggregate commitment of the Mortgage Repurchase Facility was not temporarily increased as of December 31, 2021. At March 31, 2022 and December 31, 2021, HomeAmerican had $178.2 million and $256.3 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. The December 21, 2021 amendment also provides for a transition from a pricing rate based on the London Interbank Offered Rate (LIBOR) to one based on the Secured Overnight Financing Rate (SOFR).
The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of March 31, 2022.
Dividends
During the three months ended March 31, 2022 and 2021, we paid cash dividends of $0.50 per share and $0.37 per share, respectively. Additionally, during the three months ended March 31, 2021, we distributed an 8% stock dividend.
MDC Common Stock Repurchase Program
At March 31, 2022, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the three months ended March 31, 2022.

Consolidated Cash Flow
During the three months ended March 31, 2022, net cash provided by operating activities was $118.1 million compared with net cash used in operating activities of $58.0 million in the prior year period. Cash used to increase housing completed or under construction for the three months ended March 31, 2022 and 2021 was $277.2 million and $218.7 million, respectively, as homes in inventory increased significantly during both periods. During the three months ended March 31, 2022 and 2021, the most significant source of cash provided by operating activities was net income of $148.4 million and $110.7 million, respectively. Cash provided by the decrease in mortgage loans held-for-sale increased $92.8 million from $1.8 million in the three months ended March 31, 2021, as a result of the above average level of originations that occur during the fourth quarter, as well as a year-over-year decrease in the capture rate on homes delivered in the three months ended March 31, 2022. Cash provided by the decrease in land and land under development for the three months ended March 31, 2022 and 2021 was $108.8 million and $35.0 million, respectively, as home starts outnumbered lot acquisitions during the respective periods. Cash used to increase trade and other receivables for the three months ended March 31, 2022 and 2021 was $16.7 million and $40.3 million, respectively, due to the year-over-year increases in home deliveries during both periods. Cash provided by the change in accounts payable and accrued liabilities for the three months ended March 31, 2022 and 2021 was $57.6 million and $61.6 million, respectively, due to the increased construction spend during both periods as a result of the increases in home deliveries as well as the increase in homes in inventory at both period ends.
During the three months ended March 31, 2022 and 2021, net cash used in investing activities was $6.9 million and $5.7 million, respectively. This primarily relates to cash used to purchase property and equipment, which increased slightly year-over-year.
During the three months ended March 31, 2022, net cash used in financing activities was $126.3 million compared with net cash provided by financing activities of $336.3 million in the prior year period. The primary driver of this decrease in net cash provided by financing activities was the proceeds from the issuance of senior notes of $347.7 million during the three months ended March 31, 2021. Cash used in payments on mortgage repurchase facility was $78.1 million for the three months ended March 31, 2022 compared with cash provided by advances on mortgage repurchase facility of $15.1 million for the three months ended March 31, 2021, driven by the increased proceeds from the sale of mortgage loans.

OTHER
Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q, as well as statements made by us in periodic press releases, oral statements made by our officials in the course of presentations about the Company and conference calls in connection with quarterly earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operations, cash flows, strategies and prospects. These forward-looking statements may be identified by terminology such as “likely,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be considered. Additionally, information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and Item 1A of Part II of this Quarterly Report on Form 10-Q.
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
As of March 31, 2022, our cash and cash equivalents included commercial bank deposits and money market funds.
We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments and debt. Derivative instruments utilized in the normal course of business by HomeAmerican include interest rate lock commitments and forward sales of mortgage-backed securities, which are used to manage the price risk on fluctuations in interest rates on our mortgage loans in inventory and interest rate lock commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed at March 31, 2022 had an aggregate principal balance of $521.1 million, all of which were under interest rate lock commitments at an average interest rate of 3.85%. In addition, HomeAmerican had mortgage loans held-for-sale with an aggregate principal balance of $189.9 million at March 31, 2022, of which $66.2 million had not yet been committed to a mortgage purchaser and had an average interest rate of 3.49%. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale which had not yet been committed to a mortgage purchaser, HomeAmerican had forward sales of securities totaling $378.5 million and $275.6 million at March 31, 2022 and December 31, 2021, respectively.
HomeAmerican provides mortgage loans that generally are sold forward and subsequently delivered to a third-party purchaser between 5 and 35 days. Forward commitments are used for non-trading purposes to sell mortgage loans and hedge price risk due to fluctuations in interest rates on rate-locked mortgage loans in process that have not closed. Due to this economic hedging philosophy, the market risk associated with these mortgages is limited. For forward sales commitments, as well as commitments to originate mortgage loans that are still outstanding at the end of a reporting period, we record the changes in fair value of the derivatives in revenues in the financial services section of the consolidated statements of operations and comprehensive income with an offset to either other assets or accounts payable and accrued liabilities in the financial services section of our consolidated balance sheets, depending on the nature of the change.
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
(b)Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.     Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors that appeared under Item 1A. Risk Factors in the Company’s 2021 Annual Report on Form 10-K. There are no material changes from the risk factors included within the Company’s 2021 Annual Report on Form 10-K.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchase of common stock during the three months ended March 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number of Shares that may yet be Purchased under the Plan or Program (2)
January 1 to January 31, 2022	—	N/A	—	4,000,000
February 1 to February 28, 2022	32,926	$45.45	—	4,000,000
March 1 to March 31, 2022	—	N/A	—	4,000,000
(1) Represents shares of common stock withheld by us to cover withholding taxes due upon the vesting of restricted stock award shares, at the election of certain holders of nonvested shares, with market value approximating the amount of withholding taxes due.
(2) We are authorized to repurchase up to 4,000,000 shares of our common stock. There were no shares of MDC common stock repurchased under this repurchase program during the three month period ended March 31, 2022.

Item 6.        Exhibits

2.1
Asset Purchase Agreement, dated as of April 21, 2022, between Richmond American Homes of Tennessee, Inc. and The Jones Company of Tennessee, L.L.C. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed April 22, 2022). *

22	Subsidiary Guarantors (incorporated by reference to Exhibit 22 to the Company's Form 10-Q for the quarter ended June 30, 2021). *
31.1	Certification of principal executive officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2022 and 2021, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021; and (v) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________________
*Incorporated by reference.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2022	M.D.C. HOLDINGS, INC.
(Registrant)

By: /s/ Robert N. Martin
Robert N. Martin Senior Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)