Form 10-Q
period 2022-06-30
M.D.C. HOLDINGS, INC.
filed 2022-07-28
CIK 773141

City

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
(303) 773-1100
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	MDC	New York Stock Exchange
6% Senior Notes due January 2043	MDC 43	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of July 26, 2022, 71,156,158 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTER ENDED June 30, 2022

(i)

PART I. FINANCIAL INFORMATION
Item 1.    Unaudited Consolidated Financial Statements
M.D.C. HOLDINGS, INC.
Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
	(unaudited)
	(Dollars in thousands, except per share amounts)
ASSETS
Homebuilding:
Cash and cash equivalents	$475,254	$485,839
Restricted cash	5,994	12,799
Trade and other receivables	121,202	98,580
Inventories:
Housing completed or under construction	2,385,563	1,917,616
Land and land under development	1,717,022	1,843,235
Total inventories	4,102,585	3,760,851
Property and equipment, net	61,574	60,561
Deferred tax asset, net	16,735	17,942
Prepaids and other assets	95,956	106,562
Total homebuilding assets	4,879,300	4,543,134
Financial Services:
Cash and cash equivalents	114,989	104,821
Mortgage loans held-for-sale, net	190,070	282,529
Other assets	48,468	33,044
Total financial services assets	353,527	420,394
Total Assets	$5,232,827	$4,963,528
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$186,252	$149,488
Accrued and other liabilities	397,349	370,910
Revolving credit facility	10,000	10,000
Senior notes, net	1,482,174	1,481,781
Total homebuilding liabilities	2,075,775	2,012,179
Financial Services:
Accounts payable and accrued liabilities	107,170	97,903
Mortgage repurchase facility	175,565	256,300
Total financial services liabilities	282,735	354,203
Total Liabilities	2,358,510	2,366,382
Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized; 71,157,875 and 70,668,093 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	712	707
Additional paid-in-capital	1,719,642	1,709,276
Retained earnings	1,153,963	887,163
Total Stockholders' Equity	2,874,317	2,597,146
Total Liabilities and Stockholders' Equity	$5,232,827	$4,963,528
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$1,450,823	$1,367,773	$2,691,343	$2,409,631
Home cost of sales	(1,062,016)	(1,051,181)	(1,983,394)	(1,865,069)
Inventory impairments	—	—	(660)	—
Total cost of sales	(1,062,016)	(1,051,181)	(1,984,054)	(1,865,069)
Gross profit	388,807	316,592	707,289	544,562
Selling, general and administrative expenses	(133,849)	(128,861)	(263,163)	(243,854)
Interest and other income	822	868	1,577	1,835
Other expense	(15,509)	(1,090)	(16,933)	(1,527)
Homebuilding pretax income	240,271	187,509	428,770	301,016

Financial Services:
Revenues	36,229	33,318	65,360	78,341
Expenses	(18,801)	(16,440)	(35,736)	(31,545)
Other income, net	1,264	1,155	2,451	2,042
Financial services pretax income	18,692	18,033	32,075	48,838

Income before income taxes	258,963	205,542	460,845	349,854
Provision for income taxes	(69,421)	(51,190)	(122,882)	(84,812)
Net income	$189,542	$154,352	$337,963	$265,042

Comprehensive income	$189,542	$154,352	$337,963	$265,042

Earnings per share:
Basic	$2.66	$2.19	$4.75	$3.76
Diluted	$2.59	$2.11	$4.61	$3.62

Weighted average common shares outstanding:
Basic	70,841,476	70,291,057	70,804,019	70,044,326
Diluted	72,881,012	72,715,273	72,945,748	72,754,141

Dividends declared per share	$0.50	$0.40	$1.00	$0.77
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except share amounts)

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2021	70,668,093	$707	$1,709,276	$887,163	$2,597,146
Net income	—	—	—	148,421	148,421
Shares issued under stock-based compensation programs, net	498,921	5	(12,633)	—	(12,628)
Cash dividends declared	—	—	—	(35,583)	(35,583)
Stock-based compensation expense	—	—	13,726	—	13,726
Forfeiture of restricted stock	(4,769)	—	—	—	—
Balance at March 31, 2022	71,162,245	$712	$1,710,369	$1,000,001	$2,711,082
Net Income	—	—	—	189,542	189,542
Shares issued under stock-based compensation programs, net	(1,573)	—	(58)	—	(58)
Cash dividends declared	—	—	—	(35,580)	(35,580)
Stock-based compensation expense	—	—	9,331	—	9,331
Forfeiture of restricted stock	(2,797)	—	—	—	—
Balance at June 30, 2022	71,157,875	$712	$1,719,642	$1,153,963	$2,874,317

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2020	64,851,126	$649	$1,407,597	$711,666	$2,119,912
Net income	—	—	—	110,690	110,690
Shares issued under stock-based compensation programs, net	221,303	2	1,007	—	1,009
Cash dividends declared	—	—	—	(25,978)	(25,978)
Stock dividends declared	5,192,776	52	279,579	(280,318)	(687)
Stock-based compensation expense	—	—	9,926	—	9,926
Balance at March 31, 2021	70,265,205	$703	$1,698,109	$516,060	$2,214,872
Net Income	—	—	—	154,352	154,352
Shares issued under stock-based compensation programs, net	358,993	3	(16,546)	—	(16,543)
Cash dividends declared	—	—	—	(28,248)	(28,248)
Stock-based compensation expense	—	—	8,126	—	8,126
Forfeiture of restricted stock	(4,560)	—	—	—	—
Balance at June 30, 2021	70,619,638	$706	$1,689,689	$642,164	$2,332,559
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2022	2021

	(Dollars in thousands)
Operating Activities:
Net income	$337,963	$265,042
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	24,793	18,867
Depreciation and amortization	13,903	16,178
Inventory impairments	660	—
Deferred income tax expense (benefit)	1,207	(3,339)
Net changes in assets and liabilities:
Trade and other receivables	(22,332)	(57,105)
Mortgage loans held-for-sale, net	92,459	46,470
Housing completed or under construction	(468,301)	(385,698)
Land and land under development	126,300	36,379
Prepaids and other assets	(5,775)	4,695
Accounts payable and accrued and other liabilities	70,183	70,595
Net cash provided by operating activities	171,060	12,084

Investing Activities:
Purchases of property and equipment	(13,698)	(13,447)
Net cash (used in) investing activities	(13,698)	(13,447)

Financing Activities:
Proceeds from (payments on) mortgage repurchase facility, net	(80,735)	(37,709)
Proceeds from issuance of senior notes	—	347,725
Dividend payments	(71,163)	(54,913)
Payments of deferred financing costs	—	(819)
Issuance of shares under stock-based compensation programs, net	(12,686)	(15,534)
Net cash provided by (used in) financing activities	(164,584)	238,750

Net increase (decrease) in cash, cash equivalents and restricted cash	(7,222)	237,387
Cash, cash equivalents and restricted cash:
Beginning of period	603,459	503,972
End of period	$596,237	$741,359

Reconciliation of cash, cash equivalents and restricted cash:
Homebuilding:
Cash and cash equivalents	$475,254	$638,547
Restricted cash	5,994	14,158
Financial Services:
Cash and cash equivalents	114,989	88,654
Total cash, cash equivalents and restricted cash	$596,237	$741,359
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

1.    Basis of Presentation
The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. ("MDC," “the Company," “we,” “us,” or “our,” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at June 30, 2022 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
The following table summarizes revenues for our homebuilding and financial services operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(Dollars in thousands)
Homebuilding
West	$788,279	$847,683	$1,495,590	$1,464,294
Mountain	437,001	400,633	772,129	725,350
East	225,543	119,457	423,624	219,987
Total homebuilding revenues	$1,450,823	$1,367,773	$2,691,343	$2,409,631

Financial Services
Mortgage operations	$22,077	$23,321	$39,678	$58,486
Other	14,152	9,997	25,682	19,855
Total financial services revenues	$36,229	$33,318	$65,360	$78,341

The following table summarizes pretax income (loss) for our homebuilding and financial services operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(Dollars in thousands)
Homebuilding
West	$148,508	$132,919	$279,034	$210,106
Mountain	79,135	64,052	129,641	109,910
East	34,407	10,846	65,801	18,681
Corporate	(21,779)	(20,308)	(45,706)	(37,681)
Total homebuilding pretax income	$240,271	$187,509	$428,770	$301,016
Financial Services
Mortgage operations	$10,673	$14,088	$18,106	$40,127
Other	8,019	3,945	13,969	8,711
Total financial services pretax income	$18,692	$18,033	$32,075	$48,838

Total pretax income	$258,963	$205,542	$460,845	$349,854
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

	June 30, 2022	December 31, 2021

	(Dollars in thousands)
Homebuilding assets
West	$2,653,052	$2,472,378
Mountain	1,169,938	1,072,717
East	508,690	450,675
Corporate	547,620	547,364
Total homebuilding assets	$4,879,300	$4,543,134
Financial services assets
Mortgage operations	$232,139	$313,373
Other	121,388	107,021
Total financial services assets	$353,527	$420,394

Total assets	$5,232,827	$4,963,528

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(Dollars in thousands, except per share amounts)
Numerator
Net income	$189,542	$154,352	$337,963	$265,042
Less: distributed earnings allocated to participating securities	(161)	(133)	(355)	(291)
Less: undistributed earnings allocated to participating securities	(689)	(589)	(1,261)	(1,067)
Net income attributable to common stockholders (numerator for basic earnings per share)	188,692	153,630	336,347	263,684
Add back: undistributed earnings allocated to participating securities	689	589	1,261	1,067
Less: undistributed earnings reallocated to participating securities	(676)	(569)	(1,231)	(1,032)
Numerator for diluted earnings per share under two class method	$188,705	$153,650	$336,377	$263,719

Denominator
Weighted-average common shares outstanding	70,841,476	70,291,057	70,804,019	70,044,326
Add: dilutive effect of stock options	1,406,274	2,424,216	1,738,041	2,394,887
Add: dilutive effect of contingently issuable equity awards	633,262	—	403,688	314,928
Denominator for diluted earnings per share under two class method	72,881,012	72,715,273	72,945,748	72,754,141

Basic Earnings Per Common Share	$2.66	$2.19	$4.75	$3.76
Diluted Earnings Per Common Share	$2.59	$2.11	$4.61	$3.62
Diluted EPS for both the three and six months ended June 30, 2022 excluded options to purchase 15,000 shares of common stock, because the effect of their inclusion would be anti-dilutive. There were zero anti-dilutive options for both the three and six months ended June 30, 2021.
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

The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis, except those for which the carrying values approximate fair values:

		Fair Value
Financial Instrument	Hierarchy	June 30, 2022	December 31, 2021

		(Dollars in thousands)
Mortgage loans held-for-sale, net	Level 2	$190,070	$282,529
The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of June 30, 2022 and December 31, 2021.
Mortgage loans held-for-sale, net.  Our mortgage loans held-for-sale, which are measured at fair value on a recurring basis, include (1) mortgage loans held-for-sale that are under commitments to sell and (2) mortgage loans held-for-sale that are not under commitments to sell. At June 30, 2022 and December 31, 2021, we had $134.4 million and $157.7 million, respectively, of mortgage loans held-for-sale under commitments to sell. The fair value for those loans was based on quoted market prices for those mortgage loans, which are Level 2 fair value inputs. At June 30, 2022 and December 31, 2021, we had $55.7 million and $124.9 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input.
Gains on sales of mortgage loans, net, are included as a component of revenues in the financial services section of our consolidated statements of operations and comprehensive income. For the three and six months ended June 30, 2022, we recorded gain (loss) on mortgage loans held-for-sale, net of $(4.3) million and $(9.3) million, compared to $28.8 million and $46.2 million for the same period in the prior year.
For the financial assets and liabilities that the Company does not reflect at fair value, the following methods and assumptions were used to estimate the fair value of each class of financial instruments.
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

	June 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in thousands)
$300 million 3.850% Senior Notes due January 2030, net	$297,821	$251,498	$297,699	$319,057
$350 million 2.500% Senior Notes due January 2031, net	347,269	257,216	347,126	339,185
$500 million 6.000% Senior Notes due January 2043, net	491,010	410,815	490,903	628,092
$350 million 3.966% Senior Notes due August 2061, net	346,074	200,097	346,053	337,017
Total	$1,482,174	$1,119,626	$1,481,781	$1,623,351

6.    Inventories
The following table sets forth, by reportable segment, information relating to our homebuilding inventories:

	June 30, 2022	December 31, 2021

	(Dollars in thousands)
Housing completed or under construction:
West	$1,362,339	$1,077,256
Mountain	720,864	596,164
East	302,360	244,196
Subtotal	2,385,563	1,917,616
Land and land under development:
West	1,143,752	1,235,363
Mountain	403,142	435,958
East	170,128	171,914
Subtotal	1,717,022	1,843,235
Total inventories	$4,102,585	$3,760,851
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
Inventory impairments recognized by segment for the three and six months ended ended June 30, 2022 and 2021 are shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)		(Dollars in thousands)
West	$—	$—	$660	$—
Mountain	—	—	—	—
East	—	—	—	—
Total Inventory Impairments	$—	$—	$660	$—
The table below provides quantitative data, for the periods presented, where applicable, used in determining the fair value of the impaired inventory.

	Impairment Data			Quantitative Data
Three Months Ended	Number of Subdivisions Impaired	Inventory Impairments	Fair Value of Inventory After Impairments	Discount Rate
	(Dollars in thousands)
March 31, 2022	1	$660	$1,728	N/A
Total		$660
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(Dollars in thousands)
Homebuilding interest incurred	$17,382	$17,409	$34,640	$34,741
Less: Interest capitalized	(17,382)	(17,409)	(34,640)	(34,741)
Homebuilding interest expensed	$—	$—	$—	$—

Interest capitalized, beginning of period	$60,468	$55,268	$58,054	$52,777
Plus: Interest capitalized during period	17,382	17,409	34,640	34,741
Less: Previously capitalized interest included in home cost of sales	(15,681)	(18,326)	(30,525)	(33,167)
Interest capitalized, end of period	$62,169	$54,351	$62,169	$54,351

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
Operating lease expense is included as a component of selling, general and administrative expenses in the homebuilding and expenses in the financial services sections of our consolidated statements of operations and comprehensive income, respectively. Components of operating lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(Dollars in thousands)
Operating lease cost [1]	$2,107	$1,995	$4,238	$3,972
Less: Sublease income (Note 19)	(142)	(39)	(225)	(78)
Net lease cost	$1,965	$1,956	$4,013	$3,894
1Includes variable lease costs, which are immaterial.
Supplemental cash flow information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,999	$1,887	$4,021	$3,745
Right of use assets obtained in exchange for new operating lease liabilities	$547	$—	$4,295	$830
Weighted-average remaining lease term and discount rate for operating leases were as follows:

	June 30, 2022	June 30, 2021
Weighted-average remaining lease term (in years)	4.4	4.9
Weighted-average discount rate	5.5%	5.5%

Maturities of operating lease liabilities were as follows:

Year Ended December 31,
(Dollars in thousands)
2022 (excluding the six months ended June 30, 2022)	$3,451
2023	7,150
2024	6,498
2025	6,373
2026	5,573
Thereafter	1,119
Total operating lease payments [1]	$30,164
Less: Interest	3,396
Present value of operating lease liabilities [2]	$26,768
_______________________________________________________________

1Operating lease payments exclude $1.3 million of legally binding lease payments for leases signed but not yet commenced.
2Homebuilding and financial services operating lease liabilities of $26.7 million and $0.1 million, respectively, are included as a component of accrued and other liabilities and accounts payable and accrued liabilities, respectively, in the homebuilding and financial services sections of our consolidated balance sheet at June 30, 2022.

9.    Homebuilding Prepaids and Other Assets
The following table sets forth the components of homebuilding prepaids and other assets:

	June 30, 2022	December 31, 2021

	(Dollars in thousands)
Operating lease right-of-use asset (Note 8)	$25,689	$25,514
Land option deposits	43,564	41,617
Prepaids	14,302	26,058
Deferred debt issuance costs on revolving credit facility, net	6,192	7,166
Goodwill	6,008	6,008
Other	201	199
Total prepaids and other assets	$95,956	$106,562

10.    Homebuilding Accrued and Other Liabilities and Financial Services Accounts Payable and Accrued Liabilities
The following table sets forth information relating to homebuilding accrued and other liabilities:

	June 30, 2022	December 31, 2021

	(Dollars in thousands)
Customer and escrow deposits	$89,287	$89,353
Accrued compensation and related expenses	70,525	81,417
Warranty accrual (Note 11)	42,711	37,491
Accrued interest	30,934	30,934
Lease liability (Note 8)	26,705	26,440
Land development and home construction accruals	25,670	22,012
Income taxes payable	22,937	9,836
Construction defect claim reserves (Note 12)	9,174	9,287
Other accrued liabilities	79,406	64,140
Total accrued and other liabilities	$397,349	$370,910
The following table sets forth information relating to financial services accounts payable and accrued liabilities:

	June 30, 2022	December 31, 2021

	(Dollars in thousands)
Insurance reserves (Note 12)	$78,750	$72,900
Accounts payable and other accrued liabilities	28,420	25,003
Total accounts payable and accrued liabilities	$107,170	$97,903

11.    Warranty Accrual
Our homes are sold with limited third-party warranties and, under our agreement with the issuer of the third-party warranties, we are responsible for performing all of the work for the first two years of the warranty coverage, and paying for certain work required to be performed subsequent to year two. We record accruals for general and structural warranty claims, as well as accruals for known, unusual warranty-related expenditures. Our warranty accrual is recorded based upon historical payment experience in an amount estimated to be adequate to cover expected costs of materials and outside labor during warranty periods. The determination of the warranty accrual rate for closed homes and the evaluation of our warranty accrual balance at period end are based on an internally developed analysis that includes known facts and interpretations of circumstances, including, among other things, our trends in historical warranty payment levels and warranty payments for claims not considered to be normal and recurring.
Our warranty accrual is included in accrued and other liabilities in the homebuilding section of our consolidated balance sheets and adjustments to our warranty accrual are recorded as an increase or reduction to home cost of sales in the homebuilding section of our consolidated statements of operations and comprehensive income.
The table set forth below summarizes accrual, adjustment and payment activity related to our warranty accrual for the three and six months ended June 30, 2022 and 2021. The warranty accrual for the three months ended June 30, 2022 increased due to the increase in the number of home closings. The warranty accrual for the six months ended June 30, 2022 increased also due to a $2.4 million adjustment to increase our warranty accrual during the period. This adjustment was due to higher general warranty related expenditures. There were no warranty adjustments during the three and six months ended June 30, 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(Dollars in thousands)
Balance at beginning of period	$40,946	$33,873	$37,491	$33,664
Expense provisions	6,787	5,703	12,619	10,088
Cash payments	(5,022)	(4,559)	(9,839)	(8,735)
Adjustments	—	—	2,440	—
Balance at end of period	$42,711	$35,017	$42,711	$35,017

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
The table set forth below summarizes our insurance and construction defect claim reserves activity for the three and six months ended June 30, 2022 and 2021. These reserves are included as a component of accounts payable and accrued liabilities and accrued and other liabilities in the financial services and homebuilding sections, respectively, of the consolidated balance sheets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(Dollars in thousands)
Balance at beginning of period	$84,424	$74,003	$82,187	$70,054
Expense provisions	5,020	5,388	9,452	9,671
Cash payments, net of recoveries	(1,520)	(3,105)	(3,715)	(3,439)
Balance at end of period	$87,924	$76,286	$87,924	$76,286
In the ordinary course of business, we make payments from our insurance and construction defect claim reserves to settle litigation claims arising from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of what future cash payments will be for subsequent periods.
13.    Income Taxes
Our overall effective income tax rates were 26.8% and 26.7% for the three and six months ended June 30, 2022 and 24.9% and 24.2% for the three and six months ended June 30, 2021. The rates for the three and six months ended June 30, 2022 resulted in income tax expense of $69.4 million and $122.9 million, respectively, compared to income tax expense of $51.2 million and $84.8 million for the three and six months ended June 30, 2021, respectively. The year-over-year increase in the effective tax rate for the three and six months ended June 30, 2022, was primarily due to energy tax credits not being extended into 2022 and a decrease in the windfall on non-qualifying stock options exercised and lapsed restricted stock during the respective periods.

14.    Senior Notes
The carrying values of our senior notes as of June 30, 2022 and December 31, 2021, net of any unamortized debt issuance costs or discount, were as follows:

	June 30, 2022	December 31, 2021

	(Dollars in thousands)
3.850% Senior Notes due January 2030, net	$297,821	$297,699
2.500% Senior Notes due January 2031, net	347,269	347,126
6.000% Senior Notes due January 2043, net	491,010	490,903
3.966% Senior Notes due August 2061, net	346,074	346,053
Total	$1,482,174	$1,481,781
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
15.    Stock-Based Compensation
The following table sets forth share-based award expense activity for the three and six months ended June 30, 2022 and 2021, which is included as a component of selling, general and administrative expenses and expenses in the homebuilding and financial services sections, respectively, of our consolidated statements of operations and comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(Dollars in thousands)
Stock option grants expense	$593	$725	$1,180	$1,589
Restricted stock awards expense	2,041	1,452	4,628	3,921
Performance share units expense	7,277	6,842	18,985	13,435
Total stock-based compensation	$9,911	$9,019	$24,793	$18,945
Additional detail on the performance share units ("PSUs") expense is included below:
2018 PSU Grants. The 2018 PSU awards vested on April 29, 2021. For the three and six months ended June 30, 2021, the Company recorded share-based award expense of $1.3 million related to these awards.
2019 PSU Grants. The 2019 PSU awards vested on February 3, 2022. For the three and six months ended June 30, 2021, the Company recorded share-based award expense of $1.8 million and $3.7 million, respectively, related to these awards.
2020 PSU Grants. As of June 30, 2022, the Company recorded the required share-based award expense related to the awards of $2.5 million and $4.9 million for the three and six months ended June 30, 2022, based on its assessment of the probability for achievement of the performance targets. For the three and six months ended June 30, 2021, the Company recorded share-based award expense of $5.0 million and $8.5 million, respectively, related to these awards.
2021 PSU Grants. As of June 30, 2022, the Company recorded the required share-based award expense related to the awards of $4.8 million and $14.1 million for the three and six months ended June 30, 2022, based on its assessment of the probability for achievement of the performance targets.

16.    Commitments and Contingencies
Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At June 30, 2022, we had outstanding surety bonds and letters of credit totaling $379.6 million and $211.0 million, respectively, including $159.8 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $186.7 million and $167.3 million, respectively. All letters of credit as of June 30, 2022, excluding those issued by HomeAmerican, were issued under our unsecured revolving credit facility (see Note 18 for further discussion of the revolving credit facility). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.
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
Lot Option Contracts. In the ordinary course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allow us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, and minimizes the amount of land inventories on our consolidated balance sheets. In certain cases, these contracts will be settled shortly following the end of the period. Our obligation with respect to Option Contracts is generally limited to forfeiture of the related deposits. At June 30, 2022, we had cash deposits and letters of credit totaling $40.9 million and $11.0 million, respectively, at risk associated with the option to purchase 7,296 lots.

17.    Derivative Financial Instruments
In the normal course of business, we enter into interest rate lock commitments ("IRLCs") with borrowers who have applied for loan funding and meet defined credit and underwriting criteria. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements.
Market risk arises if interest rates move adversely between the time of the IRLCs and the date the loan is committed or sold to an investor. We mitigate our exposure to interest rate market risk relating to mortgage loans held-for-sale and IRLCs using: (1) forward sales of mortgage-backed securities, which are commitments to sell a specified financial instrument at a specified future date for a specified price, (2) mandatory delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price within a specified time period, and (3) best-effort delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price subject to the underlying mortgage loans being funded and closed. The best-effort delivery forward loan sale commitments do not meet the definition of derivative financial instruments in accordance with ASC Topic 815, Derivatives and Hedging ("ASC 815"). We have elected the fair value option for the firm commitment financial instruments in accordance with ASC Topic 825, Financial Instruments ("ASC 825").
Forward sales of mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is committed under a best-effort or mandatory delivery forward loan sale commitment.
The following table sets forth the notional amounts of our financial instruments at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

	(Dollars in thousands)
Interest rate lock commitments	$871,839	$268,796
Forward sales of mortgage-backed securities	553,000	275,600
Mandatory delivery forward loan sale commitments	99,117	128,391
Best-effort delivery forward loan sale commitments	351,237	51,993
For the three and six months ended June 30, 2022, we recorded net gains on these financial instruments measured on a recurring basis of $19.7 million and $37.3 million, respectively, in revenues in the financial services section of our consolidated statements of operations and comprehensive income, compared to net gain (loss) of $(8.5) million and $6.6 million for the same periods in 2021. There are no credit-risk-related contingent features within our derivative agreements, and counterparty risk is considered minimal.

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
The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of June 30, 2022.
We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At June 30, 2022 and December 31, 2021, there were $51.1 million and $40.1 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. At June 30, 2022 and December 31, 2021, we had $10.0 million and $10.0 million, respectively, outstanding under the Revolving Credit Facility. As of June 30, 2022, availability under the Revolving Credit Facility was approximately $1.14 billion.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The Mortgage Repurchase Facility was amended on September 24, 2020, March 25, 2021, May 20, 2021, December 21, 2021 and May 19, 2022 to adjust the commitments to purchase for specific time periods. The total capacity of the facility at June 30, 2022 was $225 million. The May 19, 2022 amendment extended the termination date of the Repurchase Agreement to May 18, 2023.

At June 30, 2022 and December 31, 2021, HomeAmerican had $175.6 million and $256.3 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. The December 21, 2021 amendment also provides for a transition from a pricing rate based on the London Interbank Offered Rate (LIBOR) to one based on the Secured Overnight Financing Rate (SOFR).

The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of June 30, 2022.
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
As the combined assets, liabilities and results of operations of M.D.C. Holdings, Inc. and the Guarantor Subsidiaries (the “Obligor Group”) are not materially different from those in the homebuilding section of our consolidated balance sheets and consolidated statements of operations and comprehensive income, separate summarized financial information of the Obligor Group has not been included. As of June 30, 2022 and December 31, 2021, amounts due to non-guarantor subsidiaries from the Obligor Group totaled $59.4 million and $60.2 million, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$1,450,823	$1,367,773	$2,691,343	$2,409,631
Home cost of sales	(1,062,016)	(1,051,181)	(1,983,394)	(1,865,069)
Inventory impairments	—	—	(660)	—
Total cost of sales	(1,062,016)	(1,051,181)	(1,984,054)	(1,865,069)
Gross profit	388,807	316,592	707,289	544,562
Gross margin	26.8%	23.1%	26.3%	22.6%
Selling, general and administrative expenses	(133,849)	(128,861)	(263,163)	(243,854)
Interest and other income	822	868	1,577	1,835
Other expense	(15,509)	(1,090)	(16,933)	(1,527)
Homebuilding pretax income	240,271	187,509	428,770	301,016

Financial Services:
Revenues	36,229	33,318	65,360	78,341
Expenses	(18,801)	(16,440)	(35,736)	(31,545)
Other income, net	1,264	1,155	2,451	2,042
Financial services pretax income	18,692	18,033	32,075	48,838

Income before income taxes	258,963	205,542	460,845	349,854
Provision for income taxes	(69,421)	(51,190)	(122,882)	(84,812)
Net income	$189,542	$154,352	$337,963	$265,042

Earnings per share:
Basic	$2.66	$2.19	$4.75	$3.76
Diluted	$2.59	$2.11	$4.61	$3.62

Weighted average common shares outstanding:
Basic	70,841,476	70,291,057	70,804,019	70,044,326
Diluted	72,881,012	72,715,273	72,945,748	72,754,141

Dividends declared per share	$0.50	$0.40	$1.00	$0.77

Cash provided by (used in):
Operating Activities	$53,005	$70,041	$171,060	$12,084
Investing Activities	$(6,814)	$(7,698)	$(13,698)	$(13,447)
Financing Activities	$(38,304)	$(97,592)	$(164,584)	$238,750

Overview
Industry Conditions and Outlook for MDC*

The strong demand experienced in the housing market over the last two years slowed during the second quarter of 2022 as the average 30-year fixed mortgage rate approached 6.0% in June, representing its largest year-over-year basis point increase in over 40 years. The magnitude and speed of these recent rate increases has caused many buyers to pause and reconsider a home purchase, resulting in lower gross demand and higher cancellations during the second quarter. Longer-term, after buyers acclimate to higher interest rates, we believe that a more normalized level of housing activity should continue to be supported by low levels of existing home inventory, a continued focus on suburban home ownership and interest rates that remain low by historical standards. However, we also believe that there is increasing risk that housing activity could be negatively impacted by broader economic factors such as declining consumer confidence or higher inflation.

Throughout the homebuilding industry we have continued to see production challenges due to supply chain disruptions, labor market tightness, and shortages of certain building materials. These disruptions have caused our cycle times to extend year-over-year compared to the three and six months ended June 30, 2021. However, during the second quarter we began to see signs that the pressure on our cycle times may be abating. We continue to work with our suppliers and trade partners to address ongoing issues, but it remains uncertain whether or not conditions will improve in the near term. Continued supply chain disruptions and labor and material shortages could further extend delivery times and increase cost pressures.

We believe we are well-positioned to navigate the ever evolving market conditions given our strong financial position. We ended the quarter with total cash and cash equivalents of $590.2 million, total liquidity of $1.74 billion and no senior note maturities until 2030. We remain focused on cash flow as we continue to build through our homes in backlog, and as a result have slowed our pace of land acquisition and approval activity during the second quarter of 2022. We ended the quarter with 33,130 lots controlled, which represents a decrease of 4% from the prior year.

While we remain confident in the long-term growth prospects for the industry given the underproduction of new homes over the past decade, the current demand for new homes is subject to continued and increasing uncertainty due to many factors. These include the current geopolitical environment, the Federal Reserve's continued quantitative tightening, the sharp rise in mortgage interest rates, ongoing inflation concerns, the impact of the COVID-19 pandemic and other factors. The potential effect of these factors is highly uncertain and could adversely and materially impact our operations and financial results in future periods.
Three Months Ended June 30, 2022
For the three months ended June 30, 2022, our net income was $189.5 million, or $2.59 per diluted share, a 23% increase compared to net income of $154.4 million, or $2.11 per diluted share, for the same period in the prior year. Both our homebuilding and financial services businesses contributed to the increase, as pretax income from our homebuilding operations increased $52.8 million, or 28%, and our financial services pretax income increased $0.7 million, or 4%, compared to the same period in the prior year. The increase in homebuilding pretax income was the result of a 6% increase in home sale revenues and an increase in gross margin from home sales of 370 basis points. This was partially offset by project abandonment expense of $15.5 million, as we intentionally slowed land approval and acquisition activity during the quarter as noted above. The increase in financial services pretax income was primarily due to our insurance operations, which benefited from increased premium revenue within our captive insurance companies. This was partly offset by our mortgage operations business, as we have seen profitability per loan locked, sold and closed return to more historical levels during the period ended June 30, 2022 as competition in the primary mortgage market has increased. The decrease in mortgage operations was partly offset by an increase in interest rate lock volume as well as an increase in mortgage servicing revenue, as additions to our mortgage servicing portfolio increased year-over-year.
The dollar value of our net new home orders decreased 40% from the prior year period, due to a 48% decrease in the number of net new orders, which was slightly offset by a 16% increase in the average selling price of net new orders. The decrease in the number of net new orders was due to a decrease in the monthly sales absorption rate, which was partially offset by an increase in average active communities year-over-year from 188 to 203 communities. The increase in the average selling price was the result of price increases implemented in the second half of 2021 and the first quarter of 2022.
Six Months Ended June 30, 2022
For the six months ended June 30, 2022, our net income was $338.0 million, or $4.61 per diluted share, a 28% increase compared to net income of $265.0 million, or $3.62 per diluted share, for the same period in the prior year. Our homebuilding business was the driver of the increase, as pretax income from our homebuilding operations increased $127.8 million, or 42%. This was slightly offset by our financial services pretax income, which decreased $16.8 million, or 34%. The main drivers of the increase in homebuilding pretax income are consistent with the second quarter commentary discussed above. The decrease in financial services pretax income was primarily due to our mortgage operations, which was slightly offset by our insurance operations. The main drivers of the decrease in mortgage operations and increase in insurance operations are consistent with the second quarter commentary discussed above.
* See "Forward-Looking Statements" below.

Homebuilding
Pretax Income (Loss):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%

	(Dollars in thousands)
West	$148,508	$132,919	$15,589	12%	$279,034	$210,106	$68,928	33%
Mountain	79,135	64,052	15,083	24%	129,641	109,910	19,731	18%
East	34,407	10,846	23,561	217%	65,801	18,681	47,120	252%
Corporate	(21,779)	(20,308)	(1,471)	(7)%	(45,706)	(37,681)	(8,025)	(21)%
Total Homebuilding pretax income	$240,271	$187,509	$52,762	28%	$428,770	$301,016	$127,754	42%
For the three months ended June 30, 2022, we recorded homebuilding pretax income of $240.3 million, an increase of 28% from $187.5 million for the same period in the prior year. The increase was due to a 6% increase in home sale revenues, a 370 basis point increase in our gross margin from home sales and a 20 basis point decrease in our selling, general and administrative expenses as a percentage of revenue.
Our West segment experienced a $15.6 million year-over-year increase in pretax income, due to an improved gross margin, slightly offset by a 7% decrease in home sale revenues. Our Mountain segment experienced a $15.1 million increase in pretax income from the prior year, as a result of a 9% increase in home sale revenues and an improved gross margin. Our East segment experienced a $23.6 million increase in pretax income from the prior year, due primarily to a 89% increase in home sale revenues as well as an improved gross margin. Our Mountain and East homebuilding segments also benefited from decreased selling, general and administrative expenses as a percentage of revenue driven by improved operating leverage. Our Corporate segment experienced a $1.5 million decrease in pretax income, due primarily to increased stock-based and deferred compensation expense. This was partially offset by an increase in the amount of corporate cost allocated to our homebuilding and financial services segments.
For the six months ended June 30, 2022, we recorded homebuilding pretax income of $428.8 million, an increase of 42% from $301.0 million for the same period in the prior year. The increase was due to a 12% increase in home sale revenues, a 370 basis point increase in our gross margin from home sales and a 30 basis point decrease in our selling, general and administrative expenses as a percentage of revenue. Our West segment experienced a $68.9 million increase in pretax income, due to an improved gross margin, a 2% increase in home sale revenue, and a decrease in selling, general and administrative expenses as a percentage of revenue. Commentary on the drivers of the increase in pretax income in our Mountain and East homebuilding segments is consistent with the 2022 second quarter discussion above.
Assets:

	June 30, 2022	December 31, 2021	Change
			Amount	%

	(Dollars in thousands)
West	$2,653,052	$2,472,378	$180,674	7%
Mountain	1,169,938	1,072,717	97,221	9%
East	508,690	450,675	58,015	13%
Corporate	547,620	547,364	256	0%
Total homebuilding assets	$4,879,300	$4,543,134	$336,166	7%
Total homebuilding assets increased 7% from December 31, 2021 to June 30, 2022. Homebuilding assets increased in each of our operating segments largely due to a greater number of homes completed or under construction as of period-end.

New Home Deliveries & Home Sale Revenues:
Changes in home sale revenues are impacted by changes in the number of new homes delivered and the average selling price of those delivered homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	Three Months Ended June 30,
	2022			2021			% Change
	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price

	(Dollars in thousands)
West	1,371	$788,279	$575.0	1,672	$847,683	$507.0	(18)%	(7)%	13%
Mountain	665	437,001	657.1	711	400,633	563.5	(6)%	9%	17%
East	500	225,543	451.1	339	119,457	352.4	47%	89%	28%
Total	2,536	$1,450,823	$572.1	2,722	$1,367,773	$502.5	(7)%	6%	14%

	Six Months Ended June 30,
	2022			2021			% Change
	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price

	(Dollars in thousands)
West	2,614	$1,495,590	$572.1	2,948	$1,464,294	$496.7	(11)%	2%	15%
Mountain	1,213	772,129	636.5	1,323	725,350	548.3	(8)%	6%	16%
East	942	423,624	449.7	629	219,987	349.7	50%	93%	29%
Total	4,769	$2,691,343	$564.3	4,900	$2,409,631	$491.8	(3)%	12%	15%
For the three and six months ended June 30, 2022, the number of new homes delivered in each of our segments was negatively impacted by an increase in construction cycle times year-over-year. This increase was primarily the result of extended permitting times, supply chain disruptions and labor shortages as a result of the pandemic as well as the strong demand for new homes experienced in recent periods.
West Segment Commentary
For the three and six months ended June 30, 2022, the decrease in new home deliveries was the result of a decrease in backlog conversion rates in most of our markets within this segment as a result of the increased construction cycle times discussed above. This decrease was partially offset by an increase in the number of homes in backlog to begin the respective periods. The average selling price of homes delivered increased as a result of price increases implemented over the past two years. These increases were slightly offset by a shift in mix to lower priced communities.
Mountain Segment Commentary
For the three and six months ended June 30, 2022, the decrease in new home deliveries was the result of a decrease in backlog conversion rates in most of our markets within this segment as a result of the increased construction cycle times discussed above. This decrease was partially offset by an increase in the number of homes in backlog to begin the period. The average selling price of homes delivered increased as a result of price increases implemented over the past two years.

East Segment Commentary
For the three and six months ended June 30, 2022, the increase in new home deliveries was due to an increase in the number of homes in backlog to begin the period as well as an increase in backlog conversion rates as a result of the construction status of those homes in beginning backlog. The average selling price of homes delivered increased as a result of price increases implemented over the past two years as well as a shift in mix within several markets to higher priced communities.

Gross Margin from Home Sales:
Our gross margin from home sales for the three months ended June 30, 2022, increased 370 basis points year-over-year from 23.1% to 26.8%. Gross margin from home sales increased across each of our segments on both build-to-order and speculative home deliveries driven by price increases implemented in the second half of 2021 and the first quarter of 2022. This increase was partially offset by an increase in building costs year-over-year.
Our gross margin from home sales for the six months ended June 30, 2022, increased 370 basis points year-over-year from 22.6% to 26.3%. The increase in gross margin from home sales are consistent with the second quarter discussed above. This increase was partially offset by an increase in building costs year-over-year, a $0.7 million inventory impairment and a $2.4 million warranty accrual adjustment recognized during the six months ended June 30, 2022.

Selling, General and Administrative Expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change

	(Dollars in thousands)
General and administrative expenses	$72,894	$61,958	$10,936	$144,877	$119,121	$25,756
General and administrative expenses as a percentage of home sale revenues	5.0%	4.5%	50 bps	5.4%	4.9%	50 bps
Marketing expenses	$26,035	$26,832	$(797)	$51,667	$52,535	$(868)
Marketing expenses as a percentage of home sale revenues	1.8%	2.0%	-20 bps	1.9%	2.2%	-30 bps
Commissions expenses	$34,920	$40,071	$(5,151)	$66,619	$72,198	$(5,579)
Commissions expenses as a percentage of home sale revenues	2.4%	2.9%	-50 bps	2.5%	3.0%	-50 bps
Total selling, general and administrative expenses	$133,849	$128,861	$4,988	$263,163	$243,854	$19,309
Total selling, general and administrative expenses as a percentage of home sale revenues	9.2%	9.4%	-20 bps	9.8%	10.1%	-30 bps
General and administrative expenses increased for the three and six months ended June 30, 2022 due to increased stock-based and deferred compensation expenses as well as increased salary related expenses due to higher average headcount. For the six months ended June 30, 2022, the increase was also due to increased bonus expenses.
Marketing expenses were consistent for the three and six months ended June 30, 2022 compared to the previous period, as increased salary related expenses were offset by decreased amortization of deferred selling cost.
Commissions expenses decreased for the three and six months ended June 30, 2022 due to changes in our commission structure, which were partially offset by increases in home sale revenues.

Other Homebuilding Operating Data
Net New Orders and Active Subdivisions:
Changes in the dollar value of net new orders are impacted by changes in the number of net new orders and the average selling price of those homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	Three Months Ended June 30,
	2022				2021				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate

	(Dollars in thousands)
West	857	$543,584	$634.3	2.45	1,602	$850,742	$531.0	5.67	(47)%	(36)%	19%	(57)%
Mountain	277	196,340	708.8	1.79	706	433,793	614.4	4.18	(61)%	(55)%	15%	(57)%
East	270	142,221	526.7	2.63	406	180,205	443.9	3.56	(33)%	(21)%	19%	(26)%
Total	1,404	$882,145	$628.3	2.31	2,714	$1,464,740	$539.7	4.80	(48)%	(40)%	16%	(52)%

	Six Months Ended June 30,
	2022				2021				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate

	(Dollars in thousands)
West	2,561	$1,574,372	$614.7	3.91	3,377	$1,791,809	$530.6	5.73	(24)%	(12)%	16%	(32)%
Mountain	1,197	799,482	667.9	3.76	1,717	1,017,585	592.7	5.03	(30)%	(21)%	13%	(25)%
East	797	399,780	501.6	3.73	829	354,950	428.2	4.03	(4)%	13%	17%	(7)%
Total	4,555	$2,773,634	$608.9	3.83	5,923	$3,164,344	$534.2	5.21	(23)%	(12)%	14%	(26)%
*Calculated as total net new orders (gross orders less cancellations) in period ÷ average active communities during period ÷ number of months in period.

				Average Active Subdivisions			Average Active Subdivisions
	Active Subdivisions			Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%	June 30,		%
	2022	2021	Change	2022	2021	Change	2022	2021	Change
West	122	91	34%	117	94	24%	109	98	11%
Mountain	51	55	(7)%	52	56	(7)%	53	57	(7)%
East	34	41	(17)%	34	38	(11)%	36	34	6%
Total	207	187	11%	203	188	8%	198	189	5%
For the three and six months ended June 30, 2022, the number of net new orders in each of our segments was negatively impacted by a decrease in the monthly sales absorption pace. This was driven by a lower pace of gross sales (before cancellations) as well as an increase in cancellations as a percentage of homes in beginning backlog to start the quarter (“cancellation rate”). The lower pace of gross sales experienced during the respective periods was the result of the sharp rise in mortgage interest rates during the first half of 2022 and to a lesser extent the return of more seasonal sale patterns during the second quarter of 2022. See the "Cancellation Rate" section below for commentary on the increase in our cancellation rate. The increase in average selling price for the three and six months ended June 30, 2022 was due to price increases implemented in the second half of 2021 and the first quarter of 2022.

West Segment Commentary
For the three and six months ended June 30, 2022, the decrease in net new orders was due to a decrease in the monthly sales absorption rate as discussed above. This was partially offset by an increase in average active subdivisions year-over-year. The increase in average selling price was partially offset by a shift in mix to our more affordable communities.
Mountain Segment Commentary
For the three and six months ended June 30, 2022, the decrease in net new orders was due to a decrease in the monthly sales absorption rates as discussed above, as well as a decrease in average active subdivisions within our Utah market.
East Segment Commentary
For the three and six months ended June 30, 2022, the decrease in net new orders was due to a decrease in the monthly sales absorption rate as discussed above. For the three months ended June 30, 2022, the decrease in net new orders was also due to a decrease in average active subdivisions year-over-year. For the six months ended June 30, 2022, the decrease in net new orders was partially offset by an increase in average active subdivisions year-over-year.
Cancellation Rate:

	Cancellations as a Percentage of Homes in Beginning Backlog
	2022		2021
	Three Months Ended
	March 31,	June 30,	March 31,	June 30,
West	8%	10%	7%	5%
Mountain	8%	9%	8%	5%
East	9%	11%	13%	9%
Total	8%	10%	8%	6%
Our cancellation rate increased year-over-year in each of our segments during the three months ended June 30, 2022. The increase in cancellation rates was a result of the sharp increase in mortgage interest rates during the first half of 2022 and its impact on our homebuyers in backlog who where unable to lock their interest rate prior to these increases.
Backlog:

	June 30,
	2022			2021			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price

	(Dollars in thousands)
West	4,163	$2,438,184	$585.7	4,139	$2,204,500	$532.6	1%	11%	10%
Mountain	2,158	1,450,194	672.0	2,412	1,426,496	591.4	(11)%	2%	14%
East	1,105	549,721	497.5	1,127	482,736	428.3	(2)%	14%	16%
Total	7,426	$4,438,099	$597.6	7,678	$4,113,732	$535.8	(3)%	8%	12%
At June 30, 2022, we had 7,426 homes in backlog with a total value of $4.44 billion. This represented a 3% decrease in the number of homes in backlog and an 8% increase in the dollar value of homes in backlog from June 30, 2021. The decrease in the number of homes in backlog is primarily a result of increased cancellations and a decrease in the pace of gross sales during the second quarter of 2022. This was partially offset by an increase in cycle times year-over-year within nearly all of our markets. The increase in the average selling price of homes in backlog was due to price increases implemented in the second half of 2021 and the first quarter of 2022. These increases were slightly offset by a shift in mix to lower priced communities, most notably in our West segment, consistent with our ongoing strategy of offering more affordable home plans. Our ability to convert backlog into closings could be negatively impacted in future periods by the pandemic, rising mortgage interest rates and other factors, the extent to which is highly uncertain and depends on future developments.

Homes Completed or Under Construction (WIP lots):

	June 30,		%
	2022	2021	Change
Unsold:
Completed	46	19	142%
Under construction	607	214	184%
Total unsold started homes	653	233	180%
Sold homes under construction or completed	7,007	6,655	5%
Model homes under construction or completed	524	502	4%
Total homes completed or under construction	8,184	7,390	11%
The increase in total unsold started homes is due to an increase in the cancellation rate during the three months ended June 30, 2022.
Lots Owned and Optioned (including homes completed or under construction):

	June 30, 2022			June 30, 2021
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total	Total % Change
West	15,027	1,963	16,990	13,265	4,729	17,994	(6)%
Mountain	6,696	2,961	9,657	6,599	4,174	10,773	(10)%
East	4,111	2,372	6,483	3,636	1,997	5,633	15%
Total	25,834	7,296	33,130	23,500	10,900	34,400	(4)%
Our total owned and optioned lots at June 30, 2022 were 33,130, which represented a 4% decrease year-over-year. This decrease is a result of our intentional slowdown in land acquisition and approval activity due to current market uncertainty. We believe that our total lot supply is sufficient to meet our operating needs for several years, consistent with our philosophy of maintaining a two to three year supply of land. See "Forward-Looking Statements" below.

Financial Services

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%

	(Dollars in thousands)
Financial services revenues
Mortgage operations	$22,077	$23,321	$(1,244)	(5)%	$39,678	$58,486	$(18,808)	(32)%
Other	14,152	9,997	4,155	42%	25,682	19,855	5,827	29%
Total financial services revenues	$36,229	$33,318	$2,911	9%	$65,360	$78,341	$(12,981)	(17)%
Financial services pretax income
Mortgage operations	$10,673	$14,088	$(3,415)	(24)%	$18,106	$40,127	$(22,022)	(55)%
Other	8,019	3,945	4,074	103%	13,969	8,711	$5,258	60%
Total financial services pretax income	$18,692	$18,033	$659	4%	$32,075	$48,838	$(16,763)	(34)%
For the three months ended June 30, 2022, our financial services pretax income increased to $18.7 million compared to $18.0 million in the second quarter of 2021. The increase in financial services pretax income was primarily due to our insurance operations, which benefited from increased premium revenue within our captive insurance companies. This was mostly offset by our mortgage operations business, due to decreased profitability per loan locked and sold during the period ended June 30, 2022 driven by increased competition in the primary mortgage market, as well as an increase to compensation expense due to higher headcount. The decrease in mortgage operations was partly offset by an increase in mortgage servicing revenue due to an increase in additions to the servicing portfolio year-over-year, as well as an increase in interest rate lock commitments as many homebuyers elected to take advantage of long-term lock opportunities during the quarter. The accounting treatment for these rate lock commitments had a favorable pull-forward effect on pre-tax income in the second quarter of 2022.
For the six months ended June 30, 2022, our financial services pretax income decreased to $32.1 million compared to $48.8 million in the prior year period. The decrease in financial services pretax income was primarily due to our mortgage operations, as a result of decreased profitability per loan locked and sold as well as compensation expense, partially offset by an increase in mortgage servicing revenue and interest rate lock commitments. The decrease was also partly offset by an increase in premium revenue within our captive insurance companies. The main drivers of the decrease in mortgage operations and increase related to our captive insurance companies are consistent with the second quarter commentary discussed above.

The following table sets forth information for our mortgage operations segment relating to mortgage loans originated and capture rate.

	Three Months Ended		% or Percentage	Six Months Ended		% or Percentage Change
	June 30,			June 30,
	2022	2021	Change	2022	2021

	(Dollars in thousands)
Total Originations (including transfer loans):
Loans	1,517	1,564	(3)%	2,831	3,132	(10)%
Principal	$703,325	$643,129	9%	$1,309,125	$1,259,134	4%
Capture Rate Data:
Capture rate as % of all homes delivered	60%	57%	3%	59%	64%	(5)%
Capture rate as % of all homes delivered (excludes cash sales)	63%	60%	3%	63%	66%	(3)%
Mortgage Loan Origination Product Mix:
FHA loans	14%	18%	(4)%	13%	19%	(6)%
Other government loans (VA & USDA)	22%	18%	4%	21%	18%	3%
Total government loans	36%	36%	—%	34%	37%	(3)%
Conventional loans	64%	64%	—%	66%	63%	3%
	100%	100%	—%	100%	100%	—%
Loan Type:
Fixed rate	97%	100%	(3)%	98%	100%	(2)%
ARM	3%	—%	3%	2%	—%	2%
Credit Quality:
Average FICO Score	744	740	1%	743	739	1%
Other Data:	`	`
Average Combined LTV ratio	81%	84%	(3)%	82%	85%	(3)%
Full documentation loans	100%	100%	—%	100%	100%	—%
Loans Sold to Third Parties:
Loans	1,502	1,701	(12)%	3,029	3,287	(8)%
Principal	$700,058	$689,530	2%	$1,391,416	$1,300,428	7%
Income Taxes
Our overall effective income tax rates were 26.8% and 26.7% for the three and six months ended June 30, 2022 and 24.9% and 24.2% for the three and six months ended June 30, 2021. The rates for the three and six months ended June 30, 2022 resulted in income tax expense of $69.4 million and $122.9 million, respectively, compared to income tax expense of $51.2 million and $84.8 million for the three and six months ended June 30, 2021, respectively. The year-over-year increase in the effective tax rate for the three and six months ended June 30, 2022, was primarily due to energy tax credits not being extended into 2022 and a decrease in the windfall on non-qualifying stock options exercised and lapsed restricted stock during the respective periods.

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
LIQUIDITY AND CAPITAL RESOURCES
We use our liquidity and capital resources to (1) support our operations, including the purchase of land, land development and construction of homes; (2) provide working capital; and (3) provide mortgage loans for our homebuyers. Our liquidity includes our cash and cash equivalents, Revolving Credit Facility (as defined below) and Mortgage Repurchase Facility (as defined below). Additionally, we have an existing effective shelf registration statement that allows us to issue equity, debt or hybrid securities up to $5.0 billion, of which $5.0 billion remains.
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of June 30, 2022, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, payments due on our Mortgage Repurchase Facility, purchase obligations related to expected acquisition of land under purchase agreements and land development agreements (many of which are secured by letters of credit or surety bonds) and operating leases. Other material cash requirements include land acquisition and development costs not yet contracted for, home construction costs, operating expenses, including our selling, general and administrative expenses, investments and funding of capital improvements and dividend payments.
At June 30, 2022, we had outstanding senior notes with varying maturities totaling an aggregate principal amount of $1.5 billion, with none payable within 12 months. Future interest payments associated with the notes total $1.3 billion, with $64.2 million payable within 12 months. As of June 30, 2022, we had $30.2 million of required operating lease future minimum payments.
At June 30, 2022, we had deposits of $43.6 million in the form of cash and $11.6 million in the form of letters of credit that secured option contracts to purchase 7,296 lots for a total estimated purchase price of $743.1 million.
At June 30, 2022, we had outstanding surety bonds and letters of credit totaling $379.6 million and $211.0 million, respectively, including $159.8 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $186.7 million and $167.3 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit. We have made no material guarantees with respect to third-party obligations.
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
The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of June 30, 2022.
We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At June 30, 2022 and December 31, 2021, there were $51.1 million and $40.1 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. At June 30, 2022 and December 31, 2021, we had $10.0 million and $10.0 million, respectively, outstanding under the Revolving Credit Facility. As of June 30, 2022, availability under the Revolving Credit Facility was approximately $1.14 billion.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The Mortgage Repurchase Facility was amended on September 24, 2020, March 25, 2021, May 20, 2021, December 21, 2021 and May 19, 2022 to adjust the commitments to purchase for specific time periods. The total capacity of the facility at June 30, 2022 was $225 million. The May 19, 2022 amendment extended the termination date of the Repurchase Agreement to May 18, 2023.

At June 30, 2022 and December 31, 2021, HomeAmerican had $175.6 million and $256.3 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. The December 21, 2021 amendment also provides for a transition from a pricing rate based on the London Interbank Offered Rate (LIBOR) to one based on the Secured Overnight Financing Rate (SOFR).
The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of June 30, 2022.
Dividends
During the three months ended June 30, 2022 and 2021, we paid cash dividends of $0.50 per share and $0.40 per share, respectively. During the six months ended June 30, 2022 and 2021, we paid cash dividends of $1.00 per share and $0.77 per share, respectively. Additionally, during the six months ended June 30, 2021, we distributed an 8% stock dividend.
MDC Common Stock Repurchase Program
At June 30, 2022, we were authorized to repurchase up to 4.0 million shares of our common stock. We did not repurchase any shares of our common stock during the three and six months ended June 30, 2022.

Consolidated Cash Flow
During the six months ended June 30, 2022, net cash provided by operating activities was $171.1 million compared with $12.1 million in the prior year period. Cash used to increase housing completed or under construction for the six months ended June 30, 2022 and 2021 was $468.3 million and $385.7 million, respectively, as homes in inventory increased during both periods. During the six months ended June 30, 2022 and 2021, the most significant source of cash provided by operating activities was net income of $338.0 million and $265.0 million, respectively. Cash provided by the decrease in mortgage loans held-for-sale was $92.5 million and $46.5 million in the six months ended June 30, 2022 and 2021, respectively, as a result of the above average level of originations that occur during the fourth quarter. Cash provided by the decrease in land and land under development for the six months ended June 30, 2022 and 2021 was $126.3 million and $36.4 million, respectively, as home starts outnumbered lot acquisitions during the respective periods. Cash used to increase trade and other receivables for the six months ended June 30, 2022 and 2021 was $22.3 million and $57.1 million, respectively, due to the year-over-year increases in the dollar amount of home deliveries during both periods. Cash provided by the change in accounts payable and accrued liabilities for the three months ended June 30, 2022 and 2021 was $70.2 million and $70.6 million, respectively, due to the increased construction spend during both periods as a result of the increase in homes in inventory at both period ends.
During the six months ended June 30, 2022 and 2021, net cash used in investing activities was $13.7 million and $13.4 million, respectively. This primarily relates to cash used to purchase property and equipment, which was consistent year-over-year.
During the six months ended June 30, 2022, net cash used in financing activities was $164.6 million compared with net cash provided by financing activities of $238.8 million in the prior year period. The primary driver of this decrease in net cash provided by financing activities was the proceeds from the issuance of senior notes of $347.7 million during the six months ended June 30, 2021. Cash used to decrease the mortgage repurchase facility was $80.7 million and $37.7 million for the six months ended June 30, 2022 and 2021, respectively, driven by the increased proceeds from the sale of mortgage loans.

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
As of June 30, 2022, our cash and cash equivalents included commercial bank deposits and money market funds.
We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments and debt. Financial instruments utilized in the normal course of business by HomeAmerican include forward sales of mortgage-backed securities, which are commitments to sell a specified financial instrument at a specified future date for a specified price, mandatory delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price within a specified time period, and best-effort delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price subject to the underlying mortgage loans being funded and closed. Such contracts are the only significant financial and derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process for which an interest rate lock commitment had been made to a borrower that had not closed at June 30, 2022 had an aggregate principal balance of $871.8 million, of which $556.6 million had not yet been committed to a mortgage purchaser. In addition, HomeAmerican had mortgage loans held-for-sale with an aggregate principal balance of $190.3 million at June 30, 2022, of which $55.1 million had not yet been committed to a mortgage purchaser. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale that had not yet been committed to a mortgage purchaser, HomeAmerican had forward sales of securities totaling $553.0 million and $275.6 million at June 30, 2022 and December 31, 2021, respectively.
HomeAmerican provides mortgage loans that generally are sold forward on a best-efforts or mandatory commitment basis and subsequently delivered to a third-party purchaser between 5 and 35 days after closing. Forward sale commitments and forward sales of mortgage-backed securities are used for non-trading purposes to sell mortgage loans and economically hedge price risk due to fluctuations in interest rates on rate-locked mortgage loans in process that have not closed and mortgage loans held-for-sale. Due to this economic hedging philosophy, the market risk associated with these mortgages is limited. For forward sales commitments, forward sales of mortgage-backed securities and commitments to originate mortgage loans that are still outstanding at the end of a reporting period, we record the changes in fair value of these financial instruments in revenues in the financial services section of the consolidated statements of operations and comprehensive income with an offset to either other assets or accounts payable and accrued liabilities in the financial services section of our consolidated balance sheets, depending on the nature of the change.
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
(b)Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

M.D.C. HOLDINGS, INC.
FORM 10-Q
PART II. OTHER INFORMATION
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
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchase of common stock during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number of Shares that may yet be Purchased under the Plan or Program (2)
April 1 to April 30, 2022	—	N/A	—	4,000,000
May 1 to May 31, 2022	1,573	$36.95	—	4,000,000
June 1 to June 30, 2022	—	N/A	—	4,000,000
(1) Represents shares of common stock withheld by us to cover withholding taxes due upon the vesting of restricted stock award shares, at the election of certain holders of nonvested shares, with market value approximating the amount of withholding taxes due.
(2) We are authorized to repurchase up to 4,000,000 shares of our common stock. There were no shares of MDC common stock repurchased under this repurchase program during the three month period ended June 30, 2022.

Item 6.        Exhibits

2.1
Asset Purchase Agreement, dated as of April 21, 2022, between Richmond American Homes of Tennessee, Inc. and The Jones Company of Tennessee, L.L.C. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed April 22, 2022). *

10.8
Ninth Amendment to Amended and Restated Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of May 19, 2022 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 20, 2022). *

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
101
The following financial statements, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2022 and 2021, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021; and (v) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________________
*Incorporated by reference.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 28, 2022	M.D.C. HOLDINGS, INC.
(Registrant)

By: /s/ Robert N. Martin
Robert N. Martin Senior Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)