Form 10-Q
period 2022-09-30
M.D.C. HOLDINGS, INC.
filed 2022-10-27
CIK 773141

City

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of October 25, 2022, 71,264,182 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTER ENDED September 30, 2022

(i)

PART I. FINANCIAL INFORMATION
Item 1.    Unaudited Consolidated Financial Statements
M.D.C. HOLDINGS, INC.
Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(unaudited)
	(Dollars in thousands, except share and per share amounts)
ASSETS
Homebuilding:
Cash and cash equivalents	$417,298	$485,839
Restricted cash	4,657	12,799
Marketable securities	198,016	—
Trade and other receivables	118,180	98,580
Inventories:
Housing completed or under construction	2,233,908	1,917,616
Land and land under development	1,808,526	1,843,235
Total inventories	4,042,434	3,760,851
Property and equipment, net	63,333	60,561
Deferred tax asset, net	22,122	17,942
Prepaids and other assets	78,821	106,562
Total homebuilding assets	4,944,861	4,543,134
Financial Services:
Cash and cash equivalents	34,486	104,821
Marketable securities	94,192	—
Mortgage loans held-for-sale, net	190,833	282,529
Other assets	67,441	33,044
Total financial services assets	386,952	420,394
Total Assets	$5,331,813	$4,963,528
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$153,003	$149,488
Accrued and other liabilities	364,284	370,910
Revolving credit facility	10,000	10,000
Senior notes, net	1,482,374	1,481,781
Total homebuilding liabilities	2,009,661	2,012,179
Financial Services:
Accounts payable and accrued liabilities	116,734	97,903
Mortgage repurchase facility	196,214	256,300
Total financial services liabilities	312,948	354,203
Total Liabilities	2,322,609	2,366,382
Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized; 71,254,143 and 70,668,093 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	713	707
Additional paid-in-capital	1,745,750	1,709,276
Retained earnings	1,262,741	887,163
Total Stockholders' Equity	3,009,204	2,597,146
Total Liabilities and Stockholders' Equity	$5,331,813	$4,963,528
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Dollars in thousands, except share and per share amounts)
Homebuilding:
Home sale revenues	$1,407,642	$1,257,701	$4,098,985	$3,667,332
Home cost of sales	(1,059,996)	(962,078)	(3,043,390)	(2,827,147)
Inventory impairments	(28,415)	—	(29,075)	—
Total cost of sales	(1,088,411)	(962,078)	(3,072,465)	(2,827,147)
Gross profit	319,231	295,623	1,026,520	840,185
Selling, general and administrative expenses	(141,435)	(120,116)	(404,598)	(363,970)
Loss on debt retirement	—	(12,150)	—	(12,150)
Interest and other income	2,220	3,149	3,797	4,984
Other expense	(11,800)	(1,354)	(28,733)	(2,881)
Homebuilding pretax income	168,216	165,152	596,986	466,168

Financial Services:
Revenues	34,101	43,104	99,461	121,445
Expenses	(18,704)	(16,377)	(54,440)	(47,922)
Other income, net	2,176	813	4,627	2,855
Financial services pretax income	17,573	27,540	49,648	76,378

Income before income taxes	185,789	192,692	646,634	542,546
Provision for income taxes	(41,389)	(46,738)	(164,271)	(131,550)
Net income	$144,400	$145,954	$482,363	$410,996

Comprehensive income	$144,400	$145,954	$482,363	$410,996

Earnings per share:
Basic	$2.03	$2.07	$6.78	$5.83
Diluted	$1.98	$1.99	$6.59	$5.62

Weighted average common shares outstanding:
Basic	70,880,405	70,301,085	70,829,761	70,130,853
Diluted	72,729,453	72,800,011	72,892,635	72,770,432

Dividends declared per share	$0.50	$0.40	$1.50	$1.17
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except share amounts)

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2021	70,668,093	$707	$1,709,276	$887,163	$2,597,146
Net income	—	—	—	148,421	148,421
Shares issued under stock-based compensation programs, net	498,921	5	(12,633)	—	(12,628)
Cash dividends declared	—	—	—	(35,583)	(35,583)
Stock-based compensation expense	—	—	13,726	—	13,726
Forfeiture of restricted stock	(4,769)	—	—	—	—
Balance at March 31, 2022	71,162,245	$712	$1,710,369	$1,000,001	$2,711,082
Net Income	—	—	—	189,542	189,542
Shares issued under stock-based compensation programs, net	(1,573)	—	(58)	—	(58)
Cash dividends declared	—	—	—	(35,580)	(35,580)
Stock-based compensation expense	—	—	9,331	—	9,331
Forfeiture of restricted stock	(2,797)	—	—	—	—
Balance at June 30, 2022	71,157,875	$712	$1,719,642	$1,153,963	$2,874,317
Net Income	—	—	—	144,400	144,400
Shares issued under stock-based compensation programs, net	101,269	1	1,140		1,141
Cash dividends declared	—	—	—	(35,622)	(35,622)
Stock-based compensation expense	—	—	24,968	—	24,968
Forfeiture of restricted stock	(5,001)	—	—	—	—
Balance at September 30, 2022	71,254,143	$713	$1,745,750	$1,262,741	$3,009,204

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2020	64,851,126	$649	$1,407,597	$711,666	$2,119,912
Net income	—	—	—	110,690	110,690
Shares issued under stock-based compensation programs, net	221,303	2	1,007	—	1,009
Cash dividends declared	—	—	—	(25,978)	(25,978)
Stock dividends declared	5,192,776	52	279,579	(280,318)	(687)
Stock-based compensation expense	—	—	9,926	—	9,926
Balance at March 31, 2021	70,265,205	$703	$1,698,109	$516,060	$2,214,872
Net Income	—	—	—	154,352	154,352
Shares issued under stock-based compensation programs, net	358,993	3	(16,546)	—	(16,543)
Cash dividends declared	—	—	—	(28,248)	(28,248)
Stock-based compensation expense	—	—	8,126	—	8,126
Forfeiture of restricted stock	(4,560)	—	—	—	—
Balance at June 30, 2021	70,619,638	$706	$1,689,689	$642,164	$2,332,559
Net Income	—	—	—	145,954	145,954
Shares issued under stock-based compensation programs, net	69,512	1	(20)	—	(19)
Cash dividends declared	—	—	—	(28,276)	(28,276)
Stock-based compensation expense	—	—	7,766	—	7,766
Forfeiture of restricted stock	(9,538)	$—	$—	$—	$—

Balance at September 30, 2021	70,679,612	$707	$1,697,435	$759,842	$2,457,984
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2022	2021

	(Dollars in thousands)
Operating Activities:
Net income	$482,363	$410,996
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	50,348	26,832
Depreciation and amortization	20,663	23,930
Inventory impairments	29,075	—
Gain on sale of other assets	—	(2,014)
Amortization of discount of marketable debt securities	(1,082)	—
Loss on debt retirement	—	12,150
Deferred income tax benefit	(4,180)	(4,847)
Net changes in assets and liabilities:
Trade and other receivables	(19,321)	(55,529)
Mortgage loans held-for-sale, net	91,696	(16,365)
Housing completed or under construction	(319,083)	(461,105)
Land and land under development	9,018	(118,762)
Prepaids and other assets	(8,050)	9,919
Accounts payable and accrued and other liabilities	12,506	88,273
Net cash provided by (used in) operating activities	343,953	(86,522)

Investing Activities:
Purchases of marketable securities	(291,126)	—
Proceeds from sale of other assets	—	2,014
Purchases of property and equipment	(21,429)	(23,028)
Net cash used in investing activities	(312,555)	(21,014)

Financing Activities:
Proceeds from (payments on) mortgage repurchase facility, net	(60,086)	13,404
Repayments of senior notes	—	(136,394)
Proceeds from issuance of senior notes	—	694,662
Dividend payments	(106,785)	(83,189)
Payments of deferred financing costs	—	(1,720)
Issuance of shares under stock-based compensation programs, net	(11,545)	(15,553)
Net cash provided by (used in) financing activities	(178,416)	471,210

Net increase (decrease) in cash, cash equivalents and restricted cash	(147,018)	363,674
Cash, cash equivalents and restricted cash:
Beginning of period	603,459	503,972
End of period	$456,441	$867,646

Reconciliation of cash, cash equivalents and restricted cash:
Homebuilding:
Cash and cash equivalents	$417,298	$761,715
Restricted cash	4,657	12,047
Financial Services:

Cash and cash equivalents	34,486	93,884
Total cash, cash equivalents and restricted cash	$456,441	$867,646
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

1.    Basis of Presentation
The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. ("MDC," “the Company," “we,” “us,” or “our,” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at September 30, 2022 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
The following table summarizes revenues for our homebuilding and financial services operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Dollars in thousands)
Homebuilding
West	$772,356	$729,777	$2,267,946	$2,194,071
Mountain	424,397	379,041	1,196,526	1,104,391
East	210,889	148,883	634,513	368,870
Total homebuilding revenues	$1,407,642	$1,257,701	$4,098,985	$3,667,332

Financial Services
Mortgage operations	$16,933	$31,122	$56,611	$89,608
Other	17,168	11,982	42,850	31,837
Total financial services revenues	$34,101	$43,104	$99,461	$121,445

The following table summarizes pretax income (loss) for our homebuilding and financial services operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Dollars in thousands)
Homebuilding
West	$105,680	$120,284	$384,714	$330,390
Mountain	68,106	55,386	197,747	165,296
East	28,245	15,410	94,046	34,091
Corporate	(33,815)	(25,928)	(79,521)	(63,609)
Total homebuilding pretax income	$168,216	$165,152	$596,986	$466,168
Financial Services
Mortgage operations	$5,676	$21,214	$23,782	$61,341
Other	11,897	6,326	25,866	15,037
Total financial services pretax income	$17,573	$27,540	$49,648	$76,378

Total pretax income	$185,789	$192,692	$646,634	$542,546
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

	September 30, 2022	December 31, 2021

	(Dollars in thousands)
Homebuilding assets
West	$2,595,147	$2,472,378
Mountain	1,164,506	1,072,717
East	494,078	450,675
Corporate	691,130	547,364
Total homebuilding assets	$4,944,861	$4,543,134
Financial services assets
Mortgage operations	$255,469	$313,373
Other	131,483	107,021
Total financial services assets	$386,952	$420,394

Total assets	$5,331,813	$4,963,528

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Dollars in thousands, except per share amounts)
Numerator
Net income	$144,400	$145,954	$482,363	$410,996
Less: distributed earnings allocated to participating securities	(180)	(155)	(535)	(446)
Less: undistributed earnings allocated to participating securities	(522)	(602)	(1,784)	(1,668)
Net income attributable to common stockholders (numerator for basic earnings per share)	143,698	145,197	480,044	408,882
Add back: undistributed earnings allocated to participating securities	522	602	1,784	1,668
Less: undistributed earnings reallocated to participating securities	(513)	(584)	(1,745)	(1,615)
Numerator for diluted earnings per share under two class method	$143,707	$145,215	$480,083	$408,935

Denominator
Weighted-average common shares outstanding	70,880,405	70,301,085	70,829,761	70,130,853
Add: dilutive effect of stock options	1,189,243	2,202,045	1,573,814	2,330,667
Add: dilutive effect of contingently issuable equity awards	659,805	296,881	489,060	308,912
Denominator for diluted earnings per share under two class method	72,729,453	72,800,011	72,892,635	72,770,432

Basic Earnings Per Common Share	$2.03	$2.07	$6.78	$5.83
Diluted Earnings Per Common Share	$1.98	$1.99	$6.59	$5.62
Diluted EPS for both the three and nine months ended September 30, 2022 excluded options to purchase 1,861,534 shares of common stock, because the effect of their inclusion would be anti-dilutive. There were 15,000 anti-dilutive options for both the three and nine months ended September 30, 2021.
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

The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis, except those for which the carrying values approximate fair values:

		Fair Value
Financial Instrument	Hierarchy	September 30, 2022	December 31, 2021

		(Dollars in thousands)
Marketable securities
Debt securities (available-for-sale)	Level 1	$292,208	$—

Mortgage loans held-for-sale, net	Level 2	$190,833	$282,529
The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of September 30, 2022 and December 31, 2021.
Debt securities. Our debt securities consist of U.S. government treasury securities with original maturities upon acquisition of less than six months and are treated as available-for-sale investments and, as such, are recorded at fair value with all changes in fair value initially recorded through other comprehensive income. Debt securities are reviewed on a regular basis for impairment.
Mortgage loans held-for-sale, net.  Our mortgage loans held-for-sale, which are measured at fair value on a recurring basis, include (1) mortgage loans held-for-sale that are under commitments to sell and (2) mortgage loans held-for-sale that are not under commitments to sell. At September 30, 2022 and December 31, 2021, we had $124.8 million and $157.7 million, respectively, of mortgage loans held-for-sale at fair value under commitments to sell. The fair value for those loans was based on quoted market prices for those mortgage loans, which are Level 2 fair value inputs. At September 30, 2022 and December 31, 2021, we had $66.0 million and $124.9 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input.
Gains (losses) on sales of mortgage loans, net, are included as a component of revenues in the financial services section of our consolidated statements of operations and comprehensive income. For the three and nine months ended September 30, 2022, we recorded gain (loss) on mortgage loans held-for-sale, net of $(4.3) million and $(13.6) million, compared to $24.4 million and $70.6 million for the same period in the prior year.
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

	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in thousands)
$300 million 3.850% Senior Notes due January 2030, net	$297,884	$232,907	$297,699	$319,057
$350 million 2.500% Senior Notes due January 2031, net	347,341	236,101	347,126	339,185
$500 million 6.000% Senior Notes due January 2043, net	491,065	383,610	490,903	628,092
$350 million 3.966% Senior Notes due August 2061, net	346,084	183,530	346,053	337,017
Total	$1,482,374	$1,036,148	$1,481,781	$1,623,351

6.    Inventories
The following table sets forth, by reportable segment, information relating to our homebuilding inventories:

	September 30, 2022	December 31, 2021

	(Dollars in thousands)
Housing completed or under construction:
West	$1,284,960	$1,077,256
Mountain	675,660	596,164
East	273,288	244,196
Subtotal	2,233,908	1,917,616
Land and land under development:
West	1,177,322	1,235,363
Mountain	444,017	435,958
East	187,187	171,914
Subtotal	1,808,526	1,843,235
Total inventories	$4,042,434	$3,760,851
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
Inventory impairments recognized by segment for the three and nine months ended September 30, 2022 and 2021 are shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)		(Dollars in thousands)
West	$25,900	$—	$26,560	$—
Mountain	—	—	—	—
East	2,515	—	2,515	—
Total Inventory Impairments	$28,415	$—	$29,075	$—
The table below provides quantitative data, for the periods presented, where applicable, used in determining the fair value of the impaired inventory.

	Impairment Data			Quantitative Data
Three Months Ended	Number of Subdivisions Impaired	Inventory Impairments	Fair Value of Inventory After Impairments	Discount Rate
	(Dollars in thousands)
March 31, 2022	1	$660	$1,728		N/A
September 30, 2022	9	$28,415	$44,615	15%	—	18%
Total		$29,075
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Dollars in thousands)
Homebuilding interest incurred	$17,391	$19,108	$52,031	$53,849
Less: Interest capitalized	(17,391)	(19,108)	(52,031)	(53,849)
Homebuilding interest expensed	$—	$—	$—	$—

Interest capitalized, beginning of period	$62,169	$54,351	$58,054	$52,777
Plus: Interest capitalized during period	17,391	19,108	52,031	53,849
Less: Previously capitalized interest included in home cost of sales	(15,977)	(16,024)	(46,502)	(49,191)
Interest capitalized, end of period	$63,583	$57,435	$63,583	$57,435

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
Operating lease expense is included as a component of selling, general and administrative expenses in the homebuilding section and expenses in the financial services section of our consolidated statements of operations and comprehensive income. Components of operating lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Dollars in thousands)
Operating lease cost [1]	$2,180	$2,018	$6,418	$5,990
Less: Sublease income (Note 19)	(141)	(39)	(366)	(117)
Net lease cost	$2,039	$1,979	$6,052	$5,873
1Includes variable lease costs, which are immaterial.
Supplemental cash flow information related to leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,038	$1,900	$6,059	$5,645
Right of use assets obtained in exchange for new operating lease liabilities	$1,689	$—	$5,984	$830
Weighted-average remaining lease term and discount rate for operating leases were as follows:

	September 30, 2022	September 30, 2021
Weighted-average remaining lease term (in years)	4.3	4.7
Weighted-average discount rate	5.5%	5.5%

Maturities of operating lease liabilities were as follows:

Year Ended December 31,
(Dollars in thousands)
2022 (excluding the nine months ended September 30, 2022)	$1,425
2023	7,404
2024	6,968
2025	6,857
2026	5,892
Thereafter	1,584
Total operating lease payments [1]	$30,130
Less: Interest	3,315
Present value of operating lease liabilities [2]	$26,815
_______________________________________________________________

1Operating lease payments exclude $1.2 million of legally binding lease payments for leases signed but not yet commenced.
2Homebuilding and financial services operating lease liabilities of $26.3 million and $0.5 million, respectively, are included as a component of accrued and other liabilities and accounts payable and accrued liabilities, respectively, in the homebuilding and financial services sections of our consolidated balance sheet at September 30, 2022.

9.    Homebuilding Prepaids and Other Assets
The following table sets forth the components of homebuilding prepaids and other assets:

	September 30, 2022	December 31, 2021

	(Dollars in thousands)
Land option deposits	$26,051	$41,617
Operating lease right-of-use asset (Note 8)	25,296	25,514
Prepaids	15,510	26,058
Goodwill	6,008	6,008
Deferred debt issuance costs on revolving credit facility, net	5,717	7,166
Other	239	199
Total prepaids and other assets	$78,821	$106,562

10.    Homebuilding Accrued and Other Liabilities and Financial Services Accounts Payable and Accrued Liabilities
The following table sets forth information relating to homebuilding accrued and other liabilities:

	September 30, 2022	December 31, 2021

	(Dollars in thousands)
Accrued compensation and related expenses	$81,908	$81,417
Customer and escrow deposits	69,757	89,353
Warranty accrual (Note 11)	45,161	37,491
Lease liability (Note 8)	26,284	26,440
Land development and home construction accruals	21,418	22,012
Accrued interest	14,889	30,934
Income Taxes Payable	10,843	9,836
Construction defect claim reserves (Note 12)	9,282	9,287
Other accrued liabilities	84,742	64,140
Total accrued and other liabilities	$364,284	$370,910
The following table sets forth information relating to financial services accounts payable and accrued liabilities:

	September 30, 2022	December 31, 2021

	(Dollars in thousands)
Insurance reserves (Note 12)	$82,158	$72,900
Accounts payable and other accrued liabilities	34,576	25,003
Total accounts payable and accrued liabilities	$116,734	$97,903

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
The table set forth below summarizes accrual, adjustment and payment activity related to our warranty accrual for the three and nine months ended September 30, 2022 and 2021. The warranty accrual for the three and nine months ended September 30, 2022 increased due to the increase in the number of home closings. The warranty accrual for the nine months ended September 30, 2022 also increased as a result of a $3.0 million adjustment to increase our warranty accrual during the period. This adjustment was due to higher general warranty related expenditures. There were $0.3 million of warranty adjustments during the three and nine months ended September 30, 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Dollars in thousands)
Balance at beginning of period	$42,711	$35,017	$37,491	$33,664
Expense provisions	6,856	5,618	19,475	15,706
Cash payments	(4,929)	(4,834)	(14,768)	(13,569)
Adjustments	523	319	2,963	319
Balance at end of period	$45,161	$36,120	$45,161	$36,120

12.    Insurance and Construction Defect Claim Reserves
The establishment of reserves for estimated losses associated with insurance policies issued by Allegiant and re-insurance agreements issued by StarAmerican are based on actuarial studies that include known facts and interpretations of circumstances, including our experience with similar cases and historical trends involving claim payment patterns, pending levels of unpaid claims, product mix or concentration, claim severity, frequency patterns, and changing regulatory and legal environments. It is possible that changes in the insurance payment experience used in estimating our ultimate insurance losses could have a material impact on our insurance reserves.
The establishment of reserves for estimated losses to be incurred by our homebuilding subsidiaries associated with: (1) the self-insured retention (“SIR”) portion of construction defect claims that are expected to be covered under insurance policies with Allegiant and (2) the entire cost of any construction defect claims that are not expected to be covered by insurance policies with Allegiant, are based on third party actuarial studies that include known facts similar to those for our insurance reserves. It is possible that changes in the payment experience used in estimating our ultimate losses for construction defect claims could have a material impact on our reserves.
The table set forth below summarizes our insurance and construction defect claim reserves activity for the three and nine months ended September 30, 2022 and 2021. These reserves are included as a component of accounts payable and accrued liabilities and accrued and other liabilities in the financial services and homebuilding sections, respectively, of the consolidated balance sheets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Dollars in thousands)
Balance at beginning of period	$87,924	$76,286	$82,187	$70,054
Expense provisions	4,879	4,776	14,331	14,447
Cash payments, net of recoveries	(1,363)	(2,063)	(5,078)	(5,502)
Balance at end of period	$91,440	$78,999	$91,440	$78,999
In the ordinary course of business, we make payments from our insurance and construction defect claim reserves to settle litigation claims arising from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of what future cash payments will be for subsequent periods.
13.    Income Taxes
Our overall effective income tax rates were 22.3% and 25.4% for the three and nine months ended September 30, 2022, respectively, and 24.3% and 24.2% for the three and nine months ended September 30, 2021, respectively. The rates for the three and nine months ended September 30, 2022 resulted in income tax expense of $41.4 million and $164.3 million, respectively, compared to income tax expense of $46.7 million and $131.5 million for the three and nine months ended September 30, 2021, respectively. The year-over-year decrease in the effective tax rate for the three months ended September 30, 2022, was primarily due to the Inflation Reduction Act retroactively extending the energy tax credit for the period January 1, 2022 through December 31, 2022 during the quarter. This was partially offset by an increase in non-deductible executive compensation. The year-over-year increase in the effective rate for the nine months ended September 30, 2022 was primarily related to an increase in non-deductible executive compensation and a decrease in the windfall on non-qualifying stock options exercised and lapsed restricted stock during the current period.

14.    Senior Notes
The carrying values of our senior notes as of September 30, 2022 and December 31, 2021, net of any unamortized debt issuance costs or discount, were as follows:

	September 30, 2022	December 31, 2021

	(Dollars in thousands)
3.850% Senior Notes due January 2030, net	$297,884	$297,699
2.500% Senior Notes due January 2031, net	347,341	347,126
6.000% Senior Notes due January 2043, net	491,065	490,903
3.966% Senior Notes due August 2061, net	346,084	346,053
Total	$1,482,374	$1,481,781
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
15.    Stock-Based Compensation
The following table sets forth share-based award expense activity for the three and nine months ended September 30, 2022 and 2021, which is included as a component of selling, general and administrative expenses and expenses in the homebuilding and financial services sections, respectively, of our consolidated statements of operations and comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Dollars in thousands)
Stock option grants expense	$16,914	$600	$18,094	$2,189
Restricted stock awards expense	1,364	3,026	5,992	6,947
Performance share units expense	7,277	4,293	26,262	17,728
Total stock-based compensation	$25,555	$7,919	$50,348	$26,864
On September 28, 2022 the Compensation Committee of the Company granted long-term non-qualified stock options for 1,800,000 shares of common stock under the Company’s 2021 Equity Incentive Plan. The stock options vested immediately and will become exercisable equally over three years, starting with the first anniversary of the grant date. The option exercise price is equal to the closing price of the Company’s common stock on the date of grant, which was $28.78 and the expiration date of each option is September 28, 2032. The grant date fair value of these options is $8.34 per share, resulting in $15.0 million of compensation expense recognized during the three and nine months ended September 30, 2022.
Additional detail on the performance share units ("PSUs") expense is included below:
2018 PSU Grants. The 2018 PSU awards vested on April 29, 2021. For the three and nine months ended September 30, 2021, the Company recorded share-based award expense of $1.3 million related to these awards.

2019 PSU Grants. The 2019 PSU awards vested on February 3, 2022. For the three and nine months ended September 30, 2021, the Company recorded share-based award expense of $1.8 million and $5.5 million, respectively, related to these awards.
2020 PSU Grants. As of September 30, 2022, the Company recorded the required share-based award expense related to the awards of $2.5 million and $7.4 million for the three and nine months ended September 30, 2022, based on its assessment of the probability for achievement of the performance targets. For the three and nine months ended September 30, 2021, the Company recorded share-based award expense of $2.5 million and $10.9 million, respectively, related to these awards.
2021 PSU Grants. As of September 30, 2022, the Company recorded the required share-based award expense related to the awards of $4.8 million and $18.9 million for the three and nine months ended September 30, 2022, based on its assessment of the probability for achievement of the performance targets. As of September 30, 2021, the Company concluded that achievement of any of the performance metrics had not met the level of probability required to record compensation expense and accordingly, no expense related to these awards was recognized.
16.    Commitments and Contingencies
Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At September 30, 2022, we had outstanding surety bonds and letters of credit totaling $367.6 million and $166.8 million, respectively, including $117.4 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $155.8 million and $122.9 million, respectively. All letters of credit as of September 30, 2022, excluding those issued by HomeAmerican, were issued under our unsecured revolving credit facility (see Note 18 for further discussion of the revolving credit facility). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.
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
Lot Option Contracts. In the ordinary course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allow us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, and minimizes the amount of land inventories on our consolidated balance sheets. In certain cases, these contracts will be settled shortly following the end of the period. Our obligation with respect to Option Contracts is generally limited to forfeiture of the related deposits. At September 30, 2022, we had cash deposits and letters of credit totaling $24.1 million and $5.9 million, respectively, at risk associated with the option to purchase 5,364 lots.

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
Market risk arises if interest rates move adversely between the time of the IRLCs and the date the loan is committed or sold to an investor. We mitigate our exposure to interest rate market risk relating to mortgage loans held-for-sale and IRLCs using: (1) forward sales of mortgage-backed securities, which are commitments to sell a specified financial instrument at a specified future date for a specified price, (2) mandatory delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price within a specified time period, and (3) best-effort delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price subject to the underlying mortgage loans being funded and closed. The best-effort delivery forward loan sale commitments do not meet the definition of derivative financial instruments in accordance with ASC Topic 815, Derivatives and Hedging ("ASC 815"). We have elected the fair value option for the best-effort delivery forward loan sale commitments in accordance with ASC Topic 825, Financial Instruments ("ASC 825").
Forward sales of mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is committed under a best-effort or mandatory delivery forward loan sale commitment.
The following table sets forth the notional amounts of our financial instruments at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

	(Dollars in thousands)
Interest rate lock commitments	$609,271	$268,796
Forward sales of mortgage-backed securities	373,000	275,600
Mandatory delivery forward loan sale commitments	89,631	128,391
Best-effort delivery forward loan sale commitments	325,739	51,993
For the three and nine months ended September 30, 2022, we recorded net gains on these financial instruments measured on a recurring basis of $7.3 million and $44.6 million, respectively, in revenues in the financial services section of our consolidated statements of operations and comprehensive income, compared to net gain (loss) of $(0.9) million and $5.6 million for the same periods in 2021. There are no credit-risk-related contingent features within our derivative agreements, and counterparty risk is considered minimal.

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
The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of September 30, 2022.
We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At September 30, 2022 and December 31, 2021, there were $49.4 million and $40.1 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. At September 30, 2022 and December 31, 2021, we had $10.0 million and $10.0 million, respectively, outstanding under the Revolving Credit Facility. As of September 30, 2022, availability under the Revolving Credit Facility was approximately $1.14 billion.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The Mortgage Repurchase Facility was amended on September 24, 2020, March 25, 2021, May 20, 2021, December 21, 2021 and May 19, 2022 to adjust the commitments to purchase for specific time periods. The total capacity of the facility at September 30, 2022 was $275 million. The May 19, 2022 amendment extended the termination date of the Repurchase Agreement to May 18, 2023.

At September 30, 2022 and December 31, 2021, HomeAmerican had $196.2 million and $256.3 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. The December 21, 2021 amendment also provides for a transition from a pricing rate based on the London Interbank Offered Rate (LIBOR) to one based on the Secured Overnight Financing Rate (SOFR).

The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of September 30, 2022.
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
As the combined assets, liabilities and results of operations of M.D.C. Holdings, Inc. and the Guarantor Subsidiaries (the “Obligor Group”) are not materially different from those in the homebuilding section of our consolidated balance sheets and consolidated statements of operations and comprehensive income, separate summarized financial information of the Obligor Group has not been included. As of September 30, 2022 and December 31, 2021, amounts due to non-guarantor subsidiaries from the Obligor Group totaled $65.8 million and $60.2 million, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$1,407,642	$1,257,701	$4,098,985	$3,667,332
Home cost of sales	(1,059,996)	(962,078)	(3,043,390)	(2,827,147)
Inventory impairments	(28,415)	—	(29,075)	—
Total cost of sales	(1,088,411)	(962,078)	(3,072,465)	(2,827,147)
Gross profit	319,231	295,623	1,026,520	840,185
Gross margin	22.7%	23.5%	25.0%	22.9%
Selling, general and administrative expenses	(141,435)	(120,116)	(404,598)	(363,970)
Loss on debt retirement	—	(12,150)	—	(12,150)
Interest and other income	2,220	3,149	3,797	4,984
Other expense	(11,800)	(1,354)	(28,733)	(2,881)
Homebuilding pretax income	168,216	165,152	596,986	466,168

Financial Services:
Revenues	34,101	43,104	99,461	121,445
Expenses	(18,704)	(16,377)	(54,440)	(47,922)
Other income, net	2,176	813	4,627	2,855
Financial services pretax income	17,573	27,540	49,648	76,378

Income before income taxes	185,789	192,692	646,634	542,546
Provision for income taxes	(41,389)	(46,738)	(164,271)	(131,550)
Net income	$144,400	$145,954	$482,363	$410,996

Earnings per share:
Basic	$2.03	$2.07	$6.78	$5.83
Diluted	$1.98	$1.99	$6.59	$5.62

Weighted average common shares outstanding:
Basic	70,880,405	70,301,085	70,829,761	70,130,853
Diluted	72,729,453	72,800,011	72,892,635	72,770,432

Dividends declared per share	$0.50	$0.40	$1.50	$1.17

Cash provided by (used in):
Operating Activities	$172,893	$(98,606)	$343,953	$(86,522)
Investing Activities	$(298,857)	$(7,567)	$(312,555)	$(21,014)
Financing Activities	$(13,832)	$232,460	$(178,416)	$471,210

Overview
Industry Conditions and Outlook for MDC*

The housing market deteriorated rapidly in the third quarter of 2022 as the Federal Reserve remained aggressive in their actions to combat inflation. As a result, 30-year fixed mortgage rates continued to rise and ended the quarter at their highest level in over 15 years. The magnitude and speed of these recent rate increases has caused many buyers to pause and reconsider a home purchase, resulting in lower gross orders, higher cancellations, and higher incentives during the quarter. Unlike the prior quarter, where the highest percentage of cancellation activity related to buyers who could no longer qualify for a mortgage because of higher interest rates, during the third quarter the highest percentage of cancellation activity shifted to homebuyers concerned about purchasing in an uncertain housing market, even though they still qualified for a mortgage.

As a result of the cancellation activity experienced during the three months ended September 30, 2022, our monthly absorption rate for the period dropped to only 0.5 net orders per community per month compared to 4.1 net orders in the prior year period. On a gross order basis, our monthly absorption rate was 2.4 gross orders per community per month compared to 5.1 gross orders in the prior year period. While a portion of this change in our gross order pace is attributable to the sharp rise in mortgage interest rates experienced during 2022, the return of more seasonal sale patterns also contributed to the decline.

Management has responded to declining housing market conditions not only by adjusting pricing and increasing incentives as necessary to maintain a reasonable pace of gross orders, but also by reducing acquisition spend on new housing projects while industry conditions remain volatile and uncertain.

While we remain confident in the long-term growth prospects for the industry given the underproduction of new homes over the past decade, the current demand for new homes is subject to continued uncertainty due to many factors. These include ongoing inflation concerns, the Federal Reserve's continued quantitative tightening and the resulting impact on mortgage interest rates, consumer confidence, the current geopolitical environment, the continued impact of the COVID-19 pandemic and other factors. The potential effect of these factors is highly uncertain and could adversely and materially impact our operations and financial results in future periods.

We believe we are well-positioned to navigate the ever-evolving market conditions given our seasoned leadership team and strong financial position. We ended the quarter with total cash and cash equivalents and marketable securities of $744.0 million, total liquidity of $1.89 billion and no senior note maturities until 2030. We remain focused on cash flow as we continue to build through our homes in backlog, resulting in cash flow from operating activities during the three and nine months ended September 30, 2022 of $172.9 million and $344.0 million, respectively. Our debt-to-capital ratio at September 30, 2022 and 2021 was 33.2% and 39.7%, respectively.
Three Months Ended September 30, 2022
For the three months ended September 30, 2022, our net income was $144.4 million, or $1.98 per diluted share, a 1% decrease compared to net income of $146.0 million, or $1.99 per diluted share, for the same period in the prior year. Our financial services business was the primary driver of the decrease, as pretax income decreased $10 million, or 36% year-over-year. This decrease was partially offset by our homebuilding business, as pretax income increased $3.1 million, or 2%, compared to the same period in the prior year. Also partially offsetting the decrease was our effective tax rate, which decreased to 22.3% for the three months ended September 30, 2022 compared to 24.3% for the same period in the prior year. The decrease in financial services pretax income was primarily due to our mortgage operations, as we have seen profitability per loan locked, closed and sold return to more historical levels during the period ended September 30, 2022 as competition in the primary mortgage market has increased. Further, within our mortgage operations business, we saw a decrease in the number of loans locked primarily due to the higher volume of long term interest rate locks in the second quarter of 2022. The decrease in mortgage operations was partly offset by our insurance operations, which benefited from increased premium revenue within our captive insurance companies. The increase in homebuilding pretax income was the result of a 12% increase in home sale revenues and a $12.2 million loss on debt retirement incurred in the prior year period. These items were partially offset by a 80 basis point decrease in gross margin from home sales, a 40 basis point increase in our selling, general and administrative expenses as a percentage of revenue and project abandonment expense of $11.8 million. The decrease in gross margin from home sales was the result of $28.4 million of inventory impairments recorded during the period. The decrease in our effective tax rate was driven by energy tax credits being extended during the quarter.
Nine Months Ended September 30, 2022
For the nine months ended September 30, 2022, our net income was $482.4 million, or $6.59 per diluted share, an 17% increase compared to net income of $411.0 million, or $5.62 per diluted share, for the same period in the prior year. Our homebuilding business was the driver of the increase, as pretax income increased $130.8 million, or 28%. This was slightly offset by our financial services businesses, as pretax income decreased $26.7 million, or 35%. The increase in homebuilding pretax income was the result of an increase in gross margin from home sales of 210 basis points and a 12% increase in home sale revenues. These increases were partially offset by project abandonment expense of $28.8 million. The other main drivers of the increase in homebuilding pretax income and the decrease in financial services pretax income are consistent with the third quarter commentary discussed above.
* See "Forward-Looking Statements" below.

Homebuilding
Pretax Income (Loss):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%

	(Dollars in thousands)
West	$105,680	$120,284	$(14,604)	(12)%	$384,714	$330,390	$54,324	16%
Mountain	68,106	55,386	12,720	23%	197,747	165,296	32,451	20%
East	28,245	15,410	12,835	83%	94,046	34,091	59,955	176%
Corporate	(33,815)	(25,928)	(7,887)	(30)%	(79,521)	(63,609)	(15,912)	(25)%
Total Homebuilding pretax income	$168,216	$165,152	$3,064	2%	$596,986	$466,168	$130,818	28%
For the three months ended September 30, 2022, we recorded homebuilding pretax income of $168.2 million, an increase of 2% from $165.2 million for the same period in the prior year. The increase was due to a 12% increase in home sale revenues. This was partially offset by a 80 basis point decrease in our gross margin from home sales and a 40 basis point increase in our selling, general and administrative expenses as a percentage of revenue.
Our West segment experienced a $14.6 million year-over-year decrease in pretax income, due to a decrease in gross margin partially offset by a 6% increase in home sale revenues. Our Mountain segment experienced a $12.7 million increase in pretax income from the prior year, as a result of a 12% increase in home sale revenues and an improved gross margin. Our East segment experienced a $12.8 million increase in pretax income from the prior year, due primarily to a 42% increase in home sale revenues as well as an improved gross margin. Our West, Mountain and East homebuilding segments also benefited from decreased selling, general and administrative expenses as a percentage of revenue driven by improved operating leverage. Our Corporate segment experienced a $7.9 million decrease in pretax income, due primarily to increased stock-based and deferred compensation expense. This was partially offset by an increase in the amount of corporate cost allocated to our homebuilding and financial services segments.
For the nine months ended September 30, 2022, we recorded homebuilding pretax income of $597.0 million, an increase of 28% from $466.2 million for the same period in the prior year. The increase was due to a 12% increase in home sale revenues and a 210 basis point increase in our gross margin from home sales. Our West segment experienced a $54.3 million increase in pretax income, due to an improved gross margin, a 3% increase in home sale revenue, and a decrease in selling, general and administrative expenses as a percentage of revenue. Commentary on the drivers of the increase in pretax income in our Mountain, East homebuilding segments as well as the decrease in our Corporate segment are consistent with the 2022 third quarter discussion above.
Assets:

	September 30, 2022	December 31, 2021	Change
			Amount	%

	(Dollars in thousands)
West	$2,595,147	$2,472,378	$122,769	5%
Mountain	1,164,506	1,072,717	91,789	9%
East	494,078	450,675	43,403	10%
Corporate	691,130	547,364	143,766	26%
Total homebuilding assets	$4,944,861	$4,543,134	$401,727	9%
Total homebuilding assets increased 9% from December 31, 2021 to September 30, 2022. Homebuilding assets increased in each of our operating segments largely due to a greater number of homes completed or under construction as of period-end, partially offset by a decrease in land and land under development in the West Segment.

New Home Deliveries & Home Sale Revenues:
Changes in home sale revenues are impacted by changes in the number of new homes delivered and the average selling price of those delivered homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	Three Months Ended September 30,
	2022			2021			% Change
	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price

	(Dollars in thousands)
West	1,312	$772,356	$588.7	1,376	$729,777	$530.4	(5)%	6%	11%
Mountain	647	424,397	655.9	666	379,041	569.1	(3)%	12%	15%
East	428	210,889	492.7	377	148,883	394.9	14%	42%	25%
Total	2,387	$1,407,642	$589.7	2,419	$1,257,701	$519.9	(1)%	12%	13%

	Nine Months Ended September 30,
	2022			2021			% Change
	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price

	(Dollars in thousands)
West	3,926	$2,267,946	$577.7	4,324	$2,194,071	$507.4	(9)%	3%	14%
Mountain	1,860	1,196,526	643.3	1,989	1,104,391	555.2	(6)%	8%	16%
East	1,370	634,513	463.1	1,006	368,870	366.7	36%	72%	26%
Total	7,156	$4,098,985	$572.8	7,319	$3,667,332	$501.1	(2)%	12%	14%
For the three and nine months ended September 30, 2022, the number of new homes delivered in each of our segments was negatively impacted by an increase in construction cycle times year-over-year. This increase was primarily the result of extended permitting times, supply chain disruptions and labor shortages as a result of the pandemic as well as the strong demand for new homes experienced in recent periods.
West Segment Commentary
For the three and nine months ended September 30, 2022, the decrease in new home deliveries was the result of a decrease in backlog conversion rates due to increased construction cycle times discussed above. This was partially offset by the construction status of those homes in beginning backlog for the respective periods. For the nine months ended September 30, 2022, the decrease was also partially offset by an increase in the number of homes in backlog to begin the period. For the three and nine months ended September 30, 2022, the average selling price of homes delivered increased as a result of price increases implemented over the past two years.
Mountain Segment Commentary
For the three months ended September 30, 2022, the decrease in new home deliveries was the result of a decrease in beginning backlog as well as the increase in cycle times discussed above. This was partially offset by the construction status of those homes in beginning backlog. For the nine months ended September 30, 2022, the decrease in new home deliveries was due to a decrease in backlog conversion rates as a result of the increase in cycle times discussed above. This was partially offset by an increase in beginning backlog and the construction status of those homes in beginning backlog. For the three and nine months ended September 30, 2022, the average selling price of homes delivered increased as a result of price increases implemented over the past two years.
East Segment Commentary
For the three months ended September 30, 2022, the increase in new home deliveries was due to an increase in backlog conversion rates as a result of the construction status of those homes in beginning backlog. This was partially offset by a decrease in beginning backlog and increased cycle times as discussed above. For the nine months ended September 30, 2022, the increase in new home deliveries was due to an increase in beginning backlog as well as the construction status of those homes in backlog. This was partially offset by an increase in cycle times as discussed above. For the three and nine months ended September 30, 2022, the average selling price of homes delivered increased as a result of price increases implemented over the past two years.

Gross Margin from Home Sales:
Our gross margin from home sales for the three months ended September 30, 2022, decreased 80 basis points year-over-year from 23.5% to 22.7%. The decrease in gross margin from home sales was driven by $28.4 million of inventory impairments recognized during the period. The decrease was also in part due to an increase in building costs year-over-year as well as increased incentives. The decrease was partially offset by price increases implemented over the past two years.
Our gross margin from home sales for the nine months ended September 30, 2022, increased 210 basis points year-over-year from 22.9% to 25.0%. The increase in gross margin from home sales was driven by price increases implemented over the past two years. The increase was partially offset by $29.1 million of inventory impairments, increased building costs year-over-year, increased incentives and $3.0 million of warranty accrual adjustments.
Inventory Impairments:
Inventory impairments recognized by segment for the three and nine months ended September 30, 2022 and 2021 are shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)		(Dollars in thousands)
West	$25,900	$—	$26,560	$—
Mountain	—	—	—	—
East	2,515	—	2,515	—
Total Inventory Impairments	$28,415	$—	$29,075	$—
The table below provides quantitative data, for the periods presented, where applicable, used in determining the fair value of the impaired inventory.

	Impairment Data			Quantitative Data
Three Months Ended	Number of Subdivisions Impaired	Inventory Impairments	Fair Value of Inventory After Impairments	Discount Rate
	(Dollars in thousands)
March 31, 2022	1	$660	$1,728		N/A
September 30, 2022	9	$28,415	$44,615	15%	—	18%
Total		$29,075

Selling, General and Administrative Expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change

	(Dollars in thousands)
General and administrative expenses	$80,858	$59,935	$20,923	$225,735	$179,056	$46,679
General and administrative expenses as a percentage of home sale revenues	5.7%	4.8%	90 bps	5.5%	4.9%	60 bps
Marketing expenses	$26,355	$25,660	$695	$78,022	$78,195	$(173)
Marketing expenses as a percentage of home sale revenues	1.9%	2.0%	-10 bps	1.9%	2.1%	-20 bps
Commissions expenses	$34,222	$34,521	$(299)	$100,841	$106,719	$(5,878)
Commissions expenses as a percentage of home sale revenues	2.4%	2.7%	-30 bps	2.5%	2.9%	-40 bps
Total selling, general and administrative expenses	$141,435	$120,116	$21,319	$404,598	$363,970	$40,628
Total selling, general and administrative expenses as a percentage of home sale revenues	10.0%	9.6%	40 bps	9.9%	9.9%	0 bps
General and administrative expenses increased for the three and nine months ended September 30, 2022 due to increased bonus, stock-based and deferred compensation expenses. For the nine months ended September 30, 2022, the increase was also due to increased salary related expenses due to higher average headcount.
Marketing expenses were consistent for the three and nine months ended September 30, 2022 compared to the previous period, as increased salary related expenses and product advertising expenses were offset by decreased amortization of deferred selling cost and model home expenses.
Commissions expenses decreased for the three and nine months ended September 30, 2022 due to changes in our commission structure, which were partially offset by increases in home sale revenues.

Other Homebuilding Operating Data
Net New Orders and Active Subdivisions:
Changes in the dollar value of net new orders are impacted by changes in the number of net new orders and the average selling price of those homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	Three Months Ended September 30,
	2022				2021				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate

	(Dollars in thousands)
West	193	$93,481	$484.4	0.51	1,437	$783,072	$544.9	4.91	(87)%	(88)%	(11)%	(90)%
Mountain	(3)	2,838	N/A	(0.02)	505	323,018	639.6	2.99	(101)%	(99)%	N/A	(101)%
East	109	56,514	518.5	1.01	457	199,985	437.6	3.67	(76)%	(72)%	18%	(73)%
Total	299	$152,833	$511.1	0.46	2,399	$1,306,075	$544.4	4.10	(88)%	(88)%	(6)%	(89)%

	Nine Months Ended September 30,
	2022				2021				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate

	(Dollars in thousands)
West	2,754	$1,677,039	$608.9	2.66	4,814	$2,613,279	$542.8	5.42	(43)%	(36)%	12%	(51)%
Mountain	1,194	811,860	679.9	2.52	2,222	1,375,442	619.0	4.35	(46)%	(41)%	10%	(42)%
East	906	457,919	505.4	2.80	1,286	558,716	434.5	3.91	(30)%	(18)%	16%	(28)%
Total	4,854	$2,946,818	$607.1	2.64	8,322	$4,547,437	$546.4	4.82	(42)%	(35)%	11%	(45)%
*Calculated as total net new orders (gross orders less cancellations) in period ÷ average active communities during period ÷ number of months in period.

				Average Active Subdivisions			Average Active Subdivisions
	Active Subdivisions			Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%	September 30,		%
	2022	2021	Change	2022	2021	Change	2022	2021	Change
West	132	104	27%	127	98	30%	115	99	16%
Mountain	51	56	(9)%	52	56	(7)%	53	57	(7)%
East	37	43	(14)%	36	42	(14)%	36	37	(3)%
Total	220	203	8%	215	196	10%	204	193	6%
For the three and nine months ended September 30, 2022, the number of net new orders in each of our segments was negatively impacted by a decrease in the monthly sales absorption pace. This was driven by a lower pace of gross orders (before cancellations) as well as an increase in cancellations as a percentage of homes in beginning backlog to start the quarter (“cancellation rate”). The lower pace of gross orders experienced during the three and nine months ended September 30, 2022 was the result of the sharp rise in mortgage interest rates and homebuyer concerns about purchasing in an uncertain housing market as well as the return of more seasonal sale patterns during 2022. See the "Cancellation Rate" section below for commentary on the increase in our cancellation rate.

The increased cancellation rate during the three months ended September 30, 2022 affects the dollar value of net new orders and as a result the average selling price of those net orders. As a result, we have included the following average selling price metrics on a gross order basis to better reflect the change in our average selling price of new orders during the third quarter of 2022. For the three months ended September 30, 2022, the average selling price of our gross orders increased approximately 4% as compared to the three months ended September 30, 2021 and decreased approximately 5% as compared to the three months ended June 30, 2022. The increase in average selling price from the three months ended September 30, 2021 was due to price increases implemented in the second half of 2021 and the first quarter of 2022, partially offset by an increase in incentives. The decrease in average selling price from the three months ended June 30, 2022 was due to an increase in incentives as well as decreased base pricing in certain communities.
West Segment Commentary
For the three and nine months ended September 30, 2022, the decrease in net new orders was due to a decrease in the monthly sales absorption rate as discussed above. This was partially offset by an increase in average active subdivisions year-over-year. The increase in average selling price for the nine months ended September 30, 2022 was due to price increases implemented in the second half of 2021 and the first quarter of 2022.
Mountain Segment Commentary
For the three and nine months ended September 30, 2022, the decrease in net new orders was due to a decrease in the monthly sales absorption rates as discussed above, as well as a decrease in average active subdivisions year-over-year. The increase in average selling price for the nine months ended September 30, 2022 was due to price increases implemented in the second half of 2021 and the first quarter of 2022.
East Segment Commentary
For the three and nine months ended September 30, 2022, the decrease in net new orders was due to a decrease in the monthly sales absorption rate as discussed above, as well as a decrease in average active subdivisions year-over-year. The increase in average selling price for the nine months ended September 30, 2022 was due to price increases implemented in the second half of 2021 and the first quarter of 2022.
Cancellation Rate:

	Cancellations as a Percentage of Homes in Beginning Backlog
	2022			2021
	Three Months Ended
	March 31,	June 30,	September 30,	March 31,	June 30,	September 30,
West	8%	10%	17%	7%	5%	8%
Mountain	8%	9%	17%	8%	5%	7%
East	9%	11%	17%	13%	9%	7%
Total	8%	10%	17%	8%	6%	7%
Our cancellation rate increased year-over-year in each of our segments during the three months ended September 30, 2022 and was above our typical historical levels. The increase in cancellation rates was a result of the recent softening in housing market demand, homebuyer sentiment, as well as the strong demand levels we experienced in the prior year. Our gross cancellations for the quarter were 1,270, 59% of which related to orders that occurred prior to March 31, 2022.

Backlog:

	September 30,
	2022			2021			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price

	(Dollars in thousands)
West	3,044	$1,762,858	$579.1	4,200	$2,295,570	$546.6	(28)%	(23)%	6%
Mountain	1,508	1,038,037	688.4	2,251	1,408,945	625.9	(33)%	(26)%	10%
East	786	396,406	504.3	1,207	537,983	445.7	(35)%	(26)%	13%
Total	5,338	$3,197,301	$599.0	7,658	$4,242,498	$554.0	(30)%	(25)%	8%
At September 30, 2022, we had 5,338 homes in backlog with a total value of $3.20 billion. This represented a 30% decrease in the number of homes in backlog and a 25% decrease in the dollar value of homes in backlog from September 30, 2021. The decrease in the number of homes in backlog is primarily a result of increased cancellations and a decrease in the pace of gross sales during the third quarter of 2022. This was partially offset by an increase in cycle times year-over-year within nearly all of our markets. The increase in the average selling price of homes in backlog was due to price increases implemented in the second half of 2021 and the first quarter of 2022. Our ability to convert backlog into closings could be negatively impacted in future periods by rising mortgage interest rates, the pandemic and other factors, the extent to which is highly uncertain and depends on future developments.
Homes Completed or Under Construction (WIP lots):

	September 30,		%
	2022	2021	Change
Unsold:
Completed	187	21	790%
Under construction	895	345	159%
Total unsold started homes	1,082	366	196%
Sold homes under construction or completed	5,094	6,468	(21)%
Model homes under construction or completed	532	490	9%
Total homes completed or under construction	6,708	7,324	(8)%
The increase in total unsold started homes is due to an increase in the cancellation rate during the three and nine months ended September 30, 2022.
Lots Owned and Optioned (including homes completed or under construction):

	September 30, 2022			September 30, 2021
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total	Total % Change
West	13,893	914	14,807	14,209	5,811	20,020	(26)%
Mountain	6,151	2,458	8,609	6,258	4,236	10,494	(18)%
East	3,848	1,992	5,840	3,824	2,328	6,152	(5)%
Total	23,892	5,364	29,256	24,291	12,375	36,666	(20)%
Our total owned and optioned lots at September 30, 2022 were 29,256, which represented a 20% decrease year-over-year. This decrease is a result of our intentional slowdown in land acquisition and approval activity due to current market uncertainty. We believe that our total lot supply is sufficient to meet our operating needs for several years, consistent with our philosophy of maintaining a two to three year supply of land. See "Forward-Looking Statements" below.

Financial Services

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%

	(Dollars in thousands)
Financial services revenues
Mortgage operations	$16,933	$31,122	$(14,189)	(46)%	$56,611	$89,608	$(32,997)	(37)%
Other	17,168	11,982	5,186	43%	42,850	31,837	11,013	35%
Total financial services revenues	$34,101	$43,104	$(9,003)	(21)%	$99,461	$121,445	$(21,984)	(18)%
Financial services pretax income
Mortgage operations	$5,676	$21,214	$(15,538)	(73)%	$23,782	$61,341	$(37,559)	(61)%
Other	11,897	6,326	5,571	88%	25,866	15,037	$10,829	72%
Total financial services pretax income	$17,573	$27,540	$(9,967)	(36)%	$49,648	$76,378	$(26,730)	(35)%
For the three months ended September 30, 2022, our financial services pretax income decreased to $17.6 million compared to $27.5 million in the third quarter of 2021. The decrease in financial services pretax income was primarily driven by our mortgage operations, due to decreased profitability per loan locked, closed and sold during the period ended September 30, 2022 as there was increased competition in the primary mortgage market. The decrease in mortgage operations was also due to a decrease in interest rate lock commitments as many homebuyers elected to take advantage of long-term lock opportunities during the second quarter of 2022. The accounting treatment for these rate lock commitments had a favorable pull-forward effect on pre-tax income in the second quarter of 2022, thus lowering revenue in the third quarter of 2022. The decrease was also due to a decrease in the gain recognized on the sale of conventional mortgage service rights of $0.6 million during the three months ended September 30, 2022 compared to $3.5 million during the same period ended 2021. This decrease was partially offset by our insurance operations, which benefited from increased premium revenue within our captive insurance companies.
For the nine months ended September 30, 2022, our financial services pretax income decreased to $49.6 million compared to $76.4 million in the prior year period. The decrease in financial services pretax income was primarily due to our mortgage operations, partially offset by an increase in insurance operations pretax income. The main drivers of the decrease in mortgage operations and increase related to our captive insurance companies are consistent with the third quarter commentary discussed above. For the nine months ended September 30, 2022, the decrease in mortgage operations was partly offset by an increase in mortgage servicing revenue due to an increase in additions to the servicing portfolio year-over-year.

The following table sets forth information for our mortgage operations segment relating to mortgage loans originated and capture rate.

	Three Months Ended		% or Percentage	Nine Months Ended		% or Percentage Change
	September 30,			September 30,
	2022	2021	Change	2022	2021

	(Dollars in thousands)
Total Originations (including transfer loans):
Loans	1,447	1,453	—%	4,278	4,585	(7)%
Principal	$688,983	$620,454	11%	$1,998,086	$1,879,587	6%
Capture Rate Data:
Capture rate as % of all homes delivered	61%	60%	1%	60%	62%	(2)%
Capture rate as % of all homes delivered (excludes cash sales)	64%	62%	2%	63%	65%	(2)%
Mortgage Loan Origination Product Mix:
FHA loans	12%	14%	(2)%	13%	17%	(4)%
Other government loans (VA & USDA)	23%	19%	4%	21%	18%	3%
Total government loans	35%	33%	2%	34%	35%	(1)%
Conventional loans	65%	67%	(2)%	66%	65%	1%
	100%	100%	—%	100%	100%	—%
Loan Type:
Fixed rate	98%	100%	(2)%	98%	100%	(2)%
ARM	2%	—%	2%	2%	—%	2%
Credit Quality:
Average FICO Score	744	740	1%	744	739	1%
Other Data:	`	`
Average Combined LTV ratio	81%	84%	(3)%	82%	84%	(2)%
Full documentation loans	100%	100%	—%	100%	100%	—%
Loans Sold to Third Parties:
Loans	1,435	1,325	8%	4,465	4,612	(3)%
Principal	$676,451	$557,876	21%	$2,068,243	$1,858,303	11%
Income Taxes
Our overall effective income tax rates were 22.3% and 25.4% for the three and nine months ended September 30, 2022 and 24.3% and 24.2% for the three and nine months ended September 30, 2021. The rates for the three and nine months ended September 30, 2022 resulted in income tax expense of $41.4 million and $164.3 million, respectively, compared to income tax expense of $46.7 million and $131.5 million for the three and nine months ended September 30, 2021, respectively. The year-over-year decrease in the effective tax rate for the three months ended September 30, 2022, was primarily due to the Inflation Reduction Act retroactively extending the energy tax credit for the period January 1, 2022 through December 31, 2022 during the quarter. This was partially offset by an increase in non-deductible executive compensation. The year-over-year increase in the effective rate for the nine months ended September 30, 2022, was primarily related to an increase in non-deductible executive compensation and a decrease in the windfall on non-qualifying stock options exercised and lapsed restricted stock during the current period.

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
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of September 30, 2022, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, payments due on our Mortgage Repurchase Facility, purchase obligations related to expected acquisition of land under purchase agreements and land development agreements (many of which are secured by letters of credit or surety bonds) and operating leases. Other material cash requirements include land acquisition and development costs not yet contracted for, home construction costs, operating expenses, including our selling, general and administrative expenses, investments and funding of capital improvements and dividend payments.
At September 30, 2022, we had outstanding senior notes with varying maturities totaling an aggregate principal amount of $1.5 billion, with none payable within 12 months. Future interest payments associated with the notes total $1.3 billion, with $64.2 million payable within 12 months. As of September 30, 2022, we had $30.1 million of required operating lease future minimum payments.
At September 30, 2022, we had deposits of $26.1 million in the form of cash and $6.4 million in the form of letters of credit that secured option contracts to purchase 5,364 lots for a total estimated purchase price of $500.3 million.
At September 30, 2022, we had outstanding surety bonds and letters of credit totaling $367.6 million and $166.8 million, respectively, including $117.4 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $155.8 million and $122.9 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit. We have made no material guarantees with respect to third-party obligations.
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
The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of September 30, 2022.
We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At September 30, 2022 and December 31, 2021, there were $49.4 million and $40.1 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. At September 30, 2022 and December 31, 2021, we had $10.0 million and $10.0 million, respectively, outstanding under the Revolving Credit Facility. As of September 30, 2022, availability under the Revolving Credit Facility was approximately $1.14 billion.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The Mortgage Repurchase Facility was amended on September 24, 2020, March 25, 2021, May 20, 2021, December 21, 2021 and May 19, 2022 to adjust the commitments to purchase for specific time periods. The total capacity of the facility at September 30, 2022 was $275 million. The May 19, 2022 amendment extended the termination date of the Repurchase Agreement to May 18, 2023.

At September 30, 2022 and December 31, 2021, HomeAmerican had $196.2 million and $256.3 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. The December 21, 2021 amendment also provides for a transition from a pricing rate based on the London Interbank Offered Rate (LIBOR) to one based on the Secured Overnight Financing Rate (SOFR).
The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of September 30, 2022.
Dividends
During the three months ended September 30, 2022 and 2021, we paid cash dividends of $0.50 per share and $0.40 per share, respectively. During the nine months ended September 30, 2022 and 2021, we paid cash dividends of $1.50 per share and $1.17 per share, respectively. Additionally, during the nine months ended September 30, 2021, we distributed an 8% stock dividend.
MDC Common Stock Repurchase Program
At September 30, 2022, we were authorized to repurchase up to 4.0 million shares of our common stock. We did not repurchase any shares of our common stock during the three and nine months ended September 30, 2022.

Consolidated Cash Flow
During the nine months ended September 30, 2022, net cash provided by operating activities was $344.0 million compared with net cash used in operating activities of $86.5 million in the prior year period. During the nine months ended September 30, 2022 and 2021, the most significant source of cash provided by operating activities was net income of $482.4 million and $411.0 million, respectively. Cash used to increase housing completed or under construction for the nine months ended September 30, 2022 and 2021 was $319.1 million and $461.1 million, respectively, as homes in inventory increased during both periods. Cash provided by the decrease in land and land under development for the nine months ended September 30, 2022 was $9.0 million driven by home starts outnumbering lot acquisitions during the period. Cash used in the increase in land and land under development for the nine months ended September 30, 2021 was $118.8 million driven by the acquisition of 10,131 lots during the period. Cash provided by the decrease in mortgage loans held-for-sale was $91.7 million compared to cash used to increase mortgage loans held-for-sale of $16.4 million in the nine months ended September 30, 2022 and 2021, respectively, as a result of a decrease loan originations for the nine months ended September 30, 2022. Cash used to increase trade and other receivables for the nine months ended September 30, 2022 and 2021 was $19.3 million and $55.5 million, respectively, due to the year-over-year increases in home sale revenues during both periods. Cash provided by the change in accounts payable and accrued liabilities for the nine months ended September 30, 2022 and 2021 was $12.5 million and $88.3 million, respectively, due to the increased construction spend during both periods as a result of the increase in homebuilding inventory at both period ends.
During the nine months ended September 30, 2022 and 2021, net cash used in investing activities was $312.6 million and $21.0 million, respectively. The increase in net cash used in investing activities was driven by $291.1 million of cash used in the purchase of marketable securities during the nine months ended September 30, 2022.
During the nine months ended September 30, 2022, net cash used in financing activities was $178.4 million compared with net cash provided by financing activities of $471.2 million in the prior year period. The primary driver of this decrease in net cash provided by financing activities was the proceeds from the issuance of senior notes of $694.7 million, which was partially offset by repayment of senior notes of $136.4 million during the nine months ended September 30, 2021. Cash used to decrease the mortgage repurchase facility was $60.1 million for the nine months ended September 30, 2022, driven by the increased proceeds from the sale of mortgage loans. Cash provided by the increase of the mortgage repurchase facility was $13.4 million for the nine months ended September 30, 2021, driven by the increased volume of loan origination during the nine months ended September 30, 2021.

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
As of September 30, 2022, our cash and cash equivalents included commercial bank deposits and money market funds and our marketable securities included U.S. government treasury securities with original maturities upon acquisition of less than six months.
We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments, marketable securities and debt. Financial instruments utilized in the normal course of business by HomeAmerican include forward sales of mortgage-backed securities, which are commitments to sell a specified financial instrument at a specified future date for a specified price, mandatory delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price within a specified time period, and best-effort delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price subject to the underlying mortgage loans being funded and closed. Such contracts are the only significant financial and derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process for which an interest rate lock commitment had been made to a borrower that had not closed at September 30, 2022 had an aggregate principal balance of $609.3 million, of which $326.1 million had not yet been committed to a mortgage purchaser. In addition, HomeAmerican had mortgage loans held-for-sale with an aggregate principal balance of $201.8 million at September 30, 2022, of which $69.6 million had not yet been committed to a mortgage purchaser. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale that had not yet been committed to a mortgage purchaser, HomeAmerican had forward sales of securities totaling $373.0 million and $275.6 million at September 30, 2022 and December 31, 2021, respectively.

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
(b)Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchase of common stock during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number of Shares that may yet be Purchased under the Plan or Program (2)
July 1 to July 31, 2022	—	N/A	—	4,000,000
August 1 to August 31, 2022	—	N/A	—	4,000,000
September 1 to September 30, 2022	—	N/A	—	4,000,000
(1) Represents shares of common stock withheld by us to cover withholding taxes due upon the vesting of restricted stock award shares, at the election of certain holders of nonvested shares, with market value approximating the amount of withholding taxes due.
(2) We are authorized to repurchase up to 4,000,000 shares of our common stock. There were no shares of MDC common stock repurchased under this repurchase program during the three month period ended September 30, 2022.

Item 6.        Exhibits

10.1
Form of 2022 Senior Executive Officer Stock Option Agreement (2021 Equity Incentive Plan) (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed September 29, 2022). *

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
101
The following financial statements, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2022 and 2021, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021; and (v) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________________
*Incorporated by reference.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 27, 2022	M.D.C. HOLDINGS, INC.
(Registrant)

By: /s/ Robert N. Martin
Robert N. Martin Senior Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)