Form 10-K
period 2022-12-31
M.D.C. HOLDINGS, INC.
filed 2023-01-31
CIK 773141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 726(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2022, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was $1.83 billion based on the closing sales price of $32.31 per share as reported on the New York Stock Exchange on June 30, 2022.
As of December 31, 2022, the number of shares outstanding of Registrant's common stock was 72,585,596.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of part III of this Form 10-K are incorporated by reference from the Registrant's 2023 definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year.

M.D.C. HOLDINGS, INC.
FORM 10-K
For the Year Ended December 31, 2022

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
Item 1. Business.
(a) General Development of Business
M.D.C. Holdings, Inc. is a Delaware corporation. We refer to M.D.C. Holdings, Inc. as the “Company,” “MDC,” “we” or “our” in this Annual Report on Form 10-K, and these designations include our subsidiaries unless we state otherwise. We have two primary operations, homebuilding and financial services. Our homebuilding operations consist of wholly-owned subsidiary companies that generally purchase finished lots or develop lots to the extent necessary for the construction and sale primarily of single-family detached homes to first-time and first-time move-up homebuyers under the name “Richmond American Homes.” Our homebuilding operations are comprised of various homebuilding divisions that we consider to be our operating segments. For financial reporting purposes, our homebuilding operations are aggregated into reportable segments as follows: (1) West (includes operations in Arizona, California, Nevada, New Mexico, Oregon, Texas and Washington); (2) Mountain (includes operations in Colorado, Idaho and Utah); and (3) East (includes operations in Alabama, Florida, Maryland, Pennsylvania, Tennessee and Virginia).
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

For 2022, the percentage of our home deliveries and home sale revenues by state were as follows:

	Percentage of Deliveries	Percentage of Home Sale Revenues
Arizona	17%	14%
California	22%	26%
Nevada	9%	8%
New Mexico	—%	—%
Oregon	2%	2%
Texas	—%	—%
Washington	4%	5%
West	54%	55%
Colorado	21%	24%
Idaho	—%	—%
Utah	6%	6%
Mountain	27%	30%
Alabama	—%	—%
Maryland	3%	3%
Pennsylvania	—%	—%
Tennessee	—%	—%
Virginia	3%	3%
Florida	13%	9%
East	19%	15%
Total	100%	100%
Our financial services operations include subsidiaries that provide mortgage financing, place title insurance and homeowner insurance for our homebuyers, and provide general liability insurance for our subsidiaries and most of our subcontractors.
Homebuilding Operations
Operating Divisions. The primary functions of our homebuilding segments include land acquisition and development, home construction, sales and marketing, and customer service. Operating decisions are made by our local management teams under the oversight of our Chief Operating Decision Maker (“CODM”), or decision-making group, defined as two key executives - our Executive Chairman and Chief Executive Officer. Our organizational structure (i.e., the grouping and reporting of divisions) changes based upon the current needs of the Company. We had 21 active homebuilding operating divisions at December 31, 2022. We had 21 active homebuilding operating divisions at December 31, 2021 and 17 active homebuilding operating divisions at December 31, 2020.
Corporate Management. Our homebuilding business is managed primarily through members of senior management in our Corporate segment and our four Asset Management Committees (“AMCs”), three for reviewing real estate transactions and one for reviewing corporate transactions. Each real estate AMC is comprised of the Chief Executive Officer, Chief Financial Officer and at least one of our other corporate officers, with the corporate AMC comprised of our Chief Executive Officer and Chief Financial Officer.  All real estate acquisition transactions are reviewed to confirm that the transaction is projected to achieve the objectives established by our decision-making group and must be approved by the designated real estate AMC. Generally, the role of our senior management team and/or AMC includes:
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
•legal matters;
•human resources and payroll;
•information technology; and
•training and development.
Housing. Generally, our homebuilding subsidiaries build single-family detached homes in a number of standardized series, designed to provide variety in the size and style of homes for our potential homebuyers. In certain markets, our homebuilding subsidiaries build and sell duplexes. Within each series of our single-family detached homes, our homebuilding subsidiaries build several different floor plans offering standard and optional features (such as upgraded appliances, cabinetry, flooring, etc.). Differences in sales prices of similar models from market-to-market depend primarily upon homebuyer demand, home prices offered by our competitors, market conditions (such as home inventory supply levels), location, cost of land, optional features and design specifications. The series of homes offered at a particular location is based on perceived customer preferences, lot size, area demographics and, in certain cases, the requirements of major land sellers and local municipalities. In general, our homebuilding subsidiaries focus on selling “build-to-order,” also referred to as “dirt sales,” and limit the number of homes started without a contract, also known as “spec homes.” Based on the sudden increase in interest rates during 2022, we have seen an increased preference for spec homes that can be closed within 30 - 60 days. As a result, we have increased the number of spec home construction starts in recent months in response to this demand.
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
Our homebuilding subsidiaries may own or have the right under option contracts to acquire undeveloped parcels of real estate that they intend to develop into finished lots. They generally develop land in phases in order to limit our risk in a particular subdivision and to efficiently employ available capital resources. Generally, building permits and utilities are available and zoning is suitable for the current intended use of substantially all of our undeveloped land. When developed, these lots generally will be used in our homebuilding activities. See “Forward-Looking Statements” above.
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
Warranty. Our homebuilding subsidiaries sell their homes with limited third-party warranties that generally provide for one year of coverage for workmanship and materials, two years of coverage for plumbing, electrical, heating, ventilation and air conditioning systems, and structural coverage for an amount of time depending on the jurisdiction in which the house was purchased. Under our agreement with the issuer of the third-party warranties, our homebuilding subsidiaries perform all of the work for the first two years of the warranty coverage and pay for certain work required to be performed subsequent to year two.
Seasonal Nature of Business. The homebuilding industry can experience noticeable seasonality and quarter-to-quarter variability in homebuilding activity levels. The seasonal nature of our business is described in more detail in our description of Risk Factors under the heading “Because of the seasonal nature of our business, our quarterly operating results can fluctuate.”
Backlog. At December 31, 2022 and 2021, homes under contract but not yet delivered (“backlog”) totaled 2,974 and 7,640, respectively, with an estimated sales value of $1.75 billion and $4.30 billion, respectively. We anticipate that homes in backlog at December 31, 2022 generally will close during 2023 under their existing home order contracts or through the replacement of an existing contract with a new home order contract. The estimated backlog sales value at December 31, 2022 may be impacted by, among other things, subsequent home order cancellations, incentives provided, and/or options and upgrades selected. See “Forward-Looking Statements” above.
Customer Service and Quality Control. Our homebuilding divisions are responsible for pre-closing quality control inspections and responding to customers’ post-closing needs. We have a product service and quality control program, focused on improving and/or maintaining the quality of our customers’ complete home buying and homeownership experience.

Sales and Marketing. Our sales and marketing programs are designed to attract homebuyers in a cost-effective manner. We have a centralized in-house advertising and marketing department, including digital marketing, that oversees our efforts to communicate the inherent value of our homes to our prospective homebuyers and distinguish our Richmond American Homes brand from our competitors and other home buying opportunities. The main objective of this team is to generate homebuyer leads, which are actively pursued by our HomeBuyer Resource Center (HBRC) and community sales associates. Our HBRC team consists of new home specialists local to each market we build in, who are dedicated to supporting our digital and phone leads and set appointments for them to meet at one of our sales centers with a community sales associate. Our centralized in-house merchandising team furnishes our model homes and sales centers.
Another important part of our marketing presentation takes place in our design centers (also known as Home Galleries). Here, homebuyers are able to personalize their homes with a variety of options and upgrades. Additionally, these locations often serve as an information center for prospective homebuyers and real estate agents who may opt to receive personalized attention from one of our new home specialists, resulting in a more focused and efficient home search across all of our Richmond American communities in a given market place. We believe that the services provided by our Home Galleries represent a key competitive advantage in attracting and retaining prospective homebuyers who prefer to personalize their home purchase.
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
HomeAmerican is authorized to originate Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) (together “the government-sponsored enterprises”), Federal Housing Administration-insured (“FHA”), and Department of Veterans Affairs-guaranteed (“VA”) mortgages and is an authorized issuer of Government National Mortgage Association (“Ginnie Mae”) mortgage-backed securities. Furthermore, HomeAmerican also is an authorized loan servicer for Fannie Mae, Freddie Mac and Ginnie Mae and, as such, is subject to the rules and regulations of these entities.
HomeAmerican uses a mortgage repurchase facility, internally generated funds, and temporary financing provided by its parent to finance the origination of mortgage loans until they are sold. HomeAmerican sells originated mortgage loans to third-party purchasers on either a bulk or flow basis. Mortgage loans sold on a bulk basis include the sale of a package of substantially similar originated mortgage loans, while sales of mortgage loans on a flow basis are completed as HomeAmerican originates each loan. Mortgage loans sold to third-party purchasers include HomeAmerican’s representations and warranties with respect to certain borrower payment defaults, credit quality issues and/or misstatements made by HomeAmerican or misrepresentations by our homebuyers. Substantially all of the mortgage loans originated by HomeAmerican are sold to third-party purchasers, generally between 5 to 35 days of origination.
Pipeline. HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed (the “locked pipeline”) at December 31, 2022 and 2021 had an aggregate principal balance of approximately $394.0 million and $268.8 million, respectively, and were under interest rate lock commitments at an average interest rate of 5.50% and 2.91% respectively.
Forward Sales Commitments. HomeAmerican is exposed to market risks related to fluctuations in interest rates. We mitigate our exposure to interest rate market risk relating to mortgage loans held-for-sale and interest rate lock commitments using: (1) forward sales of mortgage-backed securities, which are commitments to sell a specified financial instrument at a specified future date for a specified price, (2) mandatory delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price within a specified time period, and (3) best-effort delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price subject to the underlying mortgage loans being funded and closed. The market related risks in our business are described in more detail in our description of Risk Factors.
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
Insurance Operations
General. Allegiant and StarAmerican were formed to provide insurance coverage of homebuilding risks for our homebuilding subsidiaries and most of our homebuilding subcontractors. Allegiant was organized as a risk retention group under the Federal Liability Risk Retention Act of 1981. Allegiant, which began operations in June of 2004, is licensed as a Class 3 Stock Insurance Company by the Division of Insurance of the State of Hawaii and is subject primarily to the regulations of its state of incorporation. StarAmerican is a single parent captive insurance company licensed by the Division of Insurance of the State of Hawaii. Pursuant to agreements executed on an annual basis since June of 2004, StarAmerican has re-insured Allegiant for all claims in excess of $50,000 per occurrence up to $3.0 million per occurrence prior to July 1, 2022, and up to $5.0 million per occurrence subsequent to July 1, 2022, subject to various aggregate limits.
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
Insurance Agency Operations
American Home Insurance is an insurance agency that sells primarily homeowners, personal property and casualty insurance products in the same markets where our homebuilding subsidiaries operate and primarily to our homebuyers.

Title Operations
American Home Title provides title agency services to the Company and its homebuyers in Colorado, Florida, Maryland, Nevada, Pennsylvania and Virginia.
Human Capital Resources
The table below summarizes the approximate number of employees for our combined Homebuilding, combined Financial Services and Corporate segments at December 31, 2022 and 2021.

	December 31,
	2022	2021
Homebuilding	1,200	1,580
Financial Services	205	222
Corporate	238	278
Total	1,643	2,080

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

Item 1A. Risk Factors.
Public health issues such as a pandemic or epidemic could harm business and results of operations of the Company.
Demand for our homes is dependent on a variety of macroeconomic factors, such as employment levels, availability of financing for homebuyers, interest rates, consumer confidence and spending, wage growth and inflation, household formations, levels of new and existing homes for sale, cost of land, labor and construction materials, demographic trends and housing demand. These factors, in particular consumer confidence, can be significantly and adversely affected by a variety of factors beyond our control. Specifically, an epidemic, pandemic, or similar public health issue could significantly disrupt us from operating our business in the ordinary course for an extended period, and thereby, along with associated economic and/or consumer confidence instability, have a material adverse impact on our financial position, results of operations and cash flows.
For example, the COVID-19 pandemic continues to affect the global economy. The effects of the pandemic contributed to disrupting our supply chain, which has resulted in shortages of certain building materials and tightness in the labor market. There is still significant uncertainty as a result of the pandemic and its continuing potential to negatively impact the U.S. economy. The degree to which the pandemic will impact our financial results in the coming periods depends on future developments that are highly uncertain, including whether there are additional outbreaks of COVID-19 and related variants and the actions taken to contain or address the virus. If the pandemic continues to cause significant negative impacts to the U.S. economy and consumer confidence, our results of operations, financial condition and cash flows could be significantly and adversely impacted.
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
•consumer confidence and spending;
•wage growth;
•inflation;
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
Changes to monetary policy or other actions by the Federal Reserve could have an adverse effect on interest rates (including mortgage interest rates), equity markets and consumer confidence. During fiscal 2022, in response to increased inflation, the Federal Reserve raised interest rates significantly and has signaled it expects additional future interest rate increases. As a result, mortgage interest rates increased significantly, and we began to see a decrease in housing demand. Such effects could cause and have caused us to experience declines in the market value of our inventory and the demand for our homes, resulting in a negative impact to our financial position, results of operations and cash flows.

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
The residential construction industry experiences price fluctuations and shortages in labor and materials from time to time. Shortages in labor can be due to: competition for labor, work stoppages, labor disputes, shortages in qualified trades people, lack of availability of adequate utility infrastructure and services, or our need to rely on local subcontractors who may not be adequately capitalized or insured. Labor and material shortages can be more severe during periods of strong demand for housing or during periods in which the markets where we operate experience natural disasters that have a significant impact on existing residential and commercial structures. Additionally, we could experience labor shortages as a result of subcontractors going out of business or leaving the residential construction market due to low levels of housing production and volumes. Pricing for labor and materials can be affected by the factors discussed above, changes in energy prices, and various other national, regional and local economic factors. In addition, environmental and other regulations and import tariffs and trade restrictions have had, and in the future could continue to have, an adverse impact on the cost of certain raw materials such as lumber. Recalls of materials driven by manufacturing defects can drive shortages in materials and delay the delivery of homes. Any of these circumstances could give rise to delays in the start or completion of our residential communities, increase the cost of developing one or more of our residential communities and/or increase the construction cost of our homes. During fiscal 2021 and 2022, we have experienced multiple disruptions in our supply chain resulting in shortages of certain building materials and increased demand in the labor market, which has caused our land development and construction cycle times to lengthen and the costs of building materials and labor to increase.
We generally are unable to pass on increases in construction costs on build-to-order homes to customers who have already entered into sales contracts, as those sales contracts fix the price of the homes at the time the contracts are signed, which generally is in advance of the construction of the home. If we continue to see an increase in the number of spec homes due to cancellation activity and spec construction starts, we may see an increase in our ability to pass on increases in construction costs to customers should market conditions permit. To the extent that market conditions prevent the recovery of increased costs, including, among other things, subcontracted labor, finished lots, building materials, and other resources, through higher selling prices, our financial position, cash flows and operating results, including our gross margin from home sales, could be negatively impacted.
If mortgage interest rates continue to rise, if down payment requirements are increased, if loan limits are decreased, or if mortgage financing otherwise becomes less available, it could adversely affect our business.
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
If interest rates continue to increase, the costs of owning a home may continue to be affected and could result in further reductions in the demand for our homes. During fiscal 2022, the increase in mortgage interest rates had a significant impact on the demand for our homes.

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
A decline in the market value of our homes or carrying value of our land could continue to have a negative impact on our business.
Our homebuilding subsidiaries acquire land for the replacement of land inventory and/or expansion within our current markets and may, from time to time, purchase land for expansion into new markets. The fair value of our land and land under development inventory and housing completed or under construction inventory depends on market conditions. Factors that can impact our determination of the fair value of our inventory primarily include home sale prices, levels of home sale incentives and home construction and land costs. Our home sale prices and/or levels of home sale incentives can be impacted by, among other things, uncertainty in the homebuilding and mortgage industries or the United States/global economy overall, decreased demand for new homes, decreased home prices offered by our competitors, home foreclosure and short-sale levels, decreased ability of our homebuyers to obtain suitable mortgage loan financing and high levels of home order cancellations. Under such circumstances, we may be required to record impairments of our inventory. Any such inventory impairments would have a negative impact on our financial position and results of operations. During fiscal 2022, the increase in mortgage interest rates had a significant impact on the homebuilding industry causing home sale prices to decrease and home sale incentives to increase across the industry. This has resulted in inventory impairments in certain of our communities due to the decline in the market value of our housing completed or under construction and land and land under development inventory.
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
The interests of certain controlling shareholders may be adverse to other investors
Larry A. Mizel and David D. Mandarich beneficially own, directly or indirectly through their affiliates, in the aggregate, approximately 22% of our common stock. To the extent they and their affiliates vote their shares in the same manner, their combined stock ownership may effectively give them the power to influence the election of members of our board of directors and other matters reserved for our shareholders.
Information technology failures and cybersecurity breaches could harm our business.
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

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
At December 31, 2022, we had 518 shareholders of record. The shares of our common stock are traded on the New York Stock Exchange under the trading symbol MDC. On January 25, 2021, the Company declared an 8% stock dividend that was distributed on March 17, 2021 to shareholders of record on March 3, 2021. In accordance with Accounting Standards Codification Topic 260, “Earnings per Share”, basic and diluted earnings per share amounts, weighted-average shares outstanding, and dividends declared per share have been restated for all periods presented to reflect the effect of this stock dividend.
The table below sets forth the cash dividends declared and paid in 2022, 2021 and 2020:

	Date of Declaration	Date of Payment	Dividend per Share	Total Dividends Paid
	(In thousands)
2022
First Quarter	01/24/22	02/23/22	$0.50	$35,583
Second Quarter	04/26/22	05/25/22	0.50	35,580
Third Quarter	07/26/22	08/24/22	0.50	35,622
Fourth Quarter	10/24/22	11/23/22	0.50	35,632
			$2.00	$142,417
2021
First Quarter	01/25/21	02/24/21	$0.37	$25,978
Second Quarter	04/26/21	05/26/21	0.40	28,249
Third Quarter	07/26/21	08/25/21	0.40	28,276
Fourth Quarter	10/25/21	11/24/21	0.50	35,339
			$1.67	$117,842
2020
First Quarter	01/27/20	02/26/20	$0.31	$20,768
Second Quarter	04/01/20	05/20/20	0.31	20,914
Third Quarter	07/27/20	08/26/20	0.31	21,374
Fourth Quarter	10/26/20	11/24/20	0.37	25,952
			$1.29	$89,008

The following table provides information about our repurchases of common stock during the Three Months Ended December 31, 2022:

Period:	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (1)	Maximum Number of Shares that may yet be Purchased under the Plan or Program (1)
October 1 to October 31, 2022	—	N/A	—	4,000,000
November 1 to November 30, 2022	—	N/A	—	4,000,000
December 1 to December 31, 2022	—	N/A	—	4,000,000
__________________________________
(1)    We are authorized to repurchase up to 4,000,000 shares of our common stock. There were no shares of MDC common stock repurchased under this repurchase program during the years ended December 31, 2022, 2021 or 2020. This repurchase authorization has no expiration.
Performance Graph
Set forth below is a graph comparing the yearly change in the cumulative total return of MDC's common stock with the cumulative total return of the S&P 500® Stock Index and with that of a peer group of other homebuilders over the five-year period ended December 31, 2022, weighted as of the beginning of that period.
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
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in “Item 1A, Risk Factors Relating to our Business.” This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

	2022	2021	2020
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$5,586,264	$5,102,456	$3,765,379
Home cost of sales	(4,214,379)	(3,924,093)	(2,982,668)
Inventory impairments	(121,875)	(1,600)	—
Total cost of sales	(4,336,254)	(3,925,693)	(2,982,668)
Gross profit	1,250,010	1,176,763	782,711
Gross margin %	22.4%	23.1%	20.8%
Selling, general and administrative expenses	(536,395)	(493,993)	(403,218)
Loss on debt retirement	—	(23,571)	—
Interest and other income	10,843	5,965	4,233
Other expense	(32,991)	(5,476)	(5,209)
Homebuilding pretax income	691,467	659,688	378,517

Financial Services:
Revenues	131,723	152,212	135,832
Expenses	(71,327)	(64,477)	(52,465)
Other income (expense), net	7,991	4,271	(4,372)
Financial services pretax income	68,387	92,006	78,995

Income before income taxes	759,854	751,694	457,512
Provision for income taxes	(197,715)	(178,037)	(89,930)
Net income	$562,139	$573,657	$367,582

Earnings per share:
Basic	$7.87	$8.13	$5.33
Diluted	$7.67	$7.83	$5.17

Weighted average common shares outstanding:
Basic	71,035,558	70,174,281	68,531,856
Diluted	72,943,844	72,854,601	70,676,581

Cash dividends declared per share	$2.00	$1.67	$1.29

Cash provided by (used in):
Operating Activities	$905,646	$(207,990)	$(23,095)
Investing Activities	$(585,885)	$(27,679)	$21,685
Financing Activities	$(206,125)	$335,156	$31,170

EXECUTIVE SUMMARY
Overview
Industry Conditions and Outlook for MDC*
During the first three months of 2022, housing market conditions and demand for our homes remained strong. During the second quarter of 2022, housing demand slowed, and further deteriorated in the second half of 2022 as 30-year fixed mortgage rates increased significantly due to the Federal Reserve's aggressive actions to combat inflationary pressures. The magnitude and speed of these rate increases have caused many buyers to pause and reconsider a home purchase, resulting in lower gross orders, higher cancellations, and higher incentives. We expect these factors to continue to negatively impact demand in the near term. Management has responded to these declining housing market conditions by adjusting base pricing and incentives as necessary to maintain a reasonable pace of gross orders, offering financing incentives to assist our homebuyers in backlog impacted by the increase in mortgage rates and reducing acquisition spend on new housing projects while industry conditions remain volatile and uncertain. While our cancellation rate as a percentage of homes in beginning backlog was above our historical average during the second half of the year, these cancellations have provided us with a source of quick move-in homes at a time when more buyers are looking for homes that can close quickly in order to provide certainty as to their ultimate mortgage rate at closing. Due to the change in consumer preferences and the ongoing uncertainty around mortgage rates that has negatively impacted the build-to-order market, management has pivoted its strategy to focus on more speculative construction starts to supplement build-to-order construction activity.

Like many within the industry, we have continued to see production challenges due to supply chain disruptions, labor market tightness, and shortages of certain building materials throughout 2022. These disruptions have caused both our construction and land development times to extend. However, with the softening of demand and the resulting decrease in new home construction starts, we expect these challenges to begin easing in 2023.

Despite these challenges, we achieved record home sale revenues of $5.59 billion, as well as strong consolidated net income of $562.1 million for the full year ended December 31, 2022. Similar to past homebuilding cycles, we believe we are well-positioned to navigate the ever-evolving market conditions given our seasoned leadership team and strong financial position. We ended the quarter with total cash and cash equivalents and marketable securities of $1.28 billion, total liquidity of $2.43 billion and no senior note maturities until 2030. We generated cash flow from operating activities during the year ended December 31, 2022 of $905.6 million and ended the year with a debt-to-capital ratio of 32.6%.

While we remain confident in the long-term growth prospects for the industry given the underproduction of new homes over more than the past decade, the current demand for new homes is subject to continued uncertainty due to many factors. These include ongoing inflation concerns, the Federal Reserve's continued quantitative tightening and the resulting impact on mortgage interest rates, consumer confidence, the current geopolitical environment, the continued impact of the COVID-19 pandemic and other factors. The potential effect of these factors is highly uncertain and could adversely and materially impact our operations and financial results in future periods.
Results for the Twelve Months Ended December 31, 2022
For the year ended December 31, 2022, we reported net income of $562.1 million, or $7.67 per diluted share, a 2% decrease compared to net income of $573.7 million, or $7.83 per diluted share, for the prior year period. Our financial services business was the driver of the decrease, as pretax income decreased $23.6 million, or 26%. Also contributing to the decrease was our effective tax rate, which increased to 26.0% during the period December 31, 2022 compared to 23.7% in the prior year period. This was slightly offset by our homebuilding business, as pretax income increased $31.8 million, or 5%. The increase in homebuilding pretax income was the result of a 9% increase in home sale revenues, a 10 basis point decrease in our selling, general and administrative expenses as a percentage of revenue and a $23.6 million loss on debt retirement incurred in the prior year period. These increases in homebuilding pretax income were partially offset by project abandonment expense of $33.1 million and $121.9 million of inventory impairments incurred in the year ended December 31, 2022. The decrease in financial services pretax income was primarily due to our mortgage operations, as we have seen profitability per loan locked, closed and sold return to more historical levels during the period ended December 31, 2022 as competition in the primary mortgage market has increased. Further, within our mortgage operations business, we saw a decrease in the number of loans locked primarily due to lower net home sales. The decrease in mortgage operations was partly offset by our insurance operations, which benefited from increased premium revenue within our captive insurance companies. The increase in our effective tax rate was due to an increase in our state tax rate and limitations on deductible executive compensation, as well as reversal of uncertain tax positions during the year ended December 31, 2021.
* See “Forward-Looking Statements” above.

Homebuilding
Pretax Income (Loss)

	Year Ended December 31,
	2022	Change		2021	Change		2020
		Amount	%		Amount	%
	(Dollars in thousands)
West	$413,426	$(49,876)	(11)%	$463,302	$233,351	101%	$229,951
Mountain	245,456	13,933	6%	231,523	56,522	32%	175,001
East	126,824	67,330	113%	59,494	39,488	197%	20,006
Corporate	(94,239)	392	—%	(94,631)	(48,190)	104%	(46,441)
Total homebuilding pretax income	$691,467	$31,779	5%	$659,688	$281,171	74%	$378,517
Homebuilding pretax income for 2022 was $691.5 million, an increase of $31.8 million from $659.7 million for the year ended December 31, 2021. The increase was primarily attributable to a 9% increase in home sale revenues, a 10 basis point improvement in selling, general and administrative expenses as a percentage of revenue and $23.6 million of losses on debt retirement incurred in the prior year period. These increases were partially offset by project abandonment expense of $33.1 million and a 70 basis point decrease in gross margin from home sales largely driven by $121.9 million of inventory impairments.
Our West segment experienced a $49.9 million year-over-year decrease in pretax income, due to a decrease in gross margin from home sales largely driven by $96.9 million of inventory impairments during the period ended December 31, 2022. This was partially offset by a decrease in selling, general and administrative expenses as a percentage of revenue and a 2% increase in home sale revenues. Our Mountain segment experienced a $13.9 million increase in pretax income from the prior year, as a result of an 8% increase in home sale revenues and a decrease in selling, general and administrative expenses as a percentage of revenue. This was partially offset by a decrease in gross margin from home sales, largely driven by $22.5 million of inventory impairments during the period ended December 31, 2022. Our East segment experienced a $67.3 million increase in pretax income from the prior year, primarily due to a 53% increase in home sale revenues, an improved gross margin from home sales and a decrease in selling, general and administrative expenses as a percentage of revenue. Our Corporate segment experienced a $0.4 million decrease in pretax loss, due primarily to the $23.6 million loss on retirement of debt recognized in the prior year, an increase in the amount of corporate cost allocated to our homebuilding and financial services segment, and an increase in interest income from marketable securities acquired in the current year. This was partially offset by an increase in stock-based and deferred compensation expense.
Assets

	December 31,		Change
	2022	2021	Amount	%
	(Dollars in thousands)
West	$2,275,144	$2,472,378	$(197,234)	(8)%
Mountain	1,005,622	1,072,717	(67,095)	(6)%
East	427,926	450,675	(22,749)	(5)%
Corporate	1,249,370	547,364	702,006	128%
Total homebuilding assets	$4,958,062	$4,543,134	$414,928	9%
Total homebuilding assets increased 9% from December 31, 2021 to December 31, 2022. Homebuilding assets decreased in each of our homebuilding operating segments largely due to a lower number of homes completed or under construction as of period-end. Corporate assets increased due to an increase in cash and cash equivalents, deferred tax assets and marketable securities year-over-year.

New Home Deliveries & Home Sale Revenues:
Changes in home sale revenues are impacted by changes in the number of new homes delivered and the average selling price of those delivered homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	December 31,
	2022			2021			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
West	5,234	$3,024,056	$577.8	5,732	$2,964,766	$517.2	(9)%	2%	12%
Mountain	2,616	1,689,376	645.8	2,770	1,567,198	565.8	(6)%	8%	14%
East	1,860	872,832	469.3	1,480	570,492	385.5	26%	53%	22%
Total	9,710	$5,586,264	$575.3	9,982	$5,102,456	$511.2	(3)%	9%	13%

	December 31,
	2021			2020			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
West	5,732	$2,964,766	$517.2	4,412	$2,106,241	$477.4	30%	41%	8%
Mountain	2,770	1,567,198	565.8	2,530	1,293,779	511.4	9%	21%	11%
East	1,480	570,492	385.5	1,216	365,359	300.5	22%	56%	28%
Total	9,982	$5,102,456	$511.2	8,158	$3,765,379	$461.6	22%	36%	11%
For the year ended December 31, 2022, the number of new homes delivered in each of our segments was negatively impacted by an increase in construction cycle times year-over-year. This increase was primarily the result of extended permitting times, supply chain disruptions and labor shortages as a result of the pandemic as well as the strong demand for new homes experienced in recent periods.
West Segment Commentary
For the year ended December 31, 2022, the decrease in new home deliveries was the result of a decrease in backlog conversion rates due to increased cycle times discussed above. This was partially offset by the construction status of those homes in beginning backlog for the respective periods as well as an increase in the number of homes in backlog to begin the period. The decrease was also partially offset by an increase in the number of spec closings to 1,352 homes in the year ended December 31, 2022 from 783 in the same period during 2021. The average selling price of homes delivered increased as a result of price increases implemented during 2021 and the first quarter of 2022.
Mountain Segment Commentary
For the year ended December 31, 2022, the decrease in new home deliveries was due to a decrease in backlog conversion rates as a result of the increase in cycle times discussed above. This was partially offset by an increase in beginning backlog and the construction status of those homes in beginning backlog. The decrease was also partially offset by an increase in the number of spec closings to 683 homes in the year ended December 31, 2022 from 428 in the same period during 2021. The average selling price of homes delivered increased as a result of price increases implemented during 2021 and the first quarter of 2022.
East Segment Commentary
For the year ended December 31, 2022, the increase in new home deliveries was due to an increase in beginning backlog as well as the construction status of those homes in backlog. The increase was also due to an increase in the number of spec closings to 434 homes in the year ended December 31, 2022 from 172 in the same period during 2021. This was partially offset by an increase in cycle times as discussed above. The average selling price of homes delivered increased as a result of price increases implemented during 2021 and the first quarter of 2022.

Gross Margin
Our gross margin from home sales for the year ended December 31, 2022 decreased 70 basis points year-over-year from 23.1% to 22.4%. The decrease in gross margin from home sales was driven by $121.9 million of inventory impairments and $3.1 million of warranty accrual adjustments recorded in the current year, increased incentives as well as increased building costs year-over-year. These decreases were partially offset by price increases implemented in 2021 and the first quarter of 2022.
Inventory Impairments
Inventory impairments recognized by segment for the years ended December 31, 2022, 2021 and 2020 are shown in the table below.

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$8,017	$1,600	$—
Mountain	1,812	—	—
East	—	—	—
Subtotal	9,829	1,600	—
Land and Land Under Development:
West	88,843	—	—
Mountain	20,688	—	—
East	2,515	—	—
Subtotal	112,046	—	—
Total Inventory Impairments	$121,875	$1,600	$—
The table below provides quantitative data, for the periods presented, where applicable, used in determining the fair value of the impaired inventory.

	Impairment Data			Quantitative Data
Three Months Ended	Number of Subdivisions Impaired	Inventory Impairments	Fair Value of Inventory After Impairments	Discount Rate
	(Dollars in thousands)
March 31, 2022	1	$660	$1,728		N/A
September 30, 2022	9	28,415	44,615	15%	—	18%
December 31, 2022	16	92,800	96,496	15%	—	20%
Total		$121,875

December 31, 2021	1	1,600	$6,903		N/A
Total		$1,600

Selling, General and Administrative Expenses

	Year Ended December 31,
	2022	Change	2021	Change	2020
	(Dollars in thousands)
General and administrative expenses	$292,349	$46,307	$246,042	$61,322	$184,720
General and administrative expenses as a percentage of home sale revenues	5.2%	40 bps	4.8%	(10) bps	4.9%

Marketing expenses	$103,330	$(1,105)	$104,435	$9,332	$95,103
Marketing expenses as a percentage of home sale revenues	1.8%	(20) bps	2.0%	(50) bps	2.5%

Commissions expenses	$140,716	$(2,800)	$143,516	$20,121	$123,395
Commissions expenses as a percentage of home sale revenues	2.5%	(30) bps	2.8%	(50) bps	3.3%
Total selling, general and administrative expenses	$536,395	$42,402	$493,993	$90,775	$403,218
Total selling, general and administrative expenses as a percentage of home sale revenues (SG&A Rate)	9.6%	(10) bps	9.7%	(100) bps	10.7%
For the year ended December 31, 2022, the increase in our general and administrative expenses was primarily due to increased bonus, stock-based and deferred compensation expenses and to a lesser extent increased salary related expenses due to higher average headcount.
For the year ended December 31, 2022, marketing expenses decreased slightly compared to the previous year as a result of decreased amortization of deferred selling cost and model home expenses, partially offset by increased salary related expenses and product advertising expenses.
For the year ended December 31, 2022, commissions expenses decreased due to changes in our commission structure, which were partially offset by increases in home sale revenues.

Other Homebuilding Operating Data
Net New Orders and Active Subdivisions:
Changes in the dollar value of net new orders are impacted by changes in the number of net new orders and the average selling price of those homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	December 31,
	2022				2021				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *

	(Dollars in thousands)
West	2,909	$1,735,202	$596.5	2.01	6,238	$3,417,437	$547.8	5.25	(53)%	(49)%	9%	(62)%
Mountain	1,157	788,734	681.7	1.85	2,926	1,831,755	626.0	4.33	(60)%	(57)%	9%	(57)%
East	978	489,946	501.0	2.25	1,803	789,810	438.1	4.05	(46)%	(38)%	14%	(44)%
Total	5,044	$3,013,882	$597.5	2.02	10,967	$6,039,002	$550.7	4.75	(54)%	(50)%	9%	(57)%

	December 31,
	2021				2020				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *

	(Dollars in thousands)
West	6,238	$3,417,437	$547.8	5.25	6,099	$3,078,584	$504.8	5.29	2%	11%	9%	(1)%
Mountain	2,926	1,831,755	626.0	4.33	3,337	1,818,833	545.1	4.46	(12)%	1%	15%	(3)%
East	1,803	789,810	438.1	4.05	1,576	562,419	356.9	4.27	14%	40%	23%	(5)%
Total	10,967	$6,039,002	$550.7	4.75	11,012	$5,459,836	$495.8	4.85	—%	11%	11%	(2)%
*Calculated as total net new orders in period ÷ average active communities during period ÷ number of months in period

	Active Subdivisions			Average Active Subdivisions
	December 31,			Year Ended December 31,
	2022	2021	% Change	2022	2021	% Change
West	134	96	40%	120	99	21%
Mountain	53	54	(2)%	52	56	(7)%
East	38	37	3%	36	37	(3)%
Total	225	187	20%	208	192	8%
For the year ended December 31, 2022, the number of net new orders in each of our segments was negatively impacted by a decrease in the monthly sales absorption pace. This was driven by a lower pace of gross orders (before cancellations) as well as an increase in cancellations as a percentage of homes in beginning backlog to start the respective quarters (“cancellation rates”). The lower pace of gross orders experienced during the year ended December 31, 2022 was the result of the sharp rise in mortgage interest rates and homebuyer concerns about purchasing in an uncertain housing market. See the "Cancellation Rate" section below for commentary on the increase in our cancellation rate.
West Segment Commentary
For the year ended December 31, 2022, the decrease in net new orders was due to a decrease in the monthly sales absorption rate as discussed above. This was partially offset by an increase in average active subdivisions year-over-year. The increase in average selling price was due to price increases implemented in the second half of 2021 and the first quarter of 2022.
Mountain Segment Commentary
For the year ended December 31, 2022, the decrease in net new orders was due to a decrease in the monthly sales absorption rates as discussed above, as well as a decrease in average active subdivisions year-over-year. The increase in average selling price was due to price increases implemented in the second half of 2021 and the first quarter of 2022.

East Segment Commentary
For the year ended December 31, 2022, the decrease in net new orders was due to a decrease in the monthly sales absorption rate as discussed above, as well as a decrease in average active subdivisions year-over-year. The increase in average selling price was due to price increases implemented in the second half of 2021 and the first quarter of 2022.

Cancellation Rate:

	Cancellations As a Percentage of Homes in Beginning Backlog
	2022				2021
	Three Months Ended
	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
West	25%	17%	10%	8%	9%	8%	5%	7%
Mountain	26%	17%	9%	8%	8%	7%	5%	8%
East	20%	17%	11%	9%	10%	7%	9%	13%
Total	25%	17%	10%	8%	9%	7%	6%	8%

	Cancellations As a Percentage of Gross Sales
	December 31,
	2022	Change	2021	Change	2020
West	44%	28%	16%	(1)%	17%
Mountain	50%	32%	18%	(4)%	22%
East	38%	20%	18%	(6)%	24%
Total	45%	28%	17%	(2)%	19%
Our cancellation rates as a percentage of gross sales and as a percentage of homes in beginning backlog increased year-over-year in each of our segments during the year ended December 31, 2022 and was above our typical historical levels. The increase in the respective cancellation rates was due to the rapid rise in mortgage rates during the year resulting in a softening in housing market demand and overall homebuyer sentiment.
Backlog:

	December 31,
	2022			2021			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
West	1,891	$1,049,805	$555.2	4,216	$2,328,949	$552.4	(55)%	(55)%	—%
Mountain	715	515,460	720.9	2,174	1,402,052	644.9	(67)%	(63)%	12%
East	368	187,629	509.9	1,250	567,695	454.2	(71)%	(67)%	12%
Total	2,974	$1,752,894	$589.4	7,640	$4,298,696	$562.7	(61)%	(59)%	5%
At December 31, 2022, we had 2,974 homes in backlog with a total value of $1.75 billion, representing respective decreases of 61% and 59%, respectively, from December 31, 2021. The decrease in the number of homes in backlog is primarily a result of increased cancellations and a decrease in the pace of gross sales during 2022. This was partially offset by an increase in cycle times year-over-year within nearly all of our markets. The increase in the average selling price of homes in backlog was due to price increases implemented in the second half of 2021 and the first quarter of 2022. Our ability to convert backlog into closings could be negatively impacted in future periods by rising mortgage interest rates, the pandemic and other factors, the extent to which is highly uncertain and depends on future developments.

Homes Completed or Under Construction:

	December 31,
	2022	2021	% Change
Unsold:
Completed	396	25	1,484%
Under construction	1,063	312	241%
Total unsold started homes	1,459	337	333%
Sold homes under construction or completed	2,756	6,379	(57)%
Model homes under construction or completed	555	479	16%
Total homes completed or under construction	4,770	7,195	(34)%
The increase in total unsold started homes is due to an increase in the cancellation rate during the year ended December 31, 2022. The increase is also due to a shift in strategy to focus on speculative construction starts given current market conditions and a shift in consumer preferences. The decrease in sold homes under construction or completed is due to a decrease in net sales during the year ended December 31, 2022.
Lots Owned and Optioned (including homes completed or under construction):

	December 31, 2022			December 31, 2021
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total	Total % Change
West	12,667	687	13,354	15,968	4,534	20,502	(35)%
Mountain	5,398	1,561	6,959	6,660	4,171	10,831	(36)%
East	3,534	1,455	4,989	4,304	2,443	6,747	(26)%
Total	21,599	3,703	25,302	26,932	11,148	38,080	(34)%
Our total owned and optioned lots at December 31, 2022 were 25,302, a decrease of 34% from December 31, 2021. This decrease is a result of our intentional slowdown in land acquisition and approval activity due to current market uncertainty. We believe that our total lot supply is sufficient to meet our operating needs, consistent with our philosophy of maintaining a two to three year supply of land. See "Forward-Looking Statements" above.
Financial Services

	Year Ended December 31,
		Change			Change
	2022	Amount	%	2021	Amount	%	2020
	(Dollars in thousands)
Financial services revenues
Mortgage operations	$72,806	$(34,729)	(32)%	$107,535	$5,860	6%	$101,675
Other	58,917	14,240	32%	44,677	10,520	31%	34,157
Total financial services revenues	$131,723	$(20,489)	(13)%	$152,212	$16,380	12%	$135,832

Financial services pretax income
Mortgage operations	$30,177	$(39,278)	(57)%	$69,455	$(1,562)	(2)%	$71,017
Other	38,210	15,659	69%	22,551	14,573	183%	7,978
Total financial services pretax income	$68,387	$(23,619)	(26)%	$92,006	$13,011	16%	$78,995
For the year ended December 31, 2022, our financial services pretax income decreased $23.6 million or 26% from the same period in the prior year. The decrease in financial services pretax income was driven by our mortgage operations as a result of decreased profitability per loan locked, closed and sold during the period ended December 31, 2022 due to increased competition in the primary mortgage market and special financing programs offered during 2022. The decrease in mortgage operations was partly offset by an increase in mortgage servicing revenue due to an increase in additions to the servicing portfolio year-over-year. The decrease was also partially offset by our insurance operations, which benefited from increased premium revenue within our captive insurance companies as well as an increase in interest income due to the marketable securities acquired during 2022.
The table below sets forth information for our mortgage operations relating to mortgage loans originated and capture rate.

	Year Ended December 31,
	2022	% or Percentage Change	2021	% or Percentage Change	2020
	(Dollars in thousands)
Total Originations:
Loans	5,876	(6)%	6,247	10%	5,688
Principal	$2,746,903	5%	$2,622,158	23%	$2,140,229
Capture Rate Data:
Capture rate as % of all homes delivered	60%	(2)%	62%	(7)%	69%
Capture rate as % of all homes delivered (excludes cash sales)	64%	(1)%	65%	(7)%	72%
Mortgage Loan Origination Product Mix:
FHA loans	13%	(3)%	16%	(6)%	22%
Other government loans (VA & USDA)	21%	2%	19%	(2)%	21%
Total government loans	34%	(1)%	35%	(8)%	43%
Conventional loans	66%	1%	65%	8%	57%
	100%	—%	100%	—%	100%
Loan Type:
Fixed rate	99%	(1)%	100%	—%	100%
ARM	1%	1%	—%	—%	—%
Credit Quality:
Average FICO Score	744	1%	740	1%	735
Other Data:
Average Combined LTV ratio	81%	(3)%	84%	(1)%	85%
Full documentation loans	100%	—%	100%	—%	100%
Loans Sold to Third Parties:
Loans	5,977	(4)%	6,210	10%	5,620
Principal	$2,785,712	9%	$2,563,637	22%	$2,104,624
Income Taxes

We recorded an income tax provision of $197.7 million, $178.0 million and $89.9 million for the years ended December 31, 2022, 2021 and 2020, respectively, and our resulting effective income tax rates were 26.0%, 23.7% and 19.7%, respectively. Our tax provision and effective tax rate is driven by (i) pre-tax book income for the full year, adjusted for items that are deductible/non-deductible for tax purposes only (i.e., permanent items); (ii) benefits from federal energy credits; (iii) taxable income generated in state jurisdictions that varies from consolidated income and (iv) stock based compensation windfalls recorded as discrete items. The difference between our effective tax rate for the year ended December 31, 2022 and the federal statutory rate was primarily due to 4.0% in state taxes and a 3.1% increase due to limitations on deductible executive compensation. These items were partially offset by 2.0% decrease due to benefits for federal energy credits.

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
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of December 31, 2022, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, payments due on our Mortgage Repurchase Facility, purchase obligations related to expected acquisition of land under purchase agreements and land development agreements (many of which are secured by letters of credit or surety bonds) and operating leases. Other material cash requirements include land acquisition and development costs not yet contracted for, home construction costs, operating expenses, including our selling, general and administrative expenses, investments and funding of capital improvements and dividend payments.
At December 31, 2022, we had outstanding senior notes with varying maturities totaling an aggregate principal amount of $1.5 billion, with none payable within 12 months. Future interest payments associated with the notes total $1.3 billion, with $64.2 million payable within 12 months. As of December 31, 2022, we had $29.8 million of required operating lease future minimum payments.
At December 31, 2022, we had deposits of $19.5 million in the form of cash and $4.3 million in the form of letters of credit that secured option contracts to purchase 3,703 lots for a total estimated purchase price of $344.7 million.
At December 31, 2022, we had outstanding surety bonds and letters of credit totaling $362.0 million and $137.0 million, respectively, including $88.6 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $146.8 million and $87.5 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit. We have made no material guarantees with respect to third-party obligations.
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
The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of December 31, 2022.
We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. As of December 31, 2022, we had $10.0 million in borrowings and $48.3 million in letters of credit outstanding under the Revolving Credit Facility, leaving remaining borrowing capacity of $1.14 billion.
Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The Mortgage Repurchase Facility was amended on September 24, 2020, March 25, 2021, May 20, 2021, December 21, 2021 and May 19, 2022 to adjust the commitments to purchase for specific time periods. The total capacity of the facility at December 31, 2022 was $300 million. The May 19, 2022 amendment extended the termination date of the Repurchase Agreement to May 18, 2023.

At December 31, 2022 and 2021, HomeAmerican had $175.8 million and $256.3 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets.
The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage

Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of December 31, 2022.
Dividends
In the years ended December 31, 2022 and 2021, we paid dividends of $2.00 per share and $1.67 per share, respectively. In addition to the cash dividends paid, the Company distributed a stock dividend of 8% during 2021.
MDC Common Stock Repurchase Program
At December 31, 2022, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock under this repurchase program during the year ended December 31, 2022.
Consolidated Cash Flow
Our operating cash flows are primarily impacted by: (1) land purchases and related development and construction of homes; (2) closing homes and the associated timing of collecting receivables from home closings; (3) the origination and subsequent sale of mortgage loans originated by HomeAmerican; (4) payments on accounts payables and accrued liabilities; and (5) funding for payroll. When we close on the sale of a house, our homebuilding subsidiaries will generally receive the proceeds from the sale of the homes within a few days of the home being closed. Therefore, our home sales receivable balance can increase or decrease from period to period based upon the timing of our home closings. Additionally, the amount of mortgage loans held-for-sale can be impacted period to period based upon the number of mortgage loans that were originated by HomeAmerican that have not been sold to third party purchasers and by the timing of fundings by third party mortgage purchasers. Accordingly, mortgage loans held-for-sale may increase if HomeAmerican originates more homes towards the end of one reporting period when compared with the same period in the previous year. HomeAmerican will generally sell mortgage loans it originates between 5 to 35 days after origination.
Operating Cash Flow Activities
For the year ended December 31, 2022, net cash provided by operating activities was $905.6 million compared with net cash used in operating activities of $208.0 million in the prior year. During the year ended December 31, 2022, cash used to increase land and land under development was $95.4 million compared to $502.8 million in the prior year. The decrease was driven by the acquisition of 4,377 lots during the year ended December 31, 2022 compared to 15,435 lots during the year ended December 31, 2021. Cash provided by the decrease in housing completed or under construction for the year ended December 31, 2022 was $186.3 million, as homes in inventory decreased during the period. Cash used to increase housing completed or under construction for the year ended December 31, 2021 was $431.9 million as homes in inventory increased during the period. Cash used to decrease accounts payable and accrued liabilities for the year ended December 31, 2022 was $18.5 million, primarily due to the decrease in homes in inventory at period end. Cash provided by the increase in accounts payable and accrued liabilities for the year ended December 31, 2021 was $126.4 million due to the increased construction spend as a result of the year-over-year increases in home deliveries as well as the increase in homes in inventory at period end. Cash provided by the decrease in mortgage loans held-for-sale was $53.0 million compared to cash used to increase mortgage loans held-for-sale of $50.0 million in the year ended December 31, 2022 and 2021, respectively, as a result of a decrease in loan originations for the year ended December 31, 2022. Cash used to increase trade and other receivables for the year ended December 31, 2022 and 2021 was $21.8 million and $25.3 million, respectively, due to the year-over-year increases in home sale revenues during both periods. The most significant source of cash provided by operating activities in both years was net income.
Investing Cash Flow Activities
For the year ended December 31, 2022, net cash used in investing activities was $585.9 million compared with $27.7 million in the prior year. The primary driver of this increase in cash from investing activities relates to $656.8 million in cash used in the purchase of marketable securities during the current year, offset partially by net cash provided by the maturities of marketable securities during the year of $100.0 million. Cash used to purchase property and equipment remained consistent year-over-year.

Financing Cash Flow Activities
For the year ended December 31, 2022, net cash used in financing activities was $206.1 million compared with net cash provided by financing activities of $335.2 million in the prior year. The primary driver of this decrease in cash provided by financing activities was the proceeds from the issuance of senior notes of $694.7 million during the year ended December 31, 2021, which was partially offset by $277.0 million used to accelerate the retirement of our unsecured notes scheduled to mature in January 2024. Cash used to fund dividend payments increased year-over year as a result of an increase in the cash dividend declared per share in October 2021. Cash used to decrease the mortgage repurchase facility was $80.5 million for the year ended December 31, 2022, driven by the increased proceeds from the sale of mortgage loans. Cash provided by the increase of the mortgage repurchase facility was $53.9 million for the year ended December 31, 2021, driven by the increased volume of loan originations during the year ended December 31, 2021.
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
Insurance Reserves. The establishment of reserves for estimated losses associated with insurance policies issued by Allegiant and re-insurance agreements issued by StarAmerican are based on actuarial studies that include known facts and interpretations of circumstances, including our experience with similar cases and historical trends involving claim payment patterns, pending levels of unpaid claims, product mix or concentration, claim severity, frequency patterns depending on the business conducted, and changing regulatory and legal environments. Historical trends in claim severity and frequency patterns have been inconsistent and we believe they may continue to fluctuate. It is possible that changes in the insurance payment experience used in estimating our ultimate insurance losses could have a material impact on our insurance reserves. A 10% increase in both the claim frequency and the average cost per claim used to estimate the reserves would result in an increase in our insurance reserves and an associated increase in expense of approximately $17.7 million. A 10% decrease in both the claim frequency and the average cost per claim would result in a decrease in our insurance reserves and an associated reduction in expense of $16.0 million.
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
Revenue Recognition for HomeAmerican: Revenues recorded by HomeAmerican primarily reflect (1) origination fees and (2) the corresponding sale, or expected future sale, of a loan, which will include the estimated earnings from either the release or retention of a loan’s servicing rights. Origination fees are recognized when a loan is originated. When an interest rate lock commitment is made to a customer, we record the expected gain on sale of the mortgage, plus the estimated earnings from the expected sale of the associated servicing rights, adjusted for a pull-through percentage (which is defined as the likelihood that an interest rate lock commitment will be originated), as revenue. As the interest rate lock commitment gets closer to being originated, the expected gain on the sale of that loan plus its servicing rights is updated to reflect current market value and the increase or decrease in the fair value of that interest rate lock commitment is recorded through revenues. At the same time, the expected pull-through percentage of the interest rate lock commitment to be originated is updated based upon current market conditions and the remaining time until loan origination and, if there has been a change, revenues are adjusted as necessary. After origination, our mortgage loans, which could also include their servicing rights, are sold to third-party purchasers in accordance with sale agreements entered into by us with a third-party purchaser of the loans. We make representations and warranties with respect to the status of loans transferred in the sale agreements. The sale agreements generally include statements acknowledging the transfer of the loans is intended by both parties to constitute a sale. Sale of a mortgage loan has occurred when the following criteria, among others, have been met: (1) fair consideration has been paid for transfer of the loan by a third party in an arms-length transaction, (2) all the usual risks and rewards of ownership that are in substance a sale have been transferred by us to the third party purchaser; and (3) we do not have a substantial continuing involvement with the mortgage loan.

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
As of December 31, 2022, our cash and cash equivalents included commercial bank deposits and money market funds and our marketable securities included U.S. government treasury securities with original maturities upon acquisition of six months or less.
We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments, marketable securities and debt. Financial instruments utilized in the normal course of business by HomeAmerican include forward sales of mortgage-backed securities, which are commitments to sell a specified financial instrument at a specified future date for a specified price, mandatory delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price within a specified time period, and best-effort delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price subject to the underlying mortgage loans being funded and closed. Such contracts are the only significant derivative and financial instruments utilized by MDC to hedge against fluctuations in interest rates. HomeAmerican’s mortgage loans in process for which an interest rate lock commitment had been made to a borrower that had not closed at December 31, 2022 had an aggregate principal balance of $394.0 million, of which $293.8 million had not yet been committed to a mortgage purchaser. In addition, HomeAmerican had mortgage loans held-for-sale with an aggregate principal balance of $232.7 million at December 31, 2022, of which $87.9 million had not yet been committed to a mortgage purchaser. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale that had not yet been committed to a mortgage purchaser, HomeAmerican had forward sales of securities totaling $323.0 million and $275.6 million at December 31, 2022 and 2021, respectively.
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

At December 31, 2022, we had $175.8 million of mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported under Mortgage Repurchase Facility in the consolidated balance sheets. The following table provides the maturities, average interest rate and estimated fair value of significant financial instruments that are sensitive to changes in interest rates at December 31, 2022.

	Maturities through December 31,							Estimated Fair Value
	2023	2024	2025	2026	2027	Thereafter	Total
	(Dollars in thousands)
Assets:
Mortgage loans held for sale (1)
Fixed Rate	$232,701	$—	$—	$—	$—	$—	$232,701	$229,513
Average interest rate	5.47%						5.47%
Liabilities:
Fixed rate debt	$—	$—	$—	$—	$—	$1,500,000	$1,500,000	$1,119,641
Average interest rate						4.28%	4.28%
Mortgage facility	$175,752	$—	$—	$—	$—	$—	$175,752	$175,752
Average interest rate	5.38%						5.38%
Derivative and Financial Instruments:
Commitments to originate mortgage loans
Notional amount	$394,004	$—	$—	$—	$—	$—	$394,004	$(1,678)
Average interest rate	5.50%						5.50%
Forward sales of mortgage backed securities
Notional amount	$323,000	$—	$—	$—	$—	$—	$323,000	$(5,269)
Average interest rate	4.83%						4.83%
__________________________________
(1)All the amounts in this line reflect the expected 2023 disposition of these loans rather than the actual scheduled maturity dates of these mortgages.

Item 8. Financial Statements and Supplementary Data
M.D.C. HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of M.D.C. Holdings, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of M.D.C. Holdings, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated January 31, 2023 expressed an unqualified opinion thereon.

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

Evaluation of Insurance Reserves
Description of the Matter
At December 31, 2022, the insurance reserves totaled $84.1 million for the estimated incurred cost of construction defect claims. As more fully described in Note 1 to the consolidated financial statements, the Company establishes the reserves for estimated losses based on actuarial studies that include known facts and interpretations of circumstances.

Auditing the Company’s estimate of the reserves was especially challenging because the estimate is based on actuarial projections of future claims derived from historical claims data. There is significant uncertainty in the actuarial projections as the potential claim payments will be made over a long period of time, they assume that historical claims are a reasonable proxy of future claims, and the claim amounts can be significantly impacted by changes in product mix, quality of construction, units sold, and geographic location of sold units.

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

Evaluation of Inventories for Impairment

Description of the Matter	As of and for the year ended December 31, 2022, the Company reported inventories of approximately $3.5 billion and impairment charges of $121.9 million. The Company’s inventories are primarily associated with subdivisions where it intends to construct and sell homes, including models and unsold homes. As more fully described in Note 1 to the consolidated financial statements, management evaluates inventories for impairment at each quarter end on a subdivision level basis.

Auditing the Company’s evaluation of inventories for impairment involved subjective auditor judgment to evaluate management’s home sales revenue assumption in its future undiscounted and discounted cash flows. The estimated future home sales revenue assumption is highly judgmental as it is a forward-looking assumption that can be significantly affected by sub-market information including competition, customer demand for size and style of homes, and pricing trends in home sale orders. Differences or changes in this significant assumption could have a material impact on the Company’s analysis.

How We Addressed the Matter in Our Audit	We tested the Company’s internal controls over the inventory impairment process. For example, we tested controls over management’s review of the significant assumptions and data inputs utilized in its test for recoverability and, when applicable, its measurement of impairment losses.

Our testing of the Company's impairment analysis included, among other procedures, evaluating the significant assumptions and operating data used to estimate the future undiscounted cash flows. To test the home sales revenue assumption included in the estimated future undiscounted cash flows we compared the home sales revenue assumption to historical subdivision operating trends, performed sensitivity analyses over the home sales revenue assumption and evaluated sub-market industry data. We also involved our real estate valuation specialists to assist in evaluating the home sales revenue assumption used in the measurement of impairment losses for a subdivision.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2000.
Denver, Colorado
January 31, 2023

M.D.C. HOLDINGS, INC.
Consolidated Balance Sheets

	December 31, 2022	December 31, 2021
	(Dollars in thousands, except per share amounts)
ASSETS
Homebuilding:
Cash and cash equivalents	$696,075	$485,839
Restricted cash	3,143	12,799
Marketable securities	443,712	—
Trade and other receivables	116,364	98,580
Inventories:
Housing completed or under construction	1,722,061	1,917,616
Land and land under development	1,793,718	1,843,235
Total inventories	3,515,779	3,760,851
Property and equipment, net	63,730	60,561
Deferred tax assets, net	49,252	17,942
Prepaids and other assets	70,007	106,562
Total homebuilding assets	4,958,062	4,543,134
Financial Services:
Cash and cash equivalents	17,877	104,821
Marketable securities	117,388	—
Mortgage loans held-for-sale, net	229,513	282,529
Other assets	40,432	33,044
Total financial services assets	405,210	420,394
Total Assets	$5,363,272	$4,963,528
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$109,218	$149,488
Accrued and other liabilities	383,406	370,910
Revolving credit facility	10,000	10,000
Senior notes, net	1,482,576	1,481,781
Total homebuilding liabilities	1,985,200	2,012,179
Financial Services:
Accounts payable and accrued liabilities	110,536	97,903
Mortgage repurchase facility	175,752	256,300
Total financial services liabilities	286,288	354,203
Total Liabilities	2,271,488	2,366,382
Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized; 72,585,596 and 70,668,093 issued and outstanding at December 31, 2022 and December 31, 2021, respectively	726	707
Additional paid-in-capital	1,784,173	1,709,276
Retained earnings	1,306,885	887,163
Total Stockholders' Equity	3,091,784	2,597,146
Total Liabilities and Stockholders' Equity	$5,363,272	$4,963,528
The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Income

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$5,586,264	$5,102,456	$3,765,379
Home cost of sales	(4,214,379)	(3,924,093)	(2,982,668)
Inventory impairments	(121,875)	(1,600)	—
Total cost of sales	(4,336,254)	(3,925,693)	(2,982,668)
Gross margin	1,250,010	1,176,763	782,711
Selling, general and administrative expenses	(536,395)	(493,993)	(403,218)
Loss on debt retirement	—	(23,571)	—
Interest and other income	10,843	5,965	4,233
Other expense	(32,991)	(5,476)	(5,209)
Homebuilding pretax income	691,467	659,688	378,517

Financial Services:
Revenues	131,723	152,212	135,832
Expenses	(71,327)	(64,477)	(52,465)
Other income (expense), net	7,991	4,271	(4,372)
Financial services pretax income	68,387	92,006	78,995

Income before income taxes	759,854	751,694	457,512
Provision for income taxes	(197,715)	(178,037)	(89,930)
Net income	$562,139	$573,657	$367,582

Comprehensive income	$562,139	$573,657	$367,582

Earnings per share:
Basic	$7.87	$8.13	$5.33
Diluted	$7.67	$7.83	$5.17

Weighted average common shares outstanding:
Basic	71,035,558	70,174,281	68,531,856
Diluted	72,943,844	72,854,601	70,676,581
The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Stockholders' Equity
(Dollars in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 31, 2019	62,574,961	$626	$1,348,733	$433,126	$—	$1,782,485
Cumulative effect of newly adopted accounting standards (Note 2)	—	—	—	(34)	—	(34)
Balance at January 1, 2020	62,574,961	$626	$1,348,733	$433,092	$—	$1,782,451
Net Income	—	—	—	367,582	—	367,582
Shares issued under stock-based compensation programs, net	2,278,020	23	28,802	—	—	28,825
Cash dividends declared	—	—	—	(89,008)	—	(89,008)
Stock-based compensation expense	—	—	30,062	—	—	30,062
Forfeiture of restricted stock	(1,855)	—	—	—	—	—
Balance at December 31, 2020	64,851,126	$649	$1,407,597	$711,666	$—	$2,119,912
Net Income	—	—	—	573,657	—	573,657
Shares issued under stock-based compensation programs, net	640,869	6	(16,222)	—	—	(16,216)
Cash dividends declared	—	—	—	(117,842)	—	(117,842)
Stock dividend declared	5,192,776	52	279,579	(280,318)	—	(687)
Stock-based compensation expense	—	—	38,322	—	—	38,322
Forfeiture of restricted stock	(16,678)	—	—	—	—	—
Balance at December 31, 2021	70,668,093	$707	$1,709,276	$887,163	$—	$2,597,146
Net Income	—	—	—	562,139	—	562,139
Shares issued under stock-based compensation programs, net	1,931,633	19	16,821	—	—	16,840
Cash dividends declared	—	—	—	(142,417)	—	(142,417)
Stock-based compensation expense	—	—	58,076	—	—	58,076
Forfeiture of restricted stock	(14,130)	—	—		—	—
Balance at December 31, 2022	72,585,596	$726	$1,784,173	$1,306,885	$—	$3,091,784
The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Operating Activities:
Net income	$562,139	$573,657	$367,582
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	60,985	39,655	30,062
Depreciation and amortization	27,751	31,666	27,166
Inventory impairments	121,875	1,600	—
Project abandonment costs	33,129	5,417	5,233
Net loss on marketable equity securities	—	—	8,285
Gain on sale of other assets	—	(2,014)	—
Amortization of discount of marketable debt securities	(4,290)	—	—
Loss on retirement of debt	—	23,571	—
Deferred income tax expense	(31,310)	(6,488)	10,688
Net changes in assets and liabilities:
Trade and other receivables	(21,784)	(25,334)	(12,815)
Mortgage loans held-for-sale, net	53,016	(49,973)	(35,535)
Housing completed or under construction	186,265	(431,926)	(449,882)
Land and land under development	(95,402)	(502,781)	(20,265)
Prepaids and other assets	31,736	8,545	(44,932)
Accounts payable and accrued liabilities	(18,464)	126,415	91,318
Net cash provided by (used in) operating activities	905,646	(207,990)	(23,095)
Investing Activities:
Purchases of marketable securities	(656,810)	—	(10,804)
Sales of marketable securities	—	—	59,266
Maturities of marketable securities	100,000	—	—
Proceeds from sale of other assets	—	2,014	—
Purchases of property and equipment	(29,075)	(29,693)	(26,777)
Net cash provided by (used in) investing activities	(585,885)	(27,679)	21,685
Financing Activities:
Advances on mortgage repurchase facility, net	(80,548)	53,910	52,774
Payments on homebuilding line of credit, net	—	—	(5,000)
Payments of senior notes	—	(276,951)	(250,000)
Proceeds from issuance of senior notes	—	694,662	298,050
Dividend payments	(142,417)	(118,529)	(89,008)
Payments of deferred debt issuance costs	—	(1,720)	(4,471)
Issuance of shares under stock-based compensation programs, net	16,840	(16,216)	28,825
Net cash provided by (used in) financing activities	(206,125)	335,156	31,170
Net increase in cash, cash equivalents and restricted cash	113,636	99,487	29,760
Cash, cash equivalents and restricted cash:
Beginning of year	603,459	503,972	474,212
End of year	$717,095	$603,459	$503,972
Reconciliation of cash, cash equivalents and restricted cash:
Homebuilding:
Cash and cash equivalents	$696,075	$485,839	$411,362
Restricted cash	3,143	12,799	15,343
Financial Services:
Cash and cash equivalents	17,877	104,821	77,267
Total cash, cash equivalents and restricted cash	$717,095	$603,459	$503,972
The accompanying Notes are an integral part of these Consolidated Financial Statements

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
Description of Business. We have homebuilding operations in Alabama, Arizona, California, Colorado, Florida, Idaho, Maryland, New Mexico, Nevada, Oregon, Pennsylvania, Tennessee, Texas, Utah, Virginia and Washington. The primary functions of our homebuilding operations include land acquisition and development, home construction, purchasing, marketing, merchandising, sales and customer service. We build and sell primarily single-family detached homes, which are designed and built to meet local customer preferences. We are the general contractor for all of our projects and retain subcontractors for site development and home construction.
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
Restricted Cash. We receive cash earnest money deposits from our customers who enter into home sale contracts. In certain states we are restricted from using such deposits for general purposes, unless we take measures to release state imposed restrictions on such deposits received from homebuyers, which may include posting blanket surety bonds. We had $3.1 million and $12.8 million in restricted cash related to homebuyer deposits at December 31, 2022 and 2021, respectively.
Trade and Other Receivables. Trade and other receivables primarily includes home sale receivables, which reflects cash to be received from title companies or outside brokers associated with closed homes. Generally, we will receive cash from title companies and outside brokers within a few days of the home being closed. At December 31, 2022 and 2021, receivables from contracts with customers were $85.1 million and $64.5 million, respectively, and are included in trade and other receivables on the accompanying consolidated balance sheets.
Mortgage Loans Held-for-Sale, net. Mortgage loans held-for-sale are recorded at fair value based on quoted market prices and estimated market prices received from a third-party. Using fair value allows an offset of the changes in fair values of the mortgage loans and the derivative and financial instruments used to hedge them without having to comply with the requirements for hedge accounting.

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
Property and Equipment, net. Property and equipment is carried at cost less accumulated depreciation. For property and equipment related to on-site sales facilities, depreciation is recorded using the units of production method as homes are delivered. For all other property and equipment, depreciation is recorded using a straight-line method over the estimated useful lives of the related assets, which range from 2 to 29 years. Depreciation and amortization expense for property and equipment was $26.4 million, $30.2 million and $26.1 million for the years ended December 31, 2022, 2021 and 2020, respectively which is recorded in selling, general and administrative expenses in the homebuilding or expenses in the financial services sections of our consolidated statements of operations and comprehensive income.
The following table sets forth the cost and carrying value of our homebuilding property and equipment by major asset category.

	Cost	Accumulated Depreciation and Amortization	Carrying Value
December 31, 2022:	(Dollars in thousands)
Sales facilities	$76,171	$(36,113)	$40,058
Airplane	31,230	(12,150)	19,080
Computer software and equipment	24,072	(22,260)	1,812
Leasehold improvements	8,884	(7,095)	1,789
Other	3,230	(2,239)	991
Total	$143,587	$(79,857)	$63,730

December 31, 2021:
Sales facilities	$67,947	$(31,644)	$36,303
Airplane	31,230	(11,481)	19,749
Computer software and equipment	23,690	(21,367)	2,323
Leasehold improvements	7,783	(6,522)	1,261
Other	2,811	(1,886)	925
Total	$133,461	$(72,900)	$60,561
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
Variable Interest Entities. In accordance with ASC Topic 810, Consolidation (“ASC 810”), we analyze our land option contracts and other contractual arrangements to determine whether the corresponding land sellers are variable interest entities (“VIEs”) and, if so, whether we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact VIE’s economic performance, including, but not limited to, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. We also consider whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. We have concluded that, as of December 31, 2022 and 2021, we were not the primary beneficiary of any VIEs from which we are purchasing land under land option contracts.
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
Based on our analysis, we have concluded that as of December 31, 2022 and 2021, our goodwill was not impaired.
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
Derivative and Financial Instruments. We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments, marketable securities and debt. Financial instruments utilized in the normal course of business by HomeAmerican include forward sales of mortgage-backed securities, which are commitments to sell a specified financial instrument at a specified future date for a specified price, mandatory delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price within a specified time period, and best-effort delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price subject to the underlying mortgage loans being funded and closed. These instruments are the only significant derivative and financial instruments utilized by MDC to hedge against fluctuations in interest rates. For forward sales commitments, forward sales of mortgage-backed securities and commitments to originate mortgage loans that are still outstanding at the end of a reporting period, we record the changes in fair value of these financial instruments in revenues in the financial services section of the consolidated statements of operations and comprehensive income with an offset to either other assets or accounts payable and accrued liabilities in the financial services section of our consolidated balance sheets, depending on the nature of the change. For further discussion of our policies regarding interest rate lock commitments, see our “Revenue Recognition for HomeAmerican” accounting policy section below. See Note 18, Derivative and Financial Instruments, to the Consolidated Financial Statements.
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
Revenue Recognition for HomeAmerican. Revenues recorded by HomeAmerican primarily reflect (1) origination fees and (2) the corresponding sale, or expected future sale, of a loan, which will include the estimated earnings from either the release or retention of a loan’s servicing rights. Origination fees are recognized when a loan is originated. When an interest rate lock commitment is made to a customer, we record the expected gain on sale of the mortgage, plus the estimated earnings from the expected sale of the associated servicing rights, adjusted for a pull-through percentage (which is defined as the likelihood that an interest rate lock commitment will be originated), as revenue. As the interest rate lock commitment gets closer to being originated, the expected gain on the sale of that loan plus its servicing rights is updated to reflect current market value and the increase or decrease in the fair value of that interest rate lock commitment is recorded through revenues. At the same time, the expected pull-through percentage of the interest rate lock commitment to be originated is updated based upon current market conditions and, if there has been a change, revenues are adjusted as necessary. After origination, our mortgage loans, generally including their servicing rights, are sold to third-party purchasers in accordance with sale agreements entered into by us with a third-party purchaser of the loans. We make representations and warranties with respect to the status of loans transferred in the sale agreements. The sale agreements generally include statements acknowledging the transfer of the loans is intended by both parties to constitute a sale. Sale of a mortgage loan has occurred when the following criteria, among others, have been met: (1) fair consideration has been paid for transfer of the loan by a third party in an arms-length transaction, (2) all the usual risks and rewards of ownership that are in substance a sale have been transferred by us to the third party purchaser; and (3) we do not have a substantial continuing involvement with the mortgage loan.

We measure mortgage loans held-for-sale at fair value with the changes in fair value being reported in earnings at each reporting date. Net gains on the sale of mortgage loans are included as a component of revenues in the financial services section of the consolidated statements of operations and comprehensive income.
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
Stock-Based Compensation Expense. In accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), stock-based compensation expense for all share-based payment awards is based on the grant date fair value. For stock option awards granted that do not contain a market condition, we estimate the fair value using a Black-Scholes option pricing model. For any stock option awards granted that contain a market condition, we estimate the fair value using a Monte Carlo simulation model. We recognize expense for share-based payment awards based on their varying vesting conditions as follows:
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
•Awards with no service or performance based vesting conditions - Expense is recognized immediately upon the grant date of the award.
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

2.    Recently Issued Accounting Standards
Adoption of New Accounting Standards
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires measurement and recognition of expected credit losses for financial assets held. The amendments in ASU 2016-13 eliminate the probable threshold for initial recognition of a credit loss in current GAAP and reflect an entity’s current estimate of all expected credit losses. On January 1, 2020, we adopted ASU 2016-13 using the modified retrospective transition method, resulting in a cumulative effect adjustment that decreased the opening balance of retained earnings by less than $0.1 million. The standard did not materially impact our consolidated statements of operations and comprehensive income or consolidated cash flows.
Not Yet Adopted New Accounting Standards
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848),” as amended by ASU 2021-01 in January 2021 and ASU 2022-06 in December 2022, directly addressing the effects of reference rate reform on financial reporting as a result of the cessation of the publication of certain LIBOR rates beginning December 31, 2021, with complete elimination of the publication of the LIBOR rates by June 30, 2023. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform by virtue of referencing LIBOR or another reference rate expected to be discontinued. This guidance became effective on March 12, 2020 and can be adopted no later than December 31, 2024, with early adoption permitted. We are currently evaluating the impact, but do not expect that the adoption of ASU 2020-04, as amended by ASU 2021-01 and ASU 2022-06, will have a material impact on our consolidated balance sheet or consolidated statement of operations and comprehensive income.
3.    Supplemental Income Statement and Cash Flow Disclosure
The table below details homebuilding interest and other income and financial services other income (expense), net:

	Year Ended December 31,
	2022	2021	2020
Homebuilding	(Dollars in thousands)
Interest and other income
Interest income	$9,166	$1,502	$2,711
Other income	1,677	4,463	1,522
Total	$10,843	$5,965	$4,233
Financial Services
Other income (expense), net
Interest income	$7,991	$4,271	$3,578
Dividend income	—	—	335
Gain (loss) on marketable equity securities, net	—	—	(8,285)
Total	$7,991	$4,271	$(4,372)
The table below sets forth supplemental disclosures of cash flow information and non-cash investing and financing activities.

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Cash paid for:
Interest, net of interest capitalized	$744	$632	$685
Income taxes	$214,316	$192,372	$72,988

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
We have identified each homebuilding division as an operating segment. Our homebuilding operating segments have been aggregated into the reportable segments noted below because they are similar in the following regards: (1) economic characteristics; (2) housing products; (3) class of homebuyer; (4) regulatory environments; and (5) methods used to construct and sell homes. Our homebuilding reportable segments conducted ongoing operations in the following states:
•West (Arizona, California, Nevada, New Mexico, Oregon, Texas and Washington)
•Mountain (Colorado, Idaho and Utah)
•East (Alabama, Florida, Maryland, Pennsylvania, Tennessee and Virginia)
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
The following tables present revenue and pretax income / (loss) relating to our homebuilding and financial services operations:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Homebuilding
West	$3,024,056	$2,964,766	$2,106,241
Mountain	1,689,376	1,567,198	1,293,779
East	872,832	570,492	365,359
Total homebuilding revenues	$5,586,264	$5,102,456	$3,765,379

Financial Services
Mortgage operations	$72,806	$107,535	$101,675
Other	58,917	44,677	34,157
Total financial services revenues	$131,723	$152,212	$135,832

Total revenues	$5,717,987	$5,254,668	$3,901,211

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Homebuilding
West	$413,426	$463,302	$229,951
Mountain	245,456	231,523	175,001
East	126,824	59,494	20,006
Corporate	(94,239)	(94,631)	(46,441)
Total homebuilding pretax income	$691,467	$659,688	$378,517

Financial Services
Mortgage operations	$30,177	$69,455	$71,017
Other	38,210	22,551	7,978
Total financial services pretax income	$68,387	$92,006	$78,995

Total pretax income	$759,854	$751,694	$457,512
The following table summarizes total assets for our homebuilding and financial services operations. The assets in our West, Mountain and East segments consist primarily of inventory while the assets in our Corporate segment primarily include cash and cash equivalents, marketable securities and our deferred tax assets. The assets in our financial services operations consist mostly of cash and cash equivalents, marketable securities and mortgage loans held-for-sale.

	December 31,
	2022	2021
	(Dollars in thousands)
Homebuilding Assets
West	$2,275,144	$2,472,378
Mountain	1,005,622	1,072,717
East	427,926	450,675
Corporate	1,249,370	547,364
Total homebuilding assets	$4,958,062	$4,543,134

Financial Services
Mortgage operations	$267,309	$313,373
Other	137,901	107,021
Total financial services assets	$405,210	$420,394

Total assets	$5,363,272	$4,963,528

5.    Earnings Per Share
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

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands, except per share amounts)
Numerator
Net income	$562,139	$573,657	$367,582
Less: distributed earnings allocated to participating securities	(717)	(634)	(583)
Less: undistributed earnings allocated to participating securities	(2,026)	(2,343)	(1,748)
Net income attributable to common stockholders (numerator for basic earnings per share)	559,396	570,680	365,251
Add back: undistributed earnings allocated to participating securities	2,026	2,343	1,748
Less: undistributed earnings reallocated to participating securities	(1,987)	(2,269)	(1,704)
Numerator for diluted earnings per share under two-class method	$559,435	$570,754	$365,295

Denominator
Weighted-average common shares outstanding	71,035,558	70,174,281	68,531,856
Add: dilutive effect of stock options	1,382,340	2,302,773	1,792,006
Add: dilutive effect of contingently issuable equity awards	525,946	377,547	352,719
Denominator for diluted earnings per share under two-class method	72,943,844	72,854,601	70,676,581

Basic Earnings Per Common Share	$7.87	$8.13	$5.33
Diluted Earnings Per Common Share	$7.67	$7.83	$5.17
Diluted EPS for the years ended December 31, 2022, 2021 and 2020 excluded options to purchase approximately 1,861,534, 15,000, 400,000 shares, respectively, of common stock because the effect of their inclusion would be anti-dilutive.
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
The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis:

		Fair Value
Financial Instrument	Hierarchy	December 31, 2022	December 31, 2021
		(Dollars in thousands)
Marketable securities
Debt securities (available-for-sale)	Level 1	$561,100	$—

Mortgage loans held-for-sale, net	Level 2	$229,513	$282,529

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of December 31, 2022 and 2021.

Debt securities. Our debt securities consist of U.S. government treasury securities with original maturities upon acquisition of less than six months and are treated as available-for-sale investments and, as such, are recorded at fair value with all changes in fair value initially recorded through other comprehensive income. Debt securities are reviewed on a regular basis for impairment.
Mortgage Loans Held-for-Sale, Net. Our mortgage loans held-for-sale, which are measured at fair value on a recurring basis include (1) mortgage loans held-for-sale that are under commitments to sell and (2) mortgage loans held-for-sale that were not under commitments to sell. At December 31, 2022 and 2021, we had $142.9 million and $157.7 million, respectively, in fair value of mortgage loans held-for-sale that were under commitments to sell. The fair value for those loans was based on quoted market prices for those mortgage loans, which are Level 2 fair value inputs. At December 31, 2022 and 2021, we had $86.6 million and $124.9 million, respectively, in fair value of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input. The unpaid principal balances of all mortgage loans held for sale at December 31, 2022 and 2021 were $232.7 million and $276.9 million, respectively.
Gains (losses) on sales of mortgage loans, net, are included as a component of revenues in the financial services section of our consolidated statements of operations and comprehensive income. For twelve months ended December 31, 2022, 2021, and 2020, we recorded gain (loss) on mortgage loans held-for-sale, net of $(18.0) million, $86.4 million, and $97.7 million, respectively.
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

	December 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
$300 million 3.850% senior notes due January 2030, net	$297,949	$246,236	$297,699	$319,057
$350 million 2.500% senior notes due January 2031, net	347,413	255,374	347,126	339,185
$500 million 6.000% senior notes due January 2043, net	491,120	414,017	490,903	628,092
$350 million 3.966% senior notes due August 2061, net	346,094	204,014	346,053	337,017
Total	$1,482,576	$1,119,641	$1,481,781	$1,623,351

7.    Inventories
The table below sets forth, by reportable segment, information relating to our homebuilding inventories.

	December 31, 2022	December 31, 2021
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$1,026,880	$1,077,256
Mountain	511,092	596,164
East	184,089	244,196
Subtotal	1,722,061	1,917,616
Land and Land Under Development:
West	1,145,119	1,235,363
Mountain	433,893	435,958
East	214,706	171,914
Subtotal	1,793,718	1,843,235
Total Inventories	$3,515,779	$3,760,851

    Inventory impairments recognized by segment for the years ended December 31, 2022, 2021 and 2020 are shown in the table below.

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$8,017	$1,600	$—
Mountain	1,812	—	—
East	—	—	—
Subtotal	9,829	1,600	—
Land and Land Under Development:
West	88,843	—	—
Mountain	20,688	—	—
East	2,515	—	—
Subtotal	112,046	—	—
Total Inventory Impairments	$121,875	$1,600	$—
The table below provides quantitative data, for the periods presented, where applicable, used in determining the fair value of the impaired inventory.

	Impairment Data			Quantitative Data
Three Months Ended	Number of Subdivisions Impaired	Inventory Impairments	Fair Value of Inventory After Impairments	Discount Rate
	(Dollars in thousands)
March 31, 2022	1	$660	$1,728		N/A
September 30, 2022	9	28,415	44,615	15%	—	18%
December 31, 2022	16	92,800	96,496	15%	—	20%
Total		$121,875

December 31, 2021	1	1,600	$6,903		N/A
Total		$1,600

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

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Homebuilding interest incurred	$69,450	$72,500	$61,276
Less: Interest capitalized	(69,450)	(72,500)	(61,276)
Homebuilding interest expensed	$—	$—	$—

Interest capitalized, beginning of period	$58,054	$52,777	$55,310
Plus: Interest capitalized during period	69,450	72,500	61,276
Less: Previously capitalized interest included in home and land cost of sales	(67,583)	(67,223)	(63,809)
Interest capitalized, end of period	$59,921	$58,054	$52,777

9.    Homebuilding Prepaids and Other Assets
The following table sets forth the components of homebuilding prepaids and other assets.

	December 31,
	2022	2021
	(Dollars in thousands)
Operating lease right-of-use asset (Note 10)	$25,636	$25,514
Land option deposits	19,539	41,617
Prepaids	13,333	26,058
Goodwill	6,008	6,008
Deferred debt issuance costs on revolving credit facility, net	5,241	7,166
Other	250	199
Total	$70,007	$106,562

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
Components of operating lease expense were as follows:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Operating lease cost [1]	$8,645	$8,028	$8,193
Sublease income	(507)	(156)	(153)
Net lease cost	$8,138	$7,872	$8,040
1 Includes variable lease costs, which are immaterial.
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,147	$7,598	$7,394
Leased assets obtained in exchange for new operating lease liabilities	$6,980	$1,765	$4,050
Weighted-average remaining lease term and discount rate for operating leases were as follows:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term (years)	4.0	4.5
Weighted-average discount rate	5.5%	5.5%
Maturities of operating lease liabilities were as follows:

Year Ended December 31,
(Dollars in thousands)
2023	$7,127
2024	7,452
2025	7,367
2026	6,244
2027	1,051
Thereafter	533
Total operating lease payments [1]	$29,774
Less: Interest	(3,119)
Present value of operating lease liabilities [2]	$26,655
____________________________
1 Operating lease payments exclude $1.2 million of legally binding lease payments for leases signed but not yet commenced.
2 Homebuilding and financial services operating lease liabilities of $26.6 million and $0.1 million, respectively, are included as a component of accrued and other liabilities and accounts payable and accrued liabilities, respectively, in the homebuilding and financial services section of our consolidated balance sheets at December 31, 2022.

11.    Homebuilding Accrued and Other Liabilities and Financial Services Accounts Payable and Accrued Liabilities
The following table sets forth information relating to homebuilding accrued and other liabilities.

	December 31,
	2022	2021
	(Dollars in thousands)
Accrued compensation and related expenses	$100,653	$81,417
Customer and escrow deposits	42,296	89,353
Warranty accrual (Note 12)	46,857	37,491
Lease liability (Note 10)	26,574	26,440
Accrued interest	30,934	30,934
Income taxes payable	23,880	9,386
Construction defect claim reserves (Note 13)	10,466	9,287
Land development and home construction accruals	20,028	22,012
Other accrued liabilities	81,718	64,590
Total accrued and other liabilities	$383,406	$370,910
The following table sets forth information relating to financial services accounts payable and accrued liabilities.

	December 31,
	2022	2021
	(Dollars in thousands)
Insurance reserves (Note 13)	$84,108	$72,900
Accounts payable and other accrued liabilities	26,428	25,003
Total accounts payable and accrued liabilities	$110,536	$97,903

12.    Warranty Accrual
The table set forth below summarizes accrual, adjustment and payment activity related to our warranty accrual for the years ended December 31, 2022, 2021 and 2020. The warranty accrual increased due to the increase in the number of home closings. The warranty accrual also increased as a result of $3.1 million in adjustments to increase our warranty accrual during the period. These adjustments were due to higher general warranty related expenditures. There were $— and $(2.1) million of warranty adjustments during the years ended December 31, 2021 and 2020. From time to time, we change our warranty accrual rates based on payment trends. Any changes made to those rates did not materially affect our warranty expense or gross margin from home sales for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Balance at beginning of period	$37,491	$33,664	$31,386
Expense provisions	27,125	22,696	16,700
Cash payments	(20,872)	(18,850)	(12,343)
Adjustments	3,113	(19)	(2,079)
Balance at end of period	$46,857	$37,491	$33,664

13.    Insurance and Construction Defect Claim Reserves
The following table summarizes our insurance and defect claim reserves activity for the years ended December 31, 2022, 2021 and 2020. These reserves are included as a component of accounts payable and accrued liabilities and accrued and other liabilities in either the financial services or homebuilding sections of the consolidated balance sheets, respectively.

	December 31,
	2022	2021	2020
	(Dollars in thousands)
Balance at beginning of period	$82,187	$70,054	$60,415
Expense provisions	19,537	19,653	15,403
Cash payments, net of recoveries	(7,150)	(7,520)	(5,764)
Adjustments	—	—	—
Balance at end of period	$94,574	$82,187	$70,054
In the ordinary course of business, we make payments from our insurance and construction defect claim reserves to settle litigation claims arising primarily from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the years ended December 31, 2022, 2021 and 2020, are not necessarily indicative of what future cash payments will be for subsequent periods.

14.    Income Taxes
Our provision for income taxes for the years ended December 31, 2022, 2021 and 2020 consisted of the following:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Current tax provision:
Federal	$174,965	$148,741	$63,224
State	54,060	35,784	16,018
Total current	229,025	184,525	79,242

Deferred tax provision:
Federal	(26,030)	(6,699)	6,380
State	(5,280)	211	4,308
Total deferred	(31,310)	(6,488)	10,688
Provision for income taxes	$197,715	$178,037	$89,930
The provision for income taxes differs from the amount that would be computed by applying the statutory federal income tax rate of 21% in 2022, 2021 and 2020 to income before income taxes as a result of the following:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Tax expense computed at federal statutory rate	$159,569	$157,856	$96,077
State income tax expense, net of federal benefit	30,213	26,441	17,535
Limitation on executive compensation	23,778	14,915	8,102
Tax expense (benefit) related to an increase (decrease) in unrecognized tax benefits	215	(4,044)	473
Stock based compensation (windfall)/shortfall	(2,553)	(1,830)	(7,907)
Federal energy credits	(15,265)	(14,558)	(23,331)
Rate changes	19	81	(291)
Change in valuation allowance	(1,065)	(1,054)	(2,128)
Other	2,804	230	1,400
Provision for income taxes	$197,715	$178,037	$89,930

Effective tax rate	26.0%	23.7%	19.7%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax asset are as follows:

	December 31,
	2022	2021
	(Dollars in thousands)
Deferred tax assets:
State net operating loss carryforwards	$2,296	$3,361
Stock-based compensation expense	2,896	4,350
Warranty, litigation and other reserves	17,134	14,785
Accrued compensation	8,554	8,602
Asset impairment charges	30,319	468
Inventory, additional net costs capitalized for tax purposes	11,399	8,298
Other, net	1,861	1,526
Total deferred tax assets	74,459	41,390
Valuation allowance	(2,251)	(3,316)
Total deferred tax assets, net of valuation allowance	72,208	38,074

Deferred tax liabilities:
Property, equipment and other assets	11,714	10,871
Deferral of profit on home sales	5,592	4,668
Other, net	5,650	4,593
Total deferred tax liabilities	22,956	20,132
Net deferred tax asset	$49,252	$17,942
At December 31, 2022, we had no federal net operating loss or alternative minimum tax carryforwards. However, we had $2.3 million in tax-effected state net operating loss carryforwards. The state operating loss carryforwards, if unused, begin expiring in 2028.
At December 31, 2022, we had a valuation allowance of $2.3 million, a decrease of $1.1 million from the prior year. The valuation allowance is related to various state net operating loss carryforwards where realization is uncertain at this time due to the limited carryforward periods coupled with minimal activity that exists in certain states.
At December 31, 2022 and 2021, our total liability for uncertain tax positions including interest and penalties was $0.6 million and $0.4 million, respectively. The following table summarizes activity for the gross unrecognized tax benefit component of our total liability for uncertain tax positions for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Gross unrecognized tax benefits at beginning of year	$383	$8,497	$8,515
Increases related to prior year tax positions	357	162	121
Decreases related to prior year tax positions	—	—	—
Lapse of applicable statute of limitations	(94)	(8,276)	(139)
Gross unrecognized tax benefits at end of year	$646	$383	$8,497
During the year ended December 31, 2022, we experienced an increase of $0.4 million in the uncertain tax positions related to state tax filings. At December 31, 2022 and 2021, there was $0.6 million and $0.4 million, respectively, of unrecognized tax benefits that if recognized, would reduce our effective tax rate.

The interest and penalties, net of federal benefit for the years ended December 31, 2022, 2021 and 2020 was $(0.1) million, $(0.8) million and $0.5 million, respectively, and are included in provision for income taxes in the consolidated statements of operations and comprehensive income. We are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal income tax examination for calendar tax years ending 2019 through 2022. Additionally, we are subject to various state income tax examinations for the 2018 through 2022 calendar tax years.
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
The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of December 31, 2022.
We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At December 31, 2022 and 2021, there were $48.3 million and $40.1 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. We had $10.0 million and $10.0 million outstanding under the Revolving Credit Facility as of December 31, 2022 and 2021, respectively. As of December 31, 2022, availability under the Revolving Credit Facility was approximately $1.14 billion.
Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12,

2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The Mortgage Repurchase Facility was amended on September 24, 2020, March 25, 2021, May 20, 2021, December 21, 2021 and May 19, 2022 to adjust the commitments to purchase for specific time periods. The total capacity of the facility at December 31, 2022 was $300 million. The May 19, 2022 amendment extended the termination date of the Repurchase Agreement to May 18, 2023.

At December 31, 2022 and 2021, HomeAmerican had $175.8 million and $256.3 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets.

The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of December 31, 2022.
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
Our debt obligations at December 31, 2022 and 2021, net of any unamortized debt issuance costs or discount, were as follows:

	December 31,
	2022	2021
	(Dollars in thousands)
$300 million 3.850% senior notes due January 2030, net	$297,949	$297,699
$350 million 2.500% senior notes due January 2031, net	347,413	347,126
$500 million 6.000% senior notes due January 2043, net	491,120	490,903
$350 million 3.966% senior notes due August 2061, net	346,094	346,053
Total	$1,482,576	$1,481,781
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

17.    Commitments and Contingencies
Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At December 31, 2022, we had outstanding surety bonds and letters of credit totaling $362.0 million and $137.0 million, respectively, including $88.6 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $146.8 million and $87.5 million, respectively. All letters of credit as of December 31, 2022, excluding those issued by HomeAmerican, were issued under our unsecured Revolving Credit Facility (see Note 16, Lines of Credit and Total Debt Obligations, for further discussion of the Revolving Credit Facility). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.
We have made no material guarantees with respect to third-party obligations.
Litigation Reserves. Because of the nature of the homebuilding business, we have been named as defendants in various claims, complaints and other legal actions arising in the ordinary course of business, including product liability claims and claims associated with the sale and financing of homes. In the opinion of management, the outcome of these ordinary course matters will not have a material adverse effect upon our financial condition, results of operations or cash flows. At both December 31, 2022 and 2021, we had $1.2 million and $1.6 million, respectively, of legal accruals recorded in accrued liabilities in the consolidated balance sheets.
Lot Option Contracts. In the ordinary course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allow us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, and minimizes the amount of land inventories on our consolidated balance sheets. In certain cases, these contracts will be settled shortly following the end of the period. Our obligation with respect to Option Contracts is generally limited to forfeiture of the related deposits. At December 31, 2022, we had cash deposits and letters of credit totaling $19.0 million and $3.7 million, respectively, at risk associated with options to purchase 3,703 lots.

18.    Derivative and Financial Instruments
In the normal course of business, we enter into interest rate lock commitments ("IRLCs") with borrowers who have applied for loan funding and meet defined credit and underwriting criteria. Since we can terminate a IRLCs if the borrower does not comply with the terms of the contract, and some IRLCs may expire without being drawn upon, these IRLCs do not necessarily represent future cash requirements.
Market risk arises if interest rates move adversely between the time we originate a mortgage loan or we enter into an IRLCs and the date the loan is committed or sold to an investor. We mitigate our exposure to interest rate market risk relating to mortgage loans held-for-sale and IRLCs using: (1) forward sales of mortgage-backed securities, which are commitments to sell a specified financial instrument at a specified future date for a specified price, (2) mandatory delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price within a specified time period, and (3) best-effort delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price subject to the underlying mortgage loans being funded and closed. The best-effort delivery forward loan sale commitments do not meet the definition of a derivative financial instrument in accordance with ASC Topic 815, Derivatives and Hedging ("ASC 815"). We have elected the fair value option for the best-effort delivery forward loan sale commitments in accordance with ASC Topic 825, Financial Instruments ("ASC 825").
Forward sales of mortgage-backed securities are the predominant derivative and financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is committed under a best-effort or mandatory delivery forward loan sale commitment.
The following table sets forth the notional amounts and fair value measurement of our financial instruments at December 31, 2022 and 2021:

	December 31, 2022				December 31, 2021

	Notional Value	Derivative Assets	Derivative Liabilities	Derivatives, Net	Notional Value	Derivative Assets	Derivative Liabilities	Derivatives, Net
	(Dollars in thousands)				(Dollars in thousands)
Interest rate lock commitments	$394,004	$1,566	$3,244	$(1,678)	$268,796	$5,861	$—	$5,861
Forward sales of mortgage-backed securities	323,000	580	5,849	(5,269)	275,600	—	834	(834)
Mandatory delivery forward loan sale commitments	105,060	794	3	791	128,391	—	17	(17)
Best-effort delivery forward loan sale commitments	139,972	2,161	185	1,976	51,993	—	11	(11)
For the year ended December 31, 2022, we recorded net gains on these derivative and financial instruments measured on a recurring basis of $34.8 million in revenues in the financial services section of our consolidated statements of operations and comprehensive income, compared to net gain (loss) of $2.9 million and $(9.4) million for the same periods in 2021 and 2020. The net gain (loss) for the periods ended December 31, 2022, 2021 and 2020, respectively, was composed of $(7.5) million, $(2.8) million, and $5.9 million related to interest rate lock commitment instruments, and $41.9 million, $5.7 million, and $(15.4) million related to forward sales of mortgage-backed securities, mandatory delivery forward loan sale commitments, and best-effort delivery forward loan sale commitments instruments. There are no credit-risk-related contingent features within our derivative agreements, and counterparty risk is considered minimal.

19.    Concentration of Third-Party Mortgage Purchasers
The following table sets forth the percent of mortgage loans sold by HomeAmerican to its primary third party purchasers during 2022, 2021 and 2020. No other third parties purchased greater than 10 percent of our mortgage loans during 2022, 2021 or 2020.

	Year Ended December 31,
	2022	2021	2020
PennyMac Loan Services, LLC	15%	37%	33%
Fannie Mae	32%	19%	24%
Chase Manhattan Mortgage	4%	13%	4%
Ginnie Mae	10%	9%	18%

20.    Stockholders' Equity
Cash Dividends. In each of the years ended December 31, 2022, 2021 and 2020, we paid dividends of $2.00 per share, $1.67 per share and $1.29 per share, respectively
Stock Dividends. On January 25, 2021, the Company declared an 8% stock dividend that was distributed on March 17, 2021 to shareholders of record on March 3, 2021.
Common Stock Repurchase Program. At December 31, 2022, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock under this repurchase program during the years ended December 31, 2022, 2021 or 2020. We did not hold any treasury stock at December 31, 2022.
21.    Equity Incentive and Employee Benefit Plans
A summary of our equity incentive plans, restated as applicable for stock dividends, follows.
Employee Equity Incentive Plans. On April 27, 2011, our shareholders approved the M.D.C Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Equity Incentive Plan”) which provided for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards to employees of the Company. Stock options granted under the 2011 Equity Incentive Plan had an exercise price that is at least equal to the fair market value of our common stock on the date the stock option is granted, generally vested in periods up to five years and expired ten years after the date of grant. On April 27, 2021, the 2011 Equity Incentive Plan terminated and awards outstanding at the time the plan terminated remain outstanding in accordance with the terms and conditions of the plan and award agreement. There are 3.5 million remaining shares of MDC common stock reserved for issuance under the 2011 Equity Incentive Plan as of December 31, 2022.
On April 26, 2021, our shareholders approved the M.D.C Holdings, Inc. 2021 Equity Incentive Plan (the "2021 Equity Incentive Plan") which provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based and cash awards to employees of the Company. Stock options granted under the 2021 Equity Incentive Plan have an exercise price that is at least equal to the fair market value of our common stock on the date the stock option is granted, generally vest in periods up to five years and expire ten years after the date of grant. At December 31, 2022, a total of 3.0 million shares of MDC common stock were reserved for issuance under the 2021 Equity Incentive Plan, of which 0.2 million shares remained available for grant under this plan as of December 31, 2022.
Director Equity Incentive Plans. Effective April 27, 2011, our shareholders approved the M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors (the “2011 Director Stock Option Plan”), which provided for the grant of non-qualified stock options to non-employee directors of the Company. Effective March 29, 2016, our shareholders approved an amendment to the 2011 Director Stock Option Plan to provide the non-employee directors with an alternative to elect to receive an award of restricted stock in lieu of a stock option. Pursuant to the 2011 Director Stock Option Plan as amended, on August 1 of each year, each non-employee director is granted either (1) an option to purchase 25,000 shares of MDC common stock or (2) shares of restricted stock having an expense to the Company that is equivalent to the stock option. Effective April 20, 2020, our shareholders approved an amendment and restatement of the 2011 Director Stock Option Plan to (1) rename the 2011 Director Stock Option Plan as the M.D.C. Holdings, Inc. 2020 Equity Plan for Non-Employee Directors (such amended and restated 2011 Director Plan, the "2020 Director Equity Plan"), (2) increase the number of shares covered by the annual grant of each stock option (without increasing the total number of shares authorized under the plan) to reflect, on a going forward basis, the stock dividends declared by the Company, (3) provide that the number of shares covered by the annual grant shall be proportionally increased or decreased in the future for any increase or decrease in the number of shares of stock outstanding on account of any recapitalization, split, reverse split, combination, exchange, dividend or other distribution payable in shares of stock, and (4) extend the 2020 Director Equity Plan's termination date to April 20, 2030. Each option granted under the 2020 Director Equity Plan vests immediately, becomes exercisable six months after grant, and expires ten years from the date of grant. The option exercise price must be equal to the fair market value (as defined in the plan) of our common stock on the date of grant of the option. Each restricted stock award granted under the 2020 Equity Plan vests seven months after the grant date. At December 31, 2022, a total of 0.5 million shares of MDC common stock were reserved for issuance under the 2020 Director Equity Plan and 0.3 million shares remained available for grant under this plan as of December 31, 2022.
Employee Benefit Plan. We have a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code where each employee may elect to make contributions up to the current tax limits. Effective for 2018 and thereafter, we match employee contributions at a rate of 50% of the first 6% of compensation and, as of December 31, 2022, we had accrued $3.5 million related to the match that is to be contributed in the first quarter of 2023 for 2022 activity. At December 31, 2021, we had accrued $3.6 million related to the match that was contributed in the first quarter of 2022 for 2021 activity. At December 31, 2020, we had accrued $3.0 million related to the match that was contributed during the first quarter of 2021 for 2020 activity.
22.    Stock Based Compensation
Determining Fair Value of Share-Based Option Awards. Most options that we grant contain only a service condition (“Service-Based” option) and therefore vest over a specified number of years as long as the employee is employed by the Company. For Service-Based options, we use the Black-Scholes option pricing model to determine the grant date fair value.
The fair values for Service-Based options granted for the years ended December 31, 2022, 2021 and 2020 were estimated using the Black-Scholes option pricing model with the below weighted-average assumptions.

	Year Ended December 31,
	2022	2021	2020
Expected lives of options (years)	9.4	5.4	9.5
Expected volatility	43.3%	40.4%	62.8%
Risk free interest rate	3.7%	0.8%	0.7%
Dividend yield rate	5.0%	3.0%	5.1%
Based on calculations using the Black-Scholes option pricing model, the weighted-average grant date fair values of stock options granted, restated as applicable for stock dividends, during 2022, 2021 and 2020 were $8.36, $14.66 and $8.73, respectively. The expected life of options in the table above represents the weighted-average period for which the options are expected to remain outstanding and are derived primarily from historical exercise patterns. The expected volatility is determined based on our review of the implied volatility that is derived from the price of exchange traded options of the Company. The risk-free interest rate assumption is determined based upon observed interest rates appropriate for the expected term of our employee stock options. The dividend yield assumption is based on our history of dividend payouts.

Stock Option Award Activity.  Stock option activity under our option plans, restated as applicable for stock dividends, for the years ended December 31, 2022, 2021 and 2020 were as follows.

	Year Ended December 31,
	2022		2021		2020
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding Stock Option Activity
Outstanding, beginning of year	4,240,004	$23.64	4,364,161	$23.37	5,831,119	$22.22
Granted	1,846,534	28.97	15,000	53.32	432,000	23.90
Exercised	(1,402,057)	21.77	(139,157)	19.87	(1,898,958)	19.96
Forfeited	—	N/A	—	N/A	—	N/A
Cancelled	—	N/A	—	N/A	—	N/A
Outstanding, end of year	4,684,481	$26.30	4,240,004	$23.64	4,364,161	$23.37

	Year Ended December 31,
	2022		2021		2020
	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value
Unvested Stock Option Activity
Outstanding, beginning of year	432,000	$8.25	875,519	$7.76	756,268	$6.67
Granted	1,846,534	8.36	15,000	14.66	432,000	8.73
Vested	(2,134,534)	8.32	(458,519)	7.52	(312,749)	6.44
Forfeited	—	—	—	—	—	—
Unvested, end of year	144,000	$8.73	432,000	$8.25	875,519	$7.76
The total intrinsic value of options (difference between price per share as of the exercise date and the exercise price, times the number of options outstanding) exercised during the years ended December 31, 2022, 2021 and 2020 was $16.2 million, $5.1 million and $40.2 million, respectively.
The following table provides data for our stock options that are vested or expected to vest as of December 31, 2022.

Exercisable or expected to vest
Number outstanding	4,684,481
Weighted-average exercise price	$26.30
Aggregate intrinsic value (in thousands)	$25,949
Weighted-average remaining contractual term (years)	6.44

Exercisable
Number outstanding	4,540,481
Weighted-average exercise price	$26.38
Aggregate intrinsic value (in thousands)	$24,840
Weighted-average remaining contractual term (years)	6.42
The aggregate intrinsic values in the tables above represent the total pretax intrinsic values (the difference between the closing price of MDC’s common stock on the last trading day of fiscal 2022 and the exercise price, multiplied by the number of in-the-money stock option shares) that would have been received by the option holders had all in-the-money outstanding stock options been exercised on December 31, 2022.

The following table summarizes information associated with outstanding and exercisable stock options at December 31, 2022.

			Options Outstanding			Options Exercisable
Range of Exercise Price			Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price
$15.01	-	$20.00	61,172	2.30	$18.43	61,172	2.30	$18.43
$20.01	-	$25.00	1,834,055	3.50	22.07	1,690,055	3.17	21.92
$25.01	-	$30.00	2,295,720	8.80	28.26	2,295,720	8.80	28.26
$30.01	-	$35.00	432,000	6.59	32.92	432,000	6.59	32.92
$35.01	-	$40.00	46,534	9.58	36.48	46,534	9.58	36.48
$50.01	-	$55.00	15,000	8.58	53.32	15,000	8.58	53.32
Total			4,684,481	6.44	$26.30	4,540,481	6.42	$26.38
Total compensation expense relating to stock options was $17.4 million, $3.0 million and $2.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. Our recognized tax benefit from this expense for the years ended December 31, 2022, 2021 and 2020 was $0.1 million, $0.1 million and $0.0 million, respectively.
As of December 31, 2022, $0.2 million of total unrecognized compensation cost related to stock options was expected to be recognized as an expense by the Company in the future over a weighted-average period of approximately 0.3 years.
For the years ended December 31, 2022, 2021 and 2020 the Company received cash from the exercise of stock option awards of $30.5 million, $2.6 million and $37.9 million, respectively. Our realized tax benefit from stock options exercised for the years ended December 31, 2022, 2021 and 2020 was $2.5 million, $1.1 million and $7.2 million, respectively.
Restricted Stock Award Activity. Non-vested restricted stock awards, restated as applicable for stock dividends, at December 31, 2022, 2021 and 2020 and changes during those years were as follows:

	Year Ended December 31,
	2022		2021		2020
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested, beginning of year	347,552	$47.27	413,274	$35.94	371,583	$28.28
Granted	240,536	45.21	208,386	53.47	261,026	39.93
Vested	(210,157)	45.88	(257,430)	38.49	(217,332)	27.59
Forfeited	(14,130)	50.67	(16,678)	49.21	(2,003)	38.13
Unvested, end of year	363,801	$46.58	347,552	$47.27	413,274	$35.94
Total compensation expense relating to restricted stock awards was $10.2 million, $10.1 million and $8.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. Our recognized tax benefit from this expense for the years ended December 31, 2022, 2021 and 2020 was $1.1 million, $1.4 million and $1.2 million, respectively.
At December 31, 2022, there was $6.4 million of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized as an expense by us in the future over a weighted-average period of approximately 1.7 years. The total intrinsic value of unvested restricted stock awards (the closing price of MDC’s common stock on the last trading day of fiscal 2022 multiplied by the number of unvested awards) at December 31, 2022 was $11.5 million. The total intrinsic value of restricted stock which vested during each of the years ended December 31, 2022, 2021 and 2020 was $9.5 million, $13.4 million and $8.6 million, respectively.

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

				Threshold Goal		Target Goal		Maximum Goal			Maximum Potential Expense to be Recognized *	Maximum Remaining Expense to be Recognized *
Date of Award	Performance Period	Base Period	Base Period Revenues	PSUs	Home Sale Revenues	PSUs	Home Sale Revenues	PSUs	Home Sale Revenues	Fair Value per Share
Aug 20, 2020	January 1, 2020 - December 31, 2022	January 1, 2019 - December 31, 2019	$3.205 billion	145,800	$3.366 billion	291,600	$3.526 billion	583,200	$3.846 billion	$39.79	$23,205	$—

Jul 14, 2021	January 1, 2021 - December 31, 2023	January 1, 2020 - December 31, 2020	$3.765 billion	198,750	$3.953 billion	397,500	$4.142 billion	795,000	$4.518 billion	$44.35	$35,255	$7,117
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
2017 PSU Grants. The 2017 PSU awards vested on May 5, 2020. For the years ended December 31, 2020 the Company recorded share-based award expense of $1.4 million related to these awards.
2018 PSU Grants. The 2018 PSU awards vested on April 29, 2021. For the years ended December 31, 2021 and 2020, the Company recorded share-based award expense of $1.3 million and $7.3 million, respectively, related to these awards.
2019 PSU Grants. The 2019 PSU awards vested on February 3, 2022. For the years ended December 31, 2021 and 2020 the Company recorded the required share-based award expense related to the awards of $7.3 million and $10.3 million, respectively, related to these awards.
2020 PSU Grants. For the year ended December 31, 2022 and 2021, the Company recorded the required share-based award expense related to the awards of $9.8 million and $13.4 million, respectively, based on its assessment of the probability for achievement of the performance targets. As of December 31, 2020, the Company concluded that achievement of any of the performance metrics had not met the level of probability required to record compensation expense and as such, no expense related to these awards was recognized in year-ended 2020.
2021 PSU Grants. For the year ended December 31, 2022 and 2021, the Company recorded the required share-based award expense related to the awards of $23.7 million and $4.4 million, based on its assessment of the probability for achievement of the performance targets.
Our employee equity incentive plans permit us to withhold from the total number of shares that otherwise would be released to a restricted stock or performance share unit award recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due. For the years ended December 31, 2022, 2021, and 2020, 294,160, 316,620 and 323,280 shares were withheld, respectively, resulting in $13.7 million, $18.8 million and $9.1 million of income tax withholding, respectively, being remitted on behalf of the employees.

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
As the combined assets, liabilities and results of operations of M.D.C. Holdings, Inc. and the Guarantor Subsidiaries (the “Obligor Group”) are not materially different from those in the homebuilding section of our consolidated balance sheets and consolidated statements of operations and comprehensive income, separate summarized financial information of the Obligor Group has not been included. As of December 31, 2022 and 2021 amounts due to non-guarantor subsidiaries from the Obligor Group totaled $29.7 million and $60.2 million, respectively.

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
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, management concluded that our internal control over financial reporting was effective at December 31, 2022
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of M.D.C. Holdings, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited M.D.C. Holdings, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, M.D.C. Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated January 31, 2023 expressed an unqualified opinion thereon.
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
January 31, 2023

Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information not disclosed below that is required by this Item is incorporated herein by reference, when filed, from our proxy statement (the “Proxy Statement”) for the Annual Meeting of Shareholders to be held on or about April 17, 2023, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act. Please see the Table of Contents to the Proxy Statement.
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

3.2	Amendment to the Bylaws of MDC, as of June 28, 2021 (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed June 30, 2021). *

3.3	Bylaws of MDC, as amended (incorporated by reference to Exhibit 3.3 of the Company's Annual Report on Form 10-K dated December 31, 2021). *

4.1	Indenture dated as of December 3, 2002, by and among MDC and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 of the Company's Form S-3/A filed September 1, 2004). *

4.2
Supplemental Indenture (6.000% Senior Notes due 2043), dated as of January 10, 2013, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed January 10, 2013). *

4.3
Second Supplemental Indenture (6.000% Senior Notes due 2043), dated as of June 23, 2021, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-K dated December 31, 2021). *

4.4
Supplemental Indenture (5.500% Senior Notes due 2024), dated as of January 15, 2014, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed January 15, 2014). *

4.5
Supplemental Indenture (3.850% Senior Notes due 2030), dated as of January 9, 2020, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee  (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed January 9, 2020). *

4.6
Second Supplemental Indenture (3.850% Senior Notes due 2030), dated as of June 23, 2021, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K dated December 31, 2021). *

4.7
Supplemental Indenture (2.500% Senior Notes due 2031), dated as of January 11, 2021, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed January 11, 2021). *

4.8
Second Supplemental Indenture (2.500% Senior Notes due 2031), dated as of June 23, 2021, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.8 of the Company's Annual Report on Form 10-K dated December 31, 2021). *

4.9
Supplemental Indenture (3.966% Senior Notes due 2061), dated as of August 6, 2021, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed August 6, 2021). *

4.10	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.10 of the Company's Annual Report on Form 10-K dated December 31, 2021). *

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

10.18	M.D.C. Holdings, Inc. 2011 Equity Incentive Plan, effective April 27, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 29, 2011). *

10.19	First Amendment to the M.D.C. Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 19, 2013).*

10.20	Second Amendment to the M.D.C. Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 24, 2015). *

10.21	Third Amendment to the M.D.C. Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 25, 2017). *

10.22	Fourth Amendment to the M.D.C. Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 1, 2019). *

10.23	M.D.C. Holdings, Inc. 2011 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed May 1, 2019). *

10.24	Form of 2011 Stock Option Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q dated June 30, 2011). *

10.25	Form of 2011 Restricted Stock Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q dated June 30, 2011). *

10.26	Form of 2015 Restricted Stock Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.34 of the Company's Annual Report on Form 10-K dated December 31, 2015). *

10.27	Form of Executive Officer Stock Option Agreement under the 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed March 9, 2012).*

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

10.38	M.D.C. Holdings, Inc. 2021 Equity Incentive Plan, effective April 26, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 28, 2021). *

10.39	Form of Restricted Stock Agreement (2021 Equity Incentive Plan) (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated June 30, 2021). *

10.40	Form of Stock Option Agreement (2021 Equity Incentive Plan) (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q dated June 30, 2021). *

10.41	Form of Executive Officer Restricted Stock Agreement (2021 Equity Incentive Plan) (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q dated June 30, 2021). *

10.42	Form of Executive Officer Stock Option Agreement (2021 Equity Incentive Plan) (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q dated June 30, 2021). *

10.43
Form of Senior Executive Officer Restricted Stock Agreement (2021 Equity Incentive Plan) (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q dated June 30, 2021). *

10.44	Form of Senior Executive Officer Stock Option Agreement (2021 Equity Incentive Plan) (incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q dated June 30, 2021). *

10.45
Form of 2022 Senior Executive Officer Stock Option Agreement (2021 Equity Incentive Plan) (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed September 29, 2022). *

10.46	Form of Senior Executive Officer Performance Share Unit Grant Agreement (2021 Equity Incentive Plan) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 19, 2021). *

10.47	Form of Executive Officer Performance Share Unit Grant Agreement (2021 Equity Incentive Plan) (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed July 19, 2021). *

10.48	M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors effective April 27, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 29, 2011). *

10.49
First Amendment to the M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed March 24, 2015). *

10.50
Second Amendment to the M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 1, 2016). *

10.51	Form of Stock Option Agreement (2011 Stock Option Plan for Non-Employee Directors) (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated June 30, 2011). *

10.52
Form of Restricted Stock Award Agreement (2011 Stock Option Plan for Non-Employee Directors) (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated June 30, 2016). *

10.53
M.D.C. Holdings, Inc. 2020 Equity Plan for Non-Employee Directors (as amended and restated) (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 22, 2020). *

10.54	Form of Stock Option Agreement (2020 Equity Plan for Non-Employee Directors) (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated June 30, 2020). *

10.55	Form of Restricted Stock Award Agreement (2020 Equity Plan for Non-Employee Directors) (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q dated June 30, 2020). *

10.56
Form of Indemnification Agreement entered into between the Company and members of its Board of Directors (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed October 26, 2006).*

10.57
Form of Indemnification Agreement entered into between the Company and certain of its officers (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed October 26, 2006).*

10.58
M.D.C. Holdings, Inc. 2018 Executive Officer Performance-Based Compensation Plan (amended September 4, 2020) (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated September 30, 2020). *

10.59
Amendment to the M.D.C. Holdings, Inc. 2018 Executive Officer Performance-Based Compensation Plan (amended December 10, 2020) (incorporated by reference to Exhibit 10.44 of the Company's Annual Report on Form 10-K dated December 31, 2020.*

10.60
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

10.63
Amendment to Employment Agreement, between David D. Mandarich, and the Company, dated as of June 28, 2021 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 30, 2021). *

10.64
Lease Agreement among MDC, Richmond American Homes of Colorado, Inc. and Larry A. Mizel, August 2, 2007 (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q dated June 30, 2007). *

10.65
Lease Agreement among MDC, Richmond American Homes of Colorado, Inc. and David D. Mandarich, August 2, 2007 (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q dated June 30, 2007). *

10.66
Change in Control Agreement between the Company and Robert N. Martin, dated as of May 23, 2015 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 19, 2015).*

10.67	Change in Control Agreement between the Company and Michael L. Kaplan, dated as of October 10, 2022.

10.68
Form of Change in Control Agreement between the Company and certain employees of M.D.C. Holdings, Inc. (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed March 27, 1998). *

10.69
Independent Contractor Agreement between Mizel Design and Decorating Company and the Company effective as of January 1, 2005 (incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K dated December 31, 2004). *

10.70	Sub-Sublease agreement between MDC and CVentures, Inc., executed July 25, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed July 27, 2005). *

10.71
First Amendment to Sub-Sublease agreement between MDC and CVentures, Inc., executed on March 28, 2006 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 29, 2006). *

10.72	Sublease agreement between MDC and CVentures, Inc., executed January 30, 2017 (incorporated by reference to Exhibit 10.60 of the Company's Annual Report on Form 10-K dated December 31, 2016). *

10.73	Consulting Agreement dated as of September 1, 2021, between Leslie B. Fox and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 1, 2021). *

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Company's Annual Report on Form 10-K dated December 31, 2021). *

22	Subsidiary Guarantors (incorporated by reference to Exhibit 22 to the Company’s Form 10-Q for the quarter ended June 30, 2021). *

23	Consent of Ernst & Young LLP.

31.1	Certification of principal executive officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets at December 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations and Comprehensive Income for each of the three years in the period ended December 31, 2022, (iii) Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2022, (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2022; and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
____________________
*Incorporated by reference.

Item 16. Form 10-K Summary.
Not applicable.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M.D.C. HOLDINGS, INC. (Registrant)

Date: January 31, 2023	By:	/s/ Robert N. Martin
Robert N. Martin
Senior Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

Date: January 31, 2023	By:	/s/ Derek R. Kimmerle
Derek R. Kimmerle
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

Signature	Title	Date

/s/ Larry A. Mizel	Executive Chairman	January 31, 2023
Larry A. Mizel	(principal executive officer)

/s/ David D. Mandarich	Director, President and Chief Executive Officer	January 31, 2023
David D. Mandarich

/s/ Robert N. Martin	Senior Vice President and Chief Financial Officer	January 31, 2023
Robert N. Martin	(principal financial officer)

/s/ Derek R. Kimmerle	Vice President, Controller and Chief Accounting	January 31, 2023
Derek R. Kimmerle	Officer (principal accounting officer)

/s/ Raymond T. Baker	Director	January 31, 2023
Raymond T. Baker

/s/ Michael A. Berman	Director	January 31, 2023
Michael A. Berman

/s/ David E. Blackford	Director	January 31, 2023
David E. Blackford

/s/ Herbert T. Buchwald	Director	January 31, 2023
Herbert T. Buchwald

Director
Rafay Farooqui

/s/ Courtney L. Mizel	Director	January 31, 2023
Courtney L. Mizel

/s/ Paris G. Reece III	Director	January 31, 2023
Paris G. Reece III

/s/ David Siegel	Director	January 31, 2023
David Siegel

/s/ Janice Sinden	Director	January 31, 2023
Janice Sinden