Form 10-Q
period 2023-03-31
M.D.C. HOLDINGS, INC.
filed 2023-05-02
CIK 773141

City

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of April 28, 2023, 73,117,639 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2023

(i)

PART I. FINANCIAL INFORMATION
Item 1.    Unaudited Consolidated Financial Statements
M.D.C. HOLDINGS, INC.
Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	(unaudited)
	(Dollars in thousands, except share and per share amounts)
ASSETS
Homebuilding:
Cash and cash equivalents	$781,738	$696,075
Restricted cash	2,268	3,143
Marketable securities	691,767	443,712
Trade and other receivables	67,865	116,364
Inventories:
Housing completed or under construction	1,585,951	1,722,061
Land and land under development	1,671,824	1,793,718
Total inventories	3,257,775	3,515,779
Property and equipment, net	63,787	63,730
Deferred tax asset, net	46,528	49,252
Prepaids and other assets	66,721	70,007
Total homebuilding assets	4,978,449	4,958,062
Financial Services:
Cash and cash equivalents	20,985	17,877
Marketable securities	117,610	117,388
Mortgage loans held-for-sale, net	166,252	229,513
Other assets	32,525	40,432
Total financial services assets	337,372	405,210
Total Assets	$5,315,821	$5,363,272
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$119,351	$109,218
Accrued and other liabilities	342,167	383,406
Revolving credit facility	10,000	10,000
Senior notes, net	1,482,779	1,482,576
Total homebuilding liabilities	1,954,297	1,985,200
Financial Services:
Accounts payable and accrued liabilities	100,876	110,536
Mortgage repurchase facility	130,527	175,752
Total financial services liabilities	231,403	286,288
Total Liabilities	2,185,700	2,271,488
Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized; 73,087,335 and 72,585,596 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	731	726
Additional paid-in-capital	1,778,025	1,784,173
Retained earnings	1,351,042	1,306,885
Accumulated other comprehensive income	323	—
Total Stockholders' Equity	3,130,121	3,091,784
Total Liabilities and Stockholders' Equity	$5,315,821	$5,363,272
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended March 31,
	2023	2022

	(Dollars in thousands, except share and per share amounts)
Homebuilding:
Home sale revenues	$1,020,016	$1,240,520
Home cost of sales	(840,747)	(921,378)
Inventory impairments	(7,800)	(660)
Total cost of sales	(848,547)	(922,038)
Gross profit	171,469	318,482
Selling, general and administrative expenses	(94,988)	(129,314)
Interest and other income	13,459	755
Other expense	1,059	(1,424)
Homebuilding pretax income	90,999	188,499

Financial Services:
Revenues	29,486	29,131
Expenses	(15,250)	(16,935)
Other income, net	3,734	1,187
Financial services pretax income	17,970	13,383

Income before income taxes	108,969	201,882
Provision for income taxes	(28,269)	(53,461)
Net income	$80,700	$148,421

Other comprehensive income (loss) net of tax:
Unrealized gain (loss) related to available-for-sale debt securities	$323	$—
Other comprehensive income (loss)	323	—
Comprehensive income	$81,023	$148,421

Earnings per share:
Basic	$1.10	$2.09
Diluted	$1.08	$2.02

Weighted average common shares outstanding:
Basic	72,647,659	70,766,146
Diluted	74,021,989	72,938,414

Dividends declared per share	$0.50	$0.50
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except share amounts)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 31, 2022	72,585,596	$726	$1,784,173	$1,306,885	$—	$3,091,784
Net income	—	—	—	80,700	—	80,700
Other comprehensive income (loss)	—	—	—	—	323	323
Shares issued under stock-based compensation programs, net	503,022	5	(11,745)	—	—	(11,740)
Cash dividends declared	—	—	—	(36,543)	—	(36,543)
Stock-based compensation expense	—	—	5,597	—	—	5,597
Forfeiture of restricted stock	(1,283)	—	—	—	—	—
Balance at March 31, 2023	73,087,335	$731	$1,778,025	$1,351,042	$323	$3,130,121

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 31, 2021	70,668,093	$707	$1,709,276	$887,163	$—	$2,597,146
Net income	—	—	—	148,421	—	148,421
Shares issued under stock-based compensation programs, net	498,921	5	(12,633)	—	—	(12,628)
Cash dividends declared	—	—	—	(35,583)	—	(35,583)
Stock-based compensation expense	—	—	13,726	—	—	13,726
Forfeiture of restricted stock	(4,769)	—	—	—	—	—
Balance at March 31, 2022	71,162,245	$712	$1,710,369	$1,000,001	$—	$2,711,082
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2023	2022

	(Dollars in thousands)
Operating Activities:
Net income	$80,700	$148,421
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	5,498	14,882
Depreciation and amortization	5,500	6,652
Inventory impairments	7,800	660
Project abandonment costs	(1,048)	1,434
Amortization of discount of marketable debt securities	(8,472)	—
Deferred income tax benefit	2,617	842
Net changes in assets and liabilities:
Trade and other receivables	55,868	(16,677)
Mortgage loans held-for-sale, net	63,261	94,615
Housing completed or under construction	135,581	(277,187)
Land and land under development	115,874	107,321
Prepaids and other assets	3,470	(20,479)
Accounts payable and accrued and other liabilities	(40,485)	57,571
Net cash provided by operating activities	426,164	118,055

Investing Activities:
Purchases of marketable securities	(434,374)	—
Maturities of marketable securities	195,000	—
Purchases of property and equipment	(5,386)	(6,884)
Net cash used in investing activities	(244,760)	(6,884)

Financing Activities:
Payments on mortgage repurchase facility, net	(45,225)	(78,069)
Dividend payments	(36,543)	(35,583)
Issuance of shares under stock-based compensation programs, net	(11,740)	(12,628)
Net cash used in financing activities	(93,508)	(126,280)

Net increase (decrease) in cash, cash equivalents and restricted cash	87,896	(15,109)
Cash, cash equivalents and restricted cash:
Beginning of period	717,095	603,459
End of period	$804,991	$588,350

Reconciliation of cash, cash equivalents and restricted cash:
Homebuilding:
Cash and cash equivalents	$781,738	$474,447
Restricted cash	2,268	6,400
Financial Services:
Cash and cash equivalents	20,985	107,503
Total cash, cash equivalents and restricted cash	$804,991	$588,350
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

1.    Basis of Presentation
The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. ("MDC," “the Company," “we,” “us,” or “our,” which refer to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at March 31, 2023 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
2.    Recently Issued Accounting Standards
Not Yet Adopted New Accounting Standards
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2020-04, “Reference Rate Reform (Topic 848),” as amended by ASU 2021-01 in January 2021 and ASU 2022-06 in December 2022, directly addressing the effects of reference rate reform on financial reporting as a result of the cessation of the publication of certain LIBOR rates beginning December 31, 2021, with complete elimination of the publication of the LIBOR rates by June 30, 2023. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform by virtue of referencing LIBOR or another reference rate expected to be discontinued. This guidance became effective on March 12, 2020 and can be adopted no later than December 31, 2024, with early adoption permitted. We plan to adopt this amendment in the second quarter of 2023. We are currently evaluating the impact, but do not expect that the adoption of ASU 2020-04, as amended by ASU 2021-01 and ASU 2022-06, will have a material impact on our consolidated balance sheet or consolidated statement of operations and comprehensive income.

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
The following table summarizes revenues for our homebuilding and financial services operations:

	Three Months Ended March 31,
	2023	2022

	(Dollars in thousands)
Homebuilding
West	$577,933	$707,311
Mountain	301,155	335,128
East	140,928	198,081
Total homebuilding revenues	$1,020,016	$1,240,520

Financial Services
Mortgage operations	$18,419	$17,601
Other	11,067	11,530
Total financial services revenues	$29,486	$29,131

The following table summarizes pretax income for our homebuilding and financial services operations:

	Three Months Ended March 31,
	2023	2022

	(Dollars in thousands)
Homebuilding
West	$43,200	$130,526
Mountain	25,036	50,506
East	15,309	31,394
Corporate	7,454	(23,927)
Total homebuilding pretax income	$90,999	$188,499
Financial Services
Mortgage operations	$9,726	$7,433
Other	8,244	5,950
Total financial services pretax income	$17,970	$13,383

Total pretax income	$108,969	$201,882
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

	March 31, 2023	December 31, 2022

	(Dollars in thousands)
Homebuilding assets
West	$2,098,329	$2,275,144
Mountain	898,227	1,005,622
East	407,046	427,926
Corporate	1,574,847	1,249,370
Total homebuilding assets	$4,978,449	$4,958,062
Financial services assets
Mortgage operations	$198,938	$267,309
Other	138,434	137,901
Total financial services assets	$337,372	$405,210

Total assets	$5,315,821	$5,363,272

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

	Three Months Ended March 31,
	2023	2022

	(Dollars in thousands, except per share amounts)
Numerator
Net income	$80,700	$148,421
Less: distributed earnings allocated to participating securities	(216)	(194)
Less: undistributed earnings allocated to participating securities	(230)	(562)
Net income attributable to common stockholders (numerator for basic earnings per share)	80,254	147,665
Add back: undistributed earnings allocated to participating securities	230	562
Less: undistributed earnings reallocated to participating securities	(226)	(546)
Numerator for diluted earnings per share under two-class method	$80,258	$147,681

Denominator
Weighted-average common shares outstanding	72,647,659	70,766,146
Add: dilutive effect of stock options	1,355,303	1,998,156
Add: dilutive effect of contingently issuable equity awards	19,027	174,112
Denominator for diluted earnings per share under two-class method	74,021,989	72,938,414

Basic Earnings Per Common Share	$1.10	$2.09
Diluted Earnings Per Common Share	$1.08	$2.02
Diluted EPS for the three months ended March 31, 2023 and 2022 both excluded options to purchase 15,000 shares of common stock, because the effect of their inclusion would be anti-dilutive.
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

The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis, except those for which the carrying values approximate fair values:

		Fair Value
Financial Instrument	Hierarchy	March 31, 2023	December 31, 2022

		(Dollars in thousands)
Marketable securities
Debt securities (available-for-sale)	Level 1	$809,377	$561,100

Mortgage loans held-for-sale, net	Level 2	$166,252	$229,513
The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of March 31, 2023 and December 31, 2022.
Debt securities. Our debt securities consist of U.S. government treasury securities with original maturities upon acquisition of less than six months and are treated as available-for-sale investments and, as such, are recorded at fair value with all changes in fair value initially recorded through other comprehensive income. Debt securities are reviewed on a regular basis for impairment.
Mortgage loans held-for-sale, net.  Our mortgage loans held-for-sale, which are measured at fair value on a recurring basis, include (1) mortgage loans held-for-sale that are under commitments to sell and (2) mortgage loans held-for-sale that are not under commitments to sell. At March 31, 2023 and December 31, 2022, we had $111.3 million and $142.9 million, respectively, of mortgage loans held-for-sale at fair value under commitments to sell. The fair value for those loans was based on quoted market prices for those mortgage loans, which are Level 2 fair value inputs. At March 31, 2023 and December 31, 2022, we had $55.0 million and $86.6 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input.
Gains (losses) on mortgage loans, net, are included as a component of revenues in the financial services section of our consolidated statements of operations and comprehensive income. For the three months ended March 31, 2023, we recorded a loss on mortgage loans held-for-sale, net of $2.3 million compared to $5.0 million for the same period in the prior year.
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

	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in thousands)
$300 million 3.850% Senior Notes due January 2030, net	$298,012	$256,148	$297,949	$246,236
$350 million 2.500% Senior Notes due January 2031, net	347,486	272,690	347,413	255,374
$500 million 6.000% Senior Notes due January 2043, net	491,176	432,430	491,120	414,017
$350 million 3.966% Senior Notes due August 2061, net	346,105	205,959	346,094	204,014
Total	$1,482,779	$1,167,227	$1,482,576	$1,119,641

6.    Inventories
The following table sets forth, by reportable segment, information relating to our homebuilding inventories:

	March 31, 2023	December 31, 2022

	(Dollars in thousands)
Housing completed or under construction:
West	$954,131	$1,026,880
Mountain	455,785	511,092
East	176,035	184,089
Subtotal	1,585,951	1,722,061
Land and land under development:
West	1,065,767	1,145,119
Mountain	405,725	433,893
East	200,332	214,706
Subtotal	1,671,824	1,793,718
Total inventories	$3,257,775	$3,515,779
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
Inventory impairments recognized by segment for the three months ended March 31, 2023 and 2022 are shown in the table below.

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$—	$660
Mountain	664	—
East	—	—
Subtotal	664	660
Land and Land Under Development:
West	—	—
Mountain	7,136	—
East	—	—
Subtotal	7,136	—
Total Inventory Impairments	$7,800	$660
The table below provides quantitative data, for the periods presented, where applicable, used in determining the fair value of the impaired inventory.

	Impairment Data			Quantitative Data
Three Months Ended	Number of Subdivisions Impaired	Inventory Impairments	Fair Value of Inventory After Impairments	Discount Rate
	(Dollars in thousands)
March 31, 2023	1	$7,800	$13,016	18%
Total		$7,800

March 31, 2022	1	$660	$1,728	N/A
Total		$660

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

	Three Months Ended March 31,
	2023	2022

	(Dollars in thousands)
Homebuilding interest incurred	$17,454	$17,258
Less: Interest capitalized	(17,454)	(17,258)
Homebuilding interest expensed	$—	$—

Interest capitalized, beginning of period	$59,921	$58,054
Plus: Interest capitalized during period	17,454	17,258
Less: Previously capitalized interest included in home cost of sales	(16,065)	(14,844)
Interest capitalized, end of period	$61,310	$60,468

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
Operating lease expense is included as a component of selling, general and administrative expenses in the homebuilding section and expenses in the financial services section of our consolidated statements of operations and comprehensive income. Components of operating lease expense were as follows:

	Three Months Ended March 31,
	2023	2022

	(Dollars in thousands)
Operating lease cost [1]	$2,156	$2,131
Less: Sublease income	(144)	(83)
Net lease cost	$2,012	$2,048
1Includes variable lease costs, which are immaterial.
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
	2023	2022

	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,061	$2,022
Leased assets obtained in exchange for new operating lease liabilities	$1,646	$3,748
Weighted-average remaining lease term and discount rate for operating leases were as follows:

	March 31, 2023	March 31, 2022
Weighted-average remaining lease term (in years)	3.8	4.5
Weighted-average discount rate	5.5%	5.5%

Maturities of operating lease liabilities were as follows:

Year Ended December 31,
(Dollars in thousands)
2023 (excluding the three months ended March 31, 2023)	$5,148
2024	7,706
2025	7,621
2026	6,353
2027	1,133
Thereafter	552
Total operating lease payments [1]	$28,513
Less: Effects of discounting	2,842
Present value of operating lease liabilities [2]	$25,671
_______________________________________________________________

1Operating lease payments exclude $1.2 million of legally binding lease payments for leases signed but not yet commenced.
2Homebuilding and financial services operating lease liabilities of $25.4 million and $0.2 million, respectively, are included as a component of accrued and other liabilities and accounts payable and accrued liabilities, respectively, in the homebuilding and financial services sections of our consolidated balance sheet at March 31, 2023.
9.    Homebuilding Prepaids and Other Assets
The following table sets forth the components of homebuilding prepaids and other assets:

	March 31, 2023	December 31, 2022

	(Dollars in thousands)
Land option deposits	$20,058	$19,539
Operating lease right-of-use asset (Note 8)	24,559	25,636
Prepaids	11,073	13,333
Goodwill	6,008	6,008
Deferred debt issuance costs on revolving credit facility, net	4,766	5,241
Other	257	250
Total prepaids and other assets	$66,721	$70,007

10.    Homebuilding Accrued and Other Liabilities and Financial Services Accounts Payable and Accrued Liabilities
The following table sets forth information relating to homebuilding accrued and other liabilities:

	March 31, 2023	December 31, 2022

	(Dollars in thousands)
Accrued compensation and related expenses	$57,040	$100,653
Customer and escrow deposits	47,191	42,296
Warranty accrual (Note 11)	46,666	46,857
Lease liability (Note 8)	25,426	26,574
Land development and home construction accruals	17,538	20,028
Accrued interest	14,889	30,934
Income taxes payable	49,461	23,880
Construction defect claim reserves (Note 12)	10,322	10,466
Retentions payable	19,417	21,519
Other accrued liabilities	54,217	60,199
Total accrued and other liabilities	$342,167	$383,406
A reclassification was made to our prior period financial information, where $21.5 million was reclassed from other accrued liabilities to retentions payable to conform to the current year presentation.
The following table sets forth information relating to financial services accounts payable and accrued liabilities:

	March 31, 2023	December 31, 2022

	(Dollars in thousands)
Insurance reserves (Note 12)	$82,815	$84,108
Accounts payable and other accrued liabilities	18,061	26,428
Total accounts payable and accrued liabilities	$100,876	$110,536

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
The table set forth below summarizes accrual, adjustment and payment activity related to our warranty accrual for the three months ended March 31, 2023 and 2022. The warranty accrual during the three months ended March 31, 2023 decreased compared to an increase during the three months ended March 31, 2022 due to the increase in cash payments and a decrease in the number of home closings. Further, there was a $2.4 million adjustment to increase our warranty accrual during the three months ended March 31, 2022. This adjustment was due to higher general warranty related expenditures.

	Three Months Ended March 31,
	2023	2022

	(Dollars in thousands)
Balance at beginning of period	$46,857	$37,491
Expense provisions	5,635	5,832
Cash payments	(5,826)	(4,817)
Adjustments	—	2,440
Balance at end of period	$46,666	$40,946

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
The table set forth below summarizes our insurance and construction defect claim reserves activity for the three months ended March 31, 2023 and 2022. These reserves are included as a component of accounts payable and accrued liabilities and accrued and other liabilities in the financial services and homebuilding sections, respectively, of the consolidated balance sheets.

	Three Months Ended March 31,
	2023	2022

	(Dollars in thousands)
Balance at beginning of period	$94,574	$82,187
Expense provisions	3,789	4,432
Cash payments, net of recoveries	(5,226)	(2,195)
Balance at end of period	$93,137	$84,424
In the ordinary course of business, we make payments from our insurance and construction defect claim reserves to settle litigation claims arising from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the three months ended March 31, 2023 and 2022 are not necessarily indicative of what future cash payments will be for subsequent periods.
13.    Income Taxes
Our overall effective income tax rates were 25.9% and 26.5% for the three months ended March 31, 2023 and 2022, respectively, resulting in income tax expense of $28.3 million and $53.5 million for the same periods, respectively. The year-over-year decrease in our effective tax rate for the three months ended March 31, 2023 was primarily due to energy tax credits benefiting 2023, which had not been extended into 2022 as of March 31, 2022. This decrease was partially offset by the tax impact of non-deductible executive compensation under Internal Revenue Code Section 162(m).

14.    Senior Notes
The carrying values of our senior notes as of March 31, 2023 and December 31, 2022, net of any unamortized debt issuance costs or discount, were as follows:

	March 31, 2023	December 31, 2022

	(Dollars in thousands)
3.850% Senior Notes due January 2030, net	$298,012	$297,949
2.500% Senior Notes due January 2031, net	347,486	347,413
6.000% Senior Notes due January 2043, net	491,176	491,120
3.966% Senior Notes due August 2061, net	346,105	346,094
Total	$1,482,779	$1,482,576
Our senior notes are not secured and, while the senior note indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries.
15.    Stock-Based Compensation
The following table sets forth share-based award expense activity for the three months ended March 31, 2023 and 2022, which is included as a component of selling, general and administrative expenses and expenses in the homebuilding and financial services sections, respectively, of our consolidated statements of operations and comprehensive income:

	Three Months Ended March 31,
	2023	2022

	(Dollars in thousands)
Stock option grants expense	$157	$587
Restricted stock awards expense	3,562	2,587
Performance share units expense	1,779	11,708
Total stock-based compensation	$5,498	$14,882
Additional detail on the performance share units ("PSUs") expense is included below:
2020 PSU Grants. The 2020 PSU awards vested on February 3, 2023. For the three months ended March 31, 2022, the Company recorded share-based award expense of $2.5 million related to these awards.
2021 PSU Grants. As of March 31, 2023, the Company recorded the required share-based award expense related to the awards of $1.8 million for the three months ended March 31, 2023, based on its assessment of the probability for achievement of the performance targets. For the three months ended March 31, 2022, the Company recorded share-based award expense of $9.3 million related to these awards.
16.    Commitments and Contingencies
Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At March 31, 2023, we had outstanding surety bonds and letters of credit totaling $359.1 million and $116.0 million, respectively, including $68.9 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $157.3 million and $75.1 million, respectively. All letters of credit as of March 31, 2023, excluding those issued by HomeAmerican, were issued under our unsecured revolving credit facility (see Note 18 for further discussion of the revolving credit facility). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.
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
Lot Option Contracts. In the ordinary course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allow us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, and minimizes the amount of land inventories on our consolidated balance sheets. In certain cases, these contracts will be settled shortly following the end of the period. Our obligation with respect to Option Contracts is generally limited to forfeiture of the related deposits. At March 31, 2023, we had cash deposits, capitalized costs and letters of credit totaling $19.2 million, $2.6 million and $2.2 million, respectively, at risk associated with the option to purchase 2,951 lots.

17.    Derivative and Financial Instruments
In the normal course of business, we enter into interest rate lock commitments ("IRLCs") with borrowers who have applied for loan funding and meet defined credit and underwriting criteria. Since we can terminate IRLCs if the borrower does not comply with the terms of the contract, and some IRLCs may expire without being utilized, these IRLCs do not necessarily represent future cash requirements.
Market risk arises if interest rates move adversely between the time we originate a mortgage loan or we enter into an IRLC and the date the loan is committed or sold to an investor. We mitigate our exposure to interest rate market risk relating to mortgage loans held-for-sale and IRLCs using: (1) forward sales of mortgage-backed securities, which are commitments to sell a specified financial instrument at a specified future date for a specified price, (2) mandatory delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price within a specified time period, and (3) best-effort delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price subject to the underlying mortgage loans being funded and closed. The best-effort delivery forward loan sale commitments do not meet the definition of a derivative financial instrument in accordance with ASC Topic 815, Derivatives and Hedging ("ASC 815"). We have elected the fair value option for the best-effort delivery forward loan sale commitments in accordance with ASC Topic 825, Financial Instruments ("ASC 825").
Forward sales of mortgage-backed securities are the predominant derivative and financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is committed under a best-effort or mandatory delivery forward loan sale commitment.
The following table sets forth the notional amounts and fair value measurement of our derivative and financial instruments at March 31, 2023 and December 31, 2022:

	March 31, 2023				December 31, 2022

	Notional Value	Derivative Assets	Derivative Liabilities	Derivatives, Net	Notional Value	Derivative Assets	Derivative Liabilities	Derivatives, Net
	(Dollars in thousands)				(Dollars in thousands)
Interest rate lock commitments	$391,487	$3,504	$822	$2,682	$394,004	$1,566	$3,244	$(1,678)
Forward sales of mortgage-backed securities	362,500	1,258	3,607	(2,349)	323,000	580	5,849	(5,269)
Mandatory delivery forward loan sale commitments	106,607	102	183	(81)	105,060	794	3	791
Best-effort delivery forward loan sale commitments	11,237	77	74	3	139,972	2,161	185	1,976
For the three months ended March 31, 2023 and March 31, 2022, we recorded net gains (loss) on these derivative and financial instruments measured on a recurring basis of $(3.8) million and $17.5 million, respectively, in revenues in the financial services section of our consolidated statements of operations and comprehensive income. There are no credit-risk-related contingent features within our derivative agreements, and counterparty risk is considered minimal.

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
Effective April 11, 2023, the Revolving Credit Facility was amended to transition from a eurocurrency based interest rate to an interest rate based on the Secured Overnight Financing Rate ("SOFR"). As defined in the Revolving Credit Facility, interest rates on base rate borrowings are equal to the highest of (1) 0.0%, (2) a prime rate, (3) a federal funds effective rate plus 0.50%, and (4) the one month term SOFR screen rate plus the SOFR adjustment plus 1.00% and, in each case, plus a margin that is determined based on our credit ratings and leverage ratio. Interest rates on SOFR borrowings are equal to the greater of (1) 0.0% and (2) the sum of the term SOFR screen rate for such interest period plus the SOFR adjustment, plus a margin that is determined based on our credit ratings and leverage ratio. At any time at which our leverage ratio, as of the last day of the most recent calendar quarter, exceeds 55%, the aggregate principal amount of all consolidated senior debt borrowings outstanding may not exceed the borrowing base. There is no borrowing base requirement if our leverage ratio, as of the last day of the most recent calendar quarter, is 55% or less.
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
The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of March 31, 2023.
We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At March 31, 2023 and December 31, 2022, there were $47.1 million and $48.3 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. At March 31, 2023 and December 31, 2022, we had $10.0 million and $10.0 million, respectively, outstanding under the Revolving Credit Facility. As of March 31, 2023, availability under the Revolving Credit Facility was approximately $1.14 billion.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The Mortgage Repurchase Facility was amended on September 24, 2020, March 25, 2021, May 20, 2021, December 21, 2021 and May 19, 2022 to adjust the commitments to purchase for specific time periods. The total capacity of the facility at March 31, 2023 was $230 million. The May 19, 2022 amendment extended the termination date of the Repurchase Agreement to May 18, 2023. We are currently in negotiations to extend the Mortgage Repurchase Facility.

At March 31, 2023 and December 31, 2022, HomeAmerican had $130.5 million and $175.8 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Pricing under the Mortgage Repurchase Facility is based on the SOFR.

The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of March 31, 2023.
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
As the combined assets, liabilities and results of operations of M.D.C. Holdings, Inc. and the Guarantor Subsidiaries (the “Obligor Group”) are not materially different from those in the homebuilding section of our consolidated balance sheets and consolidated statements of operations and comprehensive income, separate summarized financial information of the Obligor Group has not been included. As of March 31, 2023 and December 31, 2022, amounts due to non-guarantor subsidiaries from the Obligor Group totaled $46.7 million and $29.7 million, respectively.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with, and is qualified in its entirety by, the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are based upon management’s experiences, observations, and analyses. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022 and this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2023	2022

	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$1,020,016	$1,240,520
Home cost of sales	(840,747)	(921,378)
Inventory impairments	(7,800)	(660)
Total cost of sales	(848,547)	(922,038)
Gross profit	171,469	318,482
Gross margin	16.8%	25.7%
Selling, general and administrative expenses	(94,988)	(129,314)
Interest and other income	13,459	755
Other expense	1,059	(1,424)
Homebuilding pretax income	90,999	188,499

Financial Services:
Revenues	29,486	29,131
Expenses	(15,250)	(16,935)
Other income, net	3,734	1,187
Financial services pretax income	17,970	13,383

Income before income taxes	108,969	201,882
Provision for income taxes	(28,269)	(53,461)
Net income	$80,700	$148,421

Earnings per share:
Basic	$1.10	$2.09
Diluted	$1.08	$2.02

Weighted average common shares outstanding:
Basic	72,647,659	70,766,146
Diluted	74,021,989	72,938,414

Dividends declared per share	$0.50	$0.50

Cash provided by (used in):
Operating Activities	$426,164	$118,055
Investing Activities	$(244,760)	$(6,884)
Financing Activities	$(93,508)	$(126,280)

Overview
Industry Conditions and Outlook for MDC*

The housing market in the first quarter of 2023 presented more challenging conditions compared to the same period in the prior year, as the historically strong demand experienced in the prior year quarter began to weaken beginning in mid-2022 due to the sharp increases in interest rates, inflation concerns, and various other economic uncertainties. As a result, our net orders and net order value decreased 44% and 48%, respectively, in the first quarter of 2023 as compared to the first quarter of 2022. While our 2023 first quarter monthly absorption rate of 2.6 homes per community per month remained below our pre-pandemic levels, we experienced sequential increases in our monthly absorption rate as the quarter progressed. On a gross basis (excluding cancellations) our monthly absorption rate was 3.7 homes per community per month for the first quarter of 2023. We were pleased with our ability to sell and close our quick move-in inventory during the quarter, which allowed us to turn our inventories quicker than expected. We remain focused on balancing our pace of sales and pricing and incentive levels to maximize profitability while continuing to turn our inventory. As a result, we delivered strong top and bottom line results and generated positive cash flow from operations in the first quarter of 2023 despite the volatile market conditions that continue to impact the homebuilding industry.

We remain confident in the long-term growth prospects for the industry given the underproduction of new homes over the past decade and the softening supply of re-sale home inventory due to homeowners holding on to extremely low mortgage rates. With that said, the current demand for new homes is subject to continued uncertainty due to many factors, including ongoing inflation concerns, the Federal Reserve's quantitative tightening and the resulting impact on mortgage interest rates, consumer confidence, the current geopolitical environment and other factors. The potential effect of these factors is highly uncertain and could adversely and materially impact our operations and financial results in future periods.

We believe that we are uniquely equipped to navigate these uncertainties and any continued market volatility given our seasoned leadership team, strong financial position and distinct operating strategy. We remain focused on maximizing risk-adjusted returns while minimizing the risks of excess leverage and land ownership. We ended the quarter with total cash and cash equivalents and marketable securities of $1.61 billion, total liquidity of $2.79 billion, a debt-to-capital ratio of 32.3% and no senior note maturities until 2030.

Three Months Ended March 31, 2023

For the three months ended March 31, 2023, our net income was $80.7 million, or $1.08 per diluted share, a 46% decrease compared to net income of $148.4 million, or $2.02 per diluted share, for the same period in the prior year. Our homebuilding business was the primary driver of the decrease, as pretax income decreased $97.5 million, or 52% year-over-year. This decrease was partially offset by our financial services business, as pretax income increased $4.6 million, or 34%, compared to the same period in the prior year. The decrease in homebuilding pretax income was primarily due to an 18% decrease in home sale revenues and an 890 basis point decrease in gross margin from home sales. The decrease in gross margin from home sales was driven largely by an increase in both incentives and construction costs year-over-year, and to a lesser extent by $7.8 million of inventory impairments recognized during the current year period. These items were partially offset by a 110 basis point decrease in our selling, general and administrative expenses as a percentage of revenue. The increase in financial services pretax income was due to both our mortgage and other financial services operations. The increase in pretax income for our mortgage operations was due to a decrease in salary related expenses driven by lower headcount, an increase in capture rate and the allocation of revenue from our homebuilding business associated with our financing incentives. Our other financial services operations and homebuilding business each saw an increase in interest income due to increases in both interest rates and our cash and short-term investments year-over-year.
* See "Forward-Looking Statements" below.

Homebuilding
Pretax Income (Loss):

	Three Months Ended
	March 31,		Change
	2023	2022	Amount	%

	(Dollars in thousands)
West	$43,200	$130,526	$(87,326)	(67)%
Mountain	25,036	50,506	(25,470)	(50)%
East	15,309	31,394	(16,085)	(51)%
Corporate	7,454	(23,927)	31,381	131%
Total Homebuilding pretax income	$90,999	$188,499	$(97,500)	(52)%
For the three months ended March 31, 2023, we recorded homebuilding pretax income of $91.0 million, a decrease of 52% from $188.5 million for the same period in the prior year. The decrease was due to an 18% decrease in home sale revenues and an 890 basis point decrease in gross margin from home sales. This was partially offset by a 110 basis point decrease in our selling, general and administrative expenses as a percentage of home sale revenues.
Our West segment experienced an $87.3 million year-over-year decrease in pretax income, due to a decrease in gross margin from home sales, an 18% decrease in home sale revenues and an increase in selling, general and administrative expenses as a percentage of home sale revenues. Our Mountain segment experienced a $25.5 million decrease in pretax income from the prior year, as a result of a 10% decrease in home sale revenues and a decrease in gross margin from home sales, partially offset by a decrease in selling, general and administrative expenses as a percentage of home sale revenues. Our East segment experienced a $16.1 million decrease in pretax income from the prior year, due primarily to a 29% decrease in home sale revenues, a decrease in gross margin from home sales, and an increase in selling, general and administrative expenses as a percentage of home sale revenues. Our Corporate segment experienced a $31.4 million increase in pretax income, due to decreased compensation related costs associated with a decrease in headcount, decreased stock-based and deferred compensation expenses and an increase in interest income.
Assets:

	March 31, 2023	December 31, 2022	Change
			Amount	%

	(Dollars in thousands)
West	$2,098,329	$2,275,144	$(176,815)	(8)%
Mountain	898,227	1,005,622	(107,395)	(11)%
East	407,046	427,926	(20,880)	(5)%
Corporate	1,574,847	1,249,370	325,477	26%
Total homebuilding assets	$4,978,449	$4,958,062	$20,387	0%
Total homebuilding assets remained relatively flat from December 31, 2022 to March 31, 2023. The increase in the Corporate segment assets was driven by an increase to cash and cash equivalents as well as marketable securities. The decrease in the West and Mountain segments assets was driven by a decrease in home sale receivables, land and land under development and housing completed or under construction.

New Home Deliveries & Home Sale Revenues:
Changes in home sale revenues are impacted by changes in the number of new homes delivered and the average selling price of those delivered homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	Three Months Ended March 31,
	2023			2022			% Change
	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price

	(Dollars in thousands)
West	1,064	$577,933	$543.2	1,243	$707,311	$569.0	(14)%	(18)%	(5)%
Mountain	487	301,155	618.4	548	335,128	611.5	(11)%	(10)%	1%
East	300	140,928	469.8	442	198,081	448.1	(32)%	(29)%	5%
Total	1,851	$1,020,016	$551.1	2,233	$1,240,520	$555.5	(17)%	(18)%	(1)%

For the three months ended March 31, 2023, the decrease in the number of new homes delivered in each of our segments was the result of a decrease in the number of homes in backlog to begin the period. This decrease was partially offset within each segment by an increase in backlog conversion rates due to an increase in the number of homes both sold and closed during the quarter. This increase was a result of the year-over-year increase in the number of unsold started homes to begin the period as a result of the above average cancellation rates experienced in the second half of 2022 and our recent pivot to focus more on speculative construction starts.
West Segment Commentary
For the three months ended March 31, 2023, the decrease in new home deliveries, as discussed above, was further impacted by an increase in construction cycle times year-over-year in our Phoenix division. The average selling price of homes delivered decreased as a result of a shift in mix from our California divisions to our Arizona divisions.
Mountain Segment Commentary
For the three months ended March 31, 2023, the decrease in new home deliveries was driven by the factors discussed above.
East Segment Commentary
For the three months ended March 31, 2023, the decrease in new home deliveries, as discussed above, was partially offset by a decrease in cycle times. For the three months ended March 31, 2023, the average selling price of homes delivered increased driven by our Florida markets, due to a shift in mix to higher priced communities.

Gross Margin from Home Sales:
Our gross margin from home sales for the three months ended March 31, 2023, decreased 890 basis points year-over-year from 25.7% to 16.8%. The decrease in gross margin from home sales was driven largely by increases in both incentives and construction costs year-over-year, and to a lesser extent by $7.8 million of inventory impairments recognized during the current year period compared to $0.6 million in the prior year period. These decreases were partially offset by price increases implemented during 2021 and the first quarter of 2022.
Inventory Impairments:
Inventory impairments recognized by segment for the three months ended March 31, 2023 and 2022 are shown in the table below.

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$—	$660
Mountain	664	—
East	—	—
Subtotal	664	660
Land and Land Under Development:
West	—	—
Mountain	7,136	—
East	—	—
Subtotal	7,136	—
Total Inventory Impairments	$7,800	$660
The table below provides quantitative data, for the periods presented, where applicable, used in determining the fair value of the impaired inventory.

	Impairment Data			Quantitative Data
Three Months Ended	Number of Subdivisions Impaired	Inventory Impairments	Fair Value of Inventory After Impairments	Discount Rate
	(Dollars in thousands)
March 31, 2023	1	$7,800	$13,016	18%
Total		$7,800

March 31, 2022	1	$660	$1,728	N/A
Total		$660

Selling, General and Administrative Expenses:

	Three Months Ended March 31,
	2023	2022	Change

	(Dollars in thousands)
General and administrative expenses	$42,776	$71,983	$(29,207)
General and administrative expenses as a percentage of home sale revenues	4.2%	5.8%	-160 bps
Marketing expenses	$23,096	$25,632	$(2,536)
Marketing expenses as a percentage of home sale revenues	2.3%	2.1%	20 bps
Commissions expenses	$29,116	$31,699	$(2,583)
Commissions expenses as a percentage of home sale revenues	2.9%	2.6%	30 bps
Total selling, general and administrative expenses	$94,988	$129,314	$(34,326)
Total selling, general and administrative expenses as a percentage of home sale revenues	9.3%	10.4%	-110 bps
General and administrative expenses decreased for the three months ended March 31, 2023 due to decreased compensation related costs associated with a decrease in headcount as well as decreased stock-based and deferred compensation expenses.
Marketing expenses decreased for the three months ended March 31, 2023 compared to the previous period, as decreased compensation related expenses, amortization of deferred selling cost, and model home expenses were partially offset by increased product advertising expenses.
Commissions expenses decreased for the three months ended March 31, 2023 due to decreases in home sale revenues, partially offset by changes in our commission structure.

Other Homebuilding Operating Data
Net New Orders and Active Subdivisions:
Changes in the dollar value of net new orders are impacted by changes in the number of net new orders and the average selling price of those homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	Three Months Ended March 31,
	2023				2022				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate

	(Dollars in thousands)
West	1,012	$566,909	$560.2	2.47	1,704	$1,000,954	$587.4	5.54	(41)%	(43)%	(5)%	(55)%
Mountain	410	237,546	579.4	2.47	920	581,971	632.6	5.63	(55)%	(59)%	(8)%	(56)%
East	345	152,809	442.9	3.03	527	253,850	481.7	4.78	(35)%	(40)%	(8)%	(37)%
Total	1,767	$957,264	$541.7	2.56	3,151	$1,836,775	$582.9	5.42	(44)%	(48)%	(7)%	(53)%
*Calculated as total net new orders (gross orders less cancellations) in period ÷ average active communities during period ÷ number of months in period.

				Average Active Subdivisions
	Active Subdivisions			Three Months Ended
	March 31,		%	March 31,		%
	2023	2022	Change	2023	2022	Change
West	141	112	26%	137	103	33%
Mountain	56	53	6%	55	55	—%
East	39	35	11%	38	37	3%
Total	236	200	18%	230	195	18%
For the three months ended March 31, 2023, the decrease in the number of net new orders in each of our segments was the result of a decrease in the monthly sales absorption pace. This was driven by a lower pace of gross orders (before cancellations) as well as an increase in cancellations as both a percentage of homes in beginning backlog to start the quarter and a percentage of gross sales during the quarter (“cancellation rates”). Gross orders in the prior year quarter benefited from historically strong demand, which began to weaken beginning in mid-2022 due to the sharp increases in interest rates, inflation concerns, and various other economic uncertainties. See the "Cancellation Rate" section below for commentary on the increase in our cancellation rates. The decrease in the monthly sales absorption pace in our West and East segments was partially offset by an increase in average active subdivisions year-over-year.
For the three months ended March 31, 2023, the decrease in the average selling price in each of our segments was due to decreases in base pricing during the second half of 2022 in most communities and to a lesser extent increased incentives.

Cancellation Rate:

	Cancellations as a Percentage of Homes in Beginning Backlog
	2023	2022
	Three Months Ended
	March 31,	March 31,
West	26%	8%
Mountain	25%	8%
East	24%	9%
Total	25%	8%

	Cancellations as a Percentage of Gross Sales
	2023	2022
	Three Months Ended
	March 31,	March 31,
West	32%	17%
Mountain	31%	16%
East	21%	18%
Total	30%	17%
In light of our recent pivot to focus more on speculative construction starts, we believe it is appropriate to view our cancellations as a product of both our beginning backlog as well as our gross sales during the period. While our cancellation rate as a percentage of homes in beginning backlog increased year-over-year in each of our segments, this increase was less significant when viewed as a percentage of gross sales. These increases were a result of the recent softening in housing market demand, homebuyer sentiment, as well as the strong demand levels we experienced in the first quarter of the prior year.
Backlog:

	March 31,
	2023			2022			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price

	(Dollars in thousands)
West	1,839	$1,020,206	$554.8	4,677	$2,651,123	$566.8	(61)%	(62)%	(2)%
Mountain	638	444,681	697.0	2,546	1,668,048	655.2	(75)%	(73)%	6%
East	413	197,034	477.1	1,335	628,631	470.9	(69)%	(69)%	1%
Total	2,890	$1,661,921	$575.1	8,558	$4,947,802	$578.1	(66)%	(66)%	(1)%
At March 31, 2023, we had 2,890 homes in backlog with a total value of $1.66 billion. This represented a 66% decrease in both the number of homes in backlog and the dollar value of those homes in backlog from March 31, 2022. The decrease in the number of homes in backlog was primarily a result of a decrease in the level of net new orders during the second half of 2022, which continued to a lesser degree into the first quarter of 2023, as well as a shift in consumer preference to quick move-in homes and our associated pivot to focus on more speculative construction starts to supplement build-to-order construction activity. This was partially offset by an increase in cycle times year-over-year. The increase in average selling price in our Mountain segment was driven by a change in mix to higher priced communities. Our ability to convert backlog into closings could be negatively impacted in future periods by ongoing inflation concerns, the Federal Reserve's quantitative tightening and the resulting impact on mortgage interest rates, consumer confidence, the current geopolitical environment and other factors, the extent to which is highly uncertain and depends on future developments.

Homes Completed or Under Construction (WIP lots):

	March 31,		%
	2023	2022	Change
Unsold:
Completed	255	19	1,242%
Under construction	1,277	313	308%
Total unsold started homes	1,532	332	361%
Sold homes under construction or completed	2,493	7,445	(67)%
Model homes under construction or completed	560	513	9%
Total homes completed or under construction	4,585	8,290	(45)%
The increase in total unsold started homes is due to an increase in our cancellation rates during the second half of 2022, which continued to a lesser extent into the first quarter of 2023, as well as our recent pivot to focus more on speculative construction starts.
Lots Owned and Optioned (including homes completed or under construction):

	March 31, 2023			March 31, 2022
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total	Total % Change
West	11,766	422	12,188	15,548	4,237	19,785	(38)%
Mountain	4,944	1,034	5,978	6,741	4,240	10,981	(46)%
East	3,281	1,495	4,776	4,318	2,728	7,046	(32)%
Total	19,991	2,951	22,942	26,607	11,205	37,812	(39)%
Our total owned and optioned lots at March 31, 2023 were 22,942, which represented a 39% decrease year-over-year. This decrease is a result of our intentional slowdown in land acquisition and approval activity due to current market uncertainty. We believe that our total lot supply is sufficient to meet our operating needs, consistent with our philosophy of maintaining a two to three year supply of land. See "Forward-Looking Statements" below.
Financial Services

	Three Months Ended
	March 31,		Change
	2023	2022	Amount	%

	(Dollars in thousands)
Financial services revenues
Mortgage operations	$18,419	$17,601	$818	5%
Other	11,067	11,530	(463)	(4)%
Total financial services revenues	$29,486	$29,131	$355	1%
Financial services pretax income
Mortgage operations	$9,726	$7,433	$2,293	31%
Other	8,244	5,950	2,294	39%
Total financial services pretax income	$17,970	$13,383	$4,587	34%

For the three months ended March 31, 2023, our financial services pretax income increased to $18.0 million compared to $13.4 million in the first quarter of 2022. The increase in financial services pretax income was due to both our mortgage and our other financial services operations. The increase in pretax income for our mortgage operations was due to a decrease in salary related expenses driven by lower headcount, an increase in capture rate and the allocation of revenue from our homebuilding business associated with our financing incentives. The increase in other financial services was driven by our insurance operations which saw an increase in interest income due to increases in both interest rates and our cash and short-term investments year-over-year.

The following table sets forth information for our mortgage operations segment relating to mortgage loans originated and capture rate.

	Three Months Ended		% or Percentage
	March 31,
	2023	2022	Change

	(Dollars in thousands)
Total Originations (including transfer loans):
Loans	1,221	1,314	(7)%
Principal	$555,608	$605,800	(8)%
Capture Rate Data:
Capture rate as % of all homes delivered	66%	59%	7%
Capture rate as % of all homes delivered (excludes cash sales)	72%	62%	10%
Mortgage Loan Origination Product Mix:
FHA loans	17%	12%	5%
Other government loans (VA & USDA)	19%	20%	(1)%
Total government loans	36%	32%	4%
Conventional loans	64%	68%	(4)%
	100%	100%	—%
Loan Type:
Fixed rate	99%	99%	—%
ARM	1%	1%	—%
Credit Quality:
Average FICO Score	740	742	—%
Other Data:	`
Average Combined LTV ratio	82%	82%	—%
Full documentation loans	100%	100%	—%
Loans Sold to Third Parties:
Loans	1,354	1,527	(11)%
Principal	$620,329	$691,358	(10)%
Income Taxes
Our overall effective income tax rates were 25.9% and 26.5% for the three months ended March 31, 2023 and 2022, respectively. The rates for the three months ended March 31, 2023 and 2022 resulted in income tax expense of $28.3 million and $53.5 million, respectively. The year-over-year decrease in our effective tax rate for the three months ended March 31, 2023 was primarily due to energy tax credits benefiting 2023, which had not been extended into 2022 as of March 31, 2022. This decrease was partially offset by the tax impact of non-deductible executive compensation under Internal Revenue Code Section 162(m).

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
Our critical accounting estimates and policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of March 31, 2023, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, payments due on our Mortgage Repurchase Facility, purchase obligations related to expected acquisition of land under purchase agreements and land development agreements (many of which are secured by letters of credit or surety bonds) and operating leases. Other material cash requirements include land acquisition and development costs not yet contracted for, home construction costs, operating expenses, including our selling, general and administrative expenses, investments and funding of capital improvements and dividend payments.
At March 31, 2023, we had outstanding senior notes with varying maturities totaling an aggregate principal amount of $1.5 billion, with none payable within 12 months. Future interest payments associated with the notes total $1.3 billion, with $64.2 million payable within 12 months. As of March 31, 2023, we had $28.5 million of required operating lease future minimum payments.
At March 31, 2023, we had deposits of $20.1 million in the form of cash and $2.7 million in the form of letters of credit that secured option contracts to purchase 2,951 lots for a total estimated purchase price of $332.8 million.
At March 31, 2023, we had outstanding surety bonds and letters of credit totaling $359.1 million and $116.0 million, respectively, including $68.9 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $157.3 million and $75.1 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit. We have made no material guarantees with respect to third-party obligations.
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
Effective April 11, 2023, the Revolving Credit Facility was amended to transition from a eurocurrency based interest rate to an interest rate based on the Secured Overnight Financing Rate ("SOFR"). As defined in the Revolving Credit Facility, interest rates on base rate borrowings are equal to the highest of (1) 0.0%, (2) a prime rate, (3) a federal funds effective rate plus 0.50%, and (4) the one month term SOFR screen rate plus the SOFR adjustment plus 1.00% and, in each case, plus a margin that is determined based on our credit ratings and leverage ratio. Interest rates on SOFR borrowings are equal to the greater of (1) 0.0% and (2) the sum of the term SOFR screen rate for such interest period plus the SOFR adjustment, plus a margin that is determined based on our credit ratings and leverage ratio. At any time at which our leverage ratio, as of the last day of the most recent calendar quarter, exceeds 55%, the aggregate principal amount of all consolidated senior debt borrowings outstanding may not exceed the borrowing base. There is no borrowing base requirement if our leverage ratio, as of the last day of the most recent calendar quarter, is 55% or less.
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
The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of March 31, 2023.
We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At March 31, 2023 and December 31, 2022, there were $47.1 million and $48.3 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. At March 31, 2023 and December 31, 2022, we had $10.0 million and $10.0 million, respectively, outstanding under the Revolving Credit Facility. As of March 31, 2023, availability under the Revolving Credit Facility was approximately $1.14 billion.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The Mortgage Repurchase Facility was amended on September 24, 2020, March 25, 2021, May 20, 2021, December 21, 2021 and May 19, 2022 to adjust the commitments to purchase for specific time periods. The total capacity of the facility at March 31, 2023 was $230 million. The May 19, 2022 amendment extended the termination date of the Repurchase Agreement to May 18, 2023. We are currently in negotiations to extend the Mortgage Repurchase Facility.

At March 31, 2023 and December 31, 2022, HomeAmerican had $130.5 million and $175.8 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Pricing under the Mortgage Repurchase Facility is based on the SOFR.
The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of March 31, 2023.
Dividends
During the three months ended March 31, 2023 and 2022, we paid cash dividends of $0.50 per share.
MDC Common Stock Repurchase Program
At March 31, 2023, we were authorized to repurchase up to 4.0 million shares of our common stock. We did not repurchase any shares of our common stock during the three months ended March 31, 2023.

Consolidated Cash Flow
During the three months ended March 31, 2023, net cash provided by operating activities was $426.2 million compared with net cash provided by operating activities of $118.1 million in the prior year period. During the three months ended March 31, 2023 and 2022, one of the most significant sources of cash provided by operating activities was net income of $80.7 million and $148.4 million, respectively. Another significant source of cash provided by operating activities during the three months ended March 31, 2023 and 2022 was cash provided by the decrease in land and land under development of $115.9 million and $107.3 million, respectively. This decrease was the result of home starts outnumbering lot acquisitions during the respective periods. During the three months ended March 31, 2023, cash provided by housing completed or under construction was $135.6 million compared to the three months ended March 31, 2022, where cash used by housing completed or under construction was $277.2 million. This increase in cash provided in the first quarter of 2023 was due to homes in inventory decreasing during the three months ended March 31, 2023 compared to homes in inventory increasing during the prior year quarter. Cash provided to decrease trade and other receivables for the three months ended March 31, 2023 was $55.9 million compared to cash used to increase trade and other receivables for the three months ended March 31, 2022 of $16.7 million. This change was due to a year-over-year decrease in home deliveries in the first quarter of 2023. Cash provided to decrease prepaids and other assets for the three months ended March 31, 2023 was $3.5 million compared to cash used to increase prepaids and other assets for the three months ended March 31, 2022 of $20.5 million. Cash used by the change in accounts payable and accrued liabilities for the three months ended March 31, 2023 was $40.5 million compared to cash provided of $57.6 million for the three months ended March 31, 2022. The changes in both prepaids and other assets and accounts payable and accrued liabilities were due to decreased construction spend during the first quarter of 2023 as a result of the year-over-year decrease in home deliveries and homes in inventory.
During the three months ended March 31, 2023 and 2022, net cash used in investing activities was $244.8 million and $6.9 million, respectively. The increase in net cash used in investing activities was driven by $434.4 million of cash used in the purchase of marketable securities during the three months ended March 31, 2023. This was partially offset by cash provided by the maturities of marketable securities of $195.0 million during the three months ended March 31, 2023.
During the three months ended March 31, 2023 and 2022, net cash used in financing activities was $93.5 million and $126.3 million respectively. The primary driver of this decrease in net cash used by financing activities was the decrease in cash used on the net payments made on the mortgage repurchase facility. The three months ended March 31, 2023 and 2022 saw cash used of $45.2 million and $78.1 million, respectively on the mortgage repurchase facility. This was driven by the decreased proceeds from the sale of mortgage loans.

OTHER
Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q, as well as statements made by us in periodic press releases, oral statements made by our officials in the course of presentations about the Company and conference calls in connection with quarterly earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operations, cash flows, strategies and prospects. These forward-looking statements may be identified by terminology such as “likely,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be considered. Additionally, information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and Item 1A of Part II of this Quarterly Report on Form 10-Q.
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
As of March 31, 2023, our cash and cash equivalents included commercial bank deposits and money market funds and our marketable securities included U.S. government treasury securities with original maturities upon acquisition of less than six months.
We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments, marketable securities and debt. Financial instruments utilized in the normal course of business by HomeAmerican include forward sales of mortgage-backed securities, which are commitments to sell a specified financial instrument at a specified future date for a specified price, mandatory delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price within a specified time period, and best-effort delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price subject to the underlying mortgage loans being funded and closed. Such contracts are the only significant financial and derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process for which an interest rate lock commitment had been made to a borrower that had not closed at March 31, 2023 had an aggregate principal balance of $391.5 million, of which $385.7 million had not yet been committed to a mortgage purchaser. In addition, HomeAmerican had mortgage loans held-for-sale with an aggregate principal balance of $165.9 million at March 31, 2023, of which $53.8 million had not yet been committed to a mortgage purchaser. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale that had not yet been committed to a mortgage purchaser, HomeAmerican had forward sales of securities totaling $362.5 million and $323.0 million at March 31, 2023 and December 31, 2022, respectively.

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
(b)Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.     Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors that appeared under Item 1A. Risk Factors in the Company’s 2022 Annual Report on Form 10-K. There are no material changes from the risk factors included within the Company’s 2022 Annual Report on Form 10-K.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchase of common stock during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number of Shares that may yet be Purchased under the Plan or Program (2)
January 1 to January 31, 2023	—	N/A	—	4,000,000
February 1 to February 28, 2023	47,131	$40.33	—	4,000,000
March 1 to March 31, 2023	—	N/A	—	4,000,000
(1) Represents shares of common stock withheld by us to cover withholding taxes due upon the vesting of restricted stock award shares, at the election of certain holders of nonvested shares, with market value approximating the amount of withholding taxes due.
(2) We are authorized to repurchase up to 4,000,000 shares of our common stock. There were no shares of MDC common stock repurchased under this repurchase program during the three month period ended March 31, 2023.

Item 6.        Exhibits

10.1
Credit Agreement by and among M.D.C. Holding, Inc., U.S. Bank National Association, as designated agent and co-administrative agent, Citibank, N.A., as co-administrative agent, and the other Lenders identified therein, as amended as of April 11, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed April 13, 2023). *

10.2	First Amendment to the M.D.C. Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 19, 2023).*
10.3	M.D.C. Holdings, Inc. 2021 Equity Incentive Plan, as amended as of April 17, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 19, 2023). *
22	Subsidiary Guarantors (incorporated by reference to Exhibit 22 to the Company's Form 10-Q for the quarter ended June 30, 2021). *
31.1	Certification of principal executive officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2023 and 2022, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022; and (v) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________________
*Incorporated by reference.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M.D.C. HOLDINGS, INC.
(Registrant)

Date: May 2, 2023	By: /s/ Robert N. Martin
Robert N. Martin Senior Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

Date: May 2, 2023	By: /s/ Derek R. Kimmerle
Derek R. Kimmerle
Vice President, Controller and Chief Accounting Officer (principal accounting officer and duly authorized officer)