Form 10-Q
period 2023-06-30
M.D.C. HOLDINGS, INC.
filed 2023-07-27
CIK 773141

20City

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of July 24, 2023, 74,546,435 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTER ENDED June 30, 2023

(i)

PART I. FINANCIAL INFORMATION
Item 1.    Unaudited Consolidated Financial Statements
M.D.C. HOLDINGS, INC.
Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
	(unaudited)
	(Dollars in thousands, except share and per share amounts)
ASSETS
Homebuilding:
Cash and cash equivalents	$1,011,748	$696,075
Restricted cash	3,503	3,143
Marketable securities	597,152	443,712
Trade and other receivables	67,497	116,364
Inventories:
Housing completed or under construction	1,733,515	1,722,061
Land and land under development	1,411,753	1,793,718
Total inventories	3,145,268	3,515,779
Property and equipment, net	63,014	63,730
Deferred tax asset, net	46,607	49,252
Prepaids and other assets	68,073	70,007
Total homebuilding assets	5,002,862	4,958,062
Financial Services:
Cash and cash equivalents	140,615	17,877
Marketable securities	79,413	117,388
Mortgage loans held-for-sale, net	158,746	229,513
Other assets	31,895	40,432
Total financial services assets	410,669	405,210
Total Assets	$5,413,531	$5,363,272
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$133,190	$109,218
Accrued and other liabilities	341,773	383,406
Revolving credit facility	10,000	10,000
Senior notes, net	1,482,985	1,482,576
Total homebuilding liabilities	1,967,948	1,985,200
Financial Services:
Accounts payable and accrued liabilities	101,329	110,536
Mortgage repurchase facility	123,151	175,752
Total financial services liabilities	224,480	286,288
Total Liabilities	2,192,428	2,271,488
Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized; 74,544,221 and 72,585,596 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	745	726
Additional paid-in-capital	1,812,299	1,784,173
Retained earnings	1,407,969	1,306,885
Accumulated other comprehensive income	90	—
Total Stockholders' Equity	3,221,103	3,091,784
Total Liabilities and Stockholders' Equity	$5,413,531	$5,363,272
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(Dollars in thousands, except share and per share amounts)
Homebuilding:
Home sale revenues	$1,103,470	$1,450,823	$2,123,486	$2,691,343
Home cost of sales	(908,991)	(1,062,016)	(1,749,738)	(1,983,394)
Inventory impairments	(13,500)	—	(21,300)	(660)
Total cost of sales	(922,491)	(1,062,016)	(1,771,038)	(1,984,054)
Gross profit	180,979	388,807	352,448	707,289
Selling, general and administrative expenses	(106,733)	(133,849)	(201,721)	(263,163)
Interest and other income	17,939	822	31,398	1,577
Other expense	(127)	(15,509)	932	(16,933)
Homebuilding pretax income	92,058	240,271	183,057	428,770

Financial Services:
Revenues	32,619	36,229	62,105	65,360
Expenses	(15,487)	(18,801)	(30,737)	(35,736)
Other income, net	3,860	1,264	7,594	2,451
Financial services pretax income	20,992	18,692	38,962	32,075

Income before income taxes	113,050	258,963	222,019	460,845
Provision for income taxes	(19,557)	(69,421)	(47,826)	(122,882)
Net income	$93,493	$189,542	$174,193	$337,963

Other comprehensive income (loss) net of tax:
Unrealized gain (loss) related to available-for-sale debt securities	$(233)	$—	$90	$—
Other comprehensive income (loss)	(233)	—	90	—
Comprehensive income	$93,260	$189,542	$174,283	$337,963

Earnings per share:
Basic	$1.28	$2.66	$2.38	$4.75
Diluted	$1.24	$2.59	$2.33	$4.61

Weighted average common shares outstanding:
Basic	72,934,920	70,841,476	72,793,951	70,804,019
Diluted	74,956,026	72,881,012	74,500,489	72,945,748

Dividends declared per share	$0.50	$0.50	$1.00	$1.00
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except share amounts)

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 31, 2022	72,585,596	$726	$1,784,173	$1,306,885	$—	$3,091,784
Net income	—	—	—	80,700	—	80,700
Other comprehensive income (loss)	—	—	—	—	323	323
Shares issued under stock-based compensation programs, net	503,022	5	(11,745)	—	—	(11,740)
Cash dividends declared	—	—	—	(36,543)	—	(36,543)
Stock-based compensation expense	—	—	5,597	—	—	5,597
Forfeiture of restricted stock	(1,283)	—	—	—	—	—
Balance at March 31, 2023	73,087,335	$731	$1,778,025	$1,351,042	$323	$3,130,121
Net Income	—	—	—	93,493	—	93,493
Other comprehensive income (loss)	—	—	—	—	(233)	(233)
Shares issued under stock-based compensation programs, net	1,459,256	14	31,318	—	—	31,332
Cash dividends declared	—	—	—	(36,566)	—	(36,566)
Stock-based compensation expense	—	—	2,956	—	—	2,956
Forfeiture of restricted stock	(2,370)	—	—	—	—	—
Balance at June 30, 2023	74,544,221	$745	$1,812,299	$1,407,969	$90	$3,221,103

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 31, 2021	70,668,093	$707	$1,709,276	$887,163	$—	$2,597,146
Net income	—	—	—	148,421	—	148,421
Shares issued under stock-based compensation programs, net	498,921	5	(12,633)	—	—	(12,628)
Cash dividends declared	—	—	—	(35,583)	—	(35,583)
Stock-based compensation expense	—	—	13,726	—	—	13,726
Forfeiture of restricted stock	(4,769)	—	—	—	—	—
Balance at March 31, 2022	71,162,245	$712	$1,710,369	$1,000,001	$—	$2,711,082
Net Income	—	—	—	189,542	—	189,542
Shares issued under stock-based compensation programs, net	(1,573)	—	(58)	—	—	(58)
Cash dividends declared	—	—	—	(35,580)	—	(35,580)
Stock-based compensation expense	—	—	9,331	—	—	9,331
Forfeiture of restricted stock	(2,797)	—	—	—	—	—
Balance at June 30, 2022	71,157,875	$712	$1,719,642	$1,153,963	$—	$2,874,317
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2023	2022

	(Dollars in thousands)
Operating Activities:
Net income	$174,193	$337,963
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	10,285	24,793
Depreciation and amortization	11,453	13,903
Inventory impairments	21,300	660
Project abandonment costs	(918)	16,949
Amortization of discount of marketable debt securities	(18,856)	—
Deferred income tax benefit	2,616	1,207
Net changes in assets and liabilities:
Trade and other receivables	57,221	(22,332)
Mortgage loans held-for-sale, net	70,767	92,459
Housing completed or under construction	(13,595)	(468,301)
Land and land under development	364,133	109,351
Prepaids and other assets	1,263	(5,775)
Accounts payable and accrued and other liabilities	(27,933)	70,183
Net cash provided by operating activities	651,929	171,060

Investing Activities:
Purchases of marketable securities	(665,490)	—
Maturities of marketable securities	569,000	—
Purchases of property and equipment	(10,550)	(13,698)
Net cash used in investing activities	(107,040)	(13,698)

Financing Activities:
Payments on mortgage repurchase facility, net	(52,601)	(80,735)
Dividend payments	(73,109)	(71,163)
Issuance of shares under stock-based compensation programs, net	19,592	(12,686)
Net cash used in financing activities	(106,118)	(164,584)

Net increase (decrease) in cash, cash equivalents and restricted cash	438,771	(7,222)
Cash, cash equivalents and restricted cash:
Beginning of period	717,095	603,459
End of period	$1,155,866	$596,237

Reconciliation of cash, cash equivalents and restricted cash:
Homebuilding:
Cash and cash equivalents	$1,011,748	$475,254
Restricted cash	3,503	5,994
Financial Services:
Cash and cash equivalents	140,615	114,989
Total cash, cash equivalents and restricted cash	$1,155,866	$596,237
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

1.    Basis of Presentation
The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. ("MDC," “the Company," “we,” “us,” or “our,” which refer to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at June 30, 2023 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
2.    Recently Issued Accounting Standards
Adopted New Accounting Standards
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2020-04, “Reference Rate Reform (Topic 848),” as amended by ASU 2021-01 in January 2021 and ASU 2022-06 in December 2022, directly addressing the effects of reference rate reform on financial reporting as a result of the cessation of the publication of certain LIBOR rates beginning December 31, 2021, with complete elimination of the publication of the LIBOR rates by June 30, 2023. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform by virtue of referencing LIBOR or another reference rate expected to be discontinued. This guidance became effective on March 12, 2020 and can be adopted no later than December 31, 2024, with early adoption permitted. We adopted this amendment in the second quarter of 2023. The adoption of ASU 2020-04, as amended by ASU 2021-01 and ASU 2022-06, did not have a material impact on our consolidated balance sheet or consolidated statement of operations and comprehensive income.

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
Corporate is a non-operating segment that develops and implements strategic initiatives and supports our operating divisions by centralizing key administrative functions such as finance, treasury, information technology, insurance, risk management, litigation and human resources. Corporate also provides the necessary administrative functions to support MDC as a publicly traded company. A portion of the expenses incurred by Corporate are allocated to the homebuilding operating segments based on their respective percentages of assets and, to a lesser degree, a portion of Corporate expenses are allocated to the financial services segments. A majority of Corporate’s personnel and resources are primarily dedicated to activities relating to the homebuilding segments, and, therefore, the balance of any unallocated Corporate expenses is included in the homebuilding operations section of our consolidated statements of operations and comprehensive income.
The following table summarizes revenues for our homebuilding and financial services operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(Dollars in thousands)
Homebuilding
West	$616,559	$788,279	$1,194,492	$1,495,590
Mountain	346,070	437,001	647,225	772,129
East	140,841	225,543	281,769	423,624
Total homebuilding revenues	$1,103,470	$1,450,823	$2,123,486	$2,691,343

Financial Services
Mortgage operations	$22,758	$22,077	$41,177	$39,678
Other	9,861	14,152	20,928	25,682
Total financial services revenues	$32,619	$36,229	$62,105	$65,360

The following table summarizes pretax income (loss) for our homebuilding and financial services operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(Dollars in thousands)
Homebuilding
West	$29,639	$148,508	$72,839	$279,034
Mountain	44,676	79,135	69,712	129,641
East	14,149	34,407	29,458	65,801
Corporate	3,594	(21,779)	11,048	(45,706)
Total homebuilding pretax income	$92,058	$240,271	$183,057	$428,770
Financial Services
Mortgage operations	$13,852	$10,673	$23,578	$18,106
Other	7,140	8,019	15,384	13,969
Total financial services pretax income	$20,992	$18,692	$38,962	$32,075

Total pretax income	$113,050	$258,963	$222,019	$460,845
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

	June 30, 2023	December 31, 2022

	(Dollars in thousands)
Homebuilding assets
West	$2,049,618	$2,275,144
Mountain	830,367	1,005,622
East	420,699	427,926
Corporate	1,702,178	1,249,370
Total homebuilding assets	$5,002,862	$4,958,062
Financial services assets
Mortgage operations	$190,529	$267,309
Other	220,140	137,901
Total financial services assets	$410,669	$405,210

Total assets	$5,413,531	$5,363,272

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(Dollars in thousands, except per share amounts)
Numerator
Net income	$93,493	$189,542	$174,193	$337,963
Less: distributed earnings allocated to participating securities	(187)	(161)	(403)	(355)
Less: undistributed earnings allocated to participating securities	(291)	(689)	(522)	(1,261)
Net income attributable to common stockholders (numerator for basic earnings per share)	93,015	188,692	173,268	336,347
Add back: undistributed earnings allocated to participating securities	291	689	522	1,261
Less: undistributed earnings reallocated to participating securities	(285)	(676)	(511)	(1,231)
Numerator for diluted earnings per share under two-class method	$93,021	$188,705	$173,279	$336,377

Denominator
Weighted-average common shares outstanding	72,934,920	70,841,476	72,793,951	70,804,019
Add: dilutive effect of stock options	1,620,982	1,406,274	1,496,963	1,738,041
Add: dilutive effect of contingently issuable equity awards	400,124	633,262	209,575	403,688
Denominator for diluted earnings per share under two-class method	74,956,026	72,881,012	74,500,489	72,945,748

Basic Earnings Per Common Share	$1.28	$2.66	$2.38	$4.75
Diluted Earnings Per Common Share	$1.24	$2.59	$2.33	$4.61
Diluted EPS for the three and six months ended June 30, 2023 and 2022 excluded options to purchase 15,000 shares of common stock, because the effect of their inclusion would be anti-dilutive.
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

The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis, except those for which the carrying values approximate fair values:

		Fair Value
Financial Instrument	Hierarchy	June 30, 2023	December 31, 2022

		(Dollars in thousands)
Marketable securities
Debt securities (available-for-sale)	Level 1	$676,565	$561,100

Mortgage loans held-for-sale, net	Level 2	$158,746	$229,513

Derivative and financial instruments, net (Note 17)
Interest rate lock commitments	Level 2	$2,617	$(1,678)
Forward sales of mortgage-backed securities	Level 2	$2,712	$(5,269)
Mandatory delivery forward loan sale commitments	Level 2	$33	$791
Best-effort delivery forward loan sale commitments	Level 2	$—	$1,976
The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of June 30, 2023 and December 31, 2022.
Debt securities. Our debt securities consist of U.S. government treasury securities with original maturities upon acquisition of less than six months and are treated as available-for-sale investments and, as such, are recorded at fair value with all changes in fair value initially recorded through other comprehensive income. Debt securities are reviewed on a regular basis for impairment. There were no impairments recorded during the three and six months ended June 30, 2023.
The estimated fair value, gross unrealized holding gains, gross unrealized holding losses and amortized cost for debt securities by major classification are as follows:

	June 30, 2023				December 31, 2022
	(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government	$676,446	$120	$1	$676,565	$561,100	$—	$—	$561,100
Total Debt Securities	$676,446	$120	$1	$676,565	$561,100	$—	$—	$561,100
Mortgage loans held-for-sale, net.  Our mortgage loans held-for-sale, which are measured at fair value on a recurring basis, include (1) mortgage loans held-for-sale that are under commitments to sell and (2) mortgage loans held-for-sale that are not under commitments to sell. At June 30, 2023 and December 31, 2022, we had $48.0 million and $142.9 million, respectively, of mortgage loans held-for-sale at fair value under commitments to sell. The fair value for those loans was based on quoted market prices for those mortgage loans, which are Level 2 fair value inputs. At June 30, 2023 and December 31, 2022, we had $110.7 million and $86.6 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input.
Gains (losses) on mortgage loans, net, are included as a component of revenues in the financial services section of our consolidated statements of operations and comprehensive income. For the three and six months ended June 30, 2023, we recorded a gain (loss) on mortgage loans held-for-sale, net of $(3.4) million and $(5.6) million, respectively, compared to $(4.3) million and $(9.3) million for the same period in the prior year.
Derivative and financial instruments, net. Our derivatives and financial instruments, which include (1) interest rate lock commitments, (2) forward sales of mortgage-backed securities, (3) mandatory delivery forward loan sale commitments and (4) best-effort delivery forward loan sale commitments, are measured at fair value on a recurring basis based on market prices for similar instruments.

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

	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in thousands)
$300 million 3.850% Senior Notes due January 2030, net	$298,076	$261,448	$297,949	$246,236
$350 million 2.500% Senior Notes due January 2031, net	347,559	275,270	347,413	255,374
$500 million 6.000% Senior Notes due January 2043, net	491,234	448,648	491,120	414,017
$350 million 3.966% Senior Notes due August 2061, net	346,116	208,283	346,094	204,014
Total	$1,482,985	$1,193,649	$1,482,576	$1,119,641

6.    Inventories
The following table sets forth, by reportable segment, information relating to our homebuilding inventories:

	June 30, 2023	December 31, 2022

	(Dollars in thousands)
Housing completed or under construction:
West	$1,082,237	$1,026,880
Mountain	433,319	511,092
East	217,959	184,089
Subtotal	1,733,515	1,722,061
Land and land under development:
West	873,348	1,145,119
Mountain	363,658	433,893
East	174,747	214,706
Subtotal	1,411,753	1,793,718
Total inventories	$3,145,268	$3,515,779
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
Inventory impairments recognized by segment for the three and six months ended June 30, 2023 and 2022 are shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)		(Dollars in thousands)
Housing Completed or Under Construction:
West	$1,787	$—	$1,787	$660
Mountain	—	—	664	—
East	—	—	—	—
Subtotal	1,787	—	2,451	660
Land and Land Under Development:
West	11,713	—	11,713	—
Mountain	—	—	7,136	—
East	—	—	—	—
Subtotal	11,713	—	18,849	—
Total Inventory Impairments	$13,500	$—	$21,300	$660
The table below provides quantitative data, for the periods presented, where applicable, used in determining the fair value of the impaired inventory.

	Impairment Data			Quantitative Data
Three Months Ended	Number of Subdivisions Impaired	Inventory Impairments	Fair Value of Inventory After Impairments	Discount Rate
	(Dollars in thousands)
June 30, 2023	1	$13,500	$17,886	18%
March 31, 2023	1	$7,800	$13,016	18%
Total		$21,300

March 31, 2022	1	$660	$1,728	N/A
Total		$660

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(Dollars in thousands)
Homebuilding interest incurred	$17,450	$17,382	$34,904	$34,640
Less: Interest capitalized	(17,450)	(17,382)	(34,904)	(34,640)
Homebuilding interest expensed	$—	$—	$—	$—

Interest capitalized, beginning of period	$61,310	$60,468	$59,921	$58,054
Plus: Interest capitalized during period	17,450	17,382	34,904	34,640
Less: Previously capitalized interest included in home cost of sales	(16,807)	(15,681)	(32,872)	(30,525)
Interest capitalized, end of period	$61,953	$62,169	$61,953	$62,169

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
Operating lease expense is included as a component of selling, general and administrative expenses in the homebuilding section and expenses in the financial services section of our consolidated statements of operations and comprehensive income. Components of operating lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(Dollars in thousands)
Operating lease cost [1]	$2,220	$2,107	$4,376	$4,238
Less: Sublease income	(148)	(142)	(292)	(225)
Net lease cost	$2,072	$1,965	$4,084	$4,013
1Includes variable lease costs, which are immaterial.
Supplemental cash flow information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,235	$1,999	$4,296	$4,021
Leased assets obtained in exchange for new operating lease liabilities	$248	$547	$1,894	$4,295
Weighted-average remaining lease term and discount rate for operating leases were as follows:

	June 30, 2023	June 30, 2022
Weighted-average remaining lease term (in years)	3.7	4.4
Weighted-average discount rate	5.5%	5.5%

Maturities of operating lease liabilities were as follows:

Year Ended December 31,
(Dollars in thousands)
2023 (excluding the six months ended June 30, 2023)	$3,227
2024	7,895
2025	7,815
2026	6,553
2027	1,339
Thereafter	710
Total operating lease payments	$27,539
Less: Effects of discounting	2,632
Present value of operating lease liabilities [1]	$24,907
_______________________________________________________________

1Homebuilding and financial services operating lease liabilities of $24.7 million and $0.2 million, respectively, are included as a component of accrued and other liabilities and accounts payable and accrued liabilities, respectively, in the homebuilding and financial services sections of our consolidated balance sheet at June 30, 2023.
9.    Homebuilding Prepaids and Other Assets
The following table sets forth the components of homebuilding prepaids and other assets:

	June 30, 2023	December 31, 2022

	(Dollars in thousands)
Land option deposits	$22,626	$19,539
Operating lease right-of-use asset (Note 8)	23,569	25,636
Prepaids	11,323	13,333
Goodwill	6,008	6,008
Deferred debt issuance costs on revolving credit facility, net	4,291	5,241
Other	256	250
Total prepaids and other assets	$68,073	$70,007

10.    Homebuilding Accrued and Other Liabilities and Financial Services Accounts Payable and Accrued Liabilities
The following table sets forth information relating to homebuilding accrued and other liabilities:

	June 30, 2023	December 31, 2022

	(Dollars in thousands)
Accrued compensation and related expenses	$71,627	$100,653
Customer and escrow deposits	55,601	42,296
Warranty accrual (Note 11)	47,209	46,857
Lease liability (Note 8)	24,682	26,574
Land development and home construction accruals	16,525	20,028
Accrued interest	30,934	30,934
Income taxes payable	17,976	23,880
Construction defect claim reserves (Note 12)	10,271	10,466
Retentions payable	17,857	21,519
Other accrued liabilities	49,091	60,199
Total accrued and other liabilities	$341,773	$383,406
A reclassification was made to our prior period financial information, where $21.5 million was reclassed from other accrued liabilities to retentions payable to conform to the current year presentation.
The following table sets forth information relating to financial services accounts payable and accrued liabilities:

	June 30, 2023	December 31, 2022

	(Dollars in thousands)
Insurance reserves (Note 12)	$84,854	$84,108
Accounts payable and other accrued liabilities	16,475	26,428
Total accounts payable and accrued liabilities	$101,329	$110,536

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
The table set forth below summarizes accrual, adjustment and payment activity related to our warranty accrual for the three and six months ended June 30, 2023 and 2022. The warranty accrual during the three and six months ended June 30, 2023 remained relatively flat as the decrease in home closings was offset by an increase to the per home accrual rate concurrent with the increase in construction costs year-over-year. The warranty accrual during the six months ended June 30, 2022 included a $2.4 million adjustment to increase our warranty accrual. This adjustment was due to higher general warranty related expenditures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(Dollars in thousands)
Balance at beginning of period	$46,666	$40,946	$46,857	$37,491
Expense provisions	6,302	6,787	11,937	12,619
Cash payments	(5,759)	(5,022)	(11,585)	(9,839)
Adjustments	—	—	—	2,440
Balance at end of period	$47,209	$42,711	$47,209	$42,711

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
The table set forth below summarizes our insurance and construction defect claim reserves activity for the three and six months ended June 30, 2023 and 2022. These reserves are included as a component of accounts payable and accrued liabilities and accrued and other liabilities in the financial services and homebuilding sections, respectively, of the consolidated balance sheets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(Dollars in thousands)
Balance at beginning of period	$93,137	$84,424	$94,574	$82,187
Expense provisions	4,100	5,020	7,889	9,452
Cash payments, net of recoveries	(2,112)	(1,520)	(7,338)	(3,715)
Balance at end of period	$95,125	$87,924	$95,125	$87,924
In the ordinary course of business, we make payments from our insurance and construction defect claim reserves to settle litigation claims arising from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of what future cash payments will be for subsequent periods.
13.    Income Taxes

Our overall effective income tax rates were 17.3% and 21.5% for the three and six months ended June 30, 2023 and 26.8% and 26.7% for the three and six months ended June 30, 2022. The rates for the three and six months ended June 30, 2023 resulted in income tax expense of $19.6 million and $47.8 million, respectively, compared to the income tax expense of $69.4 million and $122.9 million for the three and six months ended June 30, 2022, respectively. The year-over-year decrease in the effective tax rate for the three and six months ended June 30, 2023, was primarily due to energy tax credits used in 2023 that had not been extended into 2022 by June 30, 2022, and an increase in the windfall on non-qualifying stock options exercised and lapsed restricted stock during the periods.

14.    Senior Notes
The carrying values of our senior notes as of June 30, 2023 and December 31, 2022, net of any unamortized debt issuance costs or discount, were as follows:

	June 30, 2023	December 31, 2022

	(Dollars in thousands)
3.850% Senior Notes due January 2030, net	$298,076	$297,949
2.500% Senior Notes due January 2031, net	347,559	347,413
6.000% Senior Notes due January 2043, net	491,234	491,120
3.966% Senior Notes due August 2061, net	346,116	346,094
Total	$1,482,985	$1,482,576
Our senior notes are not secured and, while the senior note indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries.
15.    Stock-Based Compensation
The following table sets forth share-based award expense activity for the three and six months ended June 30, 2023 and 2022, which is included as a component of selling, general and administrative expenses and expenses in the homebuilding and financial services sections, respectively, of our consolidated statements of operations and comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(Dollars in thousands)
Stock option grants expense	$45	$593	$202	$1,180
Restricted stock awards expense	2,963	2,041	6,525	4,628
Performance share units expense	1,779	7,277	3,558	18,985
Total stock-based compensation	$4,787	$9,911	$10,285	$24,793
Additional detail on the performance share units ("PSUs") expense is included below:
2020 PSU Grants. The 2020 PSU awards vested on February 3, 2023. For the three and six months ended June 30, 2022, the Company recorded share-based award expense of $2.5 million and $4.9 million, respectively, related to these awards.
2021 PSU Grants. As of June 30, 2023, the Company recorded the required share-based award expense related to the awards of $1.8 million and $3.6 million for the three and six months ended June 30, 2023, respectively, based on its assessment of the probability for achievement of the performance targets. For the three and six months ended June 30, 2022, the Company recorded share-based award expense of $4.8 million and $14.1 million, respectively, related to these awards.
16.    Commitments and Contingencies
Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At June 30, 2023, we had outstanding surety bonds and letters of credit totaling $333.0 million and $108.1 million, respectively, including $61.4 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $150.7 million and $69.4 million, respectively. All letters of credit as of June 30, 2023, excluding those issued by HomeAmerican, were issued under our unsecured revolving credit facility (see Note 18 for further discussion of the revolving credit facility). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.
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
Lot Option Contracts. In the ordinary course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allow us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, and minimizes the amount of land inventories on our consolidated balance sheets. In certain cases, these contracts will be settled shortly following the end of the period. Our obligation with respect to Option Contracts is generally limited to forfeiture of the related deposits. At June 30, 2023, we had cash deposits, capitalized costs and letters of credit totaling $21.9 million, $3.2 million and $2.6 million, respectively, at risk associated with options to purchase 3,765 lots.

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
The following table sets forth the notional amounts and fair value measurement of our derivative and financial instruments at June 30, 2023 and December 31, 2022:

	June 30, 2023				December 31, 2022

	Notional Value	Derivative Assets	Derivative Liabilities	Derivatives, Net	Notional Value	Derivative Assets	Derivative Liabilities	Derivatives, Net
	(Dollars in thousands)				(Dollars in thousands)
Interest rate lock commitments	$255,423	$2,870	$253	$2,617	$394,004	$1,566	$3,244	$(1,678)
Forward sales of mortgage-backed securities	303,500	2,712	—	2,712	323,000	580	5,849	(5,269)
Mandatory delivery forward loan sale commitments	34,405	156	123	33	105,060	794	3	791
Best-effort delivery forward loan sale commitments	15,547	77	77	—	139,972	2,161	185	1,976
For the three and six months ended June 30, 2023, we recorded net gains on these derivative and financial instruments measured on a recurring basis of $5.3 million and $1.5 million, respectively, in revenues in the financial services section of our consolidated statements of operations and comprehensive income, compared to net gains of $19.7 million and $37.3 million for the same periods in 2022. There are no credit-risk-related contingent features within our derivative agreements, and counterparty risk is considered minimal.

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
The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of June 30, 2023.
We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At June 30, 2023 and December 31, 2022, there were $46.7 million and $48.3 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. At June 30, 2023 and December 31, 2022, we had $10.0 million and $10.0 million, respectively, outstanding under the Revolving Credit Facility. As of June 30, 2023, availability under the Revolving Credit Facility was approximately $1.14 billion.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The Mortgage Repurchase Facility was amended on May 20, 2021, December 21, 2021, May 19, 2022 and May 18, 2023 to adjust the commitments to purchase for specific time periods. The total capacity of the facility at June 30, 2023 was $125 million. The May 18, 2023 amendment extended the termination date of the Repurchase Agreement to May 16, 2024.

At June 30, 2023 and December 31, 2022, HomeAmerican had $123.2 million and $175.8 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Pricing under the Mortgage Repurchase Facility is based on the SOFR.

The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of June 30, 2023.
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
As the combined assets, liabilities and results of operations of M.D.C. Holdings, Inc. and the Guarantor Subsidiaries (the “Obligor Group”) are not materially different from those in the homebuilding section of our consolidated balance sheets and consolidated statements of operations and comprehensive income, separate summarized financial information of the Obligor Group has not been included. As of June 30, 2023 and December 31, 2022, amounts due to (due from) non-guarantor subsidiaries from the Obligor Group totaled $(25.8) million and $29.7 million, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$1,103,470	$1,450,823	$2,123,486	$2,691,343
Home cost of sales	(908,991)	(1,062,016)	(1,749,738)	(1,983,394)
Inventory impairments	(13,500)	—	(21,300)	(660)
Total cost of sales	(922,491)	(1,062,016)	(1,771,038)	(1,984,054)
Gross profit	180,979	388,807	352,448	707,289
Gross margin	16.4%	26.8%	16.6%	26.3%
Selling, general and administrative expenses	(106,733)	(133,849)	(201,721)	(263,163)
Interest and other income	17,939	822	31,398	1,577
Other expense	(127)	(15,509)	932	(16,933)
Homebuilding pretax income	92,058	240,271	183,057	428,770

Financial Services:
Revenues	32,619	36,229	62,105	65,360
Expenses	(15,487)	(18,801)	(30,737)	(35,736)
Other income, net	3,860	1,264	7,594	2,451
Financial services pretax income	20,992	18,692	38,962	32,075

Income before income taxes	113,050	258,963	222,019	460,845
Provision for income taxes	(19,557)	(69,421)	(47,826)	(122,882)
Net income	$93,493	$189,542	$174,193	$337,963

Earnings per share:
Basic	$1.28	$2.66	$2.38	$4.75
Diluted	$1.24	$2.59	$2.33	$4.61

Weighted average common shares outstanding:
Basic	72,934,920	70,841,476	72,793,951	70,804,019
Diluted	74,956,026	72,881,012	74,500,489	72,945,748

Dividends declared per share	$0.50	$0.50	$1.00	$1.00

Cash provided by (used in):
Operating Activities	$225,765	$53,005	$651,929	$171,060
Investing Activities	$137,720	$(6,814)	$(107,040)	$(13,698)
Financing Activities	$(12,610)	$(38,304)	$(106,118)	$(164,584)

Overview
Industry Conditions and Outlook for MDC*

During the second quarter of 2023, industry conditions continued to improve from those experienced during much of 2022. Demand increased and cancellations normalized as interest rates stabilized and buyers adjusted to higher interest rate levels. In addition, existing home inventory levels remained constrained as home sale listings continued to decline, dropping below pre-pandemic levels. In comparison, the magnitude and speed of interest rate increases during the second quarter of 2022 caused many buyers to pause and reconsider a home purchase, resulting in lower gross demand and higher cancellation levels. As a result, our net orders and net order value increased 54% and 37%, respectively, in the second quarter of 2023 as compared to the second quarter of 2022. Supply chain conditions have also normalized to a large degree with our average construction build time for closed homes improving on a sequential basis in the second quarter of 2023 for the first time in over two years. These improvements allowed us to turn our inventories quicker than expected, leading to strong top and bottom line results and positive cash flow from operations in the second quarter of 2023. We expect our construction build times to continue to improve in the second half of the year based on the projected construction build times of our homes currently under construction. As a result, we are currently projecting deliveries for the 2023 full year of at least 8,000 homes.

We ended the quarter with 9.3 unsold homes under construction, excluding model homes, ("speculative homes" or "spec homes") per active community and just 0.8 completed spec homes per active community. The demand for our quick move-in homes remained strong during the second quarter, with spec homes representing 67% of our gross orders. As we continue to pivot our operations to prioritize an increased number of spec homes, we have recently introduced our Curated by the Home GalleryTM collection. These homes include finish details selected by members of our professional design team specific to home plans and geography. Our curated collection allows us to capitalize on our design expertise, given our experience with build-to-order homes, to deliver thoughtfully designed homes to quick move-in homebuyers.

We remain confident in the long-term growth prospects for the industry given the underproduction of new homes over the past decade and the decreasing supply of existing home inventory. With that said, the current demand for new homes is subject to continued uncertainty due to many factors, including ongoing inflation concerns, the Federal Reserve's quantitative tightening and the resulting impact on mortgage interest rates, consumer confidence, the current geopolitical environment and other factors. The potential effect of these factors is highly uncertain and could adversely and materially impact our operations and financial results in future periods.

We believe that we are uniquely equipped to navigate these uncertainties and any continued market volatility given our seasoned leadership team, strong financial position and distinct operating strategy. We remain focused on maximizing risk-adjusted returns while minimizing the risks of excess leverage and land ownership. We ended the quarter with total cash and cash equivalents and marketable securities of $1.83 billion, total liquidity of $2.97 billion, a debt-to-capital ratio of 31.7% and no senior note maturities until 2030.

Three Months Ended June 30, 2023

For the three months ended June 30, 2023, our net income was $93.5 million, or $1.24 per diluted share, a 51% decrease compared to net income of $189.5 million, or $2.59 per diluted share, for the same period in the prior year. Our homebuilding business was the primary driver of the decrease, as pretax income decreased $148.2 million, or 62% year-over-year. This decrease was partially offset by our financial services business, as its pretax income increased $2.3 million, or 12%, compared to the same period in the prior year. The decrease in homebuilding pretax income was primarily due to a 24% decrease in home sale revenues and a 1,040 basis point decrease in gross margin from home sales. The decrease in gross margin from home sales was driven largely by an increase in both incentives and construction costs year-over-year, as well as $13.5 million of inventory impairments recognized during the period. These decreases were partially offset by project abandonment expense of $15.5 million during the prior year quarter compared to just $0.1 million in the current quarter. The increase in financial services pretax income was due to our mortgage operations. The increase in pretax income for our mortgage operations was due to a decrease in salary related expenses driven by lower headcount, an increase in capture rate and the allocation of revenue from our homebuilding business associated with our financing incentives. Our other financial services operations and homebuilding business each saw an increase in interest income due to increases in both interest rates and our cash and short-term investments year-over-year.

Six Months Ended June 30, 2023

For the six months ended June 30, 2023, our net income was $174.2 million, or $2.33 per diluted share, a 48% decrease compared to net income of $338.0 million, or $4.61 per diluted share, for the same period in the prior year. Our homebuilding business was the driver of the decrease, as pretax income from our homebuilding operations decreased $245.7 million, or 57%. This was slightly offset by our financial services pretax income, which increased $6.9 million, or 21%. The main drivers of the decrease in homebuilding pretax income and increase in financial services pretax income are consistent with the second quarter commentary discussed above.

* See "Forward-Looking Statements" below.

Homebuilding
Pretax Income (Loss):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%

	(Dollars in thousands)
West	$29,639	$148,508	$(118,869)	(80)%	$72,839	$279,034	$(206,195)	(74)%
Mountain	44,676	79,135	(34,459)	(44)%	69,712	129,641	(59,929)	(46)%
East	14,149	34,407	(20,258)	(59)%	29,458	65,801	(36,343)	(55)%
Corporate	3,594	(21,779)	25,373	117%	11,048	(45,706)	56,754	124%
Total Homebuilding pretax income	$92,058	$240,271	$(148,213)	(62)%	$183,057	$428,770	$(245,713)	(57)%
For the three months ended June 30, 2023, we recorded homebuilding pretax income of $92.1 million, a decrease of 62% from $240.3 million for the same period in the prior year. The decrease was due to a 24% decrease in home sale revenues, a 1,040 basis point decrease in gross margin from home sales and a 50 basis point increase in our selling, general and administrative expenses as a percentage of home sale revenues. These decreases were partially offset by a decrease in project abandonment expense and an increase in interest income year-over-year.
Our West segment experienced a $118.9 million year-over-year decrease in pretax income, due to a decrease in gross margin from home sales and a 22% decrease in home sale revenues. Our Mountain segment experienced a $34.5 million decrease in pretax income from the prior year, as a result of a 21% decrease in home sale revenues and a decrease in gross margin from home sales. Our East segment experienced a $20.3 million decrease in pretax income from the prior year, due primarily to a 38% decrease in home sale revenues, a decrease in gross margin from home sales, and an increase in selling, general and administrative expenses as a percentage of home sale revenues. Our Corporate segment experienced a $25.4 million increase in pretax income, due to decreased compensation related costs associated with a decrease in headcount, decreased stock-based and deferred compensation expenses and an increase in interest income.
For the six months ended June 30, 2023, we recorded homebuilding pretax income of $183.1 million, a decrease of 57% from $428.8 million for the same period in the prior year. The decrease was due to a 21% decrease in home sale revenues, a 970 basis point decrease in our gross margin from home sales, slightly offset by a 30 basis point decrease in our selling, general and administrative expenses as a percentage of revenue. Commentary on the drivers of the increase in pretax income in our West, Mountain and East homebuilding segments and Corporate segment is consistent with the 2023 second quarter discussion above.
Assets:

	June 30, 2023	December 31, 2022	Change
			Amount	%

	(Dollars in thousands)
West	$2,049,618	$2,275,144	$(225,526)	(10)%
Mountain	830,367	1,005,622	(175,255)	(17)%
East	420,699	427,926	(7,227)	(2)%
Corporate	1,702,178	1,249,370	452,808	36%
Total homebuilding assets	$5,002,862	$4,958,062	$44,800	1%
Total homebuilding assets remained relatively flat from December 31, 2022 to June 30, 2023. The increase in the Corporate segment assets was driven by an increase to cash and cash equivalents as well as marketable securities. The decrease in the West and Mountain segments assets was driven by decreases in home sale receivables and land and land under development. The decrease in home sale receivables was driven by the timing of home closings at the end of the period. The decrease in land and land under development was due to lower levels of land acquisition. Assets in the Mountain segment were further impacted by a decrease in housing completed or under construction during the period, due to home closings outpacing construction starts.

New Home Deliveries & Home Sale Revenues:
Changes in home sale revenues are impacted by changes in the number of new homes delivered and the average selling price of those delivered homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	Three Months Ended June 30,
	2023			2022			% Change
	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price

	(Dollars in thousands)
West	1,162	$616,559	$530.6	1,371	$788,279	$575.0	(15)%	(22)%	(8)%
Mountain	539	346,070	642.1	665	437,001	657.1	(19)%	(21)%	(2)%
East	308	140,841	457.3	500	225,543	451.1	(38)%	(38)%	1%
Total	2,009	$1,103,470	$549.3	2,536	$1,450,823	$572.1	(21)%	(24)%	(4)%

	Six Months Ended June 30,
	2023			2022			% Change
	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price

	(Dollars in thousands)
West	2,226	$1,194,492	$536.6	2,614	$1,495,590	$572.1	(15)%	(20)%	(6)%
Mountain	1,026	647,225	630.8	1,213	772,129	636.5	(15)%	(16)%	(1)%
East	608	281,769	463.4	942	423,624	449.7	(35)%	(33)%	3%
Total	3,860	$2,123,486	$550.1	4,769	$2,691,343	$564.3	(19)%	(21)%	(3)%

For the three and six months ended June 30, 2023, the decrease in the number of new homes delivered in each of our segments was the result of a decrease in the number of homes in backlog to begin the period. This decrease was partially offset within each segment by an increase in backlog conversion rates due to an increase in the number of homes both sold and closed during the quarter. This increase was a result of our recent pivot to focus more on spec homes and the year-over-year increase in the number of unsold started homes to begin the period as a result of the above average cancellation rates experienced in the second half of 2022. The average selling price of homes delivered was negatively impacted by increased incentives during the three and six months ended June 30, 2023.
West Segment Commentary
For the three and six months ended June 30, 2023, the decrease in new home deliveries, as discussed above, was further impacted by an increase in construction cycle times year-over-year in our Phoenix and Tucson divisions. The average selling price of homes delivered decreased as a result of a shift in mix from our California divisions to our Arizona divisions as well as the increased incentives discussed above.
Mountain Segment Commentary
For the three and six months ended June 30, 2023, the decrease in new home deliveries was driven by the factors discussed above. This was partly offset by a decrease in construction cycle times year-over-year in our Utah division.
East Segment Commentary
For the three and six months ended June 30, 2023, the decrease in new home deliveries, as discussed above, was partially offset by a decrease in construction cycle times year-over-year across all of our East divisions. The average selling price of homes delivered increased driven by our Florida markets, due to a shift in mix to higher priced communities, offset partially by increased incentives discussed above.

Gross Margin from Home Sales:
Our gross margin from home sales for the three months ended June 30, 2023, decreased 1,040 basis points year-over-year from 26.8% to 16.4%. The decrease in gross margin from home sales was driven largely by increases in both incentives and construction costs year-over-year, as well as $13.5 million of inventory impairments recognized during the current year period.
Our gross margin from home sales for the six months ended June 30, 2023, decreased 970 basis points year-over-year from 26.3% to 16.6%. The decrease in gross margin from home sales was driven largely by increases in both incentives and construction costs year-over-year, and to a lesser extent by $21.3 million of inventory impairments recognized during the current year period compared to $0.7 million in the prior year period. These decreases were partially offset by a $2.4 million warranty accrual adjustment recognized during the six months ended June 30, 2022.
Inventory Impairments:
Inventory impairments recognized by segment for the three and six months ended June 30, 2023 and 2022 are shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)		(Dollars in thousands)
Housing Completed or Under Construction:
West	$1,787	$—	$1,787	$660
Mountain	—	—	664	—
East	—	—	—	—
Subtotal	1,787	—	2,451	660
Land and Land Under Development:
West	11,713	—	11,713	—
Mountain	—	—	7,136	—
East	—	—	—	—
Subtotal	11,713	—	18,849	—
Total Inventory Impairments	$13,500	$—	$21,300	$660
The table below provides quantitative data, for the periods presented, where applicable, used in determining the fair value of the impaired inventory.

	Impairment Data			Quantitative Data
Three Months Ended	Number of Subdivisions Impaired	Inventory Impairments	Fair Value of Inventory After Impairments	Discount Rate
	(Dollars in thousands)
June 30, 2023	1	$13,500	$17,886	18%
March 31, 2023	1	$7,800	$13,016	18%
Total		$21,300

March 31, 2022	1	$660	$1,728	N/A
Total		$660

Selling, General and Administrative Expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change

	(Dollars in thousands)
General and administrative expenses	$52,205	$72,894	$(20,689)	$94,981	$144,877	$(49,896)
General and administrative expenses as a percentage of home sale revenues	4.7%	5.0%	-30 bps	4.5%	5.4%	-90 bps
Marketing expenses	$22,637	$26,035	$(3,398)	$45,733	$51,667	$(5,934)
Marketing expenses as a percentage of home sale revenues	2.1%	1.8%	30 bps	2.2%	1.9%	30 bps
Commissions expenses	$31,891	$34,920	$(3,029)	$61,007	$66,619	$(5,612)
Commissions expenses as a percentage of home sale revenues	2.9%	2.4%	50 bps	2.9%	2.5%	40 bps
Total selling, general and administrative expenses	$106,733	$133,849	$(27,116)	$201,721	$263,163	$(61,442)
Total selling, general and administrative expenses as a percentage of home sale revenues	9.7%	9.2%	50 bps	9.5%	9.8%	-30 bps
General and administrative expenses decreased for the three and six months ended June 30, 2023 due to decreased compensation related costs associated with a decrease in headcount as well as decreased stock-based and deferred compensation expenses.
Marketing expenses decreased for the three and six months ended June 30, 2023 compared to the previous period due to decreased master marketing fees, amortization of deferred selling cost, and model home expenses.
Commissions expenses decreased for the three and six months ended June 30, 2023 due to decreases in home sale revenues, partially offset by changes in our commission structure.

Other Homebuilding Operating Data
Net New Orders and Active Subdivisions:
Changes in the dollar value of net new orders are impacted by changes in the number of net new orders and the average selling price of those homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	Three Months Ended June 30,
	2023				2022				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate

	(Dollars in thousands)
West	1,341	$761,926	$568.2	3.20	857	$543,584	$634.3	2.45	56%	40%	(10)%	31%
Mountain	474	286,350	604.1	2.85	277	196,340	708.8	1.79	71%	46%	(15)%	59%
East	352	158,164	449.3	3.17	270	142,221	526.7	2.63	30%	11%	(15)%	21%
Total	2,167	$1,206,440	$556.7	3.10	1,404	$882,145	$628.3	2.31	54%	37%	(11)%	34%

	Six Months Ended June 30,
	2023				2022				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate

	(Dollars in thousands)
West	2,353	$1,337,435	$568.4	2.84	2,561	$1,574,372	$614.7	3.91	(8)%	(15)%	(8)%	(27)%
Mountain	884	528,139	597.4	2.66	1,197	799,482	667.9	3.76	(26)%	(34)%	(11)%	(29)%
East	697	313,257	449.4	3.12	797	399,780	501.6	3.73	(13)%	(22)%	(10)%	(17)%
Total	3,934	$2,178,831	$553.8	2.85	4,555	$2,773,634	$608.9	3.83	(14)%	(21)%	(9)%	(26)%
*Calculated as total net new orders (gross orders less cancellations) in period ÷ average active communities during period ÷ number of months in period.

				Average Active Subdivisions			Average Active Subdivisions
	Active Subdivisions			Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%	June 30,		%
	2023	2022	Change	2023	2022	Change	2023	2022	Change
West	142	122	16%	140	117	20%	138	109	27%
Mountain	56	51	10%	56	52	8%	55	53	4%
East	34	34	—%	37	34	9%	37	36	3%
Total	232	207	12%	233	203	15%	230	198	16%
For the three months ended June 30, 2023, the increase in the number of net new orders in each of our segments was the result of an increase in the monthly sales absorption pace. This was driven by a higher pace of gross orders (before cancellations) as well as a decrease in cancellations as a percentage of gross sales during the period. Gross orders in the prior year began to slow beginning in the second quarter due to the magnitude and speed of interest rate increases. The increase in net new orders in each of our segments was also partially due to an increase in average active subdivisions year-over-year.
For the six months ended June 30, 2023, the decrease in the number of net new orders in each of our segments was the result of a decrease in the monthly sales absorption pace. This was driven by a lower pace of gross orders (before cancellations) as well as an increase in cancellations as both a percentage of homes in beginning backlog to start the period and a percentage of gross sales during the period (“cancellation rates”). Gross orders in the prior year, specifically during the first quarter, benefited from historically strong demand, which began to soften in the second quarter of 2022 as noted above. See the "Cancellation Rate" section below for commentary on the increase in our cancellation rates. The decrease in net new orders in each of our segments was partially offset by an increase in average active subdivisions year-over-year.

For the three and six months ended June 30, 2023, the decrease in the average selling price in each of our segments was due to decreases in base pricing during the second half of 2022 in most communities and to a lesser extent increased incentives.
Cancellation Rate:

	Cancellations as a Percentage of Homes in Beginning Backlog
	Three Months Ended
	2023		2022
	June 30,	March 31,	June 30,	March 31,
West	19%	26%	10%	8%
Mountain	21%	25%	9%	8%
East	16%	24%	11%	9%
Total	19%	25%	10%	8%

	Cancellations as a Percentage of Gross Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
West	20%	35%	26%	24%
Mountain	23%	44%	27%	25%
East	16%	35%	18%	25%
Total	20%	37%	25%	24%
In light of our recent pivot to focus more on spec homes, we believe it is appropriate to view our cancellations as a product of both our beginning backlog as well as our gross sales during the period. Our cancellation rate as a percentage of homes in beginning backlog increased year-over-year in each of our segments, due to a decrease in beginning backlog to start the period. However, our cancellation rate as a percentage of gross sales decreased year-over-year during the three months ended June 30, 2023 as a result of improved demand as well as the impact the sharp increase in mortgage interest rates in the prior year period had on our homebuyers in backlog who where unable to lock their interest rate prior to these increases.

Backlog:

	June 30,
	2023			2022			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price

	(Dollars in thousands)
West	2,018	$1,163,697	$576.7	4,163	$2,438,184	$585.7	(52)%	(52)%	(2)%
Mountain	573	385,027	671.9	2,158	1,450,194	672.0	(73)%	(73)%	—%
East	457	214,658	469.7	1,105	549,721	497.5	(59)%	(61)%	(6)%
Total	3,048	$1,763,382	$578.5	7,426	$4,438,099	$597.6	(59)%	(60)%	(3)%
At June 30, 2023, we had 3,048 homes in backlog with a total value of $1.76 billion. This represented a 59% decrease in the number of homes in backlog and 60% decrease in the dollar value of those homes in backlog from June 30, 2022. The decrease in the number of homes in backlog was primarily a result of a decrease in the level of net new orders during the second half of 2022, which continued to a lesser degree into the first quarter of 2023, as well as a shift in consumer preference to quick move-in homes and our associated pivot to focus on more spec homes to supplement build-to-order construction activity. This was partially offset by an increase in cycle times year-over-year. The decrease in average selling price in each of our segments was driven by decreases in base pricing during the second half of 2022 in most communities and to a lesser extent increased incentives. Our ability to convert backlog into closings could be negatively impacted in future periods by ongoing inflation concerns, the Federal Reserve's quantitative tightening and the resulting impact on mortgage interest rates, consumer confidence, the current geopolitical environment and other factors, the extent to which is highly uncertain and depends on future developments.
Homes Completed or Under Construction (WIP lots):

	June 30,		%
	2023	2022	Change
Unsold:
Completed	184	46	300%
Under construction	1,971	607	225%
Total unsold started homes	2,155	653	230%
Sold homes under construction or completed	2,691	7,007	(62)%
Model homes under construction or completed	558	524	6%
Total homes completed or under construction	5,404	8,184	(34)%
The increase in total unsold started homes and decrease in sold homes under construction or completed is due to our recent pivot to focus more on spec homes.
Lots Owned and Optioned (including homes completed or under construction):

	June 30, 2023			June 30, 2022
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total	Total % Change
West	10,795	687	11,482	15,027	1,963	16,990	(32)%
Mountain	4,552	1,637	6,189	6,696	2,961	9,657	(36)%
East	3,197	1,441	4,638	4,111	2,372	6,483	(28)%
Total	18,544	3,765	22,309	25,834	7,296	33,130	(33)%
Our total owned and optioned lots at June 30, 2023 were 22,309, which represented a 33% decrease year-over-year. This decrease is a result of our intentional slowdown in land acquisition and approval activity in the second half of 2022 into the first quarter of 2023 due to the market uncertainty during those periods. We believe that our total lot supply is sufficient to meet our operating needs, consistent with our philosophy of maintaining a two to three year supply of land. See "Forward-Looking Statements" below.

Financial Services

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(Dollars in thousands)
Financial services revenues
Mortgage operations	$22,758	$22,077	$681	3%	$41,177	$39,678	$1,499	4%
Other	9,861	14,152	(4,291)	(30)%	20,928	25,682	(4,754)	(19)%
Total financial services revenues	$32,619	$36,229	$(3,610)	(10)%	$62,105	$65,360	$(3,255)	(5)%
Financial services pretax income
Mortgage operations	$13,852	$10,673	$3,179	30%	$23,578	$18,106	$5,472	30%
Other	7,140	8,019	(879)	(11)%	15,384	13,969	$1,415	10%
Total financial services pretax income	$20,992	$18,692	$2,300	12%	$38,962	$32,075	$6,887	21%

For the three months ended June 30, 2023, our financial services pretax income increased to $21.0 million compared to $18.7 million in the second quarter of 2022. The increase in financial services pretax income was driven by our mortgage operations due to a decrease in salary related expenses driven by lower headcount, an increase in capture rate and the allocation of revenue from our homebuilding business associated with our financing incentives. The decrease in other financial services was driven by our insurance operations which saw a decrease in revenue due to a decrease in homes closed, partially offset by an increase in interest income due to increases in both interest rates and our cash and short-term investments year-over-year.

For the six months ended June 30, 2023, our financial services pretax income increased to $39.0 million compared to $32.1 million in the prior year period. The increase in financial services pretax income was due to both our mortgage and other financial services operations. The main drivers of the increase in mortgage operations is consistent with the second quarter commentary discussed above. The increase in other financial services was driven by our insurance operations which saw an increase in interest income due to increases in both interest rates and our cash and short-term investments year-over-year, partially offset by a decrease in revenue due to a decrease in homes closed.

The following table sets forth information for our mortgage operations segment relating to mortgage loans originated and capture rate.

	Three Months Ended		% or Percentage	Six Months Ended		% or Percentage Change
	June 30,			June 30,
	2023	2022	Change	2023	2022

	(Dollars in thousands)
Total Originations (including transfer loans):
Loans	1,320	1,517	(13)%	2,541	2,831	(10)%
Principal	$596,887	$703,325	(15)%	$1,152,495	$1,309,125	(12)%
Capture Rate Data:
Capture rate as % of all homes delivered	66%	60%	6%	66%	59%	7%
Capture rate as % of all homes delivered (excludes cash sales)	71%	63%	8%	72%	63%	9%
Mortgage Loan Origination Product Mix:
FHA loans	24%	14%	10%	20%	13%	7%
Other government loans (VA & USDA)	20%	22%	(2)%	20%	21%	(1)%
Total government loans	44%	36%	8%	40%	34%	6%
Conventional loans	56%	64%	(8)%	60%	66%	(6)%
	100%	100%	—%	100%	100%	—%
Loan Type:
Fixed rate	100%	97%	3%	100%	98%	2%
ARM	—%	3%	(3)%	—%	2%	(2)%
Credit Quality:
Average FICO Score	739	744	(1)%	739	743	(1)%
Other Data:	`	`
Average Combined LTV ratio	83%	81%	2%	83%	82%	1%
Full documentation loans	100%	100%	—%	100%	100%	—%
Loans Sold to Third Parties:
Loans	1,335	1,502	(11)%	2,689	3,029	(11)%
Principal	$605,740	$700,058	(13)%	$1,226,069	$1,391,416	(12)%
Income Taxes
Our overall effective income tax rates were 17.3% and 21.5% for the three and six months ended June 30, 2023 and 26.8% and 26.7% for the three and six months ended June 30, 2022. The rates for the three and six months ended June 30, 2023 resulted in income tax expense of $19.6 million and $47.8 million, respectively, compared to the income tax expense of $69.4 million and $122.9 million for the three and six months ended June 30, 2022, respectively. The year-over-year decrease in the effective tax rate for the three and six months ended June 30, 2023, was primarily due to energy tax credits used in 2023 that had not been extended into 2022 by June 30, 2022, and an increase in the windfall on non-qualifying stock options exercised and lapsed restricted stock during the periods.

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
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of June 30, 2023, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, payments due on our Mortgage Repurchase Facility, purchase obligations related to expected acquisition of land under purchase agreements and land development agreements (many of which are secured by letters of credit or surety bonds) and operating leases. Other material cash requirements include land acquisition and development costs not yet contracted for, home construction costs, operating expenses, including our selling, general and administrative expenses, investments and funding of capital improvements and dividend payments.
At June 30, 2023, we had outstanding senior notes with varying maturities totaling an aggregate principal amount of $1.50 billion, with none payable within 12 months. Future interest payments associated with the notes total $1.29 billion, with $64.2 million payable within 12 months. As of June 30, 2023, we had $27.5 million of required operating lease future minimum payments.
At June 30, 2023, we had deposits of $22.6 million in the form of cash and $3.2 million in the form of letters of credit that secured option contracts to purchase 3,765 lots for a total estimated purchase price of $409.8 million.
At June 30, 2023, we had outstanding surety bonds and letters of credit totaling $333.0 million and $108.1 million, respectively, including $61.4 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $150.7 million and $69.4 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit. We have made no material guarantees with respect to third-party obligations.
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
The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of June 30, 2023.
We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At June 30, 2023 and December 31, 2022, there were $46.7 million and $48.3 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. At June 30, 2023 and December 31, 2022, we had $10.0 million and $10.0 million, respectively, outstanding under the Revolving Credit Facility. As of June 30, 2023, availability under the Revolving Credit Facility was approximately $1.14 billion.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The Mortgage Repurchase Facility was amended on May 20, 2021, December 21, 2021, May 19, 2022 and May 18, 2023 to adjust the commitments to purchase for specific time periods. The total capacity of the facility at June 30, 2023 was $125 million. The May 18, 2023 amendment extended the termination date of the Repurchase Agreement to May 16, 2024.

At June 30, 2023 and December 31, 2022, HomeAmerican had $123.2 million and $175.8 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Pricing under the Mortgage Repurchase Facility is based on the SOFR.
The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of June 30, 2023.
Dividends
During the three months ended June 30, 2023 and 2022, we paid cash dividends of $0.50 per share. During the six months ended June 30, 2023 and 2022, we paid cash dividends of $1.00 per share.
MDC Common Stock Repurchase Program
At June 30, 2023, we were authorized to repurchase up to 4.0 million shares of our common stock. We did not repurchase any shares of our common stock during the three months ended June 30, 2023.

Consolidated Cash Flow
During the six months ended June 30, 2023, net cash provided by operating activities was $651.9 million compared with net cash provided by operating activities of $171.1 million in the prior year period. During the six months ended June 30, 2023 and 2022, one of the most significant sources of cash provided by operating activities was net income of $174.2 million and $338.0 million, respectively. Another significant source of cash provided by operating activities during the six months ended June 30, 2023 and 2022 was cash provided by the decrease in land and land under development of $364.1 million and $109.4 million, respectively. This decrease was the result of home starts outnumbering lot acquisitions during the respective periods. During the six months ended June 30, 2023 and 2022, cash used by housing completed or under construction was $13.6 million and $468.3 million, respectively. This decrease in cash used in the current year period as compared to the prior year period was due to the increase in homes in inventory being less significant during the six months ended June 30, 2023 than the increase in homes in inventory during the same period in the prior year. Cash provided to decrease trade and other receivables for the six months ended June 30, 2023 was $57.2 million compared to cash used to increase trade and other receivables for the six months ended June 30, 2022 of $22.3 million. This change was due to a year-over-year decrease in home deliveries during the six months ended June 30, 2023. Cash used by the change in accounts payable and accrued liabilities for the six months ended June 30, 2023 was $27.9 million compared to cash provided of $70.2 million for the six months ended June 30, 2022. The change in accounts payable and accrued liabilities were due to decreased construction spend during the six months ended June 30, 2023 as a result of the year-over-year decrease in home deliveries and homes in inventory.
During the six months ended June 30, 2023 and 2022, net cash used in investing activities was $107.0 million and $13.7 million, respectively. The increase in net cash used in investing activities was driven by $665.5 million of cash used in the purchase of marketable securities during the six months ended June 30, 2023. This was partially offset by cash provided by the maturities of marketable securities of $569.0 million during the six months ended June 30, 2023.
During the six months ended June 30, 2023 and 2022, net cash used in financing activities was $106.1 million and $164.6 million respectively. The primary driver of this decrease in net cash provided by financing activities was the increase in cash provided on the issuance of shares under stock based compensation programs. The six months ended June 30, 2023 saw cash provided of $19.6 million compared to cash used of $12.7 million for the six months ended June 30, 2023 resulting from an increase in cash received from the exercise of stock options driven by an increase in the number of stock options exercised year-over-year.

OTHER
Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q, as well as statements made by us in periodic press releases, oral statements made by our officials in the course of presentations about the Company and conference calls in connection with quarterly earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operations, cash flows, strategies and prospects. These forward-looking statements may be identified by terminology such as “likely,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be considered. Additionally, information about issues that could lead to material changes in performance and risk factors that have the potential to affect us are contained under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and Item 1A of Part II of this Quarterly Report on Form 10-Q.
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
As of June 30, 2023, our cash and cash equivalents included commercial bank deposits and money market funds and our marketable securities included U.S. government treasury securities with original maturities upon acquisition of less than six months.
We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments, marketable securities and debt. Financial instruments utilized in the normal course of business by HomeAmerican include forward sales of mortgage-backed securities, which are commitments to sell a specified financial instrument at a specified future date for a specified price, mandatory delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price within a specified time period, and best-effort delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price subject to the underlying mortgage loans being funded and closed. Such contracts are the only significant financial and derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process for which an interest rate lock commitment had been made to a borrower that had not closed at June 30, 2023 had an aggregate principal balance of $255.4 million, of which $253.7 million had not yet been committed to a mortgage purchaser. In addition, HomeAmerican had mortgage loans held-for-sale with an aggregate principal balance of $156.8 million at June 30, 2023, of which $108.6 million had not yet been committed to a mortgage purchaser. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale that had not yet been committed to a mortgage purchaser, HomeAmerican had forward sales of securities totaling $303.5 million and $323.0 million at June 30, 2023 and December 31, 2022, respectively.

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
(b)Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.     Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors that appeared under Item 1A. Risk Factors in the Company’s 2022 Annual Report on Form 10-K. Except as set forth below, there have been no material changes from the risk factors included within the Company’s 2022 Annual Report on Form 10-K.

Financial industry turmoil could materially and adversely affect our liquidity and consolidated financial statements.
The banking industry has experienced certain bank failures and other turmoil in 2023. The failure of other banks or financial institutions, if it occurs, could have a material adverse effect on our liquidity or consolidated financial statements if we have placed cash or other deposits at such banks or financial institutions, or if such banks or financial institutions, or any substitute or additional banks or financial institutions, participate in our Revolving Credit Facility. Under our Revolving Credit Facility, non-defaulting lenders are not obligated to cover or acquire a defaulting lender’s respective commitment to fund loans or to issue letters of credit and may be unwilling to issue additional letters of credit if we do not enter into arrangements to address the risk with respect to the defaulting lender (which may include cash collateral). If the non-defaulting lenders are unable or unwilling to cover or acquire a defaulting lender’s respective commitment, we may not be able to access the Revolving Credit Facility’s full borrowing or letter of credit capacity to support our business needs. In addition, if a buyer under our Mortgage Repurchase Facility, which is used to fund mortgage originations, fails or is unable or unwilling to fulfill its obligations, HomeAmerican may be limited in its ability to provide mortgage loans to our homebuyers, which may prevent them from closing on their homes at the time expected or at all.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchase of common stock during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number of Shares that may yet be Purchased under the Plan or Program (2)
April 1 to April 30, 2023	—	N/A	—	4,000,000
May 1 to May 31, 2023	—	N/A	—	4,000,000
June 1 to June 30, 2023	—	N/A	—	4,000,000
(1) Represents shares of common stock withheld by us to cover withholding taxes due upon the vesting of restricted stock award shares, at the election of certain holders of nonvested shares, with market value approximating the amount of withholding taxes due.
(2) We are authorized to repurchase up to 4,000,000 shares of our common stock. There were no shares of MDC common stock repurchased under this repurchase program during the three month period ended June 30, 2023.

Item 5.        Other Information

During the second quarter of 2023, there were four officers as defined in § 240.16a–1(f) that entered into irrevocable tax withholding elections intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The elections provide that shares of stock subject to awards (restricted stock awards or performance share unit awards) that vest in calendar year 2024 will be withheld by the Company in an amount to satisfy minimum statutory tax withholding obligations.

The officers who adopted the instructions were Larry A. Mizel, Executive Chairman, David D. Mandarich, Chief Executive Officer, Robert N. Martin, Chief Financial Officer, and Michael L. Kaplan, Chief Legal Officer. The elections were made on May 4th, 2023 for Mr. Mizel, May 3rd, 2023 for Mr. Mandarich and May 8th, 2023 for Mr. Martin and Mr. Kaplan.
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
10.4
Tenth Amendment to Amended and Restated Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of May 18, 2023 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 19, 2023). *

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
101
The following financial statements, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2023 and 2022, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022; and (v) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________________
*Incorporated by reference.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M.D.C. HOLDINGS, INC.
(Registrant)

Date: July 27, 2023	By: /s/ Robert N. Martin
Robert N. Martin Senior Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

Date: July 27, 2023	By: /s/ Derek R. Kimmerle
Derek R. Kimmerle
Vice President, Controller and Chief Accounting Officer (principal accounting officer and duly authorized officer)