Form 10-Q
period 2023-09-30
M.D.C. HOLDINGS, INC.
filed 2023-10-26
CIK 773141

20City

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of October 23, 2023, 74,661,479 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTER ENDED September 30, 2023

(i)

PART I. FINANCIAL INFORMATION
Item 1.    Unaudited Consolidated Financial Statements
M.D.C. HOLDINGS, INC.
Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
	(unaudited)
	(Dollars in thousands, except share and per share amounts)
ASSETS
Homebuilding:
Cash and cash equivalents	$1,207,532	$696,075
Restricted cash	4,300	3,143
Marketable securities	346,351	443,712
Trade and other receivables	81,305	116,364
Inventories:
Housing completed or under construction	1,921,134	1,722,061
Land and land under development	1,315,196	1,793,718
Total inventories	3,236,330	3,515,779
Property and equipment, net	62,403	63,730
Deferred tax asset, net	46,615	49,252
Prepaids and other assets	70,791	70,007
Total homebuilding assets	5,055,627	4,958,062
Financial Services:
Cash and cash equivalents	150,457	17,877
Marketable securities	79,166	117,388
Mortgage loans held-for-sale, net	164,254	229,513
Other assets	38,499	40,432
Total financial services assets	432,376	405,210
Total Assets	$5,488,003	$5,363,272
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$135,265	$109,218
Accrued and other liabilities	312,882	383,406
Revolving credit facility	10,000	10,000
Senior notes, net	1,483,193	1,482,576
Total homebuilding liabilities	1,941,340	1,985,200
Financial Services:
Accounts payable and accrued liabilities	108,650	110,536
Mortgage repurchase facility	145,470	175,752
Total financial services liabilities	254,120	286,288
Total Liabilities	2,195,460	2,271,488
Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized; 74,662,468 and 72,585,596 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	747	726
Additional paid-in-capital	1,817,494	1,784,173
Retained earnings	1,474,211	1,306,885
Accumulated other comprehensive income	91	—
Total Stockholders' Equity	3,292,543	3,091,784
Total Liabilities and Stockholders' Equity	$5,488,003	$5,363,272
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(Dollars in thousands, except share and per share amounts)
Homebuilding:
Home sale revenues	$1,087,050	$1,407,642	$3,210,536	$4,098,985
Home cost of sales	(872,624)	(1,059,996)	(2,622,362)	(3,043,390)
Inventory impairments	(6,200)	(28,415)	(27,500)	(29,075)
Total cost of sales	(878,824)	(1,088,411)	(2,649,862)	(3,072,465)
Gross profit	208,226	319,231	560,674	1,026,520
Selling, general and administrative expenses	(101,311)	(141,435)	(303,032)	(404,598)
Interest and other income	20,414	2,220	51,812	3,797
Other income (expense)	55	(11,800)	987	(28,733)
Homebuilding pretax income	127,384	168,216	310,441	596,986

Financial Services:
Revenues	23,769	34,101	85,874	99,461
Expenses	(15,494)	(18,704)	(46,231)	(54,440)
Other income, net	4,148	2,176	11,742	4,627
Financial services pretax income	12,423	17,573	51,385	49,648

Income before income taxes	139,807	185,789	361,826	646,634
Provision for income taxes	(32,502)	(41,389)	(80,328)	(164,271)
Net income	$107,305	$144,400	$281,498	$482,363

Other comprehensive income net of tax:
Unrealized gain related to available-for-sale debt securities	$1	$—	$91	$—
Other comprehensive income	1	—	91	—
Comprehensive income	$107,306	$144,400	$281,589	$482,363

Earnings per share:
Basic	$1.44	$2.03	$3.82	$6.78
Diluted	$1.40	$1.98	$3.73	$6.59

Weighted average common shares outstanding:
Basic	74,198,016	70,880,405	73,265,878	70,829,761
Diluted	76,253,178	72,729,453	75,106,356	72,892,635

Dividends declared per share	$0.55	$0.50	$1.55	$1.50
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except share amounts)

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 31, 2022	72,585,596	$726	$1,784,173	$1,306,885	$—	$3,091,784
Net income	—	—	—	80,700	—	80,700
Other comprehensive income (loss)	—	—	—	—	323	323
Shares issued under stock-based compensation programs, net	503,022	5	(11,745)	—	—	(11,740)
Cash dividends declared	—	—	—	(36,543)	—	(36,543)
Stock-based compensation expense	—	—	5,597	—	—	5,597
Forfeiture of restricted stock	(1,283)	—	—	—	—	—
Balance at March 31, 2023	73,087,335	$731	$1,778,025	$1,351,042	$323	$3,130,121
Net Income	—	—	—	93,493	—	93,493
Other comprehensive income (loss)	—	—	—	—	(233)	(233)
Shares issued under stock-based compensation programs, net	1,459,256	14	31,318	—	—	31,332
Cash dividends declared	—	—	—	(36,566)	—	(36,566)
Stock-based compensation expense	—	—	2,956	—	—	2,956
Forfeiture of restricted stock	(2,370)	—	—	—	—	—
Balance at June 30, 2023	74,544,221	$745	$1,812,299	$1,407,969	$90	$3,221,103
Net Income	—	—	—	107,305	—	107,305
Other comprehensive income (loss)	—	—	—	—	1	1
Shares issued under stock-based compensation programs, net	118,247	2	1,218		—	1,220
Cash dividends declared	—	—	—	(41,063)	—	(41,063)
Stock-based compensation expense	—	—	3,977	—	—	3,977
Balance at September 30, 2023	74,662,468	$747	$1,817,494	$1,474,211	$91	$3,292,543

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 31, 2021	70,668,093	$707	$1,709,276	$887,163	$—	$2,597,146
Net income	—	—	—	148,421	—	148,421
Shares issued under stock-based compensation programs, net	498,921	5	(12,633)	—	—	(12,628)
Cash dividends declared	—	—	—	(35,583)	—	(35,583)
Stock-based compensation expense	—	—	13,726	—	—	13,726
Forfeiture of restricted stock	(4,769)	—	—	—	—	—
Balance at March 31, 2022	71,162,245	$712	$1,710,369	$1,000,001	$—	$2,711,082
Net Income	—	—	—	189,542	—	189,542
Shares issued under stock-based compensation programs, net	(1,573)	—	(58)	—	—	(58)
Cash dividends declared	—	—	—	(35,580)	—	(35,580)
Stock-based compensation expense	—	—	9,331	—	—	9,331
Forfeiture of restricted stock	(2,797)	—	—	—	—	—
Balance at June 30, 2022	71,157,875	$712	$1,719,642	$1,153,963	$—	$2,874,317

Net Income	—	—	—	144,400	—	144,400
Shares issued under stock-based compensation programs, net	101,269	1	1,140		—	1,141
Cash dividends declared	—	—	—	(35,622)	—	(35,622)
Stock-based compensation expense	—	—	24,968	—	—	24,968
Forfeiture of restricted stock	(5,001)	—	—	—	—	—
Balance at September 30, 2022	71,254,143	$713	$1,745,750	$1,262,741	$—	$3,009,204
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2023	2022

	(Dollars in thousands)
Operating Activities:
Net income	$281,498	$482,363
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	14,358	50,348
Depreciation and amortization	17,870	20,663
Inventory impairments	27,500	29,075
Project abandonment costs	(963)	28,758
Amortization of discount of marketable debt securities	(24,864)	(1,082)
Deferred income tax benefit (expense)	2,608	(4,180)
Net changes in assets and liabilities:
Trade and other receivables	44,979	(19,321)
Mortgage loans held-for-sale, net	65,259	91,696
Housing completed or under construction	(202,912)	(319,083)
Land and land under development	456,441	(19,740)
Prepaids and other assets	(3,097)	(8,050)
Accounts payable and accrued and other liabilities	(55,528)	12,506
Net cash provided by operating activities	623,149	343,953

Investing Activities:
Purchases of marketable securities	(1,088,433)	(291,126)
Maturities of marketable securities	1,249,000	—
Purchases of property and equipment	(14,880)	(21,429)
Net cash provided by (used in) investing activities	145,687	(312,555)

Financing Activities:
Payments on mortgage repurchase facility, net	(30,282)	(60,086)
Dividend payments	(114,172)	(106,785)
Issuance of shares under stock-based compensation programs, net	20,812	(11,545)
Net cash used in financing activities	(123,642)	(178,416)

Net increase (decrease) in cash, cash equivalents and restricted cash	645,194	(147,018)
Cash, cash equivalents and restricted cash:
Beginning of period	717,095	603,459
End of period	$1,362,289	$456,441

Reconciliation of cash, cash equivalents and restricted cash:
Homebuilding:
Cash and cash equivalents	$1,207,532	$417,298
Restricted cash	4,300	4,657
Financial Services:
Cash and cash equivalents	150,457	34,486
Total cash, cash equivalents and restricted cash	$1,362,289	$456,441
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

1.    Basis of Presentation
The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. ("MDC," “the Company," “we,” “us,” or “our,” which refer to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at September 30, 2023 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
The following table summarizes revenues for our homebuilding and financial services operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(Dollars in thousands)
Homebuilding
West	$651,472	$772,356	$1,845,964	$2,267,946
Mountain	284,142	424,397	931,367	1,196,526
East	151,436	210,889	433,205	634,513
Total homebuilding revenues	$1,087,050	$1,407,642	$3,210,536	$4,098,985

Financial Services
Mortgage operations	$12,098	$16,933	$53,275	$56,611
Other	11,671	17,168	32,599	42,850
Total financial services revenues	$23,769	$34,101	$85,874	$99,461

The following table summarizes pretax income (loss) for our homebuilding and financial services operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(Dollars in thousands)
Homebuilding
West	$60,792	$105,680	$133,631	$384,714
Mountain	38,211	68,106	107,923	197,747
East	15,891	28,245	45,349	94,046
Corporate	12,490	(33,815)	23,538	(79,521)
Total homebuilding pretax income	$127,384	$168,216	$310,441	$596,986
Financial Services
Mortgage operations	$3,098	$5,676	$26,676	$23,782
Other	9,325	11,897	24,709	25,866
Total financial services pretax income	$12,423	$17,573	$51,385	$49,648

Total pretax income	$139,807	$185,789	$361,826	$646,634
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

	September 30, 2023	December 31, 2022

	(Dollars in thousands)
Homebuilding assets
West	$2,083,054	$2,275,144
Mountain	854,877	1,005,622
East	460,413	427,926
Corporate	1,657,283	1,249,370
Total homebuilding assets	$5,055,627	$4,958,062
Financial services assets
Mortgage operations	$203,872	$267,309
Other	228,504	137,901
Total financial services assets	$432,376	$405,210

Total assets	$5,488,003	$5,363,272

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(Dollars in thousands, except per share amounts)
Numerator
Net income	$107,305	$144,400	$281,498	$482,363
Less: distributed earnings allocated to participating securities	(248)	(180)	(651)	(535)
Less: undistributed earnings allocated to participating securities	(378)	(522)	(895)	(1,784)
Net income attributable to common stockholders (numerator for basic earnings per share)	106,679	143,698	279,952	480,044
Add back: undistributed earnings allocated to participating securities	378	522	895	1,784
Less: undistributed earnings reallocated to participating securities	(372)	(513)	(878)	(1,745)
Numerator for diluted earnings per share under two-class method	$106,685	$143,707	$279,969	$480,083

Denominator
Weighted-average common shares outstanding	74,198,016	70,880,405	73,265,878	70,829,761
Add: dilutive effect of stock options	1,249,797	1,189,243	1,426,970	1,573,814
Add: dilutive effect of contingently issuable equity awards	805,365	659,805	413,508	489,060
Denominator for diluted earnings per share under two-class method	76,253,178	72,729,453	75,106,356	72,892,635

Basic Earnings Per Common Share	$1.44	$2.03	$3.82	$6.78
Diluted Earnings Per Common Share	$1.40	$1.98	$3.73	$6.59
Diluted EPS for both the three and nine months ended September 30, 2023 excluded options to purchase 15,000 shares of common stock, because the effect of their inclusion would be anti-dilutive. There were excluded options to purchase 1,861,534 shares of common stock because the effect of their inclusion would be anti-dilutive for both the three and nine months ended September 30, 2022.

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
The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis, except those for which the carrying values approximate fair values:

		Fair Value
Financial Instrument	Hierarchy	September 30, 2023	December 31, 2022

		(Dollars in thousands)
Marketable securities
Debt securities (available-for-sale)	Level 1	$425,517	$561,100

Mortgage loans held-for-sale, net	Level 2	$164,254	$229,513

Derivative and financial instruments, net (Note 17)
Interest rate lock commitments	Level 2	$(1,265)	$(1,678)
Forward sales of mortgage-backed securities	Level 2	$5,452	$(5,269)
Mandatory delivery forward loan sale commitments	Level 2	$(61)	$791
Best-effort delivery forward loan sale commitments	Level 2	$48	$1,976
The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of September 30, 2023 and December 31, 2022.
Debt securities. Our debt securities consist of U.S. government treasury securities with original maturities upon acquisition of less than six months and are treated as available-for-sale investments and, as such, are recorded at fair value with all changes in fair value initially recorded through other comprehensive income. Debt securities are reviewed on a regular basis for impairment. There were no impairments recorded during both the three and nine months ended September 30, 2023 and 2022.
The estimated fair value, gross unrealized holding gains, gross unrealized holding losses and amortized cost for debt securities by major classification are as follows:

	September 30, 2023				December 31, 2022
	(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government	$425,397	$120	$—	$425,517	$561,100	$—	$—	$561,100
Total Debt Securities	$425,397	$120	$—	$425,517	$561,100	$—	$—	$561,100
Mortgage loans held-for-sale, net.  Our mortgage loans held-for-sale, which are measured at fair value on a recurring basis, include (1) mortgage loans held-for-sale that are under commitments to sell and (2) mortgage loans held-for-sale that are not under commitments to sell. At September 30, 2023 and December 31, 2022, we had $54.7 million and $142.9 million, respectively, of mortgage loans held-for-sale at fair value under commitments to sell. The fair value for those loans was based on quoted market prices for those mortgage loans, which are Level 2 fair value inputs. At September 30, 2023 and December 31, 2022, we had $109.5 million and $86.6 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input.
Gains (losses) on mortgage loans, net, are included as a component of revenues in the financial services section of our consolidated statements of operations and comprehensive income. For the three and nine months ended September 30, 2023, we recorded losses on mortgage loans held-for-sale, net of $2.3 million and $7.9 million, respectively, compared to losses of $4.3 million and $13.6 million for the same periods in the prior year.
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

	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in thousands)
$300 million 3.850% Senior Notes due January 2030, net	$298,141	$250,922	$297,949	$246,236
$350 million 2.500% Senior Notes due January 2031, net	347,633	261,309	347,413	255,374
$500 million 6.000% Senior Notes due January 2043, net	491,292	415,994	491,120	414,017
$350 million 3.966% Senior Notes due August 2061, net	346,127	193,774	346,094	204,014
Total	$1,483,193	$1,121,999	$1,482,576	$1,119,641

6.    Inventories
The following table sets forth, by reportable segment, information relating to our homebuilding inventories:

	September 30, 2023	December 31, 2022

	(Dollars in thousands)
Housing completed or under construction:
West	$1,191,600	$1,026,880
Mountain	464,534	511,092
East	265,000	184,089
Subtotal	1,921,134	1,722,061
Land and land under development:
West	793,379	1,145,119
Mountain	356,655	433,893
East	165,162	214,706
Subtotal	1,315,196	1,793,718
Total inventories	$3,236,330	$3,515,779
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
Inventory impairments recognized by segment for the three and nine months ended September 30, 2023 and 2022 are shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)		(Dollars in thousands)
Housing Completed or Under Construction:
West	$1,106	$2,538	$2,893	$3,198
Mountain	700	—	1,364	—
East	—	—	—	—
Subtotal	1,806	2,538	4,257	3,198
Land and Land Under Development:
West	2,994	23,362	14,707	23,362
Mountain	1,400	2,515	8,536	2,515
East	—	—	—	—
Subtotal	4,394	25,877	23,243	25,877
Total Inventory Impairments	$6,200	$28,415	$27,500	$29,075
The table below provides quantitative data, for the periods presented, where applicable, used in determining the fair value of the impaired inventory.

	Impairment Data			Quantitative Data
Three Months Ended	Number of Subdivisions Impaired	Inventory Impairments	Fair Value of Inventory After Impairments	Discount Rate
	(Dollars in thousands)
September 30, 2023	2	$6,200	$17,116	15%	—	18%
June 30, 2023	1	13,500	17,886	18%
March 31, 2023	1	7,800	13,016	18%
Total		$27,500

September 30, 2022	9	$28,415	$44,615	15%	—	18%
March 31, 2022	1	660	1,728		N/A
Total		$29,075

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(Dollars in thousands)
Homebuilding interest incurred	$17,482	$17,391	$52,386	$52,031
Less: Interest capitalized	(17,482)	(17,391)	(52,386)	(52,031)
Homebuilding interest expensed	$—	$—	$—	$—

Interest capitalized, beginning of period	$61,953	$62,169	$59,921	$58,054
Plus: Interest capitalized during period	17,482	17,391	52,386	52,031
Less: Previously capitalized interest included in home cost of sales	(14,007)	(15,977)	(46,879)	(46,502)
Interest capitalized, end of period	$65,428	$63,583	$65,428	$63,583

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
Operating lease expense is included as a component of selling, general and administrative expenses in the homebuilding section and expenses in the financial services section of our consolidated statements of operations and comprehensive income. Components of operating lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(Dollars in thousands)
Operating lease cost [1]	$2,011	$2,180	$6,387	$6,418
Less: Sublease income	(148)	(141)	(440)	(366)
Net lease cost	$1,863	$2,039	$5,947	$6,052
1Includes variable lease costs, which are immaterial.
Supplemental cash flow information related to leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,955	$2,038	$6,251	$6,059
Leased assets obtained in exchange for new operating lease liabilities	$1,344	$1,689	$3,238	$5,984
Weighted-average remaining lease term and discount rate for operating leases were as follows:

	September 30, 2023	September 30, 2022
Weighted-average remaining lease term (in years)	3.5	4.3
Weighted-average discount rate	5.5%	5.5%

Maturities of operating lease liabilities were as follows:

Year Ended December 31,
(Dollars in thousands)
2023 (excluding the nine months ended September 30, 2023)	$1,358
2024	8,240
2025	8,168
2026	6,923
2027	1,722
Thereafter	938
Total operating lease payments	$27,349
Less: Effects of discounting	2,514
Present value of operating lease liabilities [1]	$24,835
_______________________________________________________________

1Homebuilding and financial services operating lease liabilities of $24.6 million and $0.2 million, respectively, are included as a component of accrued and other liabilities and accounts payable and accrued liabilities, respectively, in the homebuilding and financial services sections of our consolidated balance sheet at September 30, 2023.
9.    Homebuilding Prepaids and Other Assets
The following table sets forth the components of homebuilding prepaids and other assets:

	September 30, 2023	December 31, 2022

	(Dollars in thousands)
Land option deposits	$23,831	$19,539
Operating lease right-of-use asset (Note 8)	23,453	25,636
Prepaids	13,128	13,333
Goodwill	6,008	6,008
Deferred debt issuance costs on revolving credit facility, net	3,816	5,241
Other	555	250
Total prepaids and other assets	$70,791	$70,007

10.    Homebuilding Accrued and Other Liabilities and Financial Services Accounts Payable and Accrued Liabilities
The following table sets forth information relating to homebuilding accrued and other liabilities:

	September 30, 2023	December 31, 2022

	(Dollars in thousands)
Accrued compensation and related expenses	$76,219	$100,653
Customer and escrow deposits	51,181	42,296
Warranty accrual (Note 11)	45,592	46,857
Lease liability (Note 8)	24,625	26,574
Land development and home construction accruals	18,192	20,028
Accrued interest	14,889	30,934
Income taxes payable	—	23,880
Construction defect claim reserves (Note 12)	10,387	10,466
Retentions payable	16,730	21,519
Other accrued liabilities	55,067	60,199
Total accrued and other liabilities	$312,882	$383,406
A reclassification was made to our prior period financial information, where $21.5 million was reclassed from other accrued liabilities to retentions payable to conform to the current year presentation.
The following table sets forth information relating to financial services accounts payable and accrued liabilities:

	September 30, 2023	December 31, 2022

	(Dollars in thousands)
Insurance reserves (Note 12)	$86,072	$84,108
Accounts payable and other accrued liabilities	22,578	26,428
Total accounts payable and accrued liabilities	$108,650	$110,536

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
The table set forth below summarizes accrual, adjustment and payment activity related to our warranty accrual for the three and nine months ended September 30, 2023 and 2022. The warranty accrual during the three and nine months ended September 30, 2023 decreased due to a decrease in home closings year-over-year. The warranty accrual during the nine months ended September 30, 2022 included a $3.0 million adjustment to increase our warranty accrual. This adjustment was due to higher general warranty related expenditures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(Dollars in thousands)
Balance at beginning of period	$47,209	$42,711	$46,857	$37,491
Expense provisions	5,629	6,856	17,566	19,475
Cash payments	(7,246)	(4,929)	(18,831)	(14,768)
Adjustments	—	523	—	2,963
Balance at end of period	$45,592	$45,161	$45,592	$45,161

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
The table set forth below summarizes our insurance and construction defect claim reserves activity for the three and nine months ended September 30, 2023 and 2022. These reserves are included as a component of accounts payable and accrued liabilities and accrued and other liabilities in the financial services and homebuilding sections, respectively, of the consolidated balance sheets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(Dollars in thousands)
Balance at beginning of period	$95,125	$87,924	$94,574	$82,187
Expense provisions	4,024	4,879	11,913	14,331
Cash payments, net of recoveries	(2,690)	(1,363)	(10,028)	(5,078)
Balance at end of period	$96,459	$91,440	$96,459	$91,440
In the ordinary course of business, we make payments from our insurance and construction defect claim reserves to settle litigation claims arising from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of what future cash payments will be for subsequent periods.
13.    Income Taxes

Our overall effective income tax rates were 23.2% and 22.2% for the three and nine months ended September 30, 2023 and 22.3% and 25.4% for the three and nine months ended September 30, 2022. The rates for the three and nine months ended September 30, 2023 resulted in income tax expense of $32.5 million and $80.3 million, respectively, compared to the income tax expense of $41.4 million and $164.3 million for the three and nine months ended September 30, 2022, respectively. The year-over-year increase in the effective tax rate for the three months ended September 30, 2023, was due to a decrease in energy tax credits in 2023. During the three months ended September 30, 2022, the Inflation Reduction Act retroactively extended the energy tax credit for the period January 1, 2022 through December 31, 2022 during the quarter. The year-over-year decrease in the effective rate for the nine months ended September 30, 2023, was primarily related to a decrease in non-deductible executive compensation and an increase in the windfall on non-qualifying stock options exercised and lapsed restricted stock during the period.

14.    Senior Notes
The carrying values of our senior notes as of September 30, 2023 and December 31, 2022, net of any unamortized debt issuance costs or discount, were as follows:

	September 30, 2023	December 31, 2022

	(Dollars in thousands)
3.850% Senior Notes due January 2030, net	$298,141	$297,949
2.500% Senior Notes due January 2031, net	347,633	347,413
6.000% Senior Notes due January 2043, net	491,292	491,120
3.966% Senior Notes due August 2061, net	346,127	346,094
Total	$1,483,193	$1,482,576
Our senior notes are not secured and, while the senior note indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries.
15.    Stock-Based Compensation
The following table sets forth share-based award expense activity for the three and nine months ended September 30, 2023 and 2022, which is included as a component of selling, general and administrative expenses and expenses in the homebuilding and financial services sections, respectively, of our consolidated statements of operations and comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(Dollars in thousands)
Stock option grants expense	$—	$16,914	$202	$18,094
Restricted stock awards expense	2,293	1,364	8,818	5,992
Performance share units expense	1,780	7,277	5,338	26,262
Total stock-based compensation	$4,073	$25,555	$14,358	$50,348
Additional detail on the performance share units ("PSUs") expense is included below:
2020 PSU Grants. The 2020 PSU awards vested on February 3, 2023. For the three and nine months ended September 30, 2022, the Company recorded share-based award expense of $2.5 million and $7.4 million, respectively, related to these awards.
2021 PSU Grants. As of September 30, 2023, the Company recorded share-based award expense related to the awards of $1.8 million and $5.3 million for the three and nine months ended September 30, 2023, respectively, based on its assessment of the probability for achievement of the performance targets. For the three and nine months ended September 30, 2022, the Company recorded share-based award expense of $4.8 million and $18.9 million, respectively, related to these awards.

16.    Commitments and Contingencies
Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At September 30, 2023, we had outstanding surety bonds and letters of credit totaling $331.7 million and $109.1 million, respectively, including $62.1 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $156.7 million and $47.1 million, respectively. All letters of credit as of September 30, 2023, excluding those issued by HomeAmerican, were issued under our unsecured revolving credit facility (see Note 18 for further discussion of the revolving credit facility). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.
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
Lot Option Contracts. In the ordinary course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allow us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, and minimizes the amount of land inventories on our consolidated balance sheets. In certain cases, these contracts will be settled shortly following the end of the period. Our obligation with respect to Option Contracts is generally limited to forfeiture of the related deposits. At September 30, 2023, we had cash deposits, capitalized costs and letters of credit totaling $22.6 million, $3.9 million and $7.2 million, respectively, at risk associated with options to purchase 4,587 lots.

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
The following table sets forth the notional amounts and fair value measurement of our derivative and financial instruments at September 30, 2023 and December 31, 2022:

	September 30, 2023				December 31, 2022

	Notional Value	Derivative Assets	Derivative Liabilities	Derivatives, Net	Notional Value	Derivative Assets	Derivative Liabilities	Derivatives, Net
	(Dollars in thousands)				(Dollars in thousands)
Interest rate lock commitments	$274,211	$1,485	$2,750	$(1,265)	$394,004	$1,566	$3,244	$(1,678)
Forward sales of mortgage-backed securities	366,000	5,452	—	5,452	323,000	580	5,849	(5,269)
Mandatory delivery forward loan sale commitments	50,597	229	290	(61)	105,060	794	3	791
Best-effort delivery forward loan sale commitments	5,870	49	1	48	139,972	2,161	185	1,976
For the three and nine months ended September 30, 2023, we recorded net gains on these derivative and financial instruments measured on a recurring basis of $4.1 million and $5.6 million, respectively, in revenues in the financial services section of our consolidated statements of operations and comprehensive income, compared to net gains of $7.3 million and $44.6 million for the same periods in 2022. There are no credit-risk-related contingent features within our derivative agreements, and counterparty risk is considered minimal.

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
The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of September 30, 2023.
We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At September 30, 2023 and December 31, 2022, there were $47.0 million and $48.3 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. At September 30, 2023 and December 31, 2022, we had $10.0 million and $10.0 million, respectively, outstanding under the Revolving Credit Facility. As of September 30, 2023, availability under the Revolving Credit Facility was approximately $1.14 billion.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The Mortgage Repurchase Facility was amended on May 20, 2021, December 21, 2021, May 19, 2022 and May 18, 2023 to adjust the commitments to purchase for specific time periods. The total capacity of the facility at September 30, 2023 was $150 million. The May 18, 2023 amendment extended the termination date of the Repurchase Agreement to May 16, 2024.

At September 30, 2023 and December 31, 2022, HomeAmerican had $145.5 million and $175.8 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Pricing under the Mortgage Repurchase Facility is based on SOFR.

The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of September 30, 2023.
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
As the combined assets, liabilities and results of operations of M.D.C. Holdings, Inc. and the Guarantor Subsidiaries (the “Obligor Group”) are not materially different from those in the homebuilding section of our consolidated balance sheets and consolidated statements of operations and comprehensive income, separate summarized financial information of the Obligor Group has not been included. As of September 30, 2023 and December 31, 2022, amounts due to (due from) non-guarantor subsidiaries from the Obligor Group totaled $(20.6) million and $29.7 million, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$1,087,050	$1,407,642	$3,210,536	$4,098,985
Home cost of sales	(872,624)	(1,059,996)	(2,622,362)	(3,043,390)
Inventory impairments	(6,200)	(28,415)	(27,500)	(29,075)
Total cost of sales	(878,824)	(1,088,411)	(2,649,862)	(3,072,465)
Gross profit	208,226	319,231	560,674	1,026,520
Gross margin	19.2%	22.7%	17.5%	25.0%
Selling, general and administrative expenses	(101,311)	(141,435)	(303,032)	(404,598)
Interest and other income	20,414	2,220	51,812	3,797
Other income (expense)	55	(11,800)	987	(28,733)
Homebuilding pretax income	127,384	168,216	310,441	596,986

Financial Services:
Revenues	23,769	34,101	85,874	99,461
Expenses	(15,494)	(18,704)	(46,231)	(54,440)
Other income, net	4,148	2,176	11,742	4,627
Financial services pretax income	12,423	17,573	51,385	49,648

Income before income taxes	139,807	185,789	361,826	646,634
Provision for income taxes	(32,502)	(41,389)	(80,328)	(164,271)
Net income	$107,305	$144,400	$281,498	$482,363

Earnings per share:
Basic	$1.44	$2.03	$3.82	$6.78
Diluted	$1.40	$1.98	$3.73	$6.59

Weighted average common shares outstanding:
Basic	74,198,016	70,880,405	73,265,878	70,829,761
Diluted	76,253,178	72,729,453	75,106,356	72,892,635

Dividends declared per share	$0.55	$0.50	$1.55	$1.50

Cash provided by (used in):
Operating Activities	$(28,780)	$172,893	$623,149	$343,953
Investing Activities	$252,727	$(298,857)	$145,687	$(312,555)
Financing Activities	$(17,524)	$(13,832)	$(123,642)	$(178,416)

Overview
Industry Conditions and Outlook for MDC*

Although 30-year mortgage interest rates reached their highest level since 2000 during the third quarter of 2023, housing market conditions remained relatively stable compared to the rapidly deteriorating housing market conditions that were present during much of 2022. The improvement for 2023 relative to 2022 is due in large part to a much more modest pace of interest rate increases during 2023, which has allowed consumers to adjust somewhat to higher interest rates. Concurrently, the housing market continues to see inventory levels that remain undersupplied relative to demand due to (1) the underproduction of new homes over the past decade, and (2) near record low levels of existing home resale inventory as the majority of homeowners with a mortgage have an interest rate below 4%. The stabilization of the market in 2023 has led to an increase in gross orders and decreased cancellation levels compared to the second half of 2022. As a result, our net orders increased 467% in the third quarter of 2023 as compared to the prior year quarter. However, the use of incentives such as interest rate buy-downs continued to be prominent for new orders during the quarter as interest rates moved higher.

We ended the quarter with 11.4 unsold homes under construction, excluding model homes, ("speculative homes" or "spec homes") per active community and just 1.0 completed spec home per active community. The demand for our quick move-in homes remained strong during the third quarter of 2023, with spec homes representing 78% of our gross orders. Our timely pivot to building more spec homes has helped drive order volume, minimize cancellation activity and cater to the needs of first-time homebuyers.

We remain confident in the long-term growth prospects for the industry given the underproduction of new homes over the past decade and the constrained supply of existing home inventory. Further, the Federal Reserve has made more measured adjustments to combat inflation versus the aggressive measures taken in 2022. With that said, the current demand for new homes is subject to continued uncertainty due to many factors, including ongoing inflation concerns, the Federal Reserve's efforts to reduce capital in the market and the resulting impact on mortgage interest rates, consumer confidence, the current geopolitical environment and other factors. The potential effect of these factors is highly uncertain and could adversely and materially impact our operations and financial results in future periods.

We believe that we are uniquely equipped to navigate these uncertainties and any continued market volatility given our seasoned leadership team, strong financial position and distinct operating strategy. We remain focused on maximizing risk-adjusted returns while minimizing the risks of excess leverage and land ownership. We ended the quarter with total cash and cash equivalents and marketable securities of $1.78 billion, total liquidity of $2.93 billion, a debt-to-capital ratio of 31.2% and no senior note maturities until 2030.

Three Months Ended September 30, 2023

For the three months ended September 30, 2023, our net income was $107.3 million, or $1.40 per diluted share, a 26% decrease compared to net income of $144.4 million, or $1.98 per diluted share, for the same period in the prior year. Our homebuilding business was the primary driver of the decrease, as pretax income decreased $40.8 million, or 24% year-over-year. This decrease was also due to our financial services business, as its pretax income decreased $5.2 million, or 29%, compared to the same period in the prior year. The decrease in homebuilding pretax income was primarily due to a 23% decrease in home sale revenues and a 350 basis point decrease in gross margin from home sales. The decrease in gross margin from home sales was driven largely by an increase in incentives year-over-year, changes in base pricing and to a lesser extent higher construction costs year-over-year. These decreases in gross margin were partially offset by inventory impairments of $28.4 million during the prior year quarter compared to $6.2 million in the current quarter. The decrease in homebuilding pretax income was partially offset by project abandonment expense of $11.8 million during the prior year quarter. The decrease in financial services pretax income was due to our mortgage operations and other financial services operations. The decrease in pretax income for our mortgage operations was due to a decrease in mortgage servicing related income due to lower additions to the servicing portfolio during the quarter, as well as special financing programs offered during the quarter. This was partially offset by a decrease in salary related expenses driven by lower headcount, and an increase in capture rate. The decrease in other financial services was driven by our insurance operations which saw a decrease in revenue due to a decrease in homes closed. Our other financial services operations and homebuilding business each saw an increase in interest income due to increases in both interest rates and our cash and short-term investments year-over-year.

Nine Months Ended September 30, 2023

For the nine months ended September 30, 2023, our net income was $281.5 million, or $3.73 per diluted share, a 42% decrease compared to net income of $482.4 million, or $6.59 per diluted share, for the same period in the prior year. Our homebuilding business was the driver of the decrease, as pretax income from our homebuilding operations decreased $286.5 million, or 48%. The main drivers of the decrease in homebuilding pretax income are consistent with the third quarter commentary discussed above.

* See "Forward-Looking Statements" below.
Homebuilding
Pretax Income (Loss):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%

	(Dollars in thousands)
West	$60,792	$105,680	$(44,888)	(42)%	$133,631	$384,714	$(251,083)	(65)%
Mountain	38,211	68,106	(29,895)	(44)%	107,923	197,747	(89,824)	(45)%
East	15,891	28,245	(12,354)	(44)%	45,349	94,046	(48,697)	(52)%
Corporate	12,490	(33,815)	46,305	137%	23,538	(79,521)	103,059	130%
Total Homebuilding pretax income	$127,384	$168,216	$(40,832)	(24)%	$310,441	$596,986	$(286,545)	(48)%
For the three months ended September 30, 2023, we recorded homebuilding pretax income of $127.4 million, a decrease of 24% from $168.2 million for the same period in the prior year. The decrease was due to a 23% decline in home sale revenues and a 350 basis point decrease in gross margin from home sales. These decreases were partially offset by a decrease in project abandonment expense, a 70 basis point improvement in our selling, general and administrative expenses as a percentage of home sale revenues and an increase in interest income year-over-year.
Our West segment experienced a $44.9 million year-over-year decrease in pretax income, due to a decrease in gross margin from home sales and a 16% decrease in home sale revenues. Our Mountain segment experienced a $29.9 million decrease in pretax income from the prior year, as a result of a 33% decrease in home sale revenues and a decrease in gross margin from home sales. Our East segment experienced a $12.4 million decrease in pretax income from the prior year, due primarily to a 28% decrease in home sale revenues and a decrease in gross margin from home sales. In addition, the West, Mountain and East homebuilding segments each experienced an increase in selling, general and administrative expenses as a percentage of home sale revenues. This was partially offset by a decrease of project abandonment costs year-over-year in each of our homebuilding segments. Our Corporate segment experienced a $46.3 million increase in pretax income due to increased interest income, decreased stock-based and deferred compensation expenses and decreased bonus expense.
For the nine months ended September 30, 2023, we recorded homebuilding pretax income of $310.4 million, a decrease of 48% from $597.0 million for the same period in the prior year. The decrease was due to a 22% decline in home sale revenues, a 750 basis point decrease in our gross margin from home sales, slightly offset by a 50 basis point improvement in our selling, general and administrative expenses as a percentage of home sale revenues. Commentary on the drivers of the decrease in pretax income in our West, Mountain and East homebuilding segments and the increase in our Corporate segment is consistent with the 2023 third quarter discussion above.
Assets:

	September 30, 2023	December 31, 2022	Change
			Amount	%

	(Dollars in thousands)
West	$2,083,054	$2,275,144	$(192,090)	(8)%
Mountain	854,877	1,005,622	(150,745)	(15)%
East	460,413	427,926	32,487	8%
Corporate	1,657,283	1,249,370	407,913	33%
Total homebuilding assets	$5,055,627	$4,958,062	$97,565	2%
Total homebuilding assets increased from December 31, 2022 to September 30, 2023. The increase in the Corporate segment was driven by an increase in cash and cash equivalents offset partially by a decrease in marketable securities. Changes in assets within our homebuilding segments were primarily due to changes in land and land under development and housing completed or under construction. Land and land under development decreased within each of our homebuilding segments due to lower levels of land acquisition during the current year. Housing completed or under construction increased in the West and East segments due to an increase in the number of homes under construction, while it decreased in the Mountain segment due a slight decrease in the number of homes under construction as well as a decrease in the number of completed homes in inventory.

New Home Deliveries & Home Sale Revenues:
Changes in home sale revenues are impacted by changes in the number of new homes delivered and the average selling price of those delivered homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	Three Months Ended September 30,
	2023			2022			% Change
	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price

	(Dollars in thousands)
West	1,198	$651,472	$543.8	1,312	$772,356	$588.7	(9)%	(16)%	(8)%
Mountain	441	284,142	644.3	647	424,397	655.9	(32)%	(33)%	(2)%
East	329	151,436	460.3	428	210,889	492.7	(23)%	(28)%	(7)%
Total	1,968	$1,087,050	$552.4	2,387	$1,407,642	$589.7	(18)%	(23)%	(6)%

	Nine Months Ended September 30,
	2023			2022			% Change
	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price

	(Dollars in thousands)
West	3,424	$1,845,964	$539.1	3,926	$2,267,946	$577.7	(13)%	(19)%	(7)%
Mountain	1,467	931,367	634.9	1,860	1,196,526	643.3	(21)%	(22)%	(1)%
East	937	433,205	462.3	1,370	634,513	463.1	(32)%	(32)%	—%
Total	5,828	$3,210,536	$550.9	7,156	$4,098,985	$572.8	(19)%	(22)%	(4)%

For the three and nine months ended September 30, 2023, the decrease in the number of new homes delivered in each of our segments was the result of a decrease in the number of homes in backlog to begin the periods. This decrease was partially offset within each segment by an increase in backlog conversion rates due to an increase in the number of homes both sold and closed during the periods. Backlog conversion rates also benefited during the three months ended September 30, 2023 from a decrease in construction cycle times year-over-year. The increase in the number of homes both sold and closed during the periods was a result of our recent pivot to build more spec homes. For the nine months ended September 30, 2023, the increase in the number of homes both sold and closed was also due an increase in the number of unsold started homes to begin the period due to the above average cancellation rates experienced in the second half of 2022. The average selling price of homes delivered was negatively impacted by increased incentives during the three and nine months ended September 30, 2023.
West Segment Commentary
For the three and nine months ended September 30, 2023, the decrease in new home deliveries was driven by the factors discussed above. The average selling price of homes delivered decreased as a result of a shift in mix to our Arizona divisions as well as a change in mix to more affordable product and the increased incentives discussed above.
Mountain Segment Commentary
For the three and nine months ended September 30, 2023, the decrease in new home deliveries was driven by the factors discussed above. The average selling price of homes delivered decreased as a result of a change in mix to more affordable product as well as the increased incentives discussed above.
East Segment Commentary
For the three and nine months ended September 30, 2023, the decrease in new home deliveries was driven by the factors discussed above. In addition, backlog conversion rates during the nine months ended September 30, 2023 also benefited from a decrease in construction cycle times year-over-year. The average selling price of homes delivered decreased during the three months ended September 30, 2023 as a result of a change in mix to more affordable product as well as the increased incentives discussed above.

Gross Margin from Home Sales:
Our gross margin from home sales for the three months ended September 30, 2023 decreased 350 basis points year-over-year from 22.7% to 19.2%. The decrease in gross margin from home sales was driven largely by increases in incentives year-over-year, changes in base pricing and to a lesser extent higher construction costs year-over-year. This was partially offset by $6.2 million of inventory impairments recognized during the current year period compared to $28.4 million in the prior year period.
Our gross margin from home sales for the nine months ended September 30, 2023 decreased 750 basis points year-over-year from 25.0% to 17.5%. The decrease in gross margin from home sales was driven largely by increases in both incentives and construction costs year-over-year.
Inventory Impairments:
Inventory impairments recognized by segment for the three and nine months ended September 30, 2023 and 2022 are shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)		(Dollars in thousands)
Housing Completed or Under Construction:
West	$1,106	$2,538	$2,893	$3,198
Mountain	700	—	1,364	—
East	—	—	—	—
Subtotal	1,806	2,538	4,257	3,198
Land and Land Under Development:
West	2,994	23,362	14,707	23,362
Mountain	1,400	2,515	8,536	2,515
East	—	—	—	—
Subtotal	4,394	25,877	23,243	25,877
Total Inventory Impairments	$6,200	$28,415	$27,500	$29,075
The table below provides quantitative data, for the periods presented, where applicable, used in determining the fair value of the impaired inventory.

	Impairment Data			Quantitative Data
Three Months Ended	Number of Subdivisions Impaired	Inventory Impairments	Fair Value of Inventory After Impairments	Discount Rate
	(Dollars in thousands)
September 30, 2023	2	$6,200	$17,116	15%	—	18%
June 30, 2023	1	13,500	17,886		18%
March 31, 2023	1	7,800	13,016	18%
Total		$27,500

September 30, 2022	9	$28,415	$44,615	15%	—	18%
March 31, 2022	1	660	1,728		N/A
Total		$29,075

Selling, General and Administrative Expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change

	(Dollars in thousands)
General and administrative expenses	$46,232	$80,858	$(34,626)	$141,213	$225,735	$(84,522)
General and administrative expenses as a percentage of home sale revenues	4.3%	5.7%	-140 bps	4.4%	5.5%	-110 bps
Marketing expenses	$24,875	$26,355	$(1,480)	$70,608	$78,022	$(7,414)
Marketing expenses as a percentage of home sale revenues	2.3%	1.9%	40 bps	2.2%	1.9%	30 bps
Commissions expenses	$30,204	$34,222	$(4,018)	$91,211	$100,841	$(9,630)
Commissions expenses as a percentage of home sale revenues	2.8%	2.4%	40 bps	2.8%	2.5%	30 bps
Total selling, general and administrative expenses	$101,311	$141,435	$(40,124)	$303,032	$404,598	$(101,566)
Total selling, general and administrative expenses as a percentage of home sale revenues	9.3%	10.0%	-70 bps	9.4%	9.9%	-50 bps
General and administrative expenses decreased for the three and nine months ended September 30, 2023 due to lower stock-based and deferred compensation expenses, as well as decreased compensation related costs associated with a decline in headcount.
Marketing expenses decreased for the three and nine months ended September 30, 2023 compared to the previous period due to decreased master marketing fees, amortization of deferred selling cost, and model home expenses.
Commissions expenses decreased for the three and nine months ended September 30, 2023 due to decreases in home sale revenues, partially offset by changes in our commission structure.

Other Homebuilding Operating Data
Net New Orders and Active Subdivisions:
Changes in the dollar value of net new orders are impacted by changes in the number of net new orders and the average selling price of those homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	Three Months Ended September 30,
	2023				2022				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate

	(Dollars in thousands)
West	1,022	$590,558	$577.8	2.38	193	$93,481	$484.4	0.51	430%	532%	19%	371%
Mountain	401	250,285	624.2	2.39	(3)	2,838	N/A	(0.02)	N/A	N/A	N/A	N/A
East	272	124,655	458.3	2.45	109	56,514	518.5	1.01	150%	121%	(12)%	143%
Total	1,695	$965,498	$569.6	2.39	299	$152,833	$511.1	0.46	467%	532%	11%	416%

	Nine Months Ended September 30,
	2023				2022				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate

	(Dollars in thousands)
West	3,375	$1,939,875	$574.8	2.68	2,754	$1,677,039	$608.9	2.66	23%	16%	(6)%	1%
Mountain	1,285	781,530	608.2	2.55	1,194	811,860	679.9	2.52	8%	(4)%	(11)%	1%
East	969	439,187	453.2	2.91	906	457,919	505.4	2.80	7%	(4)%	(10)%	4%
Total	5,629	$3,160,592	$561.5	2.68	4,854	$2,946,818	$607.1	2.64	16%	7%	(8)%	2%
*Calculated as total net new orders (gross orders less cancellations) in period ÷ average active communities during period ÷ number of months in period.

				Average Active Subdivisions			Average Active Subdivisions
	Active Subdivisions			Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%	September 30,		%
	2023	2022	Change	2023	2022	Change	2023	2022	Change
West	141	132	7%	143	127	13%	140	115	22%
Mountain	55	51	8%	56	52	8%	56	53	6%
East	39	37	5%	37	36	3%	37	36	3%
Total	235	220	7%	236	215	10%	233	204	14%
For the three and nine months ended September 30, 2023, the increase in the number of net new orders in each of our segments was primarily the result of an increase in the monthly sales absorption pace as well as an increase in average active subdivisions. The increase in the monthly sales absorption pace was driven by a higher pace of gross orders (before cancellations) as well as a decrease in cancellations as a percentage of gross sales during the respective periods. For the three and nine months ended September 30, 2022, the number of net new orders in each of our segments was negatively impacted by a decrease in the monthly sales absorption pace. This was driven by a lower pace of gross orders (before cancellations) as well as an increase in cancellations as a percentage of homes in beginning backlog to start the quarter. The lower pace of gross orders and increased cancellations experienced during the three and nine months ended September 30, 2022 was the result of the sharp rise in mortgage interest rates and homebuyer concerns about purchasing in an uncertain housing market.
For the nine months ended September 30, 2023, the decrease in the average selling price in each of our segments was due to decreases in base pricing and increased incentives.

The increased cancellation rate during the three months ended September 30, 2022 affected the dollar value of net new orders and as a result the average selling price of those net orders. For the three months ended September 30, 2023, the average selling price of our gross orders decreased approximately 4% as compared to the three months ended September 30, 2022. The decrease in average selling price from the three months ended September 30, 2022 was due to increased incentives and decreases in base pricing during the three months ended December 31, 2022 and the three months ended March 31, 2023.
Cancellation Rate:

	Cancellations as a Percentage of Homes in Beginning Backlog
	Three Months Ended
	2023			2022
	September 30,	June 30,	March 31,	September 30,	June 30,	March 31,
West	16%	19%	26%	17%	10%	8%
Mountain	22%	21%	25%	17%	9%	8%
East	21%	16%	24%	17%	11%	9%
Total	17%	19%	25%	17%	10%	8%

	Cancellations as a Percentage of Gross Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
West	24%	79%	25%	36%
Mountain	24%	103%	26%	39%
East	26%	63%	21%	33%
Total	24%	81%	25%	36%
In light of our recent pivot to build more spec homes, we believe it is appropriate to view our cancellations as a product of both our beginning backlog as well as our gross sales during the period. Our cancellation rate as a percentage of homes in beginning backlog was flat year-over-year for the three months ended September 30 2023 and 2022, due to a decrease in beginning backlog to start the period offset by an increase in cancellations during the three months ended September 30, 2022. However, our cancellation rate as a percentage of gross sales decreased year-over-year during the three months ended September 30, 2023 as a result of improved demand as well as the impact the sharp increase in mortgage interest rates in the prior year period had on our homebuyers in backlog who where unable to lock their interest rate prior to these increases.

Backlog:

	September 30,
	2023			2022			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price

	(Dollars in thousands)
West	1,842	$1,113,867	$604.7	3,044	$1,762,858	$579.1	(39)%	(37)%	4%
Mountain	533	355,759	667.5	1,508	1,038,037	688.4	(65)%	(66)%	(3)%
East	400	188,972	472.4	786	396,406	504.3	(49)%	(52)%	(6)%
Total	2,775	$1,658,598	$597.7	5,338	$3,197,301	$599.0	(48)%	(48)%	—%
At September 30, 2023, we had 2,775 homes in backlog with a total value of $1.66 billion. This represented a 48% decrease in the number of homes in backlog and the dollar value of those homes in backlog from September 30, 2022. The decrease in the number of homes in backlog was primarily a result of a decrease in the level of net new orders during the second half of 2022, which continued to a lesser degree into the first quarter of 2023, as well as a shift in consumer preference to quick move-in homes and our associated pivot to build more spec homes. The decrease in average selling price in our Mountain and East segments was driven by decreases in base pricing during the second half of 2022 in most communities and to a lesser extent increased incentives. The increase in average selling price in the West segment was driven by a change in mix from our Arizona communities to our California communities, partially offset by a decrease in base pricing during the second half of 2022 and to a lesser extent increased incentives. Our ability to convert backlog into closings could be negatively impacted in future periods by ongoing inflation concerns, the Federal Reserve's quantitative tightening and the resulting impact on mortgage interest rates, consumer confidence, the current geopolitical environment and other factors, the extent to which is highly uncertain and depends on future developments.
Homes Completed or Under Construction (WIP lots):

	September 30,		%
	2023	2022	Change
Unsold:
Completed	236	187	26%
Under construction	2,445	895	173%
Total unsold started homes	2,681	1,082	148%
Sold homes under construction or completed	2,585	5,094	(49)%
Model homes under construction or completed	552	532	4%
Total homes completed or under construction	5,818	6,708	(13)%
The increase in total unsold started homes and decrease in sold homes under construction or completed is due to our recent pivot to build more spec homes.
Lots Owned and Optioned (including homes completed or under construction):

	September 30, 2023			September 30, 2022
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total	Total % Change
West	10,128	1,092	11,220	13,893	914	14,807	(24)%
Mountain	4,420	1,793	6,213	6,151	2,458	8,609	(28)%
East	3,218	1,702	4,920	3,848	1,992	5,840	(16)%
Total	17,766	4,587	22,353	23,892	5,364	29,256	(24)%
Our total owned and optioned lots at September 30, 2023 were 22,353, which represented a 24% decrease year-over-year. This decrease is a result of our intentional slowdown in land acquisition and approval activity in the second half of 2022 into the first quarter of 2023 due to the market uncertainty during those periods. We believe that our total lot supply is sufficient to meet our operating needs, consistent with our philosophy of maintaining a two to three year supply of land. See "Forward-Looking Statements" below.

Financial Services

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(Dollars in thousands)
Financial services revenues
Mortgage operations	$12,098	$16,933	$(4,835)	(29)%	$53,275	$56,611	$(3,337)	(6)%
Other	11,671	17,168	(5,497)	(32)%	32,599	42,850	(10,250)	(24)%
Total financial services revenues	$23,769	$34,101	$(10,332)	(30)%	$85,874	$99,461	$(13,587)	(14)%
Financial services pretax income
Mortgage operations	$3,098	$5,676	$(2,578)	(45)%	$26,676	$23,782	$2,894	12%
Other	9,325	11,897	(2,571)	(22)%	24,709	25,866	$(1,156)	(4)%
Total financial services pretax income	$12,423	$17,573	$(5,150)	(29)%	$51,385	$49,648	$1,737	3%

For the three months ended September 30, 2023, our financial services pretax income decreased to $12.4 million compared to $17.6 million in the third quarter of 2022. The decrease in financial services pretax income was driven by both our mortgage operations and other financial services segments. The decrease in mortgage operations pretax income was due to a decrease in mortgage servicing related income due to lower additions to the servicing portfolio during the quarter, as well as special financing programs offered during the quarter. This was partially offset by a decrease in salary related expenses driven by lower headcount and an increase in capture rate. The decrease in other financial services was driven by our insurance operations which saw a decrease in revenue due to a decrease in homes closed, partially offset by an increase in interest income due to increases in both interest rates and our cash and short-term investments year-over-year.

For the nine months ended September 30, 2023, our financial services pretax income increased to $51.4 million compared to $49.6 million in the prior year period. The increase in financial services pretax income was due to our mortgage operations, partially offset by a decrease in other financial services. The main drivers of the increase in mortgage operations is due to a decrease in salary related expenses driven by lower headcount, an increase in capture rate. The main drivers of the decrease in other financial services is consistent with the third quarter commentary discussed above.

The following table sets forth information for our mortgage operations segment relating to mortgage loans originated and capture rate.

	Three Months Ended		% or Percentage	Nine Months Ended		% or Percentage Change
	September 30,			September 30,
	2023	2022	Change	2023	2022
	(Dollars in thousands)
Total Originations (including transfer loans):
Loans	1,225	1,447	(15)%	3,766	4,278	(12)%
Principal	$544,428	$688,983	(21)%	$1,696,923	$1,998,086	(15)%
Capture Rate Data:
Capture rate as % of all homes delivered	62%	61%	1%	65%	60%	5%
Capture rate as % of all homes delivered (excludes cash sales)	69%	64%	5%	71%	63%	8%
Mortgage Loan Origination Product Mix:
FHA loans	28%	12%	16%	23%	13%	10%
Other government loans (VA & USDA)	18%	23%	(5)%	19%	21%	(2)%
Total government loans	46%	35%	11%	42%	34%	8%
Conventional loans	54%	65%	(11)%	58%	66%	(8)%
	100%	100%	—%	100%	100%	—%
Loan Type:
Fixed rate	100%	98%	2%	100%	98%	2%
ARM	—%	2%	(2)%	—%	2%	(2)%
Credit Quality:
Average FICO Score	744	744	—%	741	744	—%
Other Data:	`	`
Average Combined LTV ratio	82%	81%	1%	82%	82%	—%
Full documentation loans	100%	100%	—%	100%	100%	—%
Loans Sold to Third Parties:
Loans	1,201	1,435	(16)%	3,890	4,465	(13)%
Principal	$532,315	$676,451	(21)%	$1,758,383	$2,068,243	(15)%
Income Taxes
Our overall effective income tax rates were 23.2% and 22.2% for the three and nine months ended September 30, 2023 and 22.3% and 25.4% for the three and nine months ended September 30, 2022. The rates for the three and nine months ended September 30, 2023 resulted in income tax expense of $32.5 million and $80.3 million, respectively, compared to the income tax expense of $41.4 million and $164.3 million for the three and nine months ended September 30, 2022, respectively. The year-over-year increase in the effective tax rate for the three months ended September 30, 2023, was due to a decrease in energy tax credits in 2023. During the three months ended September 30, 2022, the Inflation Reduction Act retroactively extended the energy tax credit for the period January 1, 2022 through December 31, 2022 during the quarter. The year-over-year decrease in the effective rate for the nine months ended September 30, 2023, was primarily related to a decrease in non-deductible executive compensation and an increase in the windfall on non-qualifying stock options exercised and lapsed restricted stock during the period.

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
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of September 30, 2023, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, payments due on our Mortgage Repurchase Facility, purchase obligations related to expected acquisition of land under purchase agreements and land development agreements (many of which are secured by letters of credit or surety bonds) and operating leases. Other material cash requirements include land acquisition and development costs not yet contracted for, home construction costs, operating expenses, including our selling, general and administrative expenses, investments and funding of capital improvements and dividend payments.
At September 30, 2023, we had outstanding senior notes with varying maturities totaling an aggregate principal amount of $1.50 billion, with none payable within 12 months. Future interest payments associated with the notes total $1.25 billion, with $64.2 million payable within 12 months. As of September 30, 2023, we had $27.3 million of required operating lease future minimum payments.
At September 30, 2023, we had deposits of $23.8 million in the form of cash and $7.9 million in the form of letters of credit that secured option contracts to purchase 4,587 lots for a total estimated purchase price of $479.8 million.
At September 30, 2023, we had outstanding surety bonds and letters of credit totaling $331.7 million and $109.1 million, respectively, including $62.1 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $156.7 million and $47.1 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit. We have made no material guarantees with respect to third-party obligations.
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
The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of September 30, 2023.
We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At September 30, 2023 and December 31, 2022, there were $47.0 million and $48.3 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. At September 30, 2023 and December 31, 2022, we had $10.0 million and $10.0 million, respectively, outstanding under the Revolving Credit Facility. As of September 30, 2023, availability under the Revolving Credit Facility was approximately $1.14 billion.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The Mortgage Repurchase Facility was amended on May 20, 2021, December 21, 2021, May 19, 2022 and May 18, 2023 to adjust the commitments to purchase for specific time periods. The total capacity of the facility at September 30, 2023 was $150 million. The May 18, 2023 amendment extended the termination date of the Repurchase Agreement to May 16, 2024.

At September 30, 2023 and December 31, 2022, HomeAmerican had $145.5 million and $175.8 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Pricing under the Mortgage Repurchase Facility is based on SOFR.
The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of September 30, 2023.
Dividends
During the three months ended September 30, 2023 and 2022, we paid cash dividends of $0.55 per share and $0.50 per share, respectively. During the nine months ended September 30, 2023 we paid cash dividends of $1.55 per share, compared to $1.50 in the same period of 2022.
MDC Common Stock Repurchase Program
At September 30, 2023, we were authorized to repurchase up to 4.0 million shares of our common stock. We did not repurchase any shares of our common stock during the three months ended September 30, 2023.

Consolidated Cash Flow
During the nine months ended September 30, 2023, net cash provided by operating activities was $623.1 million compared with net cash provided by operating activities of $344.0 million in the prior year period. During the nine months ended September 30, 2023 and 2022, one of the most significant sources of cash provided by operating activities was net income of $281.5 million and $482.4 million, respectively. Another significant source of cash provided by operating activities during the nine months ended September 30, 2023 was cash provided by the decrease in land and land under development of $456.4 million, compared to cash used of $19.7 million by the increase in land and land under development in the same period in the prior year. This decrease in 2023 was the result of home starts outnumbering lot acquisitions during the period. During the nine months ended September 30, 2023 and 2022, cash used by housing completed or under construction was $202.9 million and $319.1 million, respectively. Cash used in the nine months ended September 30, 2022 was impacted by an increase in land and land under development balance per home under construction as a result of increased construction costs and the construction status of those homes under construction at the beginning and end of the period. Cash used in the nine months ended September 30, 2023 was impacted by an increase in the number of homes under construction during the period. Cash provided by the decrease in trade and other receivables for the nine months ended September 30, 2023 was $45.0 million compared to cash used to increase trade and other receivables for the nine months ended September 30, 2022 of $19.3 million. This change was due to a year-over-year decrease in home deliveries during the nine months ended September 30, 2023. Cash used by the change in accounts payable and accrued liabilities for the nine months ended September 30, 2023 was $55.5 million compared to cash provided of $12.5 million for the nine months ended September 30, 2022. The change in accounts payable and accrued liabilities was due to decreased construction spend during the nine months ended September 30, 2023.
During the nine months ended September 30, 2023, net cash provided in investing activities was $145.7 million compared to cash used of $312.6 million in the same period in the prior year. The increase in net cash provided in investing activities was driven by $1.25 billion of cash provided by the maturities of marketable securities during the nine months ended September 30, 2023. This was partially offset by cash used in the purchase of marketable securities of $1.09 billion during the nine months ended September 30, 2023.
During the nine months ended September 30, 2023 and 2022, net cash used in financing activities was $123.6 million and $178.4 million respectively. The primary driver of this decrease in net cash used in financing activities was the increase in cash provided on the issuance of shares under stock based compensation programs. The nine months ended September 30, 2023 saw cash provided of $20.8 million compared to cash used of $11.5 million for the nine months ended September 30, 2023 resulting from an increase in cash received from the exercise of stock options driven by an increase in the number of stock options exercised year-over-year.

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
As of September 30, 2023, our cash and cash equivalents included commercial bank deposits, money market funds and time deposits and our marketable securities included U.S. government treasury securities with original maturities upon acquisition of less than six months.
We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments, marketable securities and debt. Financial instruments utilized in the normal course of business by HomeAmerican include forward sales of mortgage-backed securities, which are commitments to sell a specified financial instrument at a specified future date for a specified price, mandatory delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price within a specified time period, and best-effort delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price subject to the underlying mortgage loans being funded and closed. Such contracts are the only significant financial and derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process for which an interest rate lock commitment had been made to a borrower that had not closed at September 30, 2023 had an aggregate principal balance of $274.2 million, of which $273.7 million had not yet been committed to a mortgage purchaser. In addition, HomeAmerican had mortgage loans held-for-sale with an aggregate principal balance of $166.9 million at September 30, 2023, of which $111.0 million had not yet been committed to a mortgage purchaser. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale that had not yet been committed to a mortgage purchaser, HomeAmerican had forward sales of securities totaling $366.0 million and $323.0 million at September 30, 2023 and December 31, 2022, respectively.

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
(b)Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchase of common stock during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number of Shares that may yet be Purchased under the Plan or Program (2)
July 1 to July 31, 2023	—	N/A	—	4,000,000
August 1 to August 31, 2023	—	N/A	—	4,000,000
September 1 to September 30, 2023	—	N/A	—	4,000,000
(1) Represents shares of common stock withheld by us to cover withholding taxes due upon the vesting of restricted stock award shares, at the election of certain holders of nonvested shares, with market value approximating the amount of withholding taxes due.
(2) We are authorized to repurchase up to 4,000,000 shares of our common stock. There were no shares of MDC common stock repurchased under this repurchase program during the three month period ended September 30, 2023. This repurchase authorization was announced on October 25, 2005 and has no expiration.

Item 5.        Other Information

On July 31, 2023, the Company's Chief Accounting Officer, Derek R. Kimmerle, entered into an irrevocable tax withholding election intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c). The elections provides that shares of stock subject to restricted stock awards that vest in calendar year 2024 will be withheld by the Company in an amount to satisfy minimum statutory tax withholding obligations.
Item 6.        Exhibits

10.1	Form of 2023 Senior Executive Officer Performance Share Unit Grant Agreement (2021 Equity Incentive Plan) (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed August 25, 2023). *
10.2
Form of 2023 Executive Officer Performance Share Unit Grant Agreement (2021 Equity Incentive Plan) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed August 25, 2023).*

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
101
The following financial statements, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2023 and 2022, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022; and (v) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________________
*Incorporated by reference.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M.D.C. HOLDINGS, INC.
(Registrant)

Date: October 26, 2023	By: /s/ Robert N. Martin
Robert N. Martin Senior Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

Date: October 26, 2023	By: /s/ Derek R. Kimmerle
Derek R. Kimmerle
Vice President, Controller and Chief Accounting Officer (chief accounting officer and duly authorized officer)