Form 10-K
period 2023-12-31
M.D.C. HOLDINGS, INC.
filed 2024-01-30
CIK 773141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 726(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2023, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was $2.80 billion based on the closing sales price of $46.77 per share as reported on the New York Stock Exchange on June 30, 2023.
As of December 31, 2023, the number of shares outstanding of Registrant's common stock was 74,661,479.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of part III of this Form 10-K are incorporated by reference from the Registrant's 2024 definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year.

M.D.C. HOLDINGS, INC.
FORM 10-K
For the Year Ended December 31, 2023

(i)

M.D.C. HOLDINGS, INC.
FORM 10-K
PART I
Forward-Looking Statements
Certain statements in this Annual Report on Form 10-K, as well as statements made by us in periodic press releases, oral statements made by our officials in the course of presentations about the Company and conference calls in connection with quarterly earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operation, cash flows, strategies and prospects. In addition, this Report includes forward-looking statements regarding the Agreement and Plan of Merger, dated as of January 17, 2024 (the “Merger Agreement”), by and among the Company, SH Residential Holdings, LLC (“Parent”), Clear Line, Inc., a wholly owned subsidiary of Parent (“Merger Sub”), and, solely for the purposes of Section 6.2, Section 6.17 and Section 9.15 of the Merger Agreement, Sekisui House, Ltd. (“Guarantor”), including statements as to the expected timing, completion and effects of the proposed transaction. Pursuant to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation (the “Merger”). These forward-looking statements may be identified by terminology such as “likely,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” ”confident,” “could,” “intends,” “target,” “might,” “path,” “approximately,” “our planning assumptions,” “forecast,” “outlook” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, we cannot guarantee future results. These statements, including statements regarding the proposed transaction, are based largely on information currently available to our management and our management's current expectations and assumptions, and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Form 10-K, 10-Q and 8-K or in the proxy statement that the Company will file in connection with the transactions contemplated by the Merger Agreement should be considered.
Important factors, risks and uncertainties and other factors that may cause actual results to differ materially from our plans, estimates or expectations include but are not limited to: (i) the completion of the proposed transaction on the anticipated terms and timing, including obtaining required stockholder and regulatory approvals, and the satisfaction of other conditions to the completion of the proposed transaction; (ii) potential litigation relating to the proposed transaction that could be instituted against the Company or its directors, managers or officers, including the effects of any outcomes related thereto; (iii) the risk that disruptions from the proposed transaction will harm the Company’s business, including current plans and operations, including during the pendency of the proposed transaction; (iv) the ability of the Company to retain and hire key personnel; (v) the diversion of management’s time and attention from ordinary course business operations to completion of the proposed transaction and integration matters; (vi) potential adverse reactions or changes to business relationships resulting from the announcement or completion of the proposed transaction; (vii) legislative, regulatory and economic developments; (viii) potential business uncertainty, including changes to existing business relationships, during the pendency of the proposed transaction that could affect the Company’s financial performance; (ix) certain restrictions during the pendency of the proposed transaction that may impact the Company’s ability to pursue certain business opportunities or strategic transactions; (x) unpredictability and severity of catastrophic events, including but not limited to acts of terrorism, outbreaks of war or hostilities or the COVID-19 pandemic, as well as management’s response to any of the aforementioned factors; (xi) the possibility that the proposed transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events; (xii) the occurrence of any event, change or other circumstance that could give rise to the termination of the proposed transaction, including in circumstances requiring the Company to pay a termination fee; and (xiii) those risks and uncertainties set forth under “Item 1A, Risk Factors.” These risks, as well as other risks associated with the proposed transaction, will be more fully discussed in the proxy statement that will be filed with the SEC in connection with the proposed transaction.

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
Announcement of SH Residential Holdings Merger. On January 17, 2024, we entered into the Merger Agreement with Parent, Merger Sub and, solely for the purposes of Section 6.2, Section 6.17 and Section 9.15 of the Merger Agreement, the Guarantor. Pursuant to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation. At the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.01 per share, of the Company, outstanding as of immediately prior to the Effective Time (other than shares of common stock that are (A)(1) held by the Company as treasury stock; (2) held directly by Parent or Merger Sub; or (3) held by any direct or indirect wholly owned subsidiary of Parent or Merger Sub, in each case, immediately prior to the Effective Time (collectively, the “Owned Company Shares”), (B) held by any direct or indirect wholly owned subsidiary of the Company immediately prior to the Effective Time, (C) held by a holder who is entitled to demand, and has properly and validly demanded, appraisal for such shares of common stock in accordance with, and who complies in all respects with, Section 262 of the Delaware General Corporation Law (the “DGCL” and such shares, the “Dissenting Shares”), or (D) subject to vesting restrictions and/or forfeiture back to the Company (“Company RSAs”)) will be automatically converted into the right to receive $63.00 per share, in cash, without interest thereon (the “Merger Consideration”). At the Effective Time, each Owned Company Share will automatically be cancelled and cease to exist, and no consideration or payment will be delivered in exchange therefor or in respect thereof, and each share of common stock held by any direct or indirect wholly owned subsidiary of the Company shall be converted into such number of shares of common stock of the surviving corporation with an aggregate value immediately after the consummation of the Merger equal to the Merger Consideration. At the Effective Time, each Dissenting Share will be cancelled and cease to exist, and the holders of Dissenting Shares will only be entitled to the rights granted to them under Section 262 of the DGCL with respect to such Dissenting Shares.
At the Effective Time, subject to the terms and conditions set forth in the Merger Agreement, each (i) option to purchase shares of common stock granted under any Company equity plan (each, a “Company Option”) that is outstanding and unexercised, whether vested or unvested, as of immediately prior to the Effective Time will be fully vested, cancelled and automatically converted into the right to receive an amount in cash (without interest), if any, equal to the product of (A) the excess (if any) of (1) the Merger Consideration over (2) the exercise price per share of such Company Option, multiplied by (B) the number of shares of common stock subject to such Company Option, subject to any required withholding of taxes; provided, however, that any Company Option with respect to which the applicable per share exercise price is greater than the Merger Consideration will be cancelled without consideration; (ii) Company RSA, whether vested or unvested, that is outstanding as of immediately prior to the Effective Time will be fully vested, cancelled and automatically converted into the right to receive an amount in cash (without interest) equal to the product of (A) the aggregate number of shares of common stock subject to such Company RSA, multiplied by (B) the Merger Consideration, subject to any required withholding of taxes; and (iii) performance stock unit award relating to shares of common stock granted under any Company equity plan (each, a “Company PSU”), whether vested or unvested, that is outstanding as of immediately prior to the Effective Time will be fully vested, cancelled and automatically converted into the right to receive an amount in cash equal to the product of (A) the aggregate number of shares of common stock subject to such Company PSU based on maximum performance, multiplied by (B) the Merger Consideration, subject to any required withholding of taxes.
Our Board of Directors unanimously approved the Merger and the Merger Agreement. If approved by our stockholders, we currently expect the Merger to close in the first half of 2024. Until the closing, we will continue to operate as an independent company.
The closing of the Merger is subject to certain conditions set forth in the Merger Agreement, including, but not limited to, the (i) affirmative vote of the holders of a majority of all of the outstanding shares of common stock to adopt the Merger Agreement; (ii) expiration or termination of any waiting period (and extensions thereof) applicable to the transactions contemplated by the Merger Agreement, including the Merger, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder; (iii) absence of any law, order or injunction enacted or issued after the date of the Merger Agreement restraining, enjoining or otherwise prohibiting the Merger; and (iv) the absence of certain events constituting a material adverse effect on the Company’s business following the date of the Merger Agreement. The obligations of Parent and Merger Sub to consummate the Merger are not subject to any financing condition.
The Company made customary representations and warranties in the Merger Agreement and agreed to customary covenants regarding the operation of the business of the Company and its subsidiaries prior to the consummation of the Merger. The Merger Agreement also provides that the Company, on the one hand, or Parent and Merger Sub, on the other hand, may specifically enforce the obligations under the Merger Agreement, including the obligation to consummate the Merger if the conditions set forth in the Merger Agreement are satisfied. The parties to the Merger Agreement have also agreed to use their respective reasonable best efforts and take certain actions to obtain the requisite regulatory approvals for the transactions contemplated by the Merger Agreement, including the Merger.
From the execution of the Merger Agreement until the earlier to occur of the termination of the Merger Agreement and the Effective Time, the Company will be subject to customary “no-shop” restrictions on its ability to solicit alternative acquisition proposals from third parties and to provide information to, and participate in discussions and negotiations with, third parties regarding any alternative acquisition proposals, subject to a customary “fiduciary out” provision that allows the Company, under certain specified circumstances, to provide information to, and participate or engage in discussions or negotiations with, third parties with respect to an acquisition proposal if the Board determines in good faith (after consultation with the Company’s financial advisor and outside legal counsel) that such alternative acquisition proposal constitutes a superior proposal or would be reasonably likely to result in a superior proposal, and the failure to take such actions would be reasonably likely to be inconsistent with the directors’ fiduciary duties pursuant to applicable law.
The Merger Agreement contains certain termination rights for the Company on the one hand and Parent and Merger Sub on the other hand. Upon termination of the Merger Agreement under specified circumstances, including (i) the Company terminating the Merger Agreement to enter into an alternative acquisition agreement providing for a superior proposal; or (ii) Parent terminating the Merger Agreement due to the Company’s Board’s change of its recommendation that our shareholders adopt the Merger Agreement and approve the transactions, including the Merger, in each case pursuant to and in accordance with the “fiduciary out” provisions of the Merger Agreement, the Company will be required to pay Parent a termination fee of $147,420,000. The termination fee will also be payable by the Company if the Merger Agreement is terminated under certain circumstances and prior to such termination (or at least two business days prior to our special meeting in the case of termination for the failure to receive the requisite shareholder approval), an acquisition proposal has been publicly announced and not publicly withdrawn or not otherwise publicly abandoned and an acquisition proposal is consummated or we enter into a definitive agreement with respect to an acquisition proposal within one year of the termination. In addition to the foregoing termination rights, and subject to certain limitations, the Company or Parent may terminate the Merger Agreement if the Merger is not consummated by July 17, 2024, subject to extension at the election of the Company or Parent for three months if necessary to obtain HSR approval or to resolve an injunction relating to other specified governmental consents.
The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement, which has been filed herewith as Exhibit 2.1 to this Report.
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

For 2023, the percentage of our home deliveries and home sale revenues by state were as follows:

	Percentage of Deliveries	Percentage of Home Sale Revenues
Arizona	23%	19%
California	20%	24%
Nevada	9%	9%
New Mexico	—%	—%
Oregon	1%	1%
Texas	1%	1%
Washington	3%	3%
West	57%	57%
Colorado	20%	23%
Idaho	1%	1%
Utah	4%	4%
Mountain	25%	28%
Alabama	—%	—%
Maryland	1%	2%
Pennsylvania	1%	—%
Tennessee	1%	1%
Virginia	3%	3%
Florida	12%	9%
East	18%	15%
Total	100%	100%
Our financial services operations include subsidiaries that provide mortgage financing, place title insurance and homeowner insurance for our homebuyers, and provide general liability insurance for our subsidiaries and most of our subcontractors.
Homebuilding Operations
Operating Divisions. The primary functions of our homebuilding segments include land acquisition and development, home construction, sales and marketing, and customer service. Operating decisions are made by our local management teams under the oversight of our Chief Operating Decision Maker (“CODM”), or decision-making group, defined as two key executives - our Executive Chairman and Chief Executive Officer. Our organizational structure (i.e., the grouping and reporting of divisions) changes based upon the current needs of the Company. We had 19 active homebuilding operating divisions at December 31, 2023. We had 21 active homebuilding operating divisions at December 31, 2022 and 2021.
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
•legal matters;
•human resources and payroll;
•information technology; and
•training and development.
Housing. Generally, our homebuilding subsidiaries build single-family detached homes in a number of standardized series, designed to provide variety in the size and style of homes for our potential homebuyers. In certain markets, our homebuilding subsidiaries build and sell duplexes. Within each series of our single-family detached homes, our homebuilding subsidiaries build several different floor plans offering standard and optional features (such as upgraded appliances, cabinetry, flooring, etc.). Differences in sales prices of similar models from market-to-market depend primarily upon homebuyer demand, home prices offered by our competitors, market conditions (such as home inventory supply levels), location, cost of land, optional features and design specifications. The series of homes offered at a particular location is based on perceived customer preferences, lot size, area demographics and, in certain cases, the requirements of major land sellers and local municipalities. Previously, our homebuilding subsidiaries would focus generally on selling “build-to-order,” also referred to as “dirt sales,” and limit the number of homes started without a contract, also known as “spec homes.” However, with the increase in interest rates during 2022 and interest rate variability during 2023, we have seen an increased preference for spec homes that can be closed within 30 - 60 days. As a result, we have increased the number of spec home construction starts in response to this demand.
Land Acquisition and Development. Our homebuilding subsidiaries acquire lots with the intention of constructing and selling homes on the acquired land. Generally, we prefer to purchase finished lots using option contracts, in phases or in bulk for cash. As such, more than one-half of the lots we purchased in 2023 were finished lots that required no level of development. In making land purchases, we consider a number of factors, including projected rates of return, estimated gross margins from home sales, sales prices of the homes to be built, mortgage loan limits within the respective county, population and employment growth patterns, proximity to developed areas, estimated cost and complexity of development including environmental and geological factors, quality of schools, estimated levels of competition and demographic trends.
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
Labor and Raw Materials. Materials used in our homebuilding operations are mainly standard items carried by major suppliers. We generally contract for our materials and labor at a fixed price for the anticipated construction period of our homes. This allows us to mitigate the risks associated with increases in the cost of building materials and labor between the time construction begins on a home and the time it is closed. Increases in the cost of building materials and subcontracted labor may reduce gross margins from home sales to the extent that market conditions prevent the recovery of increased costs through higher home sales prices. From time to time and to varying degrees, we may experience shortages in the availability of building materials and/or labor in each of our markets. These shortages and delays may result in delays in the delivery of homes under construction, reduced gross margins from home sales, or both. See “Forward-Looking Statements” above. Discussion of shortages in the availability of building materials and labor are described in more detail in our description of Risk Factors under the heading "Supply shortages and other risks related to the demand for skilled labor and building materials could continue to increase costs and delay deliveries."
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
Backlog. At December 31, 2023 and 2022, homes under contract but not yet delivered (“backlog”) totaled 1,890 and 2,974, respectively, with an estimated sales value of $1.16 billion and $1.75 billion, respectively. We anticipate that homes in backlog at December 31, 2023 generally will close during 2024 under their existing home order contracts or through the replacement of an existing contract with a new home order contract. The estimated backlog sales value at December 31, 2023 may be impacted by, among other things, subsequent home order cancellations, incentives provided, and/or options and upgrades selected. See “Forward-Looking Statements” above.
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
Another part of our marketing presentation takes place in our design centers (also known as Home Galleries). Here, homebuyers are able to personalize their homes with a variety of options and upgrades. Additionally, these locations often serve as an information center for prospective homebuyers and real estate agents who may opt to receive personalized attention from one of our new home specialists, resulting in a more focused and efficient home search across all of our Richmond American communities in a given market place. We believe that the services provided by our Home Galleries represent a key competitive advantage in attracting and retaining prospective homebuyers who prefer to personalize their home purchase.
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
Pipeline. HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed (the “locked pipeline”) at December 31, 2023 and 2022 had an aggregate principal balance of approximately $229.2 million and $394.0 million, respectively, and were under interest rate lock commitments at an average interest rate of 5.88% and 5.50%, respectively.
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
Human Capital Resources
The table below summarizes the approximate number of employees for our combined Homebuilding, combined Financial Services and Corporate segments at December 31, 2023 and 2022.

	December 31,
	2023	2022
Homebuilding	1,305	1,200
Financial Services	208	205
Corporate	247	238
Total	1,760	1,643

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
Changes to monetary policy or other actions by the Federal Reserve could have an adverse effect on interest rates (including mortgage interest rates), equity markets and consumer confidence. Adverse effects could cause and have caused us to experience declines in the market value of our inventory and the demand for our homes, resulting in a negative impact to our financial position, results of operations and cash flows.

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
We generally are unable to pass on increases in construction costs on build-to-order homes to customers who have already entered into sales contracts, as those sales contracts fix the price of the homes at the time the contracts are signed, which generally is in advance of the construction of the home. With our increase in the number of spec homes due to spec construction starts, we may see an increase in our ability to pass on increases in construction costs to customers should market conditions permit. To the extent that market conditions prevent the recovery of increased costs, including, among other things, subcontracted labor, finished lots, building materials, and other resources, through higher selling prices, our financial position, cash flows and operating results, including our gross margin from home sales, could be negatively impacted.
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
If interest rates continue to increase, the costs of owning a home may continue to be affected and could result in further reductions in the demand for our homes. During fiscal 2022 and into 2023, the increase in mortgage interest rates had a significant impact on the demand for our homes.

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
Our homebuilding subsidiaries acquire land for the replacement of land inventory and/or expansion within our current markets and may, from time to time, purchase land for expansion into new markets. The fair value of our land and land under development inventory and housing completed or under construction inventory depends on market conditions. Factors that can impact our determination of the fair value of our inventory primarily include home sale prices, levels of home sale incentives and home construction and land costs. Our home sale prices and/or levels of home sale incentives can be impacted by, among other things, uncertainty in the homebuilding and mortgage industries or the United States/global economy overall, decreased demand for new homes, decreased home prices offered by our competitors, home foreclosure and short-sale levels, decreased ability of our homebuyers to obtain suitable mortgage loan financing and high levels of home order cancellations. Under such circumstances, we may be required to record impairments of our inventory. Any such inventory impairments would have a negative impact on our financial position and results of operations. During fiscal 2022 and into 2023, the increase in mortgage interest rates had a significant impact on the homebuilding industry causing home sale prices to decrease and home sale incentives to increase across the industry. This has resulted in inventory impairments in certain of our communities due to the decline in the market value of our housing completed or under construction and land and land under development inventory.
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
The interests of certain controlling stockholders may be adverse to other investors
Larry A. Mizel and David D. Mandarich beneficially own, directly or indirectly through their affiliates, in the aggregate, approximately 21.2% of our common stock. To the extent they and their affiliates vote their shares in the same manner, their combined stock ownership may effectively give them the power to influence the election of members of our board of directors and other matters reserved for our stockholders.
On January 17, 2024, in connection with the Company’s execution of the Merger Agreement, Mr. Larry Mizel, Mr. David Mandarich and certain of Mr. Mizel’s affiliates and estate planning vehicles (the “Specified Company Stockholders”) entered into a Voting Agreement (the “Voting Agreement”) with Parent, pursuant to which the Specified Company Stockholders have agreed, among other things, to vote their shares of common stock in favor of the adoption of the Merger Agreement and the approval of the Merger and any other matters that would reasonably be expected to facilitate the Merger and against, among other things, any other action, proposal or transaction that is intended, or would reasonably be expected, to impede, interfere with, delay, postpone, discourage or prevent the consummation of, or otherwise adversely affect, the Merger or any of the other transactions contemplated by the Merger Agreement or Voting Agreement. The Voting Agreement also includes certain restrictions on transfer of shares of common stock by such Specified Company Stockholders. The Voting Agreement will automatically terminate upon certain events, including the termination of the Merger Agreement.
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
Our By-laws designate the Court of Chancery of the State of Delaware, subject to certain exceptions, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders and designate the federal district courts of the United States as the exclusive forum for actions arising under the Securities Act of 1933, as amended, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our By-laws, as amended, designate the Court of Chancery of the State of Delaware, to the fullest extent permitted by law, as the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of the Company, (b) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, or other employee or agent of the Company to the Company or its stockholders, or a claim of aiding and abetting any such breach of fiduciary duty, (c) any action asserting a claim arising pursuant to any provision of the DGCL, the Company’s Amended and Restated Certificate of Incorporation or the By-laws, (d) any action to interpret, apply, enforce or determine the validity of the Company’s Amended and Restated Certificate of Incorporation or By-laws, or (e) any action asserting a claim governed by the internal affairs doctrine. If the Court of Chancery of the State of Delaware lacks jurisdiction over such action or proceeding, the sole and exclusive forum for such action or proceeding shall be another court of the State of Delaware or, if no court of the State of Delaware has jurisdiction, then the federal district court for the District of Delaware. In addition, the By-laws provide that the federal district courts of the United States are the sole and exclusive forum for any complaint raising a cause of action arising under the Securities Act of 1933, as amended.
Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our By-laws described above. In addition, to the fullest extent permitted by law, any person who, or entity that, holds, purchases or otherwise acquires an interest in stock of the Company shall be deemed to have consented to the personal jurisdiction of the Court of Chancery of the State of Delaware (or if the Court of Chancery does not have jurisdiction, another court of the State of Delaware, or if no court of the State of Delaware has jurisdiction, the federal district court for the District of Delaware) in any proceeding brought to enjoin any action by that person or entity that is inconsistent with the exclusive jurisdiction provided for in our By-Laws. To the fullest extent permitted by applicable law, if any action the subject matter of which is within the scope of the exclusive forum provisions in our By-Laws is filed in a court other than as specified above in the name of any stockholder, such stockholder shall be deemed to have consented to (a) the personal jurisdiction of the Court of Chancery of the State of Delaware, another court in the State of Delaware or the federal district court in the District of Delaware, as appropriate, in connection with any action brought in any such court to enforce the exclusive forum provisions of our By-Laws and (b) having service of process made upon such stockholder in any such action by service upon such stockholder’s counsel in the action as agent for such stockholder.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our By-laws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.
Risks Related to the Merger
The Merger is subject to receipt of approval from our stockholders as well as the satisfaction of other closing conditions, including conditions that may not be satisfied or completed within the expected timeframe, if at all.
The consummation of the Merger is subject to a number of important closing conditions that make the closing and timing of the Merger uncertain. These conditions include, among others, the (i) affirmative vote of the holders of a majority of all of the outstanding shares of common stock to adopt the Merger Agreement; (ii) expiration or termination of any waiting period (and extensions thereof) applicable to the transactions contemplated by the Merger Agreement, including the Merger, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder; (iii) absence of any law, order or injunction enacted or issued after the date of the Merger Agreement restraining, enjoining or otherwise prohibiting the Merger; and (iv) absence of certain events constituting a material adverse effect on the Company’s business following the date of the Merger Agreement. We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required consents and approvals are obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within either our or Parent’s control, and neither us nor Parent can predict when or if these conditions will be satisfied (or waived, if applicable).
Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to customary materiality qualifications) and compliance in all material respects with the covenants and agreements contained in the Merger Agreement as of the closing of the Merger, including, with respect to us, covenants to conduct our business in the ordinary course and to not engage in certain kinds of material transactions prior to closing.
Failure to complete the Merger in a timely manner, or at all, could negatively impact our future business and our financial condition, results of operations and cash flows.
The Merger may not be completed within the expected timeframe, or at all, as a result of various factors and conditions, some of which may be beyond our control. If the Merger is not completed for any reason, including as a result of our stockholders failing to adopt the Merger Agreement, our stockholders will not receive any payment for their shares in connection with the Merger. Instead, the Company will remain an independent public company, and its shares will continue to be traded on the New York Stock Exchange and registered under the Securities Exchange Act of 1934, as amended, and we will be required to continue to file periodic reports with the SEC. Moreover, our ongoing business may be materially adversely affected and we would be subject to a number of risks, including the following:
•we may experience negative reactions from the financial markets, including negative impacts on our stock price, and it is uncertain when, if ever, the price of the shares would return to the prices at which the shares currently trade;
•we may experience negative publicity, which could have an adverse effect on our ongoing operations including, but not limited to, retaining and attracting employees, customers, partners, suppliers and others with whom we do business;
•we will still be required to pay certain significant costs relating to the Merger, such as legal, accounting, financial advisor, printing and other professional services fees, which may relate to activities that we would not have undertaken other than in connection with the Merger;
•we may be required to pay a cash termination fee to Parent, as required under the Merger Agreement under certain circumstances;
•while the Merger Agreement is in effect, we are subject to restrictions on the conduct of our business, including restrictions on our ability to engage in certain kinds of material transactions, which could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially adversely affect our business, results of operations and financial condition;
•matters relating to the Merger require substantial commitments of time and resources by our management, which could result in the distraction of management from ongoing business operations and pursuing other opportunities that could have been beneficial to us; and
•litigation related to the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.
If the Merger is not consummated, the risks described above may materialize and they may have a material adverse effect on our business operations, financial results and stock price, especially to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed.

We are subject to certain restrictions in the Merger Agreement that may hinder operations pending the consummation of the Merger.
The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the Merger and restricts us, without Parent’s consent, from taking certain specified actions until the Merger is completed, subject to certain exceptions. These restrictions may affect our ability to execute our business strategies and attain our financial and other goals and may impact our financial condition, results of operations and cash flows.
These restrictions could be in place for an extended period of time if the consummation of the Merger is delayed, which may delay or prevent us from undertaking business opportunities that, absent the Merger Agreement, we might have pursued, or from effectively responding to competitive pressures or industry developments.
Whether or not the Merger is completed, the pending Merger may disrupt our current plans and operations, which could have an adverse effect on our business and financial results. For these and other reasons, the pendency of the Merger could adversely affect our business and financial results.
We will be subject to various uncertainties while the Merger is pending that may cause disruption and may make it more difficult to maintain relationships with employees, clients, customers, and others with whom we do business.
Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. In connection with the Merger, our current and prospective employees may experience uncertainty about their future roles with the combined company following the Merger, which may materially adversely affect our ability to attract and retain key personnel while the Merger is pending. Key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company following the Merger. Accordingly, no assurance can be given that we will be able to attract and retain key employees to the same extent that we have been able to in the past. If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow and operate our business effectively.
As mentioned above, some amount of our management’s and employees’ attention is being directed toward the completion of the Merger and thus is being diverted from our day-to-day operations. The Merger further could cause disruptions to our business or business relationships, which could have an adverse impact on our results of operations. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties. The pursuit of the Merger and the preparation for the integration may also place a significant burden on management and internal resources. The diversion of management’s attention away from day-to-day business concerns could adversely affect our financial results.
The Merger Agreement contains provisions that could discourage a third party from making a competing acquisition proposal.
The Merger Agreement contains certain customary restrictions on our ability to solicit proposals from third parties for an acquisition of the Company prior to obtaining the approval of the Merger Agreement from our stockholders. In addition, subject to certain customary “fiduciary out” exceptions, the Board is required to recommend that our stockholders vote in favor of the approval of the Merger, the Merger Agreement and the transactions contemplated thereby.
We may, under certain circumstances, be obligated to pay a termination fee to Parent and/or reimburse Parent for its expenses. These costs could require us to use cash that would have otherwise been available for other uses.
These provisions might discourage an otherwise-interested third party from considering or proposing an acquisition of the Company, including proposals that may be deemed to offer greater value to our stockholders than as provided in the Merger Agreement. Furthermore, even if a third party elects to propose an acquisition, the requirement that we must pay a termination fee to accept any such proposal may cause that third party to offer a lower price to our stockholders than such third party might otherwise have offered.
In certain instances, the Merger Agreement requires us to pay a termination fee to Parent, which could affect the decisions of a third party considering making an alternative acquisition proposal.
Under the terms of the Merger Agreement, we may be required to pay Parent a termination fee under specified conditions, including in the event Parent terminates the Merger Agreement before receipt of our stockholders’ approval due to a change in recommendation by our Board of Directors, in the event we terminate the Merger Agreement to enter into an alternative acquisition agreement providing for a superior proposal, or in the event we enter into a definitive agreement providing for or consummate an alternative transaction within twelve months of termination of the Merger Agreement in certain circumstances. This payment could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us and could discourage a third party from making a competing acquisition proposal, including a proposal that may be deemed to offer greater value to our stockholders than the Merger.
We have incurred, and will continue to incur, direct and indirect costs as a result of the Merger.
We have incurred, and will continue to incur, significant costs and expenses, including regulatory costs, fees for professional services and other transaction costs in connection with the Merger, for which we will have received little or no benefit if the Merger is not completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger.
Litigation challenging the Merger Agreement may prevent the Merger from being consummated within the expected timeframe or at all.
Lawsuits may be filed against us, our Board of Directors or other parties to the Merger Agreement, challenging our acquisition by Parent or making other claims in connection therewith. Such lawsuits may be brought by our purported stockholders and may seek, among other things, to enjoin consummation of the Merger. One of the conditions to the consummation of the Merger is that the consummation of the Merger is not restrained, made illegal, enjoined or prohibited by any order or legal or regulatory restraint or prohibition of a court of competent jurisdiction or any governmental entity. As such, if the plaintiffs in such potential lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective, or from becoming effective within the expected timeframe.
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
The Company understands the importance of preventing, assessing, identifying, and managing material risks associated with cybersecurity threats. Cybersecurity processes to assess, identify and manage risks from cybersecurity threats have been incorporated as a part of the Company’s overall risk assessment process. On a regular basis we implement into our operations these cybersecurity processes, technologies, and controls to assess, identify, and manage material risks. Specifically, we engage a third-party cybersecurity firm to assist with network and endpoint monitoring, cloud system monitoring and assessment of our incident response procedures. Further, we employ periodic penetration testing and tabletop exercises to inform our risk identification and assessment of material cybersecurity threats.
To manage our material risks from cybersecurity threats and to protect against, detect, and prepare to respond to cybersecurity incidents, we undertake the below listed activities:
a.Monitor emerging data protection laws and implement changes to our processes to comply;
b.Conduct periodic customer data handling and use requirement training for our employees;
c.Conduct annual cybersecurity management and incident training for employees involved in our systems and processes that handle sensitive data;
d.Conduct regular phishing email simulations for all employees; and
e.Carry cybersecurity risk insurance that provides protection against the potential losses arising from a cybersecurity incident
Our incident response plan coordinates the activities that we and our third-party cybersecurity provider take to prepare to respond and recover from cybersecurity incidents, which include processes to triage, assess severity, investigate, escalate, contain, and remediate an incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage.
As part of the above processes, we engage with consultants to review our cybersecurity program to help identify areas for continued focus, improvement, and compliance.
Our processes also include assessing cybersecurity threat risks associated with our use of third-party services providers in normal course of business use, including those in our supply chain or who have access to our customer and employee data or our systems. Third-party risks are included within our risk management process discussed above. In addition, we assess cybersecurity considerations in the selection and oversight of our third-party services providers, including due diligence on the third parties that have access to our systems and facilities that house systems and data.

We describe whether and how risks from identified cybersecurity threats have or that are reasonably likely to affect our financial position, results of operations and cash flows, under the heading “Information technology failures and cybersecurity breaches could harm our business” included as part of our Item 1A. Risk Factors of this Annual Report on Form 10-K, which disclosures are incorporated by reference herein.
Our Audit Committee of the Board of Directors is responsible for oversight of our risk assessment, risk management, disaster recovery procedures and cybersecurity risks. Periodically during each year, the Audit Committee receives an overview from our Vice President of IT of our cybersecurity threat risk management and strategy processes, including potential impact on the Company, the efforts of management to manage the risks that are identified and our disaster recovery preparations. Members of the Board of Directors regularly engage in discussions with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.
Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Vice President of IT. Our Vice President of IT has over 20 years of experience in various roles involving managing information security, developing cybersecurity strategy, and implementing cybersecurity programs. The Vice President of IT is informed about and monitors the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of the cybersecurity risk management and strategy processes described above, including our incident response plan.
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

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
At December 31, 2023, we had 507 shareholders of record. The shares of our common stock are traded on the New York Stock Exchange under the trading symbol MDC. On January 25, 2021, the Company declared an 8% stock dividend that was distributed on March 17, 2021 to shareholders of record on March 3, 2021. In accordance with Accounting Standards Codification Topic 260, “Earnings per Share”, weighted-average shares outstanding, and dividends declared per share have been restated for all periods presented to reflect the effect of this stock dividend.
The table below sets forth the cash dividends declared and paid in 2023, 2022 and 2021:

	Date of Declaration	Date of Payment	Dividend per Share	Total Dividends Paid
	(In thousands)
2023
First Quarter	01/23/23	02/22/23	$0.50	$36,543
Second Quarter	04/17/23	05/24/23	0.50	36,565
Third Quarter	07/24/23	08/23/23	0.55	41,064
Fourth Quarter	10/23/23	11/22/23	0.55	41,065
			$2.10	$155,237
2022
First Quarter	01/24/22	02/23/22	$0.50	$35,583
Second Quarter	04/26/22	05/25/22	0.50	35,580
Third Quarter	07/26/22	08/24/22	0.50	35,622
Fourth Quarter	10/24/22	11/23/22	0.50	35,632
			$2.00	$142,417
2021
First Quarter	01/25/21	02/24/21	$0.37	$25,978
Second Quarter	04/26/21	05/26/21	0.40	28,249
Third Quarter	07/26/21	08/25/21	0.40	28,276
Fourth Quarter	10/25/21	11/24/21	0.50	35,339
			$1.67	$117,842

The following table provides information about our repurchases of common stock during the Three Months Ended December 31, 2023:

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number of Shares that may yet be Purchased under the Plan or Program (2)
October 1 to October 31, 2023	989	40.37	—	4,000,000
November 1 to November 30, 2023	—	N/A	—	4,000,000
December 1 to December 31, 2023	—	N/A	—	4,000,000
__________________________________
(1)     Represents shares of common stock withheld by us to cover withholding taxes due upon the vesting of restricted stock award shares, at the election of certain holders of nonvested shares, with market value approximating the amount of withholding taxes due.
(2)     We are authorized to repurchase up to 4,000,000 shares of our common stock. There were no shares of MDC common stock repurchased under this repurchase program during the years ended December 31, 2023, 2022 or 2021. This repurchase authorization was announced on October 25, 2005 and has no expiration.
Performance Graph
Set forth below is a graph comparing the yearly change in the cumulative total return of MDC's common stock with the cumulative total return of the S&P 500® Stock Index and with that of a peer group of other homebuilders over the five-year period ended December 31, 2023, weighted as of the beginning of that period.
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

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in “Item 1A, Risk Factors.” This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

	2023	2022	2021
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$4,520,296	$5,586,264	$5,102,456
Home cost of sales	(3,684,487)	(4,214,379)	(3,924,093)
Inventory impairments	(29,700)	(121,875)	(1,600)
Total cost of sales	(3,714,187)	(4,336,254)	(3,925,693)
Gross profit	806,109	1,250,010	1,176,763
Gross margin %	17.8%	22.4%	23.1%
Selling, general and administrative expenses	(429,894)	(536,395)	(493,993)
Loss on debt retirement	—	—	(23,571)
Interest and other income	73,567	10,843	5,965
Other income (expense), net	350	(32,991)	(5,476)
Homebuilding pretax income	450,132	691,467	659,688

Financial Services:
Revenues	122,570	131,723	152,212
Expenses	(62,942)	(71,327)	(64,477)
Other income (expense), net	16,345	7,991	4,271
Financial services pretax income	75,973	68,387	92,006

Income before income taxes	526,105	759,854	751,694
Provision for income taxes	(125,100)	(197,715)	(178,037)
Net income	$401,005	$562,139	$573,657

Earnings per share:
Basic	$5.42	$7.87	$8.13
Diluted	$5.29	$7.67	$7.83

Weighted average common shares outstanding:
Basic	73,505,508	71,035,558	70,174,281
Diluted	75,357,965	72,943,844	72,854,601

Cash dividends declared per share	$2.10	$2.00	$1.67

Cash provided by (used in):
Operating Activities	$561,630	$905,646	$(207,990)
Investing Activities	$469,443	$(585,885)	$(27,679)
Financing Activities	$(105,271)	$(206,125)	$335,156

EXECUTIVE SUMMARY
Overview
Industry Conditions and Outlook for MDC*
During 2023, housing market conditions stabilized compared to the more challenging housing market conditions that were present during much of 2022. The majority of 2022 saw housing demand deteriorate as 30-year fixed mortgage rates increased significantly due to the Federal Reserve's aggressive actions to combat inflationary pressures, which caused many buyers to pause and reconsider a home purchase. This resulted in lower gross orders and higher cancellations. In comparison, we saw a much more modest pace of interest rate changes during 2023, which has given consumers the confidence to move forward with their home purchase decision. The housing market continues to see inventory levels that remain undersupplied relative to demand due to (1) the underproduction of new homes over the past decade, and (2) near record low levels of existing home resale inventory as the majority of homeowners with a mortgage have an interest rate below 4%. As a result, our net orders increased 42% during the year ended 2023 as compared to the prior year. Further, supply chain conditions have also normalized to a large degree with average construction build times improving year-over-year.

During 2023, we executed on our strategic pivot to build more speculative inventory, due to a shift in consumer preferences and the ongoing uncertainty around mortgage rates. The demand for our quick move-in homes was strong, with spec homes representing 75% of our gross orders during 2023. During the year we introduced our Curated by the Home GalleryTM concept. These homes include finish details selected by members of our professional design team specific to our home plans. This allows us to capitalize on our design expertise, given our experience with build-to-order homes, to deliver thoughtfully designed homes to quick move-in homebuyers. This pivot to speculative inventory helped reduce cycle times and cancellation activity and in turn drove improved inventory turnover. We ended the year with 13.5 unsold homes under construction, excluding model homes, per active community and just 1.5 completed spec homes per active community.

We believe we are well-positioned to navigate the ever-evolving market conditions given our seasoned leadership team and strong financial position. We ended the quarter with total cash and cash equivalents and marketable securities of $1.72 billion, total liquidity of $2.77 billion and no senior note maturities until 2030. We generated cash flow from operating activities during the year ended December 31, 2023 of $561.6 million and ended the year with a debt-to-capital ratio of 30.7%.

We believe that the underproduction of new homes over the past decade and the constrained supply of existing home resale inventory will benefit the industry over the long term. Further, the Federal Reserve has made more measured adjustments to combat inflation during 2023 versus the aggressive measures taken in 2022. With that said, the current demand for new homes is subject to continued uncertainty due to many factors, including ongoing inflation concerns, the Federal Reserve's efforts to reduce capital in the market and the resulting impact on mortgage interest rates, consumer confidence, the current geopolitical environment and other factors. The potential effect of these factors is highly uncertain and could adversely and materially impact our operations and financial results in future periods.
Proposed Merger*
On January 17, 2024, we entered into the Merger Agreement with Parent, Merger Sub, and solely for purposes of certain provisions specified therein, the Guarantor, providing for the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation. The Company has incurred and will incur certain significant costs relating to the Merger, such as legal, accounting, financial advisory, printing and other professional services fees, as well as other customary payments. We currently expect the Merger, which is subject to stockholder and regulatory approvals, and other customary closing conditions, to close in the first half of 2024. See Part I, Item 1 “Business” and Item 1A, “Risk Factors” above.
Results for the Twelve Months Ended December 31, 2023
For the year ended December 31, 2023, we reported net income of $401.0 million, or $5.29 per diluted share, a 29% decrease compared to net income of $562.1 million, or $7.67 per diluted share, for the prior year period. Our homebuilding business was the driver of the difference, as pretax income decreased $241.3 million, or 35%. This was slightly offset by both our financial services business, as pretax income increased $7.6 million, or 11%, and our effective tax rate, which decreased to 23.8% during the year ended December 31, 2023 compared to 26.0% in the prior year period. The decrease in homebuilding pretax income was the result of a 19% decrease in home sale revenues and a 460 basis point decrease in gross margin. This decrease in homebuilding pretax income was partially offset by project abandonment expense of $33.1 million and $121.9 million of inventory impairments incurred in the year ended December 31, 2022 compared to $29.7 million of inventory impairments incurred during 2023. This was further offset by an increase in interest and other income to $73.6 million during the period ended December 31, 2023 compared to $10.8 million during the prior year period. The increase in financial services pretax income was primarily due to our mortgage operations business, driven by a decrease in salary related expenses due to lower headcount, the allocation of revenue from our homebuilding business associated with our financing incentives and an increase in capture rate. This was partially offset by a decrease in closing volume during the period ended December 31, 2023. Our other financial services operations saw an increase in interest income due to increases in both interest rates and our cash and short-term investments year-over-year. The decrease in our effective tax rate was due to a decrease on limitations on deductible executive compensation, as well as an increase in tax windfalls recognized upon the vesting and exercise of equity awards.
* See “Forward-Looking Statements” above.
Homebuilding
Pretax Income (Loss)

	Year Ended December 31,
	2023	Change		2022	Change		2021
		Amount	%		Amount	%
	(Dollars in thousands)
West	$219,560	$(193,866)	(47)%	$413,426	$(49,876)	(11)%	$463,302
Mountain	143,838	(101,618)	(41)%	245,456	13,933	6%	231,523
East	64,222	(62,602)	(49)%	126,824	67,330	113%	59,494
Corporate	22,512	116,751	124%	(94,239)	392	—%	(94,631)
Total homebuilding pretax income	$450,132	$(241,335)	(35)%	$691,467	$31,779	5%	$659,688
Homebuilding pretax income for 2023 was $450.1 million, a decrease of $241.3 million from $691.5 million for the year ended December 31, 2022. The decrease was primarily attributable to a 19% decrease in home sale revenues and a 460 basis point decrease in gross margin from home sales. These decreases were partially offset by project abandonment expense of $33.1 million during the year ended December 31, 2022.
Our West segment experienced a $193.9 million year-over-year decrease in pretax income, as a result of a 13% decrease in home sale revenues and a decrease in gross margin from home sales. Our Mountain segment experienced a $101.6 million decrease in pretax income from the prior year, as a result of an 25% decrease in home sale revenues and a decrease in gross margin from home sales. Our East segment experienced a $62.6 million decrease in pretax income from the prior year, primarily due to a 28% decrease in home sale revenues and a decrease in gross margin from home sales. Our Corporate segment experienced a $116.8 million increase in pretax income, due primarily to an increase in interest income from money market funds, time deposits and marketable securities acquired in the current year and a decrease in stock-based and deferred compensation expense.
Assets

	December 31,		Change
	2023	2022	Amount	%
	(Dollars in thousands)
West	$2,155,357	$2,275,144	$(119,787)	(5)%
Mountain	874,031	1,005,622	(131,591)	(13)%
East	459,078	427,926	31,152	7%
Corporate	1,608,726	1,249,370	359,356	29%
Total homebuilding assets	$5,097,192	$4,958,062	$139,130	3%
Total homebuilding assets increased 3% from December 31, 2022 to December 31, 2023. Homebuilding assets decreased in our West and Mountain homebuilding operating segments largely due to a decrease in land and land under development as of period-end. Homebuilding assets increased in our East homebuilding operating segment largely due to an increase in housing completed and under construction, partially offset by a decrease in land and land under development as of period end. Corporate assets increased due to an increase in cash and cash equivalents year-over-year.

New Home Deliveries & Home Sale Revenues:
Changes in home sale revenues are impacted by changes in the number of new homes delivered and the average selling price of those delivered homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	December 31,
	2023			2022			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
West	4,821	$2,624,373	$544.4	5,234	$3,024,056	$577.8	(8)%	(13)%	(6)%
Mountain	2,028	1,267,586	625.0	2,616	1,689,376	645.8	(22)%	(25)%	(3)%
East	1,379	628,337	455.6	1,860	872,832	469.3	(26)%	(28)%	(3)%
Total	8,228	$4,520,296	$549.4	9,710	$5,586,264	$575.3	(15)%	(19)%	(5)%

	December 31,
	2022			2021			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
West	5,234	$3,024,056	$577.8	5,732	$2,964,766	$517.2	(9)%	2%	12%
Mountain	2,616	1,689,376	645.8	2,770	1,567,198	565.8	(6)%	8%	14%
East	1,860	872,832	469.3	1,480	570,492	385.5	26%	53%	22%
Total	9,710	$5,586,264	$575.3	9,982	$5,102,456	$511.2	(3)%	9%	13%
For the twelve months ended December 31, 2023, the decrease in the number of new homes delivered in each of our segments was primarily driven by a decrease in the number of homes under construction (excluding models) to begin the period. This decrease was partially offset within each segment by an increase to monthly absorption rates and decreased cycle times during the twelve months ended December 31, 2023. The average selling price of homes delivered was negatively impacted by increased incentives during the twelve months ended December 31, 2023.
West Segment Commentary
For the year ended December 31, 2023, the decrease in new home deliveries was driven by the factors discussed above. The average selling price of homes delivered decreased as a result of a shift in closing mix to our Arizona divisions from our California divisions as well as a change in mix to more affordable product and the increased incentives discussed above.
Mountain Segment Commentary
For the year ended December 31, 2023, the decrease in new home deliveries was driven by the factors discussed above. The average selling price of homes delivered decreased as a result of the increased incentives discussed above.
East Segment Commentary
For the year ended December 31, 2023, the decrease in new home deliveries was driven by the factors discussed above. The average selling price of homes delivered decreased as a result of a change in mix to more affordable product as well as the increased incentives discussed above.

Gross Margin
Our gross margin from home sales for the year ended December 31, 2023 decreased 460 basis points year-over-year from 22.4% to 17.8%. The decrease in gross margin from home sales was driven by increased incentives and to a lesser extent increased construction and land costs year-over-year. This was partially offset by a reduction of inventory impairments to $29.7 million during the current year, compared to $121.9 million of inventory impairments recorded in the prior year.
Inventory Impairments
Inventory impairments recognized by segment for the years ended December 31, 2023, 2022 and 2021 are shown in the table below.

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$3,673	$8,017	$1,600
Mountain	1,533	1,812	—
East	—	—	—
Subtotal	5,206	9,829	1,600
Land and Land Under Development:
West	15,677	88,843	—
Mountain	8,817	20,688	—
East	—	2,515	—
Subtotal	24,494	112,046	—
Total Inventory Impairments	$29,700	$121,875	$1,600
The table below provides quantitative data, for the periods presented, where applicable, used in determining the fair value of the impaired inventory.

	Impairment Data			Quantitative Data
Three Months Ended	Number of Subdivisions Impaired	Inventory Impairments	Fair Value of Inventory After Impairments	Discount Rate
	(Dollars in thousands)
December 31, 2023	3	$2,200	$13,273	12%	—	15%
September 30, 2023	2	6,200	17,116	15%	—	18%
June 30, 2023	1	13,500	17,886		18%
March 31, 2023	1	7,800	13,016		18%
Total		$29,700

December 31, 2022	16	$92,800	$96,496	15%	—	20%
September 30, 2022	9	28,415	44,615	15%	—	18%
March 31, 2022	1	660	1,728		N/A
Total		$121,875

December 31, 2021	1	$1,600	$6,903		N/A
Total		$1,600

Selling, General and Administrative Expenses

	Year Ended December 31,
	2023	Change	2022	Change	2021
	(Dollars in thousands)
General and administrative expenses	$203,878	$(88,471)	$292,349	$46,307	$246,042
General and administrative expenses as a percentage of home sale revenues	4.5%	(70) bps	5.2%	40 bps	4.8%

Marketing expenses	$96,807	$(6,523)	$103,330	$(1,105)	$104,435
Marketing expenses as a percentage of home sale revenues	2.1%	30 bps	1.8%	(20) bps	2.0%

Commissions expenses	$129,209	$(11,507)	$140,716	$(2,800)	$143,516
Commissions expenses as a percentage of home sale revenues	2.9%	40 bps	2.5%	(30) bps	2.8%
Total selling, general and administrative expenses	$429,894	$(106,501)	$536,395	$42,402	$493,993
Total selling, general and administrative expenses as a percentage of home sale revenues (SG&A Rate)	9.5%	(10) bps	9.6%	(10) bps	9.7%
For the year ended December 31, 2023, the decrease in our general and administrative expenses was primarily due to lower stock-based and deferred compensation expenses, as well as decreased compensation related costs associated with a decline in average headcount.
For the year ended December 31, 2023, marketing expenses decreased compared to the previous year as a result of decreased marketing fees, amortization of deferred selling costs, and model home expenses.
For the year ended December 31, 2023, commissions expenses decreased due to decreases in home sale revenues, partially offset by changes in our commission structure.

Other Homebuilding Operating Data
Net New Orders and Active Subdivisions:
Changes in the dollar value of net new orders are impacted by changes in the number of net new orders and the average selling price of those homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	December 31,
	2023				2022				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *

	(Dollars in thousands)
West	4,202	$2,399,987	$571.2	2.51	2,909	$1,735,202	$596.5	2.01	44%	38%	(4)%	25%
Mountain	1,657	1,004,360	606.1	2.50	1,157	788,734	681.7	1.85	43%	27%	(11)%	35%
East	1,285	578,427	450.1	2.85	978	489,946	501.0	2.25	31%	18%	(10)%	27%
Total	7,144	$3,982,774	$557.5	2.57	5,044	$3,013,882	$597.5	2.02	42%	32%	(7)%	27%

	December 31,
	2022				2021				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *

	(Dollars in thousands)
West	2,909	$1,735,202	$596.5	2.01	6,238	$3,417,437	$547.8	5.25	(53)%	(49)%	9%	(62)%
Mountain	1,157	788,734	681.7	1.85	2,926	1,831,755	626.0	4.33	(60)%	(57)%	9%	(57)%
East	978	489,946	501.0	2.25	1,803	789,810	438.1	4.05	(46)%	(38)%	14%	(44)%
Total	5,044	$3,013,882	$597.5	2.02	10,967	$6,039,002	$550.7	4.75	(54)%	(50)%	9%	(57)%
*Calculated as total net new orders in period ÷ average active communities during period ÷ number of months in period

	Active Subdivisions			Average Active Subdivisions
	December 31,			Year Ended December 31,
	2023	2022	% Change	2023	2022	% Change
West	138	134	3%	140	120	17%
Mountain	53	53	—%	55	52	6%
East	35	38	(8)%	38	36	6%
Total	226	225	—%	233	208	12%
For the year ended December 31, 2023, the increase in the number of net new orders in each of our segments was primarily the result of an increase in the monthly sales absorption pace as well as an increase in average active subdivisions. The increase in the monthly sales absorption pace was driven by a decrease in cancellations as a percentage of gross sales during the year ended December 31, 2023. The increased cancellations experienced during the year ended December 31, 2022 was the result of the sharp rise in mortgage interest rates and homebuyer concerns about purchasing in an uncertain housing market. The decrease in the average selling price in each of our segments was due to decreases in base pricing and increased incentives.

Cancellation Rate:

	Cancellations As a Percentage of Homes in Beginning Backlog
	2023				2022
	Three Months Ended
	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
West	16%	16%	19%	26%	25%	17%	10%	8%
Mountain	22%	22%	21%	25%	26%	17%	9%	8%
East	23%	21%	16%	24%	20%	17%	11%	9%
Total	18%	17%	19%	25%	25%	17%	10%	8%

	Cancellations As a Percentage of Gross Sales
	December 31,
	2023	Change	2022	Change	2021
West	26%	(18)%	44%	28%	16%
Mountain	25%	(25)%	50%	32%	18%
East	21%	(17)%	38%	20%	18%
Total	25%	(20)%	45%	28%	17%
In light of our recent pivot to build more spec homes, we believe it is appropriate to view our cancellations as a product of both our beginning backlog as well as our gross sales during the periods. Our cancellation rate as a percentage of homes in beginning backlog decreased during the three months ended December 31, 2023 compared to the same period in 2022, due to a decrease in cancellations during the three months ended December 31, 2023 partially offset by a decrease in beginning backlog to start the period. Further, our cancellation rate as a percentage of gross sales decreased year-over-year during the year ended December 31, 2023 as a result of improved demand as well as the impact of the sharp increase in mortgage interest rates in the prior year period on our homebuyers in backlog who where unable to lock their interest rate prior to these increases.
Backlog:

	December 31,
	2023			2022			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
West	1,272	$789,317	$620.5	1,891	$1,049,805	$555.2	(33)%	(25)%	12%
Mountain	344	237,154	689.4	715	515,460	720.9	(52)%	(54)%	(4)%
East	274	130,524	476.4	368	187,629	509.9	(26)%	(30)%	(7)%
Total	1,890	$1,156,995	$612.2	2,974	$1,752,894	$589.4	(36)%	(34)%	4%
At December 31, 2023, we had 1,890 homes in backlog with a total value of $1.16 billion, representing respective decreases of 36% and 34%, respectively, from December 31, 2022. The decrease in the number of homes in backlog was primarily a result of the shift in consumer preference to quick move-in homes and our associated pivot to build more spec homes. The decrease in average selling price in our Mountain segment was driven by a shift in mix from our Colorado communities to our Utah and Boise communities. The decrease in average selling price in our East segment was driven by a shift in mix to more affordable product in our Jacksonville communities. The increase in average selling price in the West segment was driven by a change in backlog mix from our Arizona communities to our California communities. Our ability to convert backlog into closings could be negatively impacted in future periods by rising mortgage interest rates and other factors, the extent to which is highly uncertain and depends on future developments.

Homes Completed or Under Construction:

	December 31,
	2023	2022	% Change
Unsold:
Completed	339	396	(14)%
Under construction	2,709	1,063	155%
Total unsold started homes	3,048	1,459	109%
Sold homes under construction or completed	1,812	2,756	(34)%
Model homes under construction or completed	542	555	(2)%
Total homes completed or under construction	5,402	4,770	13%
The increase in total unsold started homes and decrease in sold homes under construction or completed is due to a shift in strategy to focus on speculative construction starts given current market conditions and a shift in consumer preferences.
Lots Owned and Optioned (including homes completed or under construction):

	December 31, 2023			December 31, 2022
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total	Total % Change
West	9,957	1,186	11,143	12,667	687	13,354	(17)%
Mountain	5,038	1,088	6,126	5,398	1,561	6,959	(12)%
East	3,004	2,142	5,146	3,534	1,455	4,989	3%
Total	17,999	4,416	22,415	21,599	3,703	25,302	(11)%
Our total owned and optioned lots at December 31, 2023 were 22,415, a decrease of 11% from December 31, 2022. This decrease is a result of our intentional slowdown in land acquisition and approval activity in the second half of 2022 and into the first quarter of 2023 due to the market uncertainty during those periods. We believe that our total lot supply is sufficient to meet our operating needs, consistent with our philosophy of maintaining a two to three year supply of land. See "Forward-Looking Statements" above.
Financial Services

	Year Ended December 31,
		Change			Change
	2023	Amount	%	2022	Amount	%	2021
	(Dollars in thousands)
Financial services revenues
Mortgage operations	$76,479	$3,673	5%	$72,806	$(34,729)	(32)%	$107,535
Other	46,091	(12,826)	(22)%	58,917	14,240	32%	44,677
Total financial services revenues	$122,570	$(9,153)	(7)%	$131,723	$(20,489)	(13)%	$152,212

Financial services pretax income
Mortgage operations	$40,756	$10,579	35%	$30,177	$(39,278)	(57)%	$69,455
Other	35,217	(2,993)	(8)%	38,210	15,659	69%	22,551
Total financial services pretax income	$75,973	$7,586	11%	$68,387	$(23,619)	(26)%	$92,006
For the year ended December 31, 2023, our financial services pretax income increased $7.6 million or 11% from the same period in the prior year. The increase in financial services pretax income was driven by our mortgage operations as a result of a decrease in salary related expenses driven by lower headcount, the allocation of revenue from our homebuilding business associated with our financing incentives and an increase in capture rate. This was partially offset by a decrease in closing volume during the period ended December 31, 2023. Our other financial services businesses experienced a decrease in pretax income driven by our insurance operations, which saw a decrease in revenue due to a decrease in homes closed, partially offset by an increase in interest income due to increases in both interest rates and our cash and short-term investments year-over-year.

The table below sets forth information for our mortgage operations relating to mortgage loans originated and capture rate.

	Year Ended December 31,
	2023	% or Percentage Change	2022	% or Percentage Change	2021
	(Dollars in thousands)
Total Originations:
Loans	5,430	(8)%	5,876	(6)%	6,247
Principal	$2,448,426	(11)%	$2,746,903	5%	$2,622,158
Capture Rate Data:
Capture rate as % of all homes delivered	66%	6%	60%	(2)%	62%
Capture rate as % of all homes delivered (excludes cash sales)	72%	8%	64%	(1)%	65%
Mortgage Loan Origination Product Mix:
FHA loans	26%	13%	13%	(3)%	16%
Other government loans (VA & USDA)	19%	(2)%	21%	2%	19%
Total government loans	45%	11%	34%	(1)%	35%
Conventional loans	55%	(11)%	66%	1%	65%
	100%	—%	100%	—%	100%
Loan Type:
Fixed rate	97%	(2)%	99%	(1)%	100%
ARM	3%	2%	1%	1%	—%
Credit Quality:
Average FICO Score	741	—%	744	1%	740
Other Data:
Average Combined LTV ratio	83%	2%	81%	(3)%	84%
Full documentation loans	100%	—%	100%	—%	100%
Loans Sold to Third Parties:
Loans	5,356	(10)%	5,977	(4)%	6,210
Principal	$2,419,558	(13)%	$2,785,712	9%	$2,563,637
Income Taxes

We recorded an income tax provision of $125.1 million, $197.7 million and $178.0 million for the years ended December 31, 2023, 2022 and 2021, respectively, and our resulting effective income tax rates were 23.8%, 26.0% and 23.7%, respectively. Our tax provision and effective tax rate are driven by (i) pre-tax book income for the full year, adjusted for items that are deductible/non-deductible for tax purposes only (i.e., permanent items); (ii) benefits from federal energy credits; (iii) taxable income generated in state jurisdictions that varies from consolidated income and (iv) stock based compensation windfalls recorded as discrete items. The difference between our effective tax rate for the year ended December 31, 2023 and the federal statutory rate (21%) was primarily due to 4.0% in state taxes and a 1.3% increase due to limitations on deductible executive compensation. These items were partially offset by a 1.7% decrease due to benefits for federal energy credits.

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
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of December 31, 2023, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, payments due on our Mortgage Repurchase Facility, purchase obligations related to expected acquisition of land under purchase agreements and land development agreements (many of which are secured by letters of credit or surety bonds) and operating leases. Other material cash requirements include land acquisition and development costs not yet contracted for, home construction costs, operating expenses, including our selling, general and administrative expenses, investments and funding of capital improvements and dividend payments.
At December 31, 2023, we had outstanding senior notes with varying maturities totaling an aggregate principal amount of $1.5 billion, with none payable within 12 months. Future interest payments associated with the notes total $1.3 billion, with $64.2 million payable within 12 months. As of December 31, 2023, we had $25.3 million of required operating lease future minimum payments.
At December 31, 2023, we had deposits of $28.0 million in the form of cash and $9.2 million in the form of letters of credit that secured option contracts to purchase 4,416 lots for a total estimated purchase price of $437.8 million.
At December 31, 2023, we had outstanding surety bonds and letters of credit totaling $311.0 million and $118.3 million, respectively, including $77.5 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $107.1 million and $62.4 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit. We have made no material guarantees with respect to third-party obligations.
Capital Resources
Our capital structure is primarily a combination of (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our 3.850% senior notes due 2030, 2.500% senior notes due 2031, 6.000% senior notes due 2043, and 3.966% senior notes due 2061; (3) our Revolving Credit Facility; and (4) our Mortgage Repurchase Facility. Because of our current balance of cash, cash equivalents, marketable securities, ability to access the capital markets, and available capacity under both our Revolving Credit Facility and Mortgage Repurchase Facility, we believe that our capital resources are adequate to satisfy our short and long-term capital requirements, including meeting future payments on our senior notes as they become due. See “Forward-Looking Statements” above.
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

Revolving Credit Facility. We have an unsecured revolving credit agreement (“Revolving Credit Facility”) with a group of lenders, which may be used for general corporate purposes. This agreement was amended on December 28, 2020 to (1) increase the aggregate commitment from $1.0 billion to $1.2 billion (the "Commitment"), (2) extend the Revolving Credit Facility maturity of $1.125 billion of the Commitments to December 18, 2025 with the remaining Commitment terminated on December 18, 2023 and (3) provide that the aggregate amount of the commitments may increase to an amount not to exceed $1.7 billion upon our request, subject to receipt of additional commitments from existing or additional lenders and, in the case of additional lenders, the consent of the co-administrative agents.
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
The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of December 31, 2023.
We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. As of December 31, 2023, we had $10.0 million in borrowings and $40.8 million in letters of credit outstanding under the Revolving Credit Facility, leaving a remaining borrowing capacity of $1.07 billion.
The Merger will trigger a change in control event of default under the Revolving Credit Facility, and the Company expects to either obtain lenders’ consent to the transaction prior to closing or terminate the Revolving Credit Agreement and repay all outstanding amounts thereunder in connection with the closing of the Merger.
Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The Mortgage Repurchase Facility was amended on March 25, 2021, May 20, 2021, December 21, 2021, May 19, 2022 and May 18, 2023 to adjust the commitments to purchase for specific time periods. The total capacity of the facility at December 31, 2023 was $225 million. The termination date of the Repurchase Agreement is May 15, 2024.

At December 31, 2023 and 2022, HomeAmerican had $205.0 million and $175.8 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Pricing under the Mortgage Repurchase Facility is based on SOFR.

The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of December 31, 2023.
The Merger will trigger a change in control event of default under the Mortgage Repurchase Facility, and the Company expects to either obtain lender’s consent to the transaction prior to closing or terminate the Mortgage Repurchase Facility and repay all outstanding amounts thereunder in connection with the closing of the Merger.
Dividends
In the years ended December 31, 2023 and 2022, we paid dividends of $2.10 per share and $2.00 per share, respectively.
MDC Common Stock Repurchase Program
At December 31, 2023, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock under this repurchase program during the year ended December 31, 2023.
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
Operating Cash Flow Activities
For the year ended December 31, 2023, net cash provided by operating activities was $561.6 million compared with net cash provided by operating activities of $905.6 million in the prior year. During the years ended December 31, 2023 and 2022, the most significant source of cash provided by operating activities was net income of $401.0 million and $562.1 million, respectively. Another significant source of cash provided by operating activities during the year ended December 31, 2023 was cash provided by the decrease in land and land under development of $349.8 million compared to cash used by the increase in land and land under development of $95.4 million in the prior year. This decrease in 2023 was the result of home starts outnumbering lot acquisitions during the period. Cash used by the increase in housing completed or under construction for the year ended December 31, 2023 was $163.9 million, as the number of homes under construction increased during the period. Cash provided by the decrease in housing completed or under construction for the year ended December 31, 2022 was $186.3 million as the number of homes under construction decreased during the period. Cash used to decrease accounts payable and accrued liabilities for the years ended December 31, 2023 and 2022 was $74.1 million and $18.5 million, respectively. This change was due to the decreased construction spend during the twelve months ended December 31, 2023. Cash used to increase mortgage loans held-for-sale was $28.7 million compared to cash provided by the decrease in mortgage loans held-for-sale of $53.0 million in the years ended December 31, 2023 and 2022, respectively. This was a result of a increase in loan originations for the year ended December 31, 2023.
Investing Cash Flow Activities
For the year ended December 31, 2023, net cash provided by investing activities was $469.4 million compared with cash used of $585.9 million in the prior year. The primary driver of this increase in cash from investing activities relates to the maturities of marketable securities of $1.7 billion in 2023 compared to only $100.0 million in 2022. The increase was partially offset by $1.2 billion in cash used in the purchase of marketable securities during the current year, compared to $656.8 million in the prior year.
Financing Cash Flow Activities
For the year ended December 31, 2023, net cash used in financing activities was $105.3 million compared with net cash used in financing activities of $206.1 million in the prior year. The primary driver of this decrease in cash used by financing activities was the cash provided by the increase of the mortgage repurchase facility of $29.2 million as of December 31, 2023 compared to cash used to decrease the mortgage repurchase facility of $80.5 million in the prior year. This was driven by an increase in loan originations in the last month of the year ended December 31, 2023 as compared to the prior year. Cash used to fund dividend payments increased year-over year as a result of an increase in the cash dividend declared per share in Q3 2023.
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
Insurance Reserves. The establishment of reserves for estimated losses associated with insurance policies issued by Allegiant and re-insurance agreements issued by StarAmerican are based on actuarial studies that include known facts and interpretations of circumstances, including our experience with similar cases and historical trends involving claim payment patterns, pending levels of unpaid claims, product mix or concentration, claim severity, frequency patterns depending on the business conducted, and changing regulatory and legal environments. Historical trends in claim severity and frequency patterns have been inconsistent and we believe they may continue to fluctuate. It is possible that changes in the insurance payment experience used in estimating our ultimate insurance losses could have a material impact on our insurance reserves. A 10% increase in both the claim frequency and the average cost per claim used to estimate the reserves would result in an increase in our insurance reserves and an associated increase in expense of approximately $18.8 million. A 10% decrease in both the claim frequency and the average cost per claim would result in a decrease in our insurance reserves and an associated reduction in expense of $17.0 million.
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
Stock-Based Compensation. ASC Topic 718, Compensation—Stock Compensation (“ASC 718”) requires that share-based compensation expense be measured and recognized at an amount equal to the fair value of share-based payments granted under compensation arrangements. Determining the appropriate fair value model and calculating the fair value of stock option awards requires judgment, including estimating stock price volatility, annual forfeiture rates and the expected life of an award. For stock option awards granted with just service and/or performance conditions, we estimate the fair value using a Black-Scholes option pricing model. For any stock option awards granted that contain a market condition, we estimate the fair value using a Monte Carlo simulation model. Both the Black-Scholes option pricing model and Monte Carlo simulation utilize the following inputs to calculate the estimated fair value of stock options: (1) closing price of our common stock on the measurement date (generally the date of grant); (2) exercise price; (3) expected stock option life; (4) expected volatility; (5) risk-free interest rate; and (6) expected dividend yield rate. The expected life of employee stock options represents the period for which the stock options are expected to remain outstanding and is derived primarily from historical exercise patterns. The expected volatility is determined based on our review of the implied volatility that is derived from the price of exchange traded options of the Company. The risk-free interest rate assumption is determined based upon observed interest rates appropriate for the expected term of our employee stock options. The expected dividend yield assumption is based on our historical dividend payouts. We determine the estimated fair value of the stock option awards on the date they are granted. The fair values recorded for previously granted stock option awards are not adjusted as subsequent changes in the foregoing assumptions occur; for example, an increase or decrease in the price of our common stock. However, changes in the foregoing inputs, particularly the price of our common stock, expected stock option life and expected volatility, significantly change the estimated fair value of future grants of stock options.
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
As of December 31, 2023, our cash and cash equivalents included commercial bank deposits, money market funds and time deposits and our marketable securities included U.S. government treasury securities with original maturities upon acquisition of less than six months.
We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments, marketable securities and debt. Financial instruments utilized in the normal course of business by HomeAmerican include forward sales of mortgage-backed securities, which are commitments to sell a specified financial instrument at a specified future date for a specified price, mandatory delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price within a specified time period, and best-effort delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price subject to the underlying mortgage loans being funded and closed. Such contracts are the only significant financial and derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process for which an interest rate lock commitment had been made to a borrower that had not closed at December 31, 2023 had an aggregate principal balance of $229.2 million, of which $227.9 million had not yet been committed to a mortgage purchaser. In addition, HomeAmerican had mortgage loans held-for-sale with an aggregate principal balance of $256.3 million at December 31, 2023, of which $151.9 million had not yet been committed to a mortgage purchaser. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale that had not yet been committed to a mortgage purchaser, HomeAmerican had forward sales of securities totaling $311.5 million and $323.0 million at December 31, 2023 and December 31, 2022, respectively.

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

At December 31, 2023, we had $205.0 million of mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported under Mortgage Repurchase Facility in the consolidated balance sheets. The following table provides the maturities, average interest rate and estimated fair value of significant financial instruments that are sensitive to changes in interest rates at December 31, 2023.

	Maturities through December 31,							Estimated Fair Value
	2024	2025	2026	2027	2028	Thereafter	Total
	(Dollars in thousands)
Assets:
Mortgage loans held for sale (1)
Fixed Rate	$256,250	$—	$—	$—	$—	$—	$256,250	$258,212
Average interest rate	5.96%						5.96%
Liabilities:
Fixed rate debt	$—	$—	$—	$—	$—	$1,500,000	$1,500,000	$1,252,457
Average interest rate						4.28%	4.28%
Mortgage facility	$204,981	$—	$—	$—	$—	$—	$204,981	$204,981
Average interest rate	6.13%						6.13%
Derivative and Financial Instruments:
Commitments to originate mortgage loans
Notional amount	$229,165	$—	$—	$—	$—	$—	$229,165	$5,118
Average interest rate	5.88%						5.88%
Forward sales of mortgage backed securities
Notional amount	$311,500	$—	$—	$—	$—	$—	$311,500	$(5,388)
Average interest rate	5.57%						5.57%
__________________________________
(1)All the amounts in this line reflect the expected 2024 disposition of these loans rather than the actual scheduled maturity dates of these mortgages.

Item 8. Financial Statements and Supplementary Data
M.D.C. HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of M.D.C. Holdings, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of M.D.C. Holdings, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated January 30, 2024 expressed an unqualified opinion thereon.

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

Evaluation of Insurance Reserves
Description of the Matter
At December 31, 2023, the insurance reserves totaled $89.3 million for the estimated incurred cost of construction defect claims. As more fully described in Note 1 to the consolidated financial statements, the Company establishes the reserves for estimated losses based on actuarial studies that include known facts and interpretations of circumstances.

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

Evaluation of Inventories for Impairment

Description of the Matter
As of and for the year ended December 31, 2023, the Company reported inventories of approximately $3.3 billion and impairment charges of $29.7 million. The Company’s inventories are primarily associated with subdivisions where it intends to construct and sell homes, including models and unsold homes. As more fully described in Note 1 to the consolidated financial statements, management evaluates inventories for impairment at each quarter end on a subdivision level basis.

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

Our testing of the Company's impairment analysis included, among other procedures, evaluating the significant assumptions and operating data used to estimate the future undiscounted cash flows. To test the home sales revenue assumption included in the estimated future undiscounted cash flows we compared the home sales revenue assumption to historical subdivision operating trends, performed sensitivity analyses over the home sales revenue assumption and evaluated sub-market industry data

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2000.
Denver, Colorado
January 30, 2024

M.D.C. HOLDINGS, INC.
Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
	(Dollars in thousands, except per share amounts)
ASSETS
Homebuilding:
Cash and cash equivalents	$1,475,964	$696,075
Restricted cash	4,094	3,143
Marketable securities	—	443,712
Trade and other receivables	119,004	116,364
Inventories:
Housing completed or under construction	1,881,268	1,722,061
Land and land under development	1,419,778	1,793,718
Total inventories	3,301,046	3,515,779
Property and equipment, net	82,218	63,730
Deferred tax assets, net	38,830	49,252
Prepaids and other assets	76,036	70,007
Total homebuilding assets	5,097,192	4,958,062
Financial Services:
Cash and cash equivalents	162,839	17,877
Marketable securities	78,250	117,388
Mortgage loans held-for-sale, net	258,212	229,513
Other assets	34,592	40,432
Total financial services assets	533,893	405,210
Total Assets	$5,631,085	$5,363,272
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$114,852	$109,218
Accrued and other liabilities	326,478	383,406
Revolving credit facility	10,000	10,000
Senior notes, net	1,483,404	1,482,576
Total homebuilding liabilities	1,934,734	1,985,200
Financial Services:
Accounts payable and accrued liabilities	113,485	110,536
Mortgage repurchase facility	204,981	175,752
Total financial services liabilities	318,466	286,288
Total Liabilities	2,253,200	2,271,488
Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized; 74,661,479 and 72,585,596 issued and outstanding at December 31, 2023 and December 31, 2022, respectively	747	726
Additional paid-in-capital	1,824,434	1,784,173
Retained earnings	1,552,653	1,306,885
Accumulated other comprehensive income	51	—
Total Stockholders' Equity	3,377,885	3,091,784
Total Liabilities and Stockholders' Equity	$5,631,085	$5,363,272
The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Income

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$4,520,296	$5,586,264	$5,102,456
Home cost of sales	(3,684,487)	(4,214,379)	(3,924,093)
Inventory impairments	(29,700)	(121,875)	(1,600)
Total cost of sales	(3,714,187)	(4,336,254)	(3,925,693)
Gross margin	806,109	1,250,010	1,176,763
Selling, general and administrative expenses	(429,894)	(536,395)	(493,993)
Loss on debt retirement	—	—	(23,571)
Interest and other income	73,567	10,843	5,965
Other income (expense), net	350	(32,991)	(5,476)
Homebuilding pretax income	450,132	691,467	659,688

Financial Services:
Revenues	122,570	131,723	152,212
Expenses	(62,942)	(71,327)	(64,477)
Other income (expense), net	16,345	7,991	4,271
Financial services pretax income	75,973	68,387	92,006

Income before income taxes	526,105	759,854	751,694
Provision for income taxes	(125,100)	(197,715)	(178,037)
Net income	$401,005	$562,139	$573,657

Other comprehensive income net of tax:
Unrealized gain related to available-for-sale debt securities	$51	$—	$—
Other comprehensive income	51	—	—
Comprehensive income	$401,056	$562,139	$573,657

Earnings per share:
Basic	$5.42	$7.87	$8.13
Diluted	$5.29	$7.67	$7.83

Weighted average common shares outstanding:
Basic	73,505,508	71,035,558	70,174,281
Diluted	75,357,965	72,943,844	72,854,601
The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Stockholders' Equity
(Dollars in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 31, 2020	64,851,126	$649	$1,407,597	$711,666	$—	$2,119,912
Net Income	—	—	—	573,657	—	573,657
Shares issued under stock-based compensation programs, net	640,869	6	(16,222)	—	—	(16,216)
Cash dividends declared	—	—	—	(117,842)	—	(117,842)
Stock dividend declared	5,192,776	52	279,579	(280,318)	—	(687)
Stock-based compensation expense	—	—	38,322	—	—	38,322
Forfeiture of restricted stock	(16,678)	—	—	—	—	—
Balance at December 31, 2021	70,668,093	$707	$1,709,276	$887,163	$—	$2,597,146
Net Income	—	—	—	562,139	—	562,139
Shares issued under stock-based compensation programs, net	1,931,633	19	16,821	—	—	16,840
Cash dividends declared	—	—	—	(142,417)	—	(142,417)
Stock-based compensation expense	—	—	58,076	—	—	58,076
Forfeiture of restricted stock	(14,130)	—	—		—	—
Balance at December 31, 2022	72,585,596	$726	$1,784,173	$1,306,885	$—	$3,091,784
Net Income	—	—	—	401,005	—	401,005
Other comprehensive income (loss)	—	—	—	—	51	51
Shares issued under stock-based compensation programs, net	2,079,536	21	20,752	—	—	20,773
Cash dividends declared	—	—	—	(155,237)	—	(155,237)
Stock-based compensation expense	—	—	19,509	—	—	19,509
Forfeiture of restricted stock	(3,653)	—	—	—	—	—
Balance at December 31, 2023	74,661,479	$747	$1,824,434	$1,552,653	$51	$3,377,885
The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Operating Activities:
Net income	$401,005	$562,139	$573,657
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	23,468	60,985	39,655
Depreciation and amortization	25,553	27,751	31,666
Inventory impairments	29,700	121,875	1,600
Project abandonment costs	(45)	33,129	5,417
Gain on sale of other assets	—	—	(2,014)
Amortization of discount of marketable debt securities	(29,673)	(4,290)	—
Loss on retirement of debt	—	—	23,571
Deferred income tax expense	10,408	(31,310)	(6,488)
Net changes in assets and liabilities:
Trade and other receivables	21,986	(21,784)	(25,334)
Mortgage loans held-for-sale, net	(28,699)	53,016	(49,973)
Housing completed or under construction	(163,877)	186,265	(431,926)
Land and land under development	349,783	(95,402)	(502,781)
Prepaids and other assets	(3,886)	31,736	8,545
Accounts payable and accrued liabilities	(74,093)	(18,464)	126,415
Net cash provided by (used in) operating activities	561,630	905,646	(207,990)
Investing Activities:
Purchases of marketable securities	(1,166,412)	(656,810)	—
Maturities of marketable securities	1,679,000	100,000	—
Proceeds from sale of other assets	—	—	2,014
Purchases of property and equipment	(43,145)	(29,075)	(29,693)
Net cash provided by (used in) investing activities	469,443	(585,885)	(27,679)
Financing Activities:
Advances on mortgage repurchase facility, net	29,229	(80,548)	53,910
Payments of senior notes	—	—	(276,951)
Proceeds from issuance of senior notes	—	—	694,662
Dividend payments	(155,237)	(142,417)	(118,529)
Payments of deferred debt issuance costs	(36)	—	(1,720)
Issuance of shares under stock-based compensation programs, net	20,773	16,840	(16,216)
Net cash provided by (used in) financing activities	(105,271)	(206,125)	335,156
Net increase in cash, cash equivalents and restricted cash	925,802	113,636	99,487
Cash, cash equivalents and restricted cash:
Beginning of year	717,095	603,459	503,972
End of year	$1,642,897	$717,095	$603,459
Reconciliation of cash, cash equivalents and restricted cash:
Homebuilding:
Cash and cash equivalents	$1,475,964	$696,075	$485,839
Restricted cash	4,094	3,143	12,799
Financial Services:
Cash and cash equivalents	162,839	17,877	104,821
Total cash, cash equivalents and restricted cash	$1,642,897	$717,095	$603,459
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
Description of Business. We have homebuilding operations in Alabama, Arizona, California, Colorado, Florida, Idaho, Maryland, Nevada, New Mexico, Oregon, Pennsylvania, Tennessee, Texas, Utah, Virginia and Washington. The primary functions of our homebuilding operations include land acquisition and development, home construction, purchasing, marketing, merchandising, sales and customer service. We build and sell primarily single-family detached homes, which are designed and built to meet local customer preferences. We are the general contractor for all of our projects and retain subcontractors for site development and home construction.
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
Proposed Merger. On January 17, 2024, the Company entered into an Agreement and Plan of Merger, dated as of January 17, 2024 (the “Merger Agreement”), with SH Residential Holdings, LLC (“Parent”), Clear Line, Inc., a wholly owned subsidiary of Parent (“Merger Sub”), and, solely for the purposes of Section 6.2, Section 6.17 and Section 9.15 of the Merger Agreement, Sekisui House, Ltd. (“Guarantor”). Refer to Note 24, “Subsequent Events” for further information.
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
Restricted Cash. We receive cash earnest money deposits from our customers who enter into home sale contracts. In certain states we are restricted from using such deposits for general purposes, unless we take measures to release state imposed restrictions on such deposits received from homebuyers, which may include posting blanket surety bonds. We had $4.1 million and $3.1 million in restricted cash related to homebuyer deposits at December 31, 2023 and 2022, respectively.
Trade and Other Receivables. Trade and other receivables primarily includes home sale receivables, which reflects cash to be received from title companies or outside brokers associated with closed homes. Generally, we will receive cash from title companies and outside brokers within a few days of the home being closed. At December 31, 2023 and 2022, receivables from contracts with customers were $73.9 million and $85.1 million, respectively, and are included in trade and other receivables on the accompanying consolidated balance sheets.

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

Property and Equipment, net. Property and equipment is carried at cost less accumulated depreciation. For property and equipment related to on-site sales facilities, depreciation is recorded using the units of production method as homes are delivered. For all other property and equipment, depreciation is recorded using a straight-line method over the estimated useful lives of the related assets, which range from 2 to 16 years. Depreciation and amortization expense for property and equipment was $23.9 million, $26.4 million and $30.2 million for the years ended December 31, 2023, 2022 and 2021, respectively, which is recorded in selling, general and administrative expenses in the homebuilding or expenses in the financial services sections of our consolidated statements of operations and comprehensive income.
The following table sets forth the cost and carrying value of our homebuilding property and equipment by major asset category.

	Cost	Accumulated Depreciation and Amortization	Carrying Value
December 31, 2023:	(Dollars in thousands)
Sales facilities	$88,929	$(52,647)	$36,282
Aircraft	54,317	(13,298)	41,019
Computer software and equipment	25,617	(23,181)	2,436
Leasehold improvements	9,481	(7,747)	1,734
Other	3,384	(2,637)	747
Total	$181,728	$(99,510)	$82,218

December 31, 2022:
Sales facilities	$76,171	$(36,113)	$40,058
Aircraft	31,230	(12,150)	19,080
Computer software and equipment	24,072	(22,260)	1,812
Leasehold improvements	8,884	(7,095)	1,789
Other	3,230	(2,239)	991
Total	$143,587	$(79,857)	$63,730
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
Variable Interest Entities. In accordance with ASC Topic 810, Consolidation (“ASC 810”), we analyze our land option contracts and other contractual arrangements to determine whether the corresponding land sellers are variable interest entities (“VIEs”) and, if so, whether we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact VIE’s economic performance, including, but not limited to, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. We also consider whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. We have concluded that, as of December 31, 2023 and 2022, we were not the primary beneficiary of any VIEs from which we are purchasing land under land option contracts.
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
Based on our analysis, we have concluded that as of December 31, 2023 and 2022, our goodwill was not impaired.
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
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through additional and more detailed information about a reportable segment's expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. This amendment modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold, (2) the amount of income taxes paid (net of refunds received) (disaggregated by federal, state, and foreign taxes) as well as individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid net of refunds. (3) the income or loss from continuing operations before income tax expense or benefit (disaggregated between domestic and foreign) and (4) income tax expense or benefit from continuing operations (disaggregated by federal, state and foreign). The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, while retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

3.    Supplemental Income Statement and Cash Flow Disclosure
The table below details homebuilding interest and other income and financial services other income (expense), net:

	Year Ended December 31,
	2023	2022	2021
Homebuilding	(Dollars in thousands)
Interest and other income
Interest income	$70,458	$9,166	$1,502
Other income	3,109	1,677	4,463
Total	$73,567	$10,843	$5,965
Financial Services
Other income (expense), net
Interest income	$16,345	$7,991	$4,271
Total	$16,345	$7,991	$4,271
The table below sets forth supplemental disclosures of cash flow information and non-cash investing and financing activities.

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Cash paid for:
Interest, net of interest capitalized	$917	$744	$632
Income taxes	$161,454	$214,316	$192,372

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
The following tables present revenue and pretax income / (loss) relating to our homebuilding and financial services operations:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Homebuilding
West	$2,624,373	$3,024,056	$2,964,766
Mountain	1,267,586	1,689,376	1,567,198
East	628,337	872,832	570,492
Total homebuilding revenues	$4,520,296	$5,586,264	$5,102,456

Financial Services
Mortgage operations	$76,479	$72,806	$107,535
Other	46,091	58,917	44,677
Total financial services revenues	$122,570	$131,723	$152,212

Total revenues	$4,642,866	$5,717,987	$5,254,668

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Homebuilding
West	$219,560	$413,426	$463,302
Mountain	143,838	245,456	231,523
East	64,222	126,824	59,494
Corporate	22,512	(94,239)	(94,631)
Total homebuilding pretax income	$450,132	$691,467	$659,688

Financial Services
Mortgage operations	$40,756	$30,177	$69,455
Other	35,217	38,210	22,551
Total financial services pretax income	$75,973	$68,387	$92,006

Total pretax income	$526,105	$759,854	$751,694
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

	December 31,
	2023	2022
	(Dollars in thousands)
Homebuilding Assets
West	$2,155,357	$2,275,144
Mountain	874,031	1,005,622
East	459,078	427,926
Corporate	1,608,726	1,249,370
Total homebuilding assets	$5,097,192	$4,958,062

Financial Services
Mortgage operations	$295,092	$267,309
Other	238,801	137,901
Total financial services assets	$533,893	$405,210

Total assets	$5,631,085	$5,363,272

5.    Earnings Per Share
The following table shows our basic and diluted EPS calculations:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands, except per share amounts)
Numerator
Net income	$401,005	$562,139	$573,657
Less: distributed earnings allocated to participating securities	(895)	(717)	(634)
Less: undistributed earnings allocated to participating securities	(1,353)	(2,026)	(2,343)
Net income attributable to common stockholders (numerator for basic earnings per share)	398,757	559,396	570,680
Add back: undistributed earnings allocated to participating securities	1,353	2,026	2,343
Less: undistributed earnings reallocated to participating securities	(1,329)	(1,987)	(2,269)
Numerator for diluted earnings per share under two-class method	$398,781	$559,435	$570,754

Denominator
Weighted-average common shares outstanding	73,505,508	71,035,558	70,174,281
Add: dilutive effect of stock options	1,347,513	1,382,340	2,302,773
Add: dilutive effect of contingently issuable equity awards	504,944	525,946	377,547
Denominator for diluted earnings per share under two-class method	75,357,965	72,943,844	72,854,601

Basic Earnings Per Common Share	$5.42	$7.87	$8.13
Diluted Earnings Per Common Share	$5.29	$7.67	$7.83
Diluted EPS for the years ended December 31, 2023, 2022 and 2021 excluded options to purchase approximately 15,000, 1,861,534 and 15,000 shares, respectively, of common stock because the effect of their inclusion would be anti-dilutive.
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

The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis:

		Fair Value
Financial Instrument	Hierarchy	December 31, 2023	December 31, 2022
		(Dollars in thousands)
Marketable securities
Debt securities (available-for-sale)	Level 1	$78,250	$561,100

Mortgage loans held-for-sale, net	Level 2	$258,212	$229,513

Derivative and financial instruments, net (Note 18)
Interest rate lock commitments	Level 2	$5,118	$(1,678)
Forward sales of mortgage-backed securities	Level 2	$(5,388)	$(5,269)
Mandatory delivery forward loan sale commitments	Level 2	$(816)	$791
Best-effort delivery forward loan sale commitments	Level 2	$(4)	$1,976

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of December 31, 2023 and 2022.

Debt securities. Our debt securities consist of U.S. government treasury securities with original maturities upon acquisition of less than six months and are treated as available-for-sale investments and, as such, are recorded at fair value with all changes in fair value initially recorded through other comprehensive income. Debt securities are reviewed on a regular basis for impairment. There were no impairments recorded during both the twelve months ended December 31, 2023 and 2022.

The estimated fair value, gross unrealized holding gains, gross unrealized holding losses and amortized cost for debt securities by major classification are as follows:

	December 31, 2023				December 31, 2022
	(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government	$78,185	$65	$—	$78,250	$561,100	$—	$—	$561,100
Total Debt Securities	$78,185	$65	$—	$78,250	$561,100	$—	$—	$561,100
Mortgage Loans Held-for-Sale, Net. Our mortgage loans held-for-sale, which are measured at fair value on a recurring basis include (1) mortgage loans held-for-sale that are under commitments to sell and (2) mortgage loans held-for-sale that were not under commitments to sell. At December 31, 2023 and 2022, we had $105.1 million and $142.9 million, respectively, in fair value of mortgage loans held-for-sale that were under commitments to sell. The fair value for those loans was based on quoted market prices for those mortgage loans, which are Level 2 fair value inputs. At December 31, 2023 and 2022, we had $153.1 million and $86.6 million, respectively, in fair value of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from a third-party, which is a Level 2 fair value input. The unpaid principal balances of all mortgage loans held for sale at December 31, 2023 and 2022 were $256.3 million and $232.7 million, respectively.
Gains (losses) on sales of mortgage loans, net, are included as a component of revenues in the financial services section of our consolidated statements of operations and comprehensive income. For twelve months ended December 31, 2023, 2022, and 2021, we recorded gain (loss) on mortgage loans held-for-sale, net of $(0.8) million, $(18.0) million, and $86.4 million, respectively.

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

	December 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
$300 million 3.850% senior notes due January 2030, net	$298,207	$273,580	$297,949	$246,236
$350 million 2.500% senior notes due January 2031, net	347,708	286,957	347,413	255,374
$500 million 6.000% senior notes due January 2043, net	491,351	464,658	491,120	414,017
$350 million 3.966% senior notes due August 2061, net	346,138	227,262	346,094	204,014
Total	$1,483,404	$1,252,457	$1,482,576	$1,119,641

7.    Inventories
The table below sets forth, by reportable segment, information relating to our homebuilding inventories.

	December 31, 2023	December 31, 2022
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$1,163,495	$1,026,880
Mountain	448,735	511,092
East	269,038	184,089
Subtotal	1,881,268	1,722,061
Land and Land Under Development:
West	874,605	1,145,119
Mountain	382,897	433,893
East	162,276	214,706
Subtotal	1,419,778	1,793,718
Total Inventories	$3,301,046	$3,515,779

Inventory impairments recognized by segment for the years ended December 31, 2023, 2022 and 2021 are shown in the table below.

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$3,673	$8,017	$1,600
Mountain	1,533	1,812	—
East	—	—	—
Subtotal	5,206	9,829	1,600
Land and Land Under Development:
West	15,677	88,843	—
Mountain	8,817	20,688	—
East	—	2,515	—
Subtotal	24,494	112,046	—
Total Inventory Impairments	$29,700	$121,875	$1,600
The table below provides quantitative data, for the periods presented, where applicable, used in determining the fair value of the impaired inventory.

	Impairment Data			Quantitative Data
Three Months Ended	Number of Subdivisions Impaired	Inventory Impairments	Fair Value of Inventory After Impairments	Discount Rate
	(Dollars in thousands)
December 31, 2023	3	$2,200	$13,273	12%	—	15%
September 30, 2023	2	6,200	17,116	15%	—	18%
June 30, 2023	1	13,500	17,886		18%
March 31, 2023	1	7,800	13,016		18%
Total		$29,700

December 31, 2022	16	$92,800	$96,496	15%	—	20%
September 30, 2022	9	28,415	44,615	15%	—	18%
March 31, 2022	1	660	1,728		N/A
Total		$121,875

December 31, 2021	1	$1,600	$6,903		N/A
Total		$1,600

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

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Homebuilding interest incurred	$69,901	$69,450	$72,500
Less: Interest capitalized	(69,901)	(69,450)	(72,500)
Homebuilding interest expensed	$—	$—	$—

Interest capitalized, beginning of period	$59,921	$58,054	$52,777
Plus: Interest capitalized during period	69,901	69,450	72,500
Less: Previously capitalized interest included in home and land cost of sales	(65,163)	(67,583)	(67,223)
Interest capitalized, end of period	$64,659	$59,921	$58,054

9.    Homebuilding Prepaids and Other Assets
The following table sets forth the components of homebuilding prepaids and other assets.

	December 31,
	2023	2022
	(Dollars in thousands)
Operating lease right-of-use asset (Note 10)	$21,817	$25,636
Land option deposits	27,988	19,539
Prepaids	15,323	13,333
Goodwill	6,008	6,008
Deferred debt issuance costs on revolving credit facility, net	3,355	5,241
Other	1,545	250
Total	$76,036	$70,007

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
Components of operating lease expense were as follows:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Operating lease cost [1]	$8,634	$8,645	$8,028
Sublease income	(588)	(507)	(156)
Net lease cost	$8,046	$8,138	$7,872
1 Includes variable lease costs, which are immaterial.
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,271	$8,147	$7,598
Leased assets obtained in exchange for new operating lease liabilities	$3,238	$6,980	$1,765
Weighted-average remaining lease term and discount rate for operating leases were as follows:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (years)	3.3	4.0
Weighted-average discount rate	5.5%	5.5%
Maturities of operating lease liabilities were as follows:

Year Ended December 31,
(Dollars in thousands)
2024	$7,551
2025	8,168
2026	6,923
2027	1,722
2028	856
Thereafter	81
Total operating lease payments	$25,301
Less: Interest	(2,180)
Present value of operating lease liabilities [1]	$23,121
____________________________
1 Homebuilding and financial services operating lease liabilities of $22.9 million and $0.2 million, respectively, are included as a component of accrued and other liabilities and accounts payable and accrued liabilities, respectively, in the homebuilding and financial services section of our consolidated balance sheets at December 31, 2023.

11.    Homebuilding Accrued and Other Liabilities and Financial Services Accounts Payable and Accrued Liabilities
The following table sets forth information relating to homebuilding accrued and other liabilities.

	December 31,
	2023	2022
	(Dollars in thousands)
Accrued compensation and related expenses	$93,013	$100,653
Customer and escrow deposits	33,633	42,296
Warranty accrual (Note 12)	44,082	46,857
Lease liability (Note 10)	22,939	26,574
Land development and home construction accruals	19,262	20,028
Accrued interest	30,934	30,934
Income taxes payable	—	23,880
Construction defect claim reserves (Note 13)	11,433	10,466
Retentions payable	14,765	21,519
Other accrued liabilities	56,417	60,199
Total accrued and other liabilities	$326,478	$383,406
A reclassification was made to our prior period financial information, where $21.5 million was reclassed from other accrued liabilities to retentions payable to conform to the current year presentation.
The following table sets forth information relating to financial services accounts payable and accrued liabilities.

	December 31,
	2023	2022
	(Dollars in thousands)
Insurance reserves (Note 13)	$89,326	$84,108
Accounts payable and other accrued liabilities	24,159	26,428
Total accounts payable and accrued liabilities	$113,485	$110,536

12.    Warranty Accrual
The table set forth below summarizes accrual, adjustment and payment activity related to our warranty accrual for the years ended December 31, 2023, 2022 and 2021. The warranty accrual decreased due to the decrease in the number of home closings year-over-year. There were $3.1 million of warranty adjustments during the year ended December 31, 2022. From time to time, we change our warranty accrual rates based on payment trends. Any changes made to those rates did not materially affect our warranty expense or gross margin from home sales for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Balance at beginning of period	$46,857	$37,491	$33,664
Expense provisions	24,122	27,125	22,696
Cash payments	(26,897)	(20,872)	(18,850)
Adjustments	—	3,113	(19)
Balance at end of period	$44,082	$46,857	$37,491

13.    Insurance and Construction Defect Claim Reserves
The following table summarizes our insurance and defect claim reserves activity for the years ended December 31, 2023, 2022 and 2021. These reserves are included as a component of accounts payable and accrued liabilities and accrued and other liabilities in either the financial services or homebuilding sections of the consolidated balance sheets, respectively.

	December 31,
	2023	2022	2021
	(Dollars in thousands)
Balance at beginning of period	$94,574	$82,187	$70,054
Expense provisions	17,721	19,537	19,653
Cash payments, net of recoveries	(11,536)	(7,150)	(7,520)
Adjustments	—	—	—
Balance at end of period	$100,759	$94,574	$82,187
In the ordinary course of business, we make payments from our insurance and construction defect claim reserves to settle litigation claims arising primarily from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the years ended December 31, 2023, 2022 and 2021, are not necessarily indicative of what future cash payments will be for subsequent periods.

14.    Income Taxes
Our provision for income taxes for the years ended December 31, 2023, 2022 and 2021 consisted of the following:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Current tax provision:
Federal	$87,445	$174,965	$148,741
State	27,247	54,060	35,784
Total current	114,692	229,025	184,525

Deferred tax provision:
Federal	8,802	(26,030)	(6,699)
State	1,606	(5,280)	211
Total deferred	10,408	(31,310)	(6,488)
Provision for income taxes	$125,100	$197,715	$178,037
The provision for income taxes differs from the amount that would be computed by applying the statutory federal income tax rate of 21% in 2023, 2022 and 2021 to income before income taxes as a result of the following:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Tax expense computed at federal statutory rate	$110,482	$159,569	$157,856
State income tax expense, net of federal benefit	19,523	30,213	26,441
Limitation on executive compensation	6,509	23,778	14,915
Tax expense (benefit) related to an increase (decrease) in unrecognized tax benefits	(263)	215	(4,044)
Stock based compensation (windfall)/shortfall	(6,701)	(2,553)	(1,830)
Federal energy credits	(8,938)	(15,265)	(14,558)
Rate changes	432	19	81
Change in valuation allowance	1,524	(1,065)	(1,054)
Other	2,532	2,804	230
Provision for income taxes	$125,100	$197,715	$178,037

Effective tax rate	23.8%	26.0%	23.7%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax asset are as follows:

	December 31,
	2023	2022
	(Dollars in thousands)
Deferred tax assets:
State net operating loss carryforwards	$3,906	$2,296
Stock-based compensation expense	1,492	2,896
Warranty, litigation and other reserves	16,542	17,134
Accrued compensation	9,067	8,554
Asset impairment charges	26,316	30,319
Inventory, additional net costs capitalized for tax purposes	10,955	11,399
Other, net	406	1,861
Total deferred tax assets	68,684	74,459
Valuation allowance	(3,775)	(2,251)
Total deferred tax assets, net of valuation allowance	64,909	72,208

Deferred tax liabilities:
Property, equipment and other assets	15,343	11,714
Deferral of profit on home sales	6,139	5,592
Other, net	4,597	5,650
Total deferred tax liabilities	26,079	22,956
Net deferred tax asset	$38,830	$49,252
At December 31, 2023, we had no federal net operating loss or alternative minimum tax carryforwards. However, we had $3.9 million in tax-effected state net operating loss carryforwards. The state operating loss carryforwards, if unused, begin expiring in 2028.
At December 31, 2023, we had a valuation allowance of $3.8 million, an increase of $1.5 million from the prior year. The valuation allowance is related to various state net operating loss carryforwards where realization is uncertain at this time due to the limited carryforward periods coupled with minimal activity that exists in certain states.
At December 31, 2023 and 2022, our total liability for uncertain tax positions including interest and penalties was $0.4 million and $0.6 million, respectively. The following table summarizes activity for the gross unrecognized tax benefit component of our total liability for uncertain tax positions for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Gross unrecognized tax benefits at beginning of year	$646	$383	$8,497
Increases related to prior year tax positions	79	357	162
Decreases related to prior year tax positions	(250)	—	—
Lapse of applicable statute of limitations	(70)	(94)	(8,276)
Gross unrecognized tax benefits at end of year	$405	$646	$383
During the year ended December 31, 2023, we experienced a decrease of $0.2 million in the uncertain tax positions related to state tax filings. At December 31, 2023 and 2022, there was $0.4 million and $0.6 million, respectively, of unrecognized tax benefits that if recognized, would reduce our effective tax rate.

The interest and penalties, net of federal benefit for the years ended December 31, 2023, 2022 and 2021 was $(0.1) million, $(0.1) million and $(0.8) million, respectively, and are included in provision for income taxes in the consolidated statements of operations and comprehensive income. We are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal income tax examination for calendar tax years ending 2020 through 2023. Additionally, we are subject to various state income tax examinations for the 2019 through 2023 calendar tax years.
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
16.    Lines of Credit and Total Debt Obligations
Revolving Credit Facility. We have an unsecured revolving credit agreement (“Revolving Credit Facility”) with a group of lenders, which may be used for general corporate purposes. This agreement was amended on December 28, 2020 to (1) increase the aggregate commitment from $1.0 billion to $1.2 billion (the “Commitment”), (2) extend the Revolving Credit Facility maturity of $1.125 billion of the Commitments to December 18, 2025 with the remaining Commitment terminated on December 18, 2023 and (3) provide that the aggregate amount of the commitments may increase to an amount not to exceed $1.7 billion upon our request, subject to receipt of additional commitments from existing or additional lenders and, in the case of additional lenders, the consent of the co-administrative agents.
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
The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of December 31, 2023.
We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At December 31, 2023 and 2022, there were $40.8 million and $48.3 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. We had $10.0 million and $10.0 million outstanding under the Revolving Credit Facility as of December 31, 2023 and 2022, respectively. As of December 31, 2023, availability under the Revolving Credit Facility was approximately $1.07 billion.
Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The Mortgage Repurchase Facility was amended on March 25, 2021, May 20, 2021, December 21, 2021, May 19, 2022 and May 18, 2023 to adjust the commitments to purchase for specific time periods. The total capacity of the facility at December 31, 2023 was $225 million. The termination date of the Repurchase Agreement is May 15, 2024.

At December 31, 2023 and 2022, HomeAmerican had $205.0 million and $175.8 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Pricing under the Mortgage Repurchase Facility is based on SOFR.

The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of December 31, 2023.
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
Our debt obligations at December 31, 2023 and 2022, net of any unamortized debt issuance costs or discount, were as follows:

	December 31,
	2023	2022
	(Dollars in thousands)
$300 million 3.850% senior notes due January 2030, net	$298,207	$297,949
$350 million 2.500% senior notes due January 2031, net	347,708	347,413
$500 million 6.000% senior notes due January 2043, net	491,351	491,120
$350 million 3.966% senior notes due August 2061, net	346,138	346,094
Total	$1,483,404	$1,482,576

17.    Commitments and Contingencies
Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At December 31, 2023, we had outstanding surety bonds and letters of credit totaling $311.0 million and $118.3 million, respectively, including $77.5 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $107.1 million and $62.4 million, respectively. All letters of credit as of December 31, 2023, excluding those issued by HomeAmerican, were issued under our unsecured Revolving Credit Facility (see Note 16, Lines of Credit and Total Debt Obligations, for further discussion of the Revolving Credit Facility). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.
We have made no material guarantees with respect to third-party obligations.
Litigation Reserves. Because of the nature of the homebuilding business, we have been named as defendants in various claims, complaints and other legal actions arising in the ordinary course of business, including product liability claims and claims associated with the sale and financing of homes. In the opinion of management, the outcome of these ordinary course matters will not have a material adverse effect upon our financial condition, results of operations or cash flows. At both December 31, 2023 and 2022, we had $0.3 million and $1.2 million, respectively, of legal accruals recorded in accrued liabilities in the consolidated balance sheets.
Lot Option Contracts. In the ordinary course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allow us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, and minimizes the amount of land inventories on our consolidated balance sheets. In certain cases, these contracts will be settled shortly following the end of the period. Our obligation with respect to Option Contracts is generally limited to forfeiture of the related deposits. At December 31, 2023, we had cash deposits and letters of credit totaling $25.7 million and $8.0 million, respectively, at risk associated with options to purchase 4,416 lots.

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
The following table sets forth the notional amounts and fair value measurement of our financial instruments at December 31, 2023 and 2022:

	December 31, 2023				December 31, 2022

	Notional Value	Derivative Assets	Derivative Liabilities	Derivatives, Net	Notional Value	Derivative Assets	Derivative Liabilities	Derivatives, Net
	(Dollars in thousands)				(Dollars in thousands)
Interest rate lock commitments	$229,165	$5,124	$6	$5,118	$394,004	$1,566	$3,244	$(1,678)
Forward sales of mortgage-backed securities	311,500	—	5,388	(5,388)	323,000	580	5,849	(5,269)
Mandatory delivery forward loan sale commitments	100,255	122	938	(816)	105,060	794	3	791
Best-effort delivery forward loan sale commitments	5,392	6	10	(4)	139,972	2,161	185	1,976
For the year ended December 31, 2023, we recorded net gains on these derivative and financial instruments measured on a recurring basis of $1.0 million in revenues in the financial services section of our consolidated statements of operations and comprehensive income, compared to net gain of $34.8 million and $2.9 million for the same periods in 2022 and 2021. There are no credit-risk-related contingent features within our derivative agreements, and counterparty risk is considered minimal.

19.    Concentration of Third-Party Mortgage Purchasers
The following table sets forth the percent of mortgage loans sold by HomeAmerican to its primary third party purchasers during 2023, 2022 and 2021. No other third parties purchased greater than 10 percent of our mortgage loans during 2023, 2022 or 2021.

	Year Ended December 31,
	2023	2022	2021
Freddie Mac	23%	6%	3%
PennyMac Loan Services, LLC	16%	15%	37%
PHH Mortgage	16%	—%	—%
Ginnie Mae	11%	10%	9%
Fannie Mae	5%	32%	19%
JPMorgan Chase	4%	4%	13%

20.    Stockholders' Equity
Cash Dividends. In each of the years ended December 31, 2023, 2022 and 2021, we paid dividends of $2.10 per share, $2.00 per share and $1.67 per share, respectively.
Stock Dividends. On January 25, 2021, the Company declared an 8% stock dividend that was distributed on March 17, 2021 to shareholders of record on March 3, 2021.
Common Stock Repurchase Program. At December 31, 2023, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock under this repurchase program during the years ended December 31, 2023, 2022 or 2021. We did not hold any treasury stock at December 31, 2023.
21.    Equity Incentive and Employee Benefit Plans
A summary of our equity incentive plans, restated as applicable for stock dividends, follows.
Employee Equity Incentive Plans. On April 27, 2011, our shareholders approved the M.D.C Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Equity Incentive Plan”) which provided for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards to employees of the Company. Stock options granted under the 2011 Equity Incentive Plan had an exercise price that is at least equal to the fair market value of our common stock on the date the stock option is granted, generally vested in periods up to five years and expired ten years after the date of grant. On April 27, 2021, the 2011 Equity Incentive Plan terminated and awards outstanding at the time the plan terminated remain outstanding in accordance with the terms and conditions of the plan and award agreement. There are 1.4 million remaining shares of MDC common stock reserved for awards under the 2011 Equity Incentive Plan as of December 31, 2023.
On April 26, 2021, our shareholders approved the M.D.C Holdings, Inc. 2021 Equity Incentive Plan (the "2021 Equity Incentive Plan") which provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based and cash awards to employees of the Company. Stock options granted under the 2021 Equity Incentive Plan have an exercise price that is at least equal to the fair market value of our common stock on the date the stock option is granted, generally vest in periods up to five years and expire ten years after the date of grant. On April 17, 2023, our shareholders approved the First Amendment to the M.D.C. Holdings, Inc. 2021 Equity Incentive Plan, which increased the number of shares of Common Stock available under the plan by an additional 3.0 million shares. At December 31, 2023, a total of 5.6 million shares of MDC common stock were reserved for issuance under the 2021 Equity Incentive Plan, of which 2.2 million shares remained available for grant under this plan as of December 31, 2023.
Director Equity Incentive Plans. Effective April 27, 2011, our shareholders approved the M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors (the “2011 Director Stock Option Plan”), which provided for the grant of non-qualified stock options to non-employee directors of the Company. Effective March 29, 2016, our shareholders approved an amendment to the 2011 Director Stock Option Plan to provide the non-employee directors with an alternative to elect to receive an award of restricted stock in lieu of a stock option. Pursuant to the 2011 Director Stock Option Plan as amended, on August 1 of each year, each non-employee director was granted either (1) an option to purchase 25,000 shares of MDC common stock or

(2) shares of restricted stock having an expense to the Company that is equivalent to the stock option. Effective April 20, 2020, our shareholders approved an amendment and restatement of the 2011 Director Stock Option Plan to (1) rename the 2011 Director Stock Option Plan as the M.D.C. Holdings, Inc. 2020 Equity Plan for Non-Employee Directors (such amended and restated 2011 Director Plan, the "2020 Director Equity Plan"), (2) increase the number of shares covered by the annual grant of each stock option to 33,067 shares (without increasing the total number of shares authorized under the plan) to reflect, on a going forward basis, the stock dividends declared by the Company, (3) provide that the number of shares covered by the annual grant shall be proportionally increased or decreased in the future for any increase or decrease in the number of shares of stock outstanding on account of any recapitalization, split, reverse split, combination, exchange, dividend or other distribution payable in shares of stock, and (4) extend the 2020 Director Equity Plan's termination date to April 20, 2030. Each option granted under the 2020 Director Equity Plan vests immediately, becomes exercisable six months after grant, and expires ten years from the date of grant. The option exercise price must be equal to the fair market value (as defined in the plan) of our common stock on the date of grant of the option. Each restricted stock award granted under the 2020 Equity Plan vests seven months after the grant date. At December 31, 2023, a total of 0.3 million shares of MDC common stock were reserved for issuance under the 2020 Director Equity Plan and 0.3 million shares remained available for grant under this plan as of December 31, 2023.
Employee Benefit Plan. We have a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code where each employee may elect to make contributions up to the current tax limits. Effective for 2018 and thereafter, we match employee contributions at a rate of 50% of the first 6% of compensation and, as of December 31, 2023, we had accrued $3.0 million related to the match that is to be contributed in the first quarter of 2024 for 2023 activity. At December 31, 2022, we had accrued $3.5 million related to the match that was contributed in the first quarter of 2023 for 2022 activity. At December 31, 2021, we had accrued $3.6 million related to the match that was contributed during the first quarter of 2022 for 2021 activity.
22.    Stock Based Compensation
Determining Fair Value of Share-Based Option Awards. Most options that we grant contain only a service condition (“Service-Based” option) and therefore vest over a specified number of years as long as the employee is employed by the Company. For Service-Based options, we use the Black-Scholes option pricing model to determine the grant date fair value.
The fair values for Service-Based options granted for the years ended December 31, 2022 and 2021 were estimated using the Black-Scholes option pricing model with the below weighted-average assumptions.

	Year Ended December 31,
	2023	2022	2021
Expected lives of options (years)	N/A	9.4	5.4
Expected volatility	N/A	43.3%	40.4%
Risk free interest rate	N/A	3.7%	0.8%
Dividend yield rate	N/A	5.0%	3.0%
Based on calculations using the Black-Scholes option pricing model, the weighted-average grant date fair values of stock options granted, restated as applicable for stock dividends, during 2022 and 2021 were $8.36 and $14.66, respectively. There were no stock options granted during the year ended 2023. The expected life of options in the table above represents the weighted-average period for which the options are expected to remain outstanding and are derived primarily from historical exercise patterns. The expected volatility is determined based on our review of the implied volatility that is derived from the price of exchange traded options of the Company. The risk-free interest rate assumption is determined based upon observed interest rates appropriate for the expected term of our employee stock options. The dividend yield assumption is based on our history of dividend payouts.

Stock Option Award Activity.  Stock option activity under our option plans, restated as applicable for stock dividends, for the years ended December 31, 2023, 2022 and 2021 were as follows.

	Year Ended December 31,
	2023		2022		2021
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding Stock Option Activity
Outstanding, beginning of year	4,684,481	$26.30	4,240,004	$23.64	4,364,161	$23.37
Granted	—	N/A	1,846,534	28.97	15,000	53.32
Exercised	(1,500,008)	21.74	(1,402,057)	21.77	(139,157)	19.87
Forfeited	—	N/A	—	N/A	—	N/A
Cancelled	—	N/A	—	N/A	—	N/A
Outstanding, end of year	3,184,473	$28.45	4,684,481	$26.30	4,240,004	$23.64

	Year Ended December 31,
	2023		2022		2021
	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value
Unvested Stock Option Activity
Outstanding, beginning of year	144,000	$8.73	432,000	$8.25	875,519	$7.76
Granted	—	—	1,846,534	8.36	15,000	14.66
Vested	(144,000)	8.73	(2,134,534)	8.32	(458,519)	7.52
Forfeited	—	—	—	—	—	—
Unvested, end of year	—	$—	144,000	$8.73	432,000	$8.25
The total intrinsic value of options (difference between price per share as of the exercise date and the exercise price, times the number of options outstanding) exercised during the years ended December 31, 2023, 2022 and 2021 was $33.7 million, $16.2 million and $5.1 million, respectively.
The following table provides data for our stock options that are vested or expected to vest as of December 31, 2023.

Exercisable or expected to vest
Number outstanding	3,184,473
Weighted-average exercise price	$28.45
Aggregate intrinsic value (in thousands)	$85,342
Weighted-average remaining contractual term (years)	7.31

Exercisable
Number outstanding	3,184,473
Weighted-average exercise price	$28.45
Aggregate intrinsic value (in thousands)	$85,342
Weighted-average remaining contractual term (years)	7.31
The aggregate intrinsic values in the tables above represent the total pretax intrinsic values (the difference between the closing price of MDC’s common stock on the last trading day of fiscal 2023 and the exercise price, multiplied by the number of in-the-money stock option shares) that would have been received by the option holders had all in-the-money outstanding stock options been exercised on December 31, 2023.

The following table summarizes information associated with outstanding and exercisable stock options at December 31, 2023.

			Options Outstanding			Options Exercisable
Range of Exercise Price			Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price
$15.01	-	$20.00	14,879	2.03	$17.20	14,879	2.03	$17.20
$20.01	-	$25.00	432,000	6.32	23.90	432,000	6.32	23.90
$25.01	-	$30.00	2,266,560	7.85	28.29	2,266,560	7.85	28.29
$30.01	-	$35.00	432,000	5.59	32.92	432,000	5.59	32.92
$35.01	-	$40.00	24,034	8.58	36.48	24,034	8.58	36.48
$50.01	-	$55.00	15,000	7.58	53.32	15,000	7.58	53.32
Total			3,184,473	7.31	$28.45	3,184,473	7.31	$28.45
Total compensation expense relating to stock options was $0.2 million, $17.4 million and $3.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. Our recognized tax benefit from this expense for the years ended December 31, 2023, 2022 and 2021 was $0.0 million, $0.1 million and $0.1 million, respectively.
As of December 31, 2023, there was no unrecognized compensation cost related to stock options that is expected to be recognized as an expense by the Company in the future.
For the years ended December 31, 2023, 2022 and 2021 the Company received cash from the exercise of stock option awards of $32.6 million, $30.5 million and $2.6 million, respectively. Our realized tax benefit from stock options exercised for the years ended December 31, 2023, 2022 and 2021 was $6.7 million, $2.5 million and $1.1 million, respectively.
Restricted Stock Award Activity. Non-vested restricted stock awards, restated as applicable for stock dividends, at December 31, 2023, 2022 and 2021 and changes during those years were as follows:

	Year Ended December 31,
	2023		2022		2021
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested, beginning of year	363,801	$46.58	347,552	$47.27	413,274	$35.94
Granted	289,694	43.14	240,536	45.21	208,386	53.47
Vested	(205,193)	44.66	(210,157)	45.88	(257,430)	38.49
Forfeited	(3,653)	51.96	(14,130)	50.67	(16,678)	49.21
Unvested, end of year	444,649	$45.18	363,801	$46.58	347,552	$47.27
Total compensation expense relating to restricted stock awards was $16.2 million, $10.2 million and $10.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. Our recognized tax benefit from this expense for the years ended December 31, 2023, 2022 and 2021 was $1.2 million, $1.1 million and $1.4 million, respectively.
At December 31, 2023, there was $6.9 million of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized as an expense by us in the future over a weighted-average period of approximately 1.8 years. The total intrinsic value of unvested restricted stock awards (the closing price of MDC’s common stock on the last trading day of fiscal 2023 multiplied by the number of unvested awards) at December 31, 2023 was $24.6 million. The total intrinsic value of restricted stock which vested during each of the years ended December 31, 2023, 2022 and 2021 was $7.9 million, $9.5 million and $13.4 million, respectively.

Performance Share Unit Awards. The Company has made annual grants of long term performance share unit awards ("PSUs") to each of the Executive Chairman, CEO and the Chief Financial Officer ("CFO"), as detailed in the table below. The PSUs are earned based upon the Company’s performance, over a period of three years (the “Performance Period”), measured by increasing home sale revenues over a “Base Period.” Each award is conditioned upon the Company achieving an average gross margin from home sales (excluding impairments) of at least fifteen percent (15%) over the Performance Period. Target goals will be earned if the Company’s three year average home sale revenues over the Performance Period (“Performance Revenues”) exceed the home sale revenues over the Base Period (“Base Revenues”) by at least 10% but less than 20%. If Performance Revenues exceed the Base Revenues by at least 5% but less than 10%, 50% of the Target Goals will be earned (“Threshold Goals”). If Performance Revenues exceed the Base Revenues by at least 20%, 200% of the Target Goals will be earned (“Maximum Goals”). The number of PSUs earned shall be adjusted to be proportional to the partial performance between the Threshold Goals, Target Goals and Maximum Goals. Details for each defined term above for each grant have been provided in the table below.

				Threshold Goal		Target Goal		Maximum Goal			Maximum Potential Expense to be Recognized *	Maximum Remaining Expense to be Recognized *
Date of Award	Performance Period	Base Period	Base Period Revenues	PSUs	Home Sale Revenues	PSUs	Home Sale Revenues	PSUs	Home Sale Revenues	Fair Value per Share
Aug 23, 2023	January 1, 2023 - December 31, 2025	January 1, 2023 - December 31, 2023	$4.520 billion	198,750	$4.746 billion	397,500	$4.972 billion	795,000	$5.424 billion	$42.18	$33,536	$33,536

Jul 14, 2021	January 1, 2021 - December 31, 2023	January 1, 2020 - December 31, 2020	$3.765 billion	198,750	$3.953 billion	397,500	$4.142 billion	795,000	$4.518 billion	$44.35	$35,255	$—
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
2018 PSU Grants. The 2018 PSU awards vested on April 29, 2021. For the year ended December 31, 2021 the Company recorded share-based award expense of $1.3 million.
2019 PSU Grants. The 2019 PSU awards vested on February 3, 2022. For the year ended December 31, 2021 the Company recorded the required share-based award expense related to the awards of $7.3 million related to these awards.
2020 PSU Grants. The 2020 PSU awards vested on February 3, 2023. For the year ended December 31, 2022 and 2021, the Company recorded the required share-based award expense related to the awards of $9.8 million and $13.4 million, respectively, based on its assessment of the probability for achievement of the performance targets.
2021 PSU Grants. For the year ended December 31, 2023, 2022 and 2021, the Company recorded the required share-based award expense related to the awards of $7.1 million, $23.7 million and $4.4 million, based on its assessment of the probability for achievement of the performance targets.
2023 PSU Grants. For the year ended December 31, 2023, the Company concluded that achievement of any of the performance metrics had not met the level of probability required to record compensation expense and as such, no expense related to these awards was recognized in year-ended 2023.
Our employee equity incentive plans permit us to withhold from the total number of shares that otherwise would be released to a restricted stock or performance share unit award recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due. For the years ended December 31, 2023, 2022, and 2021, 293,366, 294,160 and 316,620 shares were withheld, respectively, resulting in $11.8 million, $13.7 million and $18.8 million of income tax withholding, respectively, being remitted on behalf of the employees.

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
As the combined assets, liabilities and results of operations of M.D.C. Holdings, Inc. and the Guarantor Subsidiaries (the “Obligor Group”) are not materially different from those in the homebuilding section of our consolidated balance sheets and consolidated statements of operations and comprehensive income, separate summarized financial information of the Obligor Group has not been included. As of December 31, 2023 and 2022 amounts due to non-guarantor subsidiaries from the Obligor Group totaled $(39.6) million and $29.7 million, respectively.

24.    Subsequent Events
Announcement of SH Residential Holdings Merger. On January 17, 2024, we entered into the Merger Agreement with Parent, Merger Sub and, solely for the purposes of Section 6.2, Section 6.17 and Section 9.15 of the Merger Agreement, the Guarantor. Pursuant to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation. At the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.01 per share, of the Company, outstanding as of immediately prior to the Effective Time (other than shares of common stock that are (A)(1) held by the Company as treasury stock; (2) held directly by Parent or Merger Sub; or (3) held by any direct or indirect wholly owned subsidiary of Parent or Merger Sub, in each case, immediately prior to the Effective Time (collectively, the “Owned Company Shares”), (B) held by any direct or indirect wholly owned subsidiary of the Company immediately prior to the Effective Time, (C) held by a holder who is entitled to demand, and has properly and validly demanded, appraisal for such shares of common stock in accordance with, and who complies in all respects with, Section 262 of the Delaware General Corporation Law (the “DGCL” and such shares, the “Dissenting Shares”), or (D) subject to vesting restrictions and/or forfeiture back to the Company (“Company RSAs”)) will be automatically converted into the right to receive $63.00 per share, in cash, without interest thereon (the “Merger Consideration”). At the Effective Time, each Owned Company Share will automatically be cancelled and cease to exist, and no consideration or payment will be delivered in exchange therefor or in respect thereof, and each share of common stock held by any direct or indirect wholly owned subsidiary of the Company shall be converted into such number of shares of common stock of the surviving corporation with an aggregate value immediately after the consummation of the Merger equal to the Merger Consideration. At the Effective Time, each Dissenting Share will be cancelled and cease to exist, and the holders of Dissenting Shares will only be entitled to the rights granted to them under Section 262 of the DGCL with respect to such Dissenting Shares.
At the Effective Time, subject to the terms and conditions set forth in the Merger Agreement, each (i) option to purchase shares of common stock granted under any Company equity plan (each, a “Company Option”) that is outstanding and unexercised, whether vested or unvested, as of immediately prior to the Effective Time will be fully vested, cancelled and automatically converted into the right to receive an amount in cash (without interest), if any, equal to the product of (A) the excess (if any) of (1) the Merger Consideration over (2) the exercise price per share of such Company Option, multiplied by (B) the number of shares of common stock subject to such Company Option, subject to any required withholding of taxes; provided, however, that any Company Option with respect to which the applicable per share exercise price is greater than the Merger Consideration will be cancelled without consideration; (ii) Company RSA, whether vested or unvested, that is outstanding as of immediately prior to the Effective Time will be fully vested, cancelled and automatically converted into the right to receive an amount in cash (without interest) equal to the product of (A) the aggregate number of shares of common stock subject to such Company RSA, multiplied by (B) the Merger Consideration, subject to any required withholding of taxes; and (iii) performance stock unit award relating to shares of common stock granted under any Company equity plan (each, a “Company PSU”), whether vested or unvested, that is outstanding as of immediately prior to the Effective Time will be fully vested, cancelled and automatically converted into the right to receive an amount in cash equal to the product of (A) the aggregate number of shares of common stock subject to such Company PSU based on maximum performance, multiplied by (B) the Merger Consideration, subject to any required withholding of taxes.
Our Board of Directors unanimously approved the Merger and the Merger Agreement. If approved by our stockholders, we currently expect the Merger to close in the first half of 2024. Until the closing, we will continue to operate as an independent company.
The closing of the Merger is subject to certain conditions set forth in the Merger Agreement, including, but not limited to, the (i) affirmative vote of the holders of a majority of all of the outstanding shares of common stock to adopt the Merger Agreement; (ii) expiration or termination of any waiting period (and extensions thereof) applicable to the transactions contemplated by the Merger Agreement, including the Merger, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder (“HSR”); (iii) absence of any law, order or injunction enacted or issued after the date of the Merger Agreement restraining, enjoining or otherwise prohibiting the Merger; and (iv) the absence of certain events constituting a material adverse effect on the Company’s business following the date of the Merger Agreement. The obligations of Parent and Merger Sub to consummate the Merger are not subject to any financing condition.
The Company made customary representations and warranties in the Merger Agreement and agreed to customary covenants regarding the operation of the business of the Company and its subsidiaries prior to the consummation of the Merger. The Merger Agreement also provides that the Company, on the one hand, or Parent and Merger Sub, on the other hand, may specifically enforce the obligations under the Merger Agreement, including the obligation to consummate the Merger if the conditions set forth in the Merger Agreement are satisfied. The parties to the Merger Agreement have also agreed to use their respective reasonable best efforts and take certain actions to obtain the requisite regulatory approvals for the transactions contemplated by the Merger Agreement, including the Merger.
From the execution of the Merger Agreement until the earlier to occur of the termination of the Merger Agreement and the Effective Time, the Company will be subject to customary “no-shop” restrictions on its ability to solicit alternative acquisition proposals from third parties and to provide information to, and participate in discussions and negotiations with, third parties regarding any alternative acquisition proposals, subject to a customary “fiduciary out” provision that allows the Company, under certain specified circumstances, to provide information to, and participate or engage in discussions or negotiations with, third parties with respect to an acquisition proposal if the Board determines in good faith (after consultation with the Company’s financial advisor and outside legal counsel) that such alternative acquisition proposal constitutes a superior proposal or would be reasonably likely to result in a superior proposal, and the failure to take such actions would be reasonably likely to be inconsistent with the directors’ fiduciary duties pursuant to applicable law.
The Merger Agreement contains certain termination rights for the Company on the one hand and Parent and Merger Sub on the other hand. Upon termination of the Merger Agreement under specified circumstances, including (i) the Company terminating the Merger Agreement to enter into an alternative acquisition agreement providing for a superior proposal; or (ii) Parent terminating the Merger Agreement due to the Company’s Board’s change of its recommendation that our shareholders adopt the Merger Agreement and approve the transactions, including the Merger, in each case pursuant to and in accordance with the “fiduciary out” provisions of the Merger Agreement, the Company will be required to pay Parent a termination fee of $147,420,000. The termination fee will also be payable by the Company if the Merger Agreement is terminated under certain circumstances and prior to such termination (or at least two business days prior to our special meeting in the case of termination for the failure to receive the requisite shareholder approval), an acquisition proposal has been publicly announced and not publicly withdrawn or not otherwise publicly abandoned and an acquisition proposal is consummated or we enter into a definitive agreement with respect to an acquisition proposal within one year of the termination. In addition to the foregoing termination rights, and subject to certain limitations, the Company or Parent may terminate the Merger Agreement if the Merger is not consummated by July 17, 2024, subject to extension at the election of the Company or Parent for three months if necessary to obtain HSR approval or to resolve an injunction relating to other specified governmental consents.

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
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, management concluded that our internal control over financial reporting was effective at December 31, 2023.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of M.D.C. Holdings, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited M.D.C. Holdings, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, M.D.C. Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated January 30, 2024 expressed an unqualified opinion thereon.
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
January 30, 2024

Item 9B. Other Information.
None
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information not disclosed below that is required by this Item is incorporated herein by reference, when filed, from our proxy statement (the “Proxy Statement”) for the Annual Meeting of Shareholders to be held on or about May 1, 2024, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act. Please see the Table of Contents to the Proxy Statement.
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
Item 14. Principal Accounting Fees and Services.
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

2.1
Agreement and Plan of Merger, dated as of January 17, 2024, by and among SH Residential Holdings, LLC, Clear Line, Inc. and M.D.C. Holdings, Inc. (hereinafter sometimes referred to as “MDC,” “the Company” or the “Registrant”) (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed January 18, 2024). *

3.1
Certificate of Amendment to the Certificate of Incorporation of M.D.C. Holdings, Inc., filed with the Delaware Secretary of State on April 27, 2006, and Certificate of Incorporation, dated May 17, 1985, as amended (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q dated March 31, 2006). *

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

4.6
Supplemental Indenture (2.500% Senior Notes due 2031), dated as of January 11, 2021, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed January 11, 2021). *

4.7
Second Supplemental Indenture (2.500% Senior Notes due 2031), dated as of June 23, 2021, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.8 of the Company's Annual Report on Form 10-K dated December 31, 2021). *

4.8
Supplemental Indenture (3.966% Senior Notes due 2061), dated as of August 6, 2021, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed August 6, 2021). *

4.9	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.10 of the Company's Annual Report on Form 10-K dated December 31, 2021). *

9
Voting Agreement, dated January 17, 2024, by and among Larry Mizel, David D. Mandarich, certain of Mr. Larry Mizel's affiliates and estate planning vehicles and SH Residential Holdings, LLC (incorporated by reference to Exhibit 1 of the Schedule 13D/A filed January 18, 2024). *

10.1
Credit Agreement by and among M.D.C. Holding, Inc., U.S. Bank National Association, as designated agent and co-administrative agent, Citibank, N.A., as co-administrative agent, and the other Lenders identified therein, as amended as of April 11, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed April 13, 2023). *

10.2
Amended and Restated Master Repurchase Agreement among HomeAmerican Mortgage Corporation and U.S. Bank National Association as Agent and a Buyer, dated as of September 16, 2016 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed September 19, 2016). *

10.3
First Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of August 10, 2017 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed August 11, 2017). *

10.4
Second Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of August 9, 2018 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed August 9, 2018). *

10.5
Third Amendment to Amended and Restated Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of May 23, 2019 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 24, 2019). *

10.6
Fourth Amendment to Amended and Restated Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of May 21, 2020 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 22, 2020). *

10.7
Fifth Amendment to Amended and Restated Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 24, 2020 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed September 25, 2020). *

10.8
Sixth Amendment to Amended and Restated Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of March 25, 2021 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 26, 2021). *

10.9
Seventh Amendment to Amended and Restated Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of May 20, 2021 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 20, 2021). *

10.10
Eighth Amendment to Amended and Restated Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of December 21, 2021 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 21, 2021). *

10.11
Ninth Amendment to Amended and Restated Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of May 19, 2022 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 20, 2022). *

10.12
Tenth Amendment to Amended and Restated Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of May 18, 2023 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 19, 2023). *

10.13
Letter Agreement dated November 27, 2023, amending the Amended and Restated Master Repurchase Agreement between HomeAmerican Mortgage Corporation and U.S. Bank National Association, as a Buyer and Administrative Agent, to replace the Termination Date reference of “May 16, 2024” with “May 15, 2024.”

10.14
Custody Agreement by and between HomeAmerican Mortgage Corporation and U.S. Bank National Association as Agent and Custodian, dated as of November 12, 2008 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed November 17, 2008). *

10.15	M.D.C. Holdings, Inc. 2011 Equity Incentive Plan, effective April 27, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 29, 2011). *

10.16	First Amendment to the M.D.C. Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 19, 2013).*

10.17	Second Amendment to the M.D.C. Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 24, 2015). *

10.18	Third Amendment to the M.D.C. Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 25, 2017). *

10.19	Fourth Amendment to the M.D.C. Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 1, 2019). *

10.20	M.D.C. Holdings, Inc. 2011 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed May 1, 2019). *

10.21	Form of 2011 Stock Option Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q dated June 30, 2011). *

10.22	Form of 2011 Restricted Stock Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q dated June 30, 2011). *

10.23	Form of 2015 Restricted Stock Agreement (2011 Equity Incentive Plan) (incorporated by reference to Exhibit 10.34 of the Company's Annual Report on Form 10-K dated December 31, 2015). *

10.24	Form of Executive Officer Stock Option Agreement under the 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed March 9, 2012).*

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

10.27
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

10.32
Form of Amended and Restated Executive Officer Restricted Stock Agreement under the 2011 Equity Incentive Plan (Messrs. Mizel and Mandarich) (incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K dated December 31, 2020). *

10.33
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

10.35	M.D.C. Holdings, Inc. 2021 Equity Incentive Plan, effective April 26, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 28, 2021). *

10.36	First Amendment to the M.D.C. Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 19, 2023). *

10.37	M.D.C. Holdings, Inc. 2021 Equity Incentive Plan, as amended as of April 17, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 19, 2023). *

10.38	Form of Restricted Stock Agreement (2021 Equity Incentive Plan) (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated June 30, 2021). *

10.39	Form of Stock Option Agreement (2021 Equity Incentive Plan) (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q dated June 30, 2021). *

10.40	Form of Executive Officer Restricted Stock Agreement (2021 Equity Incentive Plan) (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q dated June 30, 2021). *

10.41	Form of Executive Officer Stock Option Agreement (2021 Equity Incentive Plan) (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q dated June 30, 2021). *

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

10.45	Form of Senior Executive Officer Performance Share Unit Grant Agreement (2021 Equity Incentive Plan) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 19, 2021). *

10.46	Form of Executive Officer Performance Share Unit Grant Agreement (2021 Equity Incentive Plan) (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed July 19, 2021). *

10.47	Form of 2023 Senior Executive Officer Performance Share Unit Grant Agreement (2021 Equity Incentive Plan) (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed August 25, 2023). *

10.48
Form of 2023 Executive Officer Performance Share Unit Grant Agreement (2021 Equity Incentive Plan) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed August 25, 2023).*

10.49	M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors effective April 27, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 29, 2011). *

10.50
First Amendment to the M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed March 24, 2015). *

10.51
Second Amendment to the M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 1, 2016). *

10.52	Form of Stock Option Agreement (2011 Stock Option Plan for Non-Employee Directors) (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated June 30, 2011). *

10.53
Form of Restricted Stock Award Agreement (2011 Stock Option Plan for Non-Employee Directors) (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated June 30, 2016). *

10.54
M.D.C. Holdings, Inc. 2020 Equity Plan for Non-Employee Directors (as amended and restated) (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 22, 2020). *

10.55	Form of Stock Option Agreement (2020 Equity Plan for Non-Employee Directors) (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated June 30, 2020). *

10.56	Form of Restricted Stock Award Agreement (2020 Equity Plan for Non-Employee Directors) (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q dated June 30, 2020). *

10.57
Form of Indemnification Agreement entered into between the Company and members of its Board of Directors (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed October 26, 2006).*

10.58
Form of Indemnification Agreement entered into between the Company and certain of its officers (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed October 26, 2006).*

10.59
M.D.C. Holdings, Inc. 2018 Executive Officer Performance-Based Compensation Plan (amended September 4, 2020) (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated September 30, 2020). *

10.60
Amendment to the M.D.C. Holdings, Inc. 2018 Executive Officer Performance-Based Compensation Plan (amended December 10, 2020) (incorporated by reference to Exhibit 10.44 of the Company's Annual Report on Form 10-K dated December 31, 2020.*

10.61
Employment Agreement dated as of October 26, 2020, between Larry A. Mizel and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 29, 2020). *

10.62
Amendment to Employment Agreement, between Larry A. Mizel and the Company, dated as of June 28, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 30, 2021). *

10.63
Employment Agreement dated as of October 26, 2020, between David D. Mandarich, and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed October 29, 2020). *

10.64
Amendment to Employment Agreement, between David D. Mandarich, and the Company, dated as of June 28, 2021 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 30, 2020). *

10.65
Lease Agreement among MDC, Richmond American Homes of Colorado, Inc. and Larry A. Mizel, August 2, 2007 (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q dated June 30, 2007). *

10.66
Lease Agreement among MDC, Richmond American Homes of Colorado, Inc. and David D. Mandarich, August 2, 2007 (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q dated June 30, 2007). *

10.67
Change in Control Agreement between the Company and Robert N. Martin, dated as of May 23, 2015 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 19, 2015).*

10.68
Change in Control Agreement between the Company and Michael L. Kaplan, dated as of October 10, 2022 (incorporated by reference to Exhibit 10.67 of the Company's Annual Report on Form 10-K dated December 31, 2022). *

10.69
Form of Change in Control Agreement between the Company and certain employees of M.D.C. Holdings, Inc. (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed March 27, 1998). *

10.70
Independent Contractor Agreement between Mizel Design and Decorating Company and the Company effective as of January 1, 2005 (incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K dated December 31, 2004). *

10.71	Sub-Sublease agreement between MDC and CVentures, Inc., executed July 25, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed July 27, 2005). *

10.72
First Amendment to Sub-Sublease agreement between MDC and CVentures, Inc., executed on March 28, 2006 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 29, 2006). *

10.73	Sublease agreement between MDC and CVentures, Inc., executed January 30, 2017 (incorporated by reference to Exhibit 10.60 of the Company's Annual Report on Form 10-K dated December 31, 2016). *

10.74
Agreement and Plan of Merger, dated as of January 17, 2024, by and among SH Residential Holdings, LLC, Clear Line, Inc. and M.D.C. Holdings, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed January 18, 2024). *

21	Subsidiaries of the Company

22	Subsidiary Guarantors

23	Consent of Ernst & Young LLP.

31.1	Certification of principal executive officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Clawback Recovery Policy.

101
The following financial statements, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets at December 31, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations and Comprehensive Income for each of the three years in the period ended December 31, 2023, (iii) Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2023, (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2023; and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.

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

M.D.C. HOLDINGS, INC. (Registrant)

Date: January 30, 2024	By:	/s/ Robert N. Martin
Robert N. Martin
Senior Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

Date: January 30, 2024	By:	/s/ Derek R. Kimmerle
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

Signature	Title	Date

/s/ Larry A. Mizel	Executive Chairman	January 30, 2024
Larry A. Mizel	(principal executive officer)

/s/ David D. Mandarich	Director, President and Chief Executive Officer	January 30, 2024
David D. Mandarich

/s/ Robert N. Martin	Senior Vice President and Chief Financial Officer	January 30, 2024
Robert N. Martin	(principal financial officer)

/s/ Derek R. Kimmerle	Vice President, Controller and Chief Accounting	January 30, 2024
Derek R. Kimmerle	Officer (principal accounting officer)

/s/ Raymond T. Baker	Director	January 30, 2024
Raymond T. Baker

/s/ Michael A. Berman	Director	January 30, 2024
Michael A. Berman

/s/ David E. Blackford	Director	January 30, 2024
David E. Blackford

/s/ Herbert T. Buchwald	Director	January 30, 2024
Herbert T. Buchwald

/s/ Rafay Farooqui	Director	January 30, 2024
Rafay Farooqui

/s/ Courtney L. Mizel	Director	January 30, 2024
Courtney L. Mizel

/s/ Paris G. Reece III	Director	January 30, 2024
Paris G. Reece III

/s/ David Siegel	Director	January 30, 2024
David Siegel

/s/ Janice Sinden	Director	January 30, 2024
Janice Sinden