Form 10-K/A
period 2023-12-31
M.D.C. HOLDINGS, INC.
filed 2024-04-08
CIK 773141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K/A
(Amendment No.1)

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
As of March 31, 2024, the number of shares outstanding of Registrant's common stock was 75,047,701.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
On January 30, 2024, M.D.C. Holdings, Inc. (the "Company," "MDC," "we," or "our,") filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, (the "Original Form 10-K"). The Original Form 10-K omitted Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accounting Fees and Services) in reliance on the General Instructions to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (the "SEC") not later than 120 days after the end of the fiscal year.
We currently do not expect that a definitive proxy statement for a 2024 annual meeting of stockholders will be filed within 120 days after the end of the last fiscal year. Accordingly, this Amendment No. 1 to Form 10-K (this "Amendment") is being filed solely to:
•amend Part III, Items 10, 11, 12, 13 and 14 of the Original Form 10-K to include the information required by such Items; and
•in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the"Exchange Act"), file new certifications of the Company’s principal executive officer and principal financial officer required by Rule 13a-14(a) under the Exchange Act as exhibits to this Amendment under Item 15 of Part IV hereof.
The cover page of the Form 10-K is also amended to delete the reference to incorporation by reference of the Company’s definitive proxy statement.
This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form 10-K and does not otherwise reflect any events relating to the previously announced Agreement and Plan of Merger, dated as of January 17, 2024 (the "Merger Agreement") pursuant to which the Company will become an indirect wholly-owned subsidiary of Sekisui House, Ltd. and any events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K, and our other SEC filings subsequent to the date of the Original Form 10-K.

M.D.C. HOLDINGS, INC.
FORM 10-K/A
For the Year Ended December 31, 2023

(i)

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors of the Registrant
The Company's Certificate of Incorporation provides for three classes of directors (“Directors”) with staggered terms of office, to be divided as equally as possible. Directors of each class serve for terms of three years until election and qualification of their successors or until their resignation, death, disqualification or removal from office. Our Board of Directors ("Board") has eleven members, consisting of four Class I Directors whose terms expire in 2025, four Class II Directors whose terms expire in 2026 and three Class III Directors whose terms expire in 2024. The following is a brief description of the names, ages, and business experience during at least the past five years of each Director of the Company. Their experience, qualifications, attributes or skills, set forth below, have led to the Board's conclusion that each person should serve as a Director, in light of the Company’s business and structure. None of the business organizations identified below (excluding HomeAmerican Mortgage Corporation) are affiliates of the Company. None of the Directors holds, or has held during the past five years, any directorship in any company with a class of securities registered pursuant to Section 12 of the Exchange Act, subject to the requirements of Section 15(d) of the Exchange Act or registered as an investment company under the Investment Company Act of 1940. The ages of the directors set forth below are given as of December 31, 2023.
Class I Directors
Michael A. Berman, 73, has over thirty-five years of experience in the financial services industry. He is a member of Applied Capital Management, a private investment management firm located in Scottsdale, Arizona, and has served as its chairman from 2002 to present. From 2005 to 2006, he also served as the chief executive officer of First Ascent Capital, a financial services firm located in New York. From July 2006 until December 2008, he served as president and Chief Executive Officer of Real Estate Equity Exchange, Inc. (Rex & Co.), a financial services firm located in San Francisco, California. From January 1990 to March 1999, Mr. Berman was employed by The Nomura Securities Co., Ltd. (Tokyo) group of companies, where he held several senior executive positions, including that of President and CEO of Nomura Holding America Inc. and Chairman of Capital America, Nomura's commercial real estate lending subsidiary. In April 2006, Mr. Berman became a Director of the Company. Since 2006, he has been a director of HomeAmerican Mortgage Corporation, the Company’s mortgage lending subsidiary.   Mr. Berman’s experience as a senior executive in corporate finance, in general, and the residential mortgage market, in particular, provide the Company with a valuable resource.
Herbert T. Buchwald, 92, is a principal in the law firm of Herbert T. Buchwald, P.A. and president and chairman of the Board of Directors of BPR Management Corporation, a property management company located in Denver, Colorado, positions he has held for more than the past five years. Mr. Buchwald has been engaged in the acquisition, development and management of residential and commercial real estate in Florida, Arizona, New Jersey and Colorado, through both publicly and privately held ventures for more than forty years. As an attorney, he has been admitted to practice before federal and state trial and appellate courts in Florida and Colorado. In addition, he holds an accounting degree and formerly was a practicing Certified Public Accountant. He has been a member of the Company's Board of Directors since March 1994. The combination of his knowledge, experience and skills provide the Company with strong oversight of accounting, financial, regulatory and legal matters, as well as the operation of the Company's real estate businesses. Mr. Buchwald is a veteran of the United States Navy.
Larry A. Mizel, 81, founded the Company in 1972 and has served as a Director since its inception. He was appointed Chairman of the Board in 1972 and Chief Executive Officer of the Company in 1988. Then, in October 2020, he was appointed as Executive Chairman. Mr. Mizel has provided the Company with leadership and judgment, previously serving as the Chief Executive Officer and Chairman of the Board of Directors, and now as Executive Chairman, while advancing the long-term interests of the Company's shareholders. One of the most experienced leaders in the homebuilding industry, his knowledge and foresight provide the Board with invaluable guidance.
Janice Sinden, 51, has served as President and Chief Executive Officer of the Denver Center for the Performing Arts since 2016. Past positions include Chief of Staff for Denver Mayor Michael B. Hancock, where she managed 60 appointees and 26 departments. She currently serves on the non-profit boards of Citizens for Arts to Zoo, University of Northern Colorado, VISIT Denver, the American Transplant Foundation, Colorado Inclusive Economy and Denver Preschool Program. Ms. Sinden has been recognized by Titan 100 as one of Colorado's Top 100 CEO's, the Denver Business Journal as an Outstanding Woman in Business, 5280 Magazine as one of the 50 most influential persons in Denver, by the Colorado Women’s Foundation as one of the 25 most influential women in Colorado, by the Girl Scouts of Colorado as a Woman of Distinction, and by the University of Northern Colorado Department of Political Science and International Affairs as Distinguished Alumnus of the Year. Ms. Sinden has been a member of the Company's Board of Directors since January 2022. Her operational and business knowledge, rich
(1)

cultural experiences and community involvement provide the Company with a valuable resource and contribute to the business perspectives of the Board.
Class II Directors
Rafay Farooqui, 47, is the Founder & CEO of Strategic Alternative Funds Group, LLC d/b/a +SUBSCRIBE, a fintech leader providing a unified private markets platform for alternative investment fund investors, fund managers, and service providers. Prior to founding +SUBSCRIBE in 2015, he also co-founded CAIS in 2009, a fintech technology company offering an investable menu of leading alternative investment funds to wealth management firms. Prior to forming CAIS, Mr. Farooqui was the Head of the Middle East & North African Equities division for UBS Investment Bank and was based in Dubai, U.A.E. Between 2003 and 2008, he was Head of UBS Investment Bank's U.S. Institutional Equities Sales Group, based in New York City. Prior to UBS, from 1998 to 2003, Mr. Farooqui was Head of Global Institutional International Sales-Trading in the New York City offices of Goldman Sachs & Co., where he advised alternative investment management clients on research and trading in the global securities markets. Mr. Farooqui began his career in 1998 at Goldman Sachs & Co. within the Equity Division's International Department as a global equity securities sales-trader. He joined the Company's Board of Directors in December 2022. Mr. Farooqui’s focus and experience in technology and finance provide the Company with both technology information architecture and financial expertise.
David D. Mandarich, 76, has been associated with the Company since 1977.  He was a Director from September 1980 until April 1989, and has been a Director continuously since March 1994. He was appointed President and Chief Operating Officer of the Company in June 1999. Then, in October 2020, he was appointed President and Chief Executive Officer. A skilled and experienced leader in the homebuilding industry, Mr. Mandarich provides the Board with the benefit of his judgment and his knowledge and understanding of the Company's homebuilding business and operations. Mr. Mandarich is a veteran of the United States Army.
Paris G. Reece III, 69, was formerly the Company’s Chief Financial Officer and Principal Accounting Officer, and retired on August 1, 2008. Since his retirement, Mr. Reece has performed consulting work and served in a volunteer position as the President of Cancer League of Colorado, a leading non-profit organization that was established over fifty years ago to raise money for cancer research and patient care. He joined the Company's Board of Directors in May 2013. As a Certified Public Accountant (Texas, non-practicing), a former Chief Financial Officer and a highly respected person within the homebuilding industry, Mr. Reece is uniquely qualified to provide the Company with strong oversight of accounting and financial matters, as well as the operation of the Company's homebuilding and financial services businesses.
David Siegel, 67, was a partner in the law firm of Irell & Manella LLP for more than thirty years, where he led that firm's securities litigation practice and was the firm's Managing Partner.  He retired from the active practice of law in 2019. Mr. Siegel's law practice, for which he is nationally recognized, was concentrated on securities class actions, corporate governance, risk management, SEC reporting standards and regulatory compliance.  Mr. Siegel has chaired and has been a frequent speaker at various seminars on securities litigation, class actions, and trial techniques.  He has been named by his peers as one of the "Best Lawyers in Commercial Litigation" in The Best Lawyers in America guide. Mr. Siegel has been a member of the Company's Board of Directors since June 2009. Mr. Siegel's knowledge and experience in corporate governance and litigation matters provide the Company with significant guidance and oversight.
Class III Directors

Raymond T. Baker, 73, has served as President of Gold Crown Management Company, a real estate asset management company, from 1978 to 2013, then as Vice President and Secretary from 2013 to present. He is the founder and has served as Co-Director of the Gold Crown Foundation since 1986. He also is a member of the Board of Directors of Alpine Banks of Colorado and Land Title Guarantee Company. Mr. Baker is currently serving as Chairman of the Board of the Metropolitan Football Stadium District (Denver). From February 2004 until May 2007, he served as a director of Central Parking Corporation. He has over thirty-five years of experience in the real estate and banking industries. Mr. Baker became a member of the Company's Board of Directors in January 2012.  His experience and knowledge of the real estate and banking industries directly complement and support the Company’s real estate activities and the financing of those activities.

David E. Blackford, 75, has over forty-five years experience in the banking industry. He is employed by California Bank & Trust (CB&T), a leading California banking institution and a division of Zions Bancorporation, National Association. Between 1998 and 2001, he was CB&T’s managing director, serving on the Board of Directors and the Senior Loan Committee for Real Estate Finance. In May 2001 he was appointed chairman, president and chief executive officer of CB&T, and currently serves as executive chairman. He also is an executive vice president of Zions Bancorporation, National Association. Prior to 1998, he served as an executive officer in several financial institutions, including Bank One and Valley National Bank. He joined the
(2)

Company's Board of Directors in April 2001. His experience and knowledge of historic and current institutional real estate lending practices, the regulatory process and the volatility of the credit markets provide a unique perspective to the Board.

Courtney L. Mizel, 51, is a Principal at Mizel Consulting where she has worked for over twenty years. In this role, Ms. Mizel consults with companies in various industries on matters relating to their business management and strategy, including operations, business development, marketing, as well as legal matters. She is also a Founding Director of The Counterterrorism Education Learning Lab, an organization dedicated to preventing terrorism through education, empowerment, and engagement. She is active in a number of other non-profit activities, including serving on the Boards of Directors of Zimmer Children’s Museum, Sharsheret National, and JQ International. Ms. Mizel received her Bachelor of Science in Economics with honors from The Wharton School of the University of Pennsylvania and her Juris Doctor from the University of Southern California Gould School of Law. Ms. Mizel became a member of the Company's Board of Directors in June 2017. She is the daughter of the Company’s Executive Chairman, Larry A. Mizel. Ms. Mizel’s professional and business achievements, intellect and diverse experiences contribute to the business, governance and legal perspectives of the Board.

The following table provides the membership of each standing committee of the Board in 2023:

Name	Audit	Compensation	Corporate Governance / Nominating	Legal
Raymond T. Baker		C
Michael A. Berman
David E. Blackford			M	M
Herbert T. Buchwald	M	M	M	C
Rafay Farooqui
David D. Mandarich
Courtney L. Mizel				M
Larry A. Mizel
Paris G. Reece III	C
David Siegel			C	M
Janice Sinden	M
C = Chair; M = Member

(3)

Executive Officers of the Registrant
Set forth below are the names and offices held by the executive officers of the Company as of December 31, 2023. The Board, after reviewing the functions performed by the Company's officers, has determined that, for purposes of Item 401 of SEC Regulation S-K, only these officers are deemed to be executive officers of the Company. These officers also constitute our Named Executive Officers ("NEOs").
The executive officers of the Company hold office until their successors are duly elected and qualified or until their resignation, retirement, death or removal from office. Biographical information on Messrs. Mizel and Mandarich, who serve as Directors and executive officers of the Company, is set forth under "Directors of the Registrant" above. Biographical information for Mr. Martin and Mr. Kaplan is set forth below.

Name	Other Business Experience
David D. Mandarich	Biographical information regarding Mr. Mandarich is set forth in the section entitled “Directors of the Registrant” above.
President and Chief Executive Officer
Age: 76

Larry A. Mizel	Biographical information regarding Mr. Mizel is set forth in the section entitled “Directors of the Registrant” above.
Executive Chairman
Age: 81

Robert N. Martin
Robert N. Martin was appointed Senior Vice President and Chief Financial Officer in May 2015. He also served as the principal accounting officer from May 2015 until August 2020 and resumed that role in June 2021 through January 2023. He previously served as Vice President – Finance and Business Development. In April 2013, he was promoted to the position of Vice President of Finance and Corporate Controller. In his current role, Mr. Martin has direct oversight of the Company's division and corporate accounting, tax, treasury, investor relations, information technology and finance, planning and analysis functions. Additionally, he has served on all of the Company’s Asset Management Committees ("AMCs") and has performed a key role in the Company's capital markets activities. He is an officer, director or both of many of the Company’s subsidiaries. Mr. Martin received a bachelor’s degree in Accounting and Computer Applications from the University of Notre Dame and is both a Certified Public Accountant and a CFA charterholder.

Senior Vice President and Chief Financial Officer
Age: 45

Michael L. Kaplan
Michael L. Kaplan joined the Company in October 2022 as Senior Vice President and General Counsel and has direct oversight of the Company’s legal, corporate governance, regulatory compliance, and insurance and risk management functions. From February 2020 until October 2022, Mr, Kaplan was the Executive Vice President, Chief Legal Officer (CLO), Chief Compliance Officer (CCO) and Secretary for Red Robin Gourmet Burgers, Inc. (Nasdaq: RRGB) and from September 2013 until February 2020, he was the Senior Vice President, CLO, CCO and Secretary for that company. Prior to RRGB, Mr. Kaplan was Senior Vice President, General Counsel, Chief Security Officer and Secretary for StandardAero from January 2010 until July 2013, and from January 2000 until January 2010 he was an attorney with Greenberg Traurig, LLP. Mr. Kaplan received an A.B. degree in economics and government from the College of William and Mary and a J.D. degree from the Stanford Law School.

Senior Vice President and General Counsel
Age: 55

Delinquent Section 16(a) Reports

The Company's executive officers and Directors and certain owners of more than ten percent of the Company's common stock are required under Section 16(a) of the Securities Exchange Act, as amended, to file initial reports of ownership and reports of changes in ownership of common stock of the Company with the SEC. Based upon a review of the reports filed electronically with the SEC, and, in certain cases, written representations, the Company believes that during the year ended December 31, 2023, all such reports were filed on a timely basis.

(4)

Audit Committee

The Audit Committee of the Board of Directors ("Audit Committee"), which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act, consists of Mr. Reece, who serves as Chairman, Mr. Buchwald and Ms. Sinden. Each member of the Audit Committee is "independent" and "financially literate" in the judgment of the Board, as defined in the listing standards of the NYSE and the rules of the SEC. In addition, the Board has determined that Mr. Buchwald is an "audit committee financial expert" as defined by applicable SEC regulations. The Board believes that his experience and qualifications described above under "Directors of the Registrant" qualify him to act as the Audit Committee's audit committee financial expert. The Audit Committee met eleven times during 2023. The organization, functions and responsibilities of the Audit Committee are described in the restated charter for the Audit Committee, which is posted on the investor relations section of the Company's website, www.mdcholdings.com.

Code of Ethics

We will provide to any shareholders or other person without charge, upon request, a copy of our Corporate Code of Conduct, Corporate Governance Guidelines, code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (collectively “senior financial officers”) and the charters for our Audit Committee, The Compensation Committee of the Board of Directors ("Compensation Committee"), The Legal Committee of the Board of Directors ("Legal Committee"), and the Corporate Governance/Nominating Committee of the Board of Directors ("Corporate Governance/Nominating Committee"). You may obtain these documents on our website at www.mdcholdings.com, under our Investor Relations section or by contacting our Investor Relations department at 1-866-424-3395. Our intention is to post on our website any amendments to or waivers from our code of ethics applicable to our senior financial officers if such disclosure is required.

Corporate Governance/Nominating Committee

Procedures for nominating persons for election to the Board are contained in the Company's By-Laws and, accordingly, those procedures constitute the Company's policy with regard to the nomination and consideration of Director candidates recommended by shareholders. The Corporate Governance/Nominating Committee will consider candidates identified by shareholders following the procedures set forth in the By-Laws. There have been no changes to these procedures in the last year.

Item 11. Executive Compensation.

Executive Compensation - Compensation Discussion and Analysis

Executive Summary

For fiscal 2023, our named executive officers were:

Named Executive Officers
Larry A. Mizel	Executive Chairman
David D. Mandarich	President and Chief Executive Officer (“CEO”)
Robert N. Martin	Senior Vice President and Chief Financial Officer (“CFO”)
Michael L. Kaplan	Senior Vice President and General Counsel (“CLO”)

Our compensation program is designed to align executive pay with the drivers of long-term value creation and reward execution of our strategic initiatives.

The annual incentive and long-term compensation programs for our Executive Chairman and CEO are 100% performance-based utilizing our annual and long term business goals, predetermined challenging metrics tied to the drivers of long-term shareholder value.

The Compensation Committee aims to design a compensation program that rewards and retains talented executives while motivating them to drive short-term and long-term performance. We believe that our ability to retain and motivate our executive officers with their exceptional skills, experience and capacity to succeed in our competitive industry has been essential to the success of our Company and a significant factor in creating long-term value for our shareholders.

Our compensation program reflects the above philosophy and, additionally, prioritizes the following:
(5)

•Attracting and retaining talented executives and encouraging their long-term service and loyalty
•Supporting our long-term business goals and driving performance by closely aligning our compensation metrics and goals with our long-term growth strategy
•Maintaining a firm link between our executives’ and shareholders’ long-term interests
•Prioritizing growth, risk management and financial stability
•Reflecting shareholder feedback in the compensation program design and related considerations, through regular, ongoing shareholder engagement

Compensation Governance Best Practices

In order to continue to provide long-term value to our shareholders, our Compensation Committee is committed to maintaining independent and thorough oversight of our executive compensation program and the following governance best practices are key to achieving this goal. These Compensation Governance best practices include:

•Executive compensation program design and refinements incorporate shareholder feedback
•Significant portion of Executive Chairman and CEO pay is performance based
•Compensation Committee sets rigorous targets and metrics
•Compensation Committee performs thorough assessment of Company and individual performance
•100% of Compensation Committee is independent
•Compensation Committee works with an independent compensation consultant
•Executives are subject to significant stock ownership guidelines
•Company maintains policies prohibiting hedging Company stock
•Clawback policy authorizes Company to recover compensation under specified circumstances
•Vesting of cash remuneration under Executive Chairman and CEO employment agreements is subject to double trigger change-in-control provisions

2023 Say-on-Pay Vote

Our Compensation Committee is committed to improving our executive compensation programs and modifying them as necessary to maintain the alignment of our executives and shareholders. We continue to engage investors on executive compensation topics and will continue to seek their feedback. We received a negative vote at the 2023 annual shareholders meeting, where our say-on-pay proposal received 44.8% support. In response to the feedback received, in 2023 the Compensation Committee reduced the bonus opportunity and bonus payment cap by $4 million and $3 million, respectively, for both our Executive Chairman and CEO as further discussed below. In addition, the Compensation Committee granted PSU awards under the Long-Term Incentive Program in 2023, for both our Executive Chairman and CEO, instead of the stock options that were awarded in 2022.

(6)

Components of Executive Compensation
The Compensation Committee designed our compensation program to support the drivers of value and shareholder return over the long term. It is comprised of three primary elements: (i) base salary, (ii) annual incentive award; and (iii) long-term incentive award.

Compensation Component	Description	Purpose	Key Characteristic
Base Salary	Cash compensation based on executive officer’s role and employment agreement, if any. Salary levels are evaluated annually and may be adjusted for length of service, competitive considerations or recognition of a change in responsibilities.	● Provide financial certainty and stability ● Attract and retain executive talent ● Recognize experience, length of service, competitive market conditions and individual performance	Fixed
Annual Incentive Award	Each year the Compensation Committee approves performance goals for the Executive Chairman and CEO, and establishes Key Performance Indicators (“KPIs”) for the CFO and CLO. The Compensation Committee determines the extent to which an award is earned and the amount of such award is based on individual and Company performance against the pre-established goals.	● Motivate executive officer to achieve key annual goals and position the Company for long-term success ● Reward executive officer for individual performance and overall Company performance	Performance Based
Long-Term Incentive Award	Each executive officer is eligible to receive an award at the discretion of the Compensation Committee based upon long-term performance potential.	● Provide an incentive for executive officers to achieve long-term sustainable success for the Company and to promote shareholder value ● Attract, motivate, reward and retain executive talent	Performance Based
The net effect of our pay design is that both for the CEO and the other NEOs, a large majority of total direct compensation is performance based, and dependent on Company, individual, or stock performance.
Fixed Compensation - Base Salary
The Compensation Committee sets executive officer base salaries at a level that reflects the competitive market for these roles as well as each individual’s performance, skills and experience. Base salaries remained unchanged during the year for our Executive Chairman, CEO, CFO and CLO.
Performance-Based Compensation
2023 Executive Chairman and Chief Executive Officer Annual Incentive Bonus
Our annual incentive compensation program is designed to retain, motivate and reward the Executive Chairman and CEO for their respective contributions in achieving the Company’s annual financial goals by focusing their attention on the following key economic drivers: return on equity, home sale revenues, homebuilding operating margin, pre-tax earnings per diluted share and EBITDA. Focus on these key economic drivers is essential to our short-term financial results and, ultimately, our long-term success.
Annual Bonus Calculation Formula: Links to Key Metrics
The 2023 performance goal included a threshold performance objective that must be met prior to any bonus being earned. The threshold performance objective for 2023 was a 7.0% consolidated adjusted pre-tax return on beginning equity (the “ROE Condition”). This was a decrease compared to the prior year threshold performance objective given the instability of the housing market, but is consistent with 2021 and prior thresholds of 6.0%. The actual consolidated adjusted pre-tax return on beginning equity in 2023 was 18.0%, satisfying the ROE Condition, and as such, the Executive Chairman and CEO earned a $2.0 million bonus.

Once the ROE Condition was met, the Executive Chairman and CEO had the opportunity to earn an additional bonus (the “Additional Bonus Opportunity”) of $6.0 million and $5.0 million, respectively. The Additional Bonus Opportunity is described in more detail below. Both the Executive Chairman and CEO's Additional Bonus Opportunity was decreased compared to 2022 by $4.0 million from $10.0 million and $9.0 million, respectively.

(7)

Outcomes Reflect Alignment with Performance

Consistent with prior years and based in part on previous shareholder feedback, the Additional Bonus Opportunity for the Executive Chairman and CEO for 2023 was based on four distinct sets of financial goals, as set forth below. The Compensation Committee believes that achievement of these goals, in concert, is important for long term shareholder value creation.

Home Sale Revenues	Executive Chairman Bonus (thousands)	CEO Bonus (thousands)	Goal (millions)	Adjusted Homebuilding Operating Margin	Executive Chairman Bonus (thousands)	CEO Bonus (thousands)	Goal
Target	$1,500	$1,250	$3,754	Target	$1,500	$1,250	6.2%
Threshold	$800	$800	$3,271	Threshold	$800	$800	4.5%

Diluted Adjusted Pre-Tax EPS	Executive Chairman Bonus (thousands)	CEO Bonus (thousands)	Goal	Adjusted EBITDA	Executive Chairman Bonus (thousands)	CEO Bonus (thousands)	Goal (millions)
Target	$1,500	$1,250	$4.48	Target	$1,500	$1,250	$446
Threshold	$800	$800	$2.98	Threshold	$1,000	$1,000	$340

The appropriateness of the categories selected for 2023, along with target and threshold goal amounts, were carefully considered by the Compensation Committee given the Company’s emphasis on prioritizing long-term growth, risk management, financial stability and pursuit of long-term value. Specifically, with respect to the Home Sale Revenues, Adjusted Homebuilding Operating Margin, Adjusted Pre-Tax Diluted EPS and Adjusted EBITDA goals, the Compensation Committee considered prior year results, the 2023 Business Plan as well as current market conditions in setting the threshold and target performance goals.

The 2023 Business Plan was developed by the Executive Chairman, CEO, CFO and other senior leaders from the “ground up” utilizing (i) forecasts submitted by the presidents for each of the Company’s homebuilding divisions detailing their operational projections for each of their divisions’ communities, (ii) the forecast submitted for the mortgage company by its leadership team; and (iii) forecasts from the CFO regarding the insurance companies, any other income producing divisions of the Company, and all the corporate general and administrative departments. The 2023 Business Plan was reviewed by the Board. The process of developing the business plan incorporates a disciplined evaluation of risks identified by management and the Board to establish a reasonable range of potential performance goals for the year including general economic conditions, fluctuations in interest rates, variations in projected mortgage lending programs, the availability and cost of capital, the availability and acquisition cost of land, materials and contractors in the homebuilding operations, potential for shortages and the increased cost of labor, and increased governmental regulation, including the adverse interpretation of tax, labor and environmental laws.

Target performance goals were established to reflect outstanding performance in light of the risks and market conditions anticipated for 2023.

Based on the achievements in these categories, the Executive Chairman and CEO earned an additional bonus of $6.0 million and $5.0 million, respectively, (subject to the bonus cap discussed below) related to the Additional Bonus Opportunity as shown below.

(8)

2023 Short-Term Incentive Program
Performance Goal	Performance Required at Threshold	Performance Required at Target	Actual Performance	Bonus Earned
				Executive Chairman	CEO
Adjusted pre-tax return* on equity	7% hurdle achieved at 18.0%			$2,000,000	$2,000,000
Additional Bonus Opportunity
Home Sales Revenue	$3.27 billion	$3.75 billion	$4.52 billion	$1,500,000	$1,250,000
Adjusted homebuilding operating margin**	4.5%	6.2%	9.0%	$1,500,000	$1,250,000
Diluted adjusted pre-tax EPS*	$2.98	$4.48	$7.38	$1,500,000	$1,250,000
Adjusted EBITDA***	$340 million	$446 million	$668.6 million	$1,500,000	$1,250,000
Total Additional Bonus				$8,000,000	$7,000,000

Total Incentive Bonus (Lesser of $7 million and $6 million for the Executive Chairman and CEO, respectively, or the calculated amount)				$7,000,000	$6,000,000
*  Adjusted pre-tax return / income is a non-GAAP financial measure and is defined as pre-tax income before expenses derived from impairments, executive stock-based compensation expense above the budgeted amount, warranty reserve adjustments, non-recurring or out-of-period charges and the effect of changes in laws, regulations or accounting principles divided by diluted weighted shares outstanding.
** Adjusted homebuilding operating margin is a non-GAAP financial measure and is defined as gross margin from home sales less homebuilding SG&A expense, before expenses derived from impairments, executive stock-based compensation expense above the budgeted amount, warranty reserve adjustments, non-recurring or out-of-period charges and the effect of changes in laws, regulations or accounting principles divided by home sale revenues.
*** Adjusted EBITDA is a non-GAAP financial measure and is defined as earnings before interest, taxes, depreciation, amortization, non-cash charges derived from impairments, stock-based compensation expense, abandoned project costs, warranty reserve adjustments, non-recurring or out-of-period charges and the effect of changes in laws, regulations or accounting principles.

Bonus Payment Cap

The 2023 annual incentive bonus for the Executive Chairman and CEO (the ROE Condition Bonus plus the Additional Bonus Opportunity) was subject to a $7.0 million and $6.0 million cap (the “Bonus Cap”), respectively. The Bonus Cap was established by the Compensation Committee based on guidance from its Compensation Consultant taking into account each executive’s historic compensation, reference to executive compensation being awarded to the Company’s peer group and feedback from the Company's shareholders. The Bonus Cap was decreased during 2023 for both the Executive Chairman and CEO, consistent with the decrease in the Additional Bonus Opportunity discussed above.

This year, in light of the Company’s superior performance under the direction of Mr. Mizel and Mr. Mandarich, the Committee determined that an exercise of its discretion under the 2018 Performance-Based Plan was warranted to increase the bonus to be paid to each of Mr. Mizel and Mr. Mandarich by $1.0 million. Accordingly, the Committee awarded a total cash bonus for 2023 to Mr. Mizel of $8.0 million and a total cash bonus for 2023 to Mr. Mandarich of $7.0 million. The Committee made no award of restricted stock.

2023 CFO and General Counsel (CLO) Annual Incentive Bonus

The CFO and CLO positions are primarily responsible for accounting, finance, legal and regulatory compliance and, in the judgment of the Compensation Committee, their incentive compensation should not directly depend on the Company’s financial performance. Instead, the CFO and CLO were awarded a bonus opportunity measured by specific Key Performance Indicators (“KPIs”) established by the Compensation Committee, their attainment and a bonus payment commensurate with a percentage of their base pay. The Compensation Committee consults with the Executive Chairman and CEO with regard to their achievements. For 2023, the Compensation Committee established the following KPIs with the associated weighting:

Chief Financial Officer
•Shareholder relations management and oversight (15%)
•Timely and accurate handling of financial regulatory filings (30%)
•Oversight of accounting, finance, information technology and treasury functions, including capital markets and bank financing transactions, if applicable (40%)
•Successful completion of special projects - including ESG (15%)

General Counsel
•Litigation management (20%)
•Regulatory compliance (20%)
(9)

•Successful completion of special projects - including ESG (15%)
•Successful supervision of all real estate transactions (25%)
•Oversight of risk management (20%)

The actual bonus amounts were based on the level of the performance achieved:

•A target bonus of 100% of base salary if the Compensation Committee determined that each KPI was achieved.
•A maximum bonus of 200% of base salary if the Compensation Committee determined that each KPI has been exceeded at a level doubling the targeted performance.
•Proportionate bonus levels as a percentage of base salary to the extent some KPIs were partially achieved or exceeded.

Based on its evaluation of performance relative to the established KPIs, the Compensation Committee awarded Mr. Martin and Mr. Kaplan annual incentive bonuses for 2023 of $1,500,000 and $475,000, respectively, payable in cash. The Compensation Committee also awarded Mr. Martin $2.0 million in cash in lieu of a restricted stock award, for a total cash payment of $3.5 million.

Long-Term Incentive Compensation

For our Executive Chairman and CEO, the 2023 long-term equity grants were entirely in performance share units in order to objectively align the incentives of the Company’s management team with the interests of our shareholders. This was a change from prior year, based in part on shareholder feedback, where the long-term equity grants were comprised of stock options.

For our CFO, a portion of the 2023 long-term equity grant was delivered in performance share units with the remainder paid in cash in lieu of a restricted stock award as noted above. The Compensation Committee believes this is an appropriate balance of long-term incentive compensation to encourage the continued retention of the CFO and align his interests with the interests of our shareholders.

The long-term incentive program in 2023 includes metrics that measure the Company’s long-term value drivers related to the Company’s core business. The program is performance-based and designed to retain, motivate and reward our executive officers for achieving our strategic and financial long-term objectives through the use of performance share units.

Executive	Target	Threshold	Maximum
Executive Chairman	200,000 shares	50% of Target	200% of Target
CEO	180,000 shares	50% of Target	200% of Target
CFO	17,500 shares	50% of Target	200% of Target

The performance share units vest based on increasing average home sale revenues compared to home sale revenues over a base period, while maintaining a minimum average gross margin from home sales (excluding impairments) of at least fifteen percent (15%).

Long-Term Incentive Program
Performance Metric	Base	Threshold	Target	Maximum
Gross Margin from Home Sales (Excluding Impairments)	15% Average Gross Margin from Home Sales requirement
Home Sale Revenues (in billions)	$4.52	$4.75*	$4.97*	$5.42*
* Average over Performance Period

Peer Data

The Compensation Committee utilized peer data as a reference when it considered the incentives and compensation plan design. It was not employed for benchmarking purposes. Rather, the peer group information was considered for broad subjective comparisons and not as an objective metric.
(10)

Homebuilder Peer Group Companies (the “Peer Group”)
Beazer Homes USA, Inc. D.R. Horton, Inc. Hovnanian Enterprises, Inc. KB Home	Lennar Corporation Meritage Homes Corporation M/I Homes Inc.	NVR, Inc. PulteGroup, Inc. Toll Brothers, Inc.

The Compensation Committee chose these companies for their parallels to MDC's core business and markets, recognizing that their corporate structure, business strategies and risk profile may significantly vary from those of our Company.

The Compensation Committee refers to the Peer Group not only for compensation purposes, but also for business model and risk evaluation purposes, as discussed in more detail, below.

Role of Compensation Committee and Management

The Compensation Committee conducted a series of meetings beginning in March 2023 and continuing into February 2024, at which time the Compensation Committee developed its determinations regarding 2023 executive officer compensation. The following table summarizes the roles of the Compensation Committee, the Consultant and management in formulating their decisions on executive officer compensation:

Responsible Party	Roles and Responsibilities
Compensation Committee of the Board of Directors The Compensation Committee currently is comprised of Independent Directors and reports to the Board.
● Oversees all executive officer compensation levels, including benefits, having a goal to maintain compensation levels that are comparable to the marketplace and in conformity with shareholder interests.
● Administers the Company's current equity and other compensation plans and any additional plans adopted by the Company.
● Reviews and approves corporate goals and objectives relevant to Executive Chairman and CEO compensation.
● Evaluates the Executive Chairman and CEO's performance in light of set goals and objectives, and determines and approves the Executive Chairman and CEO's compensation level based on this evaluation.
● Has authority to determine and approve non-CEO compensation.
● Makes recommendations to the Board with respect to incentive-compensation plans and equity-based plans.
● Develops a compensation committee report on executive compensation as required by the SEC to be included in the Company's annual proxy statement or annual report on Form
    10-K filed with the SEC.

Consultant to the Compensation Committee

WealthPoint, LLC, as an independent Consultant, retained directly by the Compensation Committee, that provides consulting advice on matters of governance and executive compensation.

● Provides advice and guidance on the appropriateness and competitiveness of our compensation programs relative to Company performance and market practice.
● Performs all functions at the direction of the Compensation Committee.
● Attends Compensation Committee meetings (including executive sessions, as required).
● Provides advice and guidance regarding governance issues bearing on the executive compensation determinations.
● Provides market data, as requested.
● Consults on various compensation matters and compensation program designs and practices.
● Conducts an assessment of the risks arising from our compensation programs.
● Confers with the Executive Chairman and CEO on behalf of the Compensation Committee concerning compensation, incentives and goals for other NEOs.
● Assists in selection of the Company’s peers.

Executive Chairman and CEO With the support of other members of the management team.	● Review performance of the CFO and CLO and makes recommendations to the Compensation Committee with respect to their compensation.
● Confer with the Compensation Committee concerning design and development of compensation and benefit plans for Company employees.

Role of the Independent Compensation Consultant

The Compensation Committee has the authority to retain outside counsel, consultants and other advisors to assist it in evaluating compensation or in otherwise discharging its duties and responsibilities. After consideration of independence factors as required by the NYSE, the Compensation Committee engaged WealthPoint, LLC to advise the Committee in connection with year-end 2023 compensation determinations, the structuring of executive compensation for 2024 and the compensation
(11)

disclosures to be included in this Form 10-K/A. This consultant also assisted the Compensation Committee in determining appropriate peers for purposes of comparing (but not benchmarking) market compensation, and provided other related services.

WealthPoint, LLC has not provided any services to the Company or its affiliates other than the services provided to the Compensation Committee. After considering, among other matters, the absence of any business or personal relationship between the consultants and any member of the Compensation Committee or any executive officer of the Company, the Compensation Committee has concluded the consultant's services do not raise any conflicts of interest.

Other Compensation Considerations

Stock Ownership Guidelines

The Company has adopted formal equity ownership guidelines for the executive officers in order to expressly promote their continued short and long term financial alignment with the interests of the shareholders of the Company. Under the guidelines, each executive officer is encouraged to acquire and maintain ownership of common stock of the Company having an acquisition value of not less than the following multiple of the executive officer’s base annual salary:

Executive Officer	Multiple
Executive Chairman	5X
CEO	5X
All Others	1X

To expedite achievement of the goal set forth above, each executive officer who has not yet achieved the goal agrees to retain the shares they acquire through restricted stock awards, performance share units and the future exercise of employee stock options, net of taxes and any option exercise price, up to the number of shares necessary to achieve the goal. Messrs. Mizel, Mandarich and Martin have all achieved and maintain the stock ownership goal.

Anti-Hedging and Anti-Pledging Policies

Our executive officers (but not other employees) and our Directors are prohibited from acquiring an interest in financial instruments intended to hedge or offset any decrease in the market value of the Company’s stock held directly or indirectly by that person. They also are required to inform the Company’s compliance committee and obtain pre-clearance prior to purchasing Company stock on margin, margining Company stock or pledging Company stock as collateral for a loan.

Clawback Policy

On July 24, 2023, our Board adopted a Clawback Recovery Policy in compliance with NYSE listing standard Section 303A.14 and SEC Rule 10D-1. The policy requires the Company to recover the amount of "erroneously awarded" incentive-based compensation received by current or former executive officers in the event that the Company is required to prepare an accounting restatement due to material noncompliance with any financial reporting requirements under the securities laws.

Medical Insurance Benefits

Under the terms of their respective employment agreements, each of the Executive Chairman and CEO is entitled to medical insurance benefits for the duration of his life (described in more detail below under “Employment Agreements”).

Other Compensation

In 2023, our executive officers also received compensation in the form of 401(k) employer contributions, incremental travel expenses incurred by the Company in support of not-for-profit organizations (as approved by the Board), legal expenses associated with employment related matters and cell phone allowances.

The Board has determined that it is in the best interests of the Company for its Executive Chairman and its CEO to use the Company's aircraft for non-Company purposes, when the aircraft is not being employed in the ordinary course of Company business. These executive officers reimburse the Company for their non-Company use of the aircraft by paying the incremental cost incurred by the Company for each non-business use, defined as the total variable operating costs directly associated with non-business trips, which include fuel, pilot travel related costs, catering, landing fees, flight communications and trip-related maintenance (the “Incremental Cost”). For their non-business use of the aircraft in 2023, Messrs. Mizel and Mandarich reimbursed the Company for Incremental Cost of $550,291 and $51,631, respectively.
(12)

The objective of these benefits is to provide amenities to the Executive Chairman and CEO that allow them to more efficiently utilize their time and to support them in effectively contributing to the success of the Company.

Executive Compensation Tables

Summary Compensation Table

For the fiscal years ended December 31, 2023, 2022 and 2021, the following table summarizes the compensation of the Company’s named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) [1]	Option Awards ($) [2]	Non-Equity Incentive Plan Comp ($) [3]	Change in Pension and Nonqualified Deferred Comp Earnings ($)	All Other Comp ($)	Total ($)
Larry A. Mizel, Executive Chairman	2023	$1,000,000	N/A	$11,436,609	$—	$8,000,000	$—	$294,210	$20,730,819
	2022	$1,000,000	N/A	$1,999,966	$8,342,900	$7,000,000	$—	$169,570	$18,512,436
	2021	$1,000,000	N/A	$10,869,266	$—	$8,000,000	$—	$80,990	$19,950,256
David D. Mandarich, President and Chief Executive Officer	2023	$1,000,000	N/A	$10,592,946	$—	$7,000,000	$—	$25,939	$18,618,885
	2022	$1,000,000	N/A	$1,999,966	$6,674,320	$6,000,000	$—	$9,060	$15,683,346
	2021	$1,000,000	N/A	$9,982,336	$—	$6,000,000	$—	$10,279	$16,992,615
Robert N. Martin, Senior Vice President and Chief Financial Officer	2023	$850,000	$3,500,000	$2,738,169	N/A	N/A	N/A	$9,870	$7,098,039
	2022	$850,000	$1,500,000	$1,999,966	N/A	N/A	N/A	$9,420	$4,359,386
	2021	$850,000	$1,500,000	$1,276,042	N/A	N/A	N/A	$9,420	$3,635,462
Michael L. Kaplan,, Senior Vice President and General Counsel [4]	2023	$475,000	$475,000	$99,978	N/A	N/A	N/A	$727	$1,050,705
	2022	$91,346	$125,000	$299,973	N/A	N/A	N/A	$136	$516,455

1 The amounts shown in the "Stock Awards" column are based on the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of the following:

2023
–For Messrs. Mizel, Mandarich and Martin, Performance Share Units ("PSUs") were granted to each individual on August 23, 2023. These awards are performance based, and, therefore, the amounts in the table above include $8,436,621, $7,592,959 and $738,204 for Messrs. Mizel, Mandarich and Martin, respectively, reflecting the aggregate grant date fair value of the awards ($42.18) multiplied by the target number of shares. Assuming achievement of the highest level of performance for these awards, the grant date fair value of the performance-based equity awards for Messrs. Mizel, Mandarich and Martin total $16,873,242, $15,185,918 and $1,476,409, respectively.
–For each of Messrs. Mizel and Mandarich, this column includes $2,999,987 in Restricted Stock Awards ("RSAs") that were granted February 3, 2023 pursuant to the 2022 performance goals established under the terms of the 2018 Performance-Based Plan.
–For Mr. Martin and Mr. Kaplan, this column includes $1,999,965 and $99,978, respectively, in RSAs that were granted February 3, 2023 based on their 2022 performance.

2022
–For each of Messrs. Mizel and Mandarich, this column includes $1,999,966 in Restricted Stock Awards ("RSAs") that were granted February 3, 2022 pursuant to the 2021 performance goals established under the terms of the 2018 Performance-Based Plan.
–For Mr. Martin, this column includes $1,999,966 in a RSA that were granted February 3, 2022 based on his 2021 performance.
– For Mr. Kaplan, this column includes $299,973 in a RSA that were granted October 10, 2022 in connection with his hiring.

2021
(13)

–For Messrs. Mizel, Mandarich and Martin, Performance Share Units ("PSUs") were granted to each individual on July 14, 2021. These awards are performance based, and, therefore, the amounts in the table above include $8,869,300, $7,982,370 and $776,064 for Messrs. Mizel, Mandarich and Martin, respectively, reflecting the aggregate grant date fair value of the awards ($44.35) multiplied by the target number of shares. Assuming achievement of the highest level of performance for these awards, the grant date fair value of the performance-based equity awards for Messrs. Mizel, Mandarich and Martin total $17,738,601, $15,964,741 and $1,552,128, respectively.
–For each of Messrs. Mizel and Mandarich, this column also includes $1,999,966 in Restricted Stock Awards ("RSAs") that were granted February 4, 2021 pursuant to the 2020 performance goals established under the terms of the 2018 Performance-Based Plan.
–For Mr. Martin this column also includes $499,978 in RSAs that were granted February 4, 2021 based on his 2020 performance.

For a description of assumptions used in valuing the awards, please see Note 22 (Stock Based Compensation) to the Consolidated Financial Statements in the Company's Original Form 10-K, for the year ended December 31, 2023.

2 The amounts shown in the "Option Awards" column are based on the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For Messrs. Mizel and Mandarich, the option awards granted in 2022 was service based, was assigned a fair value of $8.34 per share on the date of grant using the Black-Scholes option pricing model. For a description of the assumptions used in valuing the awards, please see Note 22 (Stock Based Compensation) to the Consolidated Financial Statements in the Company's Original Form 10-K for the year ended December 31, 2023.

3 These non-equity incentive plan compensation amounts were paid in cash in accordance with the terms of the 2018 Performance-Based Plan, as in effect for the year indicated, as compensation for that year's performance. The amounts were paid in the subsequent year. In the year ended 2023, the Committee determined that the 2023 goal established under the 2018 Performance-Based Plan for each executive had been achieved at the maximum level, thereby qualifying Mr. Mizel for a total bonus of $7.0 million and Mr. Mandarich for a total bonus of $6.0 million. The prior year, in light of economic conditions, the Committee exercised its discretion and reduced the cash awards to Mr. Mizel and Mr. Mandarich. This year, in light of the Company’s superior performance under the direction of Mr. Mizel and Mr. Mandarich, the Committee determined that an exercise of its discretion under the 2018 Performance-Based Plan was warranted to increase the bonus to be paid to each of Mr. Mizel and Mr. Mandarich by $1.0 million. Accordingly, the Committee awarded a total cash bonus for 2023 to Mr. Mizel of $8.0 million and a total cash bonus for 2023 to Mr. Mandarich of $7.0 million. The Committee made no award of restricted stock.

4 Mr. Kaplan was appointed as Senior Vice President and General Counsel effective as of October 10, 2022. On October 24, 2022, Mr. Kaplan was designated as an executive officer and a named executive officer of the Company.

All Other Compensation

The table below provides a breakdown of all other compensation for 2023 for the named executive officers:

Name	Non- Business Use of Aircraft		401(k) Match [2]	Other [3]	Total
Larry A. Mizel	—	1	$9,150	$285,060	$294,210
David D. Mandarich	—	1	$9,150	$16,789	$25,939
Robert N. Martin	N/A		$9,150	$720	$9,870
Michael L. Kaplan	N/A		$—	$727	$727

1 The incremental costs of non-business use of the Company's aircraft are calculated as the total variable operating costs directly associated with non-business trips, which include fuel, pilot travel related costs, catering, landing fees, flight communications and trip-related maintenance (the “Incremental Cost”). For their non-business use of the aircraft in 2023, Messrs. Mizel and Mandarich each reimbursed the Company for the Incremental Cost.

2 401(k) match represents amounts paid in 2024 based on 2023 401(k) deferrals.

3 For Mr. Mizel, the amounts shown for “Other” consists of $267,911 of Incremental Costs incurred by the Company in support of Mr. Mizel's service to not-for-profit organizations, consistent with the Company’s commitment to sustainability and as approved by the Company's Board. For both Mr. Mizel and Mr. Mandarich, "Other" also consists of $16,429 for legal
(14)

expenses in connection with employment related matters. The remainder of the amount shown for Mr. Mizel and Mr. Mandarich and all of the amounts shown for the other NEOs represent cell phone allowances.

Grants of Plan-Based Awards in 2023

The following table sets forth certain information with respect to awards granted during 2023 to our named executive officers. All equity awards were made under the 2021 Equity Incentive Plan.

		Estimated possible payouts under non-equity incentive plan awards			Estimated payouts under equity incentive plan awards [3]			All other stock awards: Number of shares of stock or units (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Award ($)
Name	Grant Date	Threshold ($)	Target ($)		Threshold (#)	Target (#)	Maximum (#)
Larry A. Mizel	—	5,400,000	7,000,000	[1]							$—
Larry A. Mizel	2/3/2023							74,386	2		$2,999,987
Larry A. Mizel	8/23/2023				100,000	200,000	400,000				$8,436,621
David D. Mandarich	—	5,400,000	6,000,000	[1]							$—
David D. Mandarich	2/3/2023							74,386	2		$2,999,987
David D. Mandarich	8/23/2023				90,000	180,000	360,000				$7,592,959
Robert N. Martin	2/3/2023							49,590	2		$1,999,965
Robert N. Martin	8/23/2023				8,750	17,500	35,000				$738,204
Michael L. Kaplan	2/3/2023							2,479	2		$99,978

1 Messrs. Mizel and Mandarich had the opportunity to earn a threshold award of up to $5,400,000 based on specified performance criteria, and to receive a total cash bonus up to $7,000,000 and $6,000,000, respectively, based on the Company's outperformance of goals. As discussed above, the Committee determined that an exercise of its discretion under the 2018 Performance-Based Plan was warranted to increase the bonus to be paid to each of Mr. Mizel and Mr. Mandarich by $1.0 million. Accordingly, the Committee awarded a total cash bonus for 2023 to Mr. Mizel of $8.0 million and a total cash bonus for 2023 to Mr. Mandarich of $7.0 million. The Committee made no award of restricted stock.

2 The restricted stock award vests equally over three years, starting with February 3, 2024. Dividends are paid on the restricted stock. The restricted stock granted in 2023 was based on 2022 performance.

3 The PSUs will be earned based upon the Company’s performance, over a three year period commencing January 1, 2023 and ending December 31, 2025 (the “Performance Period”), measured by increasing average home sale revenues over the Base Period. The “Base Period” for the awards is January 1, 2023 to December 31, 2023. The awards are conditioned upon the Company achieving a minimum average gross margin from home sales percentage (excluding impairments) of at least fifteen percent (15%) over the Performance Period. If average home sale revenues over the Performance Period ("Performance Revenues") exceed the Base Revenues by at least 5% but less than 10% (“Threshold Goals”), 50% of the Target Goals will be earned. If Performance Revenues exceed the Base Revenues by at least 20%, 200% of the Target Goals will be earned (“Maximum Goals”). The number of PSUs earned under these grants shall be adjusted to be proportional to the partial performance between the Threshold Goals, Target Goals and Maximum Goals.

(15)

Outstanding Equity Awards at December 31, 2023

The table below sets forth information with respect to all unexercised options, unvested restricted stock and unvested performance share units awarded to our named executive officers that were outstanding as of December 31, 2023.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Units That Have Not Vested (#)		Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested ($)
Larry A. Mizel	233,280	—		26.40	5/23/2028	—		—	—		—
	216,000	—		32.92	8/5/2029	—		—	—		—
	216,000	—		23.90	4/27/2030	—		—	—		—
	333,400	666,600	[1]	28.78	9/28/2032	—		—	—		—
	—	—		—	—	12,770	[2]	705,543	—		—
	—	—		—	—	28,556	[3]	1,577,719	—		—
	—	—		—	—	74,386	[4]	4,109,827	—		—
	—	—		—	—	—		—	400,000	[5]	22,100,000
	—	—		—	—	—		—	100,000	[6]	5,525,000
David D. Mandarich	233,280	—		26.40	5/23/2028	—		—	—		—
	216,000	—		32.92	8/5/2029	—		—	—		—
	216,000	—		23.90	4/27/2030	—		—	—		—
	266,720	533,280	[1]	28.78	9/28/2032	—		—	—		—
	—	—		—	—	12,770	[2]	705,543	—		—
	—	—		—	—	28,556	[3]	1,577,719	—		—
	—	—		—	—	74,386	[4]	4,109,827	—		—
	—	—		—	—	—		—	360,000	[5]	19,890,000
	—	—		—	—	—		—	90,000	[6]	4,972,500
Robert N. Martin	—	—		—	—	—		—	—		—
	—	—		—	—	—		—	—		—
	—	—		—	—	3,193	[2]	176,413	—		—
	—	—		—	—	28,556	[3]	1,577,719	—		—
	—	—		—	—	49,590	[4]	2,739,848	—		—
	—	—		—	—	—		—	35,000	[5]	1,933,750
	—	—		—	—	—		—	8,750	[6]	483,438
Michael L. Kaplan	—	—		—	—	6,879	[7]	380,065	—		—
	—	—		—	—	2,479	[4]	136,965	—		—

1 This option vested immediately and will become exercisable as to 50% of the shares on each of September 28, 2024 and 2025.

2 The restrictions on these shares lapse as to 100% of the remaining shares on February 4, 2024.

3 The restrictions on these shares lapse as to 50% of the remaining shares on each of February 3, 2024 and 2025.
(16)

4 The restrictions on these shares lapse as to 33-1/3% of the shares on each of February 3, 2024, 2025 and 2026.

5 The PSUs will be earned based upon the Company’s performance, over a three year period commencing January 1, 2021 and ending December 31, 2023. For more detail of the vesting terms see Note 22 (Stock Based Compensation) to the Consolidated Financial Statements in the Company's Original Form 10-K for the year ended December 31, 2023.

6 The PSUs will be earned based upon the Company’s performance, over a three year period commencing January 1, 2023 and ending December 31, 2025. For more detail of the vesting terms see Note 22 (Stock Based Compensation) to the Consolidated Financial Statements in the Company's Original Form 10-K for the year ended December 31, 2023.

7 The restrictions on these shares lapse as to 50% of the remaining shares on each of October 10, 2024 and 2025.

Option Exercises and Stock Vested in 2023

The following table provides additional information about value realized by the named executive officers on option award exercises and restricted stock award vestings during the year ended December 31, 2023.

	Option Awards		Stock Awards
	Number of Shares Acquired on Excercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Larry A. Mizel	1,322,697	30,090,166	302,774	12,210,875
David D. Mandarich	—	—	302,774	12,210,875
Robert N. Martin	33,065	805,453	85,369	3,442,932
Michael L. Kaplan	—	—	3,440	138,873

Pension Benefits at December 31, 2023

The following table shows, as of December 31, 2023, the present value of accumulated post-retirement medical insurance benefits under the current employment agreements of Mr. Mizel and Mr. Mandarich.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Medical Insurance Benefits ($)	Payments During Last Fiscal Year ($)
Larry A. Mizel	Employment Agreement [1]	N/A	$222,032	N/A
David D. Mandarich	Employment Agreement [1]	N/A	$297,968	N/A
Robert N. Martin	N/A	N/A	N/A	N/A
Michael L. Kaplan	N/A	N/A	N/A	N/A

1 Mr. Mizel is eligible to receive a Termination Payment, as described below under "Employment Agreements" upon Retirement, as described in his Employment Agreement, as his original Employment Term has been successfully completed. Mr. Mandarich will be eligible to receive a Termination Payment, as described below under "Employment Agreements" upon Retirement, as described in his Employment Agreement, following the successful completion of his current Employment Term.

(17)

Pay Versus Performance

Year	Summary Compensation Table total For PEO [1]	Compensation Actually Paid to PEO [12]		Average Summary Compensation Table Total for Non-PEO NEOs [1]	Average Compensation Actually Paid to Non-PEO NEOs [12]		Value of Initial Fixed $100 Investment Based On: [11]		Net Income (Dollars in thousands)	Home Sale Revenues (Dollars in thousands)
							Total Shareholder Return	Peer Group Total Shareholder Return [10]
2023	$20,730,819	$27,508,707	2	$8,922,543	$12,061,539	6	$186	$279	$401,005	$4,520,296
2022	$18,512,436	$7,050,930	3	$5,207,073	$1,591,502	7	$101	$151	$562,139	$5,586,264
2021	$19,950,256	$46,427,292	4	$7,212,486	$17,912,881	8	$169	$190	$573,657	$5,102,456
2020	$14,150,011	$29,684,799	5	$4,762,382	$9,243,394	9	$132	$124	$367,582	$3,765,379

1 The PEO for each of the years presented within this table is Larry A. Mizel, Executive Chairman. The NEO's for 2023 were David D. Mandarich, CEO; Robert N. Martin, CFO; Michael L. Kaplan, CLO. The NEO's for 2022 were David D. Mandarich, CEO; Robert N. Martin, CFO; Michael L. Kaplan, CLO (hired in 2022); and Rebecca B. Givens, CLO (resigned in 2022). The NEO's for 2021 were David D. Mandarich, CEO; Robert N. Martin, CFO; and Rebecca B. Givens, CLO. The NEO's for 2020 were David D. Mandarich, CEO; Robert N. Martin, CFO; Rebecca B. Givens, CLO (hired in 2020); and Michael Touff, CLO (retired in 2020).
2 For compensation actually paid to the PEO in 2023, the Summary Compensation Table total for the PEO is adjusted to reflect the changes in the value of equity awards and pension benefits, described in the following: (1) $11,436,609 was deducted from the total, representing the amount reported in the Stock Awards and Option Awards columns of the Summary Compensation Table; (2) $4,109,827 was added representing the year-end 2023 valuation of the equity awards granted in 2023 that remained outstanding and unvested as of December 31, 2023; (3) $11,218,458 was added representing the increase in fair value between the year end 2023 and 2022 for equity awards granted in prior years that remain outstanding and unvested at the end of 2023; (4) $2,643,217 was added representing the increase in fair value for equity awards granted in prior years that vested during 2023, and; (5) $242,995 was added related to dividends paid on outstanding and unvested RSA awards in 2023.
3 For compensation actually paid to the PEO in 2022, the Summary Compensation Table total for the PEO is adjusted to reflect the changes in the value of equity awards and pension benefits, described in the following: (1) $10,342,866 was deducted from the total, representing the amount reported in the Stock Awards and Option Awards columns of the Summary Compensation Table; (2) $1,353,586 was added representing the year-end 2022 valuation of the equity awards granted in 2022 that remained outstanding and unvested as of December 31, 2022; (3) $8,342,900 was added representing the vesting date fair value of equity awards granted and vested in 2022; (4) $6,380,450 was deducted representing the decrease in fair value between the year end 2022 and 2021 for equity awards granted in prior years that remain outstanding and unvested at the end of 2022; (5) $4,604,476 was deducted representing the decrease in fair value for equity awards granted in prior years that vested during 2022, and; (6) $169,800 was added related to dividends paid on outstanding and unvested RSA awards in 2022.
4 For compensation actually paid to the PEO in 2021, the Summary Compensation Table total for the PEO is adjusted to reflect the changes in the value of equity awards and pension benefits, described in the following: (1) $10,869,266 was deducted from the total, representing the amount reported in the Stock Awards and Option Awards columns of the Summary Compensation Table; (2) $12,510,757 was added representing the year-end 2021 valuation of the equity awards granted in 2021 that remained outstanding and unvested as of December 31, 2021; (3) $18,561,666 was added representing the increase in fair value between the year end 2021 and 2020 for equity awards granted in prior years that remain outstanding and unvested at the end of 2021; (4) $6,134,932 was added representing the increase in fair value for equity awards granted in prior years that vested during 2021, and; (5) $138,947 was added related to dividends paid on outstanding and unvested RSA awards in 2021.
5 For compensation actually paid to the PEO in 2020, the Summary Compensation Table total for the PEO is adjusted to reflect the changes in the value of equity awards and pension benefits, described in the following: (1) $9,002,603 was deducted from the total, representing the amount reported in the Stock Awards and Option Awards columns of the Summary Compensation Table; (2) $6,701,731 was added representing the year-end 2020 valuation of the equity awards granted in 2020 that remained outstanding and unvested as of December 31, 2020; (3) $19,208,132 was added representing the increase in fair value between the year end 2020 and 2019 for equity awards granted in prior years that remain outstanding and unvested at the end of 2020; (4) $1,495,366 was deducted representing the decrease in fair value for equity awards granted in prior years that vested during 2020, and; (5) $122,894 was added related to dividends paid on outstanding and unvested RSA awards in 2020.
(18)

6 For average compensation actually paid to the NEO's in 2023, the average of the Summary Compensation Table total for the NEO's is adjusted to reflect average changes in the value of equity awards and pension benefits, described in the following: (1) $4,477,031 was deducted from the total, representing the average amount reported in the Stock Awards and Option Awards columns of the Summary Compensation Table; (2) $2,328,880 was added representing the average year-end 2023 valuation of the equity awards granted in 2023 that remained outstanding and unvested as of December 31, 2023; (3) $4,001,332 was added representing the average increase in fair value between the year end 2023 and 2022 for equity awards granted in prior years that remain outstanding and unvested at the end of 2023; (4) $1,139,552 was added representing the average increase in fair value for equity awards granted in prior years that vested during 2023, and; (5) $146,263 was added related to the average dividends paid on outstanding and unvested RSA awards in 2023.
7 For average compensation actually paid to the NEO's in 2022, the average of the Summary Compensation Table total for the NEO's is adjusted to reflect average changes in the value of equity awards and pension benefits, described in the following: (1) $2,743,556 was deducted from the total, representing the average amount reported in the Stock Awards and Option Awards columns of the Summary Compensation Table; (2) $758,313 was added representing the average year-end 2022 valuation of the equity awards granted in 2022 that remained outstanding and unvested as of December 31, 2022; (3) $1,668,580 was added representing the average vesting date fair value of equity awards granted and vested in 2022; (4) $2,017,419 was deducted representing the average decrease in fair value between the year end 2022 and 2021 for equity awards granted in prior years that remain outstanding and unvested at the end of 2022; (5) $1,351,388 was deducted representing the average decrease in fair value for equity awards granted in prior years that vested during 2022, and; (6) $69,899 was added related to the average dividends paid on outstanding and unvested RSA awards in 2022.
8 For average compensation actually paid to the NEO's in 2021, the average of the Summary Compensation Table total for the NEO's is adjusted to reflect average changes in the value of equity awards and pension benefits, described in the following: (1) $3,786,113 was deducted from the total, representing the average amount reported in the Stock Awards and Option Awards columns of the Summary Compensation Table; (2) $4,340,884 was added representing the average year-end 2021 valuation of the equity awards granted in 2021 that remained outstanding and unvested as of December 31, 2021; (3) $7,665,139 was added representing the average increase in fair value between the year end 2021 and 2020 for equity awards granted in prior years that remain outstanding and unvested at the end of 2021; (4) $2,420,193 was added representing the average increase in fair value for equity awards granted in prior years that vested during 2021, and; (5) $60,293 was added related to the average dividends paid on outstanding and unvested RSA awards in 2021.
9 For average compensation actually paid to the NEO's in 2020, the average of the Summary Compensation Table total for the NEO's is adjusted to reflect average changes in the value of equity awards and pension benefits, described in the following:(1) $2,754,950 was deducted from the total, representing the average amount reported in the Stock Awards and Option Awards columns of the Summary Compensation Table; (2) $1,863,381 was added representing the average year-end 2020 valuation of the equity awards granted in 2020 that remained outstanding and unvested as of December 31, 2020; (3) $5,870,248 was added representing the average increase in fair value between the year end 2020 and 2019 for equity awards granted in prior years that remain outstanding and unvested at the end of 2020; (4) $536,641 was deducted representing the average decrease in fair value for equity awards granted in prior years that vested during 2020, and; (5) $38,973 was added related to the average dividends paid on outstanding and unvested RSA awards in 2020.
10 The peer group used in this calculation is defined as the "Peer Group" in the "Peer Data" section above. The returns of each issuer of the group was weighted according to the respective issuers' stock market capitalization at the beginning of each period for which a return is indicated.
11 For purposes of calculating the cumulative total shareholder return, the measurement period is the market close on the last trading day before fiscal year 2020, through and including the end of the fiscal year for which cumulative total shareholder return is being calculated.
12 Equity award fair values were computed in a manner consistent with the fair value methodology used to account for share-based payments in the financial statements under generally accepted accounting principles. For awards subject to performance conditions, the fair value as of the end of the covered fiscal year is based upon the probable outcome of such conditions as of the last day of the covered fiscal year under ASC 718, Compensation - Stock Compensation.

(19)

Comparison of Total Shareholder Return to Peer Group Total Shareholder Return

Relationship Between Executive Compensation Actually Paid to Executives and Financial Performance

Comparison of Total Shareholder Return to Compensation Actually Paid to Executives

(20)

Comparison of Net Income to Compensation Actually Paid to Executives

Comparison of Home Sale Revenues to Compensation Actually Paid to Executives

(21)

Key Financial and Non-Financial Performance Measures

The following table shows, as of December 31, 2023, the key financial and non-financial performance measures used by the Company to link compensation actually paid to executive officers to Company Performance.

Executive Chairman and CEO	Chief Financial Officer	Chief Legal Officer
Adjusted EBITDA	Adjusted homebuilding operating margin	Adjusted homebuilding operating margin
Adjusted homebuilding operating margin	Adjusted pre-tax return on equity	Adjusted pre-tax return on equity
Adjusted pre-tax diluted EPS	Home sale revenues	Home sale revenues
Adjusted pre-tax return on equity	Net debt-to-capital	Litigation management
Home sale revenues	Oversight of accounting, finance, information technology and treasury functions, including capital markets and bank financing transactions	Oversight of risk management
Net debt-to-capital	Shareholder relations management and oversight	Regulatory compliance
Operating cash flow	Successful completion of special projects	Successful completion of special projects
	Timely and accurate handling of financial regulatory filings	Successful supervision of all real estate transactions

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

Mr. Mizel is eligible to receive a Termination Payment, as described below under "Employment Agreements" upon Retirement, as described his Employment Agreement, as his original Employment Term has been successfully completed. Mr. Mandarich will be eligible to receive a Termination Payment, as described below under "Employment Agreements" upon Retirement, as described in his Employment Agreement, following the successful completion of his current Employment Term.

EMPLOYMENT AGREEMENTS

Messrs. Mizel and Mandarich

On October 26, 2020, the Board appointed Larry A. Mizel (previously, Chairman and Chief Executive Officer) as Executive Chairman and David D. Mandarich (previously President and Chief Operating Officer) as President and Chief Executive Officer. In connection with these changing roles, as of October 26, 2020, the Company and each of Messrs. Mizel and Mandarich (each, an “Executive”) entered into new employment agreements that replaced the prior employment agreements with each of the Executives. As of June 28, 2021, the Company and each of the Executives executed amendments to their new employment agreements. The material terms of the existing employment agreements as amended (“Employment Agreements”) are summarized below. As discussed in the Company's Definitive Proxy Statement filed with the SEC on March 4, 2024, it is expected that Messrs. Mizel and Mandarich will enter into the New Employment Agreements, subject to the completion of the Merger Agreement, to be effective as of immediately prior to the completion of the merger, which will provide for the terms of their prospective employment with the Company.

Employment Term: Mr. Mizel’s Employment Agreement has an initial term of December 31, 2022 and Mr. Mandarich’s Employment Agreement has an initial term of December 31, 2024. The Employment Agreements automatically extend for two-year terms unless (i) the Company or the Executive elects to terminate by six months written notice, or (ii) the Executive is terminated earlier.

Base Salaries: The Employment Agreements retain the Executives’ base salaries specified by the prior employment agreements. Mr. Mizel's base salary may not be less than $1,000,000 per year. Mr. Mandarich's base salary may not be less than $830,000 per year. In 2021, Mr. Mandarich's base salary was increased to $1,000,000 per year. The base salary for the Executive may only be reduced below his prior year's base salary with the consent of the Executive and the Company.

Incentive Compensation: Messrs. Mizel and Mandarich participate in the Company’s annual and long-term incentive compensation plans (“Performance Plans”).

(22)

Group Medical Insurance Benefits: The Company provides group medical, dental and vision insurance benefits to Messrs. Mizel and Mandarich. This applies to each of them while they are employed and for the rest of their life after employment. The group medical insurance benefits also provide comparable coverage for the Executive’s spouse for the duration of the Executive’s life and, if they survive the Executive, for an additional sixty months after the Executive's death.

Long-Term Disability Benefits: The Company will provide the Executive with long-term disability benefits. Under the benefits, the annual after-tax amount received by the Executive would equal the after-tax amount of his base salary for the year in which he becomes disabled. This long-term disability benefit would be paid monthly until the earlier of the end of the Executive's disability or prior to his becoming totally disabled.

Vacation: The Executive is entitled to receive not less than six weeks of vacation each year without carryover from year to year.

Termination for Cause: An Executive may be terminated for “Cause,” as defined in the Employment Agreements. If terminated for Cause, he will only be entitled to his “Accrued Benefits” of base salary through the termination date, annual incentive compensation earned but unpaid with respect to the year prior to the year of termination and any long-term incentive compensation earned but unpaid with respect to performance periods that ended in the year preceding the year of termination.

“Cause” is defined in the Employment Agreements as: (1) the Executive’s willful refusal to perform material duties reasonably required or requested of him by the Board for thirty days after having received written notice of such refusal from the Board and having failed to commence to perform such duties within such period, (2) the Executive’s commission of material acts of fraud, dishonesty or misrepresentation in the performance of his duties, (3) any final, non-appealable conviction of the Executive for an act or acts on the Executive’s part constituting a felony under the laws of the United States or any state thereof, or (4) any material uncured breach of the provisions of the confidentiality and non-competition provisions of the Employment Agreement which continues for thirty days after the Executive has received written notice of such breach from the Company.

Termination by the Company without Cause or Termination by the Executive for “Good Reason”: An Executive’s employment may be terminated by the Company at any time without Cause. If so, the Executive, in addition to Accrued Benefits, is entitled to a lump sum “Termination Payment” of (i) an amount equal to his aggregate base salary during the 36 months prior to the termination, (ii) an amount equal to 300%, for Mr. Mizel, and 200%, for Mr. Mandarich, of the annual incentive compensation paid for the year prior to termination, and (iii) the lifetime group medical insurance benefits described above. The Termination Payment includes the vesting of all unvested options, restricted stock and other equity awards and rights as described under Auto-Acceleration of Awards below. In the event that the fair market value of restricted stock units on the date of full vesting is less than the fair market value of the restricted stock units on the date of award, the Termination Payment provides for additional shares of stock to be granted on the date of full vesting so as to equalize the award value to the fair market value of the award on the date of grant. Under the Employment Agreements, termination without Cause includes the Company's election not to extend the term of the Employment Agreement. If the Executive terminates his employment for “Good Reason” as defined in the Employment Agreements, he is entitled to the same Accrued Benefits and Termination Payment.

“Good Reason” is defined in the Employment Agreements as: (i) a material diminution or change, adverse to the Executive, in the Executive’s positions, titles, status, rank, nature of responsibilities, or authority with the Company, including the Executive’s removal as a member of the Board or if the Executive is not nominated for re-election by the Board, (ii) Mr. Mizel having to report to anyone other than the Board or Mr. Mandarich having to report to anyone other than Mr. Mizel or the Board, (iii) a decrease in the Executive’s annual base salary, annual incentive compensation or long-term incentive compensation opportunity, including the Company’s termination of the Performance Plans or the Company’s amendment of the Performance Plans to provide for payments to the Executive in any calendar year which are less than the amount calculated in accordance with Article III of the Performance Plans, as the same may be amended from time to time, without the Executive’s written consent, (iv) a material reduction in the aggregate benefits for which the Executive is eligible under the Company’s benefit plans, (v) the Company requiring the Executive to relocate to another place of employment more than fifty miles from his primary residence, or (vi) a material breach by the Company of the Employment Agreement or any equity award agreement.

Change in Control Provisions: If the Executive’s employment is terminated by the Company within two years following a “Change in Control” (as defined in the Performance Plan) of the Company occurs, the Executive will receive his Accrued Benefits and the Termination Payment.

“Change in Control” is defined in the Performance Plan as the occurrence of:
(a) the acquisition by any individual, entity, or group (within the meaning of Sections 13(d)(3) or 14(d)(2) of the Exchange Act (a “Person”) of “beneficial ownership” (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of more than 50% of the combined voting power of the Company’s then outstanding securities entitled to vote generally in the election of directors; (b) the individual directors of the Board as of the Effective Date (the “Incumbent Directors”) cease to constitute at
(23)

least half of the Board within a twelve-month period; provided, however, that for purposes of this paragraph, any new director whose election by the Board or nomination for election by the Company’s stockholders was approved by a vote of at least a of two-thirds of the Incumbent Directors at the beginning of such twelve-month period shall be considered an Incumbent Director;
(c) consummation, in one transaction or a series of related transactions, of a reorganization, merger, or consolidation of the Company or sale or other disposition, direct or indirect, of all or substantially all of the assets of the Company (a “Business Combination”), in each case, unless, following such Business Combination, the Persons who were the “beneficial owners” of outstanding voting securities of the Company immediately prior to such Business Combination “beneficially own,” by reason of such ownership of the Company’s voting securities immediately before the Business Combination, more than 50% of the combined voting power of the company resulting from such Business Combination (including, without limitation, a company which as a result of such transaction owns the Company or all or substantially all of the Company’s assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership of the outstanding voting securities of the Company immediately prior to such Business Combination; or (d) approval by those Persons holding the voting securities of the Company of a complete liquidation or dissolution of the Company.

The June 28, 2021 amendments to the employment agreements provide that, in the event of a Change in Control following which the employment of the Executive is terminated by the Company, all unvested PSUs granted to the executive will vest, but the amount, if any, payable with respect to such PSUs will be conditioned on the actual achievement of the specified performance criteria and would not be paid until the end of the applicable performance period. The 2019 and 2020 PSU grant agreements for Messrs. Mizel and Mandarich have been amended to correspond to the provisions of the Amendments.

Termination due to Retirement, Death, Presumed Death or Disability: If the Executive’s employment hereunder is terminated due to the Executive’s “Retirement” as defined in the Employment Agreement, death, presumed death or total disability, the Executive, or the Executive’s beneficiary or estate, as applicable, will receive the Accrued Benefits and the Termination Payment. Retirement means the termination at the election of the Executive of the Executive’s employment after December 31, 2022 in the case of Mr. Mizel and December 31, 2024 in the case of Mr. Mandarich or the non-renewal by the Executive of the Employment Agreement after his respective initial term.

Auto-Acceleration of Awards: The Employment Agreements provide that in the event of death, presumed death, total disability, termination of the Executive’s employment by the Company without Cause (which includes a non-renewal by the Company of the Employment Agreement for each additional term) or termination by the employee for Good Reason, all outstanding unvested awards under the Company’s equity incentive plans will be fully vested, exercisable, and/or payable at the maximum level (auto-accelerated) regardless of whether all vesting conditions relating to length of service, attainment of performance goals, or otherwise have been satisfied. In the event of a Retirement or in the event of a Change in Control following which the employment of the Executive is terminated by the Company, all outstanding unvested awards other than performance share unit (“PSU”) awards will be auto-accelerated and, with respect to all unvested PSU awards that are outstanding on a termination date, the number of shares to be earned, issued and delivered to the Executive, if any, for such outstanding PSUs will be determined at the end of the performance periods in which such Retirement or termination of employment following a Change in Control occurs and will be issued and paid to the Executive as though he continued to be employed through the end of the performance period. The Company amended the Executives’ existing PSU and other award agreements, as necessary, to conform them to the terms of the Employment Agreements.

Excess Parachute Payments: Certain payments that Messrs. Mizel and Mandarich may receive could be subject to an excise tax as an “excess parachute payment” under the Internal Revenue Code. This could occur following a Change in Control or through other payments made to the Executives. The Employment Agreements provide for calculations to compare the after-tax effect to the Executive of (a) automatically reducing the amount of the payment sufficient to avoid triggering any excise tax or, in the alternative, (b) paying the full awarded payment, requiring the executive to be fully responsible for payment of the excise tax, whichever alternative results in the greatest after-tax benefit to the executive.

See "Potential Payments Upon Termination or Change in Control" below for additional information.

Option to Purchase Aircraft: Mr. Mizel’s Employment Agreement provides that, upon Mr. Mizel’s termination of employment with the Company, other than a termination “for cause,” he is granted a 90-day option to purchase the Company’s aircraft and associated equipment and parts (collectively, the “Aircraft"). The purchase price, in cash, will be at the fair market value of the Aircraft, as determined by expert valuation in the event Mr. Mizel and the Company are unable to agree upon the amount of the fair market value.

(24)

Certain Other Change in Control Agreements

Mr. Martin and Mr. Kaplan entered into change in control agreements with the Company effective May 23, 2015 and October 10, 2022, respectively. Each agreement will terminate on the earlier of termination of employment or the end of the current term of the agreement (December 31, 2023 for Mr. Martin and December 31, 2024 for Mr. Kaplan). However, unless either party to the agreement elects by notice in writing delivered to the other at least 90 days prior to December 31 of the current term, the term of the agreement will be renewed automatically for successive one-year terms. In addition, if the agreement has not been terminated prior to a change in control (as defined below), upon a change in control, the term of the agreement will extend automatically following such change in control for two years. As discussed in the Company's Definitive Proxy Statement filed with the SEC on March 4, 2024, it is expected that these executives will enter into amendments to their Change in Control Agreements, dependent on the completion of the merger, discussed below.

A “change in control” occurs if:

•a report on Schedule 13D is filed with the SEC disclosing that any person other than the Company (or one of its subsidiaries or one of their employee benefit plans), or any director of the Company or an affiliate of the director, is the beneficial owner of 50 percent or more of the combined voting power of the outstanding securities of the Company;
•any person other than the Company (or one of its subsidiaries or one of their employee benefit plans), or any director of the Company or an affiliate of the director, purchases securities, pursuant to a tender offer or exchange offer such that, after consummation of the offer, the person is the beneficial owner of 50 percent or more of the combined voting power of the outstanding securities of the Company;
•the shareholders of the Company approve (A) any consolidation or merger of the Company (1) in which the Company is not the continuing or surviving corporation, or (2) pursuant to which shares of common stock of the Company would be converted into cash, securities or other property, or (B) any sale, lease, exchange or other transfer of all or substantially all the assets of the Company; or
•there is a change in a majority of the members of the Board within a twelve month period, unless the election or nomination for election by the Company's shareholders of each new director during such twelve month period was approved by the vote of two-thirds of the directors then still in office who were directors at the beginning of such twelve month period.

For purposes of Mr. Martin’s and Mr. Kaplan's agreements, a “change in control event” occurs if a change in control is followed by a material change within two years. A material change is defined in the agreements to occur if:

•employment is terminated without cause (as defined in the agreements);
•the Company makes certain adverse changes in the employee's reporting relationship, titles, functions or duties;
•the Company assigns or reassigns the employee, without the employee's written permission, to another place of employment more than fifty miles from the current place of employment;
•the Company reduces the employee's base salary, annual or long-term incentive compensation, or the manner in which the compensation is determined unless the reduction applies to other officers of the Company; or
•a purchaser of all or substantially all of the Company's assets or any successor or assignee of the Company fails to assume the agreement.

Pursuant to each agreement, if a change in control event occurs, the employee may elect within 90 days after the change in control event to terminate their employment, if not previously terminated by the Company, and to receive a change in control payment. The change in control payment (to be paid upon termination of employment by either the Company or the employee) equals two times the sum of: (i) the employee’s annual base salary in effect immediately prior to the change in control event, plus (ii) the amount of the employee’s last regular annual bonus, provided that the amount of the annual bonus shall not exceed 50% of the annual base salary in effect immediately prior to the change in control event.

If a change in control event occurs, the employee also would be entitled to continue to participate in the Company's employee benefit plans, policies and arrangements that provide insurance and medical benefits on the same basis as provided prior to the change in control event for a period of twelve months after the date of termination of employment.

If a change in control as defined above occurs, all options, dividend equivalents and other rights granted to the employee under any Company equity incentive plan will be accelerated and become exercisable immediately prior to the closing of the change in control. If the change in control is not concluded, the election to exercise such options and other rights shall be of no effect and the options shall remain subject to their original restrictions.

Any amounts payable pursuant to the change in control agreement are in addition to any payments otherwise payable to the employee pursuant to any agreement, plan or policy of the Company. Certain payments that the employee may receive could be
(25)

subject to an excise tax as an "excess parachute payment" under the Internal Revenue Code. This could occur following a change in control or a change in control event, either alone or together with other payments made to the employee. In the agreement, the employee has agreed to be paid those amounts, if any, in annual installments and over the shortest period of time in which they may be paid and not be treated as "excess parachute payments."

See "Potential Payments Upon Termination or Change in Control" below for additional information.

The Compensation Committee believes that the potential payments in these limited change in control circumstances fit well within the Company's overall compensation philosophy. The termination and change in control payments are calculated based on the base salaries and the annual bonuses paid to the executives. The Committee believes that the long-term interests of our shareholders are aligned with the executives in that their compensation is, in turn, aligned with the success of the Company. The potential change of control compensation varies with the compensation previously paid to the executive, affords stability to the Company's leadership and is consistent with the philosophy of the Committee to provide compensation that assures retention, incentive and reward to the executive team.

Potential Payments Upon Termination or Change in Control

The following table shows potential payments to our named executive officers under existing contracts for various scenarios involving a change in control or termination of employment, assuming a triggering event on the last business day of 2023. Please see the narrative above under "Employment Agreements" and "Certain Other Change in Control Agreements" for a description of payments contemplated by these agreements. In addition, Messrs. Mizel and Mandarich will be eligible to receive a payment upon Retirement, as defined in their respective Employment Agreements, following the successful completion of their current Employment Term.

(26)

Name	Benefit	Termination w/o Cause or Material Change		Change in Control		After Change in Control – Material Change or w/o Cause[1]		Voluntary Termination w/o Good Reason		Retirement [13]		Death		Disability
Larry A. Mizel	Severance Pay	$3,000,000	[2]			$3,000,000	[2]			$3,000,000	[2]	$3,000,000	[2]	$3,000,000	[2]
	Ann. Incentive Comp.	$30,000,000	[3]			$30,000,000	[3]			$30,000,000	[3]	$30,000,000	[3]	$30,000,000	[3]
	Stock/Option Vesting	$68,252,410	[4]			$51,677,410	[5]			$51,677,410	[4]	$68,252,410	[4]	$68,252,410	[4]
	Health Care Benefits	$222,032	[6]			$222,032	[6]	$222,032	[6]	$222,032	[6]	$106,681	[6]	$222,032	[6]
David D. Mandarich	Severance Pay	$3,000,000	[2]			$3,000,000	[2]					$3,000,000	[2]	$3,000,000	[2]
	Ann. Incentive Comp.	$18,000,000	[3]			$18,000,000	[3]					$18,000,000	[3]	$18,000,000	[3]
	Stock/Option Vesting	$60,303,430	[4]			$45,385,930	[5]					$60,303,430	[4]	$60,303,430	[4]
	Health Care Benefits	$297,968	[6]			$297,968	[6]	$297,968	[6]			$106,681	[6]	$297,968	[6]
Robert N. Martin	Severance Pay					$1,700,000	[7]
	Bonus Payment					$850,000	[8]
	Stock/Option Vesting	$8,361,480	[9]	$4,493,980	[10]	$2,417,188	11					$8,361,480	[9]	$8,361,480	[9]
	Health Care Benefits					$33,402	[12]
Michael L. Kaplan	Severance Pay					$950,000	[7]
	Bonus Payment					$250,000	8
	Stock/Option Vesting	$517,030	[9]	$517,030	[10]							$517,030	[9]	$517,030	[9]
	Health Care Benefits					$23,806	[12]

1 Following both a change in control and termination without cause or a material change, Messrs. Mizel, Mandarich, Martin and Kaplan may elect to terminate employment and receive the identified benefits.

2 Under the executive's employment agreement, this is calculated as the aggregate base salary earned by the executive during the prior three years. This amount does not include any amount that may be payable upon a two-tier tender offer that results in a change of control. See footnote 5 below.

3 Under the executive's employment agreement, this is calculated as of December 31, 2023 at 300% for Mr. Mizel and 200% for Mr. Mandarich of the "Annual Incentive Compensation" paid for 2022. To the extent a portion of the Annual Incentive Compensation is paid in restricted stock, that portion of the Annual Incentive Compensation is included and considered in addition to the cash portion.

(27)

4 Represents the value of unvested restricted stock and performance share units (valued at the Maximum level in accordance with their respective employment agreeements) at December 31, 2023 plus an amount representing the difference between MDC’s stock price at December 31, 2023 and the exercise price of unvested options, to the extent that the stock price exceeds the exercise price. In the event a change in control involves a two-tier tender offer, the Company would pay the executive (at the executive's election) the difference between the exercise price of the otherwise unvested options and the price offered in the first tier, or adjust the option terms to provide the executive with an equivalent value. In the event that the fair market value of restricted stock units on the date of full vesting is less than the fair market value of the restricted stock units on the date of award, additional shares of stock will be granted on the date of full vesting so as to equalize the award value to the fair market value of the award on the date of grant pursuant to the terms of the executive's employment agreement.

5 Represents the value of unvested restricted stock at December 31, 2023 plus an amount representing the difference between MDC’s stock price at December 31, 2023 and the exercise price of unvested options, to the extent that the stock price exceeds the exercise price, pursuant to the terms of the respective agreement. In the event that the fair market value of restricted stock units on the date of full vesting is less than the fair market value of the restricted stock units on the date of award, additional shares of stock will be granted on the date of full vesting so as to equalize the award value to the fair market value of the award on the date of grant pursuant to the terms of the executive's employment agreement. In addition, this includes the value of unvested performance share units at December 31, 2023. Under the executive's employment agreement, the PSUs will become 100% vested as of the date of such Change in Control Event, with the number of shares of stock to be earned, issued and delivered to the Employee, if any, for such vested PSUs to be determined at the end of the Performance Period and to be issued and paid to the Employee as though he continued to be employed through the end of the Performance Period. Under the Merger Agreement, upon completion of the merger, PSUs will become 100% vested, cancelled and automatically converted into the right to receive an amount in cash, without interest, based upon maximum performance. The 2021 PSU value has been estimated at the maximum goal at 12/31/2023. The 2023 PSU value has been estimated below threshold goal at 12/31/2023. For more details see Note 22 (Stock Based Compensation) to the Consolidated Financial Statements in the Company's Original Form 10-K for the year ended December 31, 2023.

6 Represents the total projected medical insurance benefit obligation for the executive, which would provide medical benefits that are at least comparable to those provided to the executive at the time his employment agreement was signed. The Company will pay the medical insurance benefit for the duration of the executive's life. The medical insurance benefit also provides comparable coverage for the executive's spouse for duration of the executive's life and, if she survives him, for an additional 60 months after his death. This amount is estimated based on 2023 costs incurred by the Company.

7 Under the executive's change in control agreement, this is calculated as 200% of the executive's annual base salary.

8 Under the executive's change in control agreement, this is calculated as two times the amount of the executive’s last regular annual bonus, provided that for these purposes, such regular annual bonus amount shall not exceed 50% of the executive's annual base salary at the rate in effect immediately before the change in control event.

9 Represents the value of all unvested restricted stock and performance share unit awards at December 31, 2023, which would become fully vested pursuant to the terms of the respective agreement.

10 Represents the value of all unvested restricted stock at December 31, 2023. If a change in control occurs, all options, dividend equivalents and other rights granted to the employee under any Company equity incentive plans shall be accelerated and shall become exercisable immediately prior to the closing of the change in control so as to permit the employee fully to exercise all outstanding options and rights.

11 Represents the value of all unvested performance share units at December 31, 2023 pursuant to the terms of the performance share unit grant agreement. Under the 2021 and 2023 PSU agreements, the PSUs will become 100% vested as of the date of such Change in Control Event, with the number of shares of stock to be earned, issued and delivered to the Employee, if any, for such vested PSUs to be determined at the end of the Performance Period and to be issued and paid to the Employee as though he continued to be employed through the end of the Performance Period. Under the Merger Agreement, upon completion of the merger, PSUs will become 100% vested, cancelled and automatically converted into the right to receive an amount in cash, without interest, based upon maximum performance. The 2021 PSU value has been estimated at the maximum goal at 12/31/2023. The 2023 PSU value has been estimated below threshold goal at 12/31/2023. For more details see Note 22 (Stock Based Compensation) to the Consolidated Financial Statements in the Company's Original Form 10-K for the year ended December 31, 2023.

12 Under the executive's change in control agreement, the executive shall be entitled to continue to participate in each of the Company's employee benefit plans, policies or arrangements which provide insurance and medical benefits on the same
(28)

basis as was provided to the executive prior to the change in control event for a period of 12 months after the date of termination of executive's employment. This amount is estimated based on 2023 costs incurred by the Company.

13 Under the executive's employment agreement, the executive will receive these benefits upon retirement following completion of their initial employment term. As Mr. Mandarich has not yet completed his initial employment term, no amounts have been reflected.

2023 Director Compensation

Compensation Structure

The compensation program for the non-employee members of the Board is comprised of two elements:

(i) a monthly cash fee consisting of a proportionate payment of an annual retainer and specified fees for attendance at various monthly meetings, and (ii) stock options or their equivalent value in the form of restricted stock ("Equity Benefit"). The Lead Director earns an annual cash retainer payable monthly and the Equity Benefit and does not receive attendance fees.

•The cash element of the Directors' annual compensation (including the Lead Director retainer) was last adjusted ten years ago and has not been modified.
•The Equity Benefit remained at 33,067 option shares, in accordance with the shareholder approved equity plan. With the exception of adjustments to reflect the issuance of corporate stock dividends, the Equity Benefit has remained the same for over twenty years.
•Each Director has the choice to receive the stock options or a restricted stock award of equivalent value. The value of the stock option and its equivalent is computed in accordance with FASB ASC Topic 718.

In order to strengthen the financial alignment of the Company's Directors with the interests of the Company's shareholders, the Corporate Governance/Nominating Committee and the Board have established Equity Ownership Guidelines for Directors who are not employees of the Company. Under these guidelines, each Director is encouraged to acquire and maintain ownership of common stock with an acquisition value, measured at the time of acquisition, of not less than ten times the annual amount of the retainer paid for serving on the Board determined as of the time the Director joins the Board. The annual amount of the retainer currently is $60,000 resulting in a current stock ownership goal of $600,000 for new Directors. The Directors who have not yet achieved the goal have agreed to retain 100% of the shares they acquire through restricted stock awards and the future exercise of stock options, net of taxes and any option exercise price, up to the number of shares necessary to achieve the goal.

Our Board reviews Director compensation annually in collaboration with the Compensation Committee and the Committee's compensation consultant with reference to comparable individual and peer group director fees and prevailing market practices. The Board takes into consideration a number of specific factors attributable to the Directors’ service on the Board, including the Company’s higher-than-usual frequency of Board, Audit and Legal Committee meetings (the Board, Audit and Legal Committee meetings are generally conducted on a regular monthly basis, Corporate Governance/Nominating and Compensation Committee meetings are held periodically, as required, with interim communications arising, as necessary) and the extraordinary level of engagement of our Non-Employee Directors. The Board believes that our Non-Employee Director compensation (1) should be competitive with companies in our Peer Group, taking into account (i) the value of their seasoned experience and expertise and (ii) the comparative level of engagement and time commitment to prepare for and attend monthly Board meetings, and (2) should include a combination of cash and equity-based compensation that align their interests with our shareholders.

(29)

2023 Compensation

Director compensation for 2023 was paid in accordance with the in-place structure outlined above.

The following table sets forth information regarding the compensation of the Company's Non-Employee Directors for the fiscal year ended December 31, 2023. The two Directors (Messrs. Mizel and Mandarich) who are executive officers receive no compensation for serving as Directors in addition to the compensation received as executive officers.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) [1,2,3]	All Other Compensation ($) [4]	Total ($)
Raymond T. Baker	$134,500	$390,816	$42,247	$567,563
Michael Berman	$123,000	$390,816	N/A	$513,816
David E. Blackford	$143,500	$390,816	$33,986	$568,302
Herbert T. Buchwald [5]	$390,000	$390,816	$30,630	$811,446
Rafay Farooqui	$110,000	$390,816	$21,125	$521,941
Courtney L. Mizel	$123,000	$390,816	$23,710	$537,526
Paris G. Reece III	$150,000	$390,816	$33,035	$573,851
David Siegel	$158,500	$390,816	N/A	$549,316
Janice Sinden	$132,000	$390,816	$19,757	$542,573

1 Each Non-Employee Director was entitled to a vested option to purchase 33,067 shares of common stock or 7,552 shares of restricted stock on August 1, 2023. The dollar amount shown for each Director is the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.  For details on the assumptions used to calculate the fair value of options, see Note 22 (Stock Based Compensation) to the Consolidated Financial Statements in the Company's Original Form 10-K for the year ended December 31, 2023. The annual Black-Scholes-Merton calculation for the value of the stock options was performed by AON Equity Services, an independent valuation services firm.

2 The Company does not experience any actual cash cost of the award but is required to report the value of the “benefit conferred" to the directors as an expense. The result of the award of restricted stock in lieu of stock options reduces the dilution to shareholders of the Company by approximately 75% in the event options were awarded and exercised.

3 As of December 31, 2023, Messrs. Baker and Berman and Ms. Mizel had outstanding option grants of 7,500, 15,000 and 16,534 shares, respectively. All directors each had unvested restricted stock awards of 7,552 shares.

4 For each of Messrs. Baker, Blackford, Buchwald, Farooqui, Reece and Ms. Mizel and Ms. Sinden, the amounts shown for "All Other Compensation" consist of Incremental Costs incurred by the Company in support of service to not-for-profit organizations, consistent with the Company’s commitment to sustainability.

5 The incremental costs of non-business use of the Company's aircraft are calculated as the total variable operating costs directly associated with non-business trips, which include fuel, pilot travel related costs, catering, landing fees, flight communications and trip-related maintenance (the “Incremental Cost”). For the use of the aircraft in 2023, Mr. Buchwald reimbursed the Company for the Incremental Cost of $16,253.

During 2023, each Non-Employee Director (excluding the Lead Director) earned a retainer in the amount of $5,000 per month and the amount of $3,000 for each Board meeting attended. Committee members (excluding the Lead Director) earned $3,000 for each Audit Committee meeting attended and $2,500 for each Compensation and/or Corporate Governance/Nominating Committee meeting attended. The members of the Legal Committee (also excluding the Lead Director) earned a retainer in the amount of $2,000 per month. In addition, the chairmen of the Audit Committee, Compensation Committee and Corporate Governance/Nominating Committee each received a retainer in the amount of $1,250 per month. Mr. Berman received a retainer of $2,000 per month for his service as a director on the Board of HomeAmerican Mortgage Corporation, which conducted four meetings during the year. The Lead Director earned $32,500 per month for performance of the duties and responsibilities established by the Board and his leadership as a member on all of the committees. Each Director is also reimbursed for expenses related to their attendance at Board and committee meetings. For the health and safety of the Company's lead director, Mr. Buchwald, the independent directors approved his use of the Company's aircraft (when not otherwise used by Company employees) on a limited basis with his reimbursement to the Company consistent with the Company's policy for its executive officers' use of the aircraft (the Incremental Cost).

(30)

Pursuant to the M.D.C. Holdings, Inc. 2020 Equity Plan for Non-Employee Directors, approved by the shareholders at the annual meeting on April 20, 2020, each Non-Employee Director obtained an Equity Benefit in the form of a vested option to purchase 33,067 shares of common stock (adjusted for the stock dividend in March 2021). The stock options are not exercisable until six months after the date of the grant. In lieu of acceptance of the stock option, each Non-Employee Director has the opportunity to elect, in advance and instead of the option grant, to receive an award of restricted stock in an amount valued at the equivalent reportable expense to the Company of the option grant. The restricted stock awards vest on March 1st of the following year.

Compensation Committee Interlocks and Insider Participation

The following persons served as members of the Compensation Committee during 2023: Raymond T. Baker and Herbert T. Buchwald. None of the Committee members were, during the last fiscal year, officers or employees of the Company, none were formerly officers of the Company and none had a material interest in a "related person" transaction since the beginning of 2023. During 2023, none of our executive officers served as a member of the board of directors or compensation committee of any other company that has one or more executive officers serving as a member of our Board or Compensation Committee.

Compensation Committee Report

The Compensation Committee met seven times during 2023. The Compensation Committee hereby confirms that it has reviewed and discussed the Compensation Discussion and Analysis with management and, based on the review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the 2023 Annual Report on Form 10-K as amended.

COMPENSATION COMMITTEE Raymond T. Baker, Chairman Herbert T. Buchwald

PEO Pay Ratio Disclosure

Pursuant to SEC rules, to determine our median employee, we used W-2 compensation for our entire employee population, all of whom are located within the United States. As of December 31, 2023, we identified our median employee (excluding our Executive Chairman, who is our principal executive officer, from the calculation). For the fiscal year ended December 31, 2023, we calculated that median employee’s total compensation using the same methodology that we used to calculate the total compensation for our Executive Chairman. The 2023 annual total compensation of the median employee and our Executive Chairman, respectively, were $104,193 and $20,730,819. The ratio of the 2023 annual total compensation for our Executive Chairman to that of our median employee was 199 to 1.

Compensation Policies and Practices and Risk Management

The Company believes that its compensation policies and practices for its employees, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on the Company.

As part of its annual processes, the Compensation Committee reviews the Company’s compensation policies and practices to confirm that the programs are designed in a manner that does not motivate individuals or groups to take risks reasonably likely to have a material adverse effect on the Company. Based on the Compensation Committee’s assessment of risk, the Company believes that its compensation policies and practices for its employees, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on the Company, and that such policies and practices are designed with strong oversight mechanisms in place.

(31)

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information, as of December 31, 2023, with respect to the Company’s existing equity compensation plans.

Plan category	(a) Shares to be issued upon exercise of outstanding options, warrants and rights 1	(b) Weighted-average exercise price of outstanding options, warrants and rights 2	(c) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) 3
Equity compensation plans approved by shareholders	5,219,122	28.45	2,476,670
Equity compensation plans not approved by shareholders	--	--	--
Total	5,219,122	28.45	2,476,670

1 Consists of the 2011 Equity Incentive Plan (1,345,439 shares under outstanding stock options and 38,708 shares of unvested RSA's), the 2020 Equity Plan for Non-Employee Directors (39,034 shares under outstanding stock options, 67,968 shares of unvested RSA's) and the 2021 Equity Incentive Plan (1,800,000 shares under outstanding stock options, 1,590,000 shares under outstanding PSU's, assuming achievement of the performance goals at the maximum level, and 337,973 shares of unvested RSA's).
2 The weighted average exercise price relates to the stock options granted under the 2011 Equity Inventive Plan, the 2020 Equity Plan for Non-Employee Directors and the 2021 Equity Incentive Plan. The weighted average exercise price does not take into account the RSA's granted under each plan and the PSU's granted under the 2021 Equity Incentive Plan as they are full value awards and have no exercise price.
3 Represents the aggregate number of Common Shares remaining available for issuance under the 2020 Equity Plan for Non-Employee Directors (250,177) and the 2021 Equity Incentive Plan (2,226,493). There are no remaining available Common Shares for issuance under the 2011 Equity Incentive Plan as it automatically terminated on April 27, 2021.

(32)

Ownership of Directors and Officers

Certain information, as of February 26, 2024, with respect to common stock beneficially owned by the Company's named executive officers and the Directors of the Company, furnished in part by each such person, appears below (unless stated otherwise, the named beneficial owner possesses the sole voting and investment power with respect to such shares). None of the shares beneficially owned by the executive officers and Directors have been pledged as security.

Name of Executive Officer/Director	Number of Shares of Common Stock Owned Beneficially [1]		Percent of Class [2]
Raymond T. Baker	63,578		*
Michael A. Berman	44,637		*
David E. Blackford	19,734		*
Herbert T. Buchwald	18,943		*
Rafay Farooqui	7,552		*
Michael L. Kaplan	11,571		*
David D. Mandarich	6,208,838	[3]	8.17%
Robert N. Martin	305,302		*
Courtney L. Mizel	67,772		*
Larry A. Mizel	10,192,198	[3,4]	13.40%
Paris G. Reece III	79,310	4	*
David Siegel	27,830	4	*
Janice Sinden	15,891		*
All current executive officers and Directors as a group (13 persons)	17,063,156		22.15%
_______________
* Represents less than one percent of the shares of common stock outstanding and entitled to vote.

1 Includes, where applicable, shares of common stock owned by related individuals or entities over whose shares such person may be deemed to have beneficial ownership. Also includes the following shares of common stock subject to options that are exercisable or become exercisable within 60 days of February 26, 2024 at prices ranging from $23.90 to $53.32 per share: Raymond T. Baker 7,500; Michael A. Berman 15,000; David D. Mandarich 932,000; Courtney L. Mizel, 16,534; and Larry A. Mizel 998,680. As a group, the executive officers and Directors had the right to acquire within 60 days of February 26, 2024 by the exercise of options an aggregate of 1,969,714 shares of common stock.

2 The percentage shown is based on the number of shares of common stock outstanding and entitled to vote as of February 26, 2024. All shares of common stock that the person or group had the right to acquire within 60 days of February 26, 2024 are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by any other person or group.

3 On February 29, 2024, Mr. Mandarich gifted 750,000 shares to Mandarich Family Foundation, a private foundation of which Mr. Mandarich is President and a director. Accordingly, Mr. Mandarich may continue to be deemed to be the beneficial owner of such shares as of such date. On February 28, 2024, Mr. Mizel, through CGM Capital, LLLP, gifted 1,000,000 shares to Mizel Global Cultural Fund, a private foundation of which Mr. Mizel and his spouse are the directors. Accordingly, Mr. Mizel may continue to be deemed to be the beneficial owner of such shares as of such date.

4 Mr. Mizel has sole voting power and sole investment power over 1,316,709 shares and shared voting power and shared investment power over 8,875,489 shares. Mr. Reece has sole voting power and sole investment power over 7,552 shares and shared voting power and shared investment power over 71,758 shares. Mr. Siegel has sole voting power and sole investment power over 11,311 shares and shared voting power and shared investment power over 16,519 shares.

(33)

Ownership of Certain Beneficial Owners

The table below sets forth information with respect to those persons (other than the officers/Directors listed above) known to the Company, as of February 26, 2024, to have owned beneficially 5% or more of the outstanding shares of common stock. The information as to beneficial ownership is based upon statements filed by such persons with the SEC under Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Owned Beneficially		Percent of Class [1]
BlackRock, Inc. 50 Hudson Yards New York, NY 10001	10,446,524	[2]	13.92%
The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	7,043,852	[3]	9.39%
Dimensional Fund Advisors LP 6300 Bee Cave Road, Building One Austin, TX 78746	5,653,891	[4]	7.53%
___________________
1 The percentage shown is based on the number of shares outstanding and entitled to vote as of February 26, 2024.

2 Schedule 13G/A filed with the SEC on January 23, 2024 disclosed that: BlackRock, Inc. has sole voting power over 10,215,074 shares, shared voting power over no shares, sole dispositive power over 10,446,524 shares and shared dispositive power over no shares.

3  Schedule 13G/A filed with the SEC on February 13, 2024 disclosed that: The Vanguard Group has sole voting power over no shares, shared voting power over 57,266 shares, sole dispositive power over 6,921,134 shares and shared dispositive power over 122,718 shares.

4 Schedule 13G/A filed with the SEC on February 9, 2024 disclosed that: the Dimensional Fund Advisors LP has sole voting power over 5,579,926 shares, shared voting power over no shares, sole dispositive power over 5,653,891 shares and shared dispositive power over no shares.

Changes in control

On January 17, 2024, we entered into the Merger Agreement by and among the Company, SH Residential Holdings, LLC (“Parent”), Clear Line, Inc., a wholly owned subsidiary of Parent (“Merger Sub”), and, solely for the purposes of Section 6.2, Section 6.17 and Section 9.15 of the Merger Agreement, Sekisui House, Ltd. (“Guarantor”). Pursuant to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation. At the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.01 per share, of the Company, outstanding as of immediately prior to the Effective Time (other than shares of common stock that are (A)(1) held by the Company as treasury stock; (2) held directly by Parent or Merger Sub; or (3) held by any direct or indirect wholly owned subsidiary of Parent or Merger Sub, in each case, immediately prior to the Effective Time (collectively, the “Owned Company Shares”), (B) held by any direct or indirect wholly owned subsidiary of the Company immediately prior to the Effective Time, (C) held by a holder who is entitled to demand, and has properly and validly demanded, appraisal for such shares of common stock in accordance with, and who complies in all respects with, Section 262 of the Delaware General Corporation Law (the “DGCL” and such shares, the “Dissenting Shares”), or (D) subject to vesting restrictions and/or forfeiture back to the Company (“Company RSAs”)) will be automatically converted into the right to receive $63.00 per share, in cash, without interest thereon (the “Merger Consideration”). At the Effective Time, each Owned Company Share will automatically be cancelled and cease to exist, and no consideration or payment will be delivered in exchange therefor or in respect thereof, and each share of common stock held by any direct or indirect wholly owned subsidiary of the Company shall be converted into such number of shares of common stock of the surviving corporation with an aggregate value immediately after the consummation of the Merger equal to the Merger Consideration. At the Effective Time, each Dissenting Share will be cancelled and cease to exist, and the holders of Dissenting Shares will only be entitled to the rights granted to them under Section 262 of the DGCL with respect to such Dissenting Shares.

(34)

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Review of Transactions With Related Persons

Our policies require that full information be disclosed regarding transactions with related persons, without mandating how such transactions are to be addressed, so that they may be considered on their own merits. Specifically, our Corporate Code of Conduct, in addressing conflicts of interest, notes that personal interests of our employees and Directors and their family members could come into conflict, or create the appearance of a conflict, with the Company's interest. Accordingly, the Code of Conduct requires all employees (including our executive officers) and our Directors to immediately report conflicts of interest or transactions that could create the appearance of a conflict of interest. These reports are to be made immediately to a Company compliance officer (as identified in the Code of Conduct), the Company's Asset Management Committees, or, for members of the Company's Board of Directors, to the Audit Committee, for a determination as to compliance with the Code of Conduct.

In addition, the Audit Committee's charter provides for the Committee to be informed of any proposed related party transactions so that the Committee can review the proposed transaction. In support of this and the Company's SEC reporting requirements, the following written procedure has been adopted. Specifically, the executive officers and Directors are to inform the Committee of any potential related party transactions and, each quarter, are to attest to the existence of any related party transactions. The Company's legal department reports on a monthly basis to the Audit Committee any new related party transactions between the Company (or any of its subsidiaries) and any of the executive officers and Directors, including any of their family members. Also, our CFO reports on a monthly basis to the Audit Committee as to the best of the CFO’s, Executive Chairman's and CEO’s knowledge, whether or not any related party transactions have occurred.

Transactions With Related Persons

The Company leases its headquarters office space at 4350 S. Monaco Street, Denver, CO 80237. Approximately 5,437 square feet in the Company's office building at 4350 S. Monaco Street is subleased by an entity affiliated with Mr. Mizel, for which it paid rent in 2023 to the Company of $162,784.

During 2023, the Company paid a firm owned by Carol Mizel, Mr. Mizel's spouse, $120,000 for consulting services in connection with corporate and consumer marketing, merchandising, design work, human resources development, product development, and such other matters as were requested by the Company's senior management. The firm, Mizel Design and Decorating Company, provided these services under an Independent Contractor Agreement with the Company, dated as of January 1, 2005. The Company also provides Ms. Mizel with office space in the Company's office building at 4350 S. Monaco Street, which has an estimated annual rental value of approximately $7,500.

As noted above, Director Courtney L. Mizel is the daughter of the Company’s Executive Chairman, Larry A. Mizel.

Director Independence.

Each of Ms. Sinden and Messrs. Baker, Berman, Blackford, Buchwald, Farooqui, Reece and Siegel are independent. NYSE listing standards require that the Board be comprised of a majority of independent directors. SEC rules and NYSE listing standards require that audit committees be comprised solely of independent directors. NYSE listing standards also require that corporate governance/nominating committees and compensation committees be comprised solely of independent directors.

Under the NYSE listing standards, no director qualifies as "independent" unless the Board affirmatively determines that the director has no material relationship with the Company, either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company. Material relationships can include commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, among others. The NYSE listing standards also require that, in determining the independence of any director who will serve on the Company’s Compensation Committee, the Board consider all factors specifically relevant to determining whether the director has a relationship with the Company that is material to that director’s ability to be independent from management in connection with the duties of a Compensation Committee member, including the source of compensation of such director and whether the director is affiliated with the Company (or a subsidiary or affiliate of a subsidiary).

The Board has adopted standards of independence to assist in determining whether a director of the Company is independent. The standards are available on the investor relations section of the Company's website, www.mdcholdings.com.

(35)

The Company's Board of Directors has determined the independence of Directors based on a review conducted by the Corporate Governance/Nominating Committee. This determination included consideration of the checking and money market accounts the Company maintains at two banking divisions of Zions Bancorporation, National Association (“Zions”), of which Mr. Blackford is an officer. The Board also considered the participation by Zions as the smallest lender in the Company’s revolving credit facility, in which there are several lenders. Mr. Blackford had no direct or indirect material interest in the foregoing transactions and the Board concluded that the amounts involved (less than 0.010% of Zion’s revenues) were not significant.

With respect to the determination of Mr. Reece’s independence, the Board considered that, until his retirement on August 1, 2008, he was the Executive Vice President and Chief Financial Officer of the Company. Mr. Reece is serving in a volunteer position as president of a non-profit organization (Cancer League of Colorado), which, in 2023, received charitable contributions from a number of Company officers and directors (totaling less than $20,000). The Board concluded that the amount was not significant.

The Board determined that Ms. Sinden and each of Messrs. Baker, Berman, Blackford, Buchwald, Farooqui, Reece and Siegel have no material relationship with the Company, each is independent under the NYSE listing standards and each meets the foregoing standards of Director independence adopted by the Board, including for Audit, Corporate Governance/Nominating and Compensation Committee membership. The Board determined that each of the foregoing Directors meets the independence standards for Audit Committee membership under the rules of the SEC and they each qualify as a “non-employee director” as defined in Rule 16b-3 of the Exchange Act.
Item 14. Principal Accounting Fees and Services.
Audit Fees and All Other Fees

A summary of the fees of Ernst & Young LLP Denver, Colorado (PCAOB 00042) for the years ended December 31, 2023 and 2022 are set forth below:

	2023	2022
Audit Fees [1]	$1,521,426	$1,419,561
Audit-Related Fees	—	—
Tax Fees [2]	670	—
All Other Fees [3]	3,773	4,213
Total Fees	$1,525,869	$1,423,774

1 Consists of fees and expenses for the audit of consolidated financial statements, PCAOB AS 4105 interim reviews, the audit of internal control over financial reporting and services rendered in connection with statutory and regulatory filings (includes the audit of HomeAmerican Mortgage Corporation).

2 Consists of fees and expenses for miscellaneous tax consulting services.

3 Consists of fees for access to Ernst & Young LLP online resources.

Audit Committee Pre-Approval Procedures

Under the procedures established by the Audit Committee, all audit services and all non-audit services by the Company's auditors are to be pre-approved by the Audit Committee, subject to the de minimis exception provided under Section 202 of the Sarbanes-Oxley Act of 2002. In certain cases, pre-approval is provided by the Committee for up to a year as to particular categories of services, subject to a specific budget. The Committee also has delegated to each of its members the authority to grant pre-approvals, such pre-approvals to be presented to the full Committee at the next scheduled meeting. For 2023 and 2022, all of the fees included under the headings "Audit-Related Fees," "Tax Fees" and "All Other Fees" above were pre-approved by the Audit Committee.

(36)

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements.
See Index to Consolidated Financial Statements in Part II, Item 8 of the Original Form 10-K.
(a)(2) Financial Statement Schedules.
See the applicable Consolidated Financial Statements or notes thereto of the Original Form 10-K.
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

3.2	Bylaws of MDC, as amended (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K dated December 31, 2023). *

4.1	Indenture dated as of December 3, 2002, by and among MDC and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 of the Company's Form S-3/A filed September 1, 2004). *

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

(37)

9
Voting Agreement, dated January 17, 2024, by and among Larry Mizel, David D. Mandarich, certain of Mr. Larry Mizel's affiliates and estate planning vehicles and SH Residential Holdings, LLC (incorporated by reference to Exhibit 1 of the Schedule 13D/A filed January 18, 2024). *

10.1
Credit Agreement by and among M.D.C. Holding, Inc., U.S. Bank National Association, as designated agent and co-administrative agent, Citibank, N.A., as co-administrative agent, and the other Lenders identified therein, as amended as of April 11, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed April 13, 2023). *

10.2
Amended and Restated Master Repurchase Agreement among HomeAmerican Mortgage Corporation and U.S. Bank National Association as Agent and a Buyer, dated as of September 16, 2016 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed September 19, 2016). *

10.3
First Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of August 10, 2017 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed August 11, 2017). *

10.4
Second Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of August 9, 2018 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed August 9, 2018). *

10.5
Third Amendment to Amended and Restated Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of May 23, 2019 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 24, 2019). *

10.6
Fourth Amendment to Amended and Restated Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of May 21, 2020 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 22, 2020). *

10.7
Fifth Amendment to Amended and Restated Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of September 24, 2020 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed September 25, 2020). *

10.8
Sixth Amendment to Amended and Restated Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of March 25, 2021 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 26, 2021). *

10.9
Seventh Amendment to Amended and Restated Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of May 20, 2021 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 20, 2021). *

10.10
Eighth Amendment to Amended and Restated Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of December 21, 2021 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 21, 2021). *

10.11
Ninth Amendment to Amended and Restated Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of May 19, 2022 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 20, 2022). *

10.12
Tenth Amendment to Amended and Restated Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of May 18, 2023 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 19, 2023). *

10.13
Letter Agreement dated November 27, 2023, amending the Amended and Restated Master Repurchase Agreement between HomeAmerican Mortgage Corporation and U.S. Bank National Association, as a Buyer and Administrative Agent, to replace the Termination Date reference of “May 16, 2024” with “May 15, 2024" (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K dated December 31, 2023). *

10.14
Custody Agreement by and between HomeAmerican Mortgage Corporation and U.S. Bank National Association as Agent and Custodian, dated as of November 12, 2008 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed November 17, 2008). *

10.15	M.D.C. Holdings, Inc. 2011 Equity Incentive Plan, effective April 27, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 29, 2011). *

10.16	First Amendment to the M.D.C. Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 19, 2013).*

(38)

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

(39)

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

(40)

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

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Company's Annual Report on Form 10-K dated December 31, 2023). *

22	Subsidiary Guarantors (incorporated by reference to Exhibit 22 of the Company's Annual Report on Form 10-K dated December 31, 2023). *

23	Consent of Ernst & Young LLP (incorporated by reference to Exhibit 23 of the Company's Annual Report on Form 10-K dated December 31, 2023). *

31.1
Certification of principal executive officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 of the Company's Annual Report on Form 10-K dated December 31, 2023). *

31.2
Certification of principal financial officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 of the Company's Annual Report on Form 10-K dated December 31, 2023). *

31.3	Certification of principal executive officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of principal financial officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(41)

32.1
Certification of principal executive officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of the Company's Annual Report on Form 10-K dated December 31, 2023). *

32.2
Certification of principal financial officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 of the Company's Annual Report on Form 10-K dated December 31, 2023). *

97	Clawback Recovery Policy (incorporated by reference to Exhibit 97 of the Company's Annual Report on Form 10-K dated December 31, 2023). *

101
The following financial statements, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets at December 31, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations and Comprehensive Income for each of the three years in the period ended December 31, 2023, (iii) Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2023, (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2023; and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text (incorporated by reference to Exhibit 101 of the Company's Annual Report on Form 10-K dated December 31, 2023). *

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101) (incorporated by reference to Exhibit 104 of the Company's Annual Report on Form 10-K dated December 31, 2023). *
____________________
*Incorporated by reference.
(42)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M.D.C. HOLDINGS, INC. (Registrant)

Date: April 8, 2024	By:	/s/ Robert N. Martin
Robert N. Martin
Senior Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

Date: April 8, 2024	By:	/s/ Derek R. Kimmerle
Derek R. Kimmerle
Vice President, Controller and Chief Accounting Officer (principal accounting officer and duly authorized officer)

(43)