Form 10-Q
period 2024-03-31
M.D.C. HOLDINGS, INC.
filed 2024-05-06
CIK 773141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of March 31, 2024, 75,047,701 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2024

(i)

PART I. FINANCIAL INFORMATION
Item 1.    Unaudited Consolidated Financial Statements
M.D.C. HOLDINGS, INC.
Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
	(unaudited)
	(Dollars in thousands, except share and per share amounts)
ASSETS
Homebuilding:
Cash and cash equivalents	$1,565,475	$1,475,964
Restricted cash	3,158	4,094
Trade and other receivables	85,459	119,004
Inventories:
Housing completed or under construction	1,955,431	1,881,268
Land and land under development	1,293,823	1,419,778
Total inventories	3,249,254	3,301,046
Property and equipment, net	77,391	82,218
Deferred tax asset, net	37,656	38,830
Prepaids and other assets	77,887	76,036
Total homebuilding assets	5,096,280	5,097,192
Financial Services:
Cash and cash equivalents	175,541	162,839
Marketable securities	79,236	78,250
Mortgage loans held-for-sale, net	283,787	258,212
Other assets	22,740	34,592
Total financial services assets	561,304	533,893
Total Assets	$5,657,584	$5,631,085
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$138,578	$114,852
Accrued and other liabilities	303,981	326,478
Revolving credit facility	10,000	10,000
Senior notes, net	1,483,616	1,483,404
Total homebuilding liabilities	1,936,175	1,934,734
Financial Services:
Accounts payable and accrued liabilities	113,337	113,485
Mortgage repurchase facility	198,685	204,981
Total financial services liabilities	312,022	318,466
Total Liabilities	2,248,197	2,253,200
Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized; 75,047,701 and 74,661,479 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	750	747
Additional paid-in-capital	1,801,437	1,824,434
Retained earnings	1,607,196	1,552,653
Accumulated other comprehensive income	4	51
Total Stockholders' Equity	3,409,387	3,377,885
Total Liabilities and Stockholders' Equity	$5,657,584	$5,631,085
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended March 31,
	2024	2023

	(Dollars in thousands, except share and per share amounts)
Homebuilding:
Home sale revenues	$1,325,202	$1,020,016
Home cost of sales	(1,087,316)	(840,747)
Inventory impairments	(5,900)	(7,800)
Total cost of sales	(1,093,216)	(848,547)
Gross profit	231,986	171,469
Selling, general and administrative expenses	(134,150)	(94,988)
Interest and other income	22,417	13,459
Transaction costs	(10,705)	—
Other income (expense)	(972)	1,059
Homebuilding pretax income	108,576	90,999

Financial Services:
Revenues	31,352	29,486
Expenses	(18,504)	(15,250)
Other income, net	4,816	3,734
Financial services pretax income	17,664	17,970

Income before income taxes	126,240	108,969
Provision for income taxes	(30,421)	(28,269)
Net income	$95,819	$80,700

Other comprehensive income net of tax:
Unrealized gain (loss) related to available-for-sale debt securities	$(47)	$323
Other comprehensive income (loss)	(47)	323
Comprehensive income (loss)	$95,772	$81,023

Earnings per share:
Basic	$1.28	$1.10
Diluted	$1.25	$1.08

Weighted average common shares outstanding:
Basic	74,757,225	72,647,659
Diluted	76,457,945	74,021,989

Dividends declared per share	$0.55	$0.50
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except share amounts)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 31, 2023	74,661,479	$747	$1,824,434	$1,552,653	$51	$3,377,885
Net income	—	—	—	95,819	—	95,819
Other comprehensive income (loss)	—	—	—	—	(47)	(47)
Shares issued under stock-based compensation programs, net	386,523	3	(25,629)	—	—	(25,626)
Cash dividends declared	—	—	—	(41,276)	—	(41,276)
Stock-based compensation expense	—	—	2,632	—	—	2,632
Forfeiture of restricted stock	(301)	—	—	—	—	—
Balance at March 31, 2024	75,047,701	$750	$1,801,437	$1,607,196	$4	$3,409,387

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 31, 2022	72,585,596	$726	$1,784,173	$1,306,885	$—	$3,091,784
Net income	—	—	—	80,700	—	80,700
Other comprehensive income (loss)	—	—	—	—	323	323
Shares issued under stock-based compensation programs, net	503,022	5	(11,745)	—	—	(11,740)
Cash dividends declared	—	—	—	(36,543)	—	(36,543)
Stock-based compensation expense	—	—	5,597	—	—	5,597
Forfeiture of restricted stock	(1,283)	—	—	—	—	—
Balance at March 31, 2023	73,087,335	$731	$1,778,025	$1,351,042	$323	$3,130,121
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2024	2023

	(Dollars in thousands)
Operating Activities:
Net income	$95,819	$80,700
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	1,038	5,498
Depreciation and amortization	7,873	5,500
Inventory impairments	5,900	7,800
Project abandonment costs	982	(1,048)
Amortization of discount of marketable debt securities	(1,045)	(8,472)
Deferred income tax benefit (expense)	1,186	2,617
Net changes in assets and liabilities:
Trade and other receivables	40,762	55,868
Mortgage loans held-for-sale, net	(25,575)	63,261
Housing completed or under construction	(75,313)	135,581
Land and land under development	120,435	115,874
Prepaids and other assets	2,574	3,470
Accounts payable and accrued and other liabilities	2,872	(40,485)
Net cash provided by operating activities	177,508	426,164

Investing Activities:
Purchases of marketable securities	—	(434,374)
Maturities of marketable securities	—	195,000
Purchases of property and equipment	(3,033)	(5,386)
Net cash provided by (used in) investing activities	(3,033)	(244,760)

Financing Activities:
Payments on mortgage repurchase facility, net	(6,296)	(45,225)
Dividend payments	(41,276)	(36,543)
Issuance of shares under stock-based compensation programs, net	(25,626)	(11,740)
Net cash used in financing activities	(73,198)	(93,508)

Net increase (decrease) in cash, cash equivalents and restricted cash	101,277	87,896
Cash, cash equivalents and restricted cash:
Beginning of period	1,642,897	717,095
End of period	$1,744,174	$804,991

Reconciliation of cash, cash equivalents and restricted cash:
Homebuilding:
Cash and cash equivalents	$1,565,475	$781,738
Restricted cash	3,158	2,268
Financial Services:
Cash and cash equivalents	175,541	20,985
Total cash, cash equivalents and restricted cash	$1,744,174	$804,991
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

1.    Basis of Presentation
The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. ("MDC," “the Company," “we,” “us,” or “our,” which refer to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at March 31, 2024 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
2.    Recently Issued Accounting Standards
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through additional and more detailed information about a reportable segment's expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. This amendment modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold, (2) the amount of income taxes paid (net of refunds received) (disaggregated by federal, state, and foreign taxes) as well as individual jurisdictions in which income taxes paid are equal to or greater than 5 percent of total income taxes paid net of refunds. (3) the income or loss from continuing operations before income tax expense or benefit (disaggregated between domestic and foreign) and (4) income tax expense or benefit from continuing operations (disaggregated by federal, state and foreign). The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, while retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

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
The following table summarizes revenues for our homebuilding and financial services operations:

	Three Months Ended March 31,
	2024	2023

	(Dollars in thousands)
Homebuilding
West	$830,086	$577,933
Mountain	310,179	301,155
East	184,937	140,928
Total homebuilding revenues	$1,325,202	$1,020,016

Financial Services
Mortgage operations	$19,651	$18,419
Other	11,701	11,067
Total financial services revenues	$31,352	$29,486

The following table summarizes pretax income (loss) for our homebuilding and financial services operations:

	Three Months Ended March 31,
	2024	2023

	(Dollars in thousands)
Homebuilding
West	$82,127	$43,200
Mountain	25,542	25,036
East	12,674	15,309
Corporate	(11,767)	7,454
Total homebuilding pretax income	$108,576	$90,999
Financial Services
Mortgage operations	$9,201	$9,726
Other	8,463	8,244
Total financial services pretax income	$17,664	$17,970

Total pretax income	$126,240	$108,969
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

	March 31, 2024	December 31, 2023

	(Dollars in thousands)
Homebuilding assets
West	$2,030,141	$2,155,357
Mountain	903,407	874,031
East	477,708	459,078
Corporate	1,685,024	1,608,726
Total homebuilding assets	$5,096,280	$5,097,192
Financial services assets
Mortgage operations	$311,704	$295,092
Other	249,600	238,801
Total financial services assets	$561,304	$533,893

Total assets	$5,657,584	$5,631,085

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

	Three Months Ended March 31,
	2024	2023

	(Dollars in thousands, except per share amounts)
Numerator
Net income	$95,819	$80,700
Less: distributed earnings allocated to participating securities	(155)	(216)
Less: undistributed earnings allocated to participating securities	(227)	(230)
Net income attributable to common stockholders (numerator for basic earnings per share)	95,437	80,254
Add back: undistributed earnings allocated to participating securities	227	230
Less: undistributed earnings reallocated to participating securities	(222)	(226)
Numerator for diluted earnings per share under two-class method	$95,442	$80,258

Denominator
Weighted-average common shares outstanding	74,757,225	72,647,659
Add: dilutive effect of stock options	1,700,720	1,355,303
Add: dilutive effect of contingently issuable equity awards	—	19,027
Denominator for diluted earnings per share under two-class method	76,457,945	74,021,989

Basic Earnings Per Common Share	$1.28	$1.10
Diluted Earnings Per Common Share	$1.25	$1.08
Diluted EPS for the three months ended March 31, 2024 and 2023 excluded options to purchase zero and 15,000 shares of common stock, respectively, because the effect of their inclusion would be anti-dilutive.

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
The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis, except those for which the carrying values approximate fair values:

		Fair Value
Financial Instrument	Hierarchy	March 31, 2024	December 31, 2023

		(Dollars in thousands)
Marketable securities
Debt securities (available-for-sale)	Level 1	$79,236	$78,250

Mortgage loans held-for-sale, net	Level 2	$283,787	$258,212

Derivative and financial instruments, net (Note 17)
Interest rate lock commitments	Level 2	$2,342	$5,118
Forward sales of mortgage-backed securities	Level 2	$(1,231)	$(5,388)
Mandatory delivery forward loan sale commitments	Level 2	$127	$(816)
Best-effort delivery forward loan sale commitments	Level 2	$16	$(4)
The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of March 31, 2024 and December 31, 2023.
Debt securities. Our debt securities consist of U.S. government treasury securities with original maturities upon acquisition of less than six months and are treated as available-for-sale investments and, as such, are recorded at fair value with all changes in fair value initially recorded through other comprehensive income. Debt securities are reviewed on a regular basis for impairment. There were no impairments recorded during both the three months ended March 31, 2024 and 2023.
The estimated fair value, gross unrealized holding gains, gross unrealized holding losses and amortized cost for debt securities by major classification are as follows:

	March 31, 2024				December 31, 2023
	(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government	$79,231	$5	$—	$79,236	$78,185	$65	$—	$78,250
Total Debt Securities	$79,231	$5	$—	$79,236	$78,185	$65	$—	$78,250
Mortgage loans held-for-sale, net.  Our mortgage loans held-for-sale, which are measured at fair value on a recurring basis, include (1) mortgage loans held-for-sale that are under commitments to sell and (2) mortgage loans held-for-sale that are not under commitments to sell. At March 31, 2024 and December 31, 2023, we had $95.4 million and $105.1 million, respectively, of mortgage loans held-for-sale at fair value under commitments to sell. The fair value for those loans was based on quoted market prices for those mortgage loans, which are Level 2 fair value inputs. At March 31, 2024 and December 31, 2023, we had $188.4 million and $153.1 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input.

Gains (losses) on mortgage loans, net, are included as a component of revenues in the financial services section of our consolidated statements of operations and comprehensive income. For the three months ended March 31, 2024 and 2023, we recorded gains (losses) on mortgage loans held-for-sale, net of $6.0 million and $(2.3) million, respectively.
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

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in thousands)
$300 million 3.850% Senior Notes due January 2030, net	$298,274	$277,798	$298,207	$273,580
$350 million 2.500% Senior Notes due January 2031, net	347,783	300,592	347,708	286,957
$500 million 6.000% Senior Notes due January 2043, net	491,411	506,608	491,351	464,658
$350 million 3.966% Senior Notes due August 2061, net	346,148	275,204	346,138	227,262
Total	$1,483,616	$1,360,202	$1,483,404	$1,252,457

6.    Inventories
The following table sets forth, by reportable segment, information relating to our homebuilding inventories:

	March 31, 2024	December 31, 2023

	(Dollars in thousands)
Housing completed or under construction:
West	$1,167,663	$1,163,495
Mountain	493,323	448,735
East	294,445	269,038
Subtotal	1,955,431	1,881,268
Land and land under development:
West	763,262	874,605
Mountain	378,213	382,897
East	152,348	162,276
Subtotal	1,293,823	1,419,778
Total inventories	$3,249,254	$3,301,046
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
Inventory impairments recognized by segment for the three months ended March 31, 2024 and 2023 are shown in the table below.

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$908	$—
Mountain	400	664
East	—	—
Subtotal	1,308	664
Land and Land Under Development:
West	4,592	—
Mountain	—	7,136
East	—	—
Subtotal	4,592	7,136
Total Inventory Impairments	$5,900	$7,800
The table below provides quantitative data, for the periods presented, where applicable, used in determining the fair value of the impaired inventory.

	Impairment Data			Quantitative Data
Three Months Ended	Number of Subdivisions Impaired	Inventory Impairments	Fair Value of Inventory After Impairments	Discount Rate
	(Dollars in thousands)
March 31, 2024	3	5,900	17,634	12%	—	18%
Total		$5,900

March 31, 2023	1	7,800	13,016	18%
Total		$7,800

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

	Three Months Ended March 31,
	2024	2023

	(Dollars in thousands)
Homebuilding interest incurred	$17,421	$17,454
Less: Interest capitalized	(17,421)	(17,454)
Homebuilding interest expensed	$—	$—

Interest capitalized, beginning of period	$64,659	$59,921
Plus: Interest capitalized during period	17,421	17,454
Less: Previously capitalized interest included in home cost of sales	(18,929)	(16,065)
Interest capitalized, end of period	$63,151	$61,310

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
Operating lease expense is included as a component of selling, general and administrative expenses in the homebuilding section and expenses in the financial services section of our consolidated statements of operations and comprehensive income. Components of operating lease expense were as follows:

	Three Months Ended March 31,
	2024	2023

	(Dollars in thousands)
Operating lease cost [1]	$2,125	$2,156
Less: Sublease income	(149)	(144)
Net lease cost	$1,976	$2,012
1Includes variable lease costs, which are immaterial.
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
	2024	2023

	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,146	$2,061
Leased assets obtained in exchange for new operating lease liabilities	$1,657	$1,646
Weighted-average remaining lease term and discount rate for operating leases were as follows:

	March 31, 2024	March 31, 2023
Weighted-average remaining lease term (in years)	3.2	3.8
Weighted-average discount rate	5.5%	5.5%

Maturities of operating lease liabilities were as follows:

Year Ended December 31,
(Dollars in thousands)
2024 (excluding the three months ended March 31, 2024)	$5,737
2025	8,562
2026	7,357
2027	2,120
2028	1,178
Thereafter	81
Total operating lease payments	$25,035
Less: Effects of discounting	2,080
Present value of operating lease liabilities [1]	$22,955
_______________________________________________________________

1Homebuilding and financial services operating lease liabilities of $22.8 million and $0.2 million, respectively, are included as a component of accrued and other liabilities and accounts payable and accrued liabilities, respectively, in the homebuilding and financial services sections of our consolidated balance sheet at March 31, 2024.
9.    Homebuilding Prepaids and Other Assets
The following table sets forth the components of homebuilding prepaids and other assets:

	March 31, 2024	December 31, 2023

	(Dollars in thousands)
Land option deposits	$27,891	$21,817
Operating lease right-of-use asset (Note 8)	21,741	27,988
Prepaids	13,610	15,323
Goodwill	6,008	6,008
Deferred debt issuance costs on revolving credit facility, net	2,936	3,355
Other	5,701	1,545
Total prepaids and other assets	$77,887	$76,036

10.    Homebuilding Accrued and Other Liabilities and Financial Services Accounts Payable and Accrued Liabilities
The following table sets forth information relating to homebuilding accrued and other liabilities:

	March 31, 2024	December 31, 2023

	(Dollars in thousands)
Accrued compensation and related expenses	$70,262	$93,013
Customer and escrow deposits	29,377	33,633
Warranty accrual (Note 11)	47,328	44,082
Lease liability (Note 8)	22,785	22,939
Land development and home construction accruals	20,147	19,262
Accrued interest	14,889	30,934
Income taxes payable	7,120	—
Construction defect claim reserves (Note 12)	11,546	11,433
Retentions payable	11,919	14,765
Other accrued liabilities	68,608	56,417
Total accrued and other liabilities	$303,981	$326,478
The following table sets forth information relating to financial services accounts payable and accrued liabilities:

	March 31, 2024	December 31, 2023

	(Dollars in thousands)
Insurance reserves (Note 12)	$92,792	$89,326
Accounts payable and other accrued liabilities	20,545	24,159
Total accounts payable and accrued liabilities	$113,337	$113,485

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
The table set forth below summarizes accrual, adjustment and payment activity related to our warranty accrual for the three months ended March 31, 2024 and 2023. The warranty accrual during the three months ended March 31, 2024 increased due to a increase in home closings year-over-year as well as the result of a $3.1 million adjustment to increase our warranty accrual during the period. This adjustment was due to higher general warranty related expenditures.

	Three Months Ended March 31,
	2024	2023

	(Dollars in thousands)
Balance at beginning of period	$44,082	$46,857
Expense provisions	6,621	5,635
Cash payments	(6,425)	(5,826)
Adjustments	3,050	—
Balance at end of period	$47,328	$46,666

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
The table set forth below summarizes our insurance and construction defect claim reserves activity for the three months ended March 31, 2024 and 2023. These reserves are included as a component of accounts payable and accrued liabilities and accrued and other liabilities in the financial services and homebuilding sections, respectively, of the consolidated balance sheets.

	Three Months Ended March 31,
	2024	2023

	(Dollars in thousands)
Balance at beginning of period	$100,759	$94,574
Expense provisions	5,126	3,789
Cash payments, net of recoveries	(1,547)	(5,226)
Balance at end of period	$104,338	$93,137
In the ordinary course of business, we make payments from our insurance and construction defect claim reserves to settle litigation claims arising from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the three months ended March 31, 2024 and 2023 are not necessarily indicative of what future cash payments will be for subsequent periods.
13.    Income Taxes

Our overall effective income tax rates were 24.1% and 25.9% for the three months ended March 31, 2024 and 2023, respectively, resulting in income tax expense of $30.4 million and $28.3 million for the same periods, respectively. The year-over-year decrease in our effective tax rate for the three months ended March 31, 2024 was primarily due to the decrease in non-deductible executive compensation under Internal Revenue Code Section 162(m) and an increase in tax windfalls recognized upon the vesting of equity awards.

14.    Senior Notes
The carrying values of our senior notes as of March 31, 2024 and December 31, 2023, net of any unamortized debt issuance costs or discount, were as follows:

	March 31, 2024	December 31, 2023

	(Dollars in thousands)
3.850% Senior Notes due January 2030, net	$298,274	$298,207
2.500% Senior Notes due January 2031, net	347,783	347,708
6.000% Senior Notes due January 2043, net	491,411	491,351
3.966% Senior Notes due August 2061, net	346,148	346,138
Total	$1,483,616	$1,483,404
Our senior notes are not secured and, while the senior note indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries.
15.    Stock-Based Compensation
The following table sets forth share-based award expense activity for the three months ended March 31, 2024 and 2023, which is included as a component of selling, general and administrative expenses and expenses in the homebuilding and financial services sections, respectively, of our consolidated statements of operations and comprehensive income:

	Three Months Ended March 31,
	2024	2023

	(Dollars in thousands)
Stock option grants expense	$—	$157
Restricted stock awards expense	1,038	3,562
Performance share units expense	—	1,779
Total stock-based compensation	$1,038	$5,498
Additional detail on the performance share units ("PSUs") expense is included below:
2021 PSU Grants. The 2021 PSU awards vested on February 2, 2024. For the three months ended March 31, 2023, the Company recorded share-based award expense of $1.8 million related to these awards.
2023 PSU Grants. For the three months ended March 31, 2024, the Company concluded that achievement of any of the performance metrics had not met the level of probability required to record compensation expense and as such, no expense related to these awards was recognized.

16.    Commitments and Contingencies
Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At March 31, 2024, we had outstanding surety bonds and letters of credit totaling $293.4 million and $126.9 million, respectively, including $87.3 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $92.4 million and $66.7 million, respectively. All letters of credit as of March 31, 2024, excluding those issued by HomeAmerican, were issued under our unsecured revolving credit facility (see Note 18 for further discussion of the revolving credit facility). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.
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
Lot Option Contracts. In the ordinary course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allow us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, and minimizes the amount of land inventories on our consolidated balance sheets. In certain cases, these contracts will be settled shortly following the end of the period. Our obligation with respect to Option Contracts is generally limited to forfeiture of the related deposits. At March 31, 2024, we had cash deposits, capitalized costs and letters of credit totaling $20.8 million, $3.3 million and $7.1 million, respectively, at risk associated with options to purchase 4,280 lots.

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
The following table sets forth the notional amounts and fair value measurement of our derivative and financial instruments at March 31, 2024 and December 31, 2023:

	March 31, 2024				December 31, 2023

	Notional Value	Derivative Assets	Derivative Liabilities	Derivatives, Net	Notional Value	Derivative Assets	Derivative Liabilities	Derivatives, Net
	(Dollars in thousands)				(Dollars in thousands)
Interest rate lock commitments	$350,177	$2,937	$595	$2,342	$229,165	$5,124	$6	$5,118
Forward sales of mortgage-backed securities	503,000	503	1,734	(1,231)	311,500	—	5,388	(5,388)
Mandatory delivery forward loan sale commitments	94,921	236	109	127	100,255	122	938	(816)
Best-effort delivery forward loan sale commitments	2,052	16	—	16	5,392	6	10	(4)
For the three months ended March 31, 2024 and 2023, we recorded net losses on these derivative and financial instruments measured on a recurring basis of $0.2 million and $3.8 million, respectively, in revenues in the financial services section of our consolidated statements of operations and comprehensive income. There are no credit-risk-related contingent features within our derivative agreements, and counterparty risk is considered minimal.

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
Effective March 20, 2024, the Revolving Credit Facility was amended to provide that the acquisition of the Company by Sekisui House, Ltd. (“Sekisui House”), through the merger of Clear Line, Inc., a subsidiary of SH Residential Holdings, LLC, itself a subsidiary of Sekisui House US Holdings, LLC, Sekisui House's U.S. business controlling company (collectively, the “Sekisui House Group”), with and into the Company, with the Company continuing as the surviving corporation (the “Merger”) (1) does not constitute a change in control triggering an event of default under the Revolving Credit Facility and (2) does not constitute a prohibited merger under the Revolving Credit Facility.
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
The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of March 31, 2024.
We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At March 31, 2024 and December 31, 2023, there were $39.5 million and $40.8 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. At March 31, 2024 and December 31, 2023, we had $10.0 million and $10.0 million, respectively, outstanding under the Revolving Credit Facility. As of March 31, 2024, availability under the Revolving Credit Facility was approximately $1.08 billion.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The Mortgage Repurchase Facility was amended on May 20, 2021, December 21, 2021, May 19, 2022 and May 18, 2023 to adjust the commitments to purchase for specific time periods. The total capacity of the facility at March 31, 2024 was $200 million. The termination date of the Mortgage Repurchase Facility is May 15, 2024. We are currently in negotiations to extend the Mortgage Repurchase Facility.

At March 31, 2024 and December 31, 2023, HomeAmerican had $198.7 million and $205.0 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Pricing under the Mortgage Repurchase Facility is based on SOFR.

Effective March 5, 2024, HomeAmerican entered into a Waiver and Consent agreement with USBNA, in which USBNA as agent waived any events of default under the Mortgage Repurchase Facility arising with respect to the change of control occurring as a result of the Merger. USBNA also consented and agreed to the consummation of the Merger as well as any reconstitution of the Company's board of directors that might result from the Merger.
The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of March 31, 2024.
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
As the combined assets, liabilities and results of operations of M.D.C. Holdings, Inc. and the Guarantor Subsidiaries (the “Obligor Group”) are not materially different from those in the homebuilding section of our consolidated balance sheets and consolidated statements of operations and comprehensive income, separate summarized financial information of the Obligor Group has not been included. As of March 31, 2024 and December 31, 2023, amounts due to (due from) non-guarantor subsidiaries from the Obligor Group totaled $(79.4) million and $(39.6) million, respectively.

21.    Subsequent Events
Closing of Sekisui House Merger. On April 19, 2024, Sekisui House, through the Sekisui House Group, completed the acquisition of the Company. As a result of the consummation of the Merger, a change in control of the Company occurred, and the Company became an indirect, wholly-owned subsidiary of the Sekisui House Group. The aggregate consideration of the Merger was approximately $4.9 billion, of which the Company funded $664.6 million. Included within these amounts is an estimated $50 million of future period compensation expense related to the vesting of equity awards as of the closing of the Merger.

On April 19, 2024, the New York Stock Exchange (“NYSE”) filed with the SEC a notification of removal from listing and registration on Form 25 to effect the delisting of all shares of the Company’s Common Stock from the NYSE, as well as the deregistration of the Company’s Common Stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, the Company’s Common Stock will no longer be listed on the NYSE.

In addition, the Company filed with the SEC a certification on Form 15, requesting the termination of registration of the shares of the Company’s Common Stock under Section 12(g) of the Exchange Act and the suspension of the Company’s reporting obligations under Sections 13 and 15(d) of the Exchange Act with respect to the shares of the Company’s Common Stock.

The Company’s 6.000% Senior Notes due 2043 currently remain listed on the NYSE and registered under the Exchange Act at closing. However, there can be no assurances that such notes will continue to be listed on the NYSE and registered under the Exchange Act.
The Company incurred $10.7 million of acquisition-related costs during the three months ended March 31, 2024, in connection with the Merger, which are disclosed within the Transaction costs line item within the Consolidated Statements of Operations and Comprehensive Income. In connection with the closing of the Merger, after the Balance Sheet date the Company paid $31.5 million to the financial and legal advisors, of which $8.4 million is accrued as of March 31, 2024, as well as $60.5 million of key executives' transaction bonuses.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with, and is qualified in its entirety by, the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are based upon management’s experiences, observations, and analyses. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023 and this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2024	2023

	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$1,325,202	$1,020,016
Home cost of sales	(1,087,316)	(840,747)
Inventory impairments	(5,900)	(7,800)
Total cost of sales	(1,093,216)	(848,547)
Gross profit	231,986	171,469
Gross margin	17.5%	16.8%
Selling, general and administrative expenses	(134,150)	(94,988)
Interest and other income	22,417	13,459
Transaction costs	(10,705)	—
Other income (expense)	(972)	1,059
Homebuilding pretax income	108,576	90,999

Financial Services:
Revenues	31,352	29,486
Expenses	(18,504)	(15,250)
Other income, net	4,816	3,734
Financial services pretax income	17,664	17,970

Income before income taxes	126,240	108,969
Provision for income taxes	(30,421)	(28,269)
Net income	$95,819	$80,700

Earnings per share:
Basic	$1.28	$1.10
Diluted	$1.25	$1.08

Weighted average common shares outstanding:
Basic	74,757,225	72,647,659
Diluted	76,457,945	74,021,989

Dividends declared per share	$0.55	$0.50

Cash provided by (used in):
Operating Activities	$177,508	$426,164
Investing Activities	$(3,033)	$(244,760)
Financing Activities	$(73,198)	$(93,508)

Overview
Industry Conditions and Outlook for MDC*

The housing market conditions in the first quarter of 2024 improved compared to the same period in the prior year, as mortgage interest rates remained relatively stable during the first quarter of 2024 and demand for homes increased. The first quarter of 2023 saw more challenging housing market conditions due to the sharp increases in interest rates, inflation concerns, and various other economic uncertainties.While mortgage interest rates have increased subsequent to March 31, 2024, they remain below peak levels experienced during the fourth quarter of 2023. During the last quarter of 2023 and continuing into the first quarter of 2024, the market for new homes has benefited from a healthy job market, improved consumer sentiment and the stabilization of interest rates, which have given consumers the confidence to move forward with their home purchase decisions. Concurrently, the housing market continues to see inventory levels that remain undersupplied relative to demand due to (1) the underproduction of new homes over the past decade, and (2) the continuing low levels of existing home resale inventory as the majority of homeowners with a mortgage have an interest rate below 4%. The improvement of the market in 2024 compared to the first quarter in 2023 has led to an increase in gross orders and decreased cancellation levels. As a result, our net orders increased 40% and gross sales increased 15% in the first quarter of 2024 as compared to the prior year quarter. However, the use of incentives such as interest rate buy-downs continued for new orders during the quarter.

We continue executing on our strategic plan to build more quick move-in inventory in order to meet ongoing consumer preferences. We ended the quarter with 16.2 unsold homes under construction, excluding model homes, ("speculative homes" or "spec homes") per active community and just 1.5 completed spec homes per active community. The demand for our quick move-in homes remained strong during the first quarter of 2024, as we continued to focus on our strategy to build more spec homes. Our timely pivot to building more spec homes has helped drive order volume, minimize cancellation activity and address the needs of first-time homebuyers.

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

We believe that we are well equipped to navigate these uncertainties and any continued market volatility given our seasoned leadership team, strong financial position and distinct operating strategy. We remain focused on maximizing risk-adjusted returns while minimizing the risks of excess leverage and land ownership. We ended the quarter with total cash and cash equivalents and marketable securities of $1.82 billion, total liquidity of $2.90 billion, a debt-to-capital ratio of 30.5% and no senior note maturities until 2030.

Merger

On April 19, 2024, Sekisui House announced that it had, through the Sekisui House Group, completed the acquisition of the Company. As a result of the consummation of the Merger, the Company became an indirect, wholly-owned subsidiary of the Sekisui House Group.

Three Months Ended March 31, 2024

For the three months ended March 31, 2024, our net income was $95.8 million, or $1.25 per diluted share, a 19% increase compared to net income of $80.7 million, or $1.08 per diluted share, for the same period in the prior year. Our homebuilding business was the primary driver of the increase, as pretax income increased $17.6 million, or 19% year-over-year. This was slightly offset by our financial services business, as its pretax income decreased $0.3 million, or 2%, compared to the same period in the prior year. The increase in homebuilding pretax income was primarily due to a 30% increase in home sale revenues and a 70 basis point increase in gross margin from home sales. The increase in gross margin from home sales was driven largely by decreased incentive levels. Further contributing to the increase was inventory impairments of $7.8 million during the prior year quarter compared to $5.9 million in the current quarter. The increase in homebuilding pretax income was partially offset by a 70 basis point increase in our selling, general and administrative expenses as a percentage of revenue. The decrease in financial services pretax income was due to our mortgage operations and was partially offset by our other financial services operations. The decrease in pretax income for our mortgage operations was due to an increase in salary related expenses driven by higher headcount. This was partially offset by an increase in capture rate. Our financial services and homebuilding business each saw an increase in interest income due to increases in both interest rates and our cash and short-term investments year-over-year.

* See "Forward-Looking Statements" below.

Homebuilding
Pretax Income (Loss):

	Three Months Ended
	March 31,		Change
	2024	2023	Amount	%

	(Dollars in thousands)
West	$82,127	$43,200	$38,927	90%
Mountain	25,542	25,036	506	2%
East	12,674	15,309	(2,635)	(17)%
Corporate	(11,767)	7,454	(19,221)	(258)%
Total Homebuilding pretax income	$108,576	$90,999	$17,577	19%
For the three months ended March 31, 2024, we recorded homebuilding pretax income of $108.6 million, an increase of 19% from $91.0 million for the same period in the prior year. The increase was due to a 30% increase in home sale revenues, a 70 basis point increase in gross margin from home sales, and an increase in interest income year-over-year. These increases were partially offset by a 70 basis point increase in our selling, general and administrative expenses as a percentage of home sale revenues and $10.7 million of transaction costs related to the Merger.
Our West segment experienced a $38.9 million year-over-year increase in pretax income, due to an increase in gross margin from home sales and a 44% increase in home sale revenues, partially offset by $5.5 million of inventory impairments during the three months ended March 31, 2024. Our Mountain segment experienced a $0.5 million increase in pretax income from the prior year, as a result of a 3% increase in home sale revenues, $0.4 million of inventory impairments during the three months ended March 31, 2024 compared to $7.8 million during the same period in the prior year. This was partially offset by a decrease in gross margin, excluding impairments, from home sales. Our East segment experienced a $2.6 million decrease in pretax income from the prior year, due primarily to a decrease in gross margin from home sales, partially offset by a 31% increase in home sale revenues. Our Corporate segment experienced a $19.2 million decrease in pretax income due to an increase in bonus expenses and transaction costs related to the Merger, partially offset by decreased stock-based compensation expenses and an increase in interest income.
Assets:

	March 31, 2024	December 31, 2023	Change
			Amount	%

	(Dollars in thousands)
West	$2,030,141	$2,155,357	$(125,216)	(6)%
Mountain	903,407	874,031	29,376	3%
East	477,708	459,078	18,630	4%
Corporate	1,685,024	1,608,726	76,298	5%
Total homebuilding assets	$5,096,280	$5,097,192	$(912)	(0)%
Total homebuilding assets remained flat from December 31, 2023 to March 31, 2024. The increase in the Corporate segment was driven by an increase in cash and cash equivalents. Changes in assets within our homebuilding segments were primarily due to changes in land and land under development and housing completed or under construction. Land and land under development decreased within each of our homebuilding segments due to increased starts during the current year. Housing completed or under construction increased within each of our homebuilding segments due to an increase in the number of homes under construction at period end. The increase in the West segment was less in magnitude than the Mountain and East homebuilding segments due to a smaller increase in the number of homes under construction as well as the number of completed homes in inventory.

New Home Deliveries & Home Sale Revenues:
Changes in home sale revenues are impacted by changes in the number of new homes delivered and the average selling price of those delivered homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	Three Months Ended March 31,
	2024			2023			% Change
	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price

	(Dollars in thousands)
West	1,453	$830,086	$571.3	1,064	$577,933	$543.2	37%	44%	5%
Mountain	500	310,179	620.4	487	301,155	618.4	3%	3%	0%
East	442	184,937	418.4	300	140,928	469.8	47%	31%	(11)%
Total	2,395	$1,325,202	$553.3	1,851	$1,020,016	$551.1	29%	30%	0%
For the three months ended March 31, 2024, the increase in the number of new homes delivered in each of our segments was primarily driven by an increase in the number of homes under construction (excluding models) to begin the period. Further, each segment saw an increase in monthly absorption rates and decreased cycle times during the three months ended March 31, 2024 as compared to the prior year period. The average selling price of homes delivered increased in our West segment as a result of a shift in mix to our California divisions from our Arizona divisions, as well as decreased incentive levels. The average selling price of homes delivered in our East segment decreased as a result of a change in mix to our more affordable product, a shift in mix to lower priced communities in our Florida markets, and increased incentives.

Gross Margin from Home Sales:
Our gross margin from home sales for the three months ended March 31, 2024 increased 70 basis points year-over-year from 16.8% to 17.5%. The increase in gross margin from home sales was driven largely by decreased incentive levels as well as $5.9 million of inventory impairments recognized during the current year period compared to $7.8 million in the prior year period.

Inventory Impairments:
Inventory impairments recognized by segment for the three months ended March 31, 2024 and 2023 are shown in the table below.

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$908	$—
Mountain	400	664
East	—	—
Subtotal	1,308	664
Land and Land Under Development:
West	4,592	—
Mountain	—	7,136
East	—	—
Subtotal	4,592	7,136
Total Inventory Impairments	$5,900	$7,800
The table below provides quantitative data, for the periods presented, where applicable, used in determining the fair value of the impaired inventory.

	Impairment Data			Quantitative Data
Three Months Ended	Number of Subdivisions Impaired	Inventory Impairments	Fair Value of Inventory After Impairments	Discount Rate
	(Dollars in thousands)
March 31, 2024	3	$5,900	$17,634	12%	—	18%
Total		$5,900

March 31, 2023	1	$7,800	$13,016	18%
Total		$7,800

Selling, General and Administrative Expenses:

	Three Months Ended March 31,
	2024	2023	Change

	(Dollars in thousands)
General and administrative expenses	$66,313	$42,776	$23,537
General and administrative expenses as a percentage of home sale revenues	5.0%	4.2%	80 bps
Marketing expenses	$29,303	$23,096	$6,207
Marketing expenses as a percentage of home sale revenues	2.2%	2.3%	-10 bps
Commissions expenses	$38,534	$29,116	$9,418
Commissions expenses as a percentage of home sale revenues	2.9%	2.9%	0 bps
Total selling, general and administrative expenses	$134,150	$94,988	$39,162
Total selling, general and administrative expenses as a percentage of home sale revenues	10.1%	9.4%	70 bps
General and administrative expenses increased for the three months ended March 31, 2024 due to an increase in salary related expenses, driven by an increased headcount. Further, bonus expense increased driven by bonus compensation that was historically paid in the form of equity awards that were instead paid in cash during the three months ended March 31, 2024. This was partially offset by a decrease in stock-based compensation expenses.
Marketing expenses increased for the three months ended March 31, 2024 compared to the previous period driven by increased salary related expenses due to an increase in headcount and increased deferred selling amortization and master marketing expenses due to an increase in home closings year over year.
Commissions expenses increased for the three months ended March 31, 2024 due to increases in home sale revenues.

Other Homebuilding Operating Data
Net New Orders and Active Subdivisions:
Changes in the dollar value of net new orders are impacted by changes in the number of net new orders and the average selling price of those homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	Three Months Ended March 31,
	2024				2023				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate

	(Dollars in thousands)
West	1,420	$803,042	$565.5	3.61	1,012	$566,909	$560.2	2.47	40%	42%	1%	46%
Mountain	572	358,820	627.3	3.47	410	237,546	579.4	2.47	40%	51%	8%	40%
East	478	200,681	419.8	4.55	345	152,809	442.9	3.03	39%	31%	(5)%	50%
Total	2,470	$1,362,543	$551.6	3.73	1,767	$957,264	$541.7	2.56	40%	42%	2%	45%
*Calculated as total net new orders (gross orders less cancellations) in period ÷ average active communities during period ÷ number of months in period.

				Average Active Subdivisions
	Active Subdivisions			Three Months Ended
	March 31,		%	March 31,		%
	2024	2023	Change	2024	2023	Change
West	125	141	(11)%	131	137	(4)%
Mountain	53	56	(5)%	55	55	—%
East	36	39	(8)%	35	38	(8)%
Total	214	236	(9)%	221	230	(4)%
For the three months ended March 31, 2024, the increase in the number of net new orders in each of our segments was primarily the result of an increase in the monthly sales absorption pace. This was offset partially in the West and East segments by a decrease in average active subdivisions. The increase in the monthly sales absorption pace was driven by a higher pace of gross orders (before cancellations) as well as a decrease in cancellations as a percentage of gross sales during the respective periods. The increased cancellations experienced during the three months ended March 31, 2023 was the result of the sharp rise in mortgage interest rates and homebuyer concerns about purchasing in an uncertain housing market. For the three months ended March 31, 2024, the increase in the average selling price in our Mountain segment was due to price increases in our Colorado communities, partially offset by increased incentives. For the three months ended March 31, 2024, the decrease in the average selling price in our East segment was due to change in mix to more affordable product in our Florida markets as well as increased incentives.

Cancellation Rate:

	Cancellations as a Percentage of Homes in Beginning Backlog
	Three Months Ended
	2024	2023
	March 31,	March 31,
West	20%	26%
Mountain	24%	25%
East	33%	24%
Total	22%	25%

	Cancellations as a Percentage of Gross Sales
	Three Months Ended March 31,
	2024	2023
West	15%	32%
Mountain	12%	31%
East	16%	21%
Total	15%	30%
In light of our pivot to build more spec homes, we believe it is appropriate to view our cancellations as a product of both our beginning backlog as well as our gross sales during the period. Our cancellation rate as a percentage of homes in beginning backlog decreased during the three months ended March 31, 2024 compared to the same period in 2023, due to a decrease in cancellations during the three months ended March 31, 2024 partially offset by a decrease in beginning backlog to start the period. Further, our cancellation rate as a percentage of gross sales decreased year-over-year during the three months ended March 31, 2024 as a result of improved demand as well as the impact the increase in mortgage interest rates in the prior year period had on our homebuyers in backlog who where unable to lock their interest rate prior to these increases.
Backlog:

	March 31,
	2024			2023			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price

	(Dollars in thousands)
West	1,239	$759,867	$613.3	1,839	$1,020,206	$554.8	(33)%	(26)%	11%
Mountain	416	283,728	682.0	638	444,681	697.0	(35)%	(36)%	(2)%
East	310	144,937	467.5	413	197,034	477.1	(25)%	(26)%	(2)%
Total	1,965	$1,188,532	$604.9	2,890	$1,661,921	$575.1	(32)%	(28)%	5%
At March 31, 2024, we had 1,965 homes in backlog with a total value of $1.19 billion. This represented a 32% decrease in the number of homes in backlog and a 28% decrease in the dollar value of those homes in backlog from March 31, 2023. The decrease in the number of homes in backlog was primarily a result of a shift in consumer preference to quick move-in homes and our associated pivot to build more spec homes. The increase in average selling price in the West segment was driven by a change in mix from our Arizona communities to our California communities. Our ability to convert backlog into closings could be negatively impacted in future periods by ongoing inflation concerns and the resulting impact on mortgage interest rates, consumer confidence, the current geopolitical environment and other factors, the extent to which is highly uncertain and depends on future developments.

Homes Completed or Under Construction (WIP lots):

	March 31,		%
	2024	2023	Change
Unsold:
Completed	314	255	23%
Under construction	3,151	1,277	147%
Total unsold started homes	3,465	1,532	126%
Sold homes under construction or completed	1,921	2,493	(23)%
Model homes under construction or completed	517	560	(8)%
Total homes completed or under construction	5,903	4,585	29%
The increase in total unsold started homes and decrease in sold homes under construction or completed is due to our pivot to build more spec homes.
Lots Owned and Optioned (including homes completed or under construction):

	March 31, 2024			March 31, 2023
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total	Total % Change
West	9,561	1,135	10,696	11,766	422	12,188	(12)%
Mountain	5,016	926	5,942	4,944	1,034	5,978	(1)%
East	3,120	2,219	5,339	3,281	1,495	4,776	12%
Total	17,697	4,280	21,977	19,991	2,951	22,942	(4)%
Our total owned and optioned lots at March 31, 2024 were 21,977, which represented a 4% decrease year-over-year. We believe that our total lot supply is sufficient to meet our operating needs, consistent with our philosophy of maintaining a two to three year supply of land. See "Forward-Looking Statements" below.
Financial Services

	Three Months Ended
	March 31,		Change
	2024	2023	Amount	%
	(Dollars in thousands)
Financial services revenues
Mortgage operations	$19,651	$18,419	$1,232	7%
Other	11,701	11,067	634	6%
Total financial services revenues	$31,352	$29,486	$1,866	6%
Financial services pretax income
Mortgage operations	$9,201	$9,726	$(525)	(5)%
Other	8,463	8,244	219	3%
Total financial services pretax income	$17,664	$17,970	$(306)	(2)%

For the three months ended March 31, 2024, our financial services pretax income decreased to $17.7 million compared to $18.0 million in the first quarter of 2023. The decrease in financial services pretax income was driven by our mortgage operations, partially offset by our other financial services segments. The decrease in mortgage operations pretax income was due to an increase in salary related expenses driven by higher headcount, partially offset by an increase in capture rate. The increase in other financial services was driven by our title operations which saw an increase in revenue due to an increase in homes closed. Our other financial services segments saw an increase in interest income during the period due to increases in both interest rates and our cash and short-term investments year-over-year.

The following table sets forth information for our mortgage operations segment relating to mortgage loans originated and capture rate.

	Three Months Ended		% or Percentage
	March 31,
	2024	2023	Change
	(Dollars in thousands)
Total Originations (including transfer loans):
Loans	1,711	1,221	40%
Principal	$781,821	$555,608	41%
Capture Rate Data:
Capture rate as % of all homes delivered	71%	66%	5%
Capture rate as % of all homes delivered (excludes cash sales)	79%	72%	7%
Mortgage Loan Origination Product Mix:
FHA loans	30%	17%	13%
Other government loans (VA & USDA)	17%	19%	(2)%
Total government loans	47%	36%	11%
Conventional loans	53%	64%	(11)%
	100%	100%	—%
Loan Type:
Fixed rate	83%	99%	(16)%
ARM	17%	1%	16%
Credit Quality:
Average FICO Score	743	740	—%
Other Data:
Average Combined LTV ratio	84%	82%	2%
Full documentation loans	100%	100%	—%
Loans Sold to Third Parties:
Loans	1,646	1,354	22%
Principal	$749,410	$620,329	21%
Income Taxes
Our overall effective income tax rates were 24.1% and 25.9% for the three months ended March 31, 2024 and 2023, respectively. The rates for the three months ended March 31, 2024 and 2023 resulted in income tax expense of $30.4 million and $28.3 million, respectively. The year-over-year decrease in our effective tax rate for the three months ended March 31, 2024 was primarily due to the decrease in non-deductible executive compensation under Internal Revenue Code Section 162(m) and an increase in tax windfalls recognized upon the vesting of equity awards.

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
Our critical accounting estimates and policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of March 31, 2024, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, payments due on our Mortgage Repurchase Facility, purchase obligations related to expected acquisition of land under purchase agreements and land development agreements (many of which are secured by letters of credit or surety bonds) and operating leases. Other material cash requirements include land acquisition and development costs not yet contracted for, home construction costs, operating expenses, including our selling, general and administrative expenses, investments and funding of capital improvements and dividend payments.
At March 31, 2024, we had outstanding senior notes with varying maturities totaling an aggregate principal amount of $1.50 billion, with none payable within 12 months. Future interest payments associated with the notes total $1.22 billion, with $64.2 million payable within 12 months. As of March 31, 2024, we had $25.0 million of required operating lease future minimum payments.
At March 31, 2024, we had deposits of $27.9 million in the form of cash and $8.9 million in the form of letters of credit that secured option contracts to purchase 4,280 lots for a total estimated purchase price of $508.6 million.
At March 31, 2024, we had outstanding surety bonds and letters of credit totaling $293.4 million and $126.9 million, respectively, including $87.3 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $92.4 million and $66.7 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit. We have made no material guarantees with respect to third-party obligations.
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
Effective March 20, 2024, the Revolving Credit Facility was amended to provide that the Merger (1) does not constitute a change in control triggering an event of default under the Revolving Credit Facility and (2) does not constitute a prohibited merger under the Revolving Credit Facility.
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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of March 31, 2024.
We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At March 31, 2024 and December 31, 2023, there were $39.5 million and $40.8 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. At March 31, 2024 and December 31, 2023, we had $10.0 million and $10.0 million, respectively, outstanding under the Revolving Credit Facility. As of March 31, 2024, availability under the Revolving Credit Facility was approximately $1.08 billion.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The Mortgage Repurchase Facility was amended on March 25, 2021, May 20, 2021, December 21, 2021, May 19, 2022 and May 18, 2023 to adjust the commitments to purchase for specific time periods. The total capacity of the facility at March 31, 2024 was $200 million. The termination date of the Mortgage Repurchase Facility is May 15, 2024. We are currently in negotiations to extend the Mortgage Repurchase Facility.

At March 31, 2024 and December 31, 2023, HomeAmerican had $198.7 million and $205.0 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Pricing under the Mortgage Repurchase Facility is based on SOFR.
The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of March 31, 2024.
Effective March 5, 2024, HomeAmerican entered into a Waiver and Consent agreement with USBNA, in which USBNA as agent waived any events of default under the Mortgage Repurchase Facility arising with respect to the change of control occurring as a result of the Merger. USBNA also consented and agreed to the consummation of the Merger as well as any reconstitution of the Company's board of directors that might result from the Merger.
The Merger would have triggered a change in control event of default under the Mortgage Repurchase Facility, and the Company obtained lender’s consent to the Merger obviating a default.
Dividends
During the three months ended March 31, 2024 and 2023, we paid cash dividends of $0.55 per share and $0.50 per share, respectively.
MDC Common Stock Repurchase Program
At March 31, 2024, we were authorized to repurchase up to 4.0 million shares of our common stock. We did not repurchase any shares of our common stock during the three months ended March 31, 2024.

Consolidated Cash Flow
During the three months ended March 31, 2024, net cash provided by operating activities was $177.5 million compared with $426.2 million in the prior year period. During the three months ended March 31, 2024 and 2023, one of the most significant sources of cash provided by operating activities was net income of $95.8 million and $80.7 million, respectively. Another significant source of cash provided by operating activities during the three months ended March 31, 2024 and 2023 was cash provided by the decrease in land and land under development of $120.4 million and $115.9 million, respectively. The decrease in 2024 and 2023 was the result of home starts outnumbering lot acquisitions during the respective periods. During the three months ended March 31, 2024, cash used by housing completed or under construction was $75.3 million, compared to cash provided by housing completed or under construction of $135.6 million during the three months ended March 31, 2023. Cash used in the three months ended March 31, 2024 was impacted by an increase in the number of homes under construction during the period, while cash provided by in the same period in the prior year was impacted by a decrease in the number of homes under construction during the period. Cash provided by the decrease in trade and other receivables for the three months ended March 31, 2024 and 2023 was $40.8 million and $55.9 million. The decrease in both periods was driven by a decrease of homes closed at the end of the respective periods. Cash provided by the change in accounts payable and accrued liabilities for the three months ended March 31, 2024 was $2.9 million and cash used in the change in accounts payable and accrued liabilities for the three months ended March 31, 2023 was $40.5 million. The change in accounts payable and accrued liabilities was due to decreased construction spend during the first quarter of 2023 as a result of the year-over-year decrease in the number of homes under construction during the period.
During the three months ended March 31, 2024, net cash used in investing activities was $3.0 million compared to $244.8 million in the same period in the prior year. The decrease in net cash used in investing activities was driven by $434.4 million of purchases of marketable securities in the three months ended March 31, 2023, partially offset by cash provided by the maturities of marketable securities of $195.0 million during the three months ended March 31, 2023. There were no purchases or maturities of marketable securities during the three months ended March 31, 2024.
During the three months ended March 31, 2024 and 2023, net cash used in financing activities was $73.2 million and $93.5 million respectively. The primary driver of this decrease in net cash used in financing activities was the decrease in cash used on payments on the mortgage repurchase facility, net from $45.2 million during the three months ended March 31, 2023 to $6.3 million during the same period in 2024. During the three months ended March 31, 2024 there was a higher level of originations compared to loan sales than the same period in 2023. Cash used to fund dividend payments increased in the three months ended March 31, 2024 compared to the same period in 2023 due to the increase in the dividend per share to $0.55 from $0.50.

OTHER
Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q, as well as statements made by us in periodic press releases, oral statements made by our officials in the course of presentations about the Company and conference calls in connection with quarterly earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operations, cash flows, strategies and prospects. These forward-looking statements may be identified by terminology such as “likely,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be considered. Additionally, information about issues that could lead to material changes in performance and risk factors that have the potential to affect us are contained under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 and Item 1A of Part II of this Quarterly Report on Form 10-Q.
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
As of March 31, 2024, our cash and cash equivalents included commercial bank deposits, money market funds and time deposits and our marketable securities included U.S. government treasury securities with original maturities upon acquisition of less than six months.
We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments, marketable securities and debt. Financial instruments utilized in the normal course of business by HomeAmerican include forward sales of mortgage-backed securities, which are commitments to sell a specified financial instrument at a specified future date for a specified price, mandatory delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price within a specified time period, and best-effort delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price subject to the underlying mortgage loans being funded and closed. Such contracts are the only significant financial and derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process for which an interest rate lock commitment had been made to a borrower that had not closed at March 31, 2024 had an aggregate principal balance of $350.2 million, of which $350.2 million had not yet been committed to a mortgage purchaser. In addition, HomeAmerican had mortgage loans held-for-sale with an aggregate principal balance of $288.0 million at March 31, 2024, of which $191.0 million had not yet been committed to a mortgage purchaser. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale that had not yet been committed to a mortgage purchaser, HomeAmerican had forward sales of securities totaling $503.0 million and $311.5 million at March 31, 2024 and December 31, 2023, respectively.

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
(b)Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Various complaints were filed by purported stockholders (collectively the "Complaints") regarding the Merger. The Complaints named as defendants the Company and each member of the Company's board of directors (the "Board"). The Complaints alleged that the Company's Definitive Proxy Statement filed with the SEC on March 4, 2024, contained alleged materially incomplete and/or misleading information in violation of federal law. The Complaints were subsequently voluntarily dismissed by the purported stockholders. The Company also received several letters of demand from purported stockholders, which generally demanded that the Board and the Company take action to remedy alleged materially incomplete and/or misleading information in the Proxy Statement. The Company believes that the claims asserted in the letters of demand are without merit and that the disclosures set forth in both the preliminary proxy statement filed with the SEC on February 23, 2024 and the Proxy Statement complied fully with applicable law.
Item 1A.     Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors that appeared under Item 1A. Risk Factors in the Company’s 2023 Annual Report on Form 10-K. There are no material changes from the risk factors included within the Company’s 2023 Annual Report on Form 10-K. However, following the end of the first quarter, the Merger was completed on April 19, 2024, thereby mitigating or eliminating the risk factors pertaining to the Merger described in the Form 10-K.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchase of common stock during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number of Shares that may yet be Purchased under the Plan or Program (2)
January 1 to January 31, 2024	183	$53.94	—	4,000,000
February 1 to February 29, 2024	60,480	$62.74	—	4,000,000
March 1 to March 31, 2024	—	N/A	—	4,000,000
(1) Represents shares of common stock withheld by us to cover withholding taxes due upon the vesting of restricted stock award shares, at the election of certain holders of nonvested shares, with market value approximating the amount of withholding taxes due.
(2) We are authorized to repurchase up to 4,000,000 shares of our common stock. There were no shares of MDC common stock repurchased under this repurchase program during the three month period ended March 31, 2024. This repurchase authorization was announced on October 25, 2005 and has no expiration.

Item 5.        Other Information

None.
Item 6.        Exhibits

2.1
Agreement and Plan of Merger, dated as of January 17, 2024, by and among SH Residential Holdings, LLC, Clear Line, Inc. and M.D.C. Holdings, Inc. (hereinafter sometimes referred to as "MDC", the "Company" or the "Registrant") (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed January 18, 2024). *

3.1	Amended and Restated Certificate of Incorporation of M.D.C. Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 19, 2024). *
3.2	Amended and Restated Bylaws of M.D.C. Holdings, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed April 19, 2024). *
10.1
Waiver and Consent, dated as of March 5, 2024, between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, under the Amended and Restated Master Repurchase Agreement, dated as of September 16, 2016, as amended (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 8, 2024). *

10.2
Seventh Amendment to Credit Agreement by and among M.D.C. Holding, Inc. and the other Lenders identified therein, dated as of March 20, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 22, 2024). *

10.3
Consent and Agreement of Guarantors to Seventh Amendment to Credit Agreement, dated as of March 20, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 22, 2024). *

10.4	Amendment No. 1 to the Lease Agreement dated as of August 2, 2007, between Richmond American Homes of Colorado, Inc. and Larry A. Mizel, dated March 8, 2024.
10.5	Amendment No. 1 to the Lease Agreement dated as of August 2, 2007, between Richmond American Homes of Colorado, Inc. and David D. Mandarich, dated March 8, 2024.
22	Subsidiary Guarantors (incorporated by reference to Exhibit 22 to the Company's Form 10-Q for the quarter ended June 30, 2021). *
31.1	Certification of principal executive officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (ii) Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2024 and 2023, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023; and (v) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________________
*Incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M.D.C. HOLDINGS, INC.
(Registrant)

Date: May 6, 2024	By: /s/ Robert N. Martin
Robert N. Martin Senior Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

Date: May 6, 2024	By: /s/ Derek R. Kimmerle
Derek R. Kimmerle
Vice President, Controller and Chief Accounting Officer (chief accounting officer and duly authorized officer)