Form 10-Q
period 2024-06-30
M.D.C. HOLDINGS, INC.
filed 2024-08-06
CIK 773141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
None
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of August 5, 2024, the registrant’s outstanding common stock consisted of 100 shares of common stock, $0.01 par value per share, all of which were held by an affiliate of SH Residential Holdings, LLC (“Parent”).

M.D.C. HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTER ENDED June 30, 2024

EXPLANATORY NOTE

The Company is filing this Quarterly Report on Form 10-Q on a voluntary basis to disclose the events reported herein. The Company no longer has an obligation to file reports with the SEC as it no longer has any class of securities registered under Sections 12(b), 12(g) or 15(d) of the Exchange Act. The Company, in its sole discretion, may stop making filings with the SEC at any time and no assumptions should be made as to continued reporting with the SEC.
(i)

PART I. FINANCIAL INFORMATION
Item 1.    Unaudited Consolidated Financial Statements
M.D.C. HOLDINGS, INC.
Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
	(unaudited)
	(Dollars in thousands, except share and per share amounts)
ASSETS
Homebuilding:
Cash and cash equivalents	$834,692	$1,475,964
Restricted cash	2,641	4,094
Trade and other receivables	100,127	119,004
Accounts receivable due from Parent	22,190	—
Inventories:
Housing completed or under construction	2,118,331	1,881,268
Land and land under development	1,223,504	1,419,778
Total inventories	3,341,835	3,301,046
Property and equipment, net	73,270	82,218
Deferred tax asset, net	26,264	38,830
Prepaids and other assets	82,026	76,036
Total homebuilding assets	4,483,045	5,097,192
Financial Services:
Cash and cash equivalents	83,444	162,839
Marketable securities	177,763	78,250
Mortgage loans held-for-sale, net	296,055	258,212
Other assets	30,913	34,592
Total financial services assets	588,175	533,893
Total Assets	$5,071,220	$5,631,085
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$142,229	$114,852
Accrued and other liabilities	270,198	326,478
Revolving credit facility	1,000	10,000
Senior notes, net	1,483,831	1,483,404
Total homebuilding liabilities	1,897,258	1,934,734
Financial Services:
Accounts payable and accrued liabilities	119,792	113,485
Mortgage repurchase facility	224,082	204,981
Total financial services liabilities	343,874	318,466
Total Liabilities	2,241,132	2,253,200
Stockholders' Equity
Common stock, $0.01 par value; 150 and 250,000,000 shares authorized; 100 and 74,661,479 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	747
Additional paid-in-capital	1,197,734	1,824,434
Retained earnings	1,632,330	1,552,653
Accumulated other comprehensive income	24	51
Total Stockholders' Equity	2,830,088	3,377,885
Total Liabilities and Stockholders' Equity	$5,071,220	$5,631,085
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Homebuilding:
Home sale revenues	$1,411,446	$1,103,470	$2,736,648	$2,123,486
Home cost of sales	(1,151,575)	(908,991)	(2,238,891)	(1,749,738)
Inventory impairments	(4,550)	(13,500)	(10,450)	(21,300)
Total cost of sales	(1,156,125)	(922,491)	(2,249,341)	(1,771,038)
Gross profit	255,321	180,979	487,307	352,448
Selling, general and administrative expenses	(216,546)	(106,733)	(350,696)	(201,721)
Interest and other income	12,156	17,939	34,573	31,398
Transaction costs	(27,561)	—	(38,266)	—
Other income (expense)	(2,612)	(127)	(3,584)	932
Homebuilding pretax income	20,758	92,058	129,334	183,057

Financial Services:
Revenues	37,580	32,619	68,932	62,105
Expenses	(20,219)	(15,487)	(38,723)	(30,737)
Other income, net	5,282	3,860	10,098	7,594
Financial services pretax income	22,643	20,992	40,307	38,962

Income before income taxes	43,401	113,050	169,641	222,019
Provision for income taxes	(18,267)	(19,557)	(48,688)	(47,826)
Net income	$25,134	$93,493	$120,953	$174,193

Other comprehensive income net of tax:
Unrealized gain (loss) related to available-for-sale debt securities	$20	$(233)	$(27)	$90
Other comprehensive income (loss)	20	(233)	(27)	90
Comprehensive income (loss)	$25,154	$93,260	$120,926	$174,283
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except share amounts)

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 31, 2023	74,661,479	$747	$1,824,434	$1,552,653	$51	$3,377,885
Net income	—	—	—	95,819	—	95,819
Other comprehensive income (loss)	—	—	—	—	(47)	(47)
Shares issued under stock-based compensation programs, net	386,523	3	(25,629)	—	—	(25,626)
Cash dividends declared	—	—	—	(41,276)	—	(41,276)
Stock-based compensation expense	—	—	2,632	—	—	2,632
Forfeiture of restricted stock	(301)	—	—	—	—	—
Balance at March 31, 2024	75,047,701	$750	$1,801,437	$1,607,196	$4	$3,409,387
Net Income	—	—	—	25,134	—	25,134
Other comprehensive income (loss)	—	—	—	—	20	20
Shares issued under stock-based compensation programs, net	1,653	—	28	—	—	28
Stock-based compensation expense	—	—	173	—	—	173
Effect of Merger transaction	(75,049,254)	(750)	(603,904)	—	—	(604,654)
Balance at June 30, 2024	100	$—	$1,197,734	$1,632,330	$24	$2,830,088

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 31, 2022	72,585,596	$726	$1,784,173	$1,306,885	$—	$3,091,784
Net income	—	—	—	80,700	—	80,700
Other comprehensive income (loss)	—	—	—	—	323	323
Shares issued under stock-based compensation programs, net	503,022	5	(11,745)	—	—	(11,740)
Cash dividends declared	—	—	—	(36,543)	—	(36,543)
Stock-based compensation expense	—	—	5,597	—	—	5,597
Forfeiture of restricted stock	(1,283)	—	—	—	—	—
Balance at March 31, 2023	73,087,335	$731	$1,778,025	$1,351,042	$323	$3,130,121
Net Income	—	—	—	93,493	—	93,493
Other comprehensive income (loss)	—	—	—	—	(233)	(233)
Shares issued under stock-based compensation programs, net	1,459,256	14	31,318	—	—	31,332
Cash dividends declared	—	—	—	(36,566)	—	(36,566)
Stock-based compensation expense	—	—	2,956	—	—	2,956
Forfeiture of restricted stock	(2,370)	—	—	—	—	—
Balance at June 30, 2023	74,544,221	$745	$1,812,299	$1,407,969	$90	$3,221,103
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2024	2023

	(Dollars in thousands)
Operating Activities:
Net income	$120,953	$174,193
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	1,319	10,285
Depreciation and amortization	16,361	11,453
Inventory impairments	10,450	21,300
Project abandonment costs	2,788	(918)
Amortization of discount of marketable debt securities	(2,414)	(18,856)
Deferred income tax benefit	12,573	2,616
Net changes in assets and liabilities:
Trade and other receivables	19,373	57,221
Accounts receivable due from Parent	(22,190)	—
Mortgage loans held-for-sale, net	(37,843)	70,767
Housing completed or under construction	(240,326)	(13,595)
Land and land under development	186,726	364,133
Prepaids and other assets	(3,281)	1,263
Accounts payable and accrued and other liabilities	(14,114)	(27,933)
Net cash provided by operating activities	50,375	651,929

Investing Activities:
Purchases of marketable securities	(177,133)	(665,490)
Maturities of marketable securities	80,000	569,000
Purchases of property and equipment	(7,220)	(10,550)
Net cash used in investing activities	(104,353)	(107,040)

Financing Activities:
Borrowings (payments) on mortgage repurchase facility, net	19,101	(52,601)
Payments on homebuilding line of credit, net	(9,000)	—
Dividend payments	(41,276)	(73,109)
Distribution to Parent	(611,369)	—
Issuance of shares under stock-based compensation programs, net	(25,598)	19,592
Net cash used in financing activities	(668,142)	(106,118)

Net increase (decrease) in cash, cash equivalents and restricted cash	(722,120)	438,771
Cash, cash equivalents and restricted cash:
Beginning of period	1,642,897	717,095
End of period	$920,777	$1,155,866

Reconciliation of cash, cash equivalents and restricted cash:
Homebuilding:
Cash and cash equivalents	$834,692	$1,011,748
Restricted cash	2,641	3,503
Financial Services:
Cash and cash equivalents	83,444	140,615
Total cash, cash equivalents and restricted cash	$920,777	$1,155,866
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

1.    Basis of Presentation
The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. ("MDC," “the Company," “we,” “us,” or “our,” which refer to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at June 30, 2024 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
The following table summarizes revenues for our homebuilding and financial services operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Homebuilding
West	$842,561	$616,559	$1,672,647	$1,194,492
Mountain	366,071	346,070	676,250	647,225
East	202,814	140,841	387,751	281,769
Total homebuilding revenues	$1,411,446	$1,103,470	$2,736,648	$2,123,486

Financial Services
Mortgage operations	$23,150	$22,758	$42,801	$41,177
Other	14,430	9,861	26,131	20,928
Total financial services revenues	$37,580	$32,619	$68,932	$62,105

The following table summarizes pretax income (loss) for our homebuilding and financial services operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Homebuilding
West	$84,607	$29,639	$166,734	$72,839
Mountain	39,610	44,676	65,152	69,712
East	12,898	14,149	25,572	29,458
Corporate	(116,357)	3,594	(128,124)	11,048
Total homebuilding pretax income	$20,758	$92,058	$129,334	$183,057
Financial Services
Mortgage operations	$11,672	$13,852	$20,873	$23,578
Other	10,971	7,140	19,434	15,384
Total financial services pretax income	$22,643	$20,992	$40,307	$38,962

Total pretax income	$43,401	$113,050	$169,641	$222,019
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

	June 30, 2024	December 31, 2023

	(Dollars in thousands)
Homebuilding assets
West	$2,027,316	$2,155,357
Mountain	973,108	874,031
East	518,303	459,078
Corporate	964,318	1,608,726
Total homebuilding assets	$4,483,045	$5,097,192
Financial services assets
Mortgage operations	$329,088	$295,092
Other	259,087	238,801
Total financial services assets	$588,175	$533,893

Total assets	$5,071,220	$5,631,085

4.    Merger
On April 19, 2024, the Company completed the transactions contemplated by the Agreement and Plan of Merger, dated as of January 17, 2024 (the “Merger Agreement”), by and among the Company, SH Residential Holdings, LLC (“Parent”), Clear Line, Inc., a wholly owned subsidiary of Parent (“Merger Sub”), and, solely for the purposes of Section 6.2, Section 6.17 and Section 9.15 of the Merger Agreement, Sekisui House, Ltd. (“Guarantor”), providing for the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation (the “Merger”). At the effective time of the Merger (the “Effective Time”):

(i) each share of common stock, par value $0.01 per share, of the Company (the “Company Common Stock”) outstanding as of immediately prior to the Effective Time (other than shares of Company Common Stock that are (A)(1) held by the Company as treasury stock; (2) held directly by Parent or Merger Sub; or (3) held by any direct or indirect wholly owned Subsidiary of Parent or Merger Sub, in each case, immediately prior to the Effective Time (collectively, the “Owned Company Shares”), (B) held by any direct or indirect wholly owned Subsidiary of the Company immediately prior to the Effective Time, (C) held by a holder who is entitled to demand, and has properly and validly demanded, appraisal for such shares of Company Common Stock in accordance with, and who complies in all respects with, Section 262 of the DGCL (“Dissenting Shares”), or (D) subject to vesting restrictions and/or forfeiture back to the Company (“Company RSAs”)) was automatically converted into the right to receive $63.00 per share, in cash, without interest thereon (the “Merger Consideration”);

(ii) each Owned Company Share was automatically cancelled and ceased to exist, and no consideration or payment will be delivered in exchange therefor or in respect thereof; and

(iii) each share of Company Common Stock held by any direct or indirect wholly owned Subsidiary of the Company was be converted into such number of shares of common stock of the surviving corporation with an aggregate value immediately after the consummation of the Merger equal to the Merger Consideration.

The Merger Agreement also provides that, at the Effective Time, by virtue of the Merger:

(i) each option to purchase shares of Company Common Stock granted under any Company Equity Plan (each, a “Company Option”) that was outstanding and unexercised, whether vested or unvested, as of immediately prior to the Effective Time was fully vested, cancelled and automatically converted into the right to receive an amount in cash (without interest), if any, equal to the product of (A) the excess (if any) of (1) the Merger Consideration over (2) the exercise price per share of such Company Option, multiplied by (B) the number of shares of Company Common Stock subject to such Company Option, subject to any required withholding of Taxes; provided, however, that any Company Option with respect to which the applicable per share exercise price is greater than the Merger Consideration will be cancelled without consideration;

(ii) each Company RSA, whether vested or unvested, that was outstanding as of immediately prior to the Effective Time was fully vested, cancelled and automatically converted into the right to receive an amount in cash (without interest) equal to the product of (A) the aggregate number of shares of Company Common Stock subject to such Company RSA, multiplied by (B) the Merger Consideration, subject to any required withholding of Taxes; and

(iii) each performance stock unit award relating to shares of Company Common Stock granted under any Company Equity Plan (each, a “Company PSU”), whether vested or unvested, that was outstanding as of immediately prior to the Effective Time was fully vested, cancelled and automatically converted into the right to receive an amount in cash equal to the product of (A) the aggregate number of shares of Company Common Stock subject to such Company PSU based on maximum performance, multiplied by (B) the Merger Consideration, subject to any required withholding of Taxes.

The Merger Agreement further provides that, at the Effective Time, by virtue of the Merger each issued and outstanding share of common stock, par value $0.01 per share, of Merger Sub shall be automatically converted into and become one fully paid and non-assessable share of Surviving Corporation Stock. This resulted in 100 shares of common stock at a $0.01 par value per share issued and outstanding.
The aggregate consideration of the Merger was approximately $4.9 billion, of which the Company funded $664.6 million. Included within these amounts is $53.2 million of compensation expense for the three and six months ended June 30, 2024, related to the vesting of equity awards as of the closing of the Merger, which are included within the Selling, general and administrative expenses line item within the Consolidated Statements of Operations and Comprehensive Income.

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

On April 30, 2024, the Company filed with the SEC a certification on Form 15, requesting the termination of registration of the shares of the Company’s Common Stock under Section 12(g) of the Exchange Act and the suspension of the Company’s reporting obligations under Sections 13 and 15(d) of the Exchange Act with respect to the shares of the Company’s Common Stock.

On June 13, 2024, the Company filed with the SEC a certification on Form 15, requesting the termination of registration of the shares of the Company’s 6.000% Senior Notes due 2043 under Section 12(g) of the Exchange Act and the suspension of the Company’s reporting obligations under Sections 13 and 15(d) of the Exchange Act with respect to the all of the Company's senior notes.

Parent has accounted for the Merger under the acquisition method of accounting with the Company deemed to be the acquiree for accounting purposes. The Company and Parent have elected not to push down purchase accounting adjustments to reflect the assets and liabilities acquired at fair value, and therefore amounts reflected in the financial statements hereto have not been adjusted.

The Company incurred $27.6 million and $38.3 million of transaction costs during the three and six months ended June 30, 2024, respectively, in connection with the Merger, which are disclosed within the Transaction costs line item within the Consolidated Statements of Operations and Comprehensive Income. There were no transaction related costs during the same period in the prior year. Further, the Company incurred $19.4 million of expense during the three and six months ended June 30, 2024, related to key executives' transaction bonuses in connection with the Merger, which are included within the Selling, general and administrative expenses line item within the Consolidated Statements of Operations and Comprehensive Income.

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
The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis, except those for which the carrying values approximate fair values:

		Fair Value
Financial Instrument	Hierarchy	June 30, 2024	December 31, 2023

		(Dollars in thousands)
Marketable securities
Debt securities (available-for-sale)	Level 1	$177,763	$78,250

Mortgage loans held-for-sale, net	Level 2	$296,055	$258,212

Derivative and financial instruments, net (Note 17)
Interest rate lock commitments	Level 2	$(237)	$5,118
Forward sales of mortgage-backed securities	Level 2	$1,044	$(5,388)
Mandatory delivery forward loan sale commitments	Level 2	$361	$(816)
Best-effort delivery forward loan sale commitments	Level 2	$35	$(4)
The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of June 30, 2024 and December 31, 2023.
Debt securities. Our debt securities consist of U.S. government treasury securities with original maturities upon acquisition of less than six months and are treated as available-for-sale investments and, as such, are recorded at fair value with all changes in fair value initially recorded through other comprehensive income. Debt securities are reviewed on a regular basis for impairment. There were no impairments recorded during both the three and six months ended June 30, 2024 and 2023.
The estimated fair value, gross unrealized holding gains, gross unrealized holding losses and amortized cost for debt securities by major classification are as follows:

	June 30, 2024				December 31, 2023
	(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government	$177,732	$31	$—	$177,763	$78,185	$65	$—	$78,250
Total Debt Securities	$177,732	$31	$—	$177,763	$78,185	$65	$—	$78,250
Mortgage loans held-for-sale, net.  Our mortgage loans held-for-sale, which are measured at fair value on a recurring basis, include (1) mortgage loans held-for-sale that are under commitments to sell and (2) mortgage loans held-for-sale that are not under commitments to sell. At June 30, 2024 and December 31, 2023, we had $103.3 million and $105.1 million, respectively, of mortgage loans held-for-sale at fair value under commitments to sell. The fair value for those loans was based on quoted market prices for those mortgage loans, which are Level 2 fair value inputs. At June 30, 2024 and December 31, 2023, we had $192.7 million and $153.1 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input.
Gains (losses) on mortgage loans, net, are included as a component of revenues in the financial services section of our consolidated statements of operations and comprehensive income. For the three and six months ended June 30, 2024, we recorded gains (losses) on mortgage loans held-for-sale, net of $2.7 million and $3.3 million, respectively, compared to $(3.4) million and $(5.6) million for the same period in the prior year.
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

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in thousands)
$300 million 3.850% Senior Notes due January 2030, net	$298,341	$285,519	$298,207	$273,580
$350 million 2.500% Senior Notes due January 2031, net	347,858	312,426	347,708	286,957
$500 million 6.000% Senior Notes due January 2043, net	491,472	530,660	491,351	464,658
$350 million 3.966% Senior Notes due August 2061, net	346,160	298,634	346,138	227,262
Total	$1,483,831	$1,427,239	$1,483,404	$1,252,457

6.    Inventories
The following table sets forth, by reportable segment, information relating to our homebuilding inventories:

	June 30, 2024	December 31, 2023

	(Dollars in thousands)
Housing completed or under construction:
West	$1,187,925	$1,163,495
Mountain	574,284	448,735
East	356,122	269,038
Subtotal	2,118,331	1,881,268
Land and land under development:
West	735,008	874,605
Mountain	360,639	382,897
East	127,857	162,276
Subtotal	1,223,504	1,419,778
Total inventories	$3,341,835	$3,301,046
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
Inventory impairments recognized by segment for the three and six months ended June 30, 2024 and 2023 are shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)		(Dollars in thousands)
Housing Completed or Under Construction:
West	$1,423	$1,787	$2,331	$1,787
Mountain	—	—	400	664
East	880	—	880	—
Subtotal	2,303	1,787	3,611	2,451
Land and Land Under Development:
West	77	11,713	4,669	11,713
Mountain	—	—	—	7,136
East	2,170	—	2,170	—
Subtotal	2,247	11,713	6,839	18,849
Total Inventory Impairments	$4,550	$13,500	$10,450	$21,300
The table below provides quantitative data, for the periods presented, where applicable, used in determining the fair value of the impaired inventory.

	Impairment Data			Quantitative Data
Three Months Ended	Number of Subdivisions Impaired	Inventory Impairments	Fair Value of Inventory After Impairments	Discount Rate
	(Dollars in thousands)
June 30, 2024	4	4,550	27,834	12%	—	15%
March 31, 2024	3	5,900	17,634	12%	—	18%
Total		$10,450

June 30, 2023	1	13,500	17,886	18%
March 31, 2023	1	7,800	13,016	18%
Total		$21,300

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Homebuilding interest incurred	$17,253	$17,450	$34,674	$34,904
Less: Interest capitalized	(17,253)	(17,450)	(34,674)	(34,904)
Homebuilding interest expensed	$—	$—	$—	$—

Interest capitalized, beginning of period	$63,151	$61,310	$64,659	$59,921
Plus: Interest capitalized during period	17,253	17,450	34,674	34,904
Less: Previously capitalized interest included in home cost of sales	(20,162)	(16,807)	(39,091)	(32,872)
Interest capitalized, end of period	$60,242	$61,953	$60,242	$61,953

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
Operating lease expense is included as a component of selling, general and administrative expenses in the homebuilding section and expenses in the financial services section of our consolidated statements of operations and comprehensive income. Components of operating lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Operating lease cost [1]	$2,163	$2,220	$4,288	$4,376
Less: Sublease income	(146)	(148)	(295)	(292)
Net lease cost	$2,017	$2,072	$3,993	$4,084
1Includes variable lease costs, which are immaterial.
Supplemental cash flow information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,140	$2,235	$4,286	$4,296
Leased assets obtained in exchange for new operating lease liabilities	$(381)	$248	$1,276	$1,894
Weighted-average remaining lease term and discount rate for operating leases were as follows:

	June 30, 2024	June 30, 2023
Weighted-average remaining lease term (in years)	2.9	3.7
Weighted-average discount rate	5.5%	5.5%

Maturities of operating lease liabilities were as follows:

Year Ended December 31,
(Dollars in thousands)
2024 (excluding the six months ended June 30, 2024)	$3,587
2025	8,345
2026	7,092
2027	2,120
2028	1,178
Thereafter	81
Total operating lease payments	$22,403
Less: Effects of discounting	1,749
Present value of operating lease liabilities [1]	$20,654
_______________________________________________________________

1Homebuilding and financial services operating lease liabilities of $20.5 million and $0.2 million, respectively, are included as a component of accrued and other liabilities and accounts payable and accrued liabilities, respectively, in the homebuilding and financial services sections of our consolidated balance sheet at June 30, 2024.
9.    Homebuilding Prepaids and Other Assets
The following table sets forth the components of homebuilding prepaids and other assets:

	June 30, 2024	December 31, 2023

	(Dollars in thousands)
Land option deposits	$35,511	$27,988
Operating lease right-of-use asset (Note 8)	19,593	21,817
Prepaids	12,995	15,323
Goodwill	6,008	6,008
Deferred debt issuance costs on revolving credit facility, net	2,516	3,355
Other	5,403	1,545
Total prepaids and other assets	$82,026	$76,036

10.    Homebuilding Accrued and Other Liabilities and Financial Services Accounts Payable and Accrued Liabilities
The following table sets forth information relating to homebuilding accrued and other liabilities:

	June 30, 2024	December 31, 2023

	(Dollars in thousands)
Accrued compensation and related expenses	$53,590	$93,013
Customer and escrow deposits	22,196	33,633
Warranty accrual (Note 11)	46,427	44,082
Lease liability (Note 8)	20,501	22,939
Land development and home construction accruals	20,421	19,262
Accrued interest	30,934	30,934
Construction defect claim reserves (Note 12)	11,556	11,433
Retentions payable	12,087	14,765
Other accrued liabilities	52,486	56,417
Total accrued and other liabilities	$270,198	$326,478
The following table sets forth information relating to financial services accounts payable and accrued liabilities:

	June 30, 2024	December 31, 2023

	(Dollars in thousands)
Insurance reserves (Note 12)	$96,522	$89,326
Accounts payable and other accrued liabilities	23,270	24,159
Total accounts payable and accrued liabilities	$119,792	$113,485

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
The table set forth below summarizes accrual, adjustment and payment activity related to our warranty accrual for the three and six months ended June 30, 2024 and 2023. The warranty accrual during the six months ended June 30, 2024 increased due to a $3.1 million adjustment to increase our warranty accrual during the period. This adjustment was due to higher general warranty related expenditures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Balance at beginning of period	$47,328	$46,666	$44,082	$46,857
Expense provisions	7,102	6,302	13,723	11,937
Cash payments	(8,003)	(5,759)	(14,428)	(11,585)
Adjustments	—	—	3,050	—
Balance at end of period	$46,427	$47,209	$46,427	$47,209

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
The table set forth below summarizes our insurance and construction defect claim reserves activity for the three and six months ended June 30, 2024 and 2023. These reserves are included as a component of accounts payable and accrued liabilities and accrued and other liabilities in the financial services and homebuilding sections, respectively, of the consolidated balance sheets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Balance at beginning of period	$104,338	$93,137	$100,759	$94,574
Expense provisions	5,396	4,100	10,522	7,889
Cash payments, net of recoveries	(1,656)	(2,112)	(3,203)	(7,338)
Balance at end of period	$108,078	$95,125	$108,078	$95,125
In the ordinary course of business, we make payments from our insurance and construction defect claim reserves to settle litigation claims arising from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the three and six months ended June 30, 2024 and 2023 are not necessarily indicative of what future cash payments will be for subsequent periods.
13.    Income Taxes

As a result of the Merger described in Footnote 4, and effective April 20, 2024, the Company is included in the Sekisui House US Holdings (parent of SH Residential Holdings, LLC) consolidated tax group for U.S. federal income tax purposes. Although the Company’s post-merger results are included in the Sekisui House consolidated return, our income tax provision is calculated primarily as though we were a separate taxpayer for the full year. However, under certain circumstances, transactions between the Company and Sekisui House are assessed using consolidated tax return rules and any difference in liability between the separate company method will be addressed in a future tax sharing arrangement.

Our overall effective income tax rates were 42.1% and 28.7% for the three and six months ended June 30, 2024 and 17.3% and 21.5% for the three and six months ended June 30, 2023, respectively. The rates for the three and six months ended June 30, 2024 resulted in an income tax expense of $18.3 million and $48.7 million, respectively, compared to $19.6 million and $47.8 million for the three and six months ended June 30, 2023, respectively. The year-over-year increase in the effective tax rates for the three and six months ended June 30, 2024, is primarily due to non-deductible executive compensation, and non-deductible transaction costs and excise taxes related to the Merger.

14.    Senior Notes
The carrying values of our senior notes as of June 30, 2024 and December 31, 2023, net of any unamortized debt issuance costs or discount, were as follows:

	June 30, 2024	December 31, 2023

	(Dollars in thousands)
3.850% Senior Notes due January 2030, net	$298,341	$298,207
2.500% Senior Notes due January 2031, net	347,858	347,708
6.000% Senior Notes due January 2043, net	491,472	491,351
3.966% Senior Notes due August 2061, net	346,160	346,138
Total	$1,483,831	$1,483,404
Our senior notes are not secured and, while the senior note indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries.
15.    Stock-Based Compensation
The following table sets forth share-based award expense activity for the three and six months ended June 30, 2024 and 2023, which is included as a component of selling, general and administrative expenses and expenses in the homebuilding and financial services sections, respectively, of our consolidated statements of operations and comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Stock option grants expense	$—	$45	$—	$202
Restricted stock awards expense	281	2,963	1,319	6,525
Performance share units expense	—	1,779	—	3,558
Total stock-based compensation	$281	$4,787	$1,319	$10,285
As of June 30, 2024, there are no awards outstanding.
Additional detail on the performance share units ("PSUs") expense is included below:
2021 PSU Grants. The 2021 PSU awards vested on February 2, 2024. For the three and six months ended June 30, 2023, the Company recorded share-based award expense of $1.8 million and $3.6 million, respectively, related to these awards.
2023 PSU Grants. For the quarter to date and year to date period through April 19, 2024, the Company concluded that achievement of any of the performance metrics had not met the level of probability required to record compensation expense and as such, no expense related to these awards was recognized. On April 19, 2024, Sekisui House, through the Sekisui House Group, completed the acquisition of the Company. As a part of the acquisition, all PSUs, whether vested or unvested, outstanding as of immediately prior to the closing of the Merger were fully vested, cancelled and automatically converted into the right to receive an amount in cash. As such, no share-based compensation expense related to these awards was recognized.

16.    Commitments and Contingencies
Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At June 30, 2024, we had outstanding surety bonds and letters of credit totaling $296.8 million and $115.7 million, respectively, including $84.6 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $99.9 million and $73.3 million, respectively. All letters of credit as of June 30, 2024, excluding those issued by HomeAmerican, were issued under our unsecured revolving credit facility (see Note 18 for further discussion of the revolving credit facility). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.
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
Lot Option Contracts. In the ordinary course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allow us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, and minimizes the amount of land inventories on our consolidated balance sheets. In certain cases, these contracts will be settled shortly following the end of the period. Our obligation with respect to Option Contracts is generally limited to forfeiture of the related deposits. At June 30, 2024, we had cash deposits, capitalized costs and letters of credit totaling $32.2 million, $5.5 million and $11.1 million, respectively, at risk associated with options to purchase 5,598 lots.

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
The following table sets forth the notional amounts and fair value measurement of our derivative and financial instruments at June 30, 2024 and December 31, 2023:

	June 30, 2024				December 31, 2023

	Notional Value	Derivative Assets	Derivative Liabilities	Derivatives, Net	Notional Value	Derivative Assets	Derivative Liabilities	Derivatives, Net
	(Dollars in thousands)				(Dollars in thousands)
Interest rate lock commitments	$335,081	$1,855	$2,092	$(237)	$229,165	$5,124	$6	$5,118
Forward sales of mortgage-backed securities	500,000	1,067	23	1,044	311,500	—	5,388	(5,388)
Mandatory delivery forward loan sale commitments	99,236	544	183	361	100,255	122	938	(816)
Best-effort delivery forward loan sale commitments	6,312	44	9	35	5,392	6	10	(4)
For the three and six months ended June 30, 2024, we recorded net gains on these derivative and financial instruments measured on a recurring basis of $4.4 million and $4.3 million, respectively, in revenues in the financial services section of our consolidated statements of operations and comprehensive income, compared to net gains of $5.3 million and $1.5 million for the same periods in 2023. There are no credit-risk-related contingent features within our derivative agreements, and counterparty risk is considered minimal.

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
The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of June 30, 2024.
We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At June 30, 2024 and December 31, 2023, there were $31.1 million and $40.8 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. At June 30, 2024 and December 31, 2023, we had $1.0 million and $10.0 million, respectively, outstanding under the Revolving Credit Facility. As of June 30, 2024, availability under the Revolving Credit Facility was approximately $1.09 billion.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The Mortgage Repurchase Facility was amended on December 21, 2021, May 19, 2022, May 18, 2023 and May 15, 2024 to adjust the commitments to purchase for specific time periods. The total capacity of the facility at June 30, 2024 was $150 million. The termination date of the Mortgage Repurchase Facility is August 12, 2024. We are currently in negotiations to extend the Mortgage Repurchase Facility.

At June 30, 2024 and December 31, 2023, HomeAmerican had $224.1 million and $205.0 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Pricing under the Mortgage Repurchase Facility is based on SOFR.

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
The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of June 30, 2024.
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
SH Residential Holdings, LLC and affiliates are considered a related party for the period subsequent to the Merger closing on April 19, 2024. As of June 30, 2024, the Company had accounts receivable due from Parent of $22.2 million related to payments in connection with the Merger funded by the Company that are included within Accounts receivable due from Parent in the Consolidated Balance Sheets.
Further, the Company purchased $24.4 million of land from affiliates of SH Residential Holdings, LLC included in Land and land under development in the Consolidated Balance Sheets as of June 30, 2024.

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
As the combined assets, liabilities and results of operations of M.D.C. Holdings, Inc. and the Guarantor Subsidiaries (the “Obligor Group”) are not materially different from those in the homebuilding section of our consolidated balance sheets and consolidated statements of operations and comprehensive income, separate summarized financial information of the Obligor Group has not been included. As of June 30, 2024 and December 31, 2023, amounts due to (due from) non-guarantor subsidiaries from the Obligor Group totaled $(63.9) million and $(39.6) million, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Homebuilding:
Home sale revenues	$1,411,446	$1,103,470	$2,736,648	$2,123,486
Home cost of sales	(1,151,575)	(908,991)	(2,238,891)	(1,749,738)
Inventory impairments	(4,550)	(13,500)	(10,450)	(21,300)
Total cost of sales	(1,156,125)	(922,491)	(2,249,341)	(1,771,038)
Gross profit	255,321	180,979	487,307	352,448
Gross margin	18.1%	16.4%	17.8%	16.6%
Selling, general and administrative expenses	(216,546)	(106,733)	(350,696)	(201,721)
Interest and other income	12,156	17,939	34,573	31,398
Transaction costs	(27,561)	—	(38,266)
Other income (expense)	(2,612)	(127)	(3,584)	932
Homebuilding pretax income	20,758	92,058	129,334	183,057

Financial Services:
Revenues	37,580	32,619	68,932	62,105
Expenses	(20,219)	(15,487)	(38,723)	(30,737)
Other income, net	5,282	3,860	10,098	7,594
Financial services pretax income	22,643	20,992	40,307	38,962

Income before income taxes	43,401	113,050	169,641	222,019
Provision for income taxes	(18,267)	(19,557)	(48,688)	(47,826)
Net income	$25,134	$93,493	$120,953	$174,193

Cash provided by (used in):
Operating Activities	$(127,133)	$225,765	$50,375	$651,929
Investing Activities	$(101,320)	$137,720	$(104,353)	$(107,040)
Financing Activities	$(594,944)	$(12,610)	$(668,142)	$(106,118)

Overview
Industry Conditions and Outlook for MDC*

During the second quarter of 2024, mortgage interest rates increased slightly compared to the first quarter of 2024, however demand for new homes remained stable during the quarter. During 2024, the market for new homes has benefited from a healthy job market and the stabilization of interest rates, which have given consumers the confidence to move forward with their home purchase decisions. Concurrently, the housing market continues to see inventory levels that remain undersupplied relative to demand due to (1) the underproduction of new homes over the past decade, and (2) the continuing low levels of existing home resale inventory as the majority of homeowners with a mortgage have an interest rate below 4%.

We continue executing on our strategic plan to build more quick move-in inventory in order to meet ongoing consumer preferences. We ended the quarter with 18.2 unsold homes under construction, excluding model homes, ("speculative homes" or "spec homes") per active community and just 1.9 completed spec homes per active community. Our timely pivot to building more spec homes has helped drive order volume, minimize cancellation activity and address the needs of first-time homebuyers. Further, the pivot helped drive a decrease in construction cycle times.

We believe that we are well equipped to navigate any continued market volatility given our seasoned leadership team, strong financial position and distinct operating strategy. We remain focused on maximizing risk-adjusted returns while minimizing the risks of excess leverage and land ownership. We ended the quarter with total cash and cash equivalents and marketable securities of $1.10 billion, total liquidity of $2.19 billion, a debt-to-capital ratio of 34.4% and no senior note maturities until 2030.

Merger

On April 19, 2024, Sekisui House announced that it had, through the Sekisui House Group, completed the acquisition of the Company. As a result of the consummation of the Merger, the Company became an indirect, wholly-owned subsidiary of the Sekisui House Group.

Three Months Ended June 30, 2024

For the three months ended June 30, 2024, our net income was $25.1 million, a 73% decrease compared to net income of $93.5 million for the same period in the prior year. Our homebuilding business was the primary driver of the decrease, as pretax income decreased $71.3 million, or 77% year-over-year. The decrease was further driven by an increase to our overall effective income tax rates of 42.1% during the three months ended June 30, 2024, compared to 17.3% in the same period in the prior year. This was slightly offset by our financial services business, as its pretax income increased $1.7 million, or 8%, compared to the same period in the prior year. The decrease in homebuilding pretax income was primarily due to a 570 basis point increase in our selling, general and administrative expenses as a percentage as revenue. This increase was driven by the accelerated vesting of equity awards and key executives' transaction bonuses in connection with the closing of the Merger. Further contributing to the decrease was $27.6 million of transaction costs related to the Merger incurred during the three months ended June 30, 2024. The decrease in homebuilding pretax income was partially offset by a 28% increase in home sale revenues and a 170 basis point increase in gross margins from home sales. The increase in gross margin from home sales was driven largely by decreased incentive levels. Further contributing to the increase was inventory impairments of $13.5 million during the prior year quarter compared to $4.6 million in the current quarter. The increase in financial services pretax income was due to our other financial services operations and was partially offset by our mortgage operations. The increase in pretax income for our other financial services operations was driven by our insurance operations, which saw an increase in revenue due to an increase in homes closed. The decrease in pretax income for our mortgage operations was due to an increase in salary related expenses driven by higher headcount. This was partially offset by an increase in capture rate. Our financial services business saw an increase in interest income due to increases in both interest rates and our cash and short-term investments year-over-year. The increase in our overall effective income tax rate was primarily due to increased non-deductible executive compensation and non-deductible transaction costs and excise taxes related to the Merger during the three months ended June 30, 2024.

Six Months Ended June 30, 2024

For the six months ended June 30, 2024, our net income was $121.0 million, a 31% decrease compared to net income of $174.2 million for the same period in the prior year. Our homebuilding business was the primary driver of the decrease, as pretax income decreased $53.7 million, or 29% year-over-year. Further driving the decrease was an increase of our overall effective income tax rate to 28.7% during the six months ended June 30, 2024 compared to 21.5% during the same period in the prior year. This was slightly offset by our financial services business, as its pretax income increased $1.3 million, or 3%, compared to the same period in the prior year. The main drivers of the decrease in homebuilding pretax income as well as increase in financial services pretax income and effective tax rate are consistent with the second quarter commentary discussed above.

* See "Forward-Looking Statements" below.

Homebuilding
Pretax Income (Loss):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%

	(Dollars in thousands)
West	$84,607	$29,639	$54,968	185%	$166,734	$72,839	$93,895	129%
Mountain	39,610	44,676	(5,066)	(11)%	65,152	69,712	(4,560)	(7)%
East	12,898	14,149	(1,251)	(9)%	25,572	29,458	(3,886)	(13)%
Corporate	(116,357)	3,594	(119,951)	(3,338)%	(128,124)	11,048	(139,172)	(1,260)%
Total Homebuilding pretax income	$20,758	$92,058	$(71,300)	(77)%	$129,334	$183,057	$(53,723)	(29)%
For the three months ended June 30, 2024, we recorded homebuilding pretax income of $20.8 million, a decrease of 77% from $92.1 million for the same period in the prior year. The decrease was due to a 570 basis point increase in our selling, general and administrative expenses as a percentage of home sale revenues and $27.6 million of transaction costs related to the Merger. These decreases were partially offset by 28% increase in home sale revenues and a 170 basis point increase in gross margin from home sales.
Our West segment experienced a $55.0 million year-over-year increase in pretax income, due to an increase in gross margin from home sales, $1.5 million of inventory impairments compared to $13.5 million during the same period in the prior year, a 37% increase in home sale revenues, and a decrease in selling, general and administrative costs as a percentage of revenue. Our Mountain segment experienced a $5.1 million decrease in pretax income from the prior year, as a result of a decrease in gross margin from home sales and an increase in selling, general and administrative costs as a percentage of revenue. This was partially offset by a 6% increase in home sale revenues. Our East segment experienced a $1.3 million decrease in pretax income from the prior year, due primarily to a decrease in gross margin from home sales, partially offset by a 44% increase in home sale revenues and a 50 basis point decrease in selling, general and administrative costs as a percentage of revenue. Our Corporate segment experienced a $120.0 million decrease in pretax income due to the accelerated vesting of equity awards, key executives' transaction bonuses and transaction costs in connection with the closing of the Merger as well as bonus compensation that was historically paid in the form of equity awards that were instead paid in cash. This was partially offset by decreased stock-based compensation expenses.
For the six months ended June 30, 2024, we recorded homebuilding pretax income of $129.3 million, a decrease of 29% from $183.1 million for the same period in the prior year. The decrease was due to a 320 basis point increase in our selling, general and administrative expenses as a percentage of home sale revenues and $38.3 million of transaction costs related to the Merger. These decreases were partially offset by 29% increase in home sale revenues and a 120 basis point increase in gross margin from home sales. Commentary on the drivers of the increase in pretax income in our West homebuilding segment and decrease in the Mountain and East homebuilding segments and Corporate segment is consistent with the 2024 second quarter discussion above.
Assets:

	June 30, 2024	December 31, 2023	Change
			Amount	%

	(Dollars in thousands)
West	$2,027,316	$2,155,357	$(128,041)	(6)%
Mountain	973,108	874,031	99,077	11%
East	518,303	459,078	59,225	13%
Corporate	964,318	1,608,726	(644,408)	(40)%
Total homebuilding assets	$4,483,045	$5,097,192	$(614,147)	(12)%
Total homebuilding assets decreased $614.1 million, or 12%, from December 31, 2023 to June 30, 2024, primarily driven by our Corporate Segment. The decrease in the Corporate segment was driven by an decrease in cash and cash equivalents as a result of funding $664.6 million of the aggregate consideration of the Merger. Changes in assets within our homebuilding segments were primarily due to changes in land and land under development and housing completed or under construction. Land and land under development decreased within each of our homebuilding segments due to increased starts during the current year. Housing completed or under construction increased within each of our homebuilding segments due to an increase in the number of homes under construction at period end.

New Home Deliveries & Home Sale Revenues:
Changes in home sale revenues are impacted by changes in the number of new homes delivered and the average selling price of those delivered homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	Three Months Ended June 30,
	2024			2023			% Change
	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price

	(Dollars in thousands)
West	1,476	$842,561	$570.8	1,162	$616,559	$530.6	27%	37%	8%
Mountain	586	366,071	624.7	539	346,070	642.1	9%	6%	(3)%
East	471	202,814	430.6	308	140,841	457.3	53%	44%	(6)%
Total	2,533	$1,411,446	$557.2	2,009	$1,103,470	$549.3	26%	28%	1%

	Six Months Ended June 30,
	2024			2023			% Change
	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price

	(Dollars in thousands)
West	2,929	$1,672,647	$571.1	2,226	$1,194,492	$536.6	32%	40%	6%
Mountain	1,086	676,250	622.7	1,026	647,225	630.8	6%	4%	(1)%
East	913	387,751	424.7	608	281,769	463.4	50%	38%	(8)%
Total	4,928	$2,736,648	$555.3	3,860	$2,123,486	$550.1	28%	29%	1%

For the three and six months ended June 30, 2024, the increase in the number of new homes delivered in each of our segments was primarily driven by an increase in the number of homes under construction (excluding models) to begin the period. Further, each segment saw an increase in monthly absorption rates and decreased cycle times during the three and six months ended June 30, 2024 as compared to the prior year periods. The average selling price of homes delivered during the three and six months ended June 30, 2024 increased in our West segment as a result of a shift in mix to our California divisions from our Arizona divisions, as well as decreased incentive levels. The average selling price of homes delivered during the three and six months ended June 30, 2024 in our East segment decreased as a result of a change in mix to our more affordable product, a shift in mix to lower priced communities in our Florida markets, and increased incentives.

Gross Margin from Home Sales:
Our gross margin from home sales for the three months ended June 30, 2024 increased 170 basis points year-over-year from 16.4% to 18.1%. The increase in gross margin from home sales was driven largely by $4.6 million of inventory impairments recognized during the current year period compared to $13.5 million in the prior year period as well as decreased incentive levels.
Our gross margin from home sales for the six months ended June 30, 2024 increased 120 basis points year-over-year from 16.6% to 17.8%. The increase in gross margin from home sales was driven largely by $10.5 million of inventory impairments recognized during the current year period compared to $21.3 million in the prior year period as well as decreased incentive levels.

Inventory Impairments:
Inventory impairments recognized by segment for the three months ended June 30, 2024 and 2023 are shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)		(Dollars in thousands)
Housing Completed or Under Construction:
West	$1,423	$1,787	$2,331	$1,787
Mountain	—	—	400	664
East	880	—	880	—
Subtotal	2,303	1,787	3,611	2,451
Land and Land Under Development:
West	77	11,713	4,669	11,713
Mountain	—	—	—	7,136
East	2,170	—	2,170	—
Subtotal	2,247	11,713	6,839	18,849
Total Inventory Impairments	$4,550	$13,500	$10,450	$21,300
The table below provides quantitative data, for the periods presented, where applicable, used in determining the fair value of the impaired inventory.

	Impairment Data			Quantitative Data
Three Months Ended	Number of Subdivisions Impaired	Inventory Impairments	Fair Value of Inventory After Impairments	Discount Rate
	(Dollars in thousands)
June 30, 2024	4	4,550	27,834	12%	—	15%
March 31, 2024	3	5,900	17,634	12%	—	18%
Total		$10,450

June 30, 2023	1	13,500	17,886	18%
March 31, 2023	1	7,800	13,016	18%
Total		$21,300

Selling, General and Administrative Expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change

	(Dollars in thousands)
General and administrative expenses	$145,272	$52,205	$93,067	$211,585	$94,981	$116,604
General and administrative expenses as a percentage of home sale revenues	10.3%	4.7%	560 bps	7.7%	4.5%	320 bps
Marketing expenses	$29,109	$22,637	$6,472	$58,412	$45,733	$12,679
Marketing expenses as a percentage of home sale revenues	2.1%	2.1%	0 bps	2.1%	2.2%	-10 bps
Commissions expenses	$42,165	$31,891	$10,274	$80,699	$61,007	$19,692
Commissions expenses as a percentage of home sale revenues	3.0%	2.9%	10 bps	2.9%	2.9%	0 bps
Total selling, general and administrative expenses	$216,546	$106,733	$109,813	$350,696	$201,721	$148,975
Total selling, general and administrative expenses as a percentage of home sale revenues	15.4%	9.7%	570 bps	12.7%	9.5%	320 bps
General and administrative expenses increased for the three and six months ended June 30, 2024 due to the vesting of equity awards and key executives' transaction bonuses in connection with the closing of the Merger as well as bonus compensation that was historically paid in the form of equity awards that were instead paid in cash. Also contributing to the increase was an increase in salary related expenses, due to increased headcount. This was partially offset by a decrease in stock-based compensation expenses.
Marketing expenses increased for the three and six months ended June 30, 2024 compared to the previous period driven by increased salary related expenses due to an increase in headcount and increased deferred selling amortization and master marketing expenses due to an increase in home closings year over year.
Commissions expenses increased for the three and six months ended June 30, 2024 due to increases in home sale revenues.

Other Homebuilding Operating Data
Net New Orders and Active Subdivisions:
Changes in the dollar value of net new orders are impacted by changes in the number of net new orders and the average selling price of those homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	Three Months Ended June 30,
	2024				2023				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate

	(Dollars in thousands)
West	1,284	$725,770	$565.2	3.72	1,341	$761,926	$568.2	3.20	(4)%	(5)%	(1)%	16%
Mountain	488	299,809	614.4	3.01	474	286,350	604.1	2.85	3%	5%	2%	6%
East	496	211,837	427.1	4.35	352	158,164	449.3	3.17	41%	34%	(5)%	37%
Total	2,268	$1,237,416	$545.6	3.65	2,167	$1,206,440	$556.7	3.10	5%	3%	(2)%	18%

	Six Months Ended June 30,
	2024				2023				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate

	(Dollars in thousands)
West	2,704	$1,530,669	$566.1	3.69	2,353	$1,337,435	$568.4	2.84	15%	14%	—%	30%
Mountain	1,060	660,385	623.0	3.21	884	528,139	597.4	2.66	20%	25%	4%	21%
East	974	412,664	423.7	4.39	697	313,257	449.4	3.12	40%	32%	(6)%	41%
Total	4,738	$2,603,718	$549.5	3.69	3,934	$2,178,831	$553.8	2.85	20%	20%	(1)%	29%
*Calculated as total net new orders (gross orders less cancellations) in period ÷ average active communities during period ÷ number of months in period.

				Average Active Subdivisions			Average Active Subdivisions
	Active Subdivisions			Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%	June 30,		%
	2024	2023	Change	2024	2023	Change	2024	2023	Change
West	105	142	(26)%	115	140	(18)%	122	138	(12)%
Mountain	54	56	(4)%	54	56	(4)%	55	55	—%
East	39	34	15%	38	37	3%	37	37	—%
Total	198	232	(15)%	207	233	(11)%	214	230	(7)%
For the six months ended June 30, 2024, the increase in the number of net new orders in each of our segments was primarily the result of an increase in the monthly sales absorption pace. This was offset partially in the West segment by a decrease in average active subdivisions. The increase in the monthly sales absorption pace was driven by a higher pace of gross orders (before cancellations) driven by spec home inventory increase and interest rate stabilization. Further the increase was due to a decrease in cancellations as a percentage of gross sales during the respective periods. The increased cancellations experienced during the six months ended June 30, 2023 was the result of the sharp rise in mortgage interest rates and homebuyer concerns about purchasing in an uncertain housing market. For the six months ended June 30, 2024, the increase in the average selling price in our Mountain segment was due to price increases in our Colorado communities, partially offset by increased incentives. For the six months ended June 30, 2024, the decrease in the average selling price in our East segment was due to change in mix to more affordable product in our Florida markets as well as increased incentives.

West Segment Commentary
For the three months ended June 30, 2024, the decrease in the number of net new orders was driven by a decrease in average active subdivisions, offset partially by an increase in the monthly sales absorption rate due to a decrease in cancellations as a percentage of gross sales.
Mountain Segment Commentary
For the three months ended June 30, 2024, the increase in the number of net new orders was driven by an increase in the monthly sales absorption rate due to a decrease in cancellations as a percentage of gross sales, offset partially by a decrease in average active subdivisions.
East Segment Commentary
For the three months ended June 30, 2024, the increase in the number of net new orders was driven by an increase in the monthly sales absorption rate due to a decrease in cancellations as a percentage of gross sales and an increase in average active subdivisions. The decrease in the average selling price in our East segment was due to change in mix to more affordable product in our Florida markets as well as increased incentives.
Cancellation Rate:

	Cancellations as a Percentage of Homes in Beginning Backlog
	Three Months Ended
	2024		2023
	June 30,	March 31,	June 30,	March 31,
West	21%	20%	19%	26%
Mountain	24%	24%	21%	25%
East	33%	33%	16%	24%
Total	24%	22%	19%	25%

	Cancellations as a Percentage of Gross Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
West	17%	20%	16%	26%
Mountain	17%	23%	15%	27%
East	17%	16%	16%	18%
Total	17%	20%	16%	25%
In light of our pivot to build more spec homes, we believe it is appropriate to view our cancellations as a product of both our beginning backlog as well as our gross sales during the period. Our cancellation rate as a percentage of homes in beginning backlog increased during the three months ended June 30, 2024 compared to the same period in 2023, due to a decrease in beginning backlog to start the period, partially offset by a decrease in cancellations in our West and Mountain segments during the three months ended June 30, 2024. Further, our cancellation rate as a percentage of gross sales decreased year-over-year during the three and six months ended June 30, 2024 as a result of improved demand as well as the impact the increase in mortgage interest rates in the prior year period had on our homebuyers in backlog who where unable to lock their interest rate prior to these increases.

Backlog:

	June 30,
	2024			2023			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price

	(Dollars in thousands)
West	1,047	$637,602	$609.0	2,018	$1,163,697	$576.7	(48)%	(45)%	6%
Mountain	318	216,325	680.3	573	385,027	671.9	(45)%	(44)%	1%
East	335	151,461	452.1	457	214,658	469.7	(27)%	(29)%	(4)%
Total	1,700	$1,005,388	$591.4	3,048	$1,763,382	$578.5	(44)%	(43)%	2%
At June 30, 2024, we had 1,700 homes in backlog with a total value of $1.01 billion. This represented a 44% decrease in the number of homes in backlog and a 43% decrease in the dollar value of those homes in backlog from June 30, 2023. The decrease in the number of homes in backlog was primarily a result of a shift in consumer preference to quick move-in homes and our associated pivot to build more spec homes. The increase in average selling price in the West segment was driven by a change in mix from our Arizona communities to our California communities. The decrease in average selling price in our East segment was driven by a change in mix to our more affordable product. Our ability to convert backlog into closings could be negatively impacted in future periods by ongoing inflation concerns and the resulting impact on mortgage interest rates, consumer confidence, the current geopolitical environment and other factors, the extent to which is highly uncertain and depends on future developments.

Homes Completed or Under Construction (WIP lots):

	June 30,		%
	2024	2023	Change
Unsold:
Completed	370	184	101%
Under construction	3,612	1,971	83%
Total unsold started homes	3,982	2,155	85%
Sold homes under construction or completed	1,697	2,691	(37)%
Model homes under construction or completed	483	558	(13)%
Total homes completed or under construction	6,162	5,404	14%
The increase in total unsold started homes and decrease in sold homes under construction or completed is due to our pivot to build more spec homes.
Lots Owned and Optioned (including homes completed or under construction):

	June 30, 2024			June 30, 2023
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total	Total % Change
West	9,236	1,546	10,782	10,795	687	11,482	(6)%
Mountain	5,079	1,148	6,227	4,552	1,637	6,189	1%
East	3,016	2,904	5,920	3,197	1,441	4,638	28%
Total	17,331	5,598	22,929	18,544	3,765	22,309	3%
Our total owned and optioned lots at June 30, 2024 were 22,929, which represented a 3% increase year-over-year. We believe that our total lot supply is sufficient to meet our operating needs, consistent with our philosophy of maintaining a two to three year supply of land. See "Forward-Looking Statements" below.

Financial Services

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(Dollars in thousands)
Financial services revenues
Mortgage operations	$23,150	$22,758	$392	2%	$42,801	$41,177	$1,624	4%
Other	14,430	9,861	4,569	46%	26,131	20,928	5,203	25%
Total financial services revenues	$37,580	$32,619	$4,961	15%	$68,932	$62,105	$6,827	11%
Financial services pretax income
Mortgage operations	$11,672	$13,852	$(2,180)	(16)%	$20,873	$23,578	$(2,705)	(11)%
Other	10,971	7,140	3,831	54%	19,434	15,384	$4,050	26%
Total financial services pretax income	$22,643	$20,992	$1,651	8%	$40,307	$38,962	$1,345	3%

For the three months ended June 30, 2024, our financial services pretax income increased to $22.6 million compared to $21.0 million in the second quarter of 2023. The increase in financial services pretax income was driven by our other financial services segments, partially offset by our mortgage operations segment. The increase in other financial services was driven by our insurance operations which saw an increase in revenue due to an increase in homes closed. The decrease in mortgage operations pretax income was due to an increase in salary related expenses driven by higher headcount, partially offset by an increase in capture rate. Both our financial services segments saw an increase in interest income during the period due to increases in both interest rates and our cash and short-term investments year-over-year.

The following table sets forth information for our mortgage operations segment relating to mortgage loans originated and capture rate.

	Three Months Ended		% or Percentage	Six Months Ended		% or Percentage Change
	June 30,			June 30,
	2024	2023	Change	2024	2023
	(Dollars in thousands)
Total Originations (including transfer loans):
Loans	1,928	1,320	46%	3,639	2,541	43%
Principal	$902,249	$596,887	51%	$1,684,070	$1,152,495	46%
Capture Rate Data:
Capture rate as % of all homes delivered	76%	66%	10%	74%	66%	8%
Capture rate as % of all homes delivered (excludes cash sales)	83%	71%	12%	81%	72%	9%
Mortgage Loan Origination Product Mix:
FHA loans	30%	24%	6%	30%	20%	10%
Other government loans (VA & USDA)	17%	20%	(3)%	17%	20%	(3)%
Total government loans	47%	44%	3%	47%	40%	7%
Conventional loans	53%	56%	(3)%	53%	60%	(7)%
	100%	100%	—%	100%	100%	—%
Loan Type:
Fixed rate	99%	100%	(1)%	92%	100%	(8)%
ARM	1%	—%	1%	8%	—%	8%
Credit Quality:
Average FICO Score	744	739	1%	743	739	1%
Other Data:
Average Combined LTV ratio	84%	83%	1%	84%	83%	1%
Full documentation loans	100%	100%	—%	100%	100%	—%
Loans Sold to Third Parties:
Loans	1,913	1,335	43%	3,559	2,689	32%
Principal	$886,256	$605,740	46%	$1,635,666	$1,226,069	33%
Income Taxes
As a result of the Merger described in Footnote 4, and effective April 20, 2024, the Company is included in the Sekisui House US Holdings (parent of SH Residential Holdings, LLC) consolidated tax group for U.S. federal income tax purposes. Although the Company’s post-merger results are included in the Sekisui House consolidated return, our income tax provision is calculated primarily as though we were a separate taxpayer for the full year. However, under certain circumstances, transactions between the Company and Sekisui House are assessed using consolidated tax return rules and any difference in liability between the separate company method will be addressed in a future tax sharing arrangement.

Our overall effective income tax rates were 42.1% and 28.7% for the three and six months ended June 30, 2024 and 17.3% and 21.5% for the three and six months ended June 30, 2023, respectively. The rates for the three and six months ended June 30, 2024 resulted in an income tax expense of $18.3 million and $48.7 million, respectively, compared to $19.6 million and $47.8 million for the three and six months ended June 30, 2023, respectively. The year-over-year increase in the effective tax rates for the three and six months ended June 30, 2024, is primarily due to non-deductible executive compensation, and non-deductible transaction costs and excise taxes related to the Merger.

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
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of June 30, 2024, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, payments due on our Mortgage Repurchase Facility, purchase obligations related to expected acquisition of land under purchase agreements and land development agreements (many of which are secured by letters of credit or surety bonds) and operating leases. Other material cash requirements include land acquisition and development costs not yet contracted for, home construction costs, operating expenses, including our selling, general and administrative expenses, investments and funding of capital improvements and dividend payments.
At June 30, 2024, we had outstanding senior notes with varying maturities totaling an aggregate principal amount of $1.50 billion, with none payable within 12 months. Future interest payments associated with the notes total $1.22 billion, with $64.2 million payable within 12 months. As of June 30, 2024, we had $22.4 million of required operating lease future minimum payments.
At June 30, 2024, we had deposits of $35.5 million in the form of cash and $14.4 million in the form of letters of credit that secured option contracts to purchase 5,598 lots for a total estimated purchase price of $664.6 million.
At June 30, 2024, we had outstanding surety bonds and letters of credit totaling $296.8 million and $115.7 million, respectively, including $84.6 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $99.9 million and $73.3 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit. We have made no material guarantees with respect to third-party obligations.
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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of June 30, 2024.
We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At June 30, 2024 and December 31, 2023, there were $31.1 million and $40.8 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. At June 30, 2024 and December 31, 2023, we had $1.0 million and $10.0 million, respectively, outstanding under the Revolving Credit Facility. As of June 30, 2024, availability under the Revolving Credit Facility was approximately $1.09 billion.

Mortgage Repurchase Facility. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”). The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $75 million (subject to increase by up to $75 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The Mortgage Repurchase Facility was amended on December 21, 2021, May 19, 2022, May 18, 2023 and May 15, 2024 to adjust the commitments to purchase for specific time periods. The total capacity of the facility at June 30, 2024 was $150 million. The termination date of the Mortgage Repurchase Facility is August 12, 2024. We are currently in negotiations to extend the Mortgage Repurchase Facility.

At June 30, 2024 and December 31, 2023, HomeAmerican had $224.1 million and $205.0 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Pricing under the Mortgage Repurchase Facility is based on SOFR.
The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of June 30, 2024.
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

Consolidated Cash Flow
During the six months ended June 30, 2024, net cash provided by operating activities was $50.4 million compared with $651.9 million in the prior year period. During the six months ended June 30, 2024 and 2023, one of the most significant sources of cash provided by operating activities was net income of $121.0 million and $174.2 million, respectively. Another significant source of cash provided by operating activities during the six months ended June 30, 2024 and 2023 was cash provided by the decrease in land and land under development of $186.7 million and $364.1 million, respectively. The decrease in 2024 and 2023 was the result of home starts outnumbering lot acquisitions during the respective periods. During the six months ended June 30, 2024 and 2023, cash used by housing completed or under construction was $240.3 million and $13.6 million, respectively. Cash used in the six months ended June 30, 2024 and 2023 were impacted by an increase in the number of homes under construction during the period. Cash provided by the decrease in trade and other receivables for the six months ended June 30, 2024 and 2023 was $9.9 million compared to $57.2 million, respectively. The decrease during the six months ended June 30, 2024 was driven by an increase of homes closed at the end of the period. Cash used in accounts receivable due from Parent was $22.2 million during the six months ended June 30, 2024, driven by payments in connection with the Merger funded by the Company. There was no cash used in accounts receivable due from Parent in the six months ended June 30, 2023. Cash used in the change in accounts payable and accrued liabilities for the six months ended June 30, 2024 and 2023 was $14.1 million and $27.9 million, respectively. The change in accounts payable and accrued liabilities was due to decreased construction spend during the six months ended June 30, 2023 as a result of the year-over-year decrease in the number of homes under construction during the period. Cash used to increase mortgage loans held-for-sale was $37.8 million compared to cash provided by the decrease in mortgage loans held-for-sale of $70.8 million in the six months ended June 30 2024 and 2023, respectively. The increase in mortgage loans held-for-sale was a result of a increase in loan originations for the six months ended June 30, 2024 compared to the same period in 2023.
During the six months ended June 30, 2024, net cash used in investing activities was $104.4 million compared to $107.0 million in the same period in the prior year. Net cash used in purchases of marketable securities, net of cash provided by maturities of marketable securities, were consisted in the six months ended June 30, 2024 and 2023.
During the six months ended June 30, 2024 and 2023, net cash used in financing activities was $668.1 million and $106.1 million respectively. The primary driver of this increase in net cash used in financing activities was the increase in distribution to Parent of $611.4 million during the six months ended June 30, 2024 due to the Company's funding of a portion of the consideration of the Merger. Cash used to fund dividend payments decreased in the six months ended June 30, 2024 due to no dividend being paid in the second quarter of 2024, slightly offset by an increase in the dividend per share during the first quarter of 2024 to $0.55 from $0.50. During the six months ended June 30, 2024, cash provided by the payments on mortgage repurchase facility, net was $19.1 million compared to cash used in the payments on the mortgage repurchase facility, net of $52.6 million. During the three months ended June 30, 2024 there was a lower level of originations compared to loan sales than the same period in 2023. Cash used in issuance of shares under stock-based compensation programs, net was $25.6 million during the six months ended June 30, 2024 compared to cash provided by issuances of shares under stock-based compensation programs, net of $19.6 million during the same period in the prior year. The change was resulting from a decrease in cash received from the exercise of stock options driven by a decrease in the number of stock options exercised year-over-year.

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
Item 3.         Quantitative and Qualitative Disclosures About Market Risk
We have a cash and investment policy that enables us to achieve an appropriate investment return while preserving principal and managing risk. Under this policy, cash and cash equivalents may include U.S. government securities, commercial bank deposits, commercial paper, certificates of deposit and money market funds, and time deposits, with maturities of three months or less. Marketable securities under this policy may include holdings in U.S. government securities with a maturity of more than three months, equity securities and corporate debt securities.
As of June 30, 2024, our cash and cash equivalents included commercial bank deposits and money market funds and our marketable securities included U.S. government treasury securities with original maturities upon acquisition of less than six months.
We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments, marketable securities and debt. Financial instruments utilized in the normal course of business by HomeAmerican include forward sales of mortgage-backed securities, which are commitments to sell a specified financial instrument at a specified future date for a specified price, mandatory delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price within a specified time period, and best-effort delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price subject to the underlying mortgage loans being funded and closed. Such contracts are the only significant financial and derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process for which an interest rate lock commitment had been made to a borrower that had not closed at June 30, 2024 had an aggregate principal balance of $335.1 million, of which $335.1 million had not yet been committed to a mortgage purchaser. In addition, HomeAmerican had mortgage loans held-for-sale with an aggregate principal balance of $302.4 million at June 30, 2024, of which $196.8 million had not yet been committed to a mortgage purchaser. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale that had not yet been committed to a mortgage purchaser, HomeAmerican had forward sales of securities totaling $500.0 million and $311.5 million at June 30, 2024 and December 31, 2023, respectively.

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
(b)Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.     Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors that appeared under Item 1A. Risk Factors in the Company’s 2023 Annual Report on Form 10-K. There are no material changes from the risk factors included within the Company’s 2023 Annual Report on Form 10-K. However, the Merger was completed on April 19, 2024, thereby mitigating or eliminating the risk factors pertaining to the Merger described in the Form 10-K.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
In connection with the Merger, the Company suspended its share repurchase program after the close of business on April 19, 2024. Following the closing of the Merger, 100% of the Company’s issued and outstanding common shares are privately held, have ceased trading on the NYSE and are no longer listed on any public market.
Item 5.        Other Information

None.

Item 6.        Exhibits

3.1	Amended and Restated Certificate of Incorporation of M.D.C. Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 19, 2024). *
3.2	Amended and Restated Bylaws of M.D.C. Holdings, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed April 19, 2024). *
10.1
First Amendment to sublease agreement between MDC and CVentures, Inc., executed April 18, 2024 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 23, 2024). *

10.2
Eleventh Amendment to Amended and Restated Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of May 18, 2023 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 15, 2024). *

10.3	Amendment to Employment Agreement, between David D. Mandarich, and the Company, dated as of April 19, 2024
10.4	Amendment to Employment Agreement, between Larry A. Mizel, and the Company, dated as of April 19, 2024
10.5	Amendment to Change in Control Agreement between the Company and Robert N. Martin, dated as of April 19, 2024
10.6	Amendment to Change in Control Agreement between the Company and Michael L. Kaplan, dated as of April 19, 2024
22	Subsidiary Guarantors (incorporated by reference to Exhibit 22 to the Company's Form 10-Q for the quarter ended June 30, 2021). *
31.1	Certification of principal executive officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (ii) Consolidated Statements of Operations and Comprehensive Income for the six months ended June 30, 2024 and 2023, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023; and (v) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________________
*Incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M.D.C. HOLDINGS, INC.
(Registrant)

Date: August 6, 2024	By: /s/ Robert N. Martin
Robert N. Martin Senior Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

Date: August 6, 2024	By: /s/ Derek R. Kimmerle
Derek R. Kimmerle
Vice President, Controller and Chief Accounting Officer (chief accounting officer and duly authorized officer)