Form 10-Q
period 2024-09-30
M.D.C. HOLDINGS, INC.
filed 2024-11-05
CIK 773141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
(303) 773-1100
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
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
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of November 4, 2024, the registrant’s outstanding common stock consisted of 100 shares of common stock, $0.01 par value per share, all of which were held by an affiliate of SH Residential Holdings, LLC (“Parent”).

M.D.C. HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTER ENDED September 30, 2024

EXPLANATORY NOTE

The Company is filing this Quarterly Report on Form 10-Q on a voluntary basis to disclose the events reported herein. The Company no longer has an obligation to file reports with the Securities and Exchange Commission ("SEC") as it no longer has any class of securities registered under Sections 12(b), 12(g) or 15(d) of the Securities Exchange Act of 1934. The Company, in its sole discretion, may stop making filings with the SEC at any time and no assumptions should be made as to continued reporting with the SEC.
(i)

PART I. FINANCIAL INFORMATION
Item 1.    Unaudited Consolidated Financial Statements
M.D.C. HOLDINGS, INC.
Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
	(unaudited)
	(Dollars in thousands, except share and per share amounts)
ASSETS
Homebuilding:
Cash and cash equivalents	$807,999	$1,475,964
Restricted cash	1,522	4,094
Trade and other receivables	145,919	119,004
Accounts receivable due from Parent	22,190	—
Inventories:
Housing completed or under construction	2,033,503	1,881,268
Land and land under development	1,354,088	1,419,778
Total inventories	3,387,591	3,301,046
Property and equipment, net	69,774	82,218
Deferred tax asset, net	24,657	38,830
Prepaids and other assets	104,872	76,036
Total homebuilding assets	4,564,524	5,097,192
Financial Services:
Cash and cash equivalents	191,206	162,839
Marketable securities	89,628	78,250
Mortgage loans held-for-sale, net	230,740	258,212
Other assets	29,603	34,592
Total financial services assets	541,177	533,893
Total Assets	$5,105,701	$5,631,085
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$120,570	$114,852
Accrued and other liabilities	284,544	326,478
Revolving credit facility	1,000	10,000
Senior notes, net	1,484,048	1,483,404
Total homebuilding liabilities	1,890,162	1,934,734
Financial Services:
Accounts payable and accrued liabilities	121,972	113,485
Mortgage repurchase facility	171,221	204,981
Total financial services liabilities	293,193	318,466
Total Liabilities	2,183,355	2,253,200
Stockholders' Equity
Common stock, $0.01 par value; 150 and 250,000,000 shares authorized; 100 and 74,661,479 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	747
Additional paid-in-capital	1,197,734	1,824,434
Retained earnings	1,724,567	1,552,653
Accumulated other comprehensive income	45	51
Total Stockholders' Equity	2,922,346	3,377,885
Total Liabilities and Stockholders' Equity	$5,105,701	$5,631,085
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Homebuilding:
Home sale revenues	$1,386,655	$1,087,050	$4,123,303	$3,210,536
Home cost of sales	(1,133,532)	(872,624)	(3,372,423)	(2,622,362)
Inventory impairments	(6,300)	(6,200)	(16,750)	(27,500)
Total cost of sales	(1,139,832)	(878,824)	(3,389,173)	(2,649,862)
Gross profit	246,823	208,226	734,130	560,674
Selling, general and administrative expenses	(129,096)	(101,311)	(479,792)	(303,032)
Interest and other income	11,115	20,414	45,688	51,812
Transaction costs	(329)	—	(38,595)	—
Other income (expense)	(739)	55	(4,323)	987
Homebuilding pretax income	127,774	127,384	257,108	310,441

Financial Services:
Revenues	43,357	23,769	112,289	85,874
Expenses	(21,010)	(15,494)	(59,733)	(46,231)
Other income, net	5,559	4,148	15,657	11,742
Financial services pretax income	27,906	12,423	68,213	51,385

Income before income taxes	155,680	139,807	325,321	361,826
Provision for income taxes	(22,143)	(32,502)	(70,831)	(80,328)
Net income	$133,537	$107,305	$254,490	$281,498

Other comprehensive income net of tax:
Unrealized gain (loss) related to available-for-sale debt securities	$21	$1	$(6)	$91
Other comprehensive income (loss)	21	1	(6)	91
Comprehensive income (loss)	$133,558	$107,306	$254,484	$281,589
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except share amounts)

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 31, 2023	74,661,479	$747	$1,824,434	$1,552,653	$51	$3,377,885
Net income	—	—	—	95,819	—	95,819
Other comprehensive income (loss)	—	—	—	—	(47)	(47)
Shares issued under stock-based compensation programs, net	386,523	3	(25,629)	—	—	(25,626)
Cash dividends declared	—	—	—	(41,276)	—	(41,276)
Stock-based compensation expense	—	—	2,632	—	—	2,632
Forfeiture of restricted stock	(301)	—	—	—	—	—
Balance at March 31, 2024	75,047,701	$750	$1,801,437	$1,607,196	$4	$3,409,387
Net Income	—	—	—	25,134	—	25,134
Other comprehensive income (loss)	—	—	—	—	20	20
Shares issued under stock-based compensation programs, net	1,653	—	28	—	—	28
Stock-based compensation expense	—	—	173	—	—	173
Effect of Merger transaction	(75,049,254)	(750)	(603,904)	—	—	(604,654)
Balance at June 30, 2024	100	$—	$1,197,734	$1,632,330	$24	$2,830,088
Net Income	—	—	—	133,537	—	133,537
Cash dividends declared	—	—	—	(41,300)	—	(41,300)
Other comprehensive income (loss)	—	—	—	—	21	21
Balance at September 30, 2024	100	$—	$1,197,734	$1,724,567	$45	$2,922,346

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 31, 2022	72,585,596	$726	$1,784,173	$1,306,885	$—	$3,091,784
Net income	—	—	—	80,700	—	80,700
Other comprehensive income (loss)	—	—	—	—	323	323
Shares issued under stock-based compensation programs, net	503,022	5	(11,745)	—	—	(11,740)
Cash dividends declared	—	—	—	(36,543)	—	(36,543)
Stock-based compensation expense	—	—	5,597	—	—	5,597
Forfeiture of restricted stock	(1,283)	—	—	—	—	—
Balance at March 31, 2023	73,087,335	$731	$1,778,025	$1,351,042	$323	$3,130,121
Net Income	—	—	—	93,493	—	93,493
Other comprehensive income (loss)	—	—	—	—	(233)	(233)
Shares issued under stock-based compensation programs, net	1,459,256	14	31,318	—	—	31,332
Cash dividends declared	—	—	—	(36,566)	—	(36,566)
Stock-based compensation expense	—	—	2,956	—	—	2,956
Forfeiture of restricted stock	(2,370)	—	—	—	—	—
Balance at June 30, 2023	74,544,221	$745	$1,812,299	$1,407,969	$90	$3,221,103
Net Income	—	—	—	107,305	—	107,305
Other comprehensive income (loss)	—	—	—	—	1	1

Shares issued under stock-based compensation programs, net	118,247	2	1,218	—	—	1,220
Cash dividends declared	—	—	—	(41,063)	—	(41,063)
Stock-based compensation expense	—	—	3,977	—	—	3,977
Forfeiture of restricted stock
Balance at September 30, 2023	74,662,468	$747	$1,817,494	$1,474,211	$91	$3,292,543
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2024	2023

	(Dollars in thousands)
Operating Activities:
Net income	$254,490	$281,498
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	1,319	14,358
Depreciation and amortization	24,759	17,870
Inventory impairments	16,750	27,500
Project abandonment costs	3,411	(963)
Amortization of discount of marketable debt securities	(4,252)	(24,864)
Deferred income tax benefit	14,175	2,608
Net changes in assets and liabilities:
Trade and other receivables	(28,064)	44,979
Accounts receivable due from Parent	(22,190)	—
Mortgage loans held-for-sale, net	27,472	65,259
Housing completed or under construction	(158,927)	(202,912)
Land and land under development	52,865	456,441
Prepaids and other assets	(23,476)	(3,097)
Accounts payable and accrued and other liabilities	(19,236)	(55,528)
Net cash provided by operating activities	139,096	623,149

Investing Activities:
Purchases of marketable securities	(177,133)	(1,088,433)
Maturities of marketable securities	170,000	1,249,000
Purchases of property and equipment	(11,830)	(14,880)
Net cash provided by (used in) investing activities	(18,963)	145,687

Financing Activities:
Payments on mortgage repurchase facility, net	(33,760)	(30,282)
Payments on homebuilding line of credit, net	(9,000)	—
Dividend payments	(82,576)	(114,172)
Distribution to Parent	(611,369)	—
Issuance of shares under stock-based compensation programs, net	(25,598)	20,812
Net cash used in financing activities	(762,303)	(123,642)

Net increase (decrease) in cash, cash equivalents and restricted cash	(642,170)	645,194
Cash, cash equivalents and restricted cash:
Beginning of period	1,642,897	717,095
End of period	$1,000,727	$1,362,289

Reconciliation of cash, cash equivalents and restricted cash:
Homebuilding:
Cash and cash equivalents	$807,999	$1,207,532
Restricted cash	1,522	4,300
Financial Services:
Cash and cash equivalents	191,206	150,457
Total cash, cash equivalents and restricted cash	$1,000,727	$1,362,289
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

1.    Basis of Presentation
The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. ("MDC," “the Company," “we,” “us,” or “our,” which refer to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at September 30, 2024 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
We have identified each homebuilding division as an operating segment. Our homebuilding operating segments have been aggregated into the reportable segments noted below because they are similar in the following regards: (1) economic characteristics; (2) housing products; (3) class of homebuyer; (4) regulatory environments; and (5) methods used to construct and sell homes. Our homebuilding reportable segments for the comparable periods include operations in the following states:
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
The following table summarizes revenues for our homebuilding and financial services operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Homebuilding
West	$804,561	$651,472	$2,477,208	$1,845,964
Mountain	340,034	284,142	1,016,284	931,367
East	242,060	151,436	629,811	433,205
Total homebuilding revenues	$1,386,655	$1,087,050	$4,123,303	$3,210,536

Financial Services
Mortgage operations	$26,391	$12,098	$69,192	$53,275
Other	16,966	11,671	43,097	32,599
Total financial services revenues	$43,357	$23,769	$112,289	$85,874

The following table summarizes pretax income (loss) for our homebuilding and financial services operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Homebuilding
West	$81,270	$60,792	$248,004	$133,631
Mountain	36,044	38,211	101,196	107,923
East	12,732	15,891	38,304	45,349
Corporate	(2,272)	12,490	(130,396)	23,538
Total homebuilding pretax income (loss)	$127,774	$127,384	$257,108	$310,441
Financial Services
Mortgage operations	$14,257	$3,098	$35,130	$26,676
Other	13,649	9,325	33,083	24,709
Total financial services pretax income	$27,906	$12,423	$68,213	$51,385

Total pretax income	$155,680	$139,807	$325,321	$361,826
The following table summarizes total assets for our homebuilding and financial services operations. The assets in our West, Mountain and East segments consist primarily of inventory while the assets in our Corporate segment primarily include our cash and cash equivalents, trade and other receivables and deferred tax assets. The assets in our financial services segment consist mostly of cash and cash equivalents, marketable securities and mortgage loans held-for-sale.

	September 30, 2024	December 31, 2023

	(Dollars in thousands)
Homebuilding assets
West	$2,005,497	$2,155,357
Mountain	1,041,949	874,031
East	539,484	459,078
Corporate	977,594	1,608,726
Total homebuilding assets	$4,564,524	$5,097,192
Financial services assets
Mortgage operations	$270,317	$295,092
Other	270,860	238,801
Total financial services assets	$541,177	$533,893

Total assets	$5,105,701	$5,631,085

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
The aggregate consideration of the Merger was approximately $4.9 billion, of which the Company funded $664.6 million. Included within these amounts is $53.2 million of compensation expense for the nine months ended September 30, 2024, related to the vesting of equity awards as of the closing of the Merger, which are included within the Selling, general and administrative expenses line item within the Consolidated Statements of Operations and Comprehensive Income.

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

The Company incurred $0.3 million and $38.6 million of transaction costs during the three and nine months ended September 30, 2024, respectively, in connection with the Merger, which are disclosed within the Transaction costs line item within the Consolidated Statements of Operations and Comprehensive Income. There were no transaction related costs during the same periods in the prior year. Further, the Company incurred $19.4 million of expense during the nine months ended September 30, 2024, related to key executives' transaction bonuses in connection with the Merger, which are included within the Selling, general and administrative expenses line item within the Consolidated Statements of Operations and Comprehensive Income.

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
The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis, except those for which the carrying values approximate fair values:

		Fair Value
Financial Instrument	Hierarchy	September 30, 2024	December 31, 2023

		(Dollars in thousands)
Marketable securities
Debt securities (available-for-sale)	Level 1	$89,628	$78,250

Mortgage loans held-for-sale, net	Level 2	$230,740	$258,212

Derivative and financial instruments, net (Note 17)
Interest rate lock commitments	Level 2	$250	$5,118
Forward sales of mortgage-backed securities	Level 2	$(221)	$(5,388)
Mandatory delivery forward loan sale commitments	Level 2	$(95)	$(816)
Best-effort delivery forward loan sale commitments	Level 2	$5	$(4)
The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of September 30, 2024 and December 31, 2023.
Debt securities. Our debt securities consist of U.S. government treasury securities with original maturities upon acquisition of less than six months and are treated as available-for-sale investments and, as such, are recorded at fair value with all changes in fair value initially recorded through other comprehensive income. Debt securities are reviewed on a regular basis for impairment. There were no impairments recorded during both the three and nine months ended September 30, 2024 and 2023.
The estimated fair value, gross unrealized holding gains, gross unrealized holding losses and amortized cost for debt securities by major classification are as follows:

	September 30, 2024				December 31, 2023
	(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government	$89,571	$57	$—	$89,628	$78,185	$65	$—	$78,250
Total Debt Securities	$89,571	$57	$—	$89,628	$78,185	$65	$—	$78,250
Mortgage loans held-for-sale, net.  Our mortgage loans held-for-sale, which are measured at fair value on a recurring basis, include (1) mortgage loans held-for-sale that are under commitments to sell and (2) mortgage loans held-for-sale that are not under commitments to sell. At September 30, 2024 and December 31, 2023, we had $42.5 million and $105.1 million, respectively, of mortgage loans held-for-sale at fair value under commitments to sell. The fair value for those loans was based on quoted market prices for those mortgage loans, which are Level 2 fair value inputs. At September 30, 2024 and December 31, 2023, we had $188.3 million and $153.1 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input.
Gains (losses) on mortgage loans, net, are included as a component of revenues in the financial services section of our consolidated statements of operations and comprehensive income. For the three and nine months ended September 30, 2024, we recorded gains (losses) on mortgage loans held-for-sale, net of $10.4 million and $13.7 million, respectively, compared to $(2.3) million and $(7.9) million for the same period in the prior year.
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

	September 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in thousands)
$300 million 3.850% Senior Notes due January 2030, net	$298,409	$289,227	$298,207	$273,580
$350 million 2.500% Senior Notes due January 2031, net	347,934	309,908	347,708	286,957
$500 million 6.000% Senior Notes due January 2043, net	491,534	532,573	491,351	464,658
$350 million 3.966% Senior Notes due August 2061, net	346,171	299,885	346,138	227,262
Total	$1,484,048	$1,431,593	$1,483,404	$1,252,457

6.    Inventories
The following table sets forth, by reportable segment, information relating to our homebuilding inventories:

	September 30, 2024	December 31, 2023

	(Dollars in thousands)
Housing completed or under construction:
West	$1,075,899	$1,163,495
Mountain	608,891	448,735
East	348,713	269,038
Subtotal	2,033,503	1,881,268
Land and land under development:
West	807,782	874,605
Mountain	390,907	382,897
East	155,399	162,276
Subtotal	1,354,088	1,419,778
Total inventories	$3,387,591	$3,301,046
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
Inventory impairments recognized by segment for the three and nine months ended September 30, 2024 and 2023 are shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)		(Dollars in thousands)
Housing Completed or Under Construction:
West	$2,520	$1,106	$4,851	$2,893
Mountain	—	700	400	1,364
East	1,042	—	1,922	—
Subtotal	3,562	1,806	7,173	4,257
Land and Land Under Development:
West	2,080	2,994	6,749	14,707
Mountain	—	1,400	—	8,536
East	658	—	2,828	—
Subtotal	2,738	4,394	9,577	23,243
Total Inventory Impairments	$6,300	$6,200	$16,750	$27,500
The table below provides quantitative data, for the periods presented, where applicable, used in determining the fair value of the impaired inventory.

	Impairment Data			Quantitative Data
Three Months Ended	Number of Subdivisions Impaired	Inventory Impairments	Fair Value of Inventory After Impairments	Discount Rate
	(Dollars in thousands)
September 30, 2024	3	$6,300	$27,423	15%
June 30, 2024	4	4,550	$27,834	12%	—	15%
March 31, 2024	3	5,900	$17,634	12%	—	18%
Total		$16,750

September 30, 2023	2	$6,200	$17,116	15%	—%	18%
June 30, 2023	1	13,500	$17,886	18%
March 31, 2023	1	7,800	$13,016	18%
Total		$27,500

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Homebuilding interest incurred	$17,254	$17,482	$51,928	$52,386
Less: Interest capitalized	(17,254)	(17,482)	(51,928)	(52,386)
Homebuilding interest expensed	$—	$—	$—	$—

Interest capitalized, beginning of period	$60,242	$61,953	$64,659	$59,921
Plus: Interest capitalized during period	17,254	17,482	51,928	52,386
Less: Previously capitalized interest included in home cost of sales	(20,171)	(14,007)	(59,262)	(46,879)
Interest capitalized, end of period	$57,325	$65,428	$57,325	$65,428

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
Operating lease expense is included as a component of selling, general and administrative expenses in the homebuilding section and expenses in the financial services section of our consolidated statements of operations and comprehensive income. Components of operating lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Operating lease cost [1]	$2,130	$2,011	$6,418	$6,387
Less: Sublease income	(47)	(148)	(342)	(440)
Net lease cost	$2,083	$1,863	$6,076	$5,947
1Includes variable lease costs, which are immaterial.
Supplemental cash flow information related to leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,334	$1,955	$6,620	$6,251
Leased assets obtained in exchange for new operating lease liabilities	$108	$1,344	$1,384	$3,238
Weighted-average remaining lease term and discount rate for operating leases were as follows:

	September 30, 2024	September 30, 2023
Weighted-average remaining lease term (in years)	2.7	3.5
Weighted-average discount rate	5.5%	5.5%

Maturities of operating lease liabilities were as follows:

Year Ended December 31,
(Dollars in thousands)
2024 (excluding the nine months ended September 30, 2024)	$1,448
2025	8,408
2026	7,118
2027	2,120
2028	1,178
Thereafter	81
Total operating lease payments	$20,353
Less: Effects of discounting	1,471
Present value of operating lease liabilities [1]	$18,882
_______________________________________________________________

1Homebuilding and financial services operating lease liabilities of $18.7 million and $0.1 million, respectively, are included as a component of accrued and other liabilities and accounts payable and accrued liabilities, respectively, in the homebuilding and financial services sections of our consolidated balance sheet at September 30, 2024.
9.    Homebuilding Prepaids and Other Assets
The following table sets forth the components of homebuilding prepaids and other assets:

	September 30, 2024	December 31, 2023

	(Dollars in thousands)
Land option deposits	$49,732	$27,988
Operating lease right-of-use asset (Note 8)	17,933	21,817
Prepaids	24,868	15,323
Goodwill	6,008	6,008
Deferred debt issuance costs on revolving credit facility, net	2,097	3,355
Other	4,234	1,545
Total prepaids and other assets	$104,872	$76,036

10.    Homebuilding Accrued and Other Liabilities and Financial Services Accounts Payable and Accrued Liabilities
The following table sets forth information relating to homebuilding accrued and other liabilities:

	September 30, 2024	December 31, 2023

	(Dollars in thousands)
Accrued compensation and related expenses	$67,624	$93,013
Customer and escrow deposits	11,744	33,633
Warranty accrual (Note 11)	46,712	44,082
Lease liability (Note 8)	18,744	22,939
Land development and home construction accruals	21,401	19,262
Accrued interest	14,889	30,934
Construction defect claim reserves (Note 12)	11,537	11,433
Retentions payable	13,141	14,765
Other accrued liabilities	78,752	56,417
Total accrued and other liabilities	$284,544	$326,478
The following table sets forth information relating to financial services accounts payable and accrued liabilities:

	September 30, 2024	December 31, 2023

	(Dollars in thousands)
Insurance reserves (Note 12)	$100,135	$89,326
Accounts payable and other accrued liabilities	21,837	24,159
Total accounts payable and accrued liabilities	$121,972	$113,485

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
The table set forth below summarizes accrual, adjustment and payment activity related to our warranty accrual for the three and nine months ended September 30, 2024 and 2023. The warranty accrual during the nine months ended September 30, 2024 increased due to a $3.1 million adjustment to increase our warranty accrual during the period. This adjustment was due to higher general warranty related expenditures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Balance at beginning of period	$46,427	$47,209	$44,082	$46,857
Expense provisions	7,210	5,629	20,933	17,566
Cash payments	(6,925)	(7,246)	(21,353)	(18,831)
Adjustments	—	—	3,050	—
Balance at end of period	$46,712	$45,592	$46,712	$45,592

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
The table set forth below summarizes our insurance and construction defect claim reserves activity for the three and nine months ended September 30, 2024 and 2023. These reserves are included as a component of accounts payable and accrued liabilities and accrued and other liabilities in the financial services and homebuilding sections, respectively, of the consolidated balance sheets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Balance at beginning of period	$108,078	$95,125	$100,759	$94,574
Expense provisions	5,417	4,024	15,938	11,913
Cash payments, net of recoveries	(1,824)	(2,690)	(5,026)	(10,028)
Balance at end of period	$111,671	$96,459	$111,671	$96,459
In the ordinary course of business, we make payments from our insurance and construction defect claim reserves to settle litigation claims arising from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the three and nine months ended September 30, 2024 and 2023 are not necessarily indicative of what future cash payments will be for subsequent periods.
13.    Income Taxes

As a result of the Merger described in Footnote 4, and effective April 20, 2024, the Company is included in the Sekisui House US Holdings ("SHUSH") (parent of SH Residential Holdings, LLC) consolidated tax group for U.S. federal income tax purposes. Although the Company’s post-merger results are included in the SHUSH consolidated return, our income tax provision is calculated primarily as though we were a separate taxpayer for the full year. However, under certain circumstances, transactions between the Company and SHUSH are assessed using consolidated tax return rules and any difference in liability between the separate company method will be addressed in a future tax sharing arrangement.

Our overall effective income tax rates were 14.2% and 21.8% for the three and nine months ended September 30, 2024 and 23.2% and 22.2% for the three and nine months ended September 30, 2023, respectively. The rates for the three and nine months ended September 30, 2024 resulted in an income tax expense of $22.1 million and $70.8 million, respectively, compared to $32.5 million and $80.3 million for the three and nine months ended September 30, 2023, respectively. The year-over-year decrease in the effective tax rates for the three and nine months ended September 30, 2024, is primarily due to deductible executive compensation, partially offset by non-deductible transaction costs and excise taxes as well as a tax reserve related to the Merger.

14.    Senior Notes
The carrying values of our senior notes as of September 30, 2024 and December 31, 2023, net of any unamortized debt issuance costs or discount, were as follows:

	September 30, 2024	December 31, 2023

	(Dollars in thousands)
3.850% Senior Notes due January 2030, net	$298,409	$298,207
2.500% Senior Notes due January 2031, net	347,934	347,708
6.000% Senior Notes due January 2043, net	491,534	491,351
3.966% Senior Notes due August 2061, net	346,171	346,138
Total	$1,484,048	$1,483,404
Our senior notes are not secured and, while the senior note indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries.
15.    Stock-Based Compensation
The following table sets forth share-based award expense activity for the three and nine months ended September 30, 2024 and 2023, which is included as a component of selling, general and administrative expenses and expenses in the homebuilding and financial services sections, respectively, of our consolidated statements of operations and comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Stock option grants expense	$—	$—	$—	$202
Restricted stock awards expense	—	2,293	1,319	8,818
Performance share units expense	—	1,780	—	5,338
Total stock-based compensation	$—	$4,073	$1,319	$14,358
As of September 30, 2024, there are no awards outstanding.
Additional detail on the performance share units ("PSUs") expense is included below:
2021 PSU Grants. The 2021 PSU awards vested on February 2, 2024. For the three and nine months ended September 30, 2023, the Company recorded share-based award expense of $1.8 million and $5.3 million, respectively, related to these awards.
2023 PSU Grants. For the quarter to date and year to date period through April 19, 2024, the Company concluded that achievement of any of the performance metrics had not met the level of probability required to record compensation expense and as such, no expense related to these awards was recognized. As a part of the Merger, all PSUs, whether vested or unvested, outstanding as of immediately prior to the closing of the Merger were fully vested, cancelled and automatically converted into the right to receive an amount in cash. As such, no share-based compensation expense related to these awards was recognized.

16.    Commitments and Contingencies
Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At September 30, 2024, we had outstanding surety bonds and letters of credit totaling $317.0 million and $184.1 million, respectively, including $147.8 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $120.4 million and $136.0 million, respectively. All letters of credit as of September 30, 2024, excluding those issued by HomeAmerican, were issued under our unsecured revolving credit facility (see Note 18 for further discussion of the revolving credit facility). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.
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
Lot Option Contracts. In the ordinary course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allow us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, and minimizes the amount of land inventories on our consolidated balance sheets. In certain cases, these contracts will be settled shortly following the end of the period. Our obligation with respect to Option Contracts is generally limited to forfeiture of the related deposits. At September 30, 2024, we had cash deposits, capitalized costs and letters of credit totaling $44.7 million, $7.8 million and $11.6 million, respectively, at risk associated with options to purchase 6,104 lots.

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
The following table sets forth the notional amounts and fair value measurement of our derivative and financial instruments at September 30, 2024 and December 31, 2023:

	September 30, 2024				December 31, 2023

	Notional Value	Derivative Assets	Derivative Liabilities	Derivatives, Net	Notional Value	Derivative Assets	Derivative Liabilities	Derivatives, Net
	(Dollars in thousands)				(Dollars in thousands)
Interest rate lock commitments	$275,255	$2,261	$2,011	$250	$229,165	$5,124	$6	$5,118
Forward sales of mortgage-backed securities	419,500	277	498	(221)	311,500	—	5,388	(5,388)
Mandatory delivery forward loan sale commitments	41,788	83	178	(95)	100,255	122	938	(816)
Best-effort delivery forward loan sale commitments	1,691	7	2	5	5,392	6	10	(4)
For the three and nine months ended September 30, 2024, we recorded net gains (losses) on these derivative and financial instruments measured on a recurring basis of $(8.1) million and $(3.8) million, respectively, in revenues in the financial services section of our consolidated statements of operations and comprehensive income, compared to net gains of $4.1 million and $5.6 million for the same periods in 2023. There are no credit-risk-related contingent features within our derivative agreements, and counterparty risk is considered minimal.

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
The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of September 30, 2024.
We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At September 30, 2024 and December 31, 2023, there were $36.3 million and $40.8 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. At September 30, 2024 and December 31, 2023, we had $1.0 million and $10.0 million, respectively, outstanding under the Revolving Credit Facility. As of September 30, 2024, availability under the Revolving Credit Facility was approximately $1.09 billion.

Mortgage Repurchase Facility. HomeAmerican entered into the Second Amended and Restated Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”) on September 20, 2024. The Mortgage Repurchase Facility amends and restates the prior agreement dated as of September 16, 2016, as amended. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $150 million (subject to increase by up to $150 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Amended and Restated Custody Agreement (“Custody Agreement”), dated as of September 20, 2024, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The total capacity of the facility at September 30, 2024 was $175 million. The termination date of the Mortgage Repurchase Facility is August 8, 2025.

At September 30, 2024 and December 31, 2023, HomeAmerican had $171.2 million and $205.0 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that

HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Pricing under the Mortgage Repurchase Facility is based on SOFR.

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
The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of September 30, 2024.
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
SH Residential Holdings, LLC and affiliates are considered a related party for the period subsequent to the Merger closing on April 19, 2024. As of September 30, 2024, the Company had accounts receivable due from Parent of $22.2 million related to payments in connection with the Merger funded by the Company that are included within Accounts receivable due from Parent in the Consolidated Balance Sheets.
Further, the Company purchased $26.0 million of land from affiliates of SH Residential Holdings, LLC included in Total inventories in the Consolidated Balance Sheet as of September 30, 2024.

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
As the combined assets, liabilities and results of operations of M.D.C. Holdings, Inc. and the Guarantor Subsidiaries (the “Obligor Group”) are not materially different from those in the homebuilding section of our consolidated balance sheets and consolidated statements of operations and comprehensive income, separate summarized financial information of the Obligor Group has not been included. As of September 30, 2024 and December 31, 2023, amounts due to (due from) non-guarantor subsidiaries from the Obligor Group totaled $(52.0) million and $(39.6) million, respectively.
21.    Subsequent Events
On October 28, 2024, the Board of Directors of M.D.C. Holdings, Inc. ("MDC") announced the planned departure of Larry A. Mizel, MDC’s Founder and Executive Chairman of the Board of Directors, and David D. Mandarich, MDC’s President, Chief Executive Officer and Director, effective December 31, 2024. Their departure will result in a lump sum payment of approximately $11 million to Mr. Mizel and $10 million to Mr. Mandarich, as further set forth within their respective Amended and Restated Employment Agreements dated April 19, 2024.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Homebuilding:
Home sale revenues	$1,386,655	$1,087,050	$4,123,303	$3,210,536
Home cost of sales	(1,133,532)	(872,624)	(3,372,423)	(2,622,362)
Inventory impairments	(6,300)	(6,200)	(16,750)	(27,500)
Total cost of sales	(1,139,832)	(878,824)	(3,389,173)	(2,649,862)
Gross profit	246,823	208,226	734,130	560,674
Gross margin	17.8%	19.2%	17.8%	17.5%
Selling, general and administrative expenses	(129,096)	(101,311)	(479,792)	(303,032)
Interest and other income	11,115	20,414	45,688	51,812
Transaction costs	(329)	—	(38,595)
Other income (expense)	(739)	55	(4,323)	987
Homebuilding pretax income	127,774	127,384	257,108	310,441

Financial Services:
Revenues	43,357	23,769	112,289	85,874
Expenses	(21,010)	(15,494)	(59,733)	(46,231)
Other income, net	5,559	4,148	15,657	11,742
Financial services pretax income	27,906	12,423	68,213	51,385

Income before income taxes	155,680	139,807	325,321	361,826
Provision for income taxes	(22,143)	(32,502)	(70,831)	(80,328)
Net income	$133,537	$107,305	$254,490	$281,498

Cash provided by (used in):
Operating Activities	$88,721	$(28,780)	$139,096	$623,149
Investing Activities	$85,390	$252,727	$(18,963)	$145,687
Financing Activities	$(94,161)	$(17,524)	$(762,303)	$(123,642)

Overview
Industry Conditions and Outlook for MDC*

During the third quarter of 2024, the homebuilding industry remained stable as mortgage interest rates decreased compared to the second quarter of 2024. During 2024, the market for new homes has benefited from a healthy job market and the stabilization of interest rates, alongside Federal Reserve interest rate cuts, which have given consumers the confidence to move forward with their home purchase decisions. Concurrently, the housing market continues to see inventory levels that remain undersupplied relative to demand due to (1) the underproduction of new homes over the past decade, and (2) the continuing low levels of existing home resale inventory as the majority of homeowners with a mortgage have an interest rate below 4%.

We continue executing on our strategic plan to build more quick move-in inventory in order to meet ongoing consumer preferences. We ended the quarter with 21.3 unsold homes under construction, excluding model homes, ("speculative homes" or "spec homes") per active community and just 4.5 completed spec homes per active community. Our timely pivot to building more spec homes has helped drive order volume, minimize cancellation activity and address the needs of first-time homebuyers. Further, the pivot helped drive a decrease in construction cycle times.

We believe that we are well equipped to navigate any continued market volatility given our seasoned leadership team, strong financial position and distinct operating strategy. We remain focused on maximizing risk-adjusted returns while minimizing the risks of excess leverage and land ownership. We ended the quarter with total cash and cash equivalents and marketable securities of $1.10 billion, total liquidity of $2.18 billion, a debt-to-capital ratio of 33.7% and no senior note maturities until 2030.

Three Months Ended September 30, 2024

For the three months ended September 30, 2024, our net income was $133.5 million, a 24% increase compared to net income of $107.3 million for the same period in the prior year. Our financial services business was the primary driver of the increase, as pretax income increased $15.5 million, or 125% year-over-year. The increase was further driven by a decrease to our overall effective income tax rate of 14.2% during the three months ended September 30, 2024 compared to 23.2% in the same period in the prior year. The homebuilding business was relatively flat year-over year, as pretax income increased $0.4 million to $127.8 million during the three months ended September 30, 2024. The increase in financial services pretax income was due to our mortgage operations as well as our other financial services operations.The increase in pretax income for our mortgage operations was driven by increased volume due to our homebuilding operations and capture rate. This was partially offset by increased salary related expenses driven by higher headcount and commissions. The increase in other financial services operations was driven by our insurance operations, which saw an increase in revenue due to an increase in homes closed. Our financial services business saw an increase in interest income due to an increase in cash and short-term investments year-over-year. The decrease in our overall effective income tax rate was primarily due to executive compensation that is no longer limited under IRS Code Section 162(m). The slight increase in homebuilding pretax income was primarily due to a 28% increase in home sale revenues. This was offset by a decrease in gross margin from home sales and a decrease in interest income due to a lower average cash balance. The decrease in gross margin from home sales was driven largely by increased incentive levels.

Nine Months Ended September 30, 2024

For the nine months ended September 30, 2024, our net income was $254.5 million, a 10% decrease compared to net income of $281.5 million for the same period in the prior year. Our homebuilding business was the primary driver of the decrease, as pretax income decreased $53.3 million, or 17% year-over-year. This was partially offset by our financial services business, as its pretax income increased $16.8 million, or 33%, compared to the same period in the prior year. The decrease in homebuilding pretax income was due to our Corporate segment, partially offset by our homebuilding business. The decrease in our Corporate segment was driven by a 220 basis point increase in our selling, general and administrative expenses as a percentage of homebuilding revenue. This increase was driven by the accelerated vesting of equity awards and key executives' transaction bonuses in connection with the closing of the Merger. Further contributing to the decrease was $38.6 million of transaction costs related to the Merger incurred during the nine months ended September 30, 2024. The decrease in our Corporate segment pretax income was partially offset by an increase in our homebuilding business pretax income driven by a 28% increase in home sale revenues and a 30 basis point increase in gross margins from home sales. The increase in gross margin from home sales was driven largely by inventory impairments of $27.5 million during the prior year compared to $16.8 million in the current year. The main drivers of the increase in financial services pretax income are consistent with the third quarter commentary discussed above.

* See "Forward-Looking Statements" below.

Homebuilding
Pretax Income (Loss):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%

	(Dollars in thousands)
West	$81,270	$60,792	$20,478	34%	$248,004	$133,631	$114,373	86%
Mountain	36,044	38,211	(2,167)	(6)%	101,196	107,923	(6,727)	(6)%
East	12,732	15,891	(3,159)	(20)%	38,304	45,349	(7,045)	(16)%
Corporate	(2,272)	12,490	(14,762)	(118)%	(130,396)	23,538	(153,934)	(654)%
Total Homebuilding pretax income	$127,774	$127,384	$390	—%	$257,108	$310,441	$(53,333)	(17)%
For the three months ended September 30, 2024, we recorded homebuilding pretax income of $127.8 million, which increased slightly compared to $127.4 million for the same period in the prior year. The increase was primarily due to a 28% increase in home sales revenue. This was offset by a decrease in gross margin from home sales and a decrease in interest income.
Our West segment experienced a $20.5 million year-over-year increase in pretax income, due to an increase in gross margin from home sales, a 23% increase in home sale revenues, and a decrease in selling, general and administrative costs as a percentage of revenue. Our Mountain segment experienced a $2.2 million decrease in pretax income from the prior year, as a result of a decrease in gross margin from home sales, partially offset by a decrease in selling, general and administrative costs as a percentage of revenue and a 20% increase in home sale revenues. Our East segment experienced a $3.2 million decrease in pretax income from the prior year, due primarily to a decrease in gross margin from home sales, partially offset by a 60% increase in home sale revenues and a decrease in selling, general and administrative costs as a percentage of revenue. Our Corporate segment experienced a $14.8 million decrease in pretax income due to decreased interest income and an increase in cash bonus expense, which is mostly offset by decreased stock based compensation expense.
For the nine months ended September 30, 2024, we recorded homebuilding pretax income of $257.1 million, a decrease of 17% from $310.4 million for the same period in the prior year. The decrease was due to a 220 basis point increase in our selling, general and administrative expenses as a percentage of home sale revenues and $38.6 million of transaction costs related to the Merger. These decreases were partially offset by 28% increase in home sale revenues and a 30 basis point increase in gross margin from home sales. Commentary on the drivers of the increase in pretax income in our West homebuilding segment and decrease in the Mountain and East homebuilding segments is consistent with the 2024 third quarter discussion above. The decrease in the Corporate segment is due to the accelerated vesting of equity awards, key executives' transaction bonuses and transaction costs in connection with the closing of the Merger, decrease in interest income and bonus compensation that was historically paid in the form of equity awards that were instead paid in cash. This was partially offset by decreased stock-based compensation expenses.
Assets:

	September 30, 2024	December 31, 2023	Change
			Amount	%

	(Dollars in thousands)
West	$2,005,497	$2,155,357	$(149,860)	(7)%
Mountain	1,041,949	874,031	167,918	19%
East	539,484	459,078	80,406	18%
Corporate	977,594	1,608,726	(631,132)	(39)%
Total homebuilding assets	$4,564,524	$5,097,192	$(532,668)	(10)%
Total homebuilding assets decreased $532.7 million, or 10%, from December 31, 2023 to September 30, 2024, primarily driven by our Corporate segment. The decrease in the Corporate segment was driven by an decrease in cash and cash equivalents as a result of funding $664.6 million of the aggregate consideration of the Merger. The decrease in the West Segment was driven by a decrease in land and land under development as well as housing completed or under construction. The increase in the

Mountain and East segments were driven by increased housing completed and under construction at period end, due to an increase in the number of homes under construction at period end.

New Home Deliveries & Home Sale Revenues:
Changes in home sale revenues are impacted by changes in the number of new homes delivered and the average selling price of those delivered homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	Three Months Ended September 30,
	2024			2023			% Change
	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price

	(Dollars in thousands)
West	1,413	$804,561	$569.4	1,198	$651,472	$543.8	18%	23%	5%
Mountain	542	340,034	627.4	441	284,142	644.3	23%	20%	(3)%
East	584	242,060	414.5	329	151,436	460.3	78%	60%	(10)%
Total	2,539	$1,386,655	$546.1	1,968	$1,087,050	$552.4	29%	28%	(1)%

	Nine Months Ended September 30,
	2024			2023			% Change
	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price

	(Dollars in thousands)
West	4,342	$2,477,208	$570.5	3,424	$1,845,964	$539.1	27%	34%	6%
Mountain	1,628	1,016,284	624.3	1,467	931,367	634.9	11%	9%	(2)%
East	1,497	629,811	420.7	937	433,205	462.3	60%	45%	(9)%
Total	7,467	$4,123,303	$552.2	5,828	$3,210,536	$550.9	28%	28%	0%

For the three and nine months ended September 30, 2024, the increase in the number of new homes delivered in each of our segments was primarily driven by an increase in the number of homes under construction (excluding models) to begin the period. Further, each segment saw an increase in monthly absorption rates during the three and nine months ended September 30, 2024 as compared to the prior year periods. The West and Mountain segments saw decreased cycle times for the three months ended September 30, 2024 compared to the prior year, and each segments saw decreased cycle times for the nine months ended September 30, 2024. The average selling price of homes delivered during the three and nine months ended September 30, 2024 increased in our West segment as a result of a shift in mix to our California divisions from our Arizona divisions. The average selling price of homes delivered during the three and nine months ended September 30, 2024 in our East segment decreased as a result of a change in mix to our more affordable product, a shift in mix to lower priced communities in our Florida markets.

Gross Margin from Home Sales:
Our gross margin from home sales for the three months ended September 30, 2024 decreased 140 basis points year-over-year from 19.2% to 17.8%. The decrease in gross margin from home sales was driven by increased incentive levels and increased land costs, partially offset by decreased indirect construction costs due to a decrease in cycle times.
Our gross margin from home sales for the nine months ended September 30, 2024 increased 30 basis points year-over-year from 17.5% to 17.8%. The increase in gross margin from home sales was driven largely by $16.8 million of inventory impairments recognized during the current year period compared to $27.5 million in the prior year period. The increase was also driven by decreased indirect construction costs due to a decrease in cycle times, partially offset by increased land costs.

Inventory Impairments:
Inventory impairments recognized by segment for the three and nine months ended September 30, 2024 and 2023 are shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)		(Dollars in thousands)
Housing Completed or Under Construction:
West	$2,520	$1,106	$4,851	$2,893
Mountain	—	700	400	1,364
East	1,042	—	1,922	—
Subtotal	3,562	1,806	7,173	4,257
Land and Land Under Development:
West	2,080	2,994	6,749	14,707
Mountain	—	1,400	—	8,536
East	658	—	2,828	—
Subtotal	2,738	4,394	9,577	23,243
Total Inventory Impairments	$6,300	$6,200	$16,750	$27,500
The table below provides quantitative data, for the periods presented, where applicable, used in determining the fair value of the impaired inventory.

	Impairment Data			Quantitative Data
Three Months Ended	Number of Subdivisions Impaired	Inventory Impairments	Fair Value of Inventory After Impairments	Discount Rate
	(Dollars in thousands)
September 30, 2024	3	$6,300	$27,423	15%
June 30, 2024	4	4,550	$27,834	12%	—	15%
March 31, 2024	3	5,900	$17,634	12%	—	18%
Total		$16,750

September 30, 2023	2	$6,200	$17,116	15%	—	18%
June 30, 2023	1	13,500	$17,886	18%
March 31, 2023	1	7,800	$13,016	18%
Total		$27,500

Selling, General and Administrative Expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change

	(Dollars in thousands)
General and administrative expenses	$57,362	$46,232	$11,130	$268,947	$141,213	$127,734
General and administrative expenses as a percentage of home sale revenues	4.1%	4.3%	-20 bps	6.5%	4.4%	210 bps
Marketing expenses	$28,994	$24,875	$4,119	$87,406	$70,608	$16,798
Marketing expenses as a percentage of home sale revenues	2.1%	2.3%	-20 bps	2.1%	2.2%	-10 bps
Commissions expenses	$42,740	$30,204	$12,536	$123,439	$91,211	$32,228
Commissions expenses as a percentage of home sale revenues	3.1%	2.8%	30 bps	3.0%	2.8%	20 bps
Total selling, general and administrative expenses	$129,096	$101,311	$27,785	$479,792	$303,032	$176,760
Total selling, general and administrative expenses as a percentage of home sale revenues	9.3%	9.3%	0 bps	11.6%	9.4%	220 bps
General and administrative expenses increased for the three and nine months ended September 30, 2024. The increase was driven by the increased salary related expenses due to increased headcount and increased cash bonus expense, which is mostly offset by a decrease in stock-based compensation expense. The nine months ended September 30, 2024 increase was further due to the vesting of equity awards and key executives' transaction bonuses in connection with the closing of the Merger as well as bonus compensation that was historically paid in the form of equity awards that were instead paid in cash.
Marketing expenses increased for the three and nine months ended September 30, 2024 driven by increased deferred selling amortization and master marketing expenses due to an increase in home closings year over year.
Commissions expenses increased for the three and nine months ended September 30, 2024 due to increases in home sale revenues and an increase in external broker commissions driven by higher participation.

Other Homebuilding Operating Data
Net New Orders and Active Subdivisions:
Changes in the dollar value of net new orders are impacted by changes in the number of net new orders and the average selling price of those homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	Three Months Ended September 30,
	2024				2023				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate

	(Dollars in thousands)
West	963	$539,761	$560.5	3.15	1,022	$590,558	$577.8	2.38	(6)%	(9)%	(3)%	32%
Mountain	473	289,908	612.9	3.06	401	250,285	624.2	2.39	18%	16%	(2)%	28%
East	468	194,832	416.3	4.05	272	124,655	458.3	2.45	72%	56%	(9)%	65%
Total	1,904	$1,024,501	$538.1	3.29	1,695	$965,498	$569.6	2.39	12%	6%	(6)%	37%

	Nine Months Ended September 30,
	2024				2023				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate

	(Dollars in thousands)
West	3,667	$2,070,669	$564.7	3.52	3,375	$1,939,875	$574.8	2.68	9%	7%	(2)%	31%
Mountain	1,533	950,243	619.9	3.19	1,285	781,530	608.2	2.55	19%	22%	2%	25%
East	1,442	607,546	421.3	4.31	969	439,187	453.2	2.91	49%	38%	(7)%	48%
Total	6,642	$3,628,458	$546.3	3.58	5,629	$3,160,592	$561.5	2.68	18%	15%	(3)%	33%
*Calculated as total net new orders (gross orders less cancellations) in period ÷ average active communities during period ÷ number of months in period.

				Average Active Subdivisions			Average Active Subdivisions
	Active Subdivisions			Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%	September 30,		%
	2024	2023	Change	2024	2023	Change	2024	2023	Change
West	94	141	(33)%	102	143	(29)%	116	140	(17)%
Mountain	51	55	(7)%	52	56	(7)%	53	56	(5)%
East	38	39	(3)%	39	37	5%	37	37	—%
Total	183	235	(22)%	193	236	(18)%	206	233	(12)%

West Segment Commentary
For the three months ended September 30, 2024, the decrease in the number of net new orders was driven by a decrease in average active subdivisions, offset partially by an increase in the monthly sales absorption rate due to an increase in spec home inventory and a decrease in cancellations as a percentage of gross sales. For the nine months ended September 30, 2024, the increase in the number of net new orders was driven by an increase in the monthly sales absorption rate due to an increase in spec home inventory and a decrease in cancellations as a percentage of gross sales, offset partially by a decrease in average active subdivisions. The increased cancellations experienced during the three and nine months ended September 30, 2023 was the result of the sharp rise in mortgage interest rates and homebuyer concerns about purchasing in an uncertain housing market.

Mountain Segment Commentary
For the three and nine months ended September 30, 2024, the increase in the number of net new orders was driven by an increase in the monthly sales absorption rate due to an increase in spec home inventory and a decrease in cancellations as a percentage of gross sales, offset partially by a decrease in average active subdivisions. The increased cancellations experienced during the three and nine months ended September 30, 2023 was the result of the sharp rise in mortgage interest rates and homebuyer concerns about purchasing in an uncertain housing market.
East Segment Commentary
For the three and nine months ended September 30, 2024, the increase in the number of net new orders was driven by an increase in the monthly sales absorption rate due to an increase in spec home inventory and a decrease in cancellations as a percentage of gross sales. Further, for the three months ended September 30, 2024 an increase in average active subdivisions. The increased cancellations experienced during the three and nine months ended September 30, 2023 was the result of the sharp rise in mortgage interest rates and homebuyer concerns about purchasing in an uncertain housing market. The decrease in the average selling price in our East segment was due to change in mix to more affordable product in our Florida markets.
Cancellation Rate:

	Cancellations as a Percentage of Homes in Beginning Backlog
	Three Months Ended
	2024			2023
	September 30,	June 30,	March 31,	September 30,	June 30,	March 31,
West	22%	21%	20%	16%	19%	26%
Mountain	25%	24%	24%	22%	21%	25%
East	38%	33%	33%	21%	16%	24%
Total	26%	24%	22%	17%	19%	25%

	Cancellations as a Percentage of Gross Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
West	19%	24%	17%	25%
Mountain	14%	24%	15%	26%
East	21%	26%	18%	21%
Total	19%	24%	17%	25%
In light of our pivot to build more spec homes, we believe it is appropriate to view our cancellations as a product of both our beginning backlog as well as our gross sales during the period. Our cancellation rate as a percentage of homes in beginning backlog increased during the three months ended September 30, 2024 compared to the same period in 2023, due to a decrease in beginning backlog to start the period, partially offset by a decrease in cancellations in our West and Mountain segments during the three months ended September 30, 2024. Further, our cancellation rate as a percentage of gross sales decreased year-over-year during the three and nine months ended September 30, 2024 as a result of improved demand as well as the impact the increase in mortgage interest rates in the prior year period had on our homebuyers in backlog who where unable to lock their interest rate prior to these increases.

Backlog:

	September 30,
	2024			2023			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price

	(Dollars in thousands)
West	597	$365,888	$612.9	1,842	$1,113,867	$604.7	(68)%	(67)%	1%
Mountain	249	162,675	653.3	533	355,759	667.5	(53)%	(54)%	(2)%
East	219	99,952	456.4	400	188,972	472.4	(45)%	(47)%	(3)%
Total	1,065	$628,515	$590.2	2,775	$1,658,598	$597.7	(62)%	(62)%	(1)%
At September 30, 2024, we had 1,065 homes in backlog with a total value of $628.5 million. This represented a 62% decrease in the number of homes in backlog and a 62% decrease in the dollar value of those homes in backlog from September 30, 2023. The decrease in the number of homes in backlog was primarily a result of a shift in consumer preference to quick move-in homes and our associated pivot to build more spec homes. The increase in average selling price in the West segment was driven by a change in mix from our Arizona communities to our California communities. The decrease in average selling price in our East segment was driven by a change in mix to our more affordable product.

Homes Completed or Under Construction (WIP lots):

	September 30,		%
	2024	2023	Change
Unsold:
Completed	824	236	249%
Under construction	3,075	2,445	26%
Total unsold started homes	3,899	2,681	45%
Sold homes under construction or completed	1,062	2,585	(59)%
Model homes under construction or completed	478	552	(13)%
Total homes completed or under construction	5,439	5,818	(7)%
The increase in total unsold started homes and decrease in sold homes under construction or completed is due to our pivot to build more spec homes.
Lots Owned and Optioned (including homes completed or under construction):

	September 30, 2024			September 30, 2023
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total	Total % Change
West	9,242	2,504	11,746	10,128	1,092	11,220	5%
Mountain	5,228	1,041	6,269	4,420	1,793	6,213	1%
East	3,405	2,559	5,964	3,218	1,702	4,920	21%
Total	17,875	6,104	23,979	17,766	4,587	22,353	7%
Our total owned and optioned lots at September 30, 2024 were 23,979, which represented a 7% increase year-over-year. We believe that our total lot supply is sufficient to meet our operating needs, consistent with our philosophy of maintaining a two to three year supply of land. See "Forward-Looking Statements" below.

Financial Services

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(Dollars in thousands)
Financial services revenues
Mortgage operations	$26,391	$12,098	$14,293	118%	$69,192	$53,275	$15,917	30%
Other	16,966	11,671	5,295	45%	43,097	32,599	10,498	32%
Total financial services revenues	$43,357	$23,769	$19,588	82%	$112,289	$85,874	$26,415	31%
Financial services pretax income
Mortgage operations	$14,257	$3,098	$11,159	360%	$35,130	$26,676	$8,454	32%
Other	13,649	9,325	4,324	46%	33,083	24,709	$8,374	34%
Total financial services pretax income	$27,906	$12,423	$15,483	125%	$68,213	$51,385	$16,828	33%

For the three months ended September 30, 2024, our financial services pretax income increased to $27.9 million compared to $12.4 million in the third quarter of 2023. For the nine months ended September 30, 2024, our financial services pretax income increased to $68.2 million compared to $51.4 million in the same period in the prior year. The increase in financial services pretax income was driven by both our mortgage operations and other financial services segments. The increase in mortgage operations was driven by increased volume due to our homebuilding operations and capture rate. This was partially offset by increased salary related expenses driven by higher headcount and commissions. The increase in other financial services was driven by our insurance operations which saw an increase in revenue due to an increase in homes closed.

The following table sets forth information for our mortgage operations segment relating to mortgage loans originated and capture rate.

	Three Months Ended		% or Percentage	Nine Months Ended		% or Percentage Change
	September 30,			September 30,
	2024	2023	Change	2024	2023
	(Dollars in thousands)
Total Originations (including transfer loans):
Loans	1,949	1,225	59%	5,588	3,766	48%
Principal	$892,798	$544,428	64%	$2,576,867	$1,696,923	52%
Capture Rate Data:
Capture rate as % of all homes delivered	77%	62%	15%	75%	65%	10%
Capture rate as % of all homes delivered (excludes cash sales)	84%	69%	15%	82%	71%	11%
Mortgage Loan Origination Product Mix:
FHA loans	32%	28%	4%	31%	23%	8%
Other government loans (VA & USDA)	17%	18%	(1)%	17%	19%	(2)%
Total government loans	49%	46%	3%	48%	42%	6%
Conventional loans	51%	54%	(3)%	52%	58%	(6)%
	100%	100%	—%	100%	100%	—%
Loan Type:
Fixed rate	100%	100%	—%	94%	100%	(6)%
ARM	—%	—%	—%	6%	—%	6%
Credit Quality:
Average FICO Score	742	744	—%	743	741	—%
Other Data:
Average Combined LTV ratio	83%	82%	1%	84%	82%	2%
Full documentation loans	100%	100%	—%	100%	100%	—%
Loans Sold to Third Parties:
Loans	2,093	1,201	74%	5,652	3,890	45%
Principal	$960,618	$532,315	80%	$2,596,284	$1,758,383	48%
Income Taxes
As a result of the Merger described in Footnote 4, and effective April 20, 2024, the Company is included in the Sekisui House US Holdings ("SHUSH") (parent of SH Residential Holdings, LLC) consolidated tax group for U.S. federal income tax purposes. Although the Company’s post-merger results are included in the SHUSH consolidated return, our income tax provision is calculated primarily as though we were a separate taxpayer for the full year. However, under certain circumstances, transactions between the Company and SHUSH are assessed using consolidated tax return rules and any difference in liability between the separate company method will be addressed in a future tax sharing arrangement.

Our overall effective income tax rates were 14.2% and 21.8% for the three and nine months ended September 30, 2024 and 23.2% and 22.2% for the three and nine months ended September 30, 2023, respectively. The rates for the three and nine months ended September 30, 2024 resulted in an income tax expense of $22.1 million and $70.8 million, respectively, compared to $32.5 million and $80.3 million for the three and nine months ended September 30, 2023, respectively. The year-over-year decrease in the effective tax rates for the three and nine months ended September 30, 2024, is primarily due to deductible executive compensation, partially offset by non-deductible transaction costs and excise taxes as well as a tax reserve related to the Merger.

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
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of September 30, 2024, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, payments due on our Mortgage Repurchase Facility, purchase obligations related to expected acquisition of land under purchase agreements and land development agreements (many of which are secured by letters of credit or surety bonds) and operating leases. Other material cash requirements include land acquisition and development costs not yet contracted for, home construction costs, operating expenses, including our selling, general and administrative expenses, investments and funding of capital improvements and dividend payments.
At September 30, 2024, we had outstanding senior notes with varying maturities totaling an aggregate principal amount of $1.50 billion, with none payable within 12 months. Future interest payments associated with the notes total $1.19 billion, with $64.2 million payable within 12 months. As of September 30, 2024, we had $20.4 million of required operating lease future minimum payments.
At September 30, 2024, we had deposits of $49.7 million in the form of cash and $14.6 million in the form of letters of credit that secured option contracts to purchase 6,104 lots for a total estimated purchase price of $856.7 million.
At September 30, 2024, we had outstanding surety bonds and letters of credit totaling $317.0 million and $184.1 million, respectively, including $147.8 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $120.4 million and $136.0 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit. We have made no material guarantees with respect to third-party obligations.
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

The Revolving Credit Facility is subject to acceleration upon certain specified events of default, including breach of the consolidated tangible net worth covenant, a violation of anti-corruption or sanctions laws, failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, or another person becoming beneficial owner of 50% or more of our outstanding common stock. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of September 30, 2024.
We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At September 30, 2024 and December 31, 2023, there were $36.3 million and $40.8 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. At September 30, 2024 and December 31, 2023, we had $1.0 million and $10.0 million, respectively, outstanding under the Revolving Credit Facility. As of September 30, 2024, availability under the Revolving Credit Facility was approximately $1.09 billion.

Mortgage Repurchase Facility. HomeAmerican entered into the Second Amended and Restated Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”) on September 20, 2024. The Mortgage Repurchase Facility amends and restates the prior agreement dated as of September 16, 2016, as amended. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $150 million (subject to increase by up to $150 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Amended and Restated Custody Agreement (“Custody Agreement”), dated as of September 20, 2024, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The total capacity of the facility at September 30, 2024 was $175 million. The termination date of the Mortgage Repurchase Facility is August 8, 2025.

At September 30, 2024 and December 31, 2023, HomeAmerican had $171.2 million and $205.0 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Pricing under the Mortgage Repurchase Facility is based on SOFR.
The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of September 30, 2024.
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

Consolidated Cash Flow
During the nine months ended September 30, 2024, net cash provided by operating activities was $139.1 million compared with $623.1 million in the prior year period. During the nine months ended September 30, 2024 and 2023, one of the most significant sources of cash provided by operating activities was net income of $254.5 million and $281.5 million, respectively. Another significant source of cash provided by operating activities during the nine months ended September 30, 2024 and 2023 was cash provided by the decrease in land and land under development of $52.9 million and $456.4 million, respectively. The decrease in 2024 and 2023 was the result of home starts outnumbering lot acquisitions during the respective periods. During the nine months ended September 30, 2024 and 2023, cash used by housing completed or under construction was $158.9 million and $202.9 million, respectively. Cash used in the nine months ended September 30, 2024 and 2023 were impacted by an increase in the number of homes under construction during the period. Cash used by the increase in trade and other receivables for the nine months ended September 30, 2024 was $28.1 million compared to cash provided by the decrease in trade and other receivables of $45.0 million for the nine months ended September 30, 2023. The decrease during the nine months ended September 30, 2024 was driven by a increase of homes closed at the end of the period as well as an increase in taxes receivable as a result of benefits associated with deductible executive compensation. Cash used in accounts receivable due from Parent was $22.2 million during the nine months ended September 30, 2024, driven by payments in connection with the Merger funded by the Company. There was no cash used in accounts receivable due from Parent in the nine months ended September 30, 2023. Cash used in the change in accounts payable and accrued liabilities for the nine months ended September 30, 2024 and 2023 was $19.2 million and $55.5 million, respectively. The change in accounts payable and accrued liabilities was due to decreased accrued compensation as a result of payments made in connection with the closing of the Merger as well as decreased escrow deposits. Cash used to increase mortgage loans held-for-sale was $27.5 million compared to cash provided by the decrease in mortgage loans held-for-sale of $65.3 million in the nine months ended September 30 2024 and 2023, respectively. The increase in mortgage loans held-for-sale was a result of a increase in loan originations for the nine months ended September 30, 2024 compared to the same period in 2023.
During the nine months ended September 30, 2024, net cash used in investing activities was $19.0 million compared to net cash provided by investing activities of $145.7 million in the same period in the prior year. The primary driver of this decrease is the increase of net reinvestment into marketable securities from marketable security maturities during the nine months ended September 30, 2024.
During the nine months ended September 30, 2024 and 2023, net cash used in financing activities was $762.3 million and $123.6 million respectively. The primary driver of this increase in net cash used in financing activities was the increase in distribution to Parent of $611.4 million during the nine months ended September 30, 2024 due to the Company's funding of a portion of the consideration of the Merger. Cash used to fund dividend payments decreased in the nine months ended September 30, 2024 due to no dividend being paid in the second quarter of 2024, slightly offset by an increase in the dividend per share during the first quarter of 2024 to $0.55 from $0.50. During the nine months ended September 30, 2024, cash used in the payments on mortgage repurchase facility, net was $33.8 million compared to $30.3 million. During the nine months ended September 30, 2024 and 2023 there was a higher level of originations compared to loan sales at period end. Cash used in issuance of shares under stock-based compensation programs, net was $25.6 million during the nine months ended September 30, 2024 compared to cash provided by issuances of shares under stock-based compensation programs, net of $20.8 million during the same period in the prior year. The change was resulting from a decrease in cash received from the exercise of stock options driven by a decrease in the number of stock options exercised year-over-year.

OTHER
Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q, as well as statements made by us in periodic press releases, oral statements made by our officials in the course of presentations about the Company and conference calls in connection with quarterly earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operations, cash flows, strategies and prospects. These forward-looking statements may be identified by terminology such as “likely,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” "opinion," “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be considered. Additionally, information about issues that could lead to material changes in performance and risk factors that have the potential to affect us are contained under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 and Item 1A of Part II of this Quarterly Report on Form 10-Q.
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
As of September 30, 2024, our cash and cash equivalents included commercial bank deposits and money market funds and our marketable securities included U.S. government treasury securities with original maturities upon acquisition of less than six months.
We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments, marketable securities and debt. Financial instruments utilized in the normal course of business by HomeAmerican include forward sales of mortgage-backed securities, which are commitments to sell a specified financial instrument at a specified future date for a specified price, mandatory delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price within a specified time period, and best-effort delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price subject to the underlying mortgage loans being funded and closed. Such contracts are the only significant financial and derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process for which an interest rate lock commitment had been made to a borrower that had not closed at September 30, 2024 had an aggregate principal balance of $275.3 million, of which $274.4 million had not yet been committed to a mortgage purchaser. In addition, HomeAmerican had mortgage loans held-for-sale with an aggregate principal balance of $233.0 million at September 30, 2024, of which $190.3 million had not yet been committed to a mortgage purchaser. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale that had not yet been committed to a mortgage purchaser, HomeAmerican had forward sales of securities totaling $419.5 million and $311.5 million at September 30, 2024 and December 31, 2023, respectively.

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
(b)Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 6.        Exhibits

10.1	Employment Agreement between Robert N. Martin and the Company, dated as of July 12, 2024
10.2
Twelfth Amendment to Amended and Restated Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of August 8, 2024 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on August 12, 2024). *

10.3
Second Amended and Restated Master Repurchase Agreement among HomeAmerican Mortgage Corporation and U.S. Bank National Association as Agent and a Buyer, dated as of September 20, 2024 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 26, 2024). *

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
101
The following financial statements, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (ii) Consolidated Statements of Operations and Comprehensive Income for the nine months ended September 30, 2024 and 2023, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023; and (v) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________________
*Incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M.D.C. HOLDINGS, INC.
(Registrant)

Date: November 5, 2024	By: /s/ Robert N. Martin
Robert N. Martin Senior Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

Date: November 5, 2024	By: /s/ Derek R. Kimmerle
Derek R. Kimmerle
Vice President, Controller and Chief Accounting Officer (chief accounting officer and duly authorized officer)