Form 10-K
period 2024-12-31
M.D.C. HOLDINGS, INC.
filed 2025-02-11
CIK 773141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☒ No ☐
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐	Emerging Growth Company	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 726(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2024, none of the voting stock of the registrant was held by non-affiliates.

As of December 31, 2024, the number of shares outstanding of Registrant's common stock was 100.
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

The Company is filing this Annual Report on Form 10-K on a voluntary basis to disclose the events reported herein. The Company no longer has an obligation to file reports with the Securities and Exchange Commission ("SEC") as it no longer has any class of securities registered under Sections 12(b), 12(g) or 15(d) of the Securities Exchange Act of 1934. The Company, in its sole discretion, may stop making filings with the SEC at any time and no assumptions should be made as to continued reporting with the SEC.

M.D.C. HOLDINGS, INC.
FORM 10-K
For the Year Ended December 31, 2024

(i)

M.D.C. HOLDINGS, INC.
FORM 10-K
PART I
Forward-Looking Statements
Certain statements in this Annual Report on Form 10-K, as well as statements made by us in periodic press releases, oral statements made by our officials in the course of presentations about the Company and conference calls in connection with quarterly earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operation, cash flows, strategies and prospects. These forward-looking statements may be identified by terminology such as “likely,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” ”confident,” “could,” “intends,” “target,” “might,” “path,” “approximately,” “our planning assumptions,” “forecast,” “outlook” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, we cannot guarantee future results. These statements are based largely on information currently available to our management and our management's current expectations and assumptions, and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Form 10-K, 10-Q and 8-K should be considered.

Item 1. Business.
(a) General Development of Business
M.D.C. Holdings, Inc. is a Delaware corporation. We refer to M.D.C. Holdings, Inc. as the “Company,” “MDC,” “we” or “our” in this Annual Report on Form 10-K, and these designations include our subsidiaries unless we state otherwise. We have two primary operations: homebuilding and financial services. Our homebuilding operations consist of wholly-owned subsidiary companies that generally purchase finished lots or develop lots to the extent necessary for the construction and sale primarily of single-family detached homes to first-time and first-time move-up homebuyers under the name “Richmond American Homes.” Our homebuilding operations are comprised of various homebuilding divisions that we consider to be our operating segments. For financial reporting purposes, our homebuilding operations are aggregated into reportable segments as follows: (1) West (includes operations in Arizona, California, Nevada, New Mexico, Oregon, Texas and Washington); (2) Mountain (includes operations in Colorado, Idaho and Utah); and (3) East (includes operations in Alabama, Florida, Maryland, Tennessee and Virginia).
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
On April 19, 2024, the Company completed the transactions contemplated by the Agreement and Plan of Merger, dated as of January 17, 2024 (the “Merger Agreement”), by and among the Company, SH Residential Holdings, LLC (“Parent”), Clear Line, Inc., a wholly owned subsidiary of Parent (“Merger Sub”), and, solely for the purposes of Section 6.2, Section 6.17 and Section 9.15 of the Merger Agreement, Sekisui House, Ltd. (“Guarantor”), providing for the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation (the “Merger”). As a result of the Merger, all of the Company’s equity securities are owned by Parent and the Company no longer has any of its securities listed and registered under Section 12(b) or 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
(c) Description of Business
Our business consists of two primary operations: homebuilding and financial services. Our homebuilding subsidiaries build and sell primarily single-family detached homes that are designed and built to meet local customer preferences. Each homebuilding subsidiary is the general contractor for its projects and retains subcontractors for land development and home construction. Our homebuilding subsidiaries build a variety of home styles in each of their markets, targeting primarily first-time and first-time move-up homebuyers.

For 2024, the percentage of our home deliveries and home sale revenues by state were as follows:

	Percentage of Deliveries	Percentage of Home Sale Revenues
Arizona	17%	14%
California	22%	26%
Nevada	10%	10%
New Mexico	1%	1%
Oregon	1%	1%
Texas	1%	1%
Washington	4%	5%
West	56%	58%
Colorado	16%	18%
Idaho	2%	2%
Utah	5%	6%
Mountain	23%	26%
Alabama	—%	—%
Maryland	1%	1%
Tennessee	2%	1%
Virginia	4%	4%
Florida	14%	10%
East	21%	16%
Total	100%	100%
Our financial services operations include subsidiaries that provide mortgage financing, place title insurance and homeowner insurance for our homebuyers, and provide general liability insurance for our subsidiaries and most of our subcontractors.
Homebuilding Operations
Operating Divisions. The primary functions of our homebuilding segments include land acquisition and development, home construction, sales and marketing, and customer service. Operating decisions are made by our local management teams under the oversight of our Chief Operating Decision Maker (“CODM”), or decision-making group, defined as two key executives - our Executive Chairman and Chief Executive Officer. Our organizational structure (i.e., the grouping and reporting of divisions) changes based upon the current needs of the Company. We had 20 active homebuilding operating divisions at December 31, 2024, 19 active homebuilding operating divisions at December 31, 2023, and 21 active homebuilding operating divisions at December 31, 2022.
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
•legal matters;
•human resources and payroll;
•information technology; and
•training and development.
Housing. Generally, our homebuilding subsidiaries build single-family detached homes in a number of standardized series, designed to provide variety in the size and style of homes for our potential homebuyers. In certain markets, our homebuilding subsidiaries build and sell duplexes and townhomes. Our homebuilding subsidiaries build several different floor plans offering standard and optional features (such as upgraded appliances, cabinetry, flooring, etc.). Differences in sales prices of similar models from market to market depend primarily upon homebuyer demand, home prices offered by our competitors, market conditions (such as home inventory supply levels), location, cost of land, optional features and design specifications. The series of homes offered at a particular location is based on perceived customer preferences, lot size, area demographics and, in certain cases, the requirements of major land sellers and local municipalities. Previously, our homebuilding subsidiaries would focus generally on selling “build-to-order,” also referred to as “dirt sales,” and limit the number of homes started without a contract, also known as “spec homes.” However, with the increase in interest rates, we have seen an increased preference for spec homes that can be closed within 30 - 60 days. As a result, home construction starts have primarily been for spec homes during 2024 in response to this demand.
Land Acquisition and Development. Our homebuilding subsidiaries acquire lots with the intention of constructing and selling homes on the acquired land. Generally, we prefer to purchase finished lots using option contracts, in phases or in bulk for cash. However, given the competitive land market, approximately 45% of the lots we purchased in 2024 were finished lots that required no level of development. In making land purchases, we consider a number of factors, including projected rates of return, estimated gross margins from home sales, sales prices of the homes to be built, mortgage loan limits within the respective county, population and employment growth patterns, proximity to developed areas, estimated cost and complexity of development including environmental and geological factors, quality of schools, estimated levels of competition and demographic trends.
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
Backlog. At December 31, 2024 and 2023, homes under contract but not yet delivered (“backlog”) totaled 390 and 1,890, respectively, with an estimated sales value of $241.1 million and $1.16 billion, respectively. The decrease in backlog year over year is due to our shift from build-to-order homes to spec homes. We anticipate that homes in backlog at December 31, 2024 generally will close during 2025 under their existing home order contracts or through the replacement of an existing contract with a new home order contract. The estimated backlog sales value at December 31, 2024 may be impacted by, among other things, subsequent home order cancellations, incentives provided, and/or options and upgrades selected. See “Forward-Looking Statements” above.
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

Pipeline. HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed (the “locked pipeline”) at December 31, 2024 and 2023 had an aggregate principal balance of approximately $57.8 million and $229.2 million, respectively, and were under interest rate lock commitments at an average interest rate of 5.62% and 5.88%, respectively.
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
Human Capital Resources
The table below summarizes the approximate number of employees for our combined Homebuilding, combined Financial Services and Corporate segments at December 31, 2024 and 2023.

	December 31,
	2024	2023
Homebuilding	1,323	1,305
Financial Services	246	208
Corporate	257	247
Total	1,826	1,760

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
(e) Available Information
The Company has ceased to be subject to the reporting requirements of the Exchange Act but continues to voluntarily file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports that are filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the Securities and Exchange Commission (“SEC”). The Company, in its sole discretion, may stop making filings with the SEC at any time and no assumptions should be made as to continued reporting with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is at http://www.sec.gov. Further, the Company maintains a website at www.mdcholdings.com.

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
Changes to monetary policy or other actions by the Federal Reserve could have and have had an adverse effect on interest rates (including mortgage interest rates), equity markets and consumer confidence. Adverse effects could cause and have caused us to experience declines in the market value of our inventory and the demand for our homes, resulting in a negative impact to our financial position, results of operations and cash flows.
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
We may experience noticeable seasonality and quarter-to-quarter variability in homebuilding activity levels. As a spec builder, the number of homes delivered and the associated home sale revenues are generally consistent with the recent number of net new orders, which is typically higher during the first and second quarters.
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
The banking industry experienced certain bank failures and other turmoil in 2023. The failure of other banks or financial institutions, if it occurs, could have a material adverse effect on our liquidity or consolidated financial statements if we have placed cash or other deposits at such banks or financial institutions, or if such banks or financial institutions, or any substitute or additional banks or financial institutions, participate in our Revolving Credit Facility. Under our Revolving Credit

Facility, non-defaulting lenders are not obligated to cover or acquire a defaulting lender’s respective commitment to fund loans or to issue letters of credit and may be unwilling to issue additional letters of credit if we do not enter into arrangements to address the risk with respect to the defaulting lender (which may include cash collateral). If the non-defaulting lenders are unable or unwilling to cover or acquire a defaulting lender’s respective commitment, we may not be able to access the Revolving Credit Facility’s full borrowing or letter of credit capacity to support our business needs. In addition, if a buyer under our Mortgage Repurchase Facility, which is used to fund mortgage originations, fails or is unable or unwilling to fulfill its obligations, HomeAmerican may be limited in its ability to provide mortgage loans to our homebuyers, which may prevent them from closing on their homes at the time expected or at all.
Litigation challenging the completion of the Merger Agreement may be costly.
Lawsuits have and may continue to be filed against us, our Board of Directors or other parties to the Merger Agreement, challenging our acquisition by Parent or making other claims in connection therewith. These types of litigation can be costly. Additionally, changes in the facts and circumstances of our pending litigation matters could have a material impact on our financial position, results of operations and cash flows.
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
Item 3. Legal Proceedings.
This information required with respect to this item can be found in Part II, Item 8, Notes to Consolidated Financial Statements, "Note 17. Commitments and Contingencies" in this annual report and is incorporated by reference into this Item 3.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Prior to the Merger, shares of our common stock were registered pursuant to Section 12(b) of the Exchange Act and listed on the New York Stock Exchange (the “NYSE”) under the ticker symbol MDC. As a result of the Merger, effective on April 19, 2024, the Company filed with the SEC a notification of removal from listing and registration on Form 25 to effect the delisting of all shares of the Company’s Common Stock from the NYSE, as well as the deregistration of the Company’s Common Stock under Section 12(b) of the Exchange Act. As a result, the Company’s Common Stock was no longer listed on the NYSE. The Parent is the sole record holder of the Company's Common Stock. No other shares remain issued and outstanding as of December 31, 2024.
The table below sets forth the cash dividends declared and paid in 2024, 2023 and 2022:

	Date of Declaration	Date of Payment	Dividend per Share	Total Dividends Paid
	(In thousands)
2024
First Quarter	01/17/24	02/21/24	$0.55	$41,276
Third Quarter	N/A	08/27/24	N/A	$41,300
Fourth Quarter	N/A	12/17/24	N/A	$41,300
			N/A	$123,876
2023
First Quarter	01/23/23	02/22/23	$0.50	$36,543
Second Quarter	04/17/23	05/24/23	0.50	36,565
Third Quarter	07/24/23	08/23/23	0.55	41,064
Fourth Quarter	10/23/23	11/22/23	0.55	41,065
			$2.10	$155,237
2022
First Quarter	01/24/22	02/23/22	$0.50	$35,583
Second Quarter	04/26/22	05/25/22	0.50	35,580
Third Quarter	07/26/22	08/24/22	0.50	35,622
Fourth Quarter	10/24/22	11/23/22	0.50	35,632
			$2.00	$142,417
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in “Item 1A, Risk Factors.” This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

	2024	2023	2022
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$5,285,366	$4,520,296	$5,586,264
Home cost of sales	(4,347,342)	(3,684,487)	(4,214,379)
Inventory impairments	(16,750)	(29,700)	(121,875)
Total cost of sales	(4,364,092)	(3,714,187)	(4,336,254)
Gross profit	921,274	806,109	1,250,010
Gross margin %	17.4%	17.8%	22.4%
Selling, general and administrative expenses	(619,536)	(429,894)	(536,395)
Interest and other income	55,021	73,567	10,843
Transaction Costs	(39,361)	—	—
Other income (expense), net	(5,872)	350	(32,991)
Homebuilding pretax income	311,526	450,132	691,467

Financial Services:
Revenues	148,686	122,570	131,723
Expenses	(74,767)	(62,942)	(71,327)
Other income (expense), net	19,957	16,345	7,991
Financial services pretax income	93,876	75,973	68,387

Income before income taxes	405,402	526,105	759,854
Provision for income taxes	(82,172)	(125,100)	(197,715)
Net income	$323,230	$401,005	$562,139

Cash provided by (used in):
Operating Activities	$(66,660)	$561,630	$905,646
Investing Activities	$66,134	$469,443	$(585,885)
Financing Activities	$(803,279)	$(105,271)	$(206,125)

EXECUTIVE SUMMARY
Overview
Industry Conditions and Outlook for MDC*
During the year ended December 31, 2024, the homebuilding industry improved compared to the prior year, as demand for homes stabilized. During 2024, the market for new homes has benefited from a healthy job market and the stabilization of interest rates, alongside Federal Reserve interest rate cuts, which have given consumers the confidence to move forward with their home purchase decisions. Concurrently, the housing market continues to see inventory levels that remain undersupplied relative to demand due to (1) the underproduction of new homes over the past decade, and (2) the continuing low levels of existing home resale inventory as the majority of homeowners with a mortgage have an interest rate below 4%.

We continue executing on our strategic plan to build more quick move-in inventory in order to meet ongoing consumer preferences. We ended the quarter with 28.1 unsold homes under construction excluding model homes ("speculative homes" or "spec homes") per active community and 8.2 completed spec homes per active community. Our timely pivot to building more spec homes has helped drive order volume, minimize cancellation activity and address the needs of first-time homebuyers. Further, the pivot helped drive a decrease in construction cycle times.

We believe that we are well equipped to navigate any continued market volatility given our strong financial position. We ended the quarter with total cash and cash equivalents of $837.9 million, total liquidity of $1.72 billion, a debt-to-capital ratio of 33.5% and no senior note maturities until 2030.
Results for the Twelve Months Ended December 31, 2024
For the year ended December 31, 2024, we reported net income of $323.2 million, a 19% decrease compared to net income of $401.0 million for the prior year period. Our Corporate segment was the driver of the difference, as pretax income decreased by $174.6 million. This was slightly offset by our homebuilding and financial services business, as pretax income increased $36.0 million, or 8% and $17.9 million, or 24%, respectively. The decrease in our Corporate segment was driven by a 220 basis point increase in our selling, general and administrative expenses as a percentage of homebuilding revenue. This increase was driven by the accelerated vesting of equity awards and key executives' transaction bonuses in connection with the closing of the Merger. Further contributing to the decrease was $39.4 million of transaction costs related to the Merger incurred during the year ended December 31, 2024. The decrease in our Corporate segment pretax income was partially offset by an increase in our homebuilding business pretax income driven by a 17% increase in home sale revenues, partially offset by a 40 basis point decrease in gross margins from home sales. The decrease in gross margin from home sales was driven largely by increased incentive levels, partially offset by inventory impairments of $29.7 million during the prior year compared to $16.8 million in the current year. The increase in financial services pretax income was due to our mortgage operations as well as our other financial services operations. The increase in pretax income for our mortgage operations was driven by increased volume due to our homebuilding operations and increased capture rate. This was partially offset by increased salary related expenses driven by higher headcount and commissions. The increase in other financial services operations was driven by our insurance operations, which saw an increase in revenue due to an increase in homes closed. Our financial services business saw an increase in interest income due to an increase in average cash year-over-year.
* See “Forward-Looking Statements” above.

Homebuilding
Pretax Income (Loss)

	Year Ended December 31,
	2024	Change		2023	Change		2022
		Amount	%		Amount	%
	(Dollars in thousands)
West	$289,095	$69,535	32%	$219,560	$(193,866)	(47)%	$413,426
Mountain	129,206	(14,632)	(10)%	143,838	(101,618)	(41)%	245,456
East	45,321	(18,901)	(29)%	64,222	(62,602)	(49)%	126,824
Corporate	(152,096)	(174,608)	(776)%	22,512	116,751	124%	(94,239)
Total homebuilding pretax income	$311,526	$(138,606)	(31)%	$450,132	$(241,335)	(35)%	$691,467
Homebuilding pretax income for 2024 was $311.5 million, a decrease of $138.6 million from $450.1 million for the year ended December 31, 2023. The decrease was due to a 220 basis point increase in our selling, general and administrative expenses as a percentage of home sale revenues, a 40 basis point decrease in gross margins from homes sales and $39.4 million of transaction costs related to the Merger. These decreases were partially offset by 17% increase in home sale revenues and a 44% decrease in inventory impairments.
Our West segment experienced a $69.5 million year-over-year increase in pretax income, due to an increase in gross margin from home sales and a 18% increase in home sale revenues. Our Mountain segment experienced a $14.6 million decrease in pretax income from the prior year, as a result of a decrease in gross margin from home sales, partially offset by a 8% increase in home sale revenues. Our East segment experienced a $18.9 million decrease in pretax income from the prior year, due primarily to a decrease in gross margin from home sales, partially offset by a 32% increase in home sale revenues. Our Corporate segment experienced a $174.6 million decrease in pretax income from the prior year, due to the accelerated vesting of equity awards, key executives' transaction bonuses and transaction costs in connection with the closing of the Merger, decrease in interest income and bonus compensation that was historically paid in the form of equity awards that were instead paid in cash. This was partially offset by decreased stock-based compensation expenses.
Assets

	December 31,		Change
	2024	2023	Amount	%
	(Dollars in thousands)
West	$2,261,391	$2,155,357	$106,034	5%
Mountain	1,055,134	874,031	181,103	21%
East	593,167	459,078	134,089	29%
Corporate	770,099	1,608,726	(838,627)	(52)%
Total homebuilding assets	$4,679,791	$5,097,192	$(417,401)	(8)%
Total homebuilding assets decreased 8% from December 31, 2023 to December 31, 2024, driven by our Corporate segment. The decrease in the Corporate segment was driven by a decrease in cash and cash equivalents as a result of funding $664.6 million of the aggregate consideration of the Merger. The increase in our East and Mountain segments were driven by increased housing completed and under construction at period end, due to an increase in the number of homes under construction at period end. The increase in our West segment was driven by increased land and land under development due to increased land purchases at the end of the year.

New Home Deliveries & Home Sale Revenues:
Changes in home sale revenues are impacted by changes in the number of new homes delivered and the average selling price of those delivered homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	December 31,
	2024			2023			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
West	5,416	$3,090,796	$570.7	4,821	$2,624,373	$544.4	12%	18%	5%
Mountain	2,210	1,364,510	617.4	2,028	1,267,586	625.0	9%	8%	(1)%
East	1,972	830,060	420.9	1,379	628,337	455.6	43%	32%	(8)%
Total	9,598	$5,285,366	$550.7	8,228	$4,520,296	$549.4	17%	17%	—%

	December 31,
	2023			2022			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
West	4,821	$2,624,373	$544.4	5,234	$3,024,056	$577.8	(8)%	(13)%	(6)%
Mountain	2,028	1,267,586	625.0	2,616	1,689,376	645.8	(22)%	(25)%	(3)%
East	1,379	628,337	455.6	1,860	872,832	469.3	(26)%	(28)%	(3)%
Total	8,228	$4,520,296	$549.4	9,710	$5,586,264	$575.3	(15)%	(19)%	(5)%
For the twelve months ended December 31, 2024, the increase in the number of new homes delivered in each of our segments was primarily driven by an increase in the number of homes under construction (excluding models) to begin the period. Further, each segment saw an increase in monthly absorption rates during the year ended December 31, 2024 as compared to the prior year period. Each segment saw decreased cycle times for the year ended December 31, 2024. The average selling price of homes delivered during the year ended December 31, 2024 increased in our West segment as a result of a shift in mix to our California divisions from our Arizona divisions. The average selling price of homes delivered during the year ended December 31, 2024 in our East segment decreased as a result of a change in mix to our more affordable product as well as a shift in mix to lower priced communities in our Florida markets.

Gross Margin
Our gross margin from home sales for the year ended December 31, 2024 decreased 40 basis points year-over-year from 17.8% to 17.4%. The decrease in gross margin from home sales was driven by increased incentive levels and increased land costs as well as an unfavorable warranty adjustment during the year ended December 31, 2024, partially offset by decreased indirect construction costs due to a decrease in cycle times and inventory impairments of $16.8 million recognized during the current year compared to $29.7 million in the prior year.
Inventory Impairments
Inventory impairments recognized by segment for the years ended December 31, 2024, 2023 and 2022 are shown in the table below.

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$4,851	$3,673	$8,017
Mountain	400	1,533	1,812
East	1,922	—	—
Subtotal	7,173	5,206	9,829
Land and Land Under Development:
West	6,749	15,677	88,843
Mountain	—	8,817	20,688
East	2,828	—	2,515
Subtotal	9,577	24,494	112,046
Total Inventory Impairments	$16,750	$29,700	$121,875
The table below provides quantitative data, for the periods presented, where applicable, used in determining the fair value of the impaired inventory.

	Impairment Data			Quantitative Data
Three Months Ended	Number of Subdivisions Impaired	Inventory Impairments	Fair Value of Inventory After Impairments	Discount Rate
	(Dollars in thousands)
September 30, 2024	3	6,300	27,423		15%
June 30, 2024	4	4,550	27,834	12%	—	15%
March 31, 2024	3	5,900	17,634	12%	—	18%
Total		$16,750

December 31, 2023	3	$2,200	$13,273	12%	—	15%
September 30, 2023	2	6,200	17,116	15%	—	18%
June 30, 2023	1	13,500	17,886		18%
March 31, 2023	1	7,800	13,016		18%
Total		$29,700

December 31, 2022	16	$92,800	$96,496	15%	—	20%
September 30, 2022	9	28,415	44,615	15%	—	18%
March 31, 2022	1	660	1,728		N/A
Total		$121,875

Selling, General and Administrative Expenses

	Year Ended December 31,
	2024	Change	2023	Change	2022
	(Dollars in thousands)
General and administrative expenses	$344,975	$141,097	$203,878	$(88,471)	$292,349
General and administrative expenses as a percentage of home sale revenues	6.5%	200 bps	4.5%	(70) bps	5.2%

Marketing expenses	$114,521	$17,714	$96,807	$(6,523)	$103,330
Marketing expenses as a percentage of home sale revenues	2.2%	10 bps	2.1%	30 bps	1.8%

Commissions expenses	$160,040	$30,831	$129,209	$(11,507)	$140,716
Commissions expenses as a percentage of home sale revenues	3.0%	10 bps	2.9%	40 bps	2.5%
Total selling, general and administrative expenses	$619,536	$189,642	$429,894	$(106,501)	$536,395
Total selling, general and administrative expenses as a percentage of home sale revenues (SG&A Rate)	11.7%	220 bps	9.5%	(10) bps	9.6%
For the year ended December 31, 2024, the increase in our general and administrative expenses was driven by the increased salary related expenses due to increased headcount and increased cash bonus expense, which is mostly offset by a decrease in stock-based compensation expense. The increase was further due to the vesting of equity awards and key executives' transaction bonuses in connection with the closing of the Merger as well as bonus compensation that was historically paid in the form of equity awards that were instead paid in cash.
For the year ended December 31, 2024, marketing expenses increased compared to the previous year driven by increased deferred selling amortization and master marketing expenses due to an increase in home closings year over year.
For the year ended December 31, 2024, commissions expenses increased due to increases in home sale revenues and an increase in external broker commissions driven by higher participation.

Other Homebuilding Operating Data
Net New Orders and Active Subdivisions:
Changes in the dollar value of net new orders are impacted by changes in the number of net new orders and the average selling price of those homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	December 31,
	2024				2023				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *

	(Dollars in thousands)
West	4,369	$2,476,099	$566.7	3.29	4,202	$2,399,987	$571.2	2.51	4%	3%	(1)%	31%
Mountain	1,947	1,206,130	619.5	3.09	1,657	1,004,360	606.1	2.50	18%	20%	2%	24%
East	1,782	754,882	423.6	3.99	1,285	578,427	450.1	2.85	39%	31%	(6)%	40%
Total	8,098	$4,437,111	$547.9	3.38	7,144	$3,982,774	$557.5	2.57	13%	11%	(2)%	31%

	December 31,
	2023				2022				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *

	(Dollars in thousands)
West	4,202	$2,399,987	$571.2	2.51	2,909	$1,735,202	$596.5	2.01	44%	38%	(4)%	25%
Mountain	1,657	1,004,360	606.1	2.50	1,157	788,734	681.7	1.85	43%	27%	(11)%	35%
East	1,285	578,427	450.1	2.85	978	489,946	501.0	2.25	31%	18%	(10)%	27%
Total	7,144	$3,982,774	$557.5	2.57	5,044	$3,013,882	$597.5	2.02	42%	32%	(7)%	27%
*Calculated as total net new orders in period ÷ average active communities during period ÷ number of months in period

	Active Subdivisions			Average Active Subdivisions
	December 31,			Year Ended December 31,
	2024	2023	% Change	2024	2023	% Change
West	89	138	(36)%	111	140	(21)%
Mountain	47	53	(11)%	52	55	(5)%
East	37	35	6%	37	38	(3)%
Total	173	226	(23)%	200	233	(14)%

West Segment Commentary
For the year ended December 31, 2024, the increase in the number of net new orders was driven by an increase in the monthly sales absorption rate due to an increase in spec home inventory and a decrease in cancellations as a percentage of gross sales, offset partially by a decrease in average active subdivisions. The increased cancellations experienced during the year ended December 31, 2023 was the result of the sharp rise in mortgage interest rates and homebuyer concerns about purchasing in an uncertain housing market.

Mountain Segment Commentary
For the year ended December 31, 2024, the increase in the number of net new orders was driven by an increase in the monthly sales absorption rate due to an increase in spec home inventory and a decrease in cancellations as a percentage of gross sales, offset partially by a decrease in average active subdivisions. The increased cancellations experienced during the year ended December 31, 2023 was the result of the sharp rise in mortgage interest rates and homebuyer concerns about purchasing in an uncertain housing market.

East Segment Commentary
For the year ended December 31, 2024, the increase in the number of net new orders was driven by an increase in the monthly sales absorption rate due to an increase in spec home inventory and a decrease in cancellations as a percentage of gross sales. The increased cancellations experienced during the year ended December 31, 2023 was the result of the sharp rise in mortgage interest rates and homebuyer concerns about purchasing in an uncertain housing market. The decrease in the average selling price in our East segment was due to change in mix to more affordable product in our Florida markets.

Cancellation Rate:

	Cancellations As a Percentage of Homes in Beginning Backlog
	2024				2023
	Three Months Ended
	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
West	26%	22%	21%	20%	16%	16%	19%	26%
Mountain	40%	25%	24%	24%	22%	22%	21%	25%
East	33%	38%	33%	33%	23%	21%	16%	24%
Total	31%	26%	24%	22%	18%	17%	19%	25%

	Cancellations As a Percentage of Gross Sales
	December 31,
	2024	Change	2023	Change	2022
West	17%	(9)%	26%	(18)%	44%
Mountain	16%	(9)%	25%	(25)%	50%
East	18%	(3)%	21%	(17)%	38%
Total	17%	(8)%	25%	(20)%	45%
In light of our pivot to build more spec homes, we believe it is appropriate to view our cancellations as a product of both our beginning backlog as well as our gross sales during the period. Our cancellation rate as a percentage of homes in beginning backlog increased during the three months ended December 31, 2024 compared to the same period in 2023, due to a decrease in beginning backlog to start the period, partially offset by a decrease in cancellations during the three months ended December 31, 2024. Further, our cancellation rate as a percentage of gross sales decreased year-over-year during the year ended December 31, 2024 as a result of improved demand as well as the impact the increase in mortgage interest rates in the prior year period had on our homebuyers in backlog who where unable to lock their interest rate prior to these increases.
Backlog:

	December 31,
	2024			2023			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
West	225	$141,409	$628.5	1,272	$789,317	$620.5	(82)%	(82)%	1%
Mountain	81	58,584	723.3	344	237,154	689.4	(76)%	(75)%	5%
East	84	41,059	488.8	274	130,524	476.4	(69)%	(69)%	3%
Total	390	$241,052	$618.1	1,890	$1,156,995	$612.2	(79)%	(79)%	1%
At December 31, 2024, we had 390 homes in backlog with a total value of $241.1 million, representing decreases of 79% and 79%, respectively, from December 31, 2023. The decrease in the number of homes in backlog was primarily a result of a shift in consumer preference to quick move-in homes and our associated pivot to build more spec homes.

Homes Completed or Under Construction:

	December 31,
	2024	2023	% Change
Unsold:
Completed	1,411	339	316%
Under construction	3,442	2,709	27%
Total unsold started homes	4,853	3,048	59%
Sold homes under construction or completed	389	1,812	(79)%
Model homes under construction or completed	462	542	(15)%
Total homes completed or under construction	5,704	5,402	6%
The increase in total unsold started homes and decrease in sold homes under construction or completed is due to our pivot to build more spec homes.
Lots Owned and Optioned (including homes completed or under construction):

	December 31, 2024			December 31, 2023
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total	Total % Change
West	10,300	2,542	12,842	9,957	1,186	11,143	15%
Mountain	5,084	1,266	6,350	5,038	1,088	6,126	4%
East	3,454	3,347	6,801	3,004	2,142	5,146	32%
Total	18,838	7,155	25,993	17,999	4,416	22,415	16%
Our total owned and optioned lots at December 31, 2024 were 25,993, an increase of 16% from December 31, 2023. We believe that our total lot supply is sufficient to meet our operating needs, consistent with our philosophy of maintaining a two to three year supply of land. See "Forward-Looking Statements" above.
Financial Services

	Year Ended December 31,
		Change			Change
	2024	Amount	%	2023	Amount	%	2022
	(Dollars in thousands)
Financial services revenues
Mortgage operations	$92,770	$16,291	21%	$76,479	$3,673	5%	$72,806
Other	55,916	9,825	21%	46,091	(12,826)	(22)%	58,917
Total financial services revenues	$148,686	$26,116	21%	$122,570	$(9,153)	(7)%	$131,723

Financial services pretax income
Mortgage operations	$46,308	$5,552	14%	$40,756	$10,579	35%	$30,177
Other	47,568	12,351	35%	35,217	(2,993)	(8)%	38,210
Total financial services pretax income	$93,876	$17,903	24%	$75,973	$7,586	11%	$68,387
For the year ended December 31, 2024, our financial services pretax income increased $17.9 million or 24% from the same period in the prior year. The increase in financial services pretax income was driven by both our mortgage operations and other financial services segments. The increase in mortgage operations was driven by increased volume due to our homebuilding operations and capture rate. This was partially offset by increased salary related expenses driven by higher headcount and commissions. The increase in other financial services was driven by our insurance operations which saw an increase in revenue due to an increase in homes closed as well as a favorable adjustment to insurance reserves.

The table below sets forth information for our mortgage operations relating to mortgage loans originated and capture rate.

	Year Ended December 31,
	2024	% or Percentage Change	2023	% or Percentage Change	2022
	(Dollars in thousands)
Total Originations:
Loans	7,317	35%	5,430	(8)%	5,876
Principal	$3,409,356	39%	$2,448,426	(11)%	$2,746,903
Capture Rate Data:
Capture rate as % of all homes delivered	76%	10%	66%	6%	60%
Capture rate as % of all homes delivered (excludes cash sales)	83%	11%	72%	8%	64%
Mortgage Loan Origination Product Mix:
FHA loans	31%	5%	26%	13%	13%
Other government loans (VA & USDA)	17%	(2)%	19%	(2)%	21%
Total government loans	48%	3%	45%	11%	34%
Conventional loans	52%	(3)%	55%	(11)%	66%
	100%	—%	100%	—%	100%
Loan Type:
Fixed rate	96%	(1)%	97%	(2)%	99%
ARM	4%	1%	3%	2%	1%
Credit Quality:
Average FICO Score	743	—%	741	—%	744
Other Data:
Average Combined LTV ratio	84%	1%	83%	2%	81%
Full documentation loans	100%	—%	100%	—%	100%
Loans Sold to Third Parties:
Loans	7,348	37%	5,356	(10)%	5,977
Principal	$3,408,798	41%	$2,419,558	(13)%	$2,785,712
Income Taxes

We recorded an income tax provision of $82.2 million, $125.1 million and $197.7 million for the years ended December 31, 2024, 2023 and 2022, respectively, and our resulting effective income tax rates were 20.3%, 23.8% and 26.0%, respectively. Our tax provision and effective tax rate are driven by (i) pre-tax book income for the full year, adjusted for items that are deductible/non-deductible for tax purposes only (i.e., permanent items); (ii) benefits from federal energy credits; (iii) taxable income generated in state jurisdictions that varies from consolidated income and (iv) stock based compensation windfalls recorded as discrete items. The difference between our effective tax rate for the year ended December 31, 2024, and the federal statutory rate 21% was primarily due to 2.3% in state taxes and a 6.1% increase for an uncertain tax position related to the Merger. These items were partially offset by a 7.8% decrease for stock-based compensation windfalls and a 4.3% decrease due to benefits for federal energy credits.

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
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of December 31, 2024, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, payments due on our Mortgage Repurchase Facility, purchase obligations related to expected acquisition of land under purchase agreements and land development agreements (many of which are secured by letters of credit or surety bonds) and operating leases. Other material cash requirements include land acquisition and development costs not yet contracted for, home construction costs, operating expenses, including our selling, general and administrative expenses, investments and funding of capital improvements and dividend payments.
At December 31, 2024, we had outstanding senior notes with varying maturities totaling an aggregate principal amount of $1.50 billion, with none payable within 12 months. Future interest payments associated with the notes total $1.19 billion, with $64.2 million payable within 12 months. As of December 31, 2024, we had $18.2 million of required operating lease future minimum payments.
At December 31, 2024, we had deposits of $52.0 million in the form of cash and $16.4 million in the form of letters of credit that secured option contracts to purchase 7,155 lots for a total estimated purchase price of $995.5 million.
At December 31, 2024, we had outstanding surety bonds and letters of credit totaling $322.4 million and $195.6 million, respectively, including $152.0 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $125.0 million and $149.0 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit. We have made no material guarantees with respect to third-party obligations.
Capital Resources
Our capital structure is primarily a combination of (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our 3.850% senior notes due 2030, 2.500% senior notes due 2031, 6.000% senior notes due 2043, and 3.966% senior notes due 2061; (3) our Revolving Credit Facility; and (4) our Mortgage Repurchase Facility. Because of our current balance of cash and cash equivalents, ability to access the capital markets, and available capacity under both our Revolving Credit Facility and Mortgage Repurchase Facility, we believe that our capital resources are adequate to satisfy our short and long-term capital requirements, including meeting future payments on our senior notes as they become due. See “Forward-Looking Statements” above.
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

Revolving Credit Facility. On November 19, 2024 the Company entered into an unsecured revolving credit agreement (“Revolving Credit Facility”) with a group of lenders, which may be used for general corporate purposes. The Revolving Credit Facility supersedes and replaces the Credit Agreement, dated as of December 13, 2013 and as amended as of December 17, 2014, December 18, 2015, September 29, 2017, November 1, 2018, December 28, 2020 and, April 11, 2023 and March 20, 2024. The aggregate commitment within the agreement is up to $900.0 million (the "Commitment"), with a $195.0 million sublimit for letters of credit. The aggregate amount of the commitments may increase to an amount not to exceed $1.40 billion upon our request, subject to receipt of additional commitments from existing or additional lenders and, in the case of additional lenders, the consent of the co-administrative agents. Unless terminated earlier, the Revolving Credit Facility will mature on November 17, 2028.
Borrowings under the Revolving Credit Facility bear interest at a floating rate equal to Term SOFR or Daily Simple SOFR (in each case as defined in the Revolving Credit Facility), plus an applicable margin between 1.125% and 1.625% per annum, or if selected by the Company, a base rate plus an applicable margin between 0.125% and 0.625% per annum. The “applicable margins” described above are determined by a schedule based on the leverage ratio of the Company, as defined in the Revolving Credit Facility. The Revolving Credit Facility also provides for customary fees including commitment fees payable to each lender ranging from 0.15% to 0.30% per annum based on the Company’s leverage ratio.
The Revolving Credit Facility is fully and unconditionally guaranteed, jointly and severally, by most of our homebuilding segment subsidiaries. The facility contains various representations, warranties and covenants that we believe are customary for agreements of this type. The financial covenants include a consolidated leverage test and interest coverage test, along with a consolidated tangible net worth covenant, all as defined in the Revolving Credit Facility.
The Revolving Credit Facility also contains customary events of default, including, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, breach of any financial covenant and change of control. Upon the occurrence and during the continuance of any event of default, the Administrative Agent, with the consent or at the direction of the required lenders, may accelerate the payment of the obligations thereunder and exercise various other customary default remedies. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of December 31, 2024.
We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At December 31, 2024 and 2023, there were $43.6 million and $40.8 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. We had $0.0 million and $10.0 million outstanding under the Revolving Credit Facility as of December 31, 2024 and 2023, respectively. As of December 31, 2024, availability under the Revolving Credit Facility was approximately $856.4 million.
Mortgage Repurchase Facility. HomeAmerican entered into the Second Amended and Restated Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”) on September 20, 2024. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $150 million (subject to increase by up to $150 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Amended and Restated Custody Agreement (“Custody Agreement”), dated as of September 20, 2024, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The total capacity of the facility at December 31, 2024 was $200 million. The termination date of the Repurchase Agreement is August 8, 2025.

At December 31, 2024 and 2023, HomeAmerican had $177.6 million and $205.0 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Pricing under the Mortgage Repurchase Facility is based on SOFR.

The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of December 31, 2024.

MDC Common Stock Repurchase Program
Through April 19, 2024, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock under this repurchase program during the year ended December 31, 2024 and the repurchase program ended upon the Merger.
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
Operating Cash Flow Activities
During the year ended December 31, 2024, net cash used in operating activities was $66.7 million compared with cash provided by operating activities of $561.6 million in the prior year period. During the year ended December 31, 2024 and 2023, one of the most significant sources of cash provided by operating activities was net income of $323.2 million and $401.0 million, respectively. The most significant source of cash used by operating activities during the year ended December 31, 2024 was cash used by housing completed or under construction of $241.4 million compared to $163.8 million during the prior year. Cash used in the year ended December 31, 2024 and 2023 were impacted by an increase in the number of homes under construction during the period. Another significant source of cash used by operating activities during the year ended December 31, 2024 was cash used by the increase in land and land under development of $230.7 million compared to cash provided by the decrease in land and land under development of $349.8 million during the year ended December 31, 2023. The increase in 2024 was the result of lot acquisitions outnumbering home starts during the year. Cash provided by the decrease in trade and other receivables for the year ended December 31, 2024 and 2023 was $39.8 million and $22.0 million, respectively. The decrease during the year ended December 31, 2024 was driven by a decrease of homes closed at the end of the period, which was partially offset by an increase in taxes receivable as a result of benefits associated with deductible executive compensation. Cash used in accounts receivable due from Parent was $22.2 million during the year ended December 31, 2024, driven by payments in connection with the Merger funded by the Company. There was no cash used in accounts receivable due from Parent in the year ended December 31, 2023. Cash provided in the change in accounts payable and accrued liabilities for the year ended December 31, 2024 was $12.7 million while cash used in the change in accounts payable and accrued liabilities for the year ended December 31, 2023 was $74.1 million. The change in accounts payable and accrued liabilities was due to decreased accrued compensation as a result of payments made in connection with the closing of the Merger as well as decreased escrow deposits. Cash provided to decrease mortgage loans held-for-sale, net was $21.4 million compared to cash used by the increase in mortgage loans held-for-sale, net of $28.7 million in the year ended December 31, 2024 and 2023, respectively. The decrease in mortgage loans held-for-sale was a result of an increase of loan funding at the end of the period compared to loan sales as of December 31, 2024.
Investing Cash Flow Activities
During the year ended December 31, 2024 and 2023, net cash provided by investing activities was $66.1 million and $469.4 million, respectively. The primary driver of this decrease is due to a decrease of the beginning balance of marketable securities for the year ended December 31, 2024 compared to 2023, leading to a decrease in cash provided by maturities during 2024.
Financing Cash Flow Activities
During the year ended December 31, 2024 and 2023, net cash used in financing activities was $803.3 million and $105.3 million respectively. The primary driver of this increase in net cash used in financing activities was the increase in distribution to Parent of $611.4 million during the year ended December 31, 2024 due to the Company's funding of a portion of the consideration of the Merger. Cash used to fund dividend payments decreased in the year ended December 31, 2024 due to no dividend being paid in the second quarter of 2024, slightly offset by an increase in the dividend per share during the first quarter of 2024 to $0.55 from $0.50. During the year ended December 31, 2024, cash used in the payments on mortgage repurchase facility, net was $27.4 million compared to $29.2 million of cash provided in the same period in the prior year. During the year ended December 31, 2024 and 2023 there was a higher level of originations compared to loan sales at period end. Cash used in issuance of shares under stock-based compensation programs, net was $25.6 million during the year ended December 31, 2024 compared to cash provided by issuances of shares under stock-based compensation programs, net of $20.8 million during the same period in the prior year. The change was resulting from a decrease in cash received from the exercise of stock options and an increase in shares withheld for the payment of taxes.
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
Insurance Reserves. The establishment of reserves for estimated losses associated with insurance policies issued by Allegiant and re-insurance agreements issued by StarAmerican are based on actuarial studies that include known facts and interpretations of circumstances, including our experience with similar cases and historical trends involving claim payment patterns, pending levels of unpaid claims, product mix or concentration, claim severity, frequency patterns depending on the business conducted, and changing regulatory and legal environments. Historical trends in claim severity and frequency patterns have been inconsistent and we believe they may continue to fluctuate. It is possible that changes in the insurance payment experience used in estimating our ultimate insurance losses could have a material impact on our insurance reserves. A 10% increase in both the claim frequency and the average cost per claim used to estimate the reserves would result in an increase in our insurance reserves and an associated increase in expense of approximately $20.3 million. A 10% decrease in both the claim frequency and the average cost per claim would result in a decrease in our insurance reserves and an associated reduction in expense of $18.4 million.
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
As of December 31, 2024, our cash and cash equivalents included commercial bank deposits and money market funds.
We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments, marketable securities and debt. Financial instruments utilized in the normal course of business by HomeAmerican include forward sales of mortgage-backed securities, which are commitments to sell a specified financial instrument at a specified future date for a specified price, mandatory delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price within a specified time period, and best-effort delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price subject to the underlying mortgage loans being funded and closed. Such contracts are the only significant financial and derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process for which an interest rate lock commitment had been made to a borrower that had not closed at December 31, 2024 had an aggregate principal balance of $57.8 million, of which $56.9 million had not yet been committed to a mortgage purchaser. In addition, HomeAmerican had mortgage loans held-for-sale with an aggregate principal balance of $251.9 million at December 31, 2024, of which $149.9 million had not yet been committed to a mortgage purchaser. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale that had not yet been committed to a mortgage purchaser, HomeAmerican had forward sales of securities totaling $189.0 million and $311.5 million at December 31, 2024 and December 31, 2023, respectively.

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

At December 31, 2024, we had $177.6 million of mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported under Mortgage Repurchase Facility in the consolidated balance sheets. The following table provides the maturities, average interest rate and estimated fair value of significant financial instruments that are sensitive to changes in interest rates at December 31, 2024.

	Maturities through December 31,							Estimated Fair Value
	2025	2026	2027	2028	2029	Thereafter	Total
	(Dollars in thousands)
Assets:
Mortgage loans held for sale (1)
Fixed Rate	$251,840	$—	$—	$—	$—	$—	$251,840	$236,806
Average interest rate	4.88%						4.88%
Liabilities:
Fixed rate debt	$—	$—	$—	$—	$—	$1,500,000	$1,500,000	$1,252,457
Average interest rate						4.28%	4.28%
Mortgage facility	$177,618	$—	$—	$—	$—	$—	$177,618	$177,618
Average interest rate	4.87%						4.87%
Derivative and Financial Instruments:
Commitments to originate mortgage loans
Notional amount	$57,807	$—	$—	$—	$—	$—	$57,807	$(277)
Average interest rate	5.62%						5.62%
Forward sales of mortgage backed securities
Notional amount	$189,000	$—	$—	$—	$—	$—	$189,000	$2,517
Average interest rate	4.76%						4.76%
__________________________________
(1)All the amounts in this line reflect the expected 2025 disposition of these loans rather than the actual scheduled maturity dates of these mortgages.

Item 8. Financial Statements and Supplementary Data
M.D.C. HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of M.D.C. Holdings, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of M.D.C. Holdings, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Evaluation of Insurance Reserves
Description of the Matter
At December 31, 2024, the insurance reserves totaled $96.9 million for the estimated incurred cost of construction defect claims. As more fully described in Note 1 to the consolidated financial statements, the Company establishes the reserves for estimated losses based on actuarial studies that include known facts and interpretations of circumstances.

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

How We Addressed the Matter in Our Audit
We obtained an understanding of the Company’s process to estimate the reserves. For example, we obtained an understanding over management’s review of the actuary’s analysis, including management's procedures over the underlying data used by the actuary and the consideration by management over whether historical claim information requires adjustment.

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

Evaluation of Inventories for Impairment

Description of the Matter	As of and for the year ended December 31, 2024, the Company reported inventories of approximately $3.8 billion and impairment charges of $16.8 million. The Company’s inventories are primarily associated with subdivisions where it intends to construct and sell homes, including models and unsold homes. As more fully described in Note 1 to the consolidated financial statements, management evaluates inventories for impairment at each quarter end on a subdivision level basis.

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

How We Addressed the Matter in Our Audit	We obtained an understanding over the Company’s inventory impairment process. For example, we obtained an understanding over management’s review of the significant assumptions and data inputs utilized in its test for recoverability and, when applicable, its measurement of impairment losses.

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
Denver, Colorado
February 11, 2025

M.D.C. HOLDINGS, INC.
Consolidated Balance Sheets

	December 31, 2024	December 31, 2023
	(Dollars in thousands, except per share amounts)
ASSETS
Homebuilding:
Cash and cash equivalents	$605,653	$1,475,964
Restricted cash	1,222	4,094
Trade and other receivables	87,465	119,004
Accounts receivable due from Parent	22,190	—
Inventories:
Housing completed or under construction	2,116,229	1,881,268
Land and land under development	1,636,024	1,419,778
Total inventories	3,752,253	3,301,046
Property and equipment, net	67,855	82,218
Deferred tax assets, net	21,648	38,830
Prepaids and other assets	121,505	76,036
Total homebuilding assets	4,679,791	5,097,192
Financial Services:
Cash and cash equivalents	232,217	162,839
Marketable securities	—	78,250
Mortgage loans held-for-sale, net	236,806	258,212
Other assets	21,828	34,592
Total financial services assets	490,851	533,893
Total Assets	$5,170,642	$5,631,085
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$121,152	$114,852
Accrued and other liabilities	316,197	326,478
Revolving credit facility	—	10,000
Senior notes, net	1,484,267	1,483,404
Total homebuilding liabilities	1,921,616	1,934,734
Financial Services:
Accounts payable and accrued liabilities	121,667	113,485
Mortgage repurchase facility	177,618	204,981
Total financial services liabilities	299,285	318,466
Total Liabilities	2,220,901	2,253,200
Stockholders' Equity
Common stock, $0.01 par value; 150 and 250,000,000 shares authorized; 100 and 74,661,479 issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	747
Additional paid-in-capital	1,197,734	1,824,434
Retained earnings	1,752,007	1,552,653
Accumulated other comprehensive income	—	51
Total Stockholders' Equity	2,949,741	3,377,885
Total Liabilities and Stockholders' Equity	$5,170,642	$5,631,085
The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Income

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$5,285,366	$4,520,296	$5,586,264
Home cost of sales	(4,347,342)	(3,684,487)	(4,214,379)
Inventory impairments	(16,750)	(29,700)	(121,875)
Total cost of sales	(4,364,092)	(3,714,187)	(4,336,254)
Gross margin	921,274	806,109	1,250,010
Selling, general and administrative expenses	(619,536)	(429,894)	(536,395)
Interest and other income	55,021	73,567	10,843
Transaction costs	(39,361)	—	—
Other income (expense), net	(5,872)	350	(32,991)
Homebuilding pretax income	311,526	450,132	691,467

Financial Services:
Revenues	148,686	122,570	131,723
Expenses	(74,767)	(62,942)	(71,327)
Other income (expense), net	19,957	16,345	7,991
Financial services pretax income	93,876	75,973	68,387

Income before income taxes	405,402	526,105	759,854
Provision for income taxes	(82,172)	(125,100)	(197,715)
Net income	$323,230	$401,005	$562,139

Other comprehensive income net of tax:
Unrealized gain related to available-for-sale debt securities	$(51)	$51	$—
Other comprehensive income	(51)	51	—
Comprehensive income	$323,179	$401,056	$562,139
The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Stockholders' Equity
(Dollars in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 31, 2021	70,668,093	$707	$1,709,276	$887,163	$—	$2,597,146
Net Income	—	—	—	562,139	—	562,139
Shares issued under stock-based compensation programs, net	1,931,633	19	16,821	—	—	16,840
Cash dividends declared	—	—	—	(142,417)	—	(142,417)
Stock-based compensation expense	—	—	58,076	—	—	58,076
Forfeiture of restricted stock	(14,130)	—	—		—	—
Balance at December 31, 2022	72,585,596	$726	$1,784,173	$1,306,885	$—	$3,091,784
Net Income	—	—	—	401,005	—	401,005
Other comprehensive income (loss)	—	—	—	—	51	51
Shares issued under stock-based compensation programs, net	2,079,536	21	20,752	—	—	20,773
Cash dividends declared	—	—	—	(155,237)	—	(155,237)
Stock-based compensation expense	—	—	19,509	—	—	19,509
Forfeiture of restricted stock	(3,653)	—	—	—	—	—
Balance at December 31, 2023	74,661,479	$747	$1,824,434	$1,552,653	$51	$3,377,885
Net Income	—	—	—	323,230	—	323,230
Other comprehensive income (loss)	—	—	—	—	(51)	(51)
Shares issued under stock-based compensation programs, net	388,176	3	(25,601)	—	—	(25,598)
Cash dividends declared	—	—	—	(123,876)	—	(123,876)
Stock-based compensation expense	—	—	2,805	—	—	2,805
Forfeiture of restricted stock	(301)	—	—	—	—	—
Effect of Merger transaction	(75,049,254)	(750)	(603,904)	—	—	(604,654)
Balance at December 31, 2024	100	$—	$1,197,734	$1,752,007	$—	$2,949,741
The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Operating Activities:
Net income	$323,230	$401,005	$562,139
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	1,319	23,468	60,985
Depreciation and amortization	31,725	25,553	27,751
Inventory impairments	16,750	29,700	121,875
Project abandonment costs	4,967	(45)	33,129
Amortization of discount of marketable debt securities	(4,682)	(29,673)	(4,290)
Deferred income tax expense	17,196	10,408	(31,310)
Net changes in assets and liabilities:
Trade and other receivables	39,779	21,986	(21,784)
Accounts receivable due from Parent	(22,190)	—	—
Mortgage loans held-for-sale, net	21,406	(28,699)	53,016
Housing completed or under construction	(241,401)	(163,877)	186,265
Land and land under development	(230,660)	349,783	(95,402)
Prepaids and other assets	(36,775)	(3,886)	31,736
Accounts payable and accrued liabilities	12,676	(74,093)	(18,464)
Net cash provided by (used in) operating activities	(66,660)	561,630	905,646
Investing Activities:
Purchases of marketable securities	(177,133)	(1,166,412)	(656,810)
Maturities of marketable securities	260,000	1,679,000	100,000
Purchases of property and equipment	(16,733)	(43,145)	(29,075)
Net cash provided by (used in) investing activities	66,134	469,443	(585,885)
Financing Activities:
Advances (payments) on mortgage repurchase facility, net	(27,363)	29,229	(80,548)
Payments on homebuilding line of credit, net	(10,000)	—	—
Dividend payments	(123,876)	(155,237)	(142,417)
Payments of deferred debt issuance costs	(5,073)	(36)	—
Distribution to Parent	(611,369)	—	—
Issuance of shares under stock-based compensation programs, net	(25,598)	20,773	16,840
Net cash provided by (used in) financing activities	(803,279)	(105,271)	(206,125)
Net increase in cash, cash equivalents and restricted cash	(803,805)	925,802	113,636
Cash, cash equivalents and restricted cash:
Beginning of year	1,642,897	717,095	603,459
End of year	$839,092	$1,642,897	$717,095
Reconciliation of cash, cash equivalents and restricted cash:
Homebuilding:
Cash and cash equivalents	$605,653	$1,475,964	$696,075
Restricted cash	1,222	4,094	3,143
Financial Services:
Cash and cash equivalents	232,217	162,839	17,877
Total cash, cash equivalents and restricted cash	$839,092	$1,642,897	$717,095
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
Merger.    On April 19, 2024, the Company completed the transactions contemplated by the Agreement and Plan of Merger, dated as of January 17, 2024 (the “Merger Agreement”), by and among the Company, SH Residential Holdings, LLC (“Parent”), Clear Line, Inc., a wholly owned subsidiary of Parent (“Merger Sub”), and, solely for the purposes of Section 6.2, Section 6.17 and Section 9.15 of the Merger Agreement, Sekisui House, Ltd. (“Guarantor”), providing for the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation (the “Merger”). See further information on Note 24, Merger.
Description of Business. We have homebuilding operations in Alabama, Arizona, California, Colorado, Florida, Idaho, Maryland, Nevada, New Mexico, Oregon, Tennessee, Texas, Utah, Virginia and Washington. The primary functions of our homebuilding operations include land acquisition and development, home construction, purchasing, marketing, merchandising, sales and customer service. We build and sell primarily single-family detached homes, which are designed and built to meet local customer preferences. We are the general contractor for all of our projects and retain subcontractors for site development and home construction.
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
Restricted Cash. We receive cash earnest money deposits from our customers who enter into home sale contracts. In certain states we are restricted from using such deposits for general purposes, unless we take measures to release state imposed restrictions on such deposits received from homebuyers, which may include posting blanket surety bonds. We had $1.2 million and $4.1 million in restricted cash related to homebuyer deposits at December 31, 2024 and 2023, respectively.
Trade and Other Receivables. Trade and other receivables primarily includes home sale receivables, which reflects cash to be received from title companies or outside brokers associated with closed homes. Generally, we will receive cash from title companies and outside brokers within a few days of the home being closed. At December 31, 2024 and 2023, receivables from contracts with customers were $12.1 million and $73.9 million, respectively, and are included in trade and other receivables on the accompanying consolidated balance sheets.
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
Property and Equipment, net. Property and equipment is carried at cost less accumulated depreciation. For property and equipment related to on-site sales facilities, depreciation is recorded using the units of production method as homes are delivered. For all other property and equipment, depreciation is recorded using a straight-line method over the estimated useful lives of the related assets, which range from 2 to 16 years. Depreciation and amortization expense for property and equipment was $30.9 million, $23.9 million and $26.4 million for the years ended December 31, 2024, 2023 and 2022, respectively, which is recorded in selling, general and administrative expenses in the homebuilding or expenses in the financial services sections of our consolidated statements of operations and comprehensive income.
The following table sets forth the cost and carrying value of our homebuilding property and equipment by major asset category.

	Cost	Accumulated Depreciation and Amortization	Carrying Value
December 31, 2024:	(Dollars in thousands)
Sales facilities	$82,902	$(56,320)	$26,582
Aircraft	54,576	(16,405)	38,171
Computer software and equipment	23,112	(21,831)	1,281
Leasehold improvements	8,283	(6,923)	1,360
Other	3,379	(2,918)	461
Total	$172,252	$(104,397)	$67,855

December 31, 2023:
Sales facilities	$88,929	$(52,647)	$36,282
Aircraft	54,317	(13,298)	41,019
Computer software and equipment	25,617	(23,181)	2,436
Leasehold improvements	9,481	(7,747)	1,734
Other	3,384	(2,637)	747
Total	$181,728	$(99,510)	$82,218
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
Variable Interest Entities. In accordance with ASC Topic 810, Consolidation (“ASC 810”), we analyze our land option contracts and other contractual arrangements to determine whether the corresponding land sellers are variable interest entities (“VIEs”) and, if so, whether we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact VIE’s economic performance, including, but not limited to, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. We also consider whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. We have concluded that, as of December 31, 2024 and 2023, we were not the primary beneficiary of any VIEs from which we are purchasing land under land option contracts.
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
Based on our analysis, we have concluded that as of December 31, 2024 and 2023, our goodwill was not impaired.
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

2.    Recently Issued Accounting Standards
Adoption of New Accounting Standards
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2020-04, “Reference Rate Reform (Topic 848),” as amended by ASU 2021-01 in January 2021 and ASU 2022-06 in December 2022, directly addressing the effects of reference rate reform on financial reporting as a result of the cessation of the publication of certain LIBOR rates beginning December 31, 2021, with complete elimination of the publication of the LIBOR rates by June 30, 2023. The guidance provides optional expedients and exceptions for applying U.S. Generally Accepted Accounting Principles ("GAAP") to contracts, hedging relationships and other transactions affected by reference rate reform by virtue of referencing LIBOR or another reference rate expected to be discontinued. This guidance became effective on March 12, 2020 and can be adopted no later than December 31, 2024, with early adoption permitted. We adopted this amendment in the second quarter of 2023. The adoption of ASU 2020-04, as amended by ASU 2021-01 and ASU 2022-06, did not have a material impact on our consolidated balance sheet or consolidated statement of operations and comprehensive income.
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through additional and more detailed information about a reportable segment's expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. We adopted this amendment in the fourth quarter of 2024. As a result of the adoption, there was no material impact on our consolidated balance sheet or consolidated statement of operations and comprehensive income. Footnote 4 (Segment Reporting) was updated to comply with the new required disclosures.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. This amendment modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold, (2) the amount of income taxes paid (net of refunds received) (disaggregated by federal, state, and foreign taxes) as well as individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid net of refunds, (3) the income or loss from continuing operations before income tax expense or benefit (disaggregated between domestic and foreign) and (4) income tax expense or benefit from continuing operations (disaggregated by federal, state and foreign). The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, while retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)" ("ASU 2024-03"). The amendments in this update enhance disclosures about a public business entity’s expenses and provide more detailed information about the types of expenses included in certain expense captions in the consolidated financial statements. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

3.    Supplemental Income Statement and Cash Flow Disclosure
The table below details homebuilding interest and other income and financial services other income (expense), net:

	Year Ended December 31,
	2024	2023	2022
Homebuilding	(Dollars in thousands)
Interest and other income
Interest income	$49,966	$70,458	$9,166
Other income	5,055	3,109	1,677
Total	$55,021	$73,567	$10,843
Financial Services
Other income (expense), net
Interest income	$19,957	$16,345	$7,991
Total	$19,957	$16,345	$7,991
The table below sets forth supplemental disclosures of cash flow information and non-cash investing and financing activities.

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Cash paid for:
Interest, net of interest capitalized	$2,741	$917	$744
Income taxes	$55,166	$161,454	$214,316

4.    Segment Reporting
An operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Chief Operating Decision Maker (“CODM”), or decision-making group, to evaluate performance and make operating decisions. We have identified our CODM as two key executives—the Executive Chairman and the Chief Executive Officer (“CEO”). The CODMs' evaluation of segment performance is based on segment pretax income for all reportable segments. Pretax income is used at the segment level for forecasting and actual results to evaluate performance of each segment and further assist in decision making regarding allocation of capital and other resources between segments.
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
•Mountain (Colorado, Idaho and Utah)
•East (Alabama, Florida, Maryland, Tennessee and Virginia)
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
The following tables present operating results relating to our homebuilding and financial services operations:

	Year Ended December 31, 2024
	(Dollars in thousands)
	Homebuilding				Financial Services
	West	Mountain	East	Corporate	Mortgage operations	Other	Total
Revenues	$3,090,796	$1,364,510	$830,060	$—	$92,770	$55,916	$5,434,052
Home cost of sales	$(2,528,868)	$(1,127,744)	$(690,730)	$—	$—	$—	$(4,347,342)
Inventory impairments	$(11,600)	$(400)	$(4,750)	$—	$—	$—	$(16,750)
Selling, general and administrative expenses	$(258,818)	$(107,103)	$(88,185)	$(165,430)	$—	$—	$(619,536)
Transaction costs	$—	$—	$—	$(39,361)	$—	$—	$(39,361)
Interest and other income (1)	$788	$383	$382	$53,468	$—	$—	$55,021
Expenses (2)	$—	$—	$—	$—	$(54,261)	$(20,506)	$(74,767)
Other income (expense), net (3)	$(3,203)	$(440)	$(1,456)	$(773)	$7,799	$12,158	$14,085
Pretax income	$289,095	$129,206	$45,321	$(152,096)	$46,308	$47,568	$405,402

	Year Ended December 31, 2023
	(Dollars in thousands)
	Homebuilding				Financial Services
	West	Mountain	East	Corporate	Mortgage operations	Other	Total
Revenues	$2,624,373	$1,267,586	$628,337	$—	$76,479	$46,091	$4,642,866
Home cost of sales	$(2,169,721)	$(1,017,088)	$(497,678)	$—	$—	$—	$(3,684,487)
Inventory impairments	$(19,350)	$(10,350)	$—	$—	$—	$—	$(29,700)
Selling, general and administrative expenses	$(218,706)	$(96,345)	$(66,688)	$(48,155)	$—	$—	$(429,894)
Interest and other income (1)	$2,371	$526	$307	$70,363	$—	$—	$73,567
Expenses (2)	$—	$—	$—	$—	$(41,555)	$(21,387)	$(62,942)
Other income (expense), net (3)	$593	$(491)	$(56)	$304	$5,832	$10,513	$16,695
Pretax income	$219,560	$143,838	$64,222	$22,512	$40,756	$35,217	$526,105

	Year Ended December 31, 2022
	(Dollars in thousands)
	Homebuilding				Financial Services
	West	Mountain	East	Corporate	Mortgage operations	Other	Total
Revenues	$3,024,056	$1,689,376	$872,832	$—	$72,806	$58,917	$5,717,987
Home cost of sales	$(2,250,503)	$(1,300,082)	$(663,794)	$—	$—	$—	$(4,214,379)
Inventory impairments	$(96,860)	$(22,500)	$(2,515)	$—	$—	$—	$(121,875)
Selling, general and administrative expenses	$(243,378)	$(114,717)	$(74,776)	$(103,524)	$—	$—	$(536,395)
Interest and other income (1)	$865	$629	$203	$9,146	$—	$—	$10,843
Expenses (2)	$—	$—	$—	$—	$(47,565)	$(23,762)	$(71,327)
Other income (expense), net (3)	$(20,754)	$(7,250)	$(5,126)	$139	$4,936	$3,055	$(25,000)
Pretax income	$413,426	$245,456	$126,824	$(94,239)	$30,177	$38,210	$759,854

(1) Includes interest income and gain (loss) on sale of other assets.
(2) Includes interest expense, general and administrative expense.
(3) Includes abandoned project costs (Homebuilding) and interest income (Financial Services).

The following table summarizes total assets for our homebuilding and financial services operations. The assets in our West, Mountain and East segments consist primarily of inventory while the assets in our Corporate segment primarily includes cash and cash equivalents, trade and other receivables and deferred tax assets. The assets in our financial services operations consist mostly of cash and cash equivalents, marketable securities and mortgage loans held-for-sale.

	December 31,
	2024	2023
	(Dollars in thousands)
Homebuilding Assets
West	$2,261,391	$2,155,357
Mountain	1,055,134	874,031
East	593,167	459,078
Corporate	770,099	1,608,726
Total homebuilding assets	$4,679,791	$5,097,192

Financial Services
Mortgage operations	$260,899	$295,092
Other	229,952	238,801
Total financial services assets	$490,851	$533,893

Total assets	$5,170,642	$5,631,085

5.    Earnings Per Share
The following table shows our basic and diluted EPS calculations:

	Year Ended December 31,
	2023	2022
	(Dollars in thousands, except per share amounts)
Numerator
Net income	$401,005	$562,139
Less: distributed earnings allocated to participating securities	(895)	(717)
Less: undistributed earnings allocated to participating securities	(1,353)	(2,026)
Net income attributable to common stockholders (numerator for basic earnings per share)	398,757	559,396
Add back: undistributed earnings allocated to participating securities	1,353	2,026
Less: undistributed earnings reallocated to participating securities	(1,329)	(1,987)
Numerator for diluted earnings per share under two-class method	$398,781	$559,435

Denominator
Weighted-average common shares outstanding	73,505,508	71,035,558
Add: dilutive effect of stock options	1,347,513	1,382,340
Add: dilutive effect of contingently issuable equity awards	504,944	525,946
Denominator for diluted earnings per share under two-class method	75,357,965	72,943,844

Basic Earnings Per Common Share	$5.42	$7.87
Diluted Earnings Per Common Share	$5.29	$7.67

Diluted EPS for the years ended December 31, 2023 and 2022 excluded options to purchase approximately 15,000 and 1,861,534 shares, respectively, of common stock because the effect of their inclusion would be anti-dilutive. Upon completion of the Merger, the Company no longer has public traded securities and therefore did not present EPS for the year ended December 31, 2024.
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
The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis, except those for which the carrying values approximate fair values:

		Fair Value
Financial Instrument	Hierarchy	December 31, 2024	December 31, 2023
		(Dollars in thousands)
Marketable securities
Debt securities (available-for-sale)	Level 1	$—	$78,250

Mortgage loans held-for-sale, net	Level 2	$236,806	$258,212

Derivative and financial instruments, net (Note 18)
Interest rate lock commitments	Level 2	$(277)	$5,118
Forward sales of mortgage-backed securities	Level 2	$4,047	$(5,388)
Mandatory delivery forward loan sale commitments	Level 2	$515	$(816)
Best-effort delivery forward loan sale commitments	Level 2	$3	$(4)
The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of December 31, 2024 and 2023.

Debt securities. Our debt securities consist of U.S. government treasury securities with original maturities upon acquisition of less than six months and are treated as available-for-sale investments and, as such, are recorded at fair value with all changes in fair value initially recorded through other comprehensive income. Debt securities are reviewed on a regular basis for impairment. There were no impairments recorded during both the twelve months ended December 31, 2024 and 2023.
The estimated fair value, gross unrealized holding gains, gross unrealized holding losses and amortized cost for debt securities by major classification are as follows:

	December 31, 2024				December 31, 2023
	(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government	$—	$—	$—	$—	$78,185	$65	$—	$78,250
Total Debt Securities	$—	$—	$—	$—	$78,185	$65	$—	$78,250
Mortgage Loans Held-for-Sale, Net. Our mortgage loans held-for-sale, which are measured at fair value on a recurring basis include (1) mortgage loans held-for-sale that are under commitments to sell and (2) mortgage loans held-for-sale that were not under commitments to sell. At December 31, 2024 and 2023, we had $95.6 million and $105.1 million, respectively, in fair value of mortgage loans held-for-sale that were under commitments to sell. The fair value for those loans was based on quoted market prices for those mortgage loans, which are Level 2 fair value inputs. At December 31, 2024 and 2023, we had $141.2 million and $153.1 million, respectively, in fair value of mortgage loans held-for-sale that were not under commitments to sell.

The fair value for those loans was primarily based upon the estimated market price received from a third-party, which is a Level 2 fair value input. The unpaid principal balances of all mortgage loans held for sale at December 31, 2024 and 2023 were $251.9 million and $256.3 million, respectively.
Gains (losses) on sales of mortgage loans, net, are included as a component of revenues in the financial services section of our consolidated statements of operations and comprehensive income. For twelve months ended December 31, 2024, 2023, and 2022, we recorded gain (loss) on mortgage loans held-for-sale, net of $(13.6) million, $(0.8) million, and $(18.0) million, respectively.
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

	December 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
$300 million 3.850% senior notes due January 2030, net	$298,478	$282,124	$298,207	$273,580
$350 million 2.500% senior notes due January 2031, net	348,010	303,020	347,708	286,957
$500 million 6.000% senior notes due January 2043, net	491,596	499,370	491,351	464,658
$350 million 3.966% senior notes due August 2061, net	346,183	255,605	346,138	227,262
Total	$1,484,267	$1,340,119	$1,483,404	$1,252,457

7.    Inventories
The table below sets forth, by reportable segment, information relating to our homebuilding inventories.

	December 31, 2024	December 31, 2023
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$1,112,172	$1,163,495
Mountain	616,200	448,735
East	387,857	269,038
Subtotal	2,116,229	1,881,268
Land and Land Under Development:
West	1,069,594	874,605
Mountain	408,189	382,897
East	158,241	162,276
Subtotal	1,636,024	1,419,778
Total Inventories	$3,752,253	$3,301,046

Inventory impairments recognized by segment for the years ended December 31, 2024, 2023 and 2022 are shown in the table below.

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$4,851	$3,673	$8,017
Mountain	400	1,533	1,812
East	1,922	—	—
Subtotal	7,173	5,206	9,829
Land and Land Under Development:
West	6,749	15,677	88,843
Mountain	—	8,817	20,688
East	2,828	—	2,515
Subtotal	9,577	24,494	112,046
Total Inventory Impairments	$16,750	$29,700	$121,875
The table below provides quantitative data, for the periods presented, where applicable, used in determining the fair value of the impaired inventory.

	Impairment Data			Quantitative Data
Three Months Ended	Number of Subdivisions Impaired	Inventory Impairments	Fair Value of Inventory After Impairments	Discount Rate
	(Dollars in thousands)
September 30, 2024	3	$6,300	$27,423		15%
June 30, 2024	4	4,550	27,834	12%	—	15%
March 31, 2024	3	5,900	17,634	12%	—	18%
Total		$16,750

December 31, 2023	3	$2,200	$13,273	12%	—	15%
September 30, 2023	2	6,200	17,116	15%	—	18%
June 30, 2023	1	13,500	17,886		18%
March 31, 2023	1	7,800	13,016		18%
Total		$29,700

December 31, 2022	16	$92,800	$96,496	15%	—	20%
September 30, 2022	9	28,415	44,615	15%	—	18%
March 31, 2022	1	660	1,728		N/A
Total		$121,875

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

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Homebuilding interest incurred	$69,886	$69,901	$69,450
Less: Interest capitalized	(69,886)	(69,901)	(69,450)
Homebuilding interest expensed	$—	$—	$—

Interest capitalized, beginning of period	$64,659	$59,921	$58,054
Plus: Interest capitalized during period	69,886	69,901	69,450
Less: Previously capitalized interest included in home and land cost of sales	(77,375)	(65,163)	(67,583)
Interest capitalized, end of period	$57,170	$64,659	$59,921

9.    Homebuilding Prepaids and Other Assets
The following table sets forth the components of homebuilding prepaids and other assets.

	December 31,
	2024	2023
	(Dollars in thousands)
Operating lease right-of-use asset (Note 10)	$16,146	$21,817
Land option deposits	52,038	27,988
Prepaids	37,130	15,323
Goodwill	6,008	6,008
Deferred debt issuance costs on revolving credit facility, net	5,943	3,355
Other	4,240	1,545
Total	$121,505	$76,036

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
Components of operating lease expense were as follows:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Operating lease cost [1]	$8,540	$8,634	$8,645
Sublease income	(386)	(588)	(507)
Net lease cost	$8,154	$8,046	$8,138
1 Includes variable lease costs, which are immaterial.
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,614	$8,271	$8,147
Leased assets obtained in exchange for new operating lease liabilities	$1,384	$3,238	$6,980
Weighted-average remaining lease term and discount rate for operating leases were as follows:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (years)	2.5	3.3
Weighted-average discount rate	5.5%	5.5%
Maturities of operating lease liabilities were as follows:

Year Ended December 31,
(Dollars in thousands)
2025	$7,697
2026	7,118
2027	2,120
2028	1,178
2029	81
Thereafter	—
Total operating lease payments	$18,194
Less: Interest	(1,213)
Present value of operating lease liabilities [1]	$16,981
____________________________
1 Homebuilding and financial services operating lease liabilities of $16.9 million and $0.1 million, respectively, are included as a component of accrued and other liabilities and accounts payable and accrued liabilities, respectively, in the homebuilding and financial services section of our consolidated balance sheets at December 31, 2024.

11.    Homebuilding Accrued and Other Liabilities and Financial Services Accounts Payable and Accrued Liabilities
The following table sets forth information relating to homebuilding accrued and other liabilities.

	December 31,
	2024	2023
	(Dollars in thousands)
Accrued compensation and related expenses	$86,925	$93,013
Customer and escrow deposits	5,116	33,633
Warranty accrual (Note 12)	50,753	44,082
Lease liability (Note 10)	16,867	22,939
Land development and home construction accruals	19,303	19,262
Accrued interest	30,934	30,934
Construction defect claim reserves (Note 13)	11,209	11,433
Retentions payable	15,621	14,765
Other accrued liabilities	79,469	56,417
Total accrued and other liabilities	$316,197	$326,478
The following table sets forth information relating to financial services accounts payable and accrued liabilities.

	December 31,
	2024	2023
	(Dollars in thousands)
Insurance reserves (Note 13)	$96,851	$89,326
Accounts payable and other accrued liabilities	24,816	24,159
Total accounts payable and accrued liabilities	$121,667	$113,485

12.    Warranty Accrual
The table set forth below summarizes accrual, adjustment and payment activity related to our warranty accrual for the years ended December 31, 2024, 2023 and 2022. The warranty accrual increased due to $6.3 million of warranty adjustments during the year ended December 31, 2024. This adjustment was due to higher general warranty related expenditures. From time to time, we change our warranty accrual rates based on payment trends. Any changes made to those rates did not materially affect our warranty expense or gross margin from home sales for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Balance at beginning of period	$44,082	$46,857	$37,491
Expense provisions	27,880	24,122	27,125
Cash payments	(27,459)	(26,897)	(20,872)
Adjustments	6,250	—	3,113
Balance at end of period	$50,753	$44,082	$46,857

13.    Insurance and Construction Defect Claim Reserves
The following table summarizes our insurance and defect claim reserves activity for the years ended December 31, 2024, 2023 and 2022. These reserves are included as a component of accounts payable and accrued liabilities and accrued and other liabilities in either the financial services or homebuilding sections of the consolidated balance sheets, respectively.

	December 31,
	2024	2023	2022
	(Dollars in thousands)
Balance at beginning of period	$100,759	$94,574	$82,187
Expense provisions	20,466	17,721	19,537
Cash payments, net of recoveries	(8,266)	(11,536)	(7,150)
Adjustments	(4,899)	—	—
Balance at end of period	$108,060	$100,759	$94,574
In the ordinary course of business, we make payments from our insurance and construction defect claim reserves to settle litigation claims arising primarily from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the years ended December 31, 2024, 2023 and 2022, are not necessarily indicative of what future cash payments will be for subsequent periods. The adjustment of ($4.9 million) to the insurance and defect claim reserve during the year ended December 31, 2024 was due to favorable emergence in insurance related claim activity during the year.

14.    Income Taxes
As a result of the Merger described in Footnote 24, and effective April 20, 2024, the Company is included in the Sekisui House US Holdings (parent of SH Residential Holdings, LLC) consolidated tax group for U.S. federal income tax purposes. Although the Company’s post-merger results are included in the Sekisui House consolidated return, our income tax provision is calculated primarily as though we were a separate taxpayer for the full year. However, under certain circumstances, transactions between the Company and Sekisui House are assessed using consolidated tax return rules and any difference in liability between the separate company method are addressed in a tax sharing arrangement.
Our provision for income taxes for the years ended December 31, 2024, 2023 and 2022 consisted of the following:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Current tax provision:
Federal	$51,459	$87,445	$174,965
State	13,517	27,247	54,060
Total current	64,976	114,692	229,025

Deferred tax provision:
Federal	12,699	8,802	(26,030)
State	4,497	1,606	(5,280)
Total deferred	17,196	10,408	(31,310)
Provision for income taxes	$82,172	$125,100	$197,715
The provision for income taxes differs from the amount that would be computed by applying the statutory federal income tax rate of 21% in 2024, 2023 and 2022 to income before income taxes as a result of the following:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Tax expense computed at federal statutory rate	$85,134	$110,482	$159,569
State income tax expense, net of federal benefit	9,178	19,523	30,213
Limitation on executive compensation	5,374	6,509	23,778
Tax expense (benefit) related to an increase (decrease) in unrecognized tax benefits	24,694	(263)	215
Stock based compensation (windfall)/shortfall	(27,533)	(6,701)	(2,553)
Federal energy credits	(17,297)	(8,938)	(15,265)
Merger related benefit payments	(9,342)	—	—
Rate changes	1,804	432	19
Transaction costs	4,755	—	—
Change in valuation allowance	221	1,524	(1,065)
Other	5,184	2,532	2,804
Provision for income taxes	$82,172	$125,100	$197,715

Effective tax rate	20.3%	23.8%	26.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax asset are as follows:

	December 31,
	2024	2023
	(Dollars in thousands)
Deferred tax assets:
State net operating loss carryforwards	$3,997	$3,906
Stock-based compensation expense	—	1,492
Warranty, litigation and other reserves	16,224	16,542
Accrued compensation	1,502	9,067
Asset impairment charges	10,263	26,316
Inventory, additional net costs capitalized for tax purposes	15,978	10,955
Other, net	2,170	406
Total deferred tax assets	50,134	68,684
Valuation allowance	(3,996)	(3,775)
Total deferred tax assets, net of valuation allowance	46,138	64,909

Deferred tax liabilities:
Property, equipment and other assets	11,522	15,343
Deferral of profit on home sales	3,188	6,139
State deferral	4,185	2,859
Other, net	5,595	1,738
Total deferred tax liabilities	24,490	26,079
Net deferred tax asset	$21,648	$38,830
At December 31, 2024, we had no federal net operating loss or alternative minimum tax carryforwards. However, we had $4.0 million in tax-effected state net operating loss carryforwards. The state operating loss carryforwards, if unused, begin expiring in 2028.
At December 31, 2024, we had a valuation allowance of $4.0 million, an increase of $0.2 million from the prior year. The valuation allowance is related to various state net operating loss carryforwards where realization is uncertain at this time due to the limited carryforward periods coupled with minimal activity that exists in certain states.
At December 31, 2024 and 2023, our total liability for uncertain tax positions including interest and penalties was $25.0 million and $0.4 million, respectively. The following table summarizes activity for the gross unrecognized tax benefit component of our total liability for uncertain tax positions for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Gross unrecognized tax benefits at beginning of year	$405	$646	$383
Increases related to prior year tax positions	45	79	357
Increases related to current year tax positions	24,652	—	—
Decreases related to prior year tax positions	—	(250)	—
Lapse of applicable statute of limitations	(75)	(70)	(94)
Gross unrecognized tax benefits at end of year	$25,027	$405	$646
During the year ended December 31, 2024, we experienced an increase of $24.7 million in the uncertain tax positions for tax reserves related to the Merger and state tax filings.
At December 31, 2024 and 2023, there was $25.0 million and $0.4 million, respectively, of unrecognized tax benefits that if recognized, would reduce our effective tax rate.

The interest and penalties, net of federal benefit for the years ended December 31, 2024, 2023 and 2022 was $(0.1) million, $(0.1) million and $(0.1) million, respectively, and are included in provision for income taxes in the consolidated statements of operations and comprehensive income. We are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal income tax examination for calendar tax years ending 2021 through 2024. Additionally, we are subject to various state income tax examinations for the 2020 through 2024 calendar tax years.
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
SH Residential Holdings, LLC and affiliates are considered a related party for the period subsequent to the Merger closing on April 19, 2024. As of December 31, 2024, the Company had accounts receivable due from Parent of $22.2 million related to payments in connection with the Merger funded by the Company that are included within Accounts receivable due from Parent in the Consolidated Balance Sheets.
Further, the Company purchased $81.9 million of land from affiliates of SH Residential Holdings, LLC included in Total inventories in the Consolidated Balance Sheet as of December 31, 2024.
16.    Lines of Credit and Total Debt Obligations
Revolving Credit Facility. On November 19, 2024 the Company entered into an unsecured revolving credit agreement (“Revolving Credit Facility”) with a group of lenders, which may be used for general corporate purposes. The Revolving Credit Facility supersedes and replaces the Credit Agreement, dated as of December 13, 2013 and as amended as of December 17, 2014, December 18, 2015, September 29, 2017, November 1, 2018, December 28, 2020 and, April 11, 2023 and March 20, 2024. The aggregate commitment within the agreement is up to $900.0 million (the "Commitment"), with a $195.0 million sublimit for letters of credit. The aggregate amount of the commitments may increase to an amount not to exceed $1.40 billion upon our request, subject to receipt of additional commitments from existing or additional lenders and, in the case of additional lenders, the consent of the co-administrative agents. Unless terminated earlier, the Revolving Credit Facility will mature on November 17, 2028.
Borrowings under the Revolving Credit Facility bear interest at a floating rate equal to Term SOFR or Daily Simple SOFR (in each case as defined in the Revolving Credit Facility), plus an applicable margin between 1.125% and 1.625% per annum, or if selected by the Company, a base rate plus an applicable margin between 0.125% and 0.625% per annum. The “applicable margins” described above are determined by a schedule based on the leverage ratio of the Company, as defined in the Revolving Credit Facility. The Revolving Credit Facility also provides for customary fees including commitment fees payable to each lender ranging from 0.15% to 0.30% per annum based on the Company’s leverage ratio.
The Revolving Credit Facility is fully and unconditionally guaranteed, jointly and severally, by most of our homebuilding segment subsidiaries. The facility contains various representations, warranties and covenants that we believe are customary for agreements of this type. The financial covenants include a consolidated leverage test and interest coverage test, along with a consolidated tangible net worth covenant, all as defined in the Revolving Credit Facility.
The Revolving Credit Facility also contains customary events of default, including, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, breach of any financial covenant and change of control. Upon the occurrence and during the continuance of any event of default, the Administrative Agent, with the consent or at the direction of the required lenders, may accelerate the payment of the obligations thereunder and exercise various other customary default remedies. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of December 31, 2024.

We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At December 31, 2024 and 2023, there were $43.6 million and $40.8 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. We had $0.0 million and $10.0 million outstanding under the Revolving Credit Facility as of December 31, 2024 and 2023, respectively. As of December 31, 2024, availability under the Revolving Credit Facility was approximately $856.4 million.
Mortgage Repurchase Facility. HomeAmerican entered into the Second Amended and Restated Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”) on September 20, 2024. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $150 million (subject to increase by up to $150 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Amended and Restated Custody Agreement (“Custody Agreement”), dated as of September 20, 2024, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The total capacity of the facility at December 31, 2024 was $200 million. The termination date of the Repurchase Agreement is August 8, 2025.

At December 31, 2024 and 2023, HomeAmerican had $177.6 million and $205.0 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Pricing under the Mortgage Repurchase Facility is based on SOFR.

The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of December 31, 2024.
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
Our debt obligations at December 31, 2024 and 2023, net of any unamortized debt issuance costs or discount, were as follows:

	December 31,
	2024	2023
	(Dollars in thousands)
$300 million 3.850% senior notes due January 2030, net	$298,478	$298,207
$350 million 2.500% senior notes due January 2031, net	348,010	347,708
$500 million 6.000% senior notes due January 2043, net	491,596	491,351
$350 million 3.966% senior notes due August 2061, net	346,183	346,138
Total	$1,484,267	$1,483,404

17.    Commitments and Contingencies
Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At December 31, 2024, we had outstanding surety bonds and letters of credit totaling $322.4 million and $195.6 million, respectively, including $152.0 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $125.0 million and $149.0 million, respectively. All letters of credit as of December 31, 2024, excluding those issued by HomeAmerican, were issued under our unsecured Revolving Credit Facility (see Note 16, Lines of Credit and Total Debt Obligations, for further discussion of the Revolving Credit Facility). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.
We have made no material guarantees with respect to third-party obligations.
Litigation Reserves. Because of the nature of the homebuilding business, we have been named as defendants in various claims, complaints and other legal actions arising in the ordinary course of business, including product liability claims and claims associated with the sale and financing of homes. In the opinion of management, the outcome of these ordinary course matters will not have a material adverse effect upon our financial condition, results of operations or cash flows. At both December 31, 2024 and 2023, we had $0.5 million and $0.3 million, respectively, of legal accruals recorded in accrued liabilities in the consolidated balance sheets.
On November 13, 2024, Building Trades Pension Fund of Western Pennsylvania, acting on behalf of itself and a putative class of similarly situated stockholders of M.D.C. Holdings, Inc. (“MDC”), filed a class action complaint in the Court of Chancery of the State of Delaware against Larry A. Mizel (“Mr. Mizel”), David D. Mandarich (“Mr. Mandarich”), and SH Residential Holdings, LLC (“SHRH”). The complaint alleges, among other things, that, in connection with the acquisition of MDC by SHRH and its affiliates, Mr. Mizel and Mr. Mandarich breached their fiduciary duty to MDC and that SHRH aided and abetted such breach. Pursuant to indemnification agreements, MDC has an obligation to indemnify Mr. Mizel and Mr. Mandarich in this matter. MDC, in connection with such indemnification obligations, plans to vigorously defend against these allegations by the putative class plaintiffs. No loss related to this matter can be reasonably estimated or determined probable at this time, therefore no accrual has been recorded to date on this matter.
Lot Option Contracts. In the ordinary course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allow us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, and minimizes the amount of land inventories on our consolidated balance sheets. In certain cases, these contracts will be settled shortly following the end of the period. Our obligation with respect to Option Contracts is generally limited to forfeiture of the related deposits. At December 31, 2024, we had letters of credit and cash deposits totaling $15.0 million and $44.1 million, respectively, at risk associated with options to purchase 7,155 lots.

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
The following table sets forth the notional amounts and fair value measurement of our financial instruments at December 31, 2024 and 2023:

	December 31, 2024				December 31, 2023

	Notional Value	Derivative Assets	Derivative Liabilities	Derivatives, Net	Notional Value	Derivative Assets	Derivative Liabilities	Derivatives, Net
	(Dollars in thousands)				(Dollars in thousands)
Interest rate lock commitments	$57,807	$644	$921	$(277)	$229,165	$5,124	$6	$5,118
Forward sales of mortgage-backed securities	189,000	4,047	—	4,047	311,500	—	5,388	(5,388)
Mandatory delivery forward loan sale commitments	101,557	670	155	515	100,255	122	938	(816)
Best-effort delivery forward loan sale commitments	1,306	3	—	3	5,392	6	10	(4)
For the year ended December 31, 2024, we recorded net gains on these derivative and financial instruments measured on a recurring basis of $7.3 million in revenues in the financial services section of our consolidated statements of operations and comprehensive income, compared to net gain of $1.0 million and $34.8 million for the same periods in 2023 and 2022. There are no credit-risk-related contingent features within our derivative agreements, and counterparty risk is considered minimal.

19.    Concentration of Third-Party Mortgage Purchasers
The following table sets forth the percent of mortgage loans sold by HomeAmerican to its primary third party purchasers during 2024, 2023 and 2022. No other third parties purchased greater than 10 percent of our mortgage loans during 2024, 2023 or 2022.

	Year Ended December 31,
	2024	2023	2022
Freddie Mac	8%	23%	6%
PennyMac Loan Services, LLC	34%	16%	15%
PHH Mortgage	24%	16%	—%
Ginnie Mae	3%	11%	10%
Fannie Mae	6%	5%	32%
Flagstar Bank	10%	9%	4%

20.    Employee Benefit Plans
Employee Equity Incentive Plans. On April 27, 2011, our shareholders approved the M.D.C Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Equity Incentive Plan”) which provided for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards to employees of the Company. Stock options granted under the 2011 Equity Incentive Plan had an exercise price that is at least equal to the fair market value of our common stock on the date the stock option is granted, generally vested in periods up to five years and expired ten years after the date of grant. On April 27, 2021, the 2011 Equity Incentive Plan terminated and awards outstanding at the time the plan terminated remain outstanding in accordance with the terms and conditions of the plan and award agreement. There are no remaining shares of MDC common stock reserved for awards under the 2011 Equity Incentive Plan as of December 31, 2024.
On April 26, 2021, our shareholders approved the M.D.C Holdings, Inc. 2021 Equity Incentive Plan (the "2021 Equity Incentive Plan") which provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based and cash awards to employees of the Company. Stock options granted under the 2021 Equity Incentive Plan have an exercise price that is at least equal to the fair market value of our common stock on the date the stock option is granted, generally vest in periods up to five years and expire ten years after the date of grant. On April 17, 2023, our shareholders approved the First Amendment to the M.D.C. Holdings, Inc. 2021 Equity Incentive Plan, which increased the number of shares of Common Stock available under the plan by an additional 3.0 million shares. As a result of the Merger, the 2021 Equity Incentive Plan terminated. There are no remaining shares of MDC common stock reserved for awards under the 2011 Equity Incentive Plan as of December 31, 2024.
As part of the Merger the then outstanding restricted stock awards and performance stock unit awards granted under the 2011 Equity Incentive Plan and the 2021 Equity Incentive Plan were fully vested, cancelled and automatically converted into the right to receive an amount in cash. Similarly, the then outstanding stock options granted under the 2011 Equity Incentive Plan and the 2021 Equity Incentive Plan were fully vested, cancelled and automatically converted into the right to receive an amount in cash.
Director Equity Incentive Plans. Effective April 27, 2011, our shareholders approved the M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors (the “2011 Director Stock Option Plan”), which provided for the grant of non-qualified stock options to non-employee directors of the Company. Effective March 29, 2016, our shareholders approved an amendment to the 2011 Director Stock Option Plan to provide the non-employee directors with an alternative to elect to receive an award of restricted stock in lieu of a stock option. Pursuant to the 2011 Director Stock Option Plan as amended, on August 1 of each year, each non-employee director was granted either (1) an option to purchase 25,000 shares of MDC common stock or (2) shares of restricted stock having an expense to the Company that is equivalent to the stock option. Effective April 20, 2020, our shareholders approved an amendment and restatement of the 2011 Director Stock Option Plan to (1) rename the 2011 Director Stock Option Plan as the M.D.C. Holdings, Inc. 2020 Equity Plan for Non-Employee Directors (such amended and restated 2011 Director Plan, the "2020 Director Equity Plan"), (2) increase the number of shares covered by the annual grant of each stock option to 33,067 shares (without increasing the total number of shares authorized under the plan) to reflect, on a going forward basis, the stock dividends declared by the Company, (3) provide that the number of shares covered by the annual grant shall be proportionally increased or decreased in the future for any increase or decrease in the number of shares of stock outstanding on account of any recapitalization, split, reverse split, combination, exchange, dividend or other distribution payable in shares of stock, and (4) extend the 2020 Director Equity Plan's termination date to April 20, 2030. Each option granted under the 2020 Director Equity Plan vests immediately, becomes exercisable six months after grant, and expires ten years from the date of grant. The option exercise price must be equal to the fair market value (as defined in the plan) of our common stock on the date of grant of the option. Each restricted stock award granted under the 2020 Equity Plan vests seven months after the grant date. As a result of the Merger, the 2021 Equity Incentive Plan terminated. There are no remaining shares of MDC common stock reserved for awards under the 2011 Equity Incentive Plan as of December 31, 2024.
As part of the Merger the shares of restricted stock awarded under the 2020 Director Equity Incentive Plan were fully vested, cancelled and automatically converted into the right to receive an amount in cash. Similarly, the then outstanding stock options granted under the 2020 Director Equity Incentive Plan were fully vested, cancelled and automatically converted into the right to receive an amount in cash.
Employee Benefit Plan. We have a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code where each employee may elect to make contributions up to the current tax limits. Effective for 2018 and thereafter, we match employee contributions at a rate of 50% of the first 6% of compensation and, as of December 31, 2024, we had accrued $3.5 million related to the match that is to be contributed in the first quarter of 2025 for 2024 activity. At December 31, 2023, we had accrued $3.0 million related to the match that was contributed in the first quarter of 2024 for 2023 activity. At December 31, 2022, we had accrued $3.5 million related to the match that was contributed during the first quarter of 2023 for 2022 activity.
21.    Stock Based Compensation
Determining Fair Value of Share-Based Option Awards. Most options that we grant contain only a service condition (“Service-Based” option) and therefore vest over a specified number of years as long as the employee is employed by the Company. For Service-Based options, we use the Black-Scholes option pricing model to determine the grant date fair value.
The fair values for Service-Based options granted for the year ended December 31, 2022 were estimated using the Black-Scholes option pricing model with the below weighted-average assumptions.

	Year Ended December 31,
	2024	2023	2022
Expected lives of options (years)	N/A	N/A	9.4
Expected volatility	N/A	N/A	43.3%
Risk free interest rate	N/A	N/A	3.7%
Dividend yield rate	N/A	N/A	5.0%
Based on calculations using the Black-Scholes option pricing model, the weighted-average grant date fair values of stock options granted, restated as applicable for stock dividends, during 2022 were $8.36. There were no stock options granted during the year ended 2023 or 2024. The expected life of options in the table above represents the weighted-average period for which the options are expected to remain outstanding and are derived primarily from historical exercise patterns. The expected volatility is determined based on our review of the implied volatility that is derived from the price of exchange traded options of the Company. The risk-free interest rate assumption is determined based upon observed interest rates appropriate for the expected term of our employee stock options. The dividend yield assumption is based on our history of dividend payouts.

Stock Option Award Activity.  Stock option activity under our option plans, restated as applicable for stock dividends, for the years ended December 31, 2024, 2023 and 2022 were as follows.

	Year Ended December 31,
	2024		2023		2022
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding Stock Option Activity
Outstanding, beginning of year	3,184,473	$28.45	4,684,481	$26.30	4,240,004	$23.64
Granted	—	N/A	—	—	1,846,534	28.97
Exercised	(1,653)	17.20	(1,500,008)	21.74	(1,402,057)	21.77
Forfeited	—	N/A	—	N/A	—	—
Cancelled	(3,182,820)	28.46	—	N/A	—	—
Outstanding, end of year	—	$—	3,184,473	$28.45	4,684,481	$26.30

	Year Ended December 31,
	2024		2023		2022
	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value
Unvested Stock Option Activity
Outstanding, beginning of year	—	$—	144,000	$8.73	432,000	$8.25
Granted	—	—	—	—	1,846,534	8.36
Vested	—	—	(144,000)	8.73	(2,134,534)	8.32
Forfeited	—	—	—	—	—	—
Unvested, end of year	—	$—	—	$—	144,000	$8.73

    As a result of the Merger, all option awards that were outstanding as of immediately prior to the closing of the Merger were fully vested, cancelled and automatically converted into the right to receive an amount in cash.
The total intrinsic value of options (difference between price per share as of the exercise date and the exercise price, times the number of options outstanding) exercised during the years ended December 31, 2024, 2023 and 2022 was $0.1 million, $33.7 million and $16.2 million, respectively.
Total compensation expense relating to stock options was $0.0 million, $0.2 million and $17.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. Our recognized tax benefit from this expense for the years ended December 31, 2024, 2023 and 2022 was $0.0 million, $0.0 million and $0.1 million, respectively.
As of December 31, 2024, there was no unrecognized compensation cost related to stock options that is expected to be recognized as an expense by the Company in the future.
For the years ended December 31, 2024, 2023 and 2022 the Company received cash from the exercise of stock option awards of $0.0 million, $32.6 million and $30.5 million, respectively. Our realized tax benefit from stock options exercised or cancelled and automatically converted into the right to receive an amount in cash in connection with the Merger for the years ended December 31, 2024, 2023 and 2022 was $24.7 million, $6.7 million and $2.5 million, respectively.

Restricted Stock Award Activity. Non-vested restricted stock awards, restated as applicable for stock dividends, at December 31, 2024, 2023 and 2022 and changes during those years were as follows:

	Year Ended December 31,
	2024		2023		2022
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested, beginning of year	444,649	$45.18	363,801	$46.58	347,552	$47.27
Granted	—	—	289,694	43.14	240,536	45.21
Vested	(444,348)	45.17	(205,193)	44.66	(210,157)	45.88
Forfeited	(301)	55.40	(3,653)	51.96	(14,130)	50.67
Unvested, end of year	—	$—	444,649	$45.18	363,801	$46.58
    As a part of the Merger, all RSA's, whether vested or unvested, outstanding as of immediately prior to the closing of the Merger were fully vested, cancelled and automatically converted into the right to receive an amount in cash.
Total compensation expense relating to restricted stock awards was $4.5 million, $16.2 million and $10.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. Our recognized tax benefit from this expense for the years ended December 31, 2024, 2023 and 2022 was $2.9 million, $1.2 million and $1.1 million, respectively.
The total intrinsic value of restricted stock which vested during each of the years ended December 31, 2024, 2023 and 2022 was $27.7 million, $7.9 million and $9.5 million, respectively.
Performance Share Unit Awards. The Company has made annual grants of long term performance share unit awards ("PSUs") to each of the Executive Chairman, CEO and the Chief Financial Officer ("CFO"). The PSUs are earned based upon the Company’s performance, over a period of three years (the “Performance Period”), measured by increasing home sale revenues over a “Base Period.” Each award is conditioned upon the Company achieving an average gross margin from home sales (excluding impairments) of at least fifteen percent (15%) over the Performance Period. Target goals will be earned if the Company’s three year average home sale revenues over the Performance Period (“Performance Revenues”) exceed the home sale revenues over the Base Period (“Base Revenues”) by at least 10% but less than 20%. If Performance Revenues exceed the Base Revenues by at least 5% but less than 10%, 50% of the Target Goals will be earned (“Threshold Goals”). If Performance Revenues exceed the Base Revenues by at least 20%, 200% of the Target Goals will be earned (“Maximum Goals”). The number of PSUs earned shall be adjusted to be proportional to the partial performance between the Threshold Goals, Target Goals and Maximum Goals.
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
2020 PSU Grants. The 2020 PSU awards vested on February 3, 2023. For the year ended December 31, 2022, the Company recorded the required share-based award expense related to the awards of $9.8 million, based on its assessment of the probability for achievement of the performance targets.
2021 PSU Grants. The 2021 PSU awards vested on February 2, 2024. For the year ended December 31, 2023 and 2022, the Company recorded the required share-based award expense related to the awards of $7.1 million and $23.7 million, respectively, based on its assessment of the probability for achievement of the performance targets.
2023 PSU Grants. For the year to date period through April 19, 2024, the Company concluded that achievement of any of the performance metrics had not yet met the level of probability required to record compensation expense and as such, no expense related to these awards was recognized. As a part of the Merger, all PSUs, whether vested or unvested, outstanding as of immediately prior to the closing of the Merger were fully vested, cancelled and automatically converted into the right to receive an amount in cash. As such, no share-based compensation expense related to these awards was recognized.

Our employee equity incentive plans permit us to withhold from the total number of shares that otherwise would be released to a restricted stock or performance share unit award recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due. For the years ended December 31, 2024, 2023, and 2022, 408,477, 293,366 and 294,160 shares were withheld, respectively, resulting in $25.6 million, $11.8 million and $13.7 million of income tax withholding, respectively, being remitted on behalf of the employees.
22. Stockholders' Equity
Cash Dividends. In each of the years ended December 31, 2024, 2023 and 2022, we paid dividends of $0.55 per share (prior to the Merger), $2.10 per share, and $2.00 per share per share, respectively. In 2024 subsequent to the Merger, we paid dividends of $82.6 million.
Common Stock Repurchase Program. Through April 19, 2024, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock under this repurchase program during the years ended December 31, 2024, 2023 or 2022. The repurchase program ended upon the Merger.

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
As the combined assets, liabilities and results of operations of M.D.C. Holdings, Inc. and the Guarantor Subsidiaries (the “Obligor Group”) are not materially different from those in the homebuilding section of our consolidated balance sheets and consolidated statements of operations and comprehensive income, separate summarized financial information of the Obligor Group has not been included. As of December 31, 2024 and 2023 amounts due from non-guarantor subsidiaries to the Obligor Group totaled $34.8 million and $39.6 million, respectively.

24.    Merger
On April 19, 2024, the Company completed the transactions contemplated by the Merger Agreement, by and among the Company, Parent, Merger Sub, and, solely for the purposes of Section 6.2, Section 6.17 and Section 9.15 of the Merger Agreement, Guarantor, providing for the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation. At the effective time of the Merger (the “Effective Time”):
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
The aggregate consideration of the Merger was approximately $4.9 billion, of which the Company funded $664.6 million. Included within these amounts is $53.2 million of compensation expense for the year ended December 31, 2024, related to the vesting of equity awards as of the closing of the Merger, which are included within the Selling, general and administrative expenses line item within the Consolidated Statements of Operations and Comprehensive Income.

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
The Company incurred $39.4 million of transaction costs during the year ended December 31, 2024 in connection with the Merger, which are disclosed within the Transaction costs line item within the Consolidated Statements of Operations and Comprehensive Income. There were no transaction related costs during the same period in the prior year. Further, the Company incurred $19.4 million of expense during the year ended December 31, 2024, related to key executives' transaction bonuses in connection with the Merger, which are included within the Selling, general and administrative expenses line item within the Consolidated Statements of Operations and Comprehensive Income.

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
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, management concluded that our internal control over financial reporting was effective at December 31, 2024.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors of the Registrant
The Company's Amended and Restated Bylaws state that the number of directors shall be determined from time to time by resolution of the Company's Board of Directors ("Board"), provided the Board shall consist of at least one member. No reduction of the authorized number of directors shall have the effect of removing any director before that director’s term of office expires. Directors shall be elected at each annual meeting of stockholders to hold office until the next annual meeting. Each director, including a director elected to fill a vacancy, shall hold office until such director’s successor is elected and qualified or until such director’s earlier death, resignation or removal. The following is a brief description of the names, ages, and business experience during at least the past five years of each Director of the Company as of December 31, 2024. Their experience, qualifications, attributes or skills, set forth below, have led to the Board's conclusion that each person should serve as a Director, in light of the Company’s business and structure. None of the Directors holds, or has held during the past five years, any directorship in any company with a class of securities registered pursuant to Section 12 of the Exchange Act, subject to the requirements of Section 15(d) of the Exchange Act or registered as an investment company under the Investment Company Act of 1940. The ages of the directors set forth below are given as of December 31, 2024.
Larry A. Mizel, 82, founded the Company in 1972 and has served as a Director since its inception. He was appointed Chairman of the Board in 1972 and Chief Executive Officer of the Company in 1988. Then, in October 2020, he was appointed as Executive Chairman. Mr. Mizel has provided the Company with leadership and judgment, previously serving as the Chief Executive Officer and Chairman of the Board of Directors, and now as Executive Chairman, while advancing the long-term interests of the Company. One of the most experienced leaders in the homebuilding industry, his knowledge and foresight provide the Board with invaluable guidance.
David D. Mandarich, 77, has been associated with the Company since 1977. He was a Director from September 1980 until April 1989, and has been a Director continuously since March 1994. He was appointed President and Chief Operating Officer of the Company in June 1999. Then, in October 2020, he was appointed President and Chief Executive Officer. A skilled and experienced leader in the homebuilding industry, Mr. Mandarich provides the Board with the benefit of his judgment and his knowledge and understanding of the Company's homebuilding business and operations. Mr. Mandarich is a veteran of the United States Army.
Paris G. Reece III, 70, was formerly the Company’s Chief Financial Officer and Principal Accounting Officer, and retired on August 1, 2008. Since his retirement, Mr. Reece has performed consulting work and served in a volunteer position as the President of Cancer League of Colorado, a leading non-profit organization that was established over fifty years ago to raise money for cancer research and patient care. He joined the Company's Board of Directors in May 2013. As a Certified Public Accountant (Texas, non-practicing), a former Chief Financial Officer and a highly respected person within the homebuilding industry, Mr. Reece is uniquely qualified to provide the Company with strong oversight of accounting and financial matters, as well as the operation of the Company's homebuilding and financial services businesses.
Toru Tsuji, 58, is the Managing Officer of Sekisui House, Chief Executive Officer of SH Residential Holdings, a wholly owned subsidiary of Sekisui House. Before joining Sekisui House as head of Business Strategy Office of the International Business Department in 2019, he worked at Mitsubishi Corporation. He joined Mitsubishi Corporation in 1990 and held various positions in real estate-related business units including as President and Chief Executive Officer of Mitsubishi Corp.-UBS Realty Inc., a former joint venture between Mitsubishi Corporation and UBS AG.
Rick Robideau, 63, is the Chief Financial Officer of SH Residential Holdings, a wholly owned subsidiary of Sekisui House, and has over 30 years of experience in the U.S. homebuilding business in various positions, including President and Chief Financial Officer of Ford Custom Classic Homes, a home builder in Franklin, Tennessee, from October 2008 to April 2010 and Chief Financial Officer for Woodside Homes, a U.S. subsidiary of Sekisui House group, from April 2010 to April 2022.
Satoshi Yoshimura, 56, is the Senior Vice President, Head Representative of Denver Office of SH Residential Holdings, a wholly owned subsidiary of Sekisui House, and has extensive experience in the investment banking and real estate industries. He joined Sekisui House upon the formation of the International Business Department in 2008. Before joining the International Business Department of Sekisui House, he covered Sekisui House as an industry coverage banker in the real estate group at Morgan Stanley. He holds an MBA from the University of California, Berkeley, and a Bachelor of Law from Waseda University in Japan.

Toru Ishii, 58, is the Senior Managing Officer in charge of Development Business including International Business at Sekisui House. He joined Sekisui House in April 1990 and has since experienced sales planning work in the urban development business and engaged in developing new markets such as the hotel development business and the office development business. He has been in charge of the development business since 2012, focusing on human resources development and demonstrating the comprehensive capabilities of the Sekisui House group. He has been steadily promoting enhancement of the business foundation in new markets and the development of the organizational structure of the Sekisui House group. He has been responsible for International Business since 2019.
Keizo Yoshimoto, 60, is the Senior Managing Officer, Head of Corporate Administration Headquarters at Sekisui House. He joined Sekisui House in 1989 and was in charge of planning and sales for effective land utilization and urban development projects. In 1996, he was assigned to the Legal Department of the General Affairs Division, where he was in charge of risk management and organizational restructuring. In 2009, he was appointed to the position of President's Special Assignment in the Secretarial Department in order to respond to various internal and external matters with flexibility and speed, not limited to legal areas. In 2017, he was appointed as General Manager of the Legal Department, where he has promoted the governance reform of the Sekisui House group and is involved in the operation of the Board of Directors, the Personnel Affairs and Remuneration Committee, management meetings and other corporate bodies.
Toru Fujita, 57, is the Managing Officer in charge of Accounting and Finance of Sekisui House and has been the officer in charge of accounting and finance since he joined Sekisui House in June 2022. Prior to that, he spent nearly 31 years with Mitsubishi UFJ Financial Group, including more than ten years of experience in the areas of financial planning and analysis, regulatory and economic capital management and allocation and bond issuance. He was posted in the United States for around ten years, where he worked in New York, New York, at the Head Office for the Americas, San Francisco, California, at Union Bank, and completed a one-year MBA program at the Massachusetts Institute of Technology in Boston, Massachusetts.
Kenichi Kumemoto, 52, has 30 years of experience in the energy business and the real estate business, both in Japan and overseas (and in almost all asset types including residential, office, commercial, hotel, and logistics facilities) at Mitsubishi Corporation, and had experience in mergers and acquisitions as well as post-merger integration matters, as the CEO of a retail facility operating company. He has management experiences in the United States, China and the Philippines. In 2021, he was appointed President and CEO of Ascot, a listed residential developer based in Japan, and launched new businesses, such as logistics development and asset management. He joined Sekisui House in 2022 and is Operating Officer and Head of International Strategy Department.
George C. Yeonas, 70, has 34 years of experience in the real estate and homebuilding industry, including Chief Operating Officer positions at both public and private homebuilders, and has been an advisor to Woodside Homes since 2016, as well as to SH Residential Holdings, a wholly owned subsidiary of Sekisui House, on the acquisition of Chesmar Homes and MDC Holdings. He has a deep knowledge of real estate/ESG. He also teaches at Georgetown University.

The following table provides the membership of each standing committee of the Board in 2024:

Name	Audit	Compensation
Toru Fujita	M
Toru Ishii		C
Kenichi Kumemoto
David D. Mandarich
Larry A. Mizel
Paris G. Reece	C
Rick Robideau	M	M
Toru Tsuji		M
George C. Yeonas	M
Keizo Yoshimoto	M
Satoshi Yoshimura		M
C = Chair; M = Member

Executive Officers of the Registrant
Set forth below are the names and offices held by the executive officers of the Company as of December 31, 2024. The Board, after reviewing the functions performed by the Company's officers, has determined that, for purposes of Item 401 of SEC Regulation S-K, only these officers are deemed to be executive officers of the Company. These officers also constitute our Named Executive Officers ("NEOs").
The executive officers of the Company hold office until their successors are duly elected and qualified or until their resignation, retirement, death or removal from office. Biographical information on Messrs. Mizel and Mandarich, who serve as Directors and executive officers of the Company, is set forth under "Directors of the Registrant" above. Biographical information for Mr. Martin is set forth below.

Name	Other Business Experience
David D. Mandarich	Biographical information regarding Mr. Mandarich is set forth in the section entitled “Directors of the Registrant” above.
President and Chief Executive Officer
Age: 77

Larry A. Mizel	Biographical information regarding Mr. Mizel is set forth in the section entitled “Directors of the Registrant” above.
Executive Chairman
Age: 82

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

Senior Vice President and Chief Financial Officer
Age: 46

On October 28, 2024, the Board of Directors of the Company approved the departure planned for December 31, 2024 of Mr. Mizel, Executive Chairman of the Board of Directors, and Mr. Mandarich, President, Chief Executive Officer and Director. On December 16, 2024, the Board appointed, effective January 1, 2025, David N. Viger (age 49) and Robert N. Martin to fill vacancies, as Directors of the Company and also appointed Mr. Viger as President and Chief Executive Officer of the Company effective January 1, 2025.

Mr. Viger joined the Company in 2004 and has served as Chief Operating Officer for the Company’s subsidiary Richmond American Homes since 2020. Mr. Viger graduated from the Naval Academy in Annapolis, MD with a Bachelor of Science and ended his naval career at the rank of Lieutenant. Upon completion of his military obligations, he signed as an unrestricted free agent with the New York Jets and spent 5 years in the NFL.

Delinquent Section 16(a) Reports

The Company's executive officers and Directors and certain owners of more than ten percent of the Company's common stock are required under Section 16(a) of the Exchange Act to file initial reports of ownership and reports of changes in ownership of common stock of the Company with the SEC. Based upon a review of the reports filed electronically with the SEC, and, in certain cases, written representations, the Company believes that during the year ended December 31, 2024, all such reports were filed on a timely basis.

Audit Committee

The Audit Committee of the Board of Directors ("Audit Committee"), which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act, consists of Mr. Reece, who serves as Chairman, Mr. Fujita, Mr. Yoshimoto, Mr. Robideau and Mr. Yeonas. Messrs. Reece and Yeonas of the Audit Committee are "independent" and "financially literate" in the judgment of the Board, as defined in the listing standards of the NYSE and the rules of the SEC. Messrs. Fujita, Robideau and Yoshimoto are considered "financially literate" but not "independent" in the judgment of the Board, as defined in the rules of the SEC. The Board has determined that Mr. Reece is an "audit committee financial expert" as defined by applicable SEC regulations. The Board believes that his experience and qualifications described above under "Directors of the Registrant" qualify him to act as the Audit Committee's audit committee financial expert. The Audit Committee met six times during 2024. The organization, functions and responsibilities of the Audit Committee are described in the restated charter for the Audit Committee, which is posted on the investor relations section of the Company's website, www.mdcholdings.com.

Code of Ethics

We will provide to any shareholders or other person without charge, upon request, a copy of our Corporate Code of Conduct, code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (collectively “senior financial officers”) and the charters for our Audit Committee and the Compensation Committee of the Board of Directors ("Compensation Committee"). You may obtain these documents on our website at www.mdcholdings.com, under our Investor Relations section or by contacting our Investor Relations department at 1-866-424-3395. Our intention is to post on our website any amendments to or waivers from our code of ethics applicable to our senior financial officers if such disclosure is required.

Corporate Governance/Nominating Committee

Following the Merger, certain oversight functions with respect to the business and affairs of the Company were assumed by Parent, including functions previously performed by the Corporate Governance/Nominating Committee of the Company's Board of Directors, which were discontinued. As the Company is a wholly-owned subsidiary of Parent, the Company does not maintain procedures by which security holders may recommend nominees to the Company Board.

Item 11. Executive Compensation.
Executive Compensation - Compensation Discussion and Analysis

Executive Summary

For fiscal 2024, our named executive officers were:

Named Executive Officers
Larry A. Mizel	Executive Chairman
David D. Mandarich	President and Chief Executive Officer (“CEO”)
Robert N. Martin	Senior Vice President and Chief Financial Officer (“CFO”)
Michael L. Kaplan[1]	Senior Vice President and General Counsel ("CLO")

1 Mr. Kaplan resigned as Senior Vice President and General Counsel effective as of the close of business on June 3, 2024.

Components of Executive Compensation

On April 19, 2024, the Company entered into amended and restated employment agreements with Messrs. Larry A. Mizel and David D. Mandarich (the “Amended Employment Agreements”) in conjunction with the closing of the Merger which provided for continued employment in their current roles. On July 12, 2024, the Company entered into an employment agreement with Mr. Martin ("Employment Agreement") in conjunction with the closing of the Merger which provided for continued employment in his current role.
The base salary and annual incentive compensation for Mr. Mizel, Mr. Mandarich and Mr. Martin were established based on the offer made to them in connection with their Amended Employment Agreement for Mr. Mizel and Mr. Mandarich and the Employment Agreement for Mr. Martin. There were no additional annual compensation plans or long-term incentive plans during the year 2024.
The 2024 annual incentive compensation was based on Adjusted Pretax Income. The target goal for 2024 was based on the 2024 Business Plan and was adjusted for changes to the 2024 Business Plan as a result of the Merger. The calculation of the bonus includes pro-rata achievement between Minimum and Target and between Target and Maximum.

Adjusted Pretax Income* Goal	Executive Chairman Bonus (thousands)	CEO Bonus (thousands)	CFO Bonus (thousands)	Goal (thousands)
Minimum	$5,000	$4,500	$1,700	$175,808
Target	$10,000	$9,000	$3,400	$488,918
Maximum	$20,000	$18,000	$6,800	$1,115,139
*  Adjusted pretax income is a non-GAAP financial measure and is defined as pre-tax income before expenses derived from inventory impairments, warranty reserve adjustments, insurance reserve adjustments, project cost write-offs and non-recurring charges.

As discussed above, the Board of Directors of the Company approved the departure as of December 31, 2024 of Mr. Mizel, Executive Chairman of the Board of Directors, and Mr. Mandarich, President, Chief Executive Officer and Director. Given this departure, Mr. Mizel and Mr. Mandarich will receive in a lump sum payment their 2024 annual incentive compensation at the target level ($10.0 million to Mr. Mizel and $9.0 million to Mr. Mandarich), as set forth within their Amended and Restated Employment Agreements.

The CFO earned a bonus of $3.2 million as shown below. Through the Compensation Committee's discretion, a $3.4 million bonus was awarded.

Actual Adjusted Pretax Income (thousands)	CFO Bonus Earned (thousands)
$445,353	$3,163

Other Compensation Considerations

Clawback Policy

On July 24, 2023, our Board adopted a Clawback Recovery Policy. The policy requires the Company to recover the amount of "erroneously awarded" incentive-based compensation received by current or former executive officers in the event that the Company is required to prepare an accounting restatement due to material noncompliance with any financial reporting requirements under the securities laws.

Medical Insurance Benefits

Under the terms of their respective employment agreements, each of the Executive Chairman and CEO is entitled to medical insurance benefits for the duration of his life (described in more detail below under “Employment Agreements”).

Other Compensation

In 2024, our executive officers also received compensation in the form of 401(k) employer contributions and cell phone allowances. Mr. Mizel and Mr. Mandarich received compensation in the form of legal expenses in connection with employment related matters. Prior to the Amended and Restated Employment Agreement executed on April 19, 2024, Mr. Mizel and Mr. Mandarich received compensation in the form of incremental travel expenses incurred by the Company in support of not-for-profit organizations (as approved by the Board). After the execution of the Amended and Restated Employment Agreement, $300,000 was paid to both Mr. Mizel and Mr. Mandarich for these types of items rather than being reimbursed by the Company.

The Board has determined that it is in the best interests of the Company for its Executive Chairman and its CEO to use the Company's aircraft for non-Company purposes, when the aircraft is not being employed in the ordinary course of Company business. These executive officers reimburse the Company for their non-Company use of the aircraft by paying the incremental cost incurred by the Company for each non-business use, defined as the total variable operating costs directly associated with non-business trips, which include fuel, pilot travel related costs, catering, landing fees, flight communications and trip-related maintenance (the “Incremental Cost”). For their non-business use of the aircraft in 2024, Messrs. Mizel and Mandarich reimbursed the Company for Incremental Cost of $793,861 and $100,062, respectively.

The objective of these benefits is to provide amenities to the Executive Chairman and CEO that allow them to more efficiently utilize their time and to support them in effectively contributing to the success of the Company.

Executive Compensation Tables

Summary Compensation Table

For the fiscal years ended December 31, 2024, 2023 and 2022, the following table summarizes the compensation of the Company’s named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($) [3]	Stock Awards ($) [1]	Option Awards ($) [2]	Non-Equity Incentive Plan Comp ($) [3]	Change in Pension and Nonqualified Deferred Comp Earnings ($)	All Other Comp ($)	Total ($)
Larry A. Mizel, Executive Chairman	2024	$1,000,000	$—	$—	$—	$—	$—	$54,658,503	$55,658,503
	2023	$1,000,000	N/A	$11,436,609	$—	$8,000,000	$—	$294,210	$20,730,819
	2022	$1,000,000	N/A	$1,999,966	$8,342,900	$7,000,000	$—	$169,570	$18,512,436
David D. Mandarich, President and Chief Executive Officer	2024	$1,000,000	$—	$—	$—	$—	$—	$40,638,951	$41,638,951
	2023	$1,000,000	N/A	$10,592,946	$—	$7,000,000	$—	$25,939	$18,618,885
	2022	$1,000,000	N/A	$1,999,966	$6,674,320	$6,000,000	$—	$9,060	$15,683,346
Robert N. Martin, Senior Vice President and Chief Financial Officer	2024	$850,000	$236,533	$—	N/A	$3,163,467	N/A	$2,560,620	$6,810,620
	2023	$850,000	$3,500,000	$2,738,169	N/A	N/A	N/A	$9,870	$7,098,039
	2022	$850,000	$1,500,000	$1,999,966	N/A	N/A	N/A	$9,420	$4,359,386
Michael L. Kaplan, Senior Vice President and General Counsel [4]	2024	$260,468	$—	$—	N/A	N/A	N/A	$1,431,918	$1,692,386
	2023	$475,000	$475,000	$99,978	N/A	N/A	N/A	$727	$1,050,705
	2022	$91,346	$125,000	$299,973	N/A	N/A	N/A	$136	$516,455

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

For a description of assumptions used in valuing the awards, please see Note 21 (Stock Based Compensation).

2 The amounts shown in the "Option Awards" column are based on the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For Messrs. Mizel and Mandarich, the option awards granted in 2022 was service based, was assigned a fair value of $8.34 per share on the date of grant using the Black-Scholes option pricing model. For a description of the assumptions used in valuing the awards, please see Note 21 (Stock Based Compensation).

3 These non-equity incentive plan compensation amounts in 2023 and 2022 were paid in cash in accordance with the terms of the 2018 Performance-Based Plan, as in effect for the year indicated, as compensation for that year's performance. The non-equity incentive plan compensation amounts in 2024 were paid in cash in accordance with the terms of Mr. Martin's Employment Agreement, as compensation for that year's performance. The amount was paid in the subsequent year. In the year ended 2024, Mr. Martin earned $3.2 million. However, the Compensation Committee, in their discretion, awarded Mr. Martin a total bonus of $3.4 million.

4 Mr. Kaplan was appointed as Senior Vice President and General Counsel effective as of October 10, 2022. On October 24, 2022, Mr. Kaplan was designated as an executive officer and a named executive officer of the Company. Mr. Kaplan resigned as Senior Vice President and General Counsel effective as of the close of business on June 3, 2024.

All Other Compensation

The table below provides a breakdown of all other compensation for 2023 for the named executive officers:

Name	Non- Business Use of Aircraft		401(k) Match [2]	Severance [3]	Transaction Bonus [4]	Other [5]	Total
Larry A. Mizel	—	1	$9,900	$21,000,000	$33,000,000	$648,603	$54,658,503
David D. Mandarich	—	1	$9,900	$19,000,000	$21,000,000	$629,051	$40,638,951
Robert N. Martin	N/A		$9,900	$—	$2,550,000	$720	$2,560,620
Michael L. Kaplan	N/A		$6,577	$—	$1,425,000	$341	$1,431,918

1 The incremental costs of non-business use of the Company's aircraft are calculated as the total variable operating costs directly associated with non-business trips, which include fuel, pilot travel related costs, catering, landing fees, flight communications and trip-related maintenance (the “Incremental Cost”). For their non-business use of the aircraft in 2024, Messrs. Mizel and Mandarich each reimbursed the Company for the Incremental Cost.

2 401(k) match represents amounts paid in 2024 based on 2023 401(k) deferrals.

3 Severance represents the aggregate base salary Mr. Mizel and Mr. Mandarich would have earned had he remained employed through the remainder of the initial term of December 31, 2025; and the Target Award for 2024 and 2025 Annual Incentive Compensation.

4 Transaction Bonus for Messrs. Mizel and Mandarich relate to the Amended Employment Agreements executed April 19, 2024, which provided for a one-time lump-sum cash transaction bonus payment equal to the amount of cash severance that they would have otherwise been entitled to receive had there been a qualifying termination of their employment as of the consummation of the Merger (based on each executive’s severance entitlement as calculated on December 31, 2023) in lieu of the cash severance that would have been payable under such employment agreements. For Messrs. Martin and Kaplan, the bonus relates to the Amended Change in Control Agreements executed April 19, 2024, which provided for a cash transaction bonus payable upon the consummation of the Merger, equal to the cash severance amount each executive would have otherwise been entitled to receive under their existing change in control agreements had a qualifying termination occurred on or following the consummation of the Merger.

5 For Mr. Mizel and Mr. Mandarich, the amounts shown for “Other” consists of $24,008 and $7,554, respectively, of Incremental Costs incurred by the Company in support of their service to not-for-profit organizations, consistent with the Company’s commitment to sustainability and as approved by the Company's Board. For both Mr. Mizel and Mr. Mandarich, "Other" also consists of $300,000, as outlined in their respective employment agreements, for an allowance to cover all direct and indirect expenses incurred in connection with Executive’s charitable outreach subsequent to the date of the Merger. For Mr. Mizel and Mr. Mandarich, "Other" includes $321,137, for each executive, of legal expenses in connection with employment related matters. For Mr. Mizel, "Other" includes $2,738 of Incremental Costs for spousal travel to and attendance at Company events. The remainder of the amount shown for Mr. Mizel and Mr. Mandarich and all of the amounts shown for the other NEOs represent cell phone allowances.

Grants of Plan-Based Awards in 2024

The following table sets forth certain information with respect to awards made during 2024 to our named executive officers. There were no equity grants during 2024.

		Estimated possible payouts under non-equity incentive plan awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Larry A. Mizel	—	5,000,000	10,000,000	20,000,000	[1]
David D. Mandarich	—	4,500,000	9,000,000	18,000,000	[1]
Robert N. Martin	—	1,700,000	3,400,000	6,800,000	[1]

1 Messrs. Mizel, Mandarich and Martin had the opportunity to earn a threshold award of up to $5,000,000, $4,500,000 and $1,700,000, respectively, based on specified performance criteria, and to receive a total cash bonus up to $20,000,000, $18,000,000 and $6,800,000, respectively, based on the Company's outperformance of goals.

Outstanding Equity Awards at December 31, 2024

There were no unexercised options, unvested restricted stock or unvested performance share units awarded to our named executive officers that were outstanding as of December 31, 2024.

Option Exercises and Stock Vested in 2024

The following table provides additional information about value realized by the named executive officers on option award exercises and restricted stock award vestings during the year ended December 31, 2024, as well as the value realized from unexercised or unvested awards that were cancelled and automatically converted into the right to receive an amount in cash in connection with the Merger.

	Option Awards		Stock Awards
	Number of Shares Acquired on Excercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Larry A. Mizel	1,665,280	57,700,928	515,712	35,733,616
David D. Mandarich	1,465,280	50,856,928	475,712	33,224,016
Robert N. Martin	—	—	116,339	10,151,898
Michael L. Kaplan	—	—	9,358	858,160

Pension Benefits at December 31, 2024

The following table shows, as of December 31, 2024, the present value of accumulated post-retirement medical insurance benefits under the current employment agreements of Mr. Mizel and Mr. Mandarich.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Medical Insurance Benefits ($)	Payments During Last Fiscal Year ($)
Larry A. Mizel	Employment Agreement	N/A	$222,032	N/A
David D. Mandarich	Employment Agreement	N/A	$297,968	N/A
Robert N. Martin	N/A	N/A	N/A	N/A
Michael L. Kaplan	N/A	N/A	N/A	N/A

EMPLOYMENT AGREEMENTS

Messrs. Mizel and Mandarich

In connection with the Merger, as of April 19, 2024, the Company and each of Messrs. Mizel and Mandarich (each, an “Executive”) entered into Amended and Restated Employment Agreements that replaced the prior employment agreements with each of the Executives. The material terms of the Amended and Restated Employment Agreements are summarized below.

Employment Term: Messrs. Mizel and Mr. Mandarich’s have an initial term of December 31, 2025. The Amended and Restated Employment Agreements automatically extend for one-year terms unless (i) the Company elects to terminate by sixty days written notice, or (ii) the Executive is terminated earlier.

Base Salaries: For the initial term, Messrs. Mizel and Mandarich base salaries are $1,000,000 per year. The base salary for the Executives in additional terms may only be reduced below his prior year's base salary with the consent of the Executive and the Company.

Incentive Compensation: Messrs. Mizel and Mandarich are eligible to earn annual incentive compensation based upon achievement of certain goals.

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

Transaction Bonus: Messrs. Mizel and Mandarich were paid $33,000,000 and $21,000,000, respectively, on the closing date of the Merger, which was in complete satisfaction of any cash-based severance payment contemplated under the Executives prior employment agreement that could have otherwise become payable in connection with the closing of the Merger.

Termination for Cause: An Executive may be terminated for “Cause,” as defined in the Amended and Restated Employment Agreements. If terminated for Cause, he will only be entitled to his “Accrued Benefits” of base salary through the termination date, annual incentive compensation earned but unpaid with respect to the year prior to the year of termination.

“Cause” is defined in the Amended and Restated Employment Agreements as: (1) Executive’s willful refusal to perform the material duties consistent with his position and which are reasonably required or requested of him hereunder (other than as a result of total or partial incapacity due to physical or mental illness) by the Parent Designee for thirty days after having received written notice of such refusal from the Parent Designee and having failed to commence to perform such duties within such period, (2) Executive’s commission of material acts of fraud, dishonesty or misrepresentation in the performance of his duties hereunder, (3) any final, non-appealable conviction of Executive for an act or acts on Executive’s part constituting a felony under the laws of the United States or any state thereof, or (4) any material uncured breach of the provisions of Sections 6(a) and 6(b) hereof which continues for thirty days after Executive has received written notice of such breach from the Company.

Voluntary Resignation by the Executive: An Executive's may voluntarily resign at any time. If so, the Executive is entitled to the Accrued Benefits and a "Pro-Rata Bonus" for the year in which the termination date occurs. A “Pro-Rata Bonus” means the annual incentive compensation for the year in which the termination date occurs based on the Target Award or the Maximum Target Award, prorated based on the total number of days Executive remained employed by the Company during the year that includes his termination date as a fraction of the full calendar year in which such termination date occurs.

Termination by the Company without Cause: An Executive's employment may be terminated by the Company at any time without cause. If so, the Executive, in addition to the Accrued Benefits, is entitled to a lump sum "Termination Payment" of : (1) an amount equal to the aggregate base salary the Executive would have earned had he remained employed through the remainder of the Initial Term (or, if the Termination occurs during an Additional Term, the aggregate Base Salary Executive would have earned had he remained employed through the remainder of such Additional Term); and (2) if the Termination Date occurs in 2024, the Target Award for 2024 and 2025; if the Termination Date occurs in 2025, the Target Award for 2025; and if the Termination Date occurs during any Additional Term, the target Annual Incentive Compensation for the year in which the Termination Date occurs.

Termination due to Retirement, Death, Presumed Death or Disability: If the Executive’s employment hereunder is terminated due to the Executive’s death, presumed death or total disability, the Executive, or the Executive’s beneficiary or estate, as applicable, will receive the Accrued Benefits and the Termination Payment.

Excess Parachute Payments: Certain payments that Messrs. Mizel and Mandarich may receive could be subject to an excise tax as an “excess parachute payment” under the Internal Revenue Code. This could occur following a Change in Control or through other payments made to the Executives. The Amended and Restated Employment Agreements provide for calculations to compare the after-tax effect to the Executive of (a) automatically reducing the amount of the payment sufficient to avoid triggering any excise tax or, in the alternative, (b) paying the full awarded payment, requiring the executive to be fully responsible for payment of the excise tax, whichever alternative results in the greatest after-tax benefit to the executive.

See "Potential Payments Upon Termination or Change in Control" below for additional information. These agreements were terminated effective December 31, 2024, due to the departure of Mr. Mizel and Mr. Mandarich.

Mr. Martin

On July 12, 2024, the Company and Mr. Martin (an “Executive”) entered into an employment agreement (“Employment Agreement”). The material terms of the Employment Agreements are summarized below.

Employment Term: The initial term is through December 31, 2025. The Employment Agreements automatically extend for one-year terms unless (i) the Company elects to terminate by sixty days written notice, or (ii) the Executive is terminated earlier.

Base Salaries: For the initial term, Mr. Martin's base salary is $850,000 per year. The base salary for the Executive in additional terms may only be reduced below his prior year's base salary with the consent of the Executive and the Company.

Incentive Compensation: Mr. Martin is eligible to earn annual incentive compensation based upon achievement of certain goals.

Group Medical Insurance Benefits: The Company provides group medical, dental and vision insurance benefits to Mr. Martin during employment.

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

Termination for Cause: An Executive may be terminated for “Cause,” as defined in the Employment Agreement. If terminated for Cause, he will only be entitled to his “Accrued Benefits” of base salary through the termination date, annual incentive compensation earned but unpaid with respect to the year prior to the year of termination.

“Cause” is defined in the Employment Agreements as: (1) Executive’s willful refusal to perform the material duties consistent with his position and which are reasonably required or requested of him hereunder (other than as a result of total or partial incapacity due to physical or mental illness) by the Parent Designee for thirty days after having received written notice of such refusal from the Parent Designee and having failed to commence to perform such duties within such period, (2) Executive’s commission of material acts of fraud, dishonesty or misrepresentation in the performance of his duties hereunder, (3) any final, non-appealable conviction of Executive for an act or acts on Executive’s part constituting a felony under the laws of the United States or any state thereof, or (4) any material uncured breach of the provisions of Sections 6(a) and 6(b) hereof which continues for thirty days after Executive has received written notice of such breach from the Company.

Termination by the Company without Cause: The Executive's employment may be terminated by the Company at any time without cause. If so, the Executive, in addition to the Accrued Benefits, is entitled to a lump sum "Termination Payment" of : (1) an amount equal to the aggregate base salary the Executive would have earned had he remained employed through the remainder of the Initial Term (or, if the Termination occurs during an Additional Term, the aggregate Base Salary Executive would have earned had he remained employed through the remainder of such Additional Term); and (2) if the Termination Date occurs in 2024, the Target Award for 2024 and 2025; if the Termination Date occurs in 2025, the Target Award for 2025; and if the Termination Date occurs during any Additional Term, the target Annual Incentive Compensation for the year in which the Termination Date occurs.

Termination due to Retirement, Death, Presumed Death or Disability: If the Executive’s employment hereunder is terminated due to the Executive’s death, presumed death or total disability, the Executive, or the Executive’s beneficiary or estate, as applicable, will receive the Accrued Benefits and the Termination Payment.

Excess Parachute Payments: Certain payments that Mr. Martin may receive could be subject to an excise tax as an “excess parachute payment” under the Internal Revenue Code. This could occur following a Change in Control or through other payments made to the Executives. The Employment Agreement provide for calculations to compare the after-tax effect to the Executive of (a) automatically reducing the amount of the payment sufficient to avoid triggering any excise tax or, in the alternative, (b) paying the full awarded payment, requiring the executive to be fully responsible for payment of the excise tax, whichever alternative results in the greatest after-tax benefit to the executive.

See "Potential Payments Upon Termination or Change in Control" below for additional information.

Certain Other Change in Control Agreements

Mr. Martin entered into a change in control agreement with the Company effective May 23, 2015. Further, Mr. Martin entered into a change in control agreement amendment effective April 19, 2024, subject to and in conjunction with the closing of the Merger.

In connection with the closing of the Merger, all options, restricted stock awards, performance share units, dividend equivalents and other rights granted to the employee under any Company equity incentive plans that are outstanding as of immediately prior to the change in control were accelerated and became vested and/or exercisable, as applicable (with performance share units vesting based on maximum performance), immediately prior to the closing of the change in control. Further, a bonus in an amount equal to $2,550,000 (the “CIC Severance Bonus”) was payable on the Closing Date and shall not be subject to any ongoing employment requirements or other restrictions or conditions, except that the employee must remain employed by the Company until the change in control occurs (or experience an earlier termination without cause) to receive the CIC Severance Bonus.

Upon a termination of Mr. Martin's employment for any reason (other than a termination by the Company (or a successor) for cause) within two years following such change in control (or prior to the change in control if Employee experiences an earlier termination without cause), Mr. Martin shall also be entitled to continue to participate in each of the Company’s employee benefit plans, policies or arrangements which provide insurance and medical benefits on the same basis as was provided to them as of immediately prior to the date of termination of employment for a period of twelve months after the date of termination of employment;

In the agreement, the employee has agreed to be paid those amounts, if any, in annual installments and over the shortest period of time in which they may be paid and not be treated as "excess parachute payments."

See "Potential Payments Upon Termination or Change in Control" below for additional information.

Potential Payments Upon Termination or Change in Control

The following table shows potential payments to our named executive officers under existing contracts for various scenarios involving a change in control or termination of employment, assuming a triggering event on the last business day of 2024. Please see the narrative above under "Employment Agreements" and "Certain Other Change in Control Agreements" for a description of payments contemplated by these agreements.

Name	Benefit	Termination w/o Cause		Termination w/ Cause		Voluntary Termination		Death		Disability
Larry A. Mizel	Severance Pay	$1,000,000	1					$1,000,000	1	$1,000,000	1
	Ann. Incentive Comp.	$20,000,000	2			$10,000,000	5	$20,000,000	2	$20,000,000	2
	Health Care Benefits	$222,032	3	$222,032	3	$222,032	3	$92,213	3	$222,032	3
David D. Mandarich	Severance Pay	$1,000,000	1					$1,000,000	1	$1,000,000	1
	Ann. Incentive Comp.	$18,000,000	2			$9,000,000	5	$18,000,000	2	$18,000,000	2
	Health Care Benefits	$297,968	3	$297,968	3	$297,968	3	$92,213	3	$297,968	3
Robert N. Martin	Severance Pay	$850,000	1					$850,000	1	$850,000	1
	Bonus Payment	$6,800,000	2			$—		$6,800,000	2	$6,800,000	2
	Health Care Benefits	$51,164	4	$51,164	4	$—		$51,164	4	$51,164	4

1 Under the executive's employment agreement, this is calculated as the aggregate base salary the executive would have earned had they remained employed through the remainder of the initial term (December 31, 2025).

2 Under the executive's employment agreement, this is calculated as of the Target Award of the annual incentive compensation for 2024 and 2025.

3 Represents the total projected medical insurance benefit obligation for the executive, which would provide medical benefits that are at least comparable to those provided to the executive at the time his employment agreement was signed. The Company will pay the medical insurance benefit for the duration of the executive's life. The medical insurance benefit also provides comparable coverage for the executive's spouse for duration of the executive's life and, if she survives him, for an additional 60 months after his death. This amount is estimated based on 2024 costs incurred by the Company.

4 Under the executive's employment, the executive shall be entitled to receive a lump-sum payment representing an amount equal to twelve times the monthly Company's employee benefit plans, policies or arrangements which provide insurance and medical benefits on the same basis as was provided to the executive prior to the event. This amount is estimated based on 2024 costs incurred by the Company.

5 Under the executive's employment agreement, this is calculated as of the Target Award of the annual incentive compensation for 2024.

As discussed above, the departure on December 31, 2024 of Mr. Mizel and Mr. Mandarich resulted in a lump sum payment of approximately $21.0 million to Mr. Mizel and $19.0 million to Mr. Mandarich, as set forth within their Amended and Restated Employment Agreements.

2024 Director Compensation

Compensation Structure

The compensation program for Mr. Reece and Mr. Yeonas is comprised of two elements:

(i) a monthly cash fee consisting of a proportionate payment of an annual retainer and specified fees for attendance at various monthly meetings, and (ii) long-term incentive plan bonus.

The remaining Non-Employee Directors are compensated through the Parent, with no retainer or committee fee agreements through the Company.

Our Board reviews Director compensation annually in collaboration with the Compensation Committee with reference to comparable individual and peer group director fees and prevailing market practices.

2024 Compensation

Director compensation for 2024 was paid in accordance with the in-place structure outlined above.

The following table sets forth information regarding the compensation of the Company's Non-Employee Directors for the fiscal year ended December 31, 2024. The two Directors (Messrs. Mizel and Mandarich) who are executive officers receive no compensation for serving as Directors in addition to the compensation received as executive officers.

Name	Fees Earned or Paid in Cash ($) [2]	All Other Compensation ($) [4]	Total ($)
Raymond T. Baker [1]	$411,546	N/A	$411,546
Michael Berman [1]	$412,046	N/A	$412,046
David E. Blackford [1]	$414,546	N/A	$414,546
Herbert T. Buchwald [1,3]	$505,046	$812,500	$1,317,546
Rafay Farooqui [1]	$404,046	N/A	$404,046
Courtney L. Mizel [1]	$412,046	N/A	$412,046
Paris G. Reece III	$567,628	N/A	$567,628
David Siegel [1]	$419,546	N/A	$419,546
Janice Sinden [1]	$416,046	N/A	$416,046
Toru Fujita	$—	N/A	$—
Toru Ishii	$—	N/A	$—
Kenichi Kumemoto	$—	N/A	$—
Rick Robideau	$—	N/A	$—
Toru Tsuji	$—	N/A	$—
George C. Yeonas	$122,724	N/A	$122,724
Keizo Yoshimoto	$—	N/A	$—
Satoshi Yoshimura	$—	N/A	$—

1 Messrs. Baker, Berman, Blackford, Buchwald, Farooqui and Siegel and Ms. Mizel and Sinden resigned as a director effective April 19, 2024.

2 Inclusive of a prorated cash bonus in lieu of equity award of $375,046 for each of the directors Messrs. Baker, Berman, Blackford, Buchwald, Farooqui, Reece and Siegel and Ms. Mizel and Sinden for service between August 1, 2023 through April 19, 2024, the effective date of the Merger.

3 The incremental costs of non-business use of the Company's aircraft are calculated as the total variable operating costs directly associated with non-business trips, which include fuel, pilot travel related costs, catering, landing fees, flight communications and trip-related maintenance (the “Incremental Cost”). For the use of the aircraft in 2024, Mr. Buchwald reimbursed the Company for the Incremental Cost of $118,790.

4 The amount in "all other compensation" for Mr. Buchwald represents the additional single lump sum payment due to the amendment in conjunction with the Merger of Mr. Buchwald's retirement benefit originally entered during the year ending 2017.

Through April 19, 2024, each Non-Employee Director (excluding the Lead Director) earned a retainer in the amount of $5,000 per month and the amount of $3,000 for each Board meeting attended. Committee members (excluding the Lead Director) earned $3,000 for each Audit Committee meeting attended and $2,500 for each Compensation and/or Corporate Governance/Nominating Committee meeting attended. The members of the Legal Committee (also excluding the Lead Director) earned a retainer in the amount of $2,000 per month. In addition, the chairmen of the Audit Committee, Compensation Committee and Corporate Governance/Nominating Committee each received a retainer in the amount of $1,250 per month. Mr. Berman received a retainer of $2,000 per month for his service as a director on the Board of HomeAmerican Mortgage Corporation, which conducted one meeting during the year prior to April 19, 2024. The Lead Director earned $32,500 per month for performance of the duties and responsibilities established by the Board and his leadership as a member on all of the committees. Each Director is also reimbursed for expenses related to their attendance at Board and committee meetings. For the health and safety of the Company's lead director, Mr. Buchwald, the independent directors approved his use of the Company's aircraft (when not otherwise used by Company employees) on a limited basis with his reimbursement to the Company consistent with the Company's policy for its executive officers' use of the aircraft (the Incremental Cost).

Pursuant to the M.D.C. Holdings, Inc. 2020 Equity Plan for Non-Employee Directors, approved by the shareholders at the annual meeting on April 20, 2020, each Non-Employee Director obtained an Equity Benefit in the form of a vested option to purchase 33,067 shares of common stock (adjusted for the stock dividend in March 2021). The stock options are not exercisable until six months after the date of the grant. In lieu of acceptance of the stock option, each Non-Employee Director has the opportunity to elect, in advance and instead of the option grant, to receive an award of restricted stock in an amount valued at the equivalent reportable expense to the Company of the option grant. The restricted stock awards vest on March 1st of the following year. In 2024, each director received a prorated cash bonus in lieu of equity award of $375,046 for service between August 1, 2023 through April 19, 2024, the effective date of the Merger. The 2020 Equity Plan for Non-Employee Directors terminated upon the effective date of the Merger.

After April 19, 2024, the Non-Employee Directors Mr. Reece and Mr. Yeonas earned a retainer in the amount of $150,000 and $134,500 annually, respectively, paid monthly. Further, they earned $3,000 for each Audit Committee meeting attended and $2,500 for each Compensation Committee meeting attended. In addition, Mr. Reece received a retainer in the amount of $1,250 per month for his service as the chairman of the Audit Committee.

Compensation Committee Interlocks and Insider Participation

The following persons served as members of the Compensation Committee during 2024: Toru Ishii, Rick Robideau, Toru Tsuji and Satoshi Yoshimura. None of the Committee members were, during the last fiscal year, officers or employees of the Company, none were formerly officers of the Company and none had a material interest in a "related person" transaction since the beginning of 2024. During 2024, none of our executive officers served as a member of the board of directors or compensation committee of any other company that has one or more executive officers serving as a member of our Board or Compensation Committee.

Compensation Committee Report

The Compensation Committee met one time during 2024. The Compensation Committee hereby confirms that it has reviewed and discussed the Compensation Discussion and Analysis with management and, based on the review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the 2024 Annual Report on Form 10-K.

COMPENSATION COMMITTEE Toru Ishii, Chairman Rick Robideau Toru Tsuji Satoshi Yoshimura

PEO Pay Ratio Disclosure

Pursuant to SEC rules, to determine our median employee, we used W-2 compensation for our entire employee population, all of whom are located within the United States. As of December 31, 2024, we identified our median employee (excluding our Executive Chairman, who is our principal executive officer, from the calculation). For the fiscal year ended December 31, 2024, we calculated that median employee’s total compensation using the same methodology that we used to calculate the total compensation for our Executive Chairman. The 2024 annual total compensation of the median employee and our Executive Chairman, respectively, were $109,209 and $55,658,503. The ratio of the 2024 annual total compensation for our Executive Chairman to that of our median employee was 510 to 1.

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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans

There were no equity compensation plans in place as of December 31, 2024.

Ownership of Directors and Officers

There was no common stock beneficially owned by the Company's named executive officers and the Directors of the Company as of December 31, 2024.

Ownership of Certain Beneficial Owners

The table below sets forth information with respect to those persons known to the Company, as of February 7, 2025, to have owned beneficially 5% or more of the outstanding shares of common stock. The information as to beneficial ownership is based upon statements filed by such persons with the SEC under Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Owned Beneficially	Percent of Class [1]
SH Services, LLC 460 West 50 North, Suite 200, Salt Lake City, Utah 84101	100	100.00%
___________________
1 Through the Merger, all common stock is held by SH Services, LLC, an affiliate of the Parent.

Changes in control

On April 19, 2024, the Company completed the transactions contemplated by the Merger Agreement, by and among the Company, Merger Sub, and, solely for the purposes of Section 6.2, Section 6.17 and Section 9.15 of the Merger Agreement, Guarantor, providing for the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation. At the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.01 per share, of the Company, outstanding as of immediately prior to the Effective Time (other than shares of common stock that are (A)(1) held by the Company as treasury stock; (2) held directly by Parent or Merger Sub; or (3) held by any direct or indirect wholly owned subsidiary of Parent or Merger Sub, in each case, immediately prior to the Effective Time (collectively, the “Owned Company Shares”), (B) held by any direct or indirect wholly owned subsidiary of the Company immediately prior to the Effective Time, (C) held by a holder who is entitled to demand, and has properly and validly demanded, appraisal for such shares of common stock in accordance with, and who complies in all respects with, Section 262 of the Delaware General

Corporation Law (the “DGCL” and such shares, the “Dissenting Shares”), or (D) subject to vesting restrictions and/or forfeiture back to the Company (“Company RSAs”)) was automatically converted into the right to receive $63.00 per share, in cash, without interest thereon (the “Merger Consideration”). At the Effective Time, each Owned Company Share was automatically cancelled and cease to exist, and no consideration or payment will be delivered in exchange therefor or in respect thereof, and each share of common stock held by any direct or indirect wholly owned subsidiary of the Company was be converted into such number of shares of common stock of the surviving corporation with an aggregate value immediately after the consummation of the Merger equal to the Merger Consideration. At the Effective Time, each Dissenting Share was cancelled and cease to exist, and the holders of Dissenting Shares were only entitled to the rights granted to them under Section 262 of the DGCL with respect to such Dissenting Shares.
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

In addition, the Audit Committee's charter provides for the Committee to be informed of any proposed related party transactions so that the Committee can review the proposed transaction. In support of this and the Company's SEC reporting requirements, the following written procedure has been adopted. Specifically, the executive officers and Directors are to inform the Committee of any potential related party transactions and, each quarter, are to attest to the existence of any related party transactions. The Company's legal department reports on a monthly basis to the Audit Committee any new related party transactions between the Company (or any of its subsidiaries) and any of the executive officers and Directors, including any of their family members. Also, our CFO reports on a quarterly basis to the Audit Committee as to the best of the CFO’s, Executive Chairman's and CEO’s knowledge, whether or not any related party transactions have occurred.

Transactions With Related Persons

The Company leases its headquarters office space at 4350 S. Monaco Street, Denver, CO 80237. Approximately 5,437 square feet in the Company's office building at 4350 S. Monaco Street is subleased by an entity affiliated with Mr. Mizel, for which it paid rent in 2024 to the Company of $166,055.

During 2024, the Company paid a firm owned by Carol Mizel, Mr. Mizel's spouse, $120,000 for consulting services in connection with corporate and consumer marketing, merchandising, design work, human resources development, product development, and such other matters as were requested by the Company's senior management. The firm, Mizel Design and Decorating Company, provided these services under an Independent Contractor Agreement with the Company, dated as of January 1, 2005. The Company also provides Ms. Mizel with office space in the Company's office building at 4350 S. Monaco Street, which has an estimated annual rental value of approximately $7,500.

As noted above, Director (through April 19, 2024) Courtney L. Mizel is the daughter of the Company’s Executive Chairman, Larry A. Mizel.

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

With respect to the determination of Mr. Reece’s independence, the Board considered that, until his retirement on August 1, 2008, he was the Executive Vice President and Chief Financial Officer of the Company. Mr. Reece is serving in a volunteer position as president of a non-profit organization (Cancer League of Colorado), which, in 2024, received charitable contributions from a number of Company officers and directors (totaling less than $35,000). The Board concluded that the amount was not significant and is independent under the NYSE listing standards.

The Board determined that Mr. Yeonas has no material relationship with the Company and is independent under the NYSE listing standards.

Each of Mr. Fujita, Mr. Ishii, Mr. Kumemoto, Mr. Robideau, Mr. Tsuji, Mr. Yoshimoto and Mr. Yoshimura are not considered independent under NYSE listing standards as they are employed by the Parent and affiliates of the Parent.
Item 14. Principal Accounting Fees and Services.
Item 14. Principal Accounting Fees and Services.
Audit Fees and All Other Fees

A summary of the fees of Ernst & Young LLP Denver, Colorado (PCAOB 00042) for the years ended December 31, 2024 and 2023 are set forth below:

	2024	2023
Audit Fees [1]	$1,610,297	$1,521,426
Audit-Related Fees	—	—
Tax Fees [2]	6,783	670
All Other Fees [3]	—	3,773
Total Fees	$1,617,080	$1,525,869

1 Consists of fees and expenses for the audit of consolidated financial statements, PCAOB AS 4105 interim reviews, the audit of internal control over financial reporting (2023 only) and services rendered in connection with statutory and regulatory filings (includes the audit of HomeAmerican Mortgage Corporation).

2 Consists of fees and expenses for miscellaneous tax consulting services.

3 Consists of fees for access to Ernst & Young LLP online resources.

Audit Committee Pre-Approval Procedures

Under the procedures established by the Audit Committee, all audit services and all non-audit services by the Company's auditors are to be pre-approved by the Audit Committee, subject to the de minimis exception provided under Section 202 of the Sarbanes-Oxley Act of 2002. In certain cases, pre-approval is provided by the Committee for up to a year as to particular categories of services, subject to a specific budget. The Committee also has delegated to each of its members the authority to grant pre-approvals, such pre-approvals to be presented to the full Committee at the next scheduled meeting. For 2024 and 2023, all of the fees included under the headings "Audit-Related Fees," "Tax Fees" and "All Other Fees" above were pre-approved by the Audit Committee.

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

4.2
Supplemental Indenture (6.000% Senior Notes due 2043), dated as of January 10, 2013, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed January 10, 2013). *

4.3
Second Supplemental Indenture (6.000% Senior Notes due 2043), dated as of June 23, 2021, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-K dated December 31, 2021). *

4.4
Supplemental Indenture (3.850% Senior Notes due 2030), dated as of January 9, 2020, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee  (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed January 9, 2020). *

4.5
Second Supplemental Indenture (3.850% Senior Notes due 2030), dated as of June 23, 2021, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K dated December 31, 2021). *

4.6
Supplemental Indenture (2.500% Senior Notes due 2031), dated as of January 11, 2021, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed January 11, 2021). *

4.7
Second Supplemental Indenture (2.500% Senior Notes due 2031), dated as of June 23, 2021, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.8 of the Company's Annual Report on Form 10-K dated December 31, 2021). *

4.8
Supplemental Indenture (3.966% Senior Notes due 2061), dated as of August 6, 2021, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed August 6, 2021). *

10.1
Credit Agreement dated as of November 19, 2024, among the Company, the Lenders party thereto, U.S. Bank National Association, as administrative agent, and U.S. Bank National Association , Mizuho Bank, Ltd, Truist Securities, Inc. Wells Fargo Securities, LLC, BMO Bank N.A. and PNC Capital Markets LLC, as co-syndication Agents, Joint Lead Arrangers and Joint Book Runners (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed November 19, 2024).*

10.2
Second Amended and Restated Master Repurchase Agreement among HomeAmerican Mortgage Corporation, U.S. Bank National Association as Agent and the other Buyers party thereto dated as of September 20, 2024 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed September 20, 2024). *

10.3
Form of Indemnification Agreement entered into between the Company and members of its Board of Directors (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed October 26, 2006).*

10.4
Form of Indemnification Agreement entered into between the Company and certain of its officers (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed October 26, 2006).*

10.5	Employment Agreement between David N. Viger and the Company, dated as July 12, 2024.

10.6	Change in Control Agreement between the Company and David N. Viger, dated as of July 12, 2022.

10.7	Amendment to Change in Control Agreement between the Company and David N. Viger, dated as of April 19, 2024.

10.8
Employment Agreement between Robert N. Martin and the Company, dated as of July 12, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2024) *

10.9
Change in Control Agreement between the Company and Robert N. Martin, dated as of May 23, 2015 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 19, 2015).*

10.10
Amendment to Change in Control Agreement between the Company and Robert N. Martin, dated as of April 19, 2024 (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended June 30, 2024) *

10.11
Agreement and Plan of Merger, dated as of January 17, 2024, by and among SH Residential Holdings, LLC, Clear Line, Inc. and M.D.C. Holdings, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed January 18, 2024). *

21	Subsidiaries of the Company

22	Subsidiary Guarantors

31.1	Certification of principal executive officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Clawback Recovery Policy.

101	The following financial statements, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets at December 31, 2024 and December 31, 2023, (ii) Consolidated Statements of Operations and Comprehensive Income for each of the three years in the period ended December 31, 2024, (iii) Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2024, (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2024; and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
____________________
*Incorporated by reference.

Item 16. Form 10-K Summary.
Not applicable.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M.D.C. HOLDINGS, INC. (Registrant)

Date: February 11, 2025	By:	/s/ Robert N. Martin
Robert N. Martin
Director, Senior Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

Date: February 11, 2025	By:	/s/ Derek R. Kimmerle
Derek R. Kimmerle
Vice President, Controller and Chief Accounting Officer (principal accounting officer and duly authorized officer)

POWER OF ATTORNEY
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David N. Viger	Director, President and Chief Executive Officer	February 11, 2025
David N. Viger	(principal executive officer)

/s/ Robert N. Martin	Director, Senior Vice President and Chief Financial Officer	February 11, 2025
Robert N. Martin	(principal financial officer)

/s/ Derek R. Kimmerle	Vice President, Controller and Chief Accounting	February 11, 2025
Derek R. Kimmerle	Officer (principal accounting officer)

/s/ Toru Fujita	Director	February 11, 2025
Toru Fujita

/s/ Toru Ishii	Director	February 11, 2025
Toru Ishii

/s/ Kenichi Kumemoto	Director	February 11, 2025
Kenichi Kumemoto

/s/ Paris G. Reece III	Director	February 11, 2025
Paris G. Reece III

/s/ Rick Robideau	Director	February 11, 2025
Rick Robideau

/s/ Toru Tsuji	Director	February 11, 2025
Toru Tsuji

/s/ George C. Yeonas	Director	February 11, 2025
George C. Yeonas

/s/ Keizo Yoshimoto	Director	February 11, 2025
Keizo Yoshimoto

/s/ Satoshi Yoshimura	Director	February 11, 2025
Satoshi Yoshimura