Form 10-Q
period 2025-03-31
M.D.C. HOLDINGS, INC.
filed 2025-05-06
CIK 773141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of March 31, 2025, outstanding common stock consisted of 100 shares of common stock, $0.01 par value per share, all of which were held by an affiliate of SH Residential Holdings, LLC (“Parent”).

M.D.C. HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2025

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
(i)

PART I. FINANCIAL INFORMATION
Item 1.    Unaudited Consolidated Financial Statements
M.D.C. HOLDINGS, INC.
Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
	(unaudited)
	(Dollars in thousands, except share and per share amounts)
ASSETS
Homebuilding:
Cash and cash equivalents	$297,317	$605,653
Restricted cash	1,013	1,222
Trade and other receivables	159,038	87,465
Accounts receivable due from Parent	22,190	22,190
Inventories:
Housing completed or under construction	2,234,389	2,116,229
Land and land under development	1,766,577	1,636,024
Total inventories	4,000,966	3,752,253
Property and equipment, net	66,898	67,855
Deferred tax asset, net	24,340	21,648
Prepaids and other assets	111,830	121,505
Total homebuilding assets	4,683,592	4,679,791
Financial Services:
Cash and cash equivalents	236,289	232,217
Mortgage loans held-for-sale, net	300,732	236,806
Other assets	31,127	21,828
Total financial services assets	568,148	490,851
Total Assets	$5,251,740	$5,170,642
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$134,189	$121,152
Accrued and other liabilities	269,964	316,197
Revolving credit facility	—	—
Senior notes, net	1,484,488	1,484,267
Total homebuilding liabilities	1,888,641	1,921,616
Financial Services:
Accounts payable and accrued liabilities	129,463	121,667
Mortgage repurchase facility	243,813	177,618
Total financial services liabilities	373,276	299,285
Total Liabilities	2,261,917	2,220,901
Stockholders' Equity
Common stock, $0.01 par value; 150 shares authorized; 100 issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Additional paid-in-capital	1,197,734	1,197,734
Retained earnings	1,792,089	1,752,007
Total Stockholders' Equity	2,989,823	2,949,741
Total Liabilities and Stockholders' Equity	$5,251,740	$5,170,642
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended March 31,
	2025	2024

	(Dollars in thousands, except share and per share amounts)
Homebuilding:
Home sale revenues	$972,897	$1,325,202
Home cost of sales	(821,642)	(1,087,316)
Inventory impairments	—	(5,900)
Total cost of sales	(821,642)	(1,093,216)
Gross profit	151,255	231,986
Selling, general and administrative expenses	(114,292)	(134,150)
Interest and other income	4,285	22,417
Transaction costs	—	(10,705)
Other income (expense)	(2,908)	(972)
Homebuilding pretax income	38,340	108,576

Financial Services:
Revenues	24,772	31,352
Expenses	(17,400)	(18,504)
Other income, net	3,601	4,816
Financial services pretax income	10,973	17,664

Income before income taxes	49,313	126,240
Provision for income taxes	(9,231)	(30,421)
Net income	$40,082	$95,819

Other comprehensive income net of tax:
Unrealized gain (loss) related to available-for-sale debt securities	$—	$(47)
Other comprehensive income (loss)	—	(47)
Comprehensive income (loss)	$40,082	$95,772
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except share amounts)

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2024	100	$—	$1,197,734	$1,752,007	$2,949,741
Net income	—	—	—	40,082	40,082
Balance at March 31, 2025	100	$—	$1,197,734	$1,792,089	$2,989,823

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 31, 2023	74,661,479	$747	$1,824,434	$1,552,653	$51	$3,377,885
Net income	—	—	—	95,819	—	95,819
Other comprehensive income (loss)	—	—	—	—	(47)	(47)
Shares issued under stock-based compensation programs, net	386,523	3	(25,629)	—	—	(25,626)
Cash dividends declared	—	—	—	(41,276)	—	(41,276)
Stock-based compensation expense	—	—	2,632	—	—	2,632
Forfeiture of restricted stock	(301)	—	—	—	—	—
Balance at March 31, 2024	75,047,701	$750	$1,801,437	$1,607,196	$4	$3,409,387
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2025	2024

	(Dollars in thousands)
Operating Activities:
Net income	$40,082	$95,819
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	—	1,038
Depreciation and amortization	6,347	7,873
Inventory impairments	—	5,900
Project abandonment costs	2,872	982
Amortization of discount of marketable debt securities	—	(1,045)
Deferred income tax benefit (expense)	(2,692)	1,186
Net changes in assets and liabilities:
Trade and other receivables	(82,151)	40,762
Mortgage loans held-for-sale, net	(63,926)	(25,575)
Housing completed or under construction	(117,982)	(75,313)
Land and land under development	(133,382)	120,435
Prepaids and other assets	10,798	2,574
Accounts payable and accrued and other liabilities	(25,659)	2,872
Net cash provided by (used in) operating activities	(365,693)	177,508

Investing Activities:
Purchases of property and equipment	(4,975)	(3,033)
Net cash used in investing activities	(4,975)	(3,033)

Financing Activities:
Draws (payments) on mortgage repurchase facility, net	66,195	(6,296)
Dividend payments	—	(41,276)
Issuance of shares under stock-based compensation programs, net	—	(25,626)
Net cash provided by (used in) financing activities	66,195	(73,198)

Net increase (decrease) in cash, cash equivalents and restricted cash	(304,473)	101,277
Cash, cash equivalents and restricted cash:
Beginning of period	839,092	1,642,897
End of period	$534,619	$1,744,174

Reconciliation of cash, cash equivalents and restricted cash:
Homebuilding:
Cash and cash equivalents	$297,317	$1,565,475
Restricted cash	1,013	3,158
Financial Services:
Cash and cash equivalents	236,289	175,541
Total cash, cash equivalents and restricted cash	$534,619	$1,744,174
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

1.    Basis of Presentation
The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. ("MDC," “the Company," “we,” “us,” or “our,” which refer to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at March 31, 2025 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
2.    Recently Issued Accounting Standards
Adoption of New Accounting Standards
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through additional and more detailed information about a reportable segment's expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. We adopted this amendment in the fourth quarter of 2024. As a result of the adoption, there was no material impact on our consolidated balance sheet or consolidated statement of operations and comprehensive income. Footnote 3 (Segment Reporting) was updated to comply with the new required disclosures.
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

3.    Segment Reporting
An operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Chief Operating Decision Maker (“CODM”), or decision-making group, to evaluate performance and make operating decisions. We have identified our CODM as one key executive—the Chief Executive Officer (“CEO”). The CODMs' evaluation of segment performance is based on segment pretax income for all reportable segments. Pretax income is used at the segment level for forecasting and actual results to evaluate performance of each segment and further assist in decision making regarding allocation of capital and other resources between segments.
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
The following tables present operating results relating to our homebuilding and financial services operations:

	Three Months Ended March 31, 2025
	(Dollars in thousands)
	Homebuilding				Financial Services
	West	Mountain	East	Corporate	Mortgage operations	Other	Total
Revenues	$514,518	$299,964	$158,415	$—	$9,687	$15,085	$997,669
Home cost of sales	$(427,783)	$(257,469)	$(136,390)	$—	$—	$—	$(821,642)
Selling, general and administrative expenses	$(57,391)	$(27,408)	$(21,392)	$(8,101)	$—	$—	$(114,292)
Interest and other income (1)	$245	$64	$72	$3,904	$—	$—	$4,285
Expenses (2)	$—	$—	$—	$—	$(12,207)	$(5,193)	$(17,400)
Other income (expense), net (3)	$(1,568)	$(540)	$(800)	$—	$1,300	$2,301	$693
Pretax income	$28,021	$14,611	$(95)	$(4,197)	$(1,220)	$12,193	$49,313

	Three Months Ended March 31, 2024
	(Dollars in thousands)
	Homebuilding				Financial Services
	West	Mountain	East	Corporate	Mortgage operations	Other	Total
Revenues	$830,086	$310,179	$184,937	$—	$19,651	$11,701	$1,356,554
Home cost of sales	$(676,800)	$(258,735)	$(151,781)	$—	$—	$—	$(1,087,316)
Inventory impairments	$(5,500)	$(400)	$—	$—	$—	$—	$(5,900)
Selling, general and administrative expenses	$(65,261)	$(25,759)	$(20,080)	$(23,050)	$—	$—	$(134,150)
Transaction costs	$—	$—	$—	$(10,705)	$—	$—	$(10,705)
Interest and other income (1)	$196	$126	$118	$21,977	$—	$—	$22,417
Expenses (2)	$—	$—	$—	$—	$(12,216)	$(6,288)	$(18,504)
Other income (expense), net (3)	$(594)	$131	$(520)	$11	$1,766	$3,050	$3,844
Pretax income	$82,127	$25,542	$12,674	$(11,767)	$9,201	$8,463	$126,240
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

	March 31, 2025	December 31, 2024

	(Dollars in thousands)
Homebuilding assets
West	$2,422,792	$2,261,391
Mountain	1,106,785	1,055,134
East	720,209	593,167
Corporate	433,806	770,099
Total homebuilding assets	$4,683,592	$4,679,791
Financial services assets
Mortgage operations	$335,114	$260,899
Other	233,034	229,952
Total financial services assets	$568,148	$490,851

Total assets	$5,251,740	$5,170,642

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

Three Months Ended March 31,
2024

(Dollars in thousands, except per share amounts)
Numerator
Net income	$95,819
Less: distributed earnings allocated to participating securities	(155)
Less: undistributed earnings allocated to participating securities	(227)
Net income attributable to common stockholders (numerator for basic earnings per share)	95,437
Add back: undistributed earnings allocated to participating securities	227
Less: undistributed earnings reallocated to participating securities	(222)
Numerator for diluted earnings per share under two-class method	$95,442

Denominator
Weighted-average common shares outstanding	74,757,225
Add: dilutive effect of stock options	1,700,720
Add: dilutive effect of contingently issuable equity awards	—
Denominator for diluted earnings per share under two-class method	76,457,945

Basic Earnings Per Common Share	$1.28
Diluted Earnings Per Common Share	$1.25
Diluted EPS for the three months ended March 31 2024 excluded options to purchase zero shares of common stock because the effect of their inclusion would be anti-dilutive. Upon completion of the Merger, the Company no longer has public traded securities and therefore did not present EPS for the three months ended March 31, 2025.

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
The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis, except those for which the carrying values approximate fair values:

		Fair Value
Financial Instrument	Hierarchy	March 31, 2025	December 31, 2024

		(Dollars in thousands)
Mortgage loans held-for-sale, net	Level 2	$300,732	$236,806

Derivative and financial instruments, net (Note 17)
Interest rate lock commitments	Level 2	$(8,007)	$(277)
Forward sales of mortgage-backed securities	Level 2	$(2,018)	$4,047
Mandatory delivery forward loan sale commitments	Level 2	$(232)	$515
Best-effort delivery forward loan sale commitments	Level 2	$—	$3
The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of March 31, 2025 and December 31, 2024.
Debt securities. Our debt securities consist of U.S. government treasury securities with original maturities upon acquisition of less than six months and are treated as available-for-sale investments and, as such, are recorded at fair value with all changes in fair value initially recorded through other comprehensive income. Debt securities are reviewed on a regular basis for impairment. There were no impairments recorded during the three months ended March 31, 2024. There were no outstanding debt securities as of December 31, 2024 or March 31, 2025.
Mortgage loans held-for-sale, net.  Our mortgage loans held-for-sale, which are measured at fair value on a recurring basis, include (1) mortgage loans held-for-sale that are under commitments to sell and (2) mortgage loans held-for-sale that are not under commitments to sell. At March 31, 2025 and December 31, 2024, we had $71.9 million and $95.6 million, respectively, of mortgage loans held-for-sale at fair value under commitments to sell. The fair value for those loans was based on quoted market prices for those mortgage loans, which are Level 2 fair value inputs. At March 31, 2025 and December 31, 2024, we had $228.8 million and $141.2 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input.
Gains (losses) on mortgage loans, net, are included as a component of revenues in the financial services section of our consolidated statements of operations and comprehensive income. For the three months ended March 31, 2025 and 2024, we recorded gains (losses) on mortgage loans held-for-sale, net of $(16.5) million and $6.0 million, respectively.
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

	March 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in thousands)
$300 million 3.850% Senior Notes due January 2030, net	$298,547	$285,302	$298,478	$282,124
$350 million 2.500% Senior Notes due January 2031, net	348,087	304,892	348,010	303,020
$500 million 6.000% Senior Notes due January 2043, net	491,660	488,575	491,596	499,370
$350 million 3.966% Senior Notes due August 2061, net	346,194	247,476	346,183	255,605
Total	$1,484,488	$1,326,245	$1,484,267	$1,340,119

6.    Inventories
The following table sets forth, by reportable segment, information relating to our homebuilding inventories:

	March 31, 2025	December 31, 2024

	(Dollars in thousands)
Housing completed or under construction:
West	$1,178,382	$1,112,172
Mountain	643,229	616,200
East	412,778	387,857
Subtotal	2,234,389	2,116,229
Land and land under development:
West	1,116,059	1,069,594
Mountain	382,535	408,189
East	267,983	158,241
Subtotal	1,766,577	1,636,024
Total inventories	$4,000,966	$3,752,253
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
Inventory impairments recognized by segment for the three months ended March 31, 2025 and 2024 are shown in the table below.

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$—	$908
Mountain	—	400
East	—	—
Subtotal	—	1,308
Land and Land Under Development:
West	—	4,592
Mountain	—	—
East	—	—
Subtotal	—	4,592
Total Inventory Impairments	$—	$5,900
The table below provides quantitative data, for the periods presented, where applicable, used in determining the fair value of the impaired inventory.

	Impairment Data			Quantitative Data
Three Months Ended	Number of Subdivisions Impaired	Inventory Impairments	Fair Value of Inventory After Impairments	Discount Rate
	(Dollars in thousands)
March 31, 2024	3	5,900	17,634	12%	—	18%
Total		$5,900

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

	Three Months Ended March 31,
	2025	2024

	(Dollars in thousands)
Homebuilding interest incurred	$16,989	$17,421
Less: Interest capitalized	(16,989)	(17,421)
Homebuilding interest expensed	$—	$—

Interest capitalized, beginning of period	$57,170	$64,659
Plus: Interest capitalized during period	16,989	17,421
Less: Previously capitalized interest included in home cost of sales	(15,085)	(18,929)
Interest capitalized, end of period	$59,074	$63,151

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
The property related lease for the Company’s headquarters in Denver, Colorado was amended during the first quarter of 2025, extending the lease for two additional years which in total is twelve years in length with an expiration date of October 31, 2028 and contains a ten year option to extend the term of the lease through 2038. This option has been excluded from our calculation of the right-of-use asset and lease liability as it is not currently considered reasonably certain that the option will be exercised.
Operating lease expense is included as a component of selling, general and administrative expenses in the homebuilding section and expenses in the financial services section of our consolidated statements of operations and comprehensive income. Components of operating lease expense were as follows:

	Three Months Ended March 31,
	2025	2024

	(Dollars in thousands)
Operating lease cost [1]	$2,016	$2,125
Less: Sublease income	—	(149)
Net lease cost	$2,016	$1,976
1Includes variable lease costs, which are immaterial.
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
	2025	2024

	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,117	$2,146
Leased assets obtained in exchange for new operating lease liabilities	$6,530	$1,657
Weighted-average remaining lease term and discount rate for operating leases were as follows:

	March 31, 2025	March 31, 2024
Weighted-average remaining lease term (in years)	3.3	3.2
Weighted-average discount rate	5.5%	5.5%

Maturities of operating lease liabilities were as follows:

Year Ended December 31,
(Dollars in thousands)
2025 (excluding the three months ended March 31, 2025)	$5,615
2026	7,778
2027	5,822
2028	4,299
2029	81
Thereafter	—
Total operating lease payments	$23,595
Less: Effects of discounting	1,957
Present value of operating lease liabilities [1]	$21,638
_______________________________________________________________

1Homebuilding and financial services operating lease liabilities of $21.5 million and $0.1 million, respectively, are included as a component of accrued and other liabilities and accounts payable and accrued liabilities, respectively, in the homebuilding and financial services sections of our consolidated balance sheet at March 31, 2025.
9.    Homebuilding Prepaids and Other Assets
The following table sets forth the components of homebuilding prepaids and other assets:

	March 31, 2025	December 31, 2024

	(Dollars in thousands)
Land option deposits	$47,617	$52,038
Operating lease right-of-use asset (Note 8)	20,947	16,146
Prepaids	27,460	37,130
Goodwill	6,008	6,008
Deferred debt issuance costs on revolving credit facility, net	5,555	5,943
Other	4,243	4,240
Total prepaids and other assets	$111,830	$121,505

10.    Homebuilding Accrued and Other Liabilities and Financial Services Accounts Payable and Accrued Liabilities
The following table sets forth information relating to homebuilding accrued and other liabilities:

	March 31, 2025	December 31, 2024

	(Dollars in thousands)
Accrued compensation and related expenses	$35,812	$86,925
Customer and escrow deposits	7,699	5,116
Warranty accrual (Note 11)	51,766	50,753
Lease liability (Note 8)	21,540	16,867
Land development and home construction accruals	23,236	19,303
Accrued interest	14,889	30,934
Construction defect claim reserves (Note 12)	10,758	11,209
Retentions payable	17,009	15,621
Other accrued liabilities	87,255	79,469
Total accrued and other liabilities	$269,964	$316,197
The following table sets forth information relating to financial services accounts payable and accrued liabilities:

	March 31, 2025	December 31, 2024

	(Dollars in thousands)
Insurance reserves (Note 12)	$97,494	$96,851
Accounts payable and other accrued liabilities	31,969	24,816
Total accounts payable and accrued liabilities	$129,463	$121,667

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
The table set forth below summarizes accrual, adjustment and payment activity related to our warranty accrual for the three months ended March 31, 2025 and 2024. The warranty accrual during the three months ended March 31, 2025 increased due to a change in mix of closings in higher accrual rate divisions. The adjustment to increase our warranty accrual during the period ended March 31, 2024 of $3.1 million was due to higher general warranty related expenditures.

	Three Months Ended March 31,
	2025	2024

	(Dollars in thousands)
Balance at beginning of period	$50,753	$44,082
Expense provisions	6,026	6,621
Cash payments	(5,013)	(6,425)
Adjustments	—	3,050
Balance at end of period	$51,766	$47,328

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
The table set forth below summarizes our insurance and construction defect claim reserves activity for the three months ended March 31, 2025 and 2024. These reserves are included as a component of accounts payable and accrued liabilities and accrued and other liabilities in the financial services and homebuilding sections, respectively, of the consolidated balance sheets.

	Three Months Ended March 31,
	2025	2024

	(Dollars in thousands)
Balance at beginning of period	$108,060	$100,759
Expense provisions	3,776	5,126
Cash payments, net of recoveries	(3,584)	(1,547)
Balance at end of period	$108,252	$104,338
In the ordinary course of business, we make payments from our insurance and construction defect claim reserves to settle litigation claims arising from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the three months ended March 31, 2025 and 2024 are not necessarily indicative of what future cash payments will be for subsequent periods.
13.    Income Taxes

As a result of the Merger described in Footnote 21, and effective April 20, 2024, the Company is included in the Sekisui House US Holdings (parent of SH Residential Holdings, LLC) consolidated tax group for U.S. federal income tax purposes. Although the Company’s post-merger results are included in the Sekisui House consolidated return, our income tax provision is calculated primarily as though we were a separate taxpayer for the full year. However, under certain circumstances, transactions between the Company and Sekisui House are assessed using consolidated tax return rules and any difference in liability between the separate company method is planned to be addressed in a future tax sharing arrangement.

Our overall effective income tax rates were 18.7% and 24.1% for the three months ended March 31, 2025 and 2024, respectively, resulting in income tax expense of $9.2 million and $30.4 million for the same periods, respectively. The year-over-year decrease in our effective tax rate for the three months ended March 31, 2025 was primarily due to the decrease in non-deductible executive compensation, as the Company is no longer subject to the executive compensation nondeductibility rules of Internal Revenue Code Section 162(m), and changes in the state blended tax rate.

14.    Senior Notes
The carrying values of our senior notes as of March 31, 2025 and December 31, 2024, net of any unamortized debt issuance costs or discount, were as follows:

	March 31, 2025	December 31, 2024

	(Dollars in thousands)
3.850% Senior Notes due January 2030, net	$298,547	$298,478
2.500% Senior Notes due January 2031, net	348,087	348,010
6.000% Senior Notes due January 2043, net	491,660	491,596
3.966% Senior Notes due August 2061, net	346,194	346,183
Total	$1,484,488	$1,484,267
Our senior notes are not secured and, while the senior note indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries.
15.    Stock-Based Compensation
The following table sets forth share-based award expense activity for the three months ended March 31, 2025 and 2024, which is included as a component of selling, general and administrative expenses and expenses in the homebuilding and financial services sections, respectively, of our consolidated statements of operations and comprehensive income:

	Three Months Ended March 31,
	2025	2024

	(Dollars in thousands)
Stock option grants expense	$—	$—
Restricted stock awards expense	—	1,038
Performance share units expense	—	—
Total stock-based compensation	$—	$1,038
As of March 31, 2025, there are no awards outstanding.
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

16.    Commitments and Contingencies
Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At March 31, 2025, we had outstanding surety bonds and letters of credit totaling $316.2 million and $173.9 million, respectively, including $142.4 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $129.5 million and $139.2 million, respectively. All letters of credit as of March 31, 2025, excluding those issued by HomeAmerican, were issued under our unsecured revolving credit facility (see Note 18 for further discussion of the revolving credit facility). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.
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
With regard to the previously disclosed Building Trades Pension Fund of Western Pennsylvania matter, on or about March 3, 2025, all claims against SHRH were dismissed without prejudice.
Lot Option Contracts. In the ordinary course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allow us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, and minimizes the amount of land inventories on our consolidated balance sheets. In certain cases, these contracts will be settled shortly following the end of the period. Our obligation with respect to Option Contracts is generally limited to forfeiture of the related deposits. At March 31, 2025, we had cash deposits, capitalized costs and letters of credit totaling $43.2 million, $8.9 million and $13.5 million, respectively, at risk associated with options to purchase 6,475 lots.

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
The following table sets forth the notional amounts and fair value measurement of our derivative and financial instruments at March 31, 2025 and December 31, 2024:

	March 31, 2025				December 31, 2024

	Notional Value	Derivative Assets	Derivative Liabilities	Derivatives, Net	Notional Value	Derivative Assets	Derivative Liabilities	Derivatives, Net
	(Dollars in thousands)				(Dollars in thousands)
Interest rate lock commitments	$243,395	$222	$8,229	$(8,007)	$57,807	$644	$921	$(277)
Forward sales of mortgage-backed securities	455,500	64	2,082	(2,018)	189,000	4,047	—	4,047
Mandatory delivery forward loan sale commitments	75,548	69	301	(232)	101,557	670	155	515
Best-effort delivery forward loan sale commitments	—	—	—	—	1,306	3	—	3
For the three months ended March 31, 2025 and 2024, we recorded net losses on these derivative and financial instruments measured on a recurring basis of $12.3 million and $0.2 million, respectively, in revenues in the financial services section of our consolidated statements of operations and comprehensive income. There are no credit-risk-related contingent features within our derivative agreements, and counterparty risk is considered minimal.

18.    Lines of Credit
Revolving Credit Facility. On November 19, 2024 the Company entered into an unsecured revolving credit agreement (“Revolving Credit Facility”) with a group of lenders, which may be used for general corporate purposes. The Revolving Credit Facility supersedes and replaces the Credit Agreement, dated as of December 13, 2013 and as amended as of December 17, 2014, December 18, 2015, September 29, 2017, November 1, 2018, December 28, 2020, April 11, 2023 and March 20, 2024. The aggregate commitment within the agreement is up to $900.0 million (the "Commitment"), with a $195.0 million sublimit for letters of credit. The aggregate amount of the commitments may increase to an amount not to exceed $1.40 billion upon our request, subject to receipt of additional commitments from existing or additional lenders and, in the case of additional lenders, the consent of the co-administrative agents. Unless terminated earlier, the Revolving Credit Facility will mature on November 17, 2028.
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
The Revolving Credit Facility is fully and unconditionally guaranteed, jointly and severally, by most of our homebuilding segment subsidiaries. The facility contains various representations, warranties and covenants that we believe are customary for agreements of this type. The financial covenants include a consolidated leverage covenant and interest coverage covenant, along with a consolidated tangible net worth covenant, all as defined in the Revolving Credit Facility.
The Revolving Credit Facility also contains customary events of default, including, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, breach of any financial covenant and change of control. Upon the occurrence and during the continuance of any event of default, the Administrative Agent, with the consent or at the direction of the required lenders, may accelerate the payment of the obligations thereunder and exercise various other customary default remedies. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of March 31, 2025.
We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At March 31, 2025 and December 31, 2024, there were $31.5 million and $43.6 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. At March 31, 2025 and December 31, 2024, we had $0.0 million and $0.0 million, respectively, outstanding under the Revolving Credit Facility. As of March 31, 2025, availability under the Revolving Credit Facility was approximately $868.5 million.

Mortgage Repurchase Facility. HomeAmerican entered into the Second Amended and Restated Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”) on September 20, 2024. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $150 million (subject to increase by up to $150 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Amended and Restated Custody Agreement (“Custody Agreement”), dated as of September 20, 2024, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The total capacity of the facility at March 31, 2025 was $300 million. The termination date of the Repurchase Agreement is August 8, 2025.

At March 31, 2025 and December 31, 2024, HomeAmerican had $243.8 million and $177.6 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Pricing under the Mortgage Repurchase Facility is based on SOFR.
Effective April 16, 2025, HomeAmerican entered into a Waiver and Consent agreement with USBNA, in which USBNA as agent waived any events of default under the Mortgage Repurchase Facility arising with respect to an event of default as HomeAmerican was not in compliance by permitting the Adjusted Tangible Net Worth to be less than $21.0 million for the month ending February 28, 2025.

The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of March 31, 2025.
19.    Related Party Transactions
SH Residential Holdings, LLC and affiliates are considered a related party for the period subsequent to the Merger closing on April 19, 2024. As of March 31, 2025, the Company had accounts receivable due from Parent of $22.2 million related to payments in connection with the Merger funded by the Company that are included within Accounts receivable due from Parent in the Consolidated Balance Sheets.
Further, the Company purchased $86.7 million of land from affiliates of SH Residential Holdings, LLC included in Total inventories in the Consolidated Balance Sheet as of March 31, 2025. The Company sold $8.4 million of land to affiliates of SH Residential Holdings, LLC for no gain or loss during the three months ended March 31, 2025.

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
As the combined assets, liabilities and results of operations of M.D.C. Holdings, Inc. and the Guarantor Subsidiaries (the “Obligor Group”) are not materially different from those in the homebuilding section of our consolidated balance sheets and consolidated statements of operations and comprehensive income, separate summarized financial information of the Obligor Group has not been included. As of March 31, 2025 and December 31, 2024, amounts due from non-guarantor subsidiaries to the Obligor Group totaled $21.6 million and $34.8 million, respectively.

21.    Merger
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

The Company incurred $10.7 million of transaction costs during the three months ended March 31, 2024 in connection with the Merger, which are disclosed within the Transaction costs line item within the Consolidated Statements of Operations and Comprehensive Income. There were no transaction costs incurred during the three months ended March 31, 2025.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with, and is qualified in its entirety by, the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are based upon management’s experiences, observations, and analyses. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2024 and this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2025	2024

	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$972,897	$1,325,202
Home cost of sales	(821,642)	(1,087,316)
Inventory impairments	—	(5,900)
Total cost of sales	(821,642)	(1,093,216)
Gross profit	151,255	231,986
Gross margin	15.5%	17.5%
Selling, general and administrative expenses	(114,292)	(134,150)
Interest and other income	4,285	22,417
Transaction costs	—	(10,705)
Other income (expense)	(2,908)	(972)
Homebuilding pretax income	38,340	108,576

Financial Services:
Revenues	24,772	31,352
Expenses	(17,400)	(18,504)
Other income, net	3,601	4,816
Financial services pretax income	10,973	17,664

Income before income taxes	49,313	126,240
Provision for income taxes	(9,231)	(30,421)
Net income	$40,082	$95,819

Cash provided by (used in):
Operating Activities	$(365,693)	$177,508
Investing Activities	$(4,975)	$(3,033)
Financing Activities	$66,195	$(73,198)

Overview
Industry Conditions and Outlook for MDC*

The homebuilding industry saw challenges during the first quarter of 2025 given consumers affordability concerns and uncertainty related to macroeconomic and geopolitical issues, causing a lack of urgency in consumers to purchase homes. Persistently higher interest rates and inflation, combined with a downturn in consumer confidence, made it increasingly difficult for consumers to access homeownership. However, the housing market continues to see inventory levels that remain undersupplied relative to demand due to (1) the underproduction of new homes over the past decade, and (2) the continuing low levels of existing home resale inventory as the majority of homeowners with a mortgage have an interest rate below 4%.

We continue executing on our strategic plan to build more quick move-in inventory in order to meet ongoing consumer preferences. During the three months ended March 31, 2025, 83% of our closings were sold and closed during the quarter. This allowed us to close 1,785 homes during the quarter, with only 390 homes in backlog as of the beginning of the period. Our ongoing strategy to prioritize spec homes has helped drive order volume, minimize cancellation activity and address the needs of first-time homebuyers.

We believe that we are well equipped to navigate any continued market volatility given our strong financial position. We ended the quarter with total cash and cash equivalents of $533.6 million, total liquidity of $1.46 billion, a debt-to-capital ratio of 33.2% and no senior note maturities until 2030.

Three Months Ended March 31, 2025

For the three months ended March 31, 2025, our net income was $40.1 million, a 58% decrease compared to net income of $95.8 million for the same period in the prior year. Both our homebuilding business and financial services business drove the decrease. Our homebuilding pretax income decreased $70.2 million, or 65% year-over-year. Our financial services business pretax income decreased $6.7 million, or 38%, compared to the same period in the prior year. The decrease in homebuilding pretax income was primarily due to a 27% decrease in home sale revenues, a 200 basis point decrease in gross margin from home sales and a 160 basis point increase in our selling, general and administrative expenses as a percentage of revenue. The decrease in gross margin from home sales was driven largely by increased incentive levels. Partially offsetting the decrease was inventory impairments of $5.9 million during the prior year quarter. The decrease in financial services pretax income was due to our mortgage operations and was partially offset by our other financial services operations. The decrease in pretax income for our mortgage operations was driven by special financing programs offered on loans locked during the quarter. This was partially offset by an increase in capture rate. Our financial services and homebuilding business each saw a decrease in interest income due to decreases in cash and short-term investments year-over-year.

* See "Forward-Looking Statements" below.

Homebuilding
Pretax Income (Loss):

	Three Months Ended
	March 31,		Change
	2025	2024	Amount	%

	(Dollars in thousands)
West	$28,021	$82,127	$(54,106)	(66)%
Mountain	14,611	25,542	(10,931)	(43)%
East	(95)	12,674	(12,769)	(101)%
Corporate	(4,197)	(11,767)	7,570	64%
Total Homebuilding pretax income	$38,340	$108,576	$(70,236)	(65)%
For the three months ended March 31, 2025, we recorded homebuilding pretax income of $38.3 million, a decrease of 65% from $108.6 million for the same period in the prior year. The decrease was due to a 27% decrease in home sale revenues, a 200 basis point decrease in gross margin from home sales, a 160 basis point decrease in our selling, general and administrative expenses as a percentage of home sale revenues, and a decrease in interest income year-over-year. These decreases were partially offset by $10.7 million of transaction costs related to the Merger during the first quarter of 2024.
Our West segment experienced a $54.1 million year-over-year decrease in pretax income, due to a decrease in gross margin from home sales and a 38% decrease in home sale revenues, partially offset by $5.5 million of inventory impairments during the three months ended March 31, 2024. Our Mountain segment experienced a $10.9 million decrease in pretax income from the prior year, as a result of a 3% decrease in home sale revenues and a decrease in gross margin from home sales. Our East segment experienced a $12.8 million decrease in pretax income from the prior year, due primarily to a decrease in gross margin from home sales, and a 14% decrease in home sale revenues. Our Corporate segment experienced a $7.6 million increase in pretax income due to a decrease in transaction costs related to the Merger and decreased compensation related expenses, partially offset by a decrease in interest income.
Assets:

	March 31, 2025	December 31, 2024	Change
			Amount	%

	(Dollars in thousands)
West	$2,422,792	$2,261,391	$161,401	7%
Mountain	1,106,785	1,055,134	51,651	5%
East	720,209	593,167	127,042	21%
Corporate	433,806	770,099	(336,293)	(44)%
Total homebuilding assets	$4,683,592	$4,679,791	$3,801	0%
Total homebuilding assets remained flat from December 31, 2024 to March 31, 2025. The decrease in the Corporate segment was driven by a decrease in cash and cash equivalents due to increased land acquisition and development spend during the quarter. Changes in assets within our homebuilding segments were primarily due to changes in land and land under development and housing completed or under construction. Land and land under development increased within our East and West homebuilding segments due to increased land acquisition during the current year. Housing completed or under construction increased within each of our homebuilding segments due to an increase in the number of finished homes at period end. The increase in homebuilding assets in the East segment was greater in magnitude than the Mountain and West homebuilding segments due to a larger increase in land and land under development due to land acquired.

New Home Deliveries & Home Sale Revenues:
Changes in home sale revenues are impacted by changes in the number of new homes delivered and the average selling price of those delivered homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	Three Months Ended March 31,
	2025			2024			% Change
	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price

	(Dollars in thousands)
West	913	$514,518	$563.5	1,453	$830,086	$571.3	(37)%	(38)%	(1)%
Mountain	507	299,964	591.6	500	310,179	620.4	1%	(3)%	(5)%
East	365	158,415	434.0	442	184,937	418.4	(17)%	(14)%	4%
Total	1,785	$972,897	$545.0	2,395	$1,325,202	$553.3	(25)%	(27)%	(1)%

West Segment Commentary
For the three months ended March 31, 2025, the decrease in new home deliveries was due to a decrease in beginning backlog at the beginning of the period.

Mountain Segment Commentary
For the three months ended March 31, 2025, the slight increase in new home deliveries was due to an increase in net home sales during the quarter, mostly offset by a decrease in beginning backlog at the beginning of the period. The decrease in average selling price of homes delivered was a result of increased incentive levels.

East Segment Commentary
For the three months ended March 31, 2025, the decrease in new home deliveries was due to a decrease in beginning backlog at the beginning of the period. Increase in average selling price was due to a shift in mix to more higher priced communities, offset partially by increased incentive levels.

Gross Margin from Home Sales:
Our gross margin from home sales for the three months ended March 31, 2025 decreased 200 basis points year-over-year from 17.5% to 15.5%. The decrease in gross margin from home sales was driven largely by increased incentive levels, partially offset by $5.9 million of inventory impairments recognized during the prior year period.

Inventory Impairments:
Inventory impairments recognized by segment for the three months ended March 31, 2025 and 2024 are shown in the table below.

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$—	$908
Mountain	—	400
East	—	—
Subtotal	—	1,308
Land and Land Under Development:
West	—	4,592
Mountain	—	—
East	—	—
Subtotal	—	4,592
Total Inventory Impairments	$—	$5,900
The table below provides quantitative data, for the periods presented, where applicable, used in determining the fair value of the impaired inventory.

	Impairment Data			Quantitative Data
Three Months Ended	Number of Subdivisions Impaired	Inventory Impairments	Fair Value of Inventory After Impairments	Discount Rate
	(Dollars in thousands)
March 31, 2024	3	$5,900	$17,634	12%	—	18%
Total		$5,900

Selling, General and Administrative Expenses:

	Three Months Ended March 31,
	2025	2024	Change

	(Dollars in thousands)
General and administrative expenses	$53,787	$66,313	$(12,526)
General and administrative expenses as a percentage of home sale revenues	5.5%	5.0%	50 bps
Marketing expenses	$27,049	$29,303	$(2,254)
Marketing expenses as a percentage of home sale revenues	2.8%	2.2%	60 bps
Commissions expenses	$33,456	$38,534	$(5,078)
Commissions expenses as a percentage of home sale revenues	3.4%	2.9%	50 bps
Total selling, general and administrative expenses	$114,292	$134,150	$(19,858)
Total selling, general and administrative expenses as a percentage of home sale revenues	11.7%	10.1%	160 bps
General and administrative expenses decreased for the three months ended March 31, 2025 due to a decrease in bonus expense driven by bonus compensation that was historically paid in the form of equity awards that were instead paid in cash during the three months ended March 31, 2024 as well as reduced bonus expense during the three months ended March 31, 2025.
Marketing expenses decreased for the three months ended March 31, 2025 compared to the previous period driven by decreased deferred selling amortization and master marketing expenses due to an decrease in home closings year over year and decreased salary related expenses driven by a decrease in headcount.
Commissions expenses decreased for the three months ended March 31, 2025 due to decreases in home sale revenues partially offset by increases in co-broker fees and to a lesser extent an increase in sales performance incentive commissions.

Other Homebuilding Operating Data
Net New Orders and Active Subdivisions:
Changes in the dollar value of net new orders are impacted by changes in the number of net new orders and the average selling price of those homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	Three Months Ended March 31,
	2025				2024				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate

	(Dollars in thousands)
West	1,151	$662,936	$576.0	3.84	1,420	$803,042	$565.5	3.40	(19)%	(17)%	2%	13%
Mountain	649	400,953	617.8	3.80	572	358,820	627.3	3.10	13%	12%	(2)%	22%
East	479	213,747	446.2	3.99	478	200,681	419.8	4.20	—%	7%	6%	(5)%
Total	2,279	$1,277,636	$560.6	3.86	2,470	$1,362,543	$551.6	3.50	(8)%	(6)%	2%	10%
*Calculated as total net new orders (gross orders less cancellations) in period ÷ average active communities during period ÷ number of months in period.

				Average Active Subdivisions
	Active Subdivisions			Three Months Ended
	March 31,		%	March 31,		%
	2025	2024	Change	2025	2024	Change
West	98	130	(25)%	100	138	(28)%
Mountain	59	58	2%	57	61	(7)%
East	40	40	—%	40	38	5%
Total	197	228	(14)%	197	237	(17)%
During Q1 2025, the Company updated its methodology for determining active subdivisions. Previously, a community would become active after its first five net sales. Now, a community is active after its first sale. Prior period disclosures were updated for both active subdivisions, average active subdivisions, and monthly absorption pace to align with the new methodology.
West Segment Commentary
For the three months ended March 31, 2025, the decrease in the number of net new orders was primarily the result of a decrease in average active subdivisions. This was partially offset by an increase in the monthly sales absorption pace driven by a decrease in cancellations as a percentage of gross sales.

Mountain Segment Commentary
For the three months ended March 31, 2025, the increase in the number of net new orders was primarily the result of an increase in monthly absorption rate, partially offset by a decrease in average active subdivisions. The increase in the monthly sales absorption pace was driven by a higher pace of gross orders (before cancellations) during the period.

East Segment Commentary
For the three months ended March 31, 2025, the number of net new orders was flat compared to the same period in the prior year, as there was a decrease in gross sales (before cancellations) offset by a decrease in cancellations as a percentage of gross sales and a slight increase in average active subdivisions. The increase in the average selling price is due to a change in mix away from affordable product.

Cancellation Rate:

	Cancellations as a Percentage of Gross Sales
	Three Months Ended March 31,
	2025	2024
West	13%	15%
Mountain	13%	12%
East	14%	16%
Total	13%	15%
In light of our pivot to build more spec homes, we believe it is appropriate to view our cancellations as a product of gross sales during the period. Our cancellation rate as a percentage of gross sales decreased year-over-year during the three months ended March 31, 2025 as a result of our special financing programs.
Backlog:

	March 31,
	2025			2024			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price

	(Dollars in thousands)
West	463	$274,140	$592.1	1,239	$759,867	$613.3	(63)%	(64)%	(3)%
Mountain	223	146,827	658.4	416	283,728	682.0	(46)%	(48)%	(3)%
East	198	91,479	462.0	310	144,937	467.5	(36)%	(37)%	(1)%
Total	884	$512,446	$579.7	1,965	$1,188,532	$604.9	(55)%	(57)%	(4)%
At March 31, 2025, we had 884 homes in backlog with a total value of $512.4 million. This represented a 55% decrease in the number of homes in backlog and a 57% decrease in the dollar value of those homes in backlog from March 31, 2024. The decrease in the number of homes in backlog was primarily a result of a shift in consumer preference to quick move-in homes and our associated pivot to build more spec homes. The decrease in average selling price in the West segment was driven by a change in mix from our California communities to our Arizona communities. The decrease in average selling price in the Mountain segment is due to a change in mix to our more affordable product.

Homes Completed or Under Construction (WIP lots):

	March 31,		%
	2025	2024	Change
Unsold:
Completed	1,370	314	336%
Under construction	2,915	3,151	(7)%
Total unsold started homes	4,285	3,465	24%
Sold homes under construction or completed	881	1,921	(54)%
Model homes under construction or completed	416	517	(20)%
Total homes completed or under construction	5,582	5,903	(5)%
The increase in total unsold started homes and decrease in sold homes under construction or completed is due to our pivot to build more spec homes.
Lots Owned and Optioned (including homes completed or under construction):

	March 31, 2025			March 31, 2024
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total	Total % Change
West	10,156	2,246	12,402	9,561	1,135	10,696	16%
Mountain	4,893	1,047	5,940	5,016	926	5,942	—%
East	4,467	3,182	7,649	3,120	2,219	5,339	43%
Total	19,516	6,475	25,991	17,697	4,280	21,977	18%
Our total owned and optioned lots at March 31, 2025 were 25,991, which represented an 18% increase year-over-year. We believe that our total lot supply is sufficient to meet our operating needs. See "Forward-Looking Statements" below.
Financial Services

	Three Months Ended
	March 31,		Change
	2025	2024	Amount	%
	(Dollars in thousands)
Financial services revenues
Mortgage operations	$9,687	$19,651	$(9,964)	(51)%
Other	15,085	11,701	3,384	29%
Total financial services revenues	$24,772	$31,352	$(6,580)	(21)%
Financial services pretax income
Mortgage operations	$(1,220)	$9,201	$(10,421)	(113)%
Other	12,193	8,463	3,730	44%
Total financial services pretax income	$10,973	$17,664	$(6,691)	(38)%

For the three months ended March 31, 2025, our financial services pretax income decreased to $11.0 million compared to $17.7 million in the first quarter of 2024. The decrease in financial services pretax income was driven by our mortgage operations, partially offset by our other financial services segments. The decrease in pretax income for our mortgage operations was driven by special financing programs offered during the quarter. This was partially offset by an increase in capture rate. The increase in pretax income for our other financial services operations was driven by our insurance operations, due to an increase in premium rates. Our financial services business saw a decrease in interest income due to decreases in cash and short-term investments year-over-year.

The following table sets forth information for our mortgage operations segment relating to mortgage loans originated and capture rate.

	Three Months Ended		% or Percentage
	March 31,
	2025	2024	Change
	(Dollars in thousands)
Total Originations (including transfer loans):
Loans	1,430	1,711	(16)%
Principal	$697,615	$781,821	(11)%
Capture Rate Data:
Capture rate as % of all homes delivered	80%	71%	9%
Capture rate as % of all homes delivered (excludes cash sales)	88%	79%	9%
Mortgage Loan Origination Product Mix:
FHA loans	33%	30%	3%
Other government loans (VA & USDA)	19%	17%	2%
Total government loans	52%	47%	5%
Conventional loans	48%	53%	(5)%
	100%	100%	—%
Loan Type:
Fixed rate	100%	83%	17%
ARM	—%	17%	(17)%
Credit Quality:
Average FICO Score	742	743	—%
Other Data:
Average Combined LTV ratio	86%	84%	2%
Full documentation loans	100%	100%	—%
Loans Sold to Third Parties:
Loans	1,315	1,646	(20)%
Principal	$631,884	$749,410	(16)%
Income Taxes
As a result of the Merger described in Footnote 21, and effective April 20, 2024, the Company is included in the Sekisui House US Holdings ("SHUSH") (parent of SH Residential Holdings, LLC) consolidated tax group for U.S. federal income tax purposes. Although the Company’s post-merger results are included in the SHUSH consolidated return, our income tax provision is calculated primarily as though we were a separate taxpayer for the full year. However, under certain circumstances, transactions between the Company and SHUSH are assessed using consolidated tax return rules and any difference in liability between the separate company method will be addressed in a future tax sharing arrangement.
Our overall effective income tax rates were 18.7% and 24.1% for the three months ended March 31, 2025 and 2024, respectively, resulting in income tax expense of $9.2 million and $30.4 million for the same periods, respectively. The year-over-year decrease in our effective tax rate for the three months ended March 31, 2025 was primarily due to the decrease in non-deductible executive compensation as the Company is no longer subject to the executive compensation nondeductibility rules of Internal Revenue Code Section 162(m) and changes in the state blended tax rate.

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
Our critical accounting estimates and policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of March 31, 2025, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, payments due on our Mortgage Repurchase Facility, purchase obligations related to expected acquisition of land under purchase agreements and land development agreements (many of which are secured by letters of credit or surety bonds) and operating leases. Other material cash requirements include land acquisition and development costs not yet contracted for, home construction costs, operating expenses, including our selling, general and administrative expenses, investments and funding of capital improvements and dividend payments.
At March 31, 2025, we had outstanding senior notes with varying maturities totaling an aggregate principal amount of $1.50 billion, with none payable within 12 months. Future interest payments associated with the notes total $1.16 billion, with $64.2 million payable within 12 months. As of March 31, 2025, we had $23.6 million of required operating lease future minimum payments.
At March 31, 2025, we had deposits of $47.6 million in the form of cash and $15.1 million in the form of letters of credit that secured option contracts to purchase 6,475 lots for a total estimated purchase price of $931.1 million.
At March 31, 2025, we had outstanding surety bonds and letters of credit totaling $316.2 million and $173.9 million, respectively, including $142.4 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $129.5 million and $139.2 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit. We have made no material guarantees with respect to third-party obligations.
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
The Revolving Credit Facility is fully and unconditionally guaranteed, jointly and severally, by most of our homebuilding segment subsidiaries. The facility contains various representations, warranties and covenants that we believe are customary for agreements of this type. The financial covenants include a consolidated leverage covenant and interest coverage covenant, along with a consolidated tangible net worth covenant, all as defined in the Revolving Credit Facility.
The Revolving Credit Facility also contains customary events of default, including, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, breach of any financial covenant and change of control. Upon the occurrence and during the continuance of any event of default, the Administrative Agent, with the consent or at the direction of the required lenders, may accelerate the payment of the obligations thereunder and exercise various other customary default remedies. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of March 31, 2025.
We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At March 31, 2025 and December 31, 2024, there were $31.5 million and $43.6 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. At March 31, 2025 and December 31, 2024, we had $0.0 million and $0.0 million, respectively, outstanding under the Revolving Credit Facility. As of March 31, 2025, availability under the Revolving Credit Facility was approximately $868.5 million.

Mortgage Repurchase Facility. HomeAmerican entered into the Second Amended and Restated Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”) on September 20, 2024. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $150 million (subject to increase by up to $150 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Amended and Restated Custody Agreement (“Custody Agreement”), dated as of September 20, 2024, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The total capacity of the facility at March 31, 2025 was $300 million. The termination date of the Repurchase Agreement is August 8, 2025.

At March 31, 2025 and December 31, 2024, HomeAmerican had $243.8 million and $177.6 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Pricing under the Mortgage Repurchase Facility is based on SOFR.
Effective April 16, 2025, HomeAmerican entered into a Waiver and Consent agreement with USBNA, in which USBNA as agent waived any events of default under the Mortgage Repurchase Facility arising with respect to an event of default as HomeAmerican was not in compliance by permitting the Adjusted Tangible Net Worth to be less than $21.0 million for the month ending February 28, 2025.
The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of March 31, 2025.

Consolidated Cash Flow
During the three months ended March 31, 2025, net cash used in operating activities was $365.7 million compared with net cash provided by operating activities of $177.5 million in the prior year period. During the three months ended March 31, 2025 and 2024, one of the most significant sources of cash provided by operating activities was net income of $40.1 million and $95.8 million, respectively. During the three months ended March 31, 2025, cash used in the increase in land and land under development was $133.4 million compared to cash provided by the decrease in land and land under development of $120.4 million. The increase in 2025 was the result of increasing lot acquisitions during the period, compared to starts outnumbering lot acquisitions during 2024. During the three months ended March 31, 2025, cash used by housing completed or under construction was $118.0 million, compared to $75.3 million during the three months ended March 31, 2024. Cash used in the three months ended March 31, 2025 was impacted by an increase in homes completed in inventory while the three months ended March 31, 2024 was impacted by a an increase in the number of homes under construction during the period. Cash used in the increase in trade and other receivables for the three months ended March 31, 2025 was $82.2 million compared to cash provided by the decrease in trade and other receivables for the three months ended March 31, 2024 of $40.8 million. The increase during the three months ended March 31, 2025 was driven by an increase of homes closed at the end of the period. The decrease during the three months ended March 31, 2024 was driven by a decrease of homes closed at the end of the period. Cash used in the change in accounts payable and accrued liabilities for the three months ended March 31, 2025 was $25.7 million and cash provided by the change in accounts payable and accrued liabilities for the three months ended March 31, 2024 was $2.9 million. The change in accounts payable and accrued liabilities was due to decreased construction spend during the first quarter of 2025 as a result of the year-over-year decrease in the number of homes under construction during the period. Cash used in the change in mortgage loans held-for-sale, net for the three months ended March 31, 2025 and 2024 was $63.9 million and $25.6 million, respectively. The increase during the three months ended March 31, 2025 was due to a higher level of originations compared to loan sales than the same period in 2024.
During the three months ended March 31, 2025, net cash used in investing activities was $5.0 million compared to $3.0 million in the same period in the prior year. Our net cash used in investing activities was comprised of purchases of property and equipment.
During the three months ended March 31, 2025 net cash provided by financing activities was $66.2 million and during the three months ended March 31, 2024 cash used in financing activities was $73.2 million. The primary driver of this increase in net cash provided by financing activities was $41.3 million of dividend payments and $25.6 million of issuance of shares under stock-based compensation programs during the three months ended March 31, 2024 compared to none in the three months ended March 31, 2025 given the Merger completed in April 2024. Further contributing to the increase was cash provided by draws on mortgage repurchase facility, net of $66.2 million compared to cash used on payments on mortgage repurchase facility, net of $6.3 million during the same period in 2024. The increase in cash provided by draws on mortgage repurchase facility, net during the three months ended March 31, 2025 was due to increased mortgage loans held-for-sale at the end of the period.

OTHER
Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q, as well as statements made by us in periodic press releases, oral statements made by our officials in the course of presentations about the Company and conference calls in connection with quarterly earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operations, cash flows, strategies and prospects. These forward-looking statements may be identified by terminology such as “likely,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be considered. Additionally, information about issues that could lead to material changes in performance and risk factors that have the potential to affect us are contained under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and Item 1A of Part II of this Quarterly Report on Form 10-Q.
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
As of March 31, 2025, our cash and cash equivalents included commercial bank deposits and money market funds.
We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments, marketable securities and debt. Financial instruments utilized in the normal course of business by HomeAmerican include forward sales of mortgage-backed securities, which are commitments to sell a specified financial instrument at a specified future date for a specified price, mandatory delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price within a specified time period, and best-effort delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price subject to the underlying mortgage loans being funded and closed. Such contracts are the only significant financial and derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process for which an interest rate lock commitment had been made to a borrower that had not closed at March 31, 2025 had an aggregate principal balance of $243.4 million, of which $243.4 million had not yet been committed to a mortgage purchaser. In addition, HomeAmerican had mortgage loans held-for-sale with an aggregate principal balance of $316.8 million at March 31, 2025, of which $241.2 million had not yet been committed to a mortgage purchaser. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale that had not yet been committed to a mortgage purchaser, HomeAmerican had forward sales of securities totaling $455.5 million and $189.0 million at March 31, 2025 and December 31, 2024, respectively.
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
Item 4.        Controls and Procedures
(a)Conclusion regarding the effectiveness of disclosure controls and procedures - An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision, and with the participation, of our management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer).  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
(b)Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
With regard to the previously disclosed Building Trades Pension Fund of Western Pennsylvania matter, on or about March 3, 2025, all claims against SHRH were dismissed without prejudice.
Item 1A.     Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors that appeared under Item 1A. Risk Factors in the Company’s 2024 Annual Report on Form 10-K. There are no material changes from the risk factors included within the Company’s 2024 Annual Report on Form 10-K.
Item 5.         Other Information
On May 1, 2025, the Compensation Committee (the "Committee") of the Company took the actions described below with respect to compensation of the Directors of the Company.
The Committee approved cash long term incentive awards to Paris G. Reece III and George C. Yeonas, Directors of the Company, under the terms of the M.D.C. Holdings, Inc. Long Term Incentive Plan, in the amount of $150,000 each. The awards were authorized by the Committee on May 1, 2025, awarded on May 1, 2025, and will vest on January 1, 2027, subject to the Long Term Incentive Plan documents disclosed in Exhibit 10.2.

Item 6.        Exhibits

10.1
Waiver and Consent, dated as of April 16, 2025, between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, under the Amended and Restated Master Repurchase Agreement, dated as of September 20, 2024, as amended.

10.2	M.D.C. Holdings, Inc. Long Term Incentive Plan
22	Subsidiary Guarantors (incorporated by reference to Exhibit 22 to the Company's Form 10-Q for the quarter ended June 30, 2021). *
31.1	Certification of principal executive officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (ii) Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2025 and 2024, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2025 and 2024, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024; and (v) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________________
*Incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M.D.C. HOLDINGS, INC.
(Registrant)

Date: May 6, 2025	By: /s/ Robert N. Martin
Robert N. Martin Director, Senior Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

Date: May 6, 2025	By: /s/ Derek R. Kimmerle
Derek R. Kimmerle
Vice President, Controller and Chief Accounting Officer (chief accounting officer and duly authorized officer)