Form 10-Q
period 2025-06-30
M.D.C. HOLDINGS, INC.
filed 2025-08-05
CIK 773141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of June 30, 2025, outstanding common stock consisted of 100 shares of common stock, $0.01 par value per share, all of which were held by an affiliate of SH Residential Holdings, LLC (“Parent”).

M.D.C. HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTER ENDED June 30, 2025

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
(i)

PART I. FINANCIAL INFORMATION
Item 1.    Unaudited Consolidated Financial Statements
M.D.C. HOLDINGS, INC.
Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
	(unaudited)
	(Dollars in thousands, except share and per share amounts)
ASSETS
Homebuilding:
Cash and cash equivalents	$272,039	$605,653
Restricted cash	—	1,222
Trade and other receivables	97,156	87,465
Accounts receivable due from Parent	—	22,190
Inventories:
Housing completed or under construction	2,317,930	2,116,229
Land and land under development	1,876,721	1,636,024
Total inventories	4,194,651	3,752,253
Property and equipment, net	66,852	67,855
Deferred tax asset, net	23,852	21,648
Prepaids and other assets	107,473	121,505
Total homebuilding assets	4,762,023	4,679,791
Financial Services:
Cash and cash equivalents	135,345	232,217
Mortgage loans held-for-sale, net	176,121	236,806
Other assets	25,280	21,828
Total financial services assets	336,746	490,851
Total Assets	$5,098,769	$5,170,642
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$136,331	$121,152
Accrued and other liabilities	296,423	316,197
Senior notes, net	1,484,712	1,484,267
Total homebuilding liabilities	1,917,466	1,921,616
Financial Services:
Accounts payable and accrued liabilities	126,672	121,667
Mortgage repurchase facility	125,989	177,618
Total financial services liabilities	252,661	299,285
Total Liabilities	2,170,127	2,220,901
Stockholders' Equity
Common stock, $0.01 par value; 150 shares authorized; 100 issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Additional paid-in-capital	1,197,734	1,197,734
Retained earnings	1,730,908	1,752,007
Total Stockholders' Equity	2,928,642	2,949,741
Total Liabilities and Stockholders' Equity	$5,098,769	$5,170,642
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(Dollars in thousands, except share and per share amounts)
Homebuilding:
Home sale revenues	$1,106,405	$1,411,446	$2,079,302	$2,736,648
Home cost of sales	(958,015)	(1,151,575)	(1,779,657)	(2,238,891)
Inventory impairments	(9,750)	(4,550)	(9,750)	(10,450)
Total cost of sales	(967,765)	(1,156,125)	(1,789,407)	(2,249,341)
Gross profit	138,640	255,321	289,895	487,307
Selling, general and administrative expenses	(124,390)	(216,546)	(238,682)	(350,696)
Interest and other income	3,377	12,156	7,662	34,573
Transaction costs	—	(27,561)	—	(38,266)
Other income (expense)	(2,408)	(2,612)	(5,316)	(3,584)
Homebuilding pretax income	15,219	20,758	53,559	129,334

Financial Services:
Revenues	32,800	37,580	57,572	68,932
Expenses	(18,864)	(20,219)	(36,264)	(38,723)
Other income, net	3,902	5,282	7,503	10,098
Financial services pretax income	17,838	22,643	28,811	40,307

Income before income taxes	33,057	43,401	82,370	169,641
Provision for income taxes	(7,402)	(18,267)	(16,633)	(48,688)
Net income	$25,655	$25,134	$65,737	$120,953

Other comprehensive income net of tax:
Unrealized gain (loss) related to available-for-sale debt securities	$—	$20	$—	$(27)
Other comprehensive income (loss)	—	20	—	(27)
Comprehensive income (loss)	$25,655	$25,154	$65,737	$120,926
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except share amounts)

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2024	100	$—	$1,197,734	$1,752,007	$2,949,741
Net income	—	—	—	40,082	40,082
Balance at March 31, 2025	100	$—	$1,197,734	$1,792,089	$2,989,823
Net Income	—	—	—	25,655	25,655
Cash dividends declared	—	—	—	(86,836)	(86,836)
Balance at June 30, 2025	100	$—	$1,197,734	$1,730,908	$2,928,642

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 31, 2023	74,661,479	$747	$1,824,434	$1,552,653	$51	$3,377,885
Net income	—	—	—	95,819	—	95,819
Other comprehensive income (loss)	—	—	—	—	(47)	(47)
Shares issued under stock-based compensation programs, net	386,523	3	(25,629)	—	—	(25,626)
Cash dividends declared	—	—	—	(41,276)	—	(41,276)
Stock-based compensation expense	—	—	2,632	—	—	2,632
Forfeiture of restricted stock	(301)	—	—	—	—	—
Balance at March 31, 2024	75,047,701	$750	$1,801,437	$1,607,196	$4	$3,409,387
Net Income	—	—	—	25,134	—	25,134
Other comprehensive income (loss)	—	—	—	—	20	20
Shares issued under stock-based compensation programs, net	1,653	—	28	—	—	28
Stock-based compensation expense	—	—	173	—	—	173
Effect of Merger transaction	(75,049,254)	(750)	(603,904)	—	—	(604,654)
Balance at June 30, 2024	100	$—	$1,197,734	$1,632,330	$24	$2,830,088
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2025	2024

	(Dollars in thousands)
Operating Activities:
Net income	$65,737	$120,953
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	—	1,319
Depreciation and amortization	13,657	16,361
Inventory impairments	9,750	10,450
Project abandonment costs	5,279	2,788
Amortization of discount of marketable debt securities	—	(2,414)
Deferred income tax benefit (expense)	(2,204)	12,573
Net changes in assets and liabilities:
Trade and other receivables	(10,855)	19,373
Accounts receivable due from Parent	22,190	(22,190)
Mortgage loans held-for-sale, net	60,685	(37,843)
Housing completed or under construction	(207,891)	(240,326)
Land and land under development	(249,091)	186,726
Prepaids and other assets	11,410	(3,281)
Accounts payable and accrued and other liabilities	(12)	(14,114)
Net cash provided by (used in) operating activities	(281,345)	50,375

Investing Activities:
Purchases of marketable securities	—	(177,133)
Maturities of marketable securities	—	80,000
Purchases of property and equipment	(11,871)	(7,220)
Net cash used in investing activities	(11,871)	(104,353)

Financing Activities:
Draws (payments) on mortgage repurchase facility, net	(51,629)	19,101
Payments on homebuilding line of credit, net	—	(9,000)
Dividend payments	(86,836)	(41,276)
Payments of deferred financing costs	(27)	—
Distribution to Parent	—	(611,369)
Issuance of shares under stock-based compensation programs, net	—	(25,598)
Net cash used in financing activities	(138,492)	(668,142)

Net decrease in cash, cash equivalents and restricted cash	(431,708)	(722,120)
Cash, cash equivalents and restricted cash:
Beginning of period	839,092	1,642,897
End of period	$407,384	$920,777

Reconciliation of cash, cash equivalents and restricted cash:
Homebuilding:
Cash and cash equivalents	$272,039	$834,692
Restricted cash	—	2,641
Financial Services:

Cash and cash equivalents	135,345	83,444
Total cash, cash equivalents and restricted cash	$407,384	$920,777
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

1.    Basis of Presentation
The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. ("MDC," “the Company," “we,” “us,” or “our,” which refer to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at June 30, 2025 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
The following tables present operating results relating to our homebuilding and financial services operations:

	Three Months Ended June 30, 2025
	(Dollars in thousands)
	Homebuilding				Financial Services
	West	Mountain	East	Corporate	Mortgage operations	Other	Total
Revenues	$560,263	$352,881	$193,261	$—	$19,090	$13,710	$1,139,205
Home cost of sales	$(482,711)	$(306,109)	$(169,195)	$—	$—	$—	$(958,015)
Inventory impairments	$(9,000)	$—	$(750)	$—	$—	$—	$(9,750)
Selling, general and administrative expenses	$(59,898)	$(29,804)	$(24,080)	$(10,608)	$—	$—	$(124,390)
Interest and other income (1)	$137	$60	$187	$2,993	$—	$—	$3,377
Expenses (2)	$—	$—	$—	$—	$(13,109)	$(5,755)	$(18,864)
Other income (expense), net (3)	$(1,344)	$37	$(1,101)	$—	$1,841	$2,061	$1,494
Pretax income	$7,447	$17,065	$(1,678)	$(7,615)	$7,822	$10,016	$33,057

	Three Months Ended June 30, 2024
	(Dollars in thousands)
	Homebuilding				Financial Services
	West	Mountain	East	Corporate	Mortgage operations	Other	Total
Revenues	$842,561	$366,071	$202,814	$—	$23,150	$14,430	$1,449,026
Home cost of sales	$(687,712)	$(298,768)	$(165,095)	$—	$—	$—	$(1,151,575)
Inventory impairments	$(1,500)	$—	$(3,050)	$—	$—	$—	$(4,550)
Selling, general and administrative expenses	$(67,442)	$(27,530)	$(21,811)	$(99,763)	$—	$—	$(216,546)
Transaction costs	$—	$—	$—	$(27,561)	$—	$—	$(27,561)
Interest and other income (1)	$211	$88	$86	$11,771	$—	$—	$12,156
Expenses (2)	$—	$—	$—	$—	$(13,601)	$(6,618)	$(20,219)
Other income (expense), net (3)	$(1,510)	$(251)	$(46)	$(804)	$2,123	$3,159	$2,671
Pretax income	$84,607	$39,610	$12,898	$(116,357)	$11,672	$10,971	$43,401

	Six Months Ended June 30, 2025
	(Dollars in thousands)
	Homebuilding				Financial Services
	West	Mountain	East	Corporate	Mortgage operations	Other	Total
Revenues	$1,074,782	$652,845	$351,675	$—	$28,777	$28,795	$2,136,874
Home cost of sales	$(910,494)	$(563,578)	$(305,585)	$—	$—	$—	$(1,779,657)
Inventory impairments	$(9,000)	$—	$(750)	$—	$—	$—	$(9,750)
Selling, general and administrative expenses	$(117,289)	$(57,213)	$(45,472)	$(18,708)	$—	$—	$(238,682)
Interest and other income (1)	$382	$126	$258	$6,896	$—	$—	$7,662
Expenses (2)	$—	$—	$—	$—	$(25,316)	$(10,948)	$(36,264)
Other income (expense), net (3)	$(2,913)	$(504)	$(1,899)	$—	$3,142	$4,361	$2,187
Pretax income	$35,468	$31,676	$(1,773)	$(11,812)	$6,603	$22,208	$82,370

	Six Months Ended June 30, 2024
	(Dollars in thousands)
	Homebuilding				Financial Services
	West	Mountain	East	Corporate	Mortgage operations	Other	Total
Revenues	$1,672,647	$676,250	$387,751	$—	$42,801	$26,131	$2,805,580
Home cost of sales	$(1,364,513)	$(557,503)	$(316,875)	$—	$—	$—	$(2,238,891)
Inventory impairments	$(7,000)	$(400)	$(3,050)	$—	$—	$—	$(10,450)
Selling, general and administrative expenses	$(132,703)	$(53,289)	$(41,891)	$(122,813)	$—	$—	$(350,696)
Transaction costs	$—	$—	$—	$(38,266)	$—	$—	$(38,266)
Interest and other income (1)	$407	$216	$204	$33,746	$—	$—	$34,573
Expenses (2)	$—	$—	$—	$—	$(25,817)	$(12,906)	$(38,723)
Other income (expense), net (3)	$(2,104)	$(122)	$(567)	$(789)	$3,888	$6,209	$6,515
Pretax income	$166,734	$65,152	$25,572	$(128,124)	$20,873	$19,434	$169,641
(1) Includes interest income and gain (loss) on sale of other assets.
(2) Includes interest expense and general and administrative expense.
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

	June 30, 2025	December 31, 2024

	(Dollars in thousands)
Homebuilding assets
West	$2,469,619	$2,261,391
Mountain	1,069,118	1,055,134
East	800,438	593,167
Corporate	422,848	770,099
Total homebuilding assets	$4,762,023	$4,679,791
Financial services assets
Mortgage operations	$203,821	$260,899
Other	132,925	229,952
Total financial services assets	$336,746	$490,851

Total assets	$5,098,769	$5,170,642

4.    Earnings Per Share
The Earnings Per Share disclosure required by ASC 260, Earnings Per Share, is only required for reporting entities with publicly-traded equity securities, including those that have filed a registration statement to sell equity securities. As discussed in Footnote 21, Merger, during the three months ended June 30, 2024, the Company cancelled all outstanding equity securities that were not converted into the right to receive merger consideration. As such, there were no outstanding publicly-traded equity securities as of June 30, 2024 or June 30, 2025.

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
The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis, except those for which the carrying values approximate fair values:

		Fair Value
Financial Instrument	Hierarchy	June 30, 2025	December 31, 2024

		(Dollars in thousands)
Mortgage loans held-for-sale, net	Level 2	$176,121	$236,806

Derivative and financial instruments, net (Note 17)
Interest rate lock commitments	Level 2	$(3,691)	$(277)
Forward sales of mortgage-backed securities	Level 2	$(2,369)	$4,047
Mandatory delivery forward loan sale commitments	Level 2	$(1,127)	$515
Best-effort delivery forward loan sale commitments	Level 2	$(616)	$3
The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of June 30, 2025 and December 31, 2024.
Debt securities. Our debt securities consist of U.S. government treasury securities with original maturities upon acquisition of less than six months and are treated as available-for-sale investments and, as such, are recorded at fair value with all changes in fair value initially recorded through other comprehensive income. Debt securities are reviewed on a regular basis for impairment. There were no impairments recorded during the three and six months ended June 30, 2024. There were no outstanding debt securities as of December 31, 2024 or anytime during the six months ended June 30, 2025.
Mortgage loans held-for-sale, net.  Our mortgage loans held-for-sale, which are measured at fair value on a recurring basis, include (1) mortgage loans held-for-sale that are under commitments to sell and (2) mortgage loans held-for-sale that are not under commitments to sell. At June 30, 2025 and December 31, 2024, we had $56.6 million and $95.6 million, respectively, of mortgage loans held-for-sale at fair value under commitments to sell. The fair value for those loans was based on quoted market prices for those mortgage loans, which are Level 2 fair value inputs. At June 30, 2025 and December 31, 2024, we had $119.5 million and $141.2 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input.
Gains (losses) on mortgage loans, net, are included as a component of revenues in the financial services section of our consolidated statements of operations and comprehensive income. For the three and six months ended June 30, 2025, we recorded gains (losses) on mortgage loans held-for-sale, net of $(46.5) million and $(63.0) million, respectively, compared to $2.7 million and $3.3 million for the same period in the prior year.
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

	June 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in thousands)
$300 million 3.850% Senior Notes due January 2030, net	$298,616	$285,098	$298,478	$282,124
$350 million 2.500% Senior Notes due January 2031, net	348,165	304,292	348,010	303,020
$500 million 6.000% Senior Notes due January 2043, net	491,725	449,367	491,596	499,370
$350 million 3.966% Senior Notes due August 2061, net	346,206	231,330	346,183	255,605
Total	$1,484,712	$1,270,087	$1,484,267	$1,340,119

6.    Inventories
The following table sets forth, by reportable segment, information relating to our homebuilding inventories:

	June 30, 2025	December 31, 2024

	(Dollars in thousands)
Housing completed or under construction:
West	$1,225,177	$1,112,172
Mountain	666,705	616,200
East	426,048	387,857
Subtotal	2,317,930	2,116,229
Land and land under development:
West	1,165,120	1,069,594
Mountain	370,205	408,189
East	341,396	158,241
Subtotal	1,876,721	1,636,024
Total inventories	$4,194,651	$3,752,253
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
In accordance with ASC Topic 360, Property, Plant, and Equipment (“ASC 360”), homebuilding inventories, excluding those classified as held for sale, are carried at cost unless events and circumstances indicate that the carrying value of the underlying subdivision may not be recoverable.  We evaluate inventories for impairment at each quarter end on a subdivision level basis as each such subdivision represents the lowest level of identifiable cash flows. In making this determination, we review, among other things, the following for each subdivision:
•actual and trending “Operating Margin” (which is defined as home sale revenues less home cost of sales and all incremental costs associated directly with the subdivision, including sales commissions, incentives and marketing costs);
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
Inventory impairments recognized by segment for the three and six months ended June 30, 2025 and 2024 are shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)		(Dollars in thousands)
Housing Completed or Under Construction:
West	$5,789	$1,423	$5,789	$2,331
Mountain	—	—	—	400
East	750	880	750	880
Subtotal	6,539	2,303	6,539	3,611
Land and Land Under Development:
West	3,211	77	3,211	4,669
Mountain	—	—	—	—
East	—	2,170	—	2,170
Subtotal	3,211	2,247	3,211	6,839
Total Inventory Impairments	$9,750	$4,550	$9,750	$10,450
The table below provides quantitative data, for the periods presented, where applicable, used in determining the fair value of the impaired inventory.

	Impairment Data			Quantitative Data
Three Months Ended	Number of Subdivisions Impaired	Inventory Impairments	Fair Value of Inventory After Impairments	Discount Rate
	(Dollars in thousands)
June 30, 2025	6	9,750	44,309	12%	—	15%
Total		$9,750

June 30, 2024	4	4,550	27,834	12%	—	15%
March 31, 2024	3	5,900	17,634	12%	—	18%
Total		$10,450

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(Dollars in thousands)
Homebuilding interest incurred	$16,967	$17,253	$33,956	$34,674
Less: Interest capitalized	(16,967)	(17,253)	(33,956)	(34,674)
Homebuilding interest expensed	$—	$—	$—	$—

Interest capitalized, beginning of period	$59,074	$63,151	$57,170	$64,659
Plus: Interest capitalized during period	16,967	17,253	33,956	34,674
Less: Previously capitalized interest included in home cost of sales	(16,466)	(20,162)	(31,551)	(39,091)
Interest capitalized, end of period	$59,575	$60,242	$59,575	$60,242

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
Operating lease expense is included as a component of selling, general and administrative expenses in the homebuilding section and expenses in the financial services section of our consolidated statements of operations and comprehensive income. Components of operating lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(Dollars in thousands)
Operating lease cost [1]	$1,994	$2,163	$4,010	$4,288
Less: Sublease income	—	(146)	—	(295)
Net lease cost	$1,994	$2,017	$4,010	$3,993
1Includes variable lease costs, which are immaterial.
Supplemental cash flow information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,120	$2,140	$4,237	$4,286
Leased assets obtained in exchange for new operating lease liabilities	$—	$(381)	$6,530	$1,276
Weighted-average remaining lease term and discount rate for operating leases were as follows:

	June 30, 2025	June 30, 2024
Weighted-average remaining lease term (in years)	3.1	2.9
Weighted-average discount rate	5.5%	5.5%

Maturities of operating lease liabilities were as follows:

Year Ended December 31,
(Dollars in thousands)
2025 (excluding the six months ended June 30, 2025)	$3,495
2026	7,778
2027	5,822
2028	4,299
2029	81
Thereafter	—
Total operating lease payments	$21,475
Less: Effects of discounting	1,668
Present value of operating lease liabilities [1]	$19,807
_______________________________________________________________

1Homebuilding and financial services operating lease liabilities of $19.7 million and $0.1 million, respectively, are included as a component of accrued and other liabilities and accounts payable and accrued liabilities, respectively, in the homebuilding and financial services sections of our consolidated balance sheet at June 30, 2025.
9.    Homebuilding Prepaids and Other Assets
The following table sets forth the components of homebuilding prepaids and other assets:

	June 30, 2025	December 31, 2024

	(Dollars in thousands)
Land option deposits	$35,249	$52,038
Operating lease right-of-use asset (Note 8)	19,324	16,146
Prepaids	37,205	37,130
Goodwill	6,008	6,008
Deferred debt issuance costs on revolving credit facility, net	5,195	5,943
Other	4,492	4,240
Total prepaids and other assets	$107,473	$121,505

10.    Homebuilding Accrued and Other Liabilities and Financial Services Accounts Payable and Accrued Liabilities
The following table sets forth information relating to homebuilding accrued and other liabilities:

	June 30, 2025	December 31, 2024

	(Dollars in thousands)
Accrued compensation and related expenses	$49,638	$86,925
Customer and escrow deposits	6,636	5,116
Warranty accrual (Note 11)	54,117	50,753
Lease liability (Note 8)	19,725	16,867
Land development and home construction accruals	21,508	19,303
Accrued interest	30,934	30,934
Construction defect claim reserves (Note 12)	10,342	11,209
Retentions payable	22,494	15,621
Other accrued liabilities	81,029	79,469
Total accrued and other liabilities	$296,423	$316,197
The following table sets forth information relating to financial services accounts payable and accrued liabilities:

	June 30, 2025	December 31, 2024

	(Dollars in thousands)
Insurance reserves (Note 12)	$97,875	$96,851
Accounts payable and other accrued liabilities	28,797	24,816
Total accounts payable and accrued liabilities	$126,672	$121,667

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
The table set forth below summarizes accrual, adjustment and payment activity related to our warranty accrual for the three and six months ended June 30, 2025 and 2024. The warranty accrual during the three and six months ended June 30, 2025 increased due to a shift in the mix of closings to divisions with higher warranty accrual rates. The adjustment to increase our warranty accrual during the six months ended June 30, 2024 of $3.1 million was due to higher general warranty related expenditures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(Dollars in thousands)
Balance at beginning of period	$51,766	$47,328	$50,753	$44,082
Expense provisions	7,144	7,102	13,170	13,723
Cash payments	(4,793)	(8,003)	(9,806)	(14,428)
Adjustments	—	—	—	3,050
Balance at end of period	$54,117	$46,427	$54,117	$46,427

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
The table set forth below summarizes our insurance and construction defect claim reserves activity for the three and six months ended June 30, 2025 and 2024. These reserves are included as a component of accounts payable and accrued liabilities and accrued and other liabilities in the financial services and homebuilding sections, respectively, of the consolidated balance sheets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(Dollars in thousands)
Balance at beginning of period	$108,252	$104,338	$108,060	$100,759
Expense provisions	4,390	5,396	8,166	10,522
Cash payments, net of recoveries	(4,425)	(1,656)	(8,009)	(3,203)
Balance at end of period	$108,217	$108,078	$108,217	$108,078
In the ordinary course of business, we make payments from our insurance and construction defect claim reserves to settle litigation claims arising from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of what future cash payments will be for subsequent periods.
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

Our overall effective income tax rates were 22.4% and 20.2% for the three and six months ended June 30, 2025 and 42.1% and 28.7% for the three and six months ended June 30, 2024, respectively. The rates for the three and six months ended June 30, 2025 resulted in an income tax expense of $7.4 million and $16.6 million, respectively, compared to $18.3 million and $48.7 million for the three and six months ended June 30, 2024, respectively. The year-over-year decrease in the effective tax rates for the three and six months ended June 30, 2025 is primarily due to the decrease in non-deductible executive compensation as the Company is no longer subject to the executive compensation non-deductibility rules of Internal Revenue Code Section 162(m), and prior year one time non-deductible transaction costs related to the Merger.

14.    Senior Notes
The carrying values of our senior notes as of June 30, 2025 and December 31, 2024, net of any unamortized debt issuance costs or discount, were as follows:

	June 30, 2025	December 31, 2024

	(Dollars in thousands)
3.850% Senior Notes due January 2030, net	$298,616	$298,478
2.500% Senior Notes due January 2031, net	348,165	348,010
6.000% Senior Notes due January 2043, net	491,725	491,596
3.966% Senior Notes due August 2061, net	346,206	346,183
Total	$1,484,712	$1,484,267
Our senior notes are not secured and, while the senior note indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries.
15.    Stock-Based Compensation
The following table sets forth share-based award expense activity for the three and six months ended June 30, 2025 and 2024, which is included as a component of selling, general and administrative expenses and expenses in the homebuilding and financial services sections, respectively, of our consolidated statements of operations and comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(Dollars in thousands)
Stock option grants expense	$—	$—	$—	$—
Restricted stock awards expense	—	281	—	1,319
Performance share units expense	—	—	—	—
Total stock-based compensation	$—	$281	$—	$1,319
As of June 30, 2025, there are no awards outstanding.
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

16.    Commitments and Contingencies
Letter of Credit Facility. We maintain an unsecured letter of credit agreement with a financial institution (“LOC Facility”) to obtain performance letters of credit from time to time in the ordinary course of operating our business. Under the LOC Facility, which expires on June 5, 2028, we may issue up to $25.0 million of letters of credit. As of June 30, 2025 and December 31, 2024, we had letters of credit outstanding under the LOC Facility of $7.2 million and $0 million, respectively.
Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At June 30, 2025, we had outstanding surety bonds and letters of credit totaling $349.8 million and $179.0 million, respectively, including $146.4 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $175.8 million and $147.6 million, respectively. All letters of credit as of June 30, 2025, excluding those issued by HomeAmerican, were issued under our letter of credit facility or our unsecured revolving credit facility (see Note 18 for further discussion). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.
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
Lot Option Contracts. In the ordinary course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allow us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, and minimizes the amount of land inventories on our consolidated balance sheets. In certain cases, these contracts will be settled shortly following the end of the period. Our obligation with respect to Option Contracts is generally limited to forfeiture of the related deposits. At June 30, 2025, we had cash deposits, capitalized costs and letters of credit totaling $30.8 million, $8.0 million and $12.6 million, respectively, at risk associated with options to purchase 5,676 lots.

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
The following table sets forth the notional amounts and fair value measurement of our derivative and financial instruments at June 30, 2025 and December 31, 2024:

	June 30, 2025				December 31, 2024

	Notional Value	Derivative Assets	Derivative Liabilities	Derivatives, Net	Notional Value	Derivative Assets	Derivative Liabilities	Derivatives, Net
	(Dollars in thousands)				(Dollars in thousands)
Interest rate lock commitments	$141,443	$657	$4,348	$(3,691)	$57,807	$644	$921	$(277)
Forward sales of mortgage-backed securities	254,500	343	2,712	(2,369)	189,000	4,047	—	4,047
Mandatory delivery forward loan sale commitments	46,789	151	1,278	(1,127)	101,557	670	155	515
Best-effort delivery forward loan sale commitments	11,444	—	616	(616)	1,306	3	—	3
For the three and six months ended June 30, 2025 and 2024, we recorded net gains (losses) on these derivative and financial instruments measured on a recurring basis of $4.7 million and $(7.6) million, respectively, compared to $4.4 million and $4.3 million for the same periods in the prior year, in revenues in the financial services section of our consolidated statements of operations and comprehensive income. There are no credit-risk-related contingent features within our derivative agreements, and counterparty risk is considered minimal.

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
The Revolving Credit Facility also contains customary events of default, including, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, breach of any financial covenant and change of control. Upon the occurrence and during the continuance of any event of default, the Administrative Agent, with the consent or at the direction of the required lenders, may accelerate the payment of the obligations thereunder and exercise various other customary default remedies. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of June 30, 2025.
We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At June 30, 2025 and December 31, 2024, there were $25.4 million and $43.6 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. At June 30, 2025 and December 31, 2024, we had $0.0 million and $0.0 million, respectively, outstanding under the Revolving Credit Facility. As of June 30, 2025, availability under the Revolving Credit Facility was approximately $874.6 million.

Mortgage Repurchase Facility. HomeAmerican entered into the Second Amended and Restated Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”) on September 20, 2024. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $150 million (subject to increase by up to $150 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Amended and Restated Custody Agreement (“Custody Agreement”), dated as of September 20, 2024, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The total capacity of the facility at June 30, 2025 was $150 million. The termination date of the Repurchase Agreement is August 8, 2025. We are currently in negotiations to extend the Mortgage Repurchase Facility.

At June 30, 2025 and December 31, 2024, HomeAmerican had $126.0 million and $177.6 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Pricing under the Mortgage Repurchase Facility is based on SOFR.
Effective April 16, 2025, HomeAmerican entered into a Waiver and Consent agreement with USBNA, in which USBNA as agent waived any events of default under the Mortgage Repurchase Facility arising with respect to an event of default as HomeAmerican was not in compliance by permitting the Adjusted Tangible Net Worth to be less than $21.0 million for the month ending February 28, 2025.

The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of June 30, 2025.
19.    Related Party Transactions
SH Residential Holdings, LLC and affiliates are considered a related party for the period subsequent to the Merger closing on April 19, 2024. As of December 31, 2024, the Company had accounts receivable due from Parent of $22.2 million related to payments in connection with the Merger funded by the Company that are included within Accounts receivable due from Parent in the Consolidated Balance Sheets. There was no amount outstanding as of June 30, 2025.
Further, within Total inventories in the Consolidated Balance Sheet is $78.0 million of land purchased by the Company from affiliates of SH Residential Holdings, LLC as of June 30, 2025. The Company sold lots acquired from affiliates of SH Residential Holdings, LLC resulting in $22.3 million and $27.9 million of home sales revenues as well as gross margin of $3.0 million and $3.8 million during the three and six months ended June 30, 2025, respectively. The Company sold $8.4 million of land to affiliates of SH Residential Holdings, LLC for no gain or loss during the six months ended June 30, 2025.

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
As the combined assets, liabilities and results of operations of M.D.C. Holdings, Inc. and the Guarantor Subsidiaries (the “Obligor Group”) are not materially different from those in the homebuilding section of our consolidated balance sheets and consolidated statements of operations and comprehensive income, separate summarized financial information of the Obligor Group has not been included. As of June 30, 2025 amounts due to non-guarantor subsidiaries from the Obligor Group totaled $101.0 million. As of December 31, 2024, amounts due from non-guarantor subsidiaries to the Obligor Group totaled $34.8 million.

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

The Company incurred $27.6 million and $38.3 million of transaction costs during the three and six months ended June 30, 2024, respectively, in connection with the Merger, which are disclosed within the Transaction costs line item within the Consolidated Statements of Operations and Comprehensive Income. There were no transaction costs incurred during the three and six months ended June 30, 2025.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$1,106,405	$1,411,446	$2,079,302	$2,736,648
Home cost of sales	(958,015)	(1,151,575)	(1,779,657)	(2,238,891)
Inventory impairments	(9,750)	(4,550)	(9,750)	(10,450)
Total cost of sales	(967,765)	(1,156,125)	(1,789,407)	(2,249,341)
Gross profit	138,640	255,321	289,895	487,307
Gross margin	12.5%	18.1%	13.9%	17.8%
Selling, general and administrative expenses	(124,390)	(216,546)	(238,682)	(350,696)
Interest and other income	3,377	12,156	7,662	34,573
Transaction costs	—	(27,561)	—	(38,266)
Other income (expense)	(2,408)	(2,612)	(5,316)	(3,584)
Homebuilding pretax income	15,219	20,758	53,559	129,334

Financial Services:
Revenues	32,800	37,580	57,572	68,932
Expenses	(18,864)	(20,219)	(36,264)	(38,723)
Other income, net	3,902	5,282	7,503	10,098
Financial services pretax income	17,838	22,643	28,811	40,307

Income before income taxes	33,057	43,401	82,370	169,641
Provision for income taxes	(7,402)	(18,267)	(16,633)	(48,688)
Net income	$25,655	$25,134	$65,737	$120,953

Cash provided by (used in):
Operating Activities	$84,348	$(127,133)	$(281,345)	$50,375
Investing Activities	$(6,896)	$(101,320)	$(11,871)	$(104,353)
Financing Activities	$(204,687)	$(594,944)	$(138,492)	$(668,142)

Overview
Industry Conditions and Outlook for MDC*

The homebuilding industry saw softening market conditions during the second quarter of 2025 given consumers affordability concerns, continuing uncertainty related to macroeconomic and geopolitical issues, and continued elevated mortgage rates. This environment negatively impacted consumer sentiment causing hesitation in consumers homebuying decision. As a result, we experienced a decrease in our sales absorption rate during the three months ended June 30, 2025 compared to the same period in the prior year. Our sales absorption rate during the quarter was also impacted by our decision to decrease incentive levels on new orders as the second quarter progressed given the lack of demand elasticity that exists in the current market.

We believe that we are well equipped to navigate the current market conditions given our strong financial position. We ended the quarter with total cash and cash equivalents of $407.4 million, total liquidity of $1.30 billion, a debt-to-capital ratio of 33.6% and no senior note maturities until 2030.

Three Months Ended June 30, 2025

For the three months ended June 30, 2025, our net income was $25.7 million, a 2% increase compared to net income of $25.1 million for the same period in the prior year. This was driven by a decrease in our effective tax rate from 42.1% in the three months ended June 30, 2024, compared to 22.4% during the same period in the current year. The effective tax rate during the three months ended June 30, 2024 was elevated primarily due to increased non-deductible executive compensation and non-deductible transaction costs and excise taxes related to the Merger. This was largely offset by a decrease in pretax income in both our homebuilding business and financial services business. Our homebuilding pretax income decreased $5.5 million, or 27% year-over-year. Our financial services business pretax income decreased $4.8 million, or 21%, compared to the same period in the prior year. The decrease in homebuilding pretax income was primarily due to a 22% decrease in home sale revenues and a 560 basis point decrease in gross margin from home sales. This was partially offset by a 420 basis point decrease in our selling, general and administrative expenses as a percentage of revenue and a decrease of $27.6 million of transaction costs related to the merger. The decrease in gross margin from home sales was driven largely by increased incentive levels and a $5.2 increase in inventory impairments. The decrease in financial services pretax income was driven by our mortgage operations. The decrease in pretax income for our mortgage operations was driven by special financing programs offered on loans locked during the quarter. This was partially offset by an increase in capture rate. Our financial services and homebuilding businesses each saw a decrease in interest income due to decreases in cash and short-term investments year-over-year.

Six Months Ended June 30, 2025

For the six months ended June 30, 2025, our net income was $65.7 million, a 46% decrease compared to net income of $121.0 million for the same period in the prior year. Both our homebuilding business and financial services businesses drove the decrease. Our homebuilding pretax income decreased $75.8 million, or 59% year-over-year. Our financial services business pretax income decreased $11.5 million, or 29% year-over-year. This was partially offset by a decrease in the overall effective tax rate during the six months ended June 30, 2025, decreasing to 20.2% compared to 28.7% during the same period in the prior year. The main drivers of the decrease in homebuilding pretax income, financial services pretax income and effective tax rate are consistent with the second quarter commentary discussed above.

* See "Forward-Looking Statements" below.

Homebuilding
Pretax Income (Loss):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%

	(Dollars in thousands)
West	$7,447	$84,607	$(77,160)	(91)%	$35,468	$166,734	$(131,266)	(79)%
Mountain	17,065	39,610	(22,545)	(57)%	31,676	65,152	(33,476)	(51)%
East	(1,678)	12,898	(14,576)	(113)%	-1,773	25,572	(27,345)	(107)%
Corporate	(7,615)	(116,357)	108,742	93%	(11,812)	(128,124)	116,312	91%
Total Homebuilding pretax income	$15,219	$20,758	$(5,539)	(27)%	$53,559	$129,334	$(75,775)	(59)%
For the three months ended June 30, 2025, we recorded homebuilding pretax income of $15.2 million, a decrease of 27% from $20.8 million for the same period in the prior year. The decrease was due to a 22% decrease in home sale revenues, a 560 basis point decrease in gross margin from home sales and a decrease in interest income year-over-year. These decreases were partially offset by $27.6 million of transaction costs related to the Merger during the second quarter of 2024 and a 420 basis point decrease in our selling, general and administrative expenses as a percentage of home sale revenues.
Our West segment experienced a $77.2 million year-over-year decrease in pretax income, due to a decrease in gross margin from home sales, increase in inventory impairments of $7.5 million and a 34% decrease in home sale revenues and an increase in the selling, general and administrative expenses as a percentage of home sale revenues. Our Mountain segment experienced a $22.5 million decrease in pretax income from the prior year, as a result of a 4% decrease in home sale revenues, a decrease in gross margin from home sales and an increase in the selling, general and administrative expenses as a percentage of home sale revenues. Our East segment experienced a $14.6 million decrease in pretax income from the prior year, due primarily to a decrease in gross margin from home sales, a 5% decrease in home sale revenues and an increase in the selling, general and administrative expenses as a percentage of home sale revenues. Our Corporate segment experienced a $108.7 million increase in pretax income as the three months ended June 30, 2024 included accelerated vesting of equity awards, key executives' transaction bonuses and transaction costs in connection with the closing of the Merger as well as bonus compensation that was historically paid in the form of equity awards that were instead paid in cash, partially offset by a decrease in interest income.
For the six months ended June 30, 2025, we recorded homebuilding pretax income of $53.6 million, a decrease of 59% from $129.3 million for the same period in the prior year. The decrease was due to a 24% decrease in home sale revenues, a 390 basis point decrease in gross margin from home sales and a decrease in interest income year-over-year. These decreases were partially offset by $38.3 million of transaction costs related to the Merger during the six months ended June 30, 2024 and a 130 basis point decrease in our selling, general and administrative expenses as a percentage of home sale revenues. Commentary on the drivers of the decrease in pretax income in our West, Mountain and East homebuilding segments and increase in our Corporate segment is consistent with the 2025 second quarter discussion above.
Assets:

	June 30, 2025	December 31, 2024	Change
			Amount	%

	(Dollars in thousands)
West	$2,469,619	$2,261,391	$208,228	9%
Mountain	1,069,118	1,055,134	13,984	1%
East	800,438	593,167	207,271	35%
Corporate	422,848	770,099	(347,251)	(45)%
Total homebuilding assets	$4,762,023	$4,679,791	$82,232	2%
Total homebuilding assets increased 2% from December 31, 2024 to June 30, 2025. The decrease in the Corporate segment was driven by a decrease in cash and cash equivalents due to increased land acquisition and development spend during the six months ended June 30, 2025. Changes in assets within our homebuilding segments were primarily due to changes in land and land under development and housing completed or under construction. Land and land under development increased within our East and West homebuilding segments due to increased land acquisition during the current year. Housing completed or under construction increased within each of our homebuilding segments due to an increase in the number of finished homes at period end. The increase in homebuilding assets in the East segment was greater in magnitude than the Mountain and West homebuilding segments due to a larger increase in land and land under development due to land acquired.

New Home Deliveries & Home Sale Revenues:
Changes in home sale revenues are impacted by changes in the number of new homes delivered and the average selling price of those delivered homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	Three Months Ended June 30,
	2025			2024			% Change
	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price

	(Dollars in thousands)
West	1,016	$560,263	$551.4	1,476	$842,561	$570.8	(31)%	(34)%	(3)%
Mountain	600	352,881	588.1	586	366,071	624.7	2%	(4)%	(6)%
East	456	193,261	423.8	471	202,814	430.6	(3)%	(5)%	(2)%
Total	2,072	$1,106,405	$534.0	2,533	$1,411,446	$557.2	(18)%	(22)%	(4)%

	Six Months Ended June 30,
	2025			2024			% Change
	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price

	(Dollars in thousands)
West	1,929	$1,074,782	$557.2	2,929	$1,672,647	$571.1	(34)%	(36)%	(2)%
Mountain	1,107	652,845	589.7	1,086	676,250	622.7	2%	(3)%	(5)%
East	821	351,675	428.3	913	387,751	424.7	(10)%	(9)%	1%
Total	3,857	$2,079,302	$539.1	4,928	$2,736,648	$555.3	(22)%	(24)%	(3)%

West Segment Commentary
For the three and six months ended June 30, 2025, the decrease in new home deliveries was due to a decrease in beginning backlog at the beginning of the respective periods and a decrease in net home sales during the respective periods. The decrease in average selling price of homes delivered was a result of increased incentive levels.

Mountain Segment Commentary
For the three and six months ended June 30, 2025, the slight increase in new home deliveries was due to an increase in net home sales during the respective periods, mostly offset by a decrease in beginning backlog at the beginning of the respective periods. The decrease in average selling price of homes delivered was a result of increased incentive levels.

East Segment Commentary
For the three and six months ended June, 2025, the decrease in new home deliveries was due to a decrease in beginning backlog at the beginning of the respective periods and a decrease in net home sales during the respective periods. The decrease in average selling price was due to increased incentive levels, offset partially by a shift in mix to more higher priced communities.

Gross Margin from Home Sales:
Our gross margin from home sales for the three months ended June 30, 2025 decreased 560 basis points year-over-year from 18.1% to 12.5%. Our gross margin from home sales for the six months ended June 30, 2025 decreased 390 basis points year-over-year from 17.8% to 13.9%. The decrease in gross margin from home sales was primarily due to increased incentive levels, and to a lesser extent, increased land costs and decreased base home prices.
Our gross margin from home sales are impacted by our historical land buying strategy, where we have targeted an owned and optioned lot supply of approximately two to three years worth of home closings. As a result, our land associated with homes closed are represented by more recent market values.

Inventory Impairments:
Inventory impairments recognized by segment for the three and six months ended June 30, 2025 and 2024 are shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)		(Dollars in thousands)
Housing Completed or Under Construction:
West	$5,789	$1,423	$5,789	$2,331
Mountain	—	—	—	400
East	750	880	750	880
Subtotal	6,539	2,303	6,539	3,611
Land and Land Under Development:
West	3,211	77	3,211	4,669
Mountain	—	—	—	—
East	—	2,170	—	2,170
Subtotal	3,211	2,247	3,211	6,839
Total Inventory Impairments	$9,750	$4,550	$9,750	$10,450
The table below provides quantitative data, for the periods presented, where applicable, used in determining the fair value of the impaired inventory.

	Impairment Data			Quantitative Data
Three Months Ended	Number of Subdivisions Impaired	Inventory Impairments	Fair Value of Inventory After Impairments	Discount Rate
	(Dollars in thousands)
June 30, 2025	6	$9,750	$44,309	12%	—	15%
Total		$9,750

June 30, 2024	4	$4,550	$27,834	12%	—	15%
March 31, 2024	3	$5,900	$17,634	12%	—	18%
Total		$10,450

Selling, General and Administrative Expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change

	(Dollars in thousands)
General and administrative expenses	$57,258	$145,272	$(88,014)	$111,045	$211,585	$(100,540)
General and administrative expenses as a percentage of home sale revenues	5.2%	10.3%	-510 bps	5.3%	7.7%	-240 bps
Marketing expenses	$28,871	$29,109	$(238)	$55,920	$58,412	$(2,492)
Marketing expenses as a percentage of home sale revenues	2.6%	2.1%	50 bps	2.7%	2.1%	60 bps
Commissions expenses	$38,261	$42,165	$(3,904)	$71,717	$80,699	$(8,982)
Commissions expenses as a percentage of home sale revenues	3.5%	3.0%	50 bps	3.4%	2.9%	50 bps
Total selling, general and administrative expenses	$124,390	$216,546	$(92,156)	$238,682	$350,696	$(112,014)
Total selling, general and administrative expenses as a percentage of home sale revenues	11.2%	15.4%	-420 bps	11.5%	12.7%	-120 bps
General and administrative expenses decreased for the three and six months ended June 30, 2025 as the prior year periods included accelerated vesting of equity awards, key executives' transaction bonuses and transaction costs in connection with the closing of the Merger as well as bonus compensation that was historically paid in the form of equity awards that were instead paid in cash.
Marketing expenses decreased for the three and six months ended June 30, 2025 compared to the previous periods driven by decreased deferred selling amortization and master marketing expenses due to an decrease in home closings year over year and decreased salary related expenses driven by a decrease in headcount.
Commissions expenses decreased for the three and six months ended June 30, 2025 due to decreases in home sale revenues partially offset by increases in co-broker fees and to a lesser extent an increase in sales performance incentive commissions.

Other Homebuilding Operating Data
Net New Orders and Active Subdivisions:
Changes in the dollar value of net new orders are impacted by changes in the number of net new orders and the average selling price of those homes. The dollar value and average selling prices of net new orders do not include financing incentives, as these forward commitments are entered into prior to the home sales and are not specific to an individual home. Commentary for each of our segments on significant changes in these two metrics is provided below.

	Three Months Ended June 30,
	2025				2024				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate

	(Dollars in thousands)
West	842	$498,167	$591.6	2.89	1,284	$725,770	$565.2	3.54	(34)%	(31)%	5%	(18)%
Mountain	537	338,230	629.9	3.03	488	299,809	614.4	2.80	10%	13%	3%	8%
East	394	183,685	466.2	3.37	496	211,837	427.1	3.94	(21)%	(13)%	9%	(14)%
Total	1,773	$1,020,082	$575.3	3.03	2,268	$1,237,416	$545.6	3.44	(22)%	(18)%	5%	(12)%

	Six Months Ended June 30,
	2025				2024				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate

	(Dollars in thousands)
West	1,993	$1,161,191	$582.6	3.36	2,704	$1,530,669	$566.1	3.49	(26)%	(24)%	3%	(4)%
Mountain	1,186	739,222	623.3	3.41	1,060	660,385	623.0	2.99	12%	12%	—%	14%
East	873	397,523	455.4	3.73	974	412,664	423.7	4.06	(10)%	(4)%	7%	(8)%
Total	4,052	$2,297,936	$567.1	3.45	4,738	$2,603,718	$549.5	3.45	(14)%	(12)%	3%	—%
*Calculated as total net new orders (gross orders less cancellations) in period ÷ average active communities during period ÷ number of months in period.

				Average Active Subdivisions			Average Active Subdivisions
	Active Subdivisions			Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%	June 30,		%
	2025	2024	Change	2025	2024	Change	2025	2024	Change
West	99	115	(14)%	97	121	(20)%	99	129	(23)%
Mountain	60	58	3%	59	58	2%	58	59	(2)%
East	40	41	(2)%	39	42	(7)%	39	40	(3)%
Total	199	214	(7)%	195	220	(11)%	196	229	(14)%
During 2025, the Company updated its methodology for determining active subdivisions. Previously, a community would become active after its first five net sales. Now, a community is active after its first sale. Prior period disclosures were updated for both active subdivisions, average active subdivisions, and monthly absorption rate to align with the new methodology.
West Segment Commentary
For the three and six months ended June 30, 2025, the decrease in the number of net new orders was primarily the result of a decrease in average active subdivisions and a decrease in the monthly sales absorption rate. The decrease in monthly sales absorption rate is due to decreased demand as a result of current market conditions. The increase in average selling price for the three and six months ended June 30, 2025 was due to a change in mix to higher priced communities.

Mountain Segment Commentary

For the three and six months ended June 30, 2025, the increase in the number of net new orders was primarily the result of an increase in monthly absorption rate. The increase in the monthly sales absorption rate was driven by increased sales incentives to increase sales pace, partially offset by decreased demand as a result of current market conditions.

East Segment Commentary
For the three and six months ended June 30, 2025, the decrease in the number of net new orders was primarily the result of a decrease in monthly absorption rate and a slight decrease in average active subdivisions. The decrease in monthly sales absorption rate is due to decreased demand as a result of current market conditions. The increase in the average selling price for the three and six months ended June 30, 2025 is due to a change in mix to higher priced communities.
Cancellation Rate:

	Cancellations as a Percentage of Gross Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
West	18%	17%	15%	16%
Mountain	18%	17%	16%	15%
East	17%	17%	15%	17%
Total	18%	17%	15%	16%
In light of our pivot to build more spec homes, we believe it is appropriate to view our cancellations as a product of gross sales during the period. Our cancellation rate as a percentage of gross sales increased year-over-year during the three months ended June 30, 2025 as a result of a decrease in gross sales (before cancellations), offset partially by a decrease in beginning backlog. Our cancellation rate as a percentage of gross sales decreased year-over-year during the six months ended June 30, 2025 as a result of a decrease in beginning backlog, offset partially by a decrease in gross sales (before cancellations).
Backlog:

	June 30,
	2025			2024			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price

	(Dollars in thousands)
West	289	$186,118	$644.0	1,047	$637,602	$609.0	(72)%	(71)%	6%
Mountain	160	115,834	724.0	318	216,325	680.3	(50)%	(46)%	6%
East	136	72,690	534.5	335	151,461	452.1	(59)%	(52)%	18%
Total	585	$374,642	$640.4	1,700	$1,005,388	$591.4	(66)%	(63)%	8%
At June 30, 2025, we had 585 homes in backlog with a total value of $374.6 million. This represented a 66% decrease in the number of homes in backlog and a 63% decrease in the dollar value of those homes in backlog from June 30, 2024. The decrease in the number of homes in backlog was primarily a result of a shift in consumer preference to quick move-in homes and our associated pivot to build more spec homes. The increase in average selling price in each of the homebuilding segments is due to a change in mix to higher priced communities. The dollar value and average selling prices of homes in backlog do not include financing incentives, as these forward commitments are entered into prior to the home sales and are not specific to an individual home.

Homes Completed or Under Construction (WIP lots):

	June 30,		%
	2025	2024	Change
Unsold:
Completed	1,775	370	380%
Under construction	2,833	3,612	(22)%
Total unsold started homes	4,608	3,982	16%
Sold homes under construction or completed	576	1,697	(66)%
Model homes under construction or completed	405	483	(16)%
Total homes completed or under construction	5,589	6,162	(9)%
The increase in total unsold started homes and decrease in sold homes under construction or completed is due to our pivot to build more spec homes and the slower sales pace during the three months ended June 30, 2025 due to current market conditions.
Lots Owned and Optioned (including homes completed or under construction):

	June 30, 2025			June 30, 2024
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total	Total % Change
West	10,064	2,132	12,196	9,236	1,546	10,782	13%
Mountain	4,591	873	5,464	5,079	1,148	6,227	(12)%
East	4,978	2,671	7,649	3,016	2,904	5,920	29%
Total	19,633	5,676	25,309	17,331	5,598	22,929	10%
Our total owned and optioned lots at June 30, 2025 were 25,309, which represented an 10% increase year-over-year. We believe that our total lot supply is sufficient to meet our operating needs. See "Forward-Looking Statements" below.
Financial Services

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(Dollars in thousands)
Financial services revenues
Mortgage operations	$19,090	$23,150	$(4,061)	(18)%	$28,777	$42,801	$(14,025)	(33)%
Other	13,710	14,430	(721)	(5)%	28,795	26,131	2,664	10%
Total financial services revenues	$32,800	$37,580	$(4,780)	(13)%	$57,572	$68,932	$(11,361)	(16)%
Financial services pretax income
Mortgage operations	$7,822	$11,672	$(3,850)	(33)%	$6,603	$20,873	$(14,271)	(68)%
Other	10,016	10,971	(955)	(9)%	22,208	19,434	$2,774	14%
Total financial services pretax income	$17,838	$22,643	$(4,805)	(21)%	$28,811	$40,307	$(11,496)	(29)%

For the three months ended June 30, 2025, our financial services pretax income was $17.8 million, a 21% decrease compared to pretax income of $22.6 million for the same period in the prior year. The decrease in financial services pretax income was primarily due to our mortgage operations, which was impacted by special financing programs offered on loans locked during the quarter. Financial services pretax income was also impacted by the decrease in homes closed year-over-year as well as a decrease in interest income due to decreases in cash and short-term investments year-over-year.

For the six months ended June 30, 2025, our financial services pretax income was $28.8 million, a 29% decrease compared to pretax income of $40.3 million for the same period in the prior year. The main drivers of the decrease in financial services pretax income are consistent with the second quarter commentary discussed above. In addition, our insurance operations within other financial services benefited from increased premium revenue resulting from higher renewal rates and profit sharing revenue from third party insurance providers.
The following table sets forth information for our mortgage operations segment relating to mortgage loans originated and capture rate.

	Three Months Ended		% or Percentage	Six Months Ended		% or Percentage Change
	June 30,			June 30,
	2025	2024	Change	2025	2024
	(Dollars in thousands)
Total Originations (including transfer loans):
Loans	1,735	1,928	(10)%	3,165	3,639	(13)%
Principal	$854,174	$902,249	(5)%	$1,551,789	$1,684,070	(8)%
Capture Rate Data:
Capture rate as % of all homes delivered	84%	76%	8%	82%	74%	8%
Capture rate as % of all homes delivered (excludes cash sales)	89%	83%	6%	89%	81%	8%
Mortgage Loan Origination Product Mix:
FHA loans	36%	30%	6%	35%	30%	5%
Other government loans (VA & USDA)	20%	17%	3%	20%	17%	3%
Total government loans	56%	47%	9%	54%	47%	7%
Conventional loans	44%	53%	(9)%	46%	53%	(7)%
	100%	100%	—%	100%	100%	—%
Loan Type:
Fixed rate	99%	99%	—%	100%	92%	8%
ARM	1%	1%	—%	—%	8%	(8)%
Credit Quality:
Average FICO Score	737	744	(1)%	739	743	(1)%
Other Data:
Average Combined LTV ratio	88%	84%	4%	87%	84%	3%
Full documentation loans	100%	100%	—%	100%	100%	—%
Loans Sold to Third Parties:
Loans	2,015	1,913	5%	3,330	3,559	(6)%
Principal	$989,608	$886,256	12%	$1,621,492	$1,635,666	(1)%
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
Our overall effective income tax rates were 22.4% and 20.2% for the three and six months ended June 30, 2025 and 42.1% and 28.7% for the three and six months ended June 30, 2024, respectively. The rates for the three and six months ended June 30, 2025 resulted in an income tax expense of $7.4 million and $16.6 million, respectively, compared to $18.3 million and $48.7 million for the three and six months ended June 30, 2024, respectively. The year-over-year decrease in the effective tax rates for the three and six months ended June 30, 2025 is primarily due to the decrease in non-deductible executive compensation as the Company is no longer subject to the executive compensation non-deductibility rules of Internal Revenue Code Section 162(m), and prior year one time non-deductible transaction costs related to the Merger.

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
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of June 30, 2025, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, payments due on our Mortgage Repurchase Facility, purchase obligations related to expected acquisition of land under purchase agreements and land development agreements (many of which are secured by letters of credit or surety bonds) and operating leases. Other material cash requirements include land acquisition and development costs not yet contracted for, home construction costs, operating expenses, including our selling, general and administrative expenses, investments and funding of capital improvements and dividend payments.
At June 30, 2025, we had outstanding senior notes with varying maturities totaling an aggregate principal amount of $1.50 billion, with none payable within 12 months. Future interest payments associated with the notes total $1.16 billion, with $64.2 million payable within 12 months. As of June 30, 2025, we had $21.5 million of required operating lease future minimum payments.
At June 30, 2025, we had deposits of $35.2 million in the form of cash and $13.6 million in the form of letters of credit that secured option contracts to purchase 5,676 lots for a total estimated purchase price of $808.2 million.
At June 30, 2025, we had outstanding surety bonds and letters of credit totaling $349.8 million and $179.0 million, respectively, including $146.4 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $175.8 million and $147.6 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit. We have made no material guarantees with respect to third-party obligations.
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
The Revolving Credit Facility also contains customary events of default, including, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, breach of any financial covenant and change of control. Upon the occurrence and during the continuance of any event of default, the Administrative Agent, with the consent or at the direction of the required lenders, may accelerate the payment of the obligations thereunder and exercise various other customary default remedies. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of June 30, 2025.
We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At June 30, 2025 and December 31, 2024, there were $25.4 million and $43.6 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. At June 30, 2025 and December 31, 2024, we had $0.0 million and $0.0 million, respectively, outstanding under the Revolving Credit Facility. As of June 30, 2025, availability under the Revolving Credit Facility was approximately $874.6 million.
Letter of Credit Facility. We maintain an unsecured letter of credit agreement with a financial institution (“LOC Facility”) to obtain performance letters of credit from time to time in the ordinary course of operating our business. Under the LOC Facility, which expires on June 5, 2028, we may issue up to $25.0 million of letters of credit. As of June 30, 2025 and December 31, 2024, we had letters of credit outstanding under the LOC Facility of $7.2 million and $0 million, respectively.

Mortgage Repurchase Facility. HomeAmerican entered into the Second Amended and Restated Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”) on September 20, 2024. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of

$150 million (subject to increase by up to $150 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Amended and Restated Custody Agreement (“Custody Agreement”), dated as of September 20, 2024, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The total capacity of the facility at June 30, 2025 was $150 million. The termination date of the Repurchase Agreement is August 8, 2025. We are currently in negotiations to extend the Mortgage Repurchase Facility.

At June 30, 2025 and December 31, 2024, HomeAmerican had $126.0 million and $177.6 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Pricing under the Mortgage Repurchase Facility is based on SOFR.
Effective April 16, 2025, HomeAmerican entered into a Waiver and Consent agreement with USBNA, in which USBNA as agent waived any events of default under the Mortgage Repurchase Facility arising with respect to an event of default as HomeAmerican was not in compliance by permitting the Adjusted Tangible Net Worth to be less than $21.0 million for the month ending February 28, 2025.
The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of June 30, 2025.

Consolidated Cash Flow
During the six months ended June 30, 2025, net cash used in operating activities was $281.3 million compared with net cash provided by operating activities of $50.4 million in the prior year period. During the six months ended June 30, 2025 and 2024, one of the most significant sources of cash provided by operating activities was net income of $65.7 million and $121.0 million, respectively. During the six months ended June 30, 2025, cash used to increase land and land under development was $249.1 million compared to cash provided by the decrease in land and land under development of $186.7 million. The increase in 2025 was the result of increasing lot acquisitions during the period, compared to starts outnumbering lot acquisitions during 2024. During the six months ended June 30, 2025, cash used by housing completed or under construction was $207.9 million, compared to $240.3 million during the six months ended June 30, 2024. Cash used in the six months ended June 30, 2025 was impacted by an increase in homes completed in inventory while the six months ended June 30, 2024 was impacted by an increase in the number of homes under construction during the period. Cash used in the increase in trade and other receivables for the six months ended June 30, 2025 was $10.9 million compared to cash provided by the decrease in trade and other receivables for the six months ended June 30, 2024 of $19.4 million. The increase during the six months ended June 30, 2025 was driven by an decrease of homes closed at the end of the period. The decrease during the six months ended June 30, 2024 was driven by a increase of homes closed at the end of the period. Cash provided by the change in mortgage loans held-for-sale, net for the six months ended June 30, 2025 was $60.7 compared to the cash used in the change in mortgage loans held-for-sale, net for the six months ended June 30, 2024 was 37.8 million, respectively. The increase during the six months ended June 30, 2025 was due to a higher level of loan sales compared to originations than the same period in 2024. Cash used in accounts receivable due from Parent was $22.2 million during the six months ended June 30, 2024, driven by payments in connection with the Merger funded by the Company, compared to cash provided by change in accounts receivable due from the Parent of $22.2 million during the six months ended June 30, 2025 due to repayment from Parent during the period.
During the six months ended June 30, 2025, net cash used in investing activities was $11.9 million compared to $104.4 million in the same period in the prior year. Our net cash used in investing activities was comprised of purchases of property and equipment during the six months ended June 30, 2025. During the six months ended June 30, 2024, net cash of $97.1 million was used to purchase marketable securities.
During the six months ended June 30, 2025 and 2024 net cash used in financing activities was $138.5 million and $668.1 million, respectively. The primary driver of this decrease in net cash used in financing activities was the increase in distribution to Parent of $611.4 million during the six months ended June 30, 2024 due to the Company's funding of a portion of the consideration of the Merger. Net cash used in dividend payments was $86.8 million during the six months ended June 30, 2025 compared to $41.3 million during the six months ended June 30, 2024 driven by the lack of a dividend payment during the second quarter of 2024. Further contributing to the increase was cash used in payments on mortgage repurchase facility, net of $51.6 million compared to cash provided by draws on mortgage repurchase facility, net of $19.1 million during the same period in 2024. The decrease in cash provided by draws on mortgage repurchase facility, net during the six months ended June 30, 2025 was due to decreased mortgage loans held-for-sale at the end of the period.

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
As of June 30, 2025, our cash and cash equivalents included commercial bank deposits and money market funds.
We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments, marketable securities and debt. Financial instruments utilized in the normal course of business by HomeAmerican include forward sales of mortgage-backed securities, which are commitments to sell a specified financial instrument at a specified future date for a specified price, mandatory delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price within a specified time period, and best-effort delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price subject to the underlying mortgage loans being funded and closed. Such contracts are the only significant financial and derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process for which an interest rate lock commitment had been made to a borrower that had not closed at June 30, 2025 had an aggregate principal balance of $141.4 million, of which $141.4 million had not yet been committed to a mortgage purchaser. In addition, HomeAmerican had mortgage loans held-for-sale with an aggregate principal balance of $181.2 million at June 30, 2025, of which $122.9 million had not yet been committed to a mortgage purchaser. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale that had not yet been committed to a mortgage purchaser, HomeAmerican had forward sales of securities totaling $254.5 million and $189.0 million at June 30, 2025 and December 31, 2024, respectively.
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
(b)Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.
Item 6.        Exhibits

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
101
The following financial statements, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (ii) Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2025 and 2024, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2025 and 2024, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024; and (v) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________________
*Incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M.D.C. HOLDINGS, INC.
(Registrant)

Date: August 5, 2025	By: /s/ Robert N. Martin
Robert N. Martin Director, Senior Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

Date: August 5, 2025	By: /s/ Derek R. Kimmerle
Derek R. Kimmerle
Vice President, Controller and Chief Accounting Officer (chief accounting officer and duly authorized officer)