Form 10-Q
period 2025-09-30
SEKISUI HOUSE U.S., INC.
filed 2025-11-04
CIK 773141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 1-8951
Sekisui House U.S., Inc.
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
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of September 30, 2025, outstanding common stock consisted of 100 shares of common stock, $0.01 par value per share, all of which were held by an affiliate of SH Residential Holdings, LLC (“Parent”).

Sekisui House U.S., Inc.
FORM 10-Q
FOR THE QUARTER ENDED September 30, 2025

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
(i)

PART I. FINANCIAL INFORMATION
Item 1.    Unaudited Consolidated Financial Statements
Sekisui House U.S., Inc.
Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
	(unaudited)
	(Dollars in thousands, except share and per share amounts)
ASSETS
Homebuilding:
Cash and cash equivalents	$65,789	$605,653
Restricted cash	—	1,222
Trade and other receivables	95,279	87,465
Accounts receivable due from Parent	—	22,190
Inventories:
Housing completed or under construction	2,267,226	2,116,229
Land and land under development	2,192,885	1,636,024
Total inventories	4,460,111	3,752,253
Property and equipment, net	65,663	67,855
Deferred tax asset, net	28,241	21,648
Prepaids and other assets	101,083	121,505
Total homebuilding assets	4,816,166	4,679,791
Financial Services:
Cash and cash equivalents	142,945	232,217
Mortgage loans held-for-sale, net	180,681	236,806
Other assets	28,765	21,828
Total financial services assets	352,391	490,851
Total Assets	$5,168,557	$5,170,642
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$115,115	$121,152
Accrued and other liabilities	296,362	316,197
Revolving credit facility	85,000	—
Senior notes, net	1,484,938	1,484,267
Total homebuilding liabilities	1,981,415	1,921,616
Financial Services:
Accounts payable and accrued liabilities	126,128	121,667
Mortgage repurchase facility	143,008	177,618
Total financial services liabilities	269,136	299,285
Total Liabilities	2,250,551	2,220,901
Stockholders' Equity
Common stock, $0.01 par value; 150 shares authorized; 100 issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Additional paid-in-capital	1,197,734	1,197,734
Retained earnings	1,720,272	1,752,007
Total Stockholders' Equity	2,918,006	2,949,741
Total Liabilities and Stockholders' Equity	$5,168,557	$5,170,642
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

Sekisui House U.S., Inc.
Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(Dollars in thousands, except share and per share amounts)
Homebuilding:
Home sale revenues	$832,292	$1,386,655	$2,911,594	$4,123,303
Home cost of sales	(707,493)	(1,133,532)	(2,487,150)	(3,372,423)
Inventory impairments	(39,850)	(6,300)	(49,600)	(16,750)
Total cost of sales	(747,343)	(1,139,832)	(2,536,750)	(3,389,173)
Gross profit	84,949	246,823	374,844	734,130
Selling, general and administrative expenses	(109,608)	(129,096)	(348,290)	(479,792)
Interest and other income	1,028	11,115	8,690	45,688
Transaction costs	—	(329)	—	(38,595)
Other income (expense)	(5,427)	(739)	(10,743)	(4,323)
Homebuilding pretax income	(29,058)	127,774	24,501	257,108

Financial Services:
Revenues	23,734	43,357	81,306	112,289
Expenses	(15,176)	(21,010)	(51,440)	(59,733)
Other income, net	3,104	5,559	10,607	15,657
Financial services pretax income	11,662	27,906	40,473	68,213

Income (loss) before income taxes	(17,396)	155,680	64,974	325,321
Benefit (provision) for income taxes	6,760	(22,143)	(9,873)	(70,831)
Net income (loss)	$(10,636)	$133,537	$55,101	$254,490

Other comprehensive income net of tax:
Unrealized gain (loss) related to available-for-sale debt securities	$—	$21	$—	$(6)
Other comprehensive income (loss)	—	21	—	(6)
Comprehensive income (loss)	$(10,636)	$133,558	$55,101	$254,484
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

Sekisui House U.S., Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except share amounts)

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2024	100	$—	$1,197,734	$1,752,007	$2,949,741
Net income	—	—	—	40,082	40,082
Balance at March 31, 2025	100	$—	$1,197,734	$1,792,089	$2,989,823
Net income	—	—	—	25,655	25,655
Cash dividends declared	—	—	—	(86,836)	(86,836)
Balance at June 30, 2025	100	$—	$1,197,734	$1,730,908	$2,928,642
Net income (loss)	—	—	—	(10,636)	(10,636)
Balance at September 30, 2025	100	$—	$1,197,734	$1,720,272	$2,918,006

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 31, 2023	74,661,479	$747	$1,824,434	$1,552,653	$51	$3,377,885
Net income	—	—	—	95,819	—	95,819
Other comprehensive income (loss)	—	—	—	—	(47)	(47)
Shares issued under stock-based compensation programs, net	386,523	3	(25,629)	—	—	(25,626)
Cash dividends declared	—	—	—	(41,276)	—	(41,276)
Stock-based compensation expense	—	—	2,632	—	—	2,632
Forfeiture of restricted stock	(301)	—	—	—	—	—
Balance at March 31, 2024	75,047,701	$750	$1,801,437	$1,607,196	$4	$3,409,387
Net income	—	—	—	25,134	—	25,134
Other comprehensive income (loss)	—	—	—	—	20	20
Shares issued under stock-based compensation programs, net	1,653	—	28	—	—	28
Stock-based compensation expense	—	—	173	—	—	173
Effect of Merger transaction	(75,049,254)	(750)	(603,904)	—	—	(604,654)
Balance at June 30, 2024	100	$—	$1,197,734	$1,632,330	$24	$2,830,088
Net income	—	—	—	133,537	—	133,537
Shares issued under stock-based compensation programs, net	—	—	—	—	21	21
Cash dividends declared	—	—	—	(41,300)	—	(41,300)
Balance at September 30, 2024	100	$—	$1,197,734	$1,724,567	$45	$2,922,346
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

Sekisui House U.S., Inc.
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2025	2024

	(Dollars in thousands)
Operating Activities:
Net income	$55,101	$254,490
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	—	1,319
Depreciation and amortization	19,148	24,759
Inventory impairments	49,600	16,750
Project abandonment costs	7,848	3,411
Impairment of property and equipment	2,676	—
Amortization of discount of marketable debt securities	—	(4,252)
Deferred income tax benefit (expense)	(6,593)	14,175
Net changes in assets and liabilities:
Trade and other receivables	(9,017)	(28,064)
Accounts receivable due from Parent	22,190	(22,190)
Mortgage loans held-for-sale, net	56,125	27,472
Housing completed or under construction	(176,393)	(158,927)
Land and land under development	(588,242)	52,865
Prepaids and other assets	14,074	(23,476)
Accounts payable and accrued and other liabilities	(21,955)	(19,236)
Net cash provided by (used in) operating activities	(575,438)	139,096

Investing Activities:
Purchases of marketable securities	—	(177,133)
Maturities of marketable securities	—	170,000
Purchases of property and equipment	(18,447)	(11,830)
Net cash used in investing activities	(18,447)	(18,963)

Financing Activities:
Draws (payments) on mortgage repurchase facility, net	(34,610)	(33,760)
Draws (payments) on homebuilding line of credit, net	85,000	(9,000)
Dividend payments	(86,836)	(82,576)
Payments of deferred financing costs	(27)	—
Distribution to Parent	—	(611,369)
Issuance of shares under stock-based compensation programs, net	—	(25,598)
Net cash used in financing activities	(36,473)	(762,303)

Net decrease in cash, cash equivalents and restricted cash	(630,358)	(642,170)
Cash, cash equivalents and restricted cash:
Beginning of period	839,092	1,642,897
End of period	$208,734	$1,000,727

Reconciliation of cash, cash equivalents and restricted cash:
Homebuilding:
Cash and cash equivalents	$65,789	$807,999
Restricted cash	—	1,522
Financial Services:

Cash and cash equivalents	142,945	191,206
Total cash, cash equivalents and restricted cash	$208,734	$1,000,727
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

1.    Basis of Presentation
The Unaudited Consolidated Financial Statements of Sekisui House U.S., Inc. (formerly known as M.D.C. Holdings, Inc.) ("SHUS," “the Company," “we,” “us,” or “our,” which refer to Sekisui House U.S., Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of SHUS at September 30, 2025 and for all periods presented. These statements should be read in conjunction with SHUS’s Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
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
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. This amendment modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold, (2) the amount of income taxes paid (net of refunds received) (disaggregated by federal, state, and foreign taxes) as well as individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid net of refunds, (3) the income or loss from continuing operations before income tax expense or benefit (disaggregated between domestic and foreign) and (4) income tax expense or benefit from continuing operations (disaggregated by federal, state and foreign). The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, while retrospective application is permitted. We are currently evaluating ASU 2023-09 and do not expect it to have a material effect on the consolidated financial statements and disclosures.

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
The following tables present operating results relating to our homebuilding and financial services operations:

	Three Months Ended September 30, 2025
	(Dollars in thousands)
	Homebuilding				Financial Services
	West	Mountain	East	Corporate	Mortgage operations	Other	Total
Revenues	$408,574	$294,767	$128,951	$—	$10,390	$13,344	$856,026
Home cost of sales	$(346,229)	$(250,662)	$(110,602)	$—	$—	$—	$(707,493)
Inventory impairments	$(20,450)	$(6,775)	$(12,625)	$—	$—	$—	$(39,850)
Selling, general and administrative expenses	$(52,714)	$(25,878)	$(20,338)	$(10,678)	$—	$—	$(109,608)
Interest and other income (1)	$83	$70	$118	$757	$—	$—	$1,028
Expenses (2)	$—	$—	$—	$—	$(10,542)	$(4,634)	$(15,176)
Other income (expense), net (3)	$(1,229)	$(135)	$(1,204)	$(2,859)	$1,176	$1,928	$(2,323)
Pretax income	$(11,965)	$11,387	$(15,700)	$(12,780)	$1,025	$10,638	$(17,396)

	Three Months Ended September 30, 2024
	(Dollars in thousands)
	Homebuilding				Financial Services
	West	Mountain	East	Corporate	Mortgage operations	Other	Total
Revenues	$804,561	$340,034	$242,060	$—	$26,391	$16,966	$1,430,011
Home cost of sales	$(652,706)	$(277,600)	$(203,226)	$—	$—	$—	$(1,133,533)
Inventory impairments	$(4,600)	$—	$(1,700)	$—	$—	$—	$(6,300)
Selling, general and administrative expenses	$(65,790)	$(26,251)	$(24,332)	$(12,723)	$—	$—	$(129,096)
Transaction costs	$—	$—	$—	$(329)	$—	$—	$(329)
Interest and other income (1)	$197	$70	$79	$10,769	$—	$—	$11,116
Expenses (2)	$—	$—	$—	$—	$(14,341)	$(6,669)	$(21,010)
Other income (expense), net (3)	$(391)	$(210)	$(150)	$11	$2,207	$3,352	$4,819
Pretax income	$81,271	$36,043	$12,731	$(2,272)	$14,257	$13,649	$155,680

	Nine Months Ended September 30, 2025
	(Dollars in thousands)
	Homebuilding				Financial Services
	West	Mountain	East	Corporate	Mortgage operations	Other	Total
Revenues	$1,483,356	$947,612	$480,626	$—	$39,168	$42,138	$2,992,900
Home cost of sales	$(1,256,723)	$(814,240)	$(416,187)	$—	$—	$—	$(2,487,150)
Inventory impairments	$(29,450)	$(6,775)	$(13,375)	$—	$—	$—	$(49,600)
Selling, general and administrative expenses	$(170,003)	$(83,091)	$(65,809)	$(29,387)	$—	$—	$(348,290)
Interest and other income (1)	$465	$195	$377	$7,653	$—	$—	$8,690
Expenses (2)	$—	$—	$—	$—	$(35,858)	$(15,582)	$(51,440)
Other income (expense), net (3)	$(4,142)	$(638)	$(3,103)	$(2,860)	$4,318	$6,289	$(136)
Pretax income	$23,503	$43,063	$(17,471)	$(24,594)	$7,628	$32,845	$64,974

	Nine Months Ended September 30, 2024
	(Dollars in thousands)
	Homebuilding				Financial Services
	West	Mountain	East	Corporate	Mortgage operations	Other	Total
Revenues	$2,477,208	$1,016,284	$629,811	$—	$69,192	$43,097	$4,235,592
Home cost of sales	$(2,017,219)	$(835,102)	$(520,102)	$—	$—	$—	$(3,372,423)
Inventory impairments	$(11,600)	$(400)	$(4,750)	$—	$—	$—	$(16,750)
Selling, general and administrative expenses	$(198,494)	$(79,540)	$(66,222)	$(135,536)	$—	$—	$(479,792)
Transaction costs	$—	$—	$—	$(38,595)	$—	$—	$(38,595)
Interest and other income (1)	$605	$286	$283	$44,514	$—	$—	$45,688
Expenses (2)	$—	$—	$—	$—	$(40,158)	$(19,575)	$(59,733)
Other income (expense), net (3)	$(2,496)	$(332)	$(716)	$(779)	$6,096	$9,561	$11,334
Pretax income	$248,005	$101,195	$38,304	$(130,396)	$35,130	$33,083	$325,321
(1) Includes interest income and gain (loss) on sale of other assets.
(2) Includes interest expense and general and administrative expense.
(3) Includes abandoned project costs and other non-operating expenses (Homebuilding) and interest income (Financial Services).
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

	September 30, 2025	December 31, 2024

	(Dollars in thousands)
Homebuilding assets
West	$2,649,059	$2,261,391
Mountain	1,044,454	1,055,134
East	899,221	593,167
Corporate	223,432	770,099
Total homebuilding assets	$4,816,166	$4,679,791
Financial services assets
Mortgage operations	$213,148	$260,899
Other	139,243	229,952
Total financial services assets	$352,391	$490,851

Total assets	$5,168,557	$5,170,642

4.    Earnings Per Share
The Earnings Per Share disclosure required by ASC 260, Earnings Per Share, is only required for reporting entities with publicly-traded equity securities, including those that have filed a registration statement to sell equity securities. As discussed in Footnote 21, Merger, the Company cancelled all outstanding equity securities that were not converted into the right to receive merger consideration. As such, there were no outstanding publicly-traded equity securities as of September 30, 2025 or September 30, 2024.

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
The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis, except those for which the carrying values approximate fair values:

		Fair Value
Financial Instrument	Hierarchy	September 30, 2025	December 31, 2024

		(Dollars in thousands)
Mortgage loans held-for-sale, net	Level 2	$180,681	$236,806

Derivative and financial instruments, net (Note 17)
Interest rate lock commitments	Level 2	$(6,398)	$(277)
Forward sales of mortgage-backed securities	Level 2	$(3,432)	$4,047
Mandatory delivery forward loan sale commitments	Level 2	$80	$515
Best-effort delivery forward loan sale commitments	Level 2	$(7)	$3
The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of September 30, 2025 and December 31, 2024.
Debt securities. Our debt securities consist of U.S. government treasury securities with original maturities upon acquisition of less than six months and are treated as available-for-sale investments and, as such, are recorded at fair value with all changes in fair value initially recorded through other comprehensive income. Debt securities are reviewed on a regular basis for impairment. There were no impairments recorded during the three and nine months ended September 30, 2024. There were no outstanding debt securities as of December 31, 2024 or anytime during the nine months ended September 30, 2025.
Mortgage loans held-for-sale, net.  Our mortgage loans held-for-sale, which are measured at fair value on a recurring basis, include (1) mortgage loans held-for-sale that are under commitments to sell and (2) mortgage loans held-for-sale that are not under commitments to sell. At September 30, 2025 and December 31, 2024, we had $35.4 million and $95.6 million, respectively, of mortgage loans held-for-sale at fair value under commitments to sell. The fair value for those loans was based on quoted market prices for those mortgage loans, which are Level 2 fair value inputs. At September 30, 2025 and December 31, 2024, we had $145.3 million and $141.2 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input.
Gains (losses) on mortgage loans, net, are included as a component of revenues in the financial services section of our consolidated statements of operations and comprehensive income. For the three and nine months ended September 30, 2025, we recorded gains (losses) on mortgage loans held-for-sale, net of $(27.8) million and $(90.8) million, respectively, compared to $10.4 million and $13.7 million for the same period in the prior year.
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

	September 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in thousands)
$300 million 3.850% Senior Notes due January 2030, net	$298,687	$288,880	$298,478	$282,124
$350 million 2.500% Senior Notes due January 2031, net	348,242	310,738	348,010	303,020
$500 million 6.000% Senior Notes due January 2043, net	491,791	477,702	491,596	499,370
$350 million 3.966% Senior Notes due August 2061, net	346,218	234,257	346,183	255,605
Total	$1,484,938	$1,311,577	$1,484,267	$1,340,119

6.    Inventories
The following table sets forth, by reportable segment, information relating to our homebuilding inventories:

	September 30, 2025	December 31, 2024

	(Dollars in thousands)
Housing completed or under construction:
West	$1,220,302	$1,112,172
Mountain	613,000	616,200
East	433,924	387,857
Subtotal	2,267,226	2,116,229
Land and land under development:
West	1,350,387	1,069,594
Mountain	403,503	408,189
East	438,995	158,241
Subtotal	2,192,885	1,636,024
Total inventories	$4,460,111	$3,752,253
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
Inventory impairments recognized by segment for the three and nine months ended September 30, 2025 and 2024 are shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)		(Dollars in thousands)
Housing Completed or Under Construction:
West	$11,574	$2,520	$17,363	$4,851
Mountain	1,823	—	1,823	400
East	6,009	1,042	6,759	1,922
Subtotal	19,406	3,562	25,945	7,173
Land and Land Under Development:
West	8,876	2,080	12,087	6,749
Mountain	4,952	—	4,952	—
East	6,616	658	6,616	2,828
Subtotal	20,444	2,738	23,655	9,577
Total Inventory Impairments	$39,850	$6,300	$49,600	$16,750
The table below provides quantitative data, for the periods presented, where applicable, used in determining the fair value of the impaired inventory.

	Impairment Data			Quantitative Data
Three Months Ended	Number of Subdivisions Impaired	Inventory Impairments	Fair Value of Inventory After Impairments	Discount Rate
	(Dollars in thousands)
September 30, 2025	9	$39,850	107,525	12%	—	18%
June 30, 2025	6	9,750	44,309	12%	—	15%
Total		$49,600

September 30, 2024	3	$6,300	27,423	15%
June 30, 2024	4	4,550	27,834	12%	—	15%
March 31, 2024	3	5,900	17,634	12%	—	18%
Total		$16,750

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(Dollars in thousands)
Homebuilding interest incurred	$18,537	$17,254	$52,493	$51,928
Less: Interest capitalized	(18,537)	(17,254)	(52,493)	(51,928)
Homebuilding interest expensed	$—	$—	$—	$—

Interest capitalized, beginning of period	$59,575	$60,242	$57,170	$64,659
Plus: Interest capitalized during period	18,537	17,254	52,493	51,928
Less: Previously capitalized interest included in home cost of sales	(14,106)	(20,171)	(45,657)	(59,262)
Interest capitalized, end of period	$64,006	$57,325	$64,006	$57,325

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
Operating lease expense is included as a component of selling, general and administrative expenses in the homebuilding section and expenses in the financial services section of our consolidated statements of operations and comprehensive income. Components of operating lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(Dollars in thousands)
Operating lease cost [1]	$2,019	$2,130	$6,029	$6,418
Less: Sublease income	—	(47)	—	(342)
Net lease cost	$2,019	$2,083	$6,029	$6,076
1Includes variable lease costs, which are immaterial.
Supplemental cash flow information related to leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,120	$2,334	$6,357	$6,620
Leased assets obtained in exchange for new operating lease liabilities	$—	$108	$6,530	$1,384
Weighted-average remaining lease term and discount rate for operating leases were as follows:

	September 30, 2025	September 30, 2024
Weighted-average remaining lease term (in years)	2.9	2.7
Weighted-average discount rate	5.5%	5.5%

Maturities of operating lease liabilities were as follows:

Year Ended December 31,
(Dollars in thousands)
2025 (excluding the nine months ended September 30, 2025)	$1,378
2026	7,737
2027	5,772
2028	4,291
2029	81
Thereafter	—
Total operating lease payments	$19,259
Less: Effects of discounting	1,398
Present value of operating lease liabilities [1]	$17,861
_______________________________________________________________

1Homebuilding and financial services operating lease liabilities of $17.9 million and $0.0 million, respectively, are included as a component of accrued and other liabilities and accounts payable and accrued liabilities, respectively, in the homebuilding and financial services sections of our consolidated balance sheet at September 30, 2025.
9.    Homebuilding Prepaids and Other Assets
The following table sets forth the components of homebuilding prepaids and other assets:

	September 30, 2025	December 31, 2024

	(Dollars in thousands)
Land option deposits	$35,309	$52,038
Operating lease right-of-use asset (Note 8)	17,681	16,146
Prepaids	32,660	37,130
Goodwill	6,008	6,008
Deferred debt issuance costs on revolving credit facility, net	4,805	5,943
Other	4,620	4,240
Total prepaids and other assets	$101,083	$121,505

10.    Homebuilding Accrued and Other Liabilities and Financial Services Accounts Payable and Accrued Liabilities
The following table sets forth information relating to homebuilding accrued and other liabilities:

	September 30, 2025	December 31, 2024

	(Dollars in thousands)
Accrued compensation and related expenses	$59,468	$86,925
Customer and escrow deposits	7,418	5,116
Warranty accrual (Note 11)	54,781	50,753
Lease liability (Note 8)	17,861	16,867
Land development and home construction accruals	18,597	19,303
Accrued interest	15,091	30,934
Construction defect claim reserves (Note 12)	10,432	11,209
Retentions payable	24,575	15,621
Other accrued liabilities	88,139	79,469
Total accrued and other liabilities	$296,362	$316,197
The following table sets forth information relating to financial services accounts payable and accrued liabilities:

	September 30, 2025	December 31, 2024

	(Dollars in thousands)
Insurance reserves (Note 12)	$96,694	$96,851
Accounts payable and other accrued liabilities	29,434	24,816
Total accounts payable and accrued liabilities	$126,128	$121,667

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
The table set forth below summarizes accrual, adjustment and payment activity related to our warranty accrual for the three and nine months ended September 30, 2025 and 2024. The warranty accrual during the three and nine months ended September 30, 2025 increased due to a shift in the mix of closings to divisions with higher warranty accrual rates. The adjustment to increase our warranty accrual during the nine months ended September 30, 2024 of $3.1 million was due to higher general warranty related expenditures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(Dollars in thousands)
Balance at beginning of period	$54,117	$46,427	$50,753	$44,082
Expense provisions	5,019	7,210	18,189	20,933
Cash payments	(4,355)	(6,925)	(14,161)	(21,353)
Adjustments	—	—	—	3,050
Balance at end of period	$54,781	$46,712	$54,781	$46,712

12.    Insurance and Construction Defect Claim Reserves
The establishment of reserves for estimated losses associated with insurance policies with StarAmerican are based on actuarial studies that include known facts and interpretations of circumstances, including our experience with similar cases and historical trends involving claim payment patterns, pending levels of unpaid claims, product mix or concentration, claim severity, frequency patterns, and changing regulatory and legal environments. It is possible that changes in the insurance payment experience used in estimating our ultimate insurance losses could have a material impact on our insurance reserves.
Effective September 30, 2025, Allegiant novated, assigned and transferred to StarAmerican all of its rights, title, interest and obligations regarding insurance policies, including all insurance reserves, claims, benefits, premiums, and other amounts payable or receivable.
The establishment of reserves for estimated losses to be incurred by our homebuilding subsidiaries associated with: (1) the self-insured retention (“SIR”) portion of construction defect claims that are expected to be covered under insurance policies with StarAmerican and (2) the entire cost of any construction defect claims that are not expected to be covered by insurance policies with StarAmerican, are based on third party actuarial studies that include known facts similar to those for our insurance reserves. It is possible that changes in the payment experience used in estimating our ultimate losses for construction defect claims could have a material impact on our reserves.
The table set forth below summarizes our insurance and construction defect claim reserves activity for the three and nine months ended September 30, 2025 and 2024. These reserves are included as a component of accounts payable and accrued liabilities and accrued and other liabilities in the financial services and homebuilding sections, respectively, of the consolidated balance sheets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(Dollars in thousands)
Balance at beginning of period	$108,217	$108,078	$108,060	$100,759
Expense provisions	3,157	5,417	11,323	15,938
Cash payments, net of recoveries	(4,248)	(1,824)	(12,257)	(5,026)
Balance at end of period	$107,126	$111,671	$107,126	$111,671
In the ordinary course of business, we make payments from our insurance and construction defect claim reserves to settle litigation claims arising from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of what future cash payments will be for subsequent periods.
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

Our overall effective income tax rates were 38.9% and 15.2% for the three and nine months ended September 30, 2025 and 14.2% and 21.8% for the three and nine months ended September 30, 2024, respectively. The rates for the three and nine months ended September 30, 2025 resulted in an income tax benefit (expense) of $6.8 million and $(9.9) million, respectively, compared to $(22.1) million and $(70.8) million for the three and nine months ended September 30, 2024, respectively. The year-over-year increase in the effective tax rate for the three months ended September 30, 2025 is due to the impacts of IRC 45L home energy efficiency credits on income tax benefit for the period. The year-over-year decrease in the effective tax rate for the nine months ended September 30, 2025, is primarily due to an increase in IRC 45L home energy efficiency credits as a percent of pre-tax book income for the period.

14.    Senior Notes
The carrying values of our senior notes as of September 30, 2025 and December 31, 2024, net of any unamortized debt issuance costs or discount, were as follows:

	September 30, 2025	December 31, 2024

	(Dollars in thousands)
3.850% Senior Notes due January 2030, net	$298,687	$298,478
2.500% Senior Notes due January 2031, net	348,242	348,010
6.000% Senior Notes due January 2043, net	491,791	491,596
3.966% Senior Notes due August 2061, net	346,218	346,183
Total	$1,484,938	$1,484,267
Our senior notes are not secured and, while the senior note indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries.
15.    Stock-Based Compensation
The following table sets forth share-based award expense activity for the three and nine months ended September 30, 2025 and 2024, which is included as a component of selling, general and administrative expenses and expenses in the homebuilding and financial services sections, respectively, of our consolidated statements of operations and comprehensive income:

	Three Months Ended September 30,		Nine months Ended September 30,
	2025	2024	2025	2024

	(Dollars in thousands)
Stock option grants expense	$—	$—	$—	$—
Restricted stock awards expense	—	—	—	1,319
Performance share units expense	—	—	—	—
Total stock-based compensation	$—	$—	$—	$1,319
As of September 30, 2025, there are no awards outstanding.
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

16.    Commitments and Contingencies
Letter of Credit Facility. We maintain an unsecured letter of credit agreement with a financial institution (“LOC Facility”) to obtain performance letters of credit from time to time in the ordinary course of operating our business. Under the LOC Facility, which expires on June 5, 2028, we may issue up to $25.0 million of letters of credit. As of September 30, 2025 and December 31, 2024, we had letters of credit outstanding under the LOC Facility of $7.3 million and $0 million, respectively.
Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At September 30, 2025, we had outstanding surety bonds and letters of credit totaling $391.6 million and $180.5 million, respectively, including $148.7 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $236.7 million and $148.4 million, respectively. All letters of credit as of September 30, 2025, excluding those issued by HomeAmerican, were issued under our letter of credit facility or our unsecured revolving credit facility (see Note 18 for further discussion). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.
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
Lot Option Contracts. In the ordinary course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allow us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, and minimizes the amount of land inventories on our consolidated balance sheets. In certain cases, these contracts will be settled shortly following the end of the period. Our obligation with respect to Option Contracts is generally limited to forfeiture of the related deposits. At September 30, 2025, we had cash deposits, capitalized costs and letters of credit totaling $28.9 million, $6.3 million and $15.3 million, respectively, at risk associated with options to purchase 5,671 lots.

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
The following table sets forth the notional amounts and fair value measurement of our derivative and financial instruments at September 30, 2025 and December 31, 2024:

	September 30, 2025				December 31, 2024

	Notional Value	Derivative Assets	Derivative Liabilities	Derivatives, Net	Notional Value	Derivative Assets	Derivative Liabilities	Derivatives, Net
	(Dollars in thousands)				(Dollars in thousands)
Interest rate lock commitments	$161,713	$296	$6,694	$(6,398)	$57,807	$644	$921	$(277)
Forward sales of mortgage-backed securities	280,500	99	3,531	(3,432)	189,000	4,047	—	4,047
Mandatory delivery forward loan sale commitments	34,994	182	102	80	101,557	670	155	515
Best-effort delivery forward loan sale commitments	2,136	4	11	(7)	1,306	3	—	3
For the three and nine months ended September 30, 2025 and 2024, we recorded net losses on these derivative and financial instruments measured on a recurring basis of $2.3 million and $9.8 million, respectively, compared to $8.1 million and $3.8 million for the same periods in the prior year, in revenues in the financial services section of our consolidated statements of operations and comprehensive income. There are no credit-risk-related contingent features within our derivative agreements, and counterparty risk is considered minimal.

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
The Revolving Credit Facility also contains customary events of default, including, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, breach of any financial covenant and change of control. Upon the occurrence and during the continuance of any event of default, the Administrative Agent, with the consent or at the direction of the required lenders, may accelerate the payment of the obligations thereunder and exercise various other customary default remedies. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of September 30, 2025.
We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At September 30, 2025 and December 31, 2024, there were $24.5 million and $43.6 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. At September 30, 2025 and December 31, 2024, we had $85.0 million and $0.0 million, respectively, outstanding under the Revolving Credit Facility. As of September 30, 2025, availability under the Revolving Credit Facility was approximately $790.5 million.

Mortgage Repurchase Facility. HomeAmerican entered into the Second Amended and Restated Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”) on September 20, 2024. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $150 million (subject to increase by up to $150 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Amended and Restated Custody Agreement (“Custody Agreement”), dated as of September 20, 2024, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The total capacity of the facility at September 30, 2025 was $150 million. The termination date of the Repurchase Agreement is August 5, 2026.

At September 30, 2025 and December 31, 2024, HomeAmerican had $143.0 million and $177.6 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Pricing under the Mortgage Repurchase Facility is based on SOFR.
Effective April 16, 2025, HomeAmerican entered into a Waiver and Consent agreement with USBNA, in which USBNA as agent waived any events of default under the Mortgage Repurchase Facility arising with respect to an event of default as HomeAmerican was not in compliance by permitting the Adjusted Tangible Net Worth to be less than $21.0 million for the month ending February 28, 2025.

The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of September 30, 2025.
19.    Related Party Transactions
SH Residential Holdings, LLC and affiliates are considered a related party for the period subsequent to the Merger closing on April 19, 2024. As of December 31, 2024, the Company had accounts receivable due from Parent of $22.2 million related to payments in connection with the Merger funded by the Company that are included within Accounts receivable due from Parent in the Consolidated Balance Sheets. There was no amount outstanding as of September 30, 2025.
Further, within Total inventories in the Consolidated Balance Sheet is $92.4 million of land purchased by the Company from affiliates of SH Residential Holdings, LLC as of September 30, 2025. The Company sold lots acquired from affiliates of SH Residential Holdings, LLC resulting in $23.4 million and $51.4 million of home sales revenues as well as gross margin of $2.9 million and $6.6 million during the three and nine months ended September 30, 2025, respectively. The Company sold $8.4 million of land to affiliates of SH Residential Holdings, LLC for no gain or loss during the nine months ended September 30, 2025. There were no land sales during the nine months ended September 30, 2024.

20.    Supplemental Guarantor Information
Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by the following subsidiaries (collectively, the "Guarantor Subsidiaries"), which are 100%-owned subsidiaries of the Company:
•M.D.C. Land LLC
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
As the combined assets, liabilities and results of operations of Sekisui House U.S., Inc. and the Guarantor Subsidiaries (the “Obligor Group”) are not materially different from those in the homebuilding section of our consolidated balance sheets and consolidated statements of operations and comprehensive income, separate summarized financial information of the Obligor Group has not been included. As of September 30, 2025 amounts due to non-guarantor subsidiaries from the Obligor Group totaled $99.3 million. As of December 31, 2024, amounts due from non-guarantor subsidiaries to the Obligor Group totaled $34.8 million.

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

The Company incurred $0.3 million and $38.6 million of transaction costs during the three and nine months ended September 30, 2024, respectively, in connection with the Merger, which are disclosed within the Transaction costs line item within the Consolidated Statements of Operations and Comprehensive Income. There were no transaction costs incurred during the three and nine months ended September 30, 2025.
22.    Subsequent Events
Effective October 15, 2025, the Company entered into the First Amendment to Credit Agreement (“First Amendment”) to its Revolving Credit Facility. The First Amendment increased the Aggregate Commitment to $1.40 billion and extended the Facility Termination Date of $1.36 billion of the facility commitments to October 15, 2029, with the remaining $40.0 million commitment continuing to terminate on November 17, 2028. The First Amendment also provides that (subject to additional lender commitments) the aggregate amount of the commitments may increase to an amount not to exceed $1.9 billion (the “accordion” feature), and updates other provisions of the Credit Agreement.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$832,292	$1,386,655	$2,911,594	$4,123,303
Home cost of sales	(707,493)	(1,133,532)	(2,487,150)	(3,372,423)
Inventory impairments	(39,850)	(6,300)	(49,600)	(16,750)
Total cost of sales	(747,343)	(1,139,832)	(2,536,750)	(3,389,173)
Gross profit	84,949	246,823	374,844	734,130
Gross margin	10.2%	17.8%	12.9%	17.8%
Selling, general and administrative expenses	(109,608)	(129,096)	(348,290)	(479,792)
Interest and other income	1,028	11,115	8,690	45,688
Transaction costs	—	(329)	—	(38,595)
Other income (expense)	(5,427)	(739)	(10,743)	(4,323)
Homebuilding pretax income	(29,058)	127,774	24,501	257,108

Financial Services:
Revenues	23,734	43,357	81,306	112,289
Expenses	(15,176)	(21,010)	(51,440)	(59,733)
Other income, net	3,104	5,559	10,607	15,657
Financial services pretax income	11,662	27,906	40,473	68,213

Income before income taxes	(17,396)	155,680	64,974	325,321
Benefit (provision) for income taxes	6,760	(22,143)	(9,873)	(70,831)
Net income	$(10,636)	$133,537	$55,101	$254,490

Cash provided by (used in):
Operating Activities	$(294,093)	$88,721	$(575,438)	$139,096
Investing Activities	$(6,576)	$85,390	$(18,447)	$(18,963)
Financing Activities	$102,019	$(94,161)	$(36,473)	$(762,303)

Overview
Industry Conditions and Outlook for SHUS*

The homebuilding industry continued to see softened market conditions and affordability challenges during the third quarter of 2025. The macroeconomic backdrop remains challenging given consumers affordability concerns, continuing uncertainty related to geopolitical issues, and continued elevated mortgage rates. As a result, we experienced a decrease in our sales absorption rate and our gross margin from home sales during the three months ended September 30, 2025 compared to the same period in the prior year.

We believe that we are well equipped to navigate the current market conditions given our strong financial position. We ended the quarter with total cash and cash equivalents of $208.7 million, total liquidity of $1.01 billion, a debt-to-capital ratio of 35.0% and no senior note maturities until 2030.

Three Months Ended September 30, 2025

For the three months ended September 30, 2025, our net income (loss) was $(10.6) million, a 108% decrease compared to net income of $133.5 million for the same period in the prior year. This was driven by a decrease in pretax income of both our homebuilding business and financial services business. Our homebuilding pretax income decreased $156.8 million, or 123% year-over-year. Our financial services business pretax income decreased $16.2 million, or 58%, compared to the same period in the prior year. The decrease in homebuilding pretax income was primarily due to a 40% decrease in home sale revenues, a 760 basis point decrease in gross margins from home sales and a 390 basis point increase in our selling, general and administrative expenses as a percentage of revenue. The decrease in gross margin from home sales was driven largely by $39.9 million in inventory impairments during the three months ended September 30, 2025 compared to $6.3 million in the same period in the prior year, as well as increased incentive levels. The decrease in financial services pretax income was driven by our mortgage operations. The decrease in pretax income for our mortgage operations was driven by decreased loan origination volume due to the decrease in homes closed as well as special financing programs offered on loans locked during the quarter. This was partially offset by an increase in capture rate. Our financial services and homebuilding businesses each saw a decrease in interest income due to decreases in cash and short-term investments year-over-year.

Nine Months Ended September 30, 2025

For the nine months ended September 30, 2025, our net income was $55.1 million, a 78% decrease compared to net income of $254.5 million for the same period in the prior year. Both our homebuilding business and financial services businesses drove the decrease. Our homebuilding pretax income decreased $232.6 million, or 90% year-over-year. Our financial services business pretax income decreased $27.7 million, or 41% year-over-year. The main drivers of the decrease in homebuilding pretax income and financial services pretax income are consistent with the third quarter commentary discussed above.

* See "Forward-Looking Statements" below.

Homebuilding
Pretax Income (Loss):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%

	(Dollars in thousands)
West	$(11,965)	$81,270	$(93,235)	(115)%	$23,503	$248,004	$(224,501)	(91)%
Mountain	11,387	36,044	(24,657)	(68)%	43,063	101,196	(58,133)	(57)%
East	(15,700)	12,732	(28,432)	(223)%	-17,471	38,304	(55,775)	(146)%
Corporate	(12,780)	(2,272)	(10,508)	(463)%	(24,594)	(130,396)	105,802	81%
Total Homebuilding pretax income	$(29,058)	$127,774	$(156,832)	(123)%	$24,501	$257,108	$(232,607)	(90)%
For the three months ended September 30, 2025, we recorded homebuilding pretax income (loss) of $(29.1) million, a decrease of 123% from $127.8 million for the same period in the prior year. The decrease was due to a 40% decrease in home sale revenues, a 760 basis point decrease in gross margin from home sales and a 390 basis point increase in our selling, general and administrative expenses as a percentage of home sale revenues.
Our West segment experienced a $93.2 million year-over-year decrease in pretax income, due to a decrease in gross margin from home sales, which included an increase in inventory impairments of $15.9 million, a 49% decrease in home sale revenues and an increase in the selling, general and administrative expenses as a percentage of home sale revenues. Our Mountain segment experienced a $24.7 million decrease in pretax income from the prior year, as a result of a 13% decrease in home sale revenues, a decrease in gross margin from home sales, which included an increase of $6.8 million of inventory impairments and an increase in the selling, general and administrative expenses as a percentage of home sale revenues. Our East segment experienced a $28.4 million decrease in pretax income from the prior year, due primarily to a decrease in gross margin from home sales, which included an increase of $10.9 million of inventory impairments, a 47% decrease in home sale revenues, and an increase in the selling, general and administrative expenses as a percentage of home sale revenues. Our Corporate segment experienced a $10.5 million decrease in pretax income driven by a decrease in interest income.
For the nine months ended September 30, 2025, we recorded homebuilding pretax income of $24.5 million, a decrease of 90% from $257.1 million for the same period in the prior year. The decrease was due to a 29% decrease in home sale revenues, a 490 basis point decrease in gross margin from home sales and a decrease in interest income year-over-year. These decreases were partially offset by $38.6 million of transaction costs related to the Merger during the nine months ended September 30, 2024. Commentary on the drivers of the decrease in pretax income in our West, Mountain and East homebuilding segments is consistent with the 2025 third quarter discussion above. The increase in the Corporate segment pretax income was driven by the nine months ended September 30, 2024, which included accelerated vesting of equity awards, key executives' transaction bonuses and transaction costs in connection with the closing of the Merger as well as bonus compensation that was historically paid in the form of equity awards that were instead paid in cash. This was partially offset by a decrease in interest income.
Assets:

	September 30, 2025	December 31, 2024	Change
			Amount	%

	(Dollars in thousands)
West	$2,649,059	$2,261,391	$387,668	17%
Mountain	1,044,454	1,055,134	(10,680)	(1)%
East	899,221	593,167	306,054	52%
Corporate	223,432	770,099	(546,667)	(71)%
Total homebuilding assets	$4,816,166	$4,679,791	$136,375	3%
Total homebuilding assets increased 3% from December 31, 2024 to September 30, 2025. The decrease in the Corporate segment was driven by a decrease in cash and cash equivalents due to increased land acquisition and development spend during the nine months ended September 30, 2025. Changes in assets within our homebuilding segments were primarily due to changes in land and land under development and housing completed or under construction. Land and land under development increased within our East, Mountain and West homebuilding segments due to increased land acquisition during the current year. Housing completed or under construction increased within our East and West homebuilding segments due to an increase in the number of finished homes at period end. The decrease in homebuilding assets in the Mountain segment was due to a larger decrease in housing completed or under construction.

New Home Deliveries & Home Sale Revenues:
Changes in home sale revenues are impacted by changes in the number of new homes delivered and the average selling price of those delivered homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	Three Months Ended September 30,
	2025			2024			% Change
	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price

	(Dollars in thousands)
West	705	$408,574	$579.5	1,413	$804,561	$569.4	(50)%	(49)%	2%
Mountain	479	294,767	615.4	542	340,034	627.4	(12)%	(13)%	(2)%
East	272	128,951	474.1	584	242,060	414.5	(53)%	(47)%	14%
Total	1,456	$832,292	$571.6	2,539	$1,386,655	$546.1	(43)%	(40)%	5%

	Nine Months Ended September 30,
	2025			2024			% Change
	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price

	(Dollars in thousands)
West	2,634	$1,483,356	$563.2	4,342	$2,477,208	$570.5	(39)%	(40)%	(1)%
Mountain	1,586	947,612	597.5	1,628	1,016,284	624.3	(3)%	(7)%	(4)%
East	1,093	480,626	439.7	1,497	629,811	420.7	(27)%	(24)%	5%
Total	5,313	$2,911,594	$548.0	7,467	$4,123,303	$552.2	(29)%	(29)%	(1)%

West Segment Commentary
For the three and nine months ended September 30, 2025, the decrease in new home deliveries was due to a decrease in beginning backlog at the beginning of the respective periods and a decrease in net home sales during the respective periods.

Mountain Segment Commentary
For the three and nine months ended September 30, 2025, the decrease in new home deliveries was due to a decrease in beginning backlog at the beginning of the respective periods. For the three months ended September 30, 2025, also contributing to the decrease was a decrease in net home sales. The decrease in average selling price of homes delivered was a result of increased incentive levels.

East Segment Commentary
For the three and nine months ended September 30, 2025, the decrease in new home deliveries was due to a decrease in beginning backlog at the beginning of the respective periods and a decrease in net home sales during the respective periods. The increase in average selling price was due to a shift in mix to more higher priced communities.

Gross Margin from Home Sales:
Our gross margin from home sales for the three months ended September 30, 2025 decreased 760 basis points year-over-year from 17.8% to 10.2%. Our gross margin from home sales for the nine months ended September 30, 2025 decreased 490 basis points year-over-year from 17.8% to 12.9%. The decrease in gross margin from home sales was primarily due to inventory impairments and increased incentive levels, and to a lesser extent, increased land costs.
Our gross margin from home sales are impacted by our historical land buying strategy, where we have targeted an owned and optioned lot supply of approximately two to three years worth of home closings. As a result, our land associated with homes closed are represented by more recent market values.

Inventory Impairments:
Inventory impairments recognized by segment for the three and nine months ended September 30, 2025 and 2024 are shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)		(Dollars in thousands)
Housing Completed or Under Construction:
West	$11,574	$2,520	$17,363	$4,851
Mountain	1,823	—	1,823	400
East	6,009	1,042	6,759	1,922
Subtotal	19,406	3,562	25,945	7,173
Land and Land Under Development:
West	8,876	2,080	12,087	6,749
Mountain	4,952	—	4,952	—
East	6,616	658	6,616	2,828
Subtotal	20,444	2,738	23,655	9,577
Total Inventory Impairments	$39,850	$6,300	$49,600	$16,750
The table below provides quantitative data, for the periods presented, where applicable, used in determining the fair value of the impaired inventory.

	Impairment Data			Quantitative Data
Three Months Ended	Number of Subdivisions Impaired	Inventory Impairments	Fair Value of Inventory After Impairments	Discount Rate
	(Dollars in thousands)
September 30, 2025	9	$39,850	$107,525	12%	—	18%
June 30, 2025	6	$9,750	$44,309	12%	—	15%
Total		$49,600

September 30, 2024	3	$6,300	$27,423	15%
June 30, 2024	4	$4,550	$27,834	12%	—	15%
March 31, 2024	3	$5,900	$17,634	12%	—	18%
Total		$16,750

Selling, General and Administrative Expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change

	(Dollars in thousands)
General and administrative expenses	$56,953	$57,362	$(409)	$167,998	$268,947	$(100,949)
General and administrative expenses as a percentage of home sale revenues	6.8%	4.1%	270 bps	5.8%	6.5%	-70 bps
Marketing expenses	$25,785	$28,994	$(3,209)	$81,705	$87,406	$(5,701)
Marketing expenses as a percentage of home sale revenues	3.1%	2.1%	100 bps	2.8%	2.1%	70 bps
Commissions expenses	$26,870	$42,740	$(15,869)	$98,587	$123,439	$(24,851)
Commissions expenses as a percentage of home sale revenues	3.2%	3.1%	10 bps	3.4%	3.0%	40 bps
Total selling, general and administrative expenses	$109,608	$129,096	$(19,488)	$348,290	$479,792	$(131,500)
Total selling, general and administrative expenses as a percentage of home sale revenues	13.2%	9.3%	390 bps	12.0%	11.6%	40 bps
General and administrative expenses decreased for the three months ended September 30, 2025 due to a decrease in compensation related costs. The decrease for the nine months ended September 30, 2025 as the prior year periods included accelerated vesting of equity awards, key executives' transaction bonuses and transaction costs in connection with the closing of the Merger as well as bonus compensation that was historically paid in the form of equity awards that were instead paid in cash.
Marketing expenses decreased for the three and nine months ended September 30, 2025 compared to the previous periods driven by decreased deferred selling amortization and master marketing expenses due to a decrease in home closings year over year and decreased salary related expenses driven by a decrease in headcount. This was partially offset by an increase maintenance and utility costs as a result of having more spec homes in inventory.
Commissions expenses decreased for the three and nine months ended September 30, 2025 due to decreases in home sale revenues partially offset by increases in co-broker fees and to a lesser extent an increase in sales performance incentive commissions.

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

	Three Months Ended September 30,
	2025				2024				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate

	(Dollars in thousands)
West	765	$463,673	$606.1	2.45	963	$539,761	$560.5	2.85	(21)%	(14)%	8%	(14)%
Mountain	470	297,166	632.3	2.49	473	289,908	612.9	2.72	(1)%	3%	3%	(9)%
East	264	128,271	485.9	2.10	468	194,832	416.3	3.80	(44)%	(34)%	17%	(45)%
Total	1,499	$889,110	$593.1	2.39	1,904	$1,024,501	$538.1	3.01	(21)%	(13)%	10%	(21)%

	Nine Months Ended September 30,
	2025				2024				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate

	(Dollars in thousands)
West	2,772	$1,632,850	$589.1	3.05	3,667	$2,070,669	$564.7	3.29	(24)%	(21)%	4%	(7)%
Mountain	1,642	1,028,023	626.1	3.04	1,533	950,243	619.9	2.89	7%	8%	1%	5%
East	1,137	525,690	462.3	3.16	1,442	607,546	421.3	4.01	(21)%	(13)%	10%	(21)%
Total	5,551	$3,186,563	$574.1	3.07	6,642	$3,628,458	$546.3	3.31	(16)%	(12)%	5%	(7)%
*Calculated as total net new orders (gross orders less cancellations) in period ÷ average active communities during period ÷ number of months in period.

				Average Active Subdivisions			Average Active Subdivisions
	Active Subdivisions			Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%	September 30,		%
	2025	2024	Change	2025	2024	Change	2025	2024	Change
West	110	107	3%	104	112	(7)%	101	124	(19)%
Mountain	66	59	12%	63	58	9%	60	59	2%
East	45	40	13%	42	41	2%	40	40	—%
Total	221	206	7%	209	211	(1)%	201	223	(10)%
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
West Segment Commentary

For the three and nine months ended September 30, 2025, the decrease in the number of net new orders was primarily the result of a decrease in average active subdivisions and a decrease in the monthly sales absorption rate. The decrease in monthly sales absorption rate is due to decreased demand as a result of current market conditions. The increase in average selling price for the three and nine months ended September 30, 2025 was due to a change in mix to higher priced communities.

Mountain Segment Commentary
For the three months ended September 30, 2025, the decrease in the number of net new orders was a result of a decrease in monthly absorption rate partially offset by an increase in average active subdivisions. The decrease in monthly sales absorption rate is due to decreased demand during the quarter as a result of current market conditions. For the nine months ended September 30, 2025, the increase in the number of net new orders was primarily the result of an increase in monthly absorption rate. The increase in the monthly sales absorption rate was driven by increased sales incentives to increase sales pace, partially offset by decreased demand as a result of current market conditions.

East Segment Commentary
For the three and nine months ended September 30, 2025, the decrease in the number of net new orders was primarily the result of a decrease in monthly absorption rate. The decrease in monthly sales absorption rate is due to decreased demand as a result of current market conditions. The increase in the average selling price for the three and nine months ended September 30, 2025 is due to a change in mix to higher priced communities.
Cancellation Rate:

	Cancellations as a Percentage of Gross Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
West	14%	19%	15%	17%
Mountain	14%	14%	15%	15%
East	19%	21%	16%	18%
Total	15%	19%	15%	17%
In light of our pivot to build more spec homes, we believe it is appropriate to view our cancellations as a product of gross sales during the period. Our cancellation rate as a percentage of gross sales decreased year-over-year during the three and nine months ended September 30, 2025 as a result of a decrease in beginning backlog, offset partially by a decrease in gross sales (before cancellations).
Backlog:

	September 30,
	2025			2024			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price

	(Dollars in thousands)
West	349	$223,311	$639.9	597	$365,888	$612.9	(42)%	(39)%	4%
Mountain	151	105,856	701.0	249	162,675	653.3	(39)%	(35)%	7%
East	128	67,567	527.9	219	99,952	456.4	(42)%	(32)%	16%
Total	628	$396,734	$631.7	1,065	$628,515	$590.2	(41)%	(37)%	7%
At September 30, 2025, we had 628 homes in backlog with a total value of $396.7 million. This represented a 41% decrease in the number of homes in backlog and a 37% decrease in the dollar value of those homes in backlog from September 30, 2024. The decrease in the number of homes in backlog was primarily a result of a shift in consumer preference to quick move-in homes and our associated pivot to build more spec homes. The increase in average selling price in each of the homebuilding segments is due to a change in mix to higher priced communities. The dollar value and average selling prices of homes in backlog do not include financing incentives, as these forward commitments are entered into prior to the home sales and are not specific to an individual home.

Homes Completed or Under Construction (WIP lots):

	September 30,		%
	2025	2024	Change
Unsold:
Completed	2,221	824	170%
Under construction	1,651	3,075	(46)%
Total unsold started homes	3,872	3,899	(1)%
Sold homes under construction or completed	599	1,062	(44)%
Model homes under construction or completed	389	478	(19)%
Total homes completed or under construction	4,860	5,439	(11)%
The decrease in sold homes under construction or completed and increase in unsold homes completed is due to our pivot to build more spec homes and the slower sales pace during the three months ended September 30, 2025 due to current market conditions. The decrease in unsold homes under construction is due to a decrease of home starts during the period.
Lots Owned and Optioned (including homes completed or under construction):

	September 30, 2025			September 30, 2024
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total	Total % Change
West	10,361	1,668	12,029	9,242	2,504	11,746	2%
Mountain	4,294	1,394	5,688	5,228	1,041	6,269	(9)%
East	5,067	2,609	7,676	3,405	2,559	5,964	29%
Total	19,722	5,671	25,393	17,875	6,104	23,979	6%
Our total owned and optioned lots at September 30, 2025 were 25,393, which represented an 6% increase year-over-year. We believe that our total lot supply is sufficient to meet our operating needs. See "Forward-Looking Statements" below.
Financial Services

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(Dollars in thousands)
Financial services revenues
Mortgage operations	$10,390	$26,391	$(16,002)	(61)%	$39,168	$69,192	$(30,026)	(43)%
Other	13,344	16,966	(3,622)	(21)%	42,138	43,097	(959)	(2)%
Total financial services revenues	$23,734	$43,357	$(19,623)	(45)%	$81,306	$112,289	$(30,983)	(28)%
Financial services pretax income
Mortgage operations	$1,024	$14,257	$(13,233)	(93)%	$7,628	$35,130	$(27,502)	(78)%
Other	10,638	13,649	(3,011)	(22)%	32,845	33,083	$(238)	(1)%
Total financial services pretax income	$11,662	$27,906	$(16,244)	(58)%	$40,473	$68,213	$(27,740)	(41)%

For the three months ended September 30, 2025, our financial services pretax income was $11.7 million, a 58% decrease compared to pretax income of $27.9 million for the same period in the prior year. The decrease in financial services pretax income was primarily due to our mortgage operations, which was impacted by special financing programs offered on loans locked during the quarter. Financial services pretax income was also impacted by the decrease in homes closed year-over-year as well as a decrease in interest income due to decreases in cash and short-term investments year-over-year.

For the nine months ended September 30, 2025, our financial services pretax income was $40.5 million, a 41% decrease compared to pretax income of $68.2 million for the same period in the prior year. The main drivers of the decrease in financial services pretax income are consistent with the third quarter commentary discussed above. In addition, our insurance operations within other financial services benefited from increased premium revenue resulting from higher renewal rates and profit sharing revenue from third party insurance providers.
The following table sets forth information for our mortgage operations segment relating to mortgage loans originated and capture rate.

	Three Months Ended		% or Percentage	Nine Months Ended		% or Percentage Change
	September 30,			September 30,
	2025	2024	Change	2025	2024
	(Dollars in thousands)
Total Originations (including transfer loans):
Loans	1,147	1,949	(41)%	4,312	5,588	(23)%
Principal	$582,602	$892,798	(35)%	$2,134,390	$2,576,867	(17)%
Capture Rate Data:
Capture rate as % of all homes delivered	79%	77%	2%	81%	75%	6%
Capture rate as % of all homes delivered (excludes cash sales)	87%	84%	3%	88%	82%	6%
Mortgage Loan Origination Product Mix:
FHA loans	29%	32%	(3)%	33%	31%	2%
Other government loans (VA & USDA)	17%	17%	—%	19%	17%	2%
Total government loans	46%	49%	(3)%	52%	48%	4%
Conventional loans	54%	51%	3%	48%	52%	(4)%
	100%	100%	—%	100%	100%	—%
Loan Type:
Fixed rate	83%	100%	(17)%	95%	94%	1%
ARM	17%	—%	17%	5%	6%	(1)%
Credit Quality:
Average FICO Score	744	742	—%	740	743	—%
Other Data:
Average Combined LTV ratio	86%	83%	3%	86%	84%	2%
Full documentation loans	100%	100%	—%	100%	100%	—%
Loans Sold to Third Parties:
Loans	1,140	2,093	(46)%	4,470	5,652	(21)%
Principal	$575,629	$960,618	(40)%	$2,197,122	$2,596,284	(15)%
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
Our overall effective income tax rates were 38.9% and 15.2% for the three and nine months ended September 30, 2025 and 14.2% and 21.8% for the three and nine months ended September 30, 2024, respectively. The rates for the three and nine months ended September 30, 2025 resulted in an income tax benefit (expense) of $6.8 million and $(9.9) million, respectively, compared to $(22.1) million and $(70.8) million for the three and nine months ended September 30, 2024, respectively. The year-over-year increase in the effective tax rate for the three months ended September 30, 2025 is due to the impacts of IRC 45L home energy efficiency credits on income tax benefit for the period. The year-over-year decrease in the effective tax rate for the nine months ended September 30, 2025, is primarily due to a increase in IRC 45L home energy efficiency credits as a percent of pre-tax book income for the period.

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
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of September 30, 2025, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, payments due on our Mortgage Repurchase Facility, payments due on our Revolving Credit Facility, purchase obligations related to expected acquisition of land under purchase agreements and land development agreements (many of which are secured by letters of credit or surety bonds) and operating leases. Other material cash requirements include land acquisition and development costs not yet contracted for, home construction costs, operating expenses, including our selling, general and administrative expenses, investments and funding of capital improvements and dividend payments.
At September 30, 2025, we had outstanding senior notes with varying maturities totaling an aggregate principal amount of $1.50 billion, with none payable within 12 months. Future interest payments associated with the notes total $1.12 billion, with $64.2 million payable within 12 months. As of September 30, 2025, we had $19.3 million of required operating lease future minimum payments.
At September 30, 2025, we had deposits of $35.3 million in the form of cash and $16.2 million in the form of letters of credit that secured option contracts to purchase 5,671 lots for a total estimated purchase price of $682.5 million.
At September 30, 2025, we had outstanding surety bonds and letters of credit totaling $391.6 million and $180.5 million, respectively, including $148.7 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $236.7 million and $148.4 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit. We have made no material guarantees with respect to third-party obligations.
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
The Revolving Credit Facility also contains customary events of default, including, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, breach of any financial covenant and change of control. Upon the occurrence and during the continuance of any event of default, the Administrative Agent, with the consent or at the direction of the required lenders, may accelerate the payment of the obligations thereunder and exercise various other customary default remedies. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of September 30, 2025.
We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At September 30, 2025 and December 31, 2024, there were $24.5 million and $43.6 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. At September 30, 2025 and December 31, 2024, we had $85.0 million and $0.0 million, respectively, outstanding under the Revolving Credit Facility. As of September 30, 2025, availability under the Revolving Credit Facility was approximately $790.5 million.
Letter of Credit Facility. We maintain an unsecured letter of credit agreement with a financial institution (“LOC Facility”) to obtain performance letters of credit from time to time in the ordinary course of operating our business. Under the LOC Facility, which expires on June 5, 2028, we may issue up to $25.0 million of letters of credit. As of September 30, 2025 and December 31, 2024, we had letters of credit outstanding under the LOC Facility of $7.2 million and $0 million, respectively.

Mortgage Repurchase Facility. HomeAmerican entered into the Second Amended and Restated Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”) on September 20, 2024. The

Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of up to an aggregate of $150 million (subject to increase by up to $150 million under certain conditions) of eligible mortgage loans to USBNA with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as custodian, pursuant to the Amended and Restated Custody Agreement (“Custody Agreement”), dated as of September 20, 2024, by and between HomeAmerican and USBNA. In the event that an eligible mortgage loan becomes ineligible, as defined under the Mortgage Repurchase Facility, HomeAmerican may be required to repurchase the ineligible mortgage loan immediately. The total capacity of the facility at September 30, 2025 was $150 million. The termination date of the Repurchase Agreement is August 5, 2026.

At September 30, 2025 and December 31, 2024, HomeAmerican had $143.0 million and $177.6 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facility. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility in the consolidated balance sheets. Pricing under the Mortgage Repurchase Facility is based on SOFR.
Effective April 16, 2025, HomeAmerican entered into a Waiver and Consent agreement with USBNA, in which USBNA as agent waived any events of default under the Mortgage Repurchase Facility arising with respect to an event of default as HomeAmerican was not in compliance by permitting the Adjusted Tangible Net Worth to be less than $21.0 million for the month ending February 28, 2025.
The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the Mortgage Repurchase Facility. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility as of September 30, 2025.

Consolidated Cash Flow
During the nine months ended September 30, 2025, net cash used in operating activities was $575.4 million compared with net cash provided by operating activities of $139.1 million in the prior year period. During the nine months ended September 30, 2025 and 2024, one of the most significant sources of cash provided by operating activities was net income of $55.1 million and $254.5 million, respectively. During the nine months ended September 30, 2025, included in net income was $49.6 million of inventory impairments, compared to $16.8 million during the prior year period. During the nine months ended September 30, 2025, cash used to increase land and land under development was $588.2 million compared to cash provided by the decrease in land and land under development of $52.9 million. The increase in 2025 was the result of increasing lot acquisitions during the period, compared to starts outnumbering lot acquisitions during 2024. During the nine months ended September 30, 2025, cash used by housing completed or under construction was $176.4 million, compared to $158.9 million during the nine months ended September 30, 2024. Cash used in the nine months ended September 30, 2025 was impacted by an increase in homes completed in inventory while the nine months ended September 30, 2024 was impacted by an increase in the number of homes under construction during the period. Cash used in the increase in trade and other receivables for the nine months ended September 30, 2025 was $9.0 million compared to $28.1 million for the nine months ended September 30, 2024. The increase during the nine months ended September 30, 2025 and 2024 was driven by an decrease of homes closed at the end of the period. The increase during the nine months ended September 30, 2024 was also driven by an increase in taxes receivable as a result of benefits associated with deductible executive compensation. Cash provided by the change in mortgage loans held-for-sale, net for the nine months ended September 30, 2025 was $56.1 compared to $27.5 million for the nine months ended September 30, 2024. The cash provided during the nine months ended September 30, 2025 and 2024 was due to a higher level of loan sales compared to originations. Cash used in accounts receivable due from Parent was $22.2 million during the nine months ended September 30, 2024, driven by payments in connection with the Merger funded by the Company, compared to cash provided by change in accounts receivable due from the Parent of $22.2 million during the nine months ended September 30, 2025 due to repayment from Parent during the period.
During the nine months ended September 30, 2025, net cash used in investing activities was $18.4 million compared to $19.0 million in the same period in the prior year. Our net cash used in investing activities was comprised of purchases of property and equipment during the nine months ended September 30, 2025. During the nine months ended September 30, 2024, net cash of $7.1 million was used to purchase marketable securities as well as $11.8 million of cash used in purchases of property and equipment.
During the nine months ended September 30, 2025 and 2024 net cash used in financing activities was $36.5 million and $762.3 million, respectively. The primary driver of this decrease in net cash used in financing activities was the increase in distribution to Parent of $611.4 million during the nine months ended September 30, 2024 due to the Company's funding of a portion of the consideration of the Merger. Net cash used in dividend payments was $86.8 million during the nine months ended September 30, 2025 compared to $82.6 million during the nine months ended September 30, 2024. Cash used in payments on mortgage repurchase facility, net was $34.6 million compared to $33.8 million during the same period in 2024. The decrease in cash provided by draws on mortgage repurchase facility, net during the nine months ended September 30, 2025 and 2024 was due to decreased mortgage loans held-for-sale at the end of the period. Cash provided by draws on homebuilding line of credit, net was $85.0 million during the nine months ended September 30, 2025 compared to cash used on payments on homebuilding line of credit, net of $9.0 million during the same period in the prior year. This increase during the nine months ended September 30, 2025 was due to increased land acquisition during the period.

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
As of September 30, 2025, our cash and cash equivalents included commercial bank deposits and money market funds.
We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments, marketable securities and debt. Financial instruments utilized in the normal course of business by HomeAmerican include forward sales of mortgage-backed securities, which are commitments to sell a specified financial instrument at a specified future date for a specified price, mandatory delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price within a specified time period, and best-effort delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price subject to the underlying mortgage loans being funded and closed. Such contracts are the only significant financial and derivative instruments utilized by SHUS. HomeAmerican’s mortgage loans in process for which an interest rate lock commitment had been made to a borrower that had not closed at September 30, 2025 had an aggregate principal balance of $161.7 million, of which $161.7 million had not yet been committed to a mortgage purchaser. In addition, HomeAmerican had mortgage loans held-for-sale with an aggregate principal balance of $188.0 million at September 30, 2025, of which $150.9 million had not yet been committed to a mortgage purchaser. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale that had not yet been committed to a mortgage purchaser, HomeAmerican had forward sales of securities totaling $280.5 million and $189.0 million at September 30, 2025 and December 31, 2024, respectively.
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
(b)Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Sekisui House U.S., Inc.
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
101
The following financial statements, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (ii) Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2025 and 2024, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2025 and 2024, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024; and (v) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________________
*Incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sekisui House U.S., Inc.
(Registrant)

Date: November 4, 2025	By: /s/ Robert N. Martin
Robert N. Martin Director, Senior Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

Date: November 4, 2025	By: /s/ Derek R. Kimmerle
Derek R. Kimmerle
Vice President, Controller and Chief Accounting Officer (chief accounting officer and duly authorized officer)