Form 10-K
period 2025-12-31
SEKISUI HOUSE U.S., INC.
filed 2026-03-12
CIK 773141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 726(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2025, none of the voting stock of the registrant was held by non-affiliates.

As of December 31, 2025, the number of shares outstanding of Registrant's common stock was 100.
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

Sekisui House U.S., Inc.
FORM 10-K
For the Year Ended December 31, 2025

(i)

Sekisui House U.S., Inc.
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

Item 1. Business.
(a) General Development of Business
Sekisui House U.S., Inc. (formerly known as M.D.C. Holdings, Inc.) is a Delaware corporation. We refer to Sekisui House U.S., Inc. as the “Company,” “SHUS,” “we” or “our” in this Annual Report on Form 10-K, and these designations include our subsidiaries unless we state otherwise. We have two primary operations: homebuilding and financial services. Our homebuilding operations consist of wholly-owned subsidiary companies that generally purchase finished lots or develop lots to the extent necessary for the construction and sale primarily of single-family detached homes to all homebuyers, including entry level, move-up, family life and empty nester homebuyers. Our homebuilding operations are comprised of various homebuilding divisions that we consider to be our operating segments. For financial reporting purposes, our homebuilding operations are aggregated into reportable segments as follows: (1) West (includes operations in Arizona, California, Nevada, New Mexico, Oregon, Texas and Washington); (2) Mountain (includes operations in Colorado, Idaho and Utah); and (3) East (includes operations in Florida, Maryland, Tennessee and Virginia).
Our financial services operations consist of (1) HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans primarily for our homebuyers, (2) StarAmerican Insurance Ltd. ("StarAmerican"), which provides insurance coverage to the majority of our homebuilding subsidiaries, which includes certain assumed liabilities of subcontractors under the Company's owner-controlled insurance program ("wrap program'), (3) American Home Insurance Agency, Inc., which offers third-party insurance products to our homebuyers and (4) American Home Title and Escrow Company, which provides title agency services to our homebuilding subsidiaries and our customers in certain states. For financial reporting, we have aggregated our financial services operating segments into reportable segments as follows: (1) Mortgage Operations (represents HomeAmerican only) and (2) other (all remaining operating segments).
On April 19, 2024, the Company completed the transactions contemplated by the Agreement and Plan of Merger, dated as of January 17, 2024 (the “Merger Agreement”), by and among the Company, SH Residential Holdings, LLC (“Parent” or "SHRH"), Clear Line, Inc., a wholly owned subsidiary of Parent (“Merger Sub”), and, solely for the purposes of Section 6.2, Section 6.17 and Section 9.15 of the Merger Agreement, Sekisui House, Ltd. (“Guarantor” of "SHL"), providing for the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation (the “Merger”). As a result of the Merger, all of the Company’s equity securities are owned by Parent and the Company no longer has any of its securities listed and registered under Section 12(b) or 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
On December 1, 2025, Parent contributed (for no consideration) to the Company all of Parent’s interests in its wholly owned subsidiary Woodside Group, LLC (“Woodside”) (the "Woodside Merger"). Woodside is a homebuilding company with operations in Arizona, California, Idaho, Nevada, and Utah.
On January 1, 2026, Parent contributed (for no consideration) to the Company all of Parent’s interests in its wholly owned subsidiaries Chesmar Homes, LLC (“Chesmar”) and Holt Group Holdings, LLC ("Holt"). Chesmar and Holt are homebuilding companies with operations in Texas, Oregon, and Washington. See Note 24, Subsequent Events, in the notes to the financial statements for further discussion.
(c) Description of Business
Our business consists of two primary operations: homebuilding and financial services. Our homebuilding subsidiaries build and sell primarily single-family detached homes that are designed and built to meet local customer preferences. Certain homebuilding subsidiaries are the general contractor for its projects and retain subcontractors for land development and home construction. Our homebuilding subsidiaries build a variety of home styles in each of their markets for all homebuyers, including entry level, move up, family life and empty nester homebuyers.

For 2025, the percentage of our home deliveries and home sale revenues by state were as follows:

	Percentage of Deliveries	Percentage of Home Sale Revenues
Arizona	17%	15%
California	20%	23%
Nevada	9%	10%
New Mexico	1%	1%
Oregon	1%	1%
Texas	2%	1%
Washington	3%	4%
West	53%	55%
Colorado	15%	16%
Idaho	9%	8%
Utah	8%	9%
Mountain	32%	33%
Maryland	1%	1%
Tennessee	2%	2%
Virginia	3%	3%
Florida	9%	6%
East	15%	12%
Total	100%	100%
Our financial services operations include subsidiaries that provide mortgage financing, place title insurance and homeowner insurance for our homebuyers, and provide general liability insurance for our subsidiaries and most of our subcontractors.
Homebuilding Operations
Operating Divisions. The primary functions of our homebuilding segments include land acquisition and development, home construction, sales and marketing, and customer service. Operating decisions are made by our local management teams under the oversight of our Chief Operating Decision Maker (“CODM”), or decision-making group, defined as one key executive - our Chief Executive Officer. Our organizational structure (i.e., the grouping and reporting of divisions) changes based upon the current needs of the Company. We had 21 active homebuilding operating divisions at December 31, 2025, 21 active homebuilding operating divisions at December 31, 2024, and 19 active homebuilding operating divisions at December 31, 2023.
Corporate Management. Our homebuilding business is managed primarily through members of senior management in our Corporate segment and our two Asset Management Committees (“AMCs”), one for reviewing real estate transactions and one for reviewing corporate transactions. The real estate AMC is comprised of the Chief Executive Officer, Chief Financial Officer, Chief Legal Officer, two representatives from Sekisui House, Ltd. and at least one of our other corporate officers, with the corporate AMC comprised of our Chief Executive Officer, Chief Financial Officer and Chief Legal Officer. All real estate acquisition transactions are reviewed to confirm that the transaction is projected to achieve the objectives established by our decision-making group and must be approved by the real estate AMC. Generally, the role of our senior management team and/or AMC includes:
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
•legal matters;
•human resources and payroll;
•information technology; and
•training and development.
Housing. Generally, our homebuilding subsidiaries build single-family detached homes in a number of standardized series, designed to provide variety in the size and style of homes for our potential homebuyers. In certain markets, our homebuilding subsidiaries build and sell duplexes and townhomes. Our homebuilding subsidiaries build several different floor plans offering standard and optional features (such as upgraded appliances, cabinetry, flooring, etc.). Differences in sales prices of similar models from market to market depend primarily upon homebuyer demand, home prices offered by other home sellers, market conditions (such as home inventory supply levels), location, cost of land, optional features and design specifications. The series of homes offered at a particular location is based on perceived customer preferences, lot size, area demographics and, in certain cases, the requirements of major land sellers and local municipalities. Our homebuilding subsidiaries have historically focused on selling “build-to-order,” also referred to as “dirt sales,” and have limited the number of homes started without a contract, also known as “spec homes.” However, with the increase in interest rates, we have seen an increased preference for spec homes in recent years that can be closed within 30 - 60 days. As a result, home construction starts have been more heavily focused on spec homes in recent years in response to this demand. We expect to see this mix shift back to more build-to-order sales as we prioritize personalization and homebuyer experience.
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
Our homebuilding subsidiaries generally obtain the right to purchase lots in consideration for an option deposit in the form of cash or letters of credit through an option contract. In the event they elect not to purchase the lots within a specified period of time, they may be required to forfeit the option deposit. Our option contracts do not contain provisions requiring our specific performance.
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
Backlog. At December 31, 2025 and 2024, homes under contract but not yet delivered (“backlog”) totaled 800 and 1,013, respectively, with an estimated sales value of $541.4 million and $656.4 million, respectively. The decrease in backlog year over year is due to a decrease in homes sales year-over-year. We anticipate that homes in backlog at December 31, 2025 generally will close during 2026 under their existing home order contracts or through the replacement of an existing contract with a new home order contract. The estimated backlog sales value at December 31, 2025 may be impacted by, among other things, subsequent home order cancellations, incentives provided, and/or options and upgrades selected. See “Forward-Looking Statements” above.
Customer Service and Quality Control. Our homebuilding divisions are responsible for pre-closing quality control inspections and responding to customers’ post-closing needs. We have a product service and quality control program, focused on improving and/or maintaining the quality of our customers’ complete home buying and homeownership experiences.

Sales and Marketing. Our sales and marketing programs are designed to attract homebuyers in a cost-effective manner. We have a centralized in-house advertising and marketing department, including digital marketing, that oversees our efforts to communicate the inherent value of our homes to our prospective homebuyers and distinguish our brands from our competitors and other home buying opportunities. The main objective of this team is to generate homebuyer leads, which are actively pursued by our HomeBuyer Resource Center (HBRC) and community sales consultants. Our HBRC team consists of new home specialists local to each market we build in, who are dedicated to supporting our digital and phone leads and set appointments for them to meet at one of our sales centers with a community sales consultants. Our centralized in-house merchandising team furnishes our model homes and sales centers.
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
HomeAmerican uses mortgage repurchase facilities, internally generated funds, and temporary financing provided by its parent to finance the origination of mortgage loans until they are sold. HomeAmerican sells originated mortgage loans to third-party purchasers on either a bulk or flow basis. Mortgage loans sold on a bulk basis include the sale of a package of substantially similar originated mortgage loans, while sales of mortgage loans on a flow basis are completed as HomeAmerican originates each loan. Mortgage loans sold to third-party purchasers include HomeAmerican’s representations and warranties with respect to certain borrower payment defaults, credit quality issues and/or misstatements made by HomeAmerican or misrepresentations by our homebuyers. Substantially all of the mortgage loans originated by HomeAmerican are sold to third-party purchasers, generally between 5 to 35 days of origination.

Pipeline. HomeAmerican’s mortgage loans in process for which a rate and price commitment had been made to a borrower that had not closed (the “locked pipeline”) at December 31, 2025 and 2024 had an aggregate principal balance of approximately $75.8 million and $57.8 million, respectively, and were under interest rate lock commitments at an average interest rate of 4.57% and 5.62%, respectively.
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
Insurance Operations
General. Allegiant and StarAmerican were formed to provide insurance coverage of homebuilding risks for our homebuilding subsidiaries and most of our homebuilding subcontractors. Prior to its dissolution on December 19, 2025, Allegiant was organized as a risk retention group under the Federal Liability Risk Retention Act of 1981. Allegiant, which began operations in June of 2004, was licensed as a Class 3 Stock Insurance Company by the Division of Insurance of the State of Hawaii and was subject primarily to the regulations of its state of incorporation. StarAmerican is a single parent captive insurance company licensed by the Division of Insurance of the State of Hawaii. Prior to Allegiant's dissolution, StarAmerican had re-insured Allegiant for all claims in excess of $50,000 per occurrence up to $3.0 million per occurrence prior to July 1, 2022, and up to $5.0 million per occurrence subsequent to July 1, 2022, subject to various aggregate limits.
Prior to novating, assigning and transferring to StarAmerican all of its rights, title, interest and obligations regarding insurance policies on September 30, 2025, Allegiant generated premium revenue generally by providing to its customers, comprised of the majority of the Company’s homebuilding subsidiaries and most subcontractors of the Company’s homebuilding subsidiaries, general liability insurance on homes sold by our homebuilding subsidiaries and for work performed in completed subdivisions. Allegiant sought to provide to its customers coverage and insurance rates that were competitive with other insurers. StarAmerican generated premium revenue by providing re-insurance coverage to Allegiant. Subsequent to September 30, 2025, Star American generated premium revenue by providing insurance coverage to the majority of our homebuilding subsidiaries, which includes certain assumed liabilities of subcontractors under the Company's wrap programs. Prior to September 30, 2025, Allegiant and StarAmerican incurred expenses for actual losses and loss adjustment expenses and for reserves established based on actuarial studies including known facts, such as our experience with similar insurance cases and historical trends involving insurance claim payment patterns, pending levels of unpaid insurance claims, claim severity, claim frequency patterns and interpretations of circumstances including changing regulatory and legal environments. Subsequent to September 30, 2025, all such expenses were incurred by StarAmerican.
Regulation. Allegiant was and StarAmerican is licensed in the State of Hawaii and, therefore, were and are subject to regulation by the Hawaii Insurance Division. This regulation includes restrictions and oversight regarding: types of insurance provided; investment options; required capital and surplus; financial and information reporting; use of auditors, actuaries and other service providers; periodic examinations; and other operational items. Additionally, as a risk retention group, Allegiant was also registered in other states where certain SHUS homebuilding subsidiaries did business.
Effective September 30, 2025, Allegiant novated, assigned and transferred to StarAmerican all of its rights, title, interest and obligations regarding insurance policies, including insurance reserves, claims, benefits, premiums, and other amounts payable or receivable. Effective December 19, 2025, Allegiant was dissolved.
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
Human Capital Resources
The table below summarizes the approximate number of employees for our combined Homebuilding, combined Financial Services and Corporate segments at December 31, 2025 and 2024.

	December 31,
	2025	2024
Homebuilding	1,600	1,808
Financial Services	209	246
Corporate	360	318
Total	2,169	2,372

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

At SHUS we are committed to fostering a diverse and inclusive workplace. Our management teams and all of our employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. We have implemented and maintained a corporate code of conduct to provide guidance for everyone associated with the Company, including its employees, officers and directors (the "Code"). Annual review of the Code is required and it, in summary, prohibits unlawful or unethical activity, including discrimination, and directs our employees, officers, and directors to avoid actions that, even if not unlawful or unethical, might create an appearance of illegality or impropriety. In addition, the Code includes required annual training on preventing, identifying, reporting and stopping any type of unlawful discrimination.

We recognize that we are in a competitive marketplace when it comes to finding top talent. Our leaders across all levels of the organization consistently review their business metrics to determine appropriate workforce planning goals. We offer a variety of career paths for our employees; which includes consistent training and development through online resources, job shadowing, mentoring, etc. Our employees may participate in a robust benefits program, which includes a focus on health and wellness, and we offer a variety of other employee perks. We believe our compensation packages and benefits are competitive with others in our industry and in the markets where we operate. We are committed to consistently evaluating total compensation across all positions within the Company.

As we look to the future, we will continue to leverage the core principles and practices that contributed to our past achievements, while welcoming new perspectives that allow our organization to evolve with the changing economic landscape. We will maintain our commitment to quality craftsmanship, providing excellent customer service, hiring from within when practicable and fostering an internal culture that supports collaboration and teamwork as well as work-life balance.
(e) Available Information
The Company has ceased to be subject to the reporting requirements of the Exchange Act but continues to voluntarily file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports that are filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the Securities and Exchange Commission (“SEC”). The Company, in its sole discretion, may stop making filings with the SEC at any time and no assumptions should be made as to continued reporting with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is at http://www.sec.gov. Further, the Company maintains a website at ir.richmondamerican.com.

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
Changes to monetary policy or other actions by the Federal Reserve or governmental agencies could have and have had an adverse effect on interest rates (including mortgage interest rates), equity markets and consumer confidence. Adverse effects could cause and have caused us to experience declines in the market value of our inventory and the demand for our homes, resulting in a negative impact to our financial position, results of operations and cash flows.
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
Our operations depend on our homebuilding subsidiaries’ ability to obtain land for the development of our residential communities at reasonable prices and with terms that meet our underwriting criteria. Our ability to obtain land for new residential communities may be adversely affected by changes in the general availability of land, the willingness of land sellers to sell land at reasonable prices, competition for available land, availability of financing to acquire land, zoning, regulations that limit housing density, and other market conditions. If the supply of land appropriate for development of residential communities is limited because of these factors, or for any other reason, the number of homes that our homebuilding subsidiaries build and sell may decline. To the extent that we are unable to purchase land timely or enter into new contracts for the purchase of land at reasonable prices, due to the lag time between the time we acquire land and the time we begin selling homes, we may be required to scale back our operations in a given market and/or we may operate at lower levels of profitability. As a result, our financial position, results of operations and cash flows could be negatively impacted.
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
Our homebuilding subsidiaries acquire land for the replacement of land inventory and/or expansion within our current markets and may, from time to time, purchase land for expansion into new markets. The fair value of our land and land under development inventory and housing completed or under construction inventory depends on market conditions. Factors that can impact our determination of the fair value of our inventory primarily include home sale prices, levels of home sale incentives and home construction and land costs. Our home sale prices and/or levels of home sale incentives can be impacted by, among other things, uncertainty in the homebuilding and mortgage industries or the United States/global economy overall, decreased demand for new homes, decreased home prices offered by our competitors, increased levels of new or existing home inventory, home foreclosure and short-sale levels, decreased ability of our homebuyers to obtain suitable mortgage loan financing and high levels of home order cancellations. Under such circumstances, we may be required to record impairments of our inventory. Any such inventory impairments would have a negative impact on our financial position and results of operations. During fiscal 2025, increased levels of new and existing home inventory in certain markets and mortgage interest rates that have remained elevated in comparison to recent history had a significant impact on the homebuilding industry causing home sale prices to decrease and home sale incentives to increase across the industry. This has resulted in inventory impairments in certain of our communities due to the decline in the market value of our housing completed or under construction and land and land under development inventory.
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
The availability of additional capital, whether from private capital sources or the public capital markets, fluctuates as our financial condition and market conditions in general change. There may be times when the private capital markets and the public debt markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we would not be able to access capital from these sources. Additionally, any reduction in our credit ratings and/or a weakening of our financial condition, could adversely affect our ability to obtain necessary funds. Even if financing is available, it could be costly or have other adverse consequences.
In addition, the sources and terms and conditions of our mortgage repurchase facilities are subject to change. These changes may impact, among other things, availability of capital, cost of borrowings, collateral requirements and collateral advance rates.
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

We are subject to local, state and federal statutes, ordinances, rules and regulations concerning the protection of public health and the environment. These include regulating the emission or discharge of materials into the environment such as greenhouse gas emissions, storm water runoff, the handling, use, storage and disposal of hazardous substances, and impacts to wetlands and other sensitive environments. These restrictions and requirements could increase our operating costs and require additional capital investment, which could negatively impact our financial position, results of operations and cash flows. Further, we have extensive operations in the western United States, where some of the most extensive environmental laws and building construction standards in the country have been enacted. We believe we are in compliance in all material respects with existing governmental environment restrictions, standards and regulations applicable to our business, and such compliance has not had a material impact on our business. Given the rapid changes to environmental laws and other matters that may arise that are not currently known, we cannot predict our future exposure, and our future costs to achieve compliance or remedy potential violations could be significant.
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
We may experience noticeable seasonality and quarter-to-quarter variability in homebuilding activity levels. In general, the number of homes delivered and the associated home sale revenues increase during the third and fourth quarters compared with the first and second quarters. We believe that this type of seasonality reflects the historical tendency of homebuyers to purchase new homes in the spring and summer with deliveries scheduled in the fall or winter, as well as the scheduling of construction to accommodate the seasonal weather conditions in certain markets.
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

The banking industry experienced certain bank failures and other turmoil in 2023. The failure of other banks or financial institutions, if it occurs, could have a material adverse effect on our liquidity or consolidated financial statements if we have placed cash or other deposits at such banks or financial institutions, or if such banks or financial institutions, or any substitute or additional banks or financial institutions, participate in our Revolving Credit Facility. Under our Revolving Credit Facility, non-defaulting lenders are not obligated to cover or acquire a defaulting lender’s respective commitment to fund loans or to issue letters of credit and may be unwilling to issue additional letters of credit if we do not enter into arrangements to address the risk with respect to the defaulting lender (which may include cash collateral). If the non-defaulting lenders are unable or unwilling to cover or acquire a defaulting lender’s respective commitment, we may not be able to access the Revolving Credit Facility’s full borrowing or letter of credit capacity to support our business needs. In addition, if a buyer under our Mortgage Repurchase Facilities, which are used to fund mortgage originations, fails or is unable or unwilling to fulfill its obligations, HomeAmerican may be limited in its ability to provide mortgage loans to our homebuyers, which may prevent them from closing on their homes at the time expected or at all.
Litigation challenging the completion of the Merger Agreement may be costly.
Lawsuits have and may continue to be filed against us, our Board of Directors or other parties to the Merger Agreement, challenging our acquisition by Parent or making other claims in connection therewith. These types of litigation can be costly. Additionally, changes in the facts and circumstances of our pending or future litigation matters or potential instigation of enforcement or other actions could have a material impact on our financial position, results of operations and cash flows.
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
Our Audit Committee of the Board of Directors is responsible for oversight of our risk assessment, risk management, disaster recovery procedures and cybersecurity risks. Periodically during each year, the Audit Committee receives an overview from our Senior Vice President of IT of our cybersecurity threat risk management and strategy processes, including potential impact on the Company, the efforts of management to manage the risks that are identified and our disaster recovery preparations. Members of the Board of Directors regularly engage in discussions with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.
Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Senior Vice President of IT. Our Senior Vice President of IT has over 20 years of experience in various roles involving managing information security, developing cybersecurity strategy, and implementing cybersecurity programs. The Senior Vice President of IT is informed about and monitors the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of the cybersecurity risk management and strategy processes described above, including our incident response plan.
Item 2. Properties.
Our corporate office is located at 4350 South Monaco Street, Denver, Colorado 80237, where we lease all 144,000 square feet of office space in the building. In many of our markets, our homebuilding divisions and other SHUS subsidiaries lease additional office space. While we are currently satisfied with the suitability and capacity of our office locations to meet our current business needs, we continue to evaluate them in view of market conditions and the size of our operations.
Item 3. Legal Proceedings.
This information required with respect to this item can be found in Part II, Item 8, Notes to Consolidated Financial Statements, "Note 16. Commitments and Contingencies" in this annual report and is incorporated by reference into this Item 3.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Prior to the Merger, shares of our common stock were registered pursuant to Section 12(b) of the Exchange Act and listed on the New York Stock Exchange (the “NYSE”) under the ticker symbol MDC. As a result of the Merger, effective on April 19, 2024, the Company filed with the SEC a notification of removal from listing and registration on Form 25 to effect the delisting of all shares of the Company’s common stock from the NYSE, as well as the deregistration of the Company’s Common Stock under Section 12(b) of the Exchange Act. As a result, the Company’s common stock was no longer listed on the NYSE. The Parent is the sole record holder of the Company's common stock. No other shares remain issued and outstanding as of December 31, 2025 and 2024.
The table below sets forth the cash dividends declared and paid in 2025, 2024 and 2023:

	Date of Declaration	Date of Payment	Dividend per Share	Total Dividends Paid
	(In thousands)
2025
Second Quarter	N/A	06/27/25	N/A	$86,375
Second Quarter	N/A	06/30/25	N/A	$22,190
Fourth Quarter	N/A	11/30/25	N/A	$86,642
			N/A	$195,207
2024
First Quarter	01/17/24	02/21/24	$0.55	$41,276
Second Quarter	N/A	06/27/24	N/A	$15,813
Third Quarter	N/A	08/27/24	N/A	$41,300
Fourth Quarter	N/A	12/17/24	N/A	$41,300
Fourth Quarter	N/A	12/27/24	N/A	$15,814
			N/A	$155,503
2023
First Quarter	01/23/23	02/22/23	$0.50	$36,543
Second Quarter	04/17/23	05/24/23	0.50	36,565
Third Quarter	07/24/23	08/23/23	0.55	41,064
Fourth Quarter	10/23/23	11/22/23	0.55	41,065
			$2.10	$155,237
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in “Item 1A, Risk Factors.” This section of this Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

	2025	2024	2023
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$4,918,354	$6,279,861	$4,520,296
Land sale revenues	70,447	50,089	—
Other revenues	110	6,225	—
Total revenues	4,988,911	6,336,175	4,520,296
Home cost of sales	(4,127,156)	(5,138,993)	(3,684,487)
Inventory impairments	(77,653)	(18,250)	(29,700)
Total home cost of sales	(4,204,809)	(5,157,243)	(3,714,187)
Land cost of sales	(48,959)	(35,691)	—
Other cost of sales	(21)	(5,821)	—
Total cost of sales	(4,253,789)	(5,198,755)	(3,714,187)
Gross margin	735,122	1,137,420	806,109
Gross margin %	14.7%	18.0%	17.8%
Selling, general and administrative expenses	(602,303)	(743,639)	(429,894)
Interest and other income	17,017	55,532	73,567
Transaction costs	4,827	(39,361)	—
Other income (expense), net	(18,753)	(7,386)	350
Homebuilding pretax income	135,910	402,566	450,132

Financial Services:
Revenues	109,462	148,686	122,570
Expenses	(69,350)	(74,767)	(62,942)
Other income (expense), net	13,499	19,957	16,345
Financial services pretax income	53,611	93,876	75,973

Income before income taxes	189,521	496,442	526,105
Provision for income taxes	(37,649)	(101,911)	(125,100)
Net income	$151,872	$394,531	$401,005

Cash provided by (used in):
Operating Activities	$(368,845)	$183,009	$561,630
Investing Activities	$150,217	$(150,901)	$469,443
Financing Activities	$(301,824)	$(844,909)	$(105,271)

EXECUTIVE SUMMARY
Overview
Industry Conditions and Outlook for SHUS*
The homebuilding industry saw softened market conditions and affordability challenges during 2025. The macroeconomic backdrop remains challenging given consumers affordability concerns, continuing uncertainty related to geopolitical issues and mortgage interest rates that have remained elevated in comparison to recent history. As a result, we experienced a decrease in our sales absorption rate and our gross margin from home sales during the year ended December 31, 2025 compared to the same period in the prior year.
As part of the planned reorganization of the Sekisui House, Ltd. U.S. homebuilder business, SHUS completed the acquisition of Woodside on December 1, 2025. This acquisition increased the scale of SHUS homebuilding operations in Arizona, California, Idaho, Nevada and Utah by adding nearly $1.0 billion of homebuilding net assets. In connection with the planned reorganization, SHUS amended its revolving credit facility during the fourth quarter of 2025 to increase the aggregate commitment to $1.40 billion and extend the termination date of the majority of the facility commitments until October 2029. As further discussed in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements, the consolidated financial statements, as well as management's discussion and analysis of financial condition and results of operations, incorporate Woodside financial results and financial information beginning on April 19, 2024.
We believe that we are well equipped to navigate the current market conditions given our strong financial position. We ended the year with total cash and cash equivalents of $330.6 million, total liquidity of $1.73 billion and no senior note maturities until 2030.
Results for the Twelve Months Ended December 31, 2025
For the year ended December 31, 2025, we reported net income of $151.9 million, a 62% decrease compared to net income of $394.5 million for the prior year period. This was driven by a decrease in pretax income of both our homebuilding business and financial services business. Our homebuilding pretax income decreased $266.7 million, or 66% year-over-year. Our financial services business pretax income decreased $40.3 million, or 43%, compared to the same period in the prior year. The decrease in homebuilding pretax income was primarily due to a 22% decrease in home sale revenues, a 340 basis point decrease in gross margins from home sales and a 40 basis point increase in our selling, general and administrative expenses as a percentage of home sale revenues. The decrease in gross margin from home sales was driven largely by $77.7 million in inventory impairments during the year ended December 31, 2025 compared to $18.3 million in the same period in the prior year, an increase in incentive levels year-over-year and to a lesser extent increased land costs. The decrease in financial services pretax income was driven by our Mortgage Operations. The decrease in pretax income for our Mortgage Operations was driven by decreased loan origination volume due to the decrease in homes closed as well as special financing programs offered on loans locked during the year. This was partially offset by an increase in loans originated as a percentage of total homes closed ("Capture Rate"). Our financial services and homebuilding businesses each saw a decrease in interest income due to decreases in cash and short-term investments year-over-year.
* See “Forward-Looking Statements” above.

Homebuilding
Pretax Income (Loss)

	Year Ended December 31,
	2025	Change		2024	Change		2023
		Amount	%		Amount	%
	(Dollars in thousands)
West	$70,977	$(284,860)	(80)%	$355,837	$136,277	62%	$219,560
Mountain	98,510	(64,684)	(40)%	163,194	19,356	13%	143,838
East	(27,156)	(72,477)	(160)%	45,321	(18,901)	(29)%	64,222
Corporate	(6,422)	155,364	(96)%	(161,786)	(184,298)	819%	22,512
Total homebuilding pretax income	$135,909	$(266,657)	(66)%	$402,566	$(47,566)	(11)%	$450,132
Homebuilding pretax income for 2025 was $135.9 million, a decrease of $266.7 million from $402.6 million for the year ended December 31, 2024. The decrease was due to a 40 basis point increase in our selling, general and administrative expenses as a percentage of home sale revenues, a 340 basis point decrease in gross margins from homes sales driven by a $59.4 million increase in inventory impairments and a 22% decrease in home sale revenues. This was partially offset by a $44.2 million decrease in transaction costs related to the Merger.
Our West segment experienced a $284.6 million year-over-year decrease in pretax income, due to an decrease in gross margin from home sales and a 28% decrease in home sale revenues. Our Mountain segment experienced a $65.0 million decrease in pretax income from the prior year, as a result of a decrease in gross margin from home sales and a 4% decrease in home sale revenues. Our East segment experienced a $72.5 million decrease in pretax income from the prior year, due primarily to a decrease in gross margin from home sales and a 27% decrease in home sale revenues. Our Corporate segment experienced a $155.4 million increase in pretax income from the prior year, due to costs incurred in 2024 in connection with the Merger, including the accelerated vesting of equity awards, key executives' transaction bonuses and transaction costs.
Assets

	December 31,		Change
	2025	2024	Amount	%
	(Dollars in thousands)
West	$3,714,822	$3,300,899	$413,923	13%
Mountain	1,309,645	1,429,116	(119,471)	(8)%
East	890,772	593,167	297,605	50%
Corporate	485,394	1,022,110	(536,716)	(53)%
Total homebuilding assets	$6,400,633	$6,345,292	$55,341	1%
Total homebuilding assets increased 1% from December 31, 2024 to December 31, 2025, driven by our Homebuilding segments, partially offset by the Corporate segment. The increase in the homebuilding segments was driven by the West and East segments, due to increased inventory at period end, partially offset by the Mountain segment, which had decreased inventory at period end. The decrease in the Corporate segment was driven by a decrease in cash and cash equivalents as a result of cash used to purchase homebuilding inventory in 2025. This was partially offset by a decrease in the accounts receivable due from Parent.

New Home Deliveries & Home Sale Revenues:
Changes in home sale revenues are impacted by changes in the number of new homes delivered and the average selling price of those delivered homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	December 31,
	2025			2024			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
West	4,567	$2,729,618	$597.7	6,925	$3,799,471	$548.7	(34)%	(28)%	9%
Mountain	2,801	1,585,697	566.1	3,027	1,650,330	545.2	(7)%	(4)%	4%
East	1,356	603,039	444.7	1,972	830,060	420.9	(31)%	(27)%	6%
Total	8,724	$4,918,354	$563.8	11,924	$6,279,861	$549.4	(27)%	(22)%	3%

	December 31,
	2024			2023			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
West	6,925	$3,799,471	$548.7	4,821	$2,624,373	$544.4	44%	45%	1%
Mountain	3,027	1,650,330	545.2	2,028	1,267,586	625.0	49%	30%	(13)%
East	1,972	830,060	420.9	1,379	628,337	455.6	43%	32%	(8)%
Total	11,924	$6,279,861	$549.4	8,228	$4,520,296	$549.4	45%	39%	—%

For the year ended December 31, 2025, each of the homebuilding segments decrease in new home deliveries was due to a decrease in beginning backlog at the beginning of the respective periods and a decrease in net home sales during the respective periods. This decrease in new home deliveries was partially offset by the increase in new home deliveries driven by the full year of Woodside new home deliveries during the year ended December 31, 2025 compared to new home deliveries post Merger during 2024. The increase in average selling price was due to a shift in mix to more higher priced communities.

Gross Margin
Our gross margin from home sales for the year ended December 31, 2025 decreased 340 basis points year-over-year from 17.9% to 14.5%. The decrease in gross margin from home sales was primarily due to inventory impairments and increased incentive levels, and to a lesser extent increased land costs.
Our gross margin from home sales are impacted by our historical land buying strategy, where we have targeted an owned and optioned lot supply of approximately two to three years worth of home closings. As a result, our land associated with homes closed are represented by more recent market values.
Inventory Impairments
Inventory impairments recognized by segment for the years ended December 31, 2025, 2024 and 2023 are shown in the table below.

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$29,526	$5,163	$3,673
Mountain	2,930	400	1,533
East	9,611	1,922	—
Subtotal	42,067	7,485	5,206
Land and Land Under Development:
West	20,427	7,937	15,677
Mountain	8,495	—	8,817
East	6,664	2,828	—
Subtotal	35,586	10,765	24,494
Total Inventory Impairments	$77,653	$18,250	$29,700
The table below provides quantitative data, for the periods presented, where applicable, used in determining the fair value of the impaired inventory.

	Impairment Data			Quantitative Data
Three Months Ended	Number of Subdivisions Impaired	Inventory Impairments	Fair Value of Inventory After Impairments	Discount Rate
	(Dollars in thousands)
December 31, 2025	7	$17,400	$52,862	12%	—	18%
September 30, 2025	11	$45,050	$118,895	12%	—	18%
June 30, 2025	8	15,203	58,512	12%	—	15%
Total		$77,653

September 30, 2024	4	$7,800	$34,290		15%
June 30, 2024	4	4,550	27,834	12%	—	15%
March 31, 2024	3	5,900	17,634	12%	—	18%
Total		$18,250

December 31, 2023	3	$2,200	$13,273	12%	—	15%
September 30, 2023	2	6,200	17,116	15%	—	18%
June 30, 2023	1	13,500	17,886		18%
March 31, 2023	1	7,800	13,016		18%
Total		$29,700

Selling, General and Administrative Expenses

	Year Ended December 31,
	2025	Change	2024	Change	2023
	(Dollars in thousands)
General and administrative expenses	$299,120	$(121,902)	$421,022	$217,144	$203,878
General and administrative expenses as a percentage of home sale revenues	6.1%	(60) bps	6.7%	220 bps	4.5%

Marketing expenses	$141,297	$7,491	$133,806	$36,999	$96,807
Marketing expenses as a percentage of home sale revenues	2.9%	80 bps	2.1%	0 bps	2.1%

Commissions expenses	$161,886	$(26,925)	$188,811	$59,602	$129,209
Commissions expenses as a percentage of home sale revenues	3.3%	30 bps	3.0%	10 bps	2.9%
Total selling, general and administrative expenses	$602,303	$(141,336)	$743,639	$313,745	$429,894
Total selling, general and administrative expenses as a percentage of home sale revenues (SG&A Rate)	12.2%	40 bps	11.8%	230 bps	9.5%
For the year ended December 31, 2025, the decrease in our general and administrative expenses was driven by a decrease in salary related expenses, as the year ended December 31, 2024 included the vesting of equity awards and key executives' transaction bonuses in connection with the closing of the Merger. This was partially offset by the increase in general and administrative expenses driven by the full year of Woodside general and administrative expenses during the year ended December 31, 2025 compared to having only recognized general and administrative expenses post Merger during 2024.
For the year ended December 31, 2025, marketing expenses increased compared to the previous year driven by the full year of Woodside marketing expenses during the year ended December 31, 2025 compared to having only recognized marketing expenses post Merger during 2024. To a lesser extent, the increase was due to spend for spec home maintenance and utilities as a result of higher levels of completed unsold homes.
For the year ended December 31, 2025, commissions expenses decreased due to decreases in home sale revenues partially offset by an increase in external broker commissions driven by higher participation.

Other Homebuilding Operating Data
Net New Orders and Active Subdivisions:
Changes in the dollar value of net new orders are impacted by changes in the number of net new orders and the average selling price of those homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	December 31,
	2025				2024				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *

	(Dollars in thousands)
West	4,417	$2,720,474	$615.9	2.30	5,295	$3,111,769	$587.7	2.83	(17)%	(13)%	5%	(19)%
Mountain	2,738	1,610,955	588.4	3.31	2,556	1,512,991	591.9	3.23	7%	6%	(1)%	2%
East	1,356	626,008	461.7	2.76	1,782	754,882	423.6	3.71	(24)%	(17)%	9%	(26)%
Total	8,511	$4,957,437	$582.5	2.64	9,633	$5,379,642	$558.5	3.06	(12)%	(8)%	4%	(14)%

	December 31,
	2024				2023				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *

	(Dollars in thousands)
West	5,295	$3,111,769	$587.7	2.83	4,202	$2,399,987	$571.2	2.33	26%	30%	3%	21%
Mountain	2,556	1,512,991	591.9	3.23	1,657	1,004,360	606.1	2.19	54%	51%	(2)%	47%
East	1,782	754,882	423.6	3.71	1,285	578,427	450.1	2.55	39%	31%	(6)%	45%
Total	9,633	$5,379,642	$558.5	3.06	7,144	$3,982,774	$557.5	2.34	35%	35%	—%	31%
*Calculated as total net new orders in period ÷ average active communities during period ÷ number of months in period

	Active Subdivisions			Average Active Subdivisions
	December 31,			Year Ended December 31,
	2025	2024	% Change	2025	2024	% Change
West	174	150	16%	160	156	3%
Mountain	72	68	6%	69	66	5%
East	47	40	18%	41	40	3%
Total	293	258	14%	270	262	3%
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

West Segment Commentary
For the year ended December 31, 2025, the decrease in the number of net new orders was driven by a decrease in the monthly sales absorption rate due to decreased demand as a result of current market conditions, offset partially by an increase in average active subdivisions. The increase in the number of average active subdivisions was the result of the full year of Woodside results for the year ended December 31, 2025 compared to just the post Merger period during 2024. The increase in the average selling price in our West segment was due to a change in mix to higher priced communities.

Mountain Segment Commentary

For the year ended December 31, 2025, the increase in the number of net new orders was driven an increase in average active subdivisions. The increase in the number of average active subdivisions was the result of the full year of Woodside results for the year ended December 31, 2025 compared to just the post Merger period during 2024.

East Segment Commentary
For the year ended December 31, 2025, the decrease in the number of net new orders was driven by an decrease in the monthly sales absorption rate due to decreased demand as a result of current market conditions. The increase in the average selling price in our East segment was due to change in mix to higher priced communities.

Cancellation Rate:

	Cancellations As a Percentage of Gross Sales
	December 31,
	2025	Change	2024	Change	2023
West	15%	(1)%	16%	(10)%	26%
Mountain	13%	(1)%	14%	(11)%	25%
East	16%	(2)%	18%	(3)%	21%
Total	15%	(1)%	16%	(9)%	25%
Our cancellation rate as a percentage of gross sales decreased year-over-year during the year ended December 31, 2025 as a result of a decrease in beginning backlog, offset partially by a decrease in gross sales (before cancellations).
Backlog:

	December 31,
	2025			2024			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price
	(Dollars in thousands)
West	417	$322,758	$774.0	567	$411,550	$725.8	(26)%	(22)%	7%
Mountain	299	176,256	589.5	362	203,741	562.8	(17)%	(13)%	5%
East	84	42,432	505.1	84	41,059	488.8	—%	3%	3%
Total	800	$541,446	$676.8	1,013	$656,350	$647.9	(21)%	(18)%	4%
At December 31, 2025, we had 800 homes in backlog with a total value of $541.4 million, representing decreases of 21% and 18%, respectively, from December 31, 2024. The decrease in the number of homes in backlog was primarily a result of a decrease in net new orders during the year ended December 31, 2025. The increase in average selling price in each of the homebuilding segments is due to a change in mix to higher priced communities. The dollar value and average selling prices of homes in backlog do not include financing incentives, as these forward commitments are entered into prior to the home sales and are not specific to an individual home.

Homes Completed or Under Construction:

	December 31,
	2025	2024	% Change
Unsold:
Completed	2,766	1,593	74%
Under construction	953	3,639	(74)%
Total unsold started homes	3,719	5,232	(29)%
Sold homes under construction or completed	615	828	(26)%
Model homes under construction or completed	614	659	(7)%
Total homes completed or under construction	4,948	6,719	(26)%
The decrease in sold homes under construction or completed and increase in unsold homes completed is due to our pivot to build more spec homes and the slower sales pace during the year ended December 31, 2025 due to current market conditions. The decrease in unsold homes under construction is due to a decrease of home starts during the period.
Lots Owned and Optioned (including homes completed or under construction):

	December 31, 2025			December 31, 2024
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total	Total % Change
West	14,787	3,404	18,191	14,773	4,752	19,525	(7)%
Mountain	8,563	1,429	9,992	10,025	2,006	12,031	(17)%
East	5,378	1,655	7,033	3,454	3,347	6,801	3%
Total	28,728	6,488	35,216	28,252	10,105	38,357	(8)%
Our total owned and optioned lots at December 31, 2025 were 35,216, a decrease of 8% from December 31, 2024. We believe that our total lot supply is sufficient to meet our operating needs, consistent with our philosophy of maintaining a two to three year supply of land. See "Forward-Looking Statements" above.
Financial Services

	Year Ended December 31,
		Change			Change
	2025	Amount	%	2024	Amount	%	2023
	(Dollars in thousands)
Financial services revenues
Mortgage Operations	$54,831	$(37,939)	(41)%	$92,770	$16,291	21%	$76,479
Other	54,631	(1,285)	(2)%	55,916	9,825	21%	46,091
Total financial services revenues	$109,462	$(39,224)	(26)%	$148,686	$26,116	21%	$122,570

Financial services pretax income
Mortgage Operations	$14,454	$(31,854)	(69)%	$46,308	$5,552	14%	$40,756
Other	39,157	(8,411)	(18)%	47,568	12,351	35%	35,217
Total financial services pretax income	$53,611	$(40,265)	(43)%	$93,876	$17,903	24%	$75,973
For the year ended December 31, 2025, our financial services pretax income decreased $40.3 million or 43% from the same period in the prior year. The decrease in financial services pretax income was driven by our Mortgage Operations and other financial services segments. The decrease in Mortgage Operations was driven by decreased volume due to our homebuilding operations, partially offset by an increased Capture Rate. The decrease in other financial services was driven by our insurance operations which saw a decrease in revenue due to a decrease in homes closed as well as an unfavorable adjustment to insurance reserves.

The table below sets forth information for our Mortgage Operations relating to mortgage loans originated and Capture Rate.

	Year Ended December 31,
	2025	% or Percentage Change	2024	% or Percentage Change	2023
	(Dollars in thousands)
Total Originations:
Loans	5,353	(27)%	7,317	35%	5,430
Principal	$2,654,408	(22)%	$3,409,356	39%	$2,448,426
Capture Rate Data:
Capture rate as % of all homes delivered	80%	4%	76%	10%	66%
Capture rate as % of all homes delivered (excludes cash sales)	87%	4%	83%	11%	72%
Mortgage Loan Origination Product Mix:
FHA loans	33%	2%	31%	5%	26%
Other government loans (VA & USDA)	19%	2%	17%	(2)%	19%
Total government loans	52%	4%	48%	3%	45%
Conventional loans	48%	(4)%	52%	(3)%	55%
	100%	—%	100%	—%	100%
Loan Type:
Fixed rate	93%	(3)%	96%	(1)%	97%
ARM	7%	3%	4%	1%	3%
Credit Quality:
Average FICO Score	740	—%	743	—%	741
Other Data:
Average Combined LTV ratio	86%	2%	84%	1%	83%
Full documentation loans	100%	—%	100%	—%	100%
Loans Sold to Third Parties:
Loans	5,584	(24)%	7,348	37%	5,356
Principal	$2,757,908	(19)%	$3,408,798	41%	$2,419,558
Income Taxes

We recorded an income tax provision of $37.6 million, $101.9 million and $125.1 million for the years ended December 31, 2025, 2024 and 2023, respectively, and our resulting effective income tax rates were 19.9%, 20.5% and 23.8%, respectively. Our tax provision and effective tax rate are driven by (i) pre-tax book income for the full year, adjusted for items that are deductible/non-deductible for tax purposes only (i.e., permanent items); (ii) benefits from federal energy credits; (iii) taxable income generated in state jurisdictions that varies from consolidated income and (iv) stock based compensation windfalls recorded as discrete items. The difference between our effective tax rate for the year ended December 31, 2025, and the federal statutory rate of 21% was due to a 5.6% decrease in the effective tax rate due to the benefit of federal energy credits, partially offset by a 3.3% increase in the effective tax rate for state taxes.

LIQUIDITY AND CAPITAL RESOURCES
We use our liquidity and capital resources to (1) support our operations, including the purchase of land, land development and construction of homes; (2) provide working capital; and (3) provide mortgage loans for our homebuyers. Our liquidity includes our cash and cash equivalents, Revolving Credit Facility (as defined below) and Mortgage Repurchase Facilities (as defined below).
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of December 31, 2025, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, payments due on our Mortgage Repurchase Facilities, purchase obligations related to expected acquisition of land under purchase agreements and land development agreements (many of which are secured by letters of credit or surety bonds) and operating leases. Other material cash requirements include land acquisition and development costs not yet contracted for, home construction costs, operating expenses, including our selling, general and administrative expenses, investments and funding of capital improvements and dividend payments.
At December 31, 2025, we had outstanding senior notes with varying maturities totaling an aggregate principal amount of $1.50 billion, with none payable within 12 months. Future interest payments associated with the notes total $1.12 billion, with $64.2 million payable within 12 months. As of December 31, 2025, we had $32.3 million of required operating lease future minimum payments.
At December 31, 2025, we had deposits of $32.9 million in the form of cash and $16.1 million in the form of letters of credit that secured option contracts to purchase 6,488 lots for a total estimated purchase price of $535.0 million.
At December 31, 2025, we had outstanding surety bonds and letters of credit totaling $677.5 million and $169.1 million, respectively, including $133.6 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $343.5 million and $136.2 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit. We have made no material guarantees with respect to third-party obligations.
Capital Resources
Our capital structure is primarily a combination of (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our 3.850% senior notes due 2030, 2.500% senior notes due 2031, 6.000% senior notes due 2043, and 3.966% senior notes due 2061; (3) our Revolving Credit Facility; and (4) our Mortgage Repurchase Facilities. Because of our current balance of cash and cash equivalents, ability to access the capital markets, and available capacity under both our Revolving Credit Facility and Mortgage Repurchase Facilities, we believe that our capital resources are adequate to satisfy our short and long-term capital requirements, including meeting future payments on our senior notes as they become due. See “Forward-Looking Statements” above.
We may from time to time seek to retire or purchase our outstanding senior notes through cash purchases, whether through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Senior Notes, Revolving Credit Facility and Mortgage Repurchase Facilities
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

Revolving Credit Facility. On November 19, 2024 the Company entered into an amended and restated unsecured revolving credit agreement (“Revolving Credit Facility”) with a group of lenders, which may be used for general corporate purposes. On October 15, 2025, the Company entered into the First Amendment to Credit Agreement ("First Amendment") to its Revolving Credit Facility. The First Amendment increased the Aggregate Commitment to $1.40 billion (the "Commitment") and extended the Facility Termination Date of $1.36 billion of the facility commitments to October 15, 2029, with the remaining $40.0 million commitment continuing to terminate on November 17, 2028. The First Amendment also provides that the aggregate amount of the commitments may increase to an amount not to exceed $1.90 billion (the “accordion” feature) upon our request, subject to receipt of additional commitments from existing or additional lenders and, in the case of additional lenders, the consent of the co-administrative agents. The Revolving Credit Facility includes a $185.0 million sublimit for letters of credit.
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
The Revolving Credit Facility is fully and unconditionally guaranteed, jointly and severally, by most of our homebuilding segment subsidiaries. The term of the guarantees is through the termination of the Revolving Credit Facility. The facility contains various representations, warranties and covenants that we believe are customary for agreements of this type. In the case of a default, the guarantors would be required to perform under the agreement. The financial covenants include a consolidated leverage test and interest coverage test, along with a consolidated tangible net worth covenant, all as defined in the Revolving Credit Facility.
The Revolving Credit Facility also contains customary events of default, including, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, breach of any financial covenant and change of control. Upon the occurrence and during the continuance of any event of default, the Administrative Agent, with the consent or at the direction of the required lenders, may accelerate the payment of the obligations thereunder and exercise various other customary default remedies. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of December 31, 2025.
We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At December 31, 2025 and 2024, there were $25.8 million and $43.6 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. We had $0.0 million and $0.0 million outstanding under the Revolving Credit Facility as of December 31, 2025 and 2024, respectively. As of December 31, 2025, availability under the Revolving Credit Facility was approximately $1.37 billion.
Mortgage Repurchase Facilities. HomeAmerican enters into Mortgage Repurchase Facilities with various lenders, which provide liquidity by providing for the sale of eligible mortgage loans with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. HomeAmerican has entered into Mortgage Repurchase Facilities with two lenders, which provide HomeAmerican with committed repurchase facilities of up to an aggregate of $300.0 million as of December 31, 2025 (subject to increase by up to $150.0 million under certain conditions with respect to one of the lenders).
At December 31, 2025 and 2024, HomeAmerican had $106.3 million and $177.6 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facilities. Mortgage loans that HomeAmerican is obligated to repurchase under the mortgage repurchase facilities are accounted for as a debt financing arrangement and are reported as mortgage repurchase facilities in the consolidated balance sheets. Pricing under the mortgage repurchase facilities are based on SOFR.
The Mortgage Repurchase Facilities contain various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the mortgage repurchase facilities. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the mortgage repurchase facilities as of December 31, 2025.

Effective April 16, 2025, HomeAmerican entered into a Waiver and Consent agreement with one of the Mortgage Repurchase Facilities lenders, in which the lender waived any events of default under the Mortgage Repurchase Facility arising with respect to an event of default as HomeAmerican was not in compliance by permitting the Adjusted Tangible Net Worth to be less than $21.0 million for the month ending February 28, 2025.
SHUS Common Stock Repurchase Program
Through April 19, 2024, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock under this repurchase program and the repurchase program ended upon the Merger.
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
Operating Cash Flow Activities
During the year ended December 31, 2025, net cash used in operating activities was $368.8 million compared with cash provided by operating activities of $183.0 million in the prior year period. During the year ended December 31, 2025 and 2024, one of the most significant sources of cash provided by operating activities was net income of $151.9 million and $394.5 million, respectively. During the year ended December 31, 2025, included in net income was $77.7 million of inventory impairments, compared to $18.3 million during the prior year period. The most significant source of cash used by operating activities during the year ended December 31, 2025 was cash used to increase inventory of $747.0 million compared to $324.8 million during the prior year. The increase in 2025 was the result of an increase of finished homes at the end of the period. Cash provided by the decrease in trade and other receivables for the year ended December 31, 2025 was $17.1 million compared to $35.8 million for the year ended December 31, 2024. The decrease during the year ended December 31, 2025 was driven by a decrease of homes closed at the end of the period. Cash provided by the decrease in accounts receivable due from Parent was $23.5 million compared to the cash used in accounts receivable due from Parent of $34.5 million during the year ended December 31, 2024. This variance was driven by payments in connection with the Merger funded by the Company in 2024, which were repaid by Parent in 2025. Cash provided to decrease mortgage loans held-for-sale, net was $94.4 million compared to $21.4 million in the year ended December 31, 2025 and 2024, respectively. The decrease in mortgage loans held-for-sale was a result of a decrease in loan originations during 2025.
Investing Cash Flow Activities
During the year ended December 31, 2025, net cash provided by investing activities was $150.2 million compared to cash used in investing activities of $150.9 million. The primary driver of this increase is due to cash used in the increase in receivable from cash pooling arrangement with Parent of $211.9 million during the year ended December 31, 2024 compared to decrease in receivables from cash pooling arrangement with Parent of $179.6 million during the year ended December 31, 2025. This was partially offset by cash provided by the maturities of marketable securities, net of purchases, of $82.9 million during the year ended December 31, 2024 compared to none in 2025, driven by all outstanding marketable securities maturing during 2024.
Financing Cash Flow Activities
During the year ended December 31, 2025 and 2024, net cash used in financing activities was $301.8 million and $844.9 million respectively. The primary driver of this decrease was $611.4 million of cash used in distributions to Parent during the year ended December 31, 2024 compared to none in 2025. The distribution to Parent during the year ended December 31, 2024 was due to the Company's funding of a portion of the consideration of the Merger. Cash used to fund dividend payments increased during the year ended December 31, 2025 to $195.2 million compared to $155.5 million in the year ended December 31, 2024. This increase was primarily due to a one-time dividend declared by Woodside in 2025 prior to and in connection with the Woodside Merger. During the year ended December 31, 2025 and 2024, cash used in the payments on mortgage repurchase facilities, net was $71.4 million and $27.4 million, respectively. During the year ended December 31, 2025 and 2024 there was a higher level of loan sales compared to loan originations at period end. Cash used in issuance of shares under stock-based compensation programs, net was $25.6 million during the year ended December 31, 2024 compared to none during the year ended December 31, 2025. The change was driven by the merger and cancellation of stock during the year ended December 31, 2024. Cash used in the repayment of notes payable was $30.0 million during the year ended December 31, 2025 compared to none in the prior year. This was driven by the maturity and payment on the Company's third party note payable.
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
Insurance Reserves. The establishment of reserves for estimated losses associated with insurance policies issued by StarAmerican are based on actuarial studies that include known facts and interpretations of circumstances, including our experience with similar cases and historical trends involving claim payment patterns, pending levels of unpaid claims, product mix or concentration, claim severity, frequency patterns depending on the business conducted, and changing regulatory and legal environments. Historical trends in claim severity and frequency patterns have been inconsistent and we believe they may continue to fluctuate. It is possible that changes in the insurance payment experience used in estimating our ultimate insurance losses could have a material impact on our insurance reserves. A 10% increase in both the claim frequency and the average cost per claim used to estimate the reserves would result in an increase in our insurance reserves and an associated increase in expense of approximately $21.2 million. A 10% decrease in both the claim frequency and the average cost per claim would result in a decrease in our insurance reserves and an associated reduction in expense of $19.2 million.
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
Home Sale Revenue Recognition for Homebuilding Segments. We recognize home sale revenues from home deliveries when we have satisfied the performance obligations within the sales agreement, which is generally when title to and possession of the home are transferred to the buyer at the home closing date. Revenue from a home delivery includes the base sales price and any purchased options and upgrades and is reduced for any sales price incentives.
In certain states where we build, we are not always able to complete certain outdoor features (such as landscaping or pools) prior to closing the home. To the extent these separate deliverables are not complete upon the closing of a home, we defer home sale revenues related to incomplete outdoor features, and recognize that revenue upon completion of the outdoor features.
Land Sale Revenue Recognition for Homebuilding Segments: We recognize land sale revenues when title to the property has been transferred to the buyer, adequate consideration has been received, and the Company has no significant future performance obligations.
Revenue Recognition for HomeAmerican: Revenues recorded by HomeAmerican primarily reflect (1) origination fees and (2) the corresponding sale, or expected future sale, of a loan, which will include the estimated earnings from either the release or retention of a loan’s servicing rights. Origination fees are recognized when a loan is originated. When an interest rate lock commitment is made to a customer, we record the expected gain or loss on sale of the mortgage, plus the estimated earnings from the expected sale of the associated servicing rights, adjusted for a pull-through percentage (which is defined as the likelihood that an interest rate lock commitment will be originated), as revenue. As the interest rate lock commitment gets closer to being originated, the expected gain on the sale of that loan plus its servicing rights is updated to reflect current market value and the increase or decrease in the fair value of that interest rate lock commitment is recorded through revenues. At the same time, the expected pull-through percentage of the interest rate lock commitment to be originated is updated based upon current market conditions and the remaining time until loan origination and, if there has been a change, revenues are adjusted as necessary. After origination, our mortgage loans, which could also include their servicing rights, are sold to third-party purchasers in accordance with sale agreements entered into by us with a third-party purchaser of the loans. We make representations and warranties with respect to the status of loans transferred in the sale agreements. The sale agreements generally include statements acknowledging the transfer of the loans is intended by both parties to constitute a sale. Sale of a mortgage loan has occurred when the following criteria, among others, have been met: (1) fair consideration has been paid for transfer of the loan by a third party in an arms-length transaction, (2) all the usual risks and rewards of ownership that are in substance a sale have been transferred by us to the third party purchaser; and (3) we do not have a substantial continuing involvement with the mortgage loan.

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
Goodwill. In accordance with ASC Topic 350, Intangibles–Goodwill and Other (“ASC 350”), we evaluate goodwill for possible impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We use a three-step process to assess the realizability of goodwill. The first step is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. For example, we analyze changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there are indicators of a significant decline in the fair value of a particular reporting unit. If the qualitative assessment indicates that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount then no further testing is required.
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
Based on our analysis, we have concluded that as of December 31, 2025 and 2024, our goodwill was not impaired.
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
As of December 31, 2025, our cash and cash equivalents included commercial bank deposits and money market funds.
We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments, marketable securities and debt. Financial instruments utilized in the normal course of business by HomeAmerican include forward sales of mortgage-backed securities, which are commitments to sell a specified financial instrument at a specified future date for a specified price, mandatory delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price within a specified time period, and best-effort delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price subject to the underlying mortgage loans being funded and closed. Such contracts are the only significant financial and derivative instruments utilized by SHUS. HomeAmerican’s mortgage loans in process for which an interest rate lock commitment had been made to a borrower that had not closed at December 31, 2025 had an aggregate principal balance of $75.8 million, of which $74.7 million had not yet been committed to a mortgage purchaser. In addition, HomeAmerican had mortgage loans held-for-sale with an aggregate principal balance of $147.1 million at December 31, 2025, of which $98.4 million had not yet been committed to a mortgage purchaser. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale that had not yet been committed to a mortgage purchaser, HomeAmerican had forward sales of securities totaling $154.5 million and $189.0 million at December 31, 2025 and December 31, 2024, respectively.

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
We utilize our Revolving Credit Facility, our Mortgage Repurchase Facilities and senior notes in our financing strategy. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but do not affect our earnings or cash flows. We do not have an obligation to prepay our senior notes prior to maturity and, as a result, interest rate risk and changes in fair value do not have an impact on our financial position, results of operations or cash flows. For variable rate debt such as our Revolving Credit Facility and Mortgage Repurchase Facilities, changes in interest rates generally do not affect the fair value of the outstanding borrowing on the debt facilities, but does affect our earnings and cash flows. See “Forward-Looking Statements” above.

At December 31, 2025, we had $106.3 million of mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facilities. Mortgage loans that HomeAmerican is obligated to repurchase under the Mortgage Repurchase Facilities are accounted for as a debt financing arrangement and are reported under Mortgage Repurchase Facilities in the consolidated balance sheets. The following table provides the maturities, average interest rate and estimated fair value of significant financial instruments that are sensitive to changes in interest rates at December 31, 2025.

	Maturities through December 31,							Estimated Fair Value
	2026	2027	2028	2029	2030	Thereafter	Total
	(Dollars in thousands)
Assets:
Mortgage loans held for sale (1)
Fixed Rate	$147,111	$—	$—	$—	$—	$—	$147,111	$142,418
Average interest rate	4.49%						4.49%
Liabilities:
Fixed rate debt	$—	$—	$—	$—	$—	$1,500,000	$1,500,000	$1,298,940
Average interest rate						4.28%	4.28%
Mortgage repurchase facilities	$106,253	$—	$—	$—	$—	$—	$106,253	$106,253
Average interest rate	4.52%						4.52%
Derivative and Financial Instruments:
Commitments to originate mortgage loans
Notional amount	$75,792	$—	$—	$—	$—	$—	$75,792	$(6,398)
Average interest rate	4.57%						4.57%
Forward sales of mortgage backed securities
Notional amount	$154,500	$—	$—	$—	$—	$—	$154,500	$(3,432)
Average interest rate	4.22%						4.22%
__________________________________
(1)All the amounts in this line reflect the expected 2026 disposition of these loans rather than the actual scheduled maturity dates of these mortgages.

Item 8. Financial Statements and Supplementary Data
Sekisui House U.S., Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Sekisui House U.S., Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sekisui House U.S., Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Evaluation of Insurance Reserves
Description of the Matter
At December 31, 2025, insurance reserves totaled $100.8 million for the estimated incurred cost of construction defect claims. As more fully described in Note 1 to the consolidated financial statements, the Company establishes the reserves for estimated losses based on actuarial studies that include known facts and interpretations of circumstances.

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

How We Addressed the Matter in Our Audit
We obtained an understanding of the Company’s process to estimate the reserves. For example, we obtained an understanding over management’s review of the actuary’s analysis, including management’s procedures over the underlying data used by the actuary and the consideration by management over whether historical claim information requires adjustment.

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

Evaluation of Inventories for Impairment

Description of the Matter	As of and for the year ended December 31, 2025, the Company reported inventories of approximately $5.7 billion and impairment charges of $77.7 million. The Company’s inventories are primarily associated with subdivisions where it intends to construct and sell homes, including models and unsold homes. As more fully described in Note 1 to the consolidated financial statements, management evaluates inventories for impairment at each quarter end on a subdivision level basis.

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

Our testing of the Company’s impairment analysis included, among other procedures, evaluating the significant assumptions and operating data used to estimate the future undiscounted cash flows. To test the home sales revenue assumption included in the estimated future undiscounted cash flows we compared the home sales revenue assumption to historical subdivision operating trends, performed sensitivity analyses over the home sales revenue assumption and evaluated sub-market industry data.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2000.
Denver, Colorado
March 12, 2026

Sekisui House U.S., Inc.
Consolidated Balance Sheets

	December 31, 2025	December 31, 2024
	(Dollars in thousands, except per share amounts)
ASSETS
Homebuilding:
Cash and cash equivalents	$258,411	$617,644
Restricted cash	1	1,222
Trade and other receivables	75,397	92,635
Accounts receivable due from Parent	45,536	248,485
Inventories	5,668,043	4,973,811
Property and equipment, net	87,086	96,226
Deferred tax assets, net	63,400	32,985
Prepaids and other assets	121,506	163,931
Investment in unconsolidated entities	7,794	43,994
Goodwill and intangible assets, net	73,459	74,359
Total homebuilding assets	6,400,633	6,345,292
Financial Services:
Cash and cash equivalents	72,219	232,217
Mortgage loans held-for-sale, net	142,418	236,806
Other assets	23,937	21,828
Total financial services assets	238,574	490,851
Total Assets	$6,639,207	$6,836,143
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$125,981	$188,057
Accrued and other liabilities	439,964	427,278
Related party payables	1,648	2,540
Related party note	—	99,900
Notes payable, net	—	359,914
Senior notes, net	1,485,166	1,484,267
Total homebuilding liabilities	2,052,759	2,561,956
Financial Services:
Accounts payable and accrued liabilities	118,761	121,667
Mortgage repurchase facilities	106,253	177,618
Total financial services liabilities	225,014	299,285
Total Liabilities	2,277,773	2,861,241
Stockholders' Equity
Common stock, $0.01 par value; 150 shares authorized; 100 issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Additional paid-in-capital	2,613,088	2,183,221
Retained earnings	1,748,346	1,791,681
Total Stockholders' Equity	4,361,434	3,974,902
Total Liabilities and Stockholders' Equity	$6,639,207	$6,836,143
+
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Sekisui House U.S., Inc.
Consolidated Statements of Operations and Comprehensive Income

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Homebuilding:
Home sale revenues	$4,918,354	$6,279,861	$4,520,296
Land sale revenues	70,447	50,089	—
Other revenues	110	6,225	—
Total revenues	4,988,911	6,336,175	4,520,296
Home cost of sales	(4,127,156)	(5,138,993)	(3,684,487)
Inventory impairments	(77,653)	(18,250)	(29,700)
Total home cost of sales	(4,204,809)	(5,157,243)	(3,714,187)
Land cost of sales	(48,959)	(35,691)	—
Other cost of sales	(21)	(5,821)	—
Total cost of sales	(4,253,789)	(5,198,755)	(3,714,187)
Gross margin	735,122	1,137,420	806,109
Selling, general and administrative expenses	(602,303)	(743,639)	(429,894)
Interest and other income	17,017	55,532	73,567
Transaction costs	4,827	(39,361)	—
Other income (expense), net	(18,753)	(7,386)	350
Homebuilding pretax income	135,910	402,566	450,132

Financial Services:
Revenues	109,462	148,686	122,570
Expenses	(69,350)	(74,767)	(62,942)
Other income, net	13,499	19,957	16,345
Financial services pretax income	53,611	93,876	75,973

Income before income taxes	189,521	496,442	526,105
Provision for income taxes	(37,649)	(101,911)	(125,100)
Net income	$151,872	$394,531	$401,005

Other comprehensive income net of tax:
Unrealized gain (loss) related to available-for-sale debt securities	$—	$(51)	$51
Other comprehensive income	—	(51)	51
Comprehensive income	$151,872	$394,480	$401,056
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Sekisui House U.S., Inc.
Consolidated Statements of Stockholders' Equity
(Dollars in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 31, 2022	72,585,596	$726	$1,784,173	$1,306,885	$—	$3,091,784
Net income	—	—	—	401,005	—	401,005
Other comprehensive income (loss)	—	—	—	—	51	51
Shares issued under stock-based compensation programs, net	2,079,536	21	20,752	—	—	20,773
Cash dividends declared	—	—	—	(155,237)	—	(155,237)
Stock-based compensation expense	—	—	19,509	—	—	19,509
Forfeiture of restricted stock	(3,653)	—	—	—	—	—
Balance at December 31, 2023	74,661,479	$747	$1,824,434	$1,552,653	$51	$3,377,885
Net income	—	—	—	394,531	—	394,531
Other comprehensive income (loss)	—	—	—	—	(51)	(51)
Shares issued under stock-based compensation programs, net	388,176	3	(25,601)	—	—	(25,598)
Cash dividends declared	—	—	—	(155,503)	—	(155,503)
Stock-based compensation expense	—	—	2,805	—	—	2,805
Forfeiture of restricted stock	(301)	—	—	—	—	—
Effect of merger of entities under common control	—	—	985,487	—	—	985,487
Effect of Merger transaction	(75,049,254)	(750)	(603,904)	—	—	(604,654)
Balance at December 31, 2024	100	$—	$2,183,221	$1,791,681	$—	$3,974,902
Net income	—	—	—	151,872	—	151,872
Contribution from Parent	—	—	429,867	—	—	429,867
Cash dividends declared	—	—	—	(195,207)	—	(195,207)
Balance at December 31, 2025	100	$—	$2,613,088	$1,748,346	$—	$4,361,434
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Sekisui House U.S., Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Operating Activities:
Net income	$151,872	$394,531	$401,005
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	—	1,319	23,468
Depreciation and amortization	38,148	41,074	25,553
Inventory impairments	77,653	18,250	29,700
Project abandonment costs	15,355	7,257	(45)
Amortization of discount of marketable debt securities	—	(4,682)	(29,673)
Impairment of property and equipment	2,657	1,056	—
Loss on abandonment of property and equipment	617	—	—
Income from unconsolidated entities	(910)	—	—
Deferred income tax benefit (expense)	(30,415)	11,432	10,408
Net changes in assets and liabilities:
Trade and other receivables	17,138	35,755	21,986
Accounts receivable due from Parent	23,472	(34,463)	—
Mortgage loans held-for-sale, net	94,388	21,406	(28,699)
Inventories	(747,037)	(324,761)	185,906
Prepaids and other assets	47,250	(16,181)	(3,886)
Accounts payable and accrued liabilities	(59,033)	31,016	(74,093)
Net cash provided by (used in) operating activities	(368,845)	183,009	561,630
Investing Activities:
Purchases of marketable securities	—	(177,133)	(1,166,412)
Maturities of marketable securities	—	260,000	1,679,000
Investment in unconsolidated entities	—	(4,399)	—
Distributions of capital from unconsolidated entities	—	4,779	—
Decrease (increase) in receivable from cash pooling arrangement with Parent	179,577	(211,905)	—
Proceeds from sale / disposal of other assets	11,975	—	—
Purchases of property and equipment	(41,335)	(22,243)	(43,145)
Net cash provided by (used in) investing activities	150,217	(150,901)	469,443
Financing Activities:
Advances (payments) on mortgage repurchase facilities, net	(71,366)	(27,363)	29,229
Payments on homebuilding line of credit, net	—	(20,000)	—
Repayment of notes payable, net	(30,022)	—	—
Dividend payments	(195,207)	(155,503)	(155,237)
Payments of deferred debt issuance costs	(5,229)	(5,076)	(36)
Distribution to Parent	—	(611,369)	—
Issuance of shares under stock-based compensation programs, net	—	(25,598)	20,773
Net cash used in financing activities	(301,824)	(844,909)	(105,271)
Net increase (decrease) in cash, cash equivalents and restricted cash	(520,452)	(812,801)	925,802
Cash, cash equivalents and restricted cash:
Beginning of year	851,083	1,642,897	717,095
Assumed in Woodside Merger	—	20,987	—
End of year	$330,631	$851,083	$1,642,897
Reconciliation of cash, cash equivalents and restricted cash:
Homebuilding:
Cash and cash equivalents	$258,411	$617,644	$1,475,964
Restricted cash	1	1,222	4,094
Financial Services:
Cash and cash equivalents	72,219	232,217	162,839
Total cash, cash equivalents and restricted cash	$330,631	$851,083	$1,642,897

The accompanying Notes are an integral part of these Consolidated Financial Statements

1.    Summary of Significant Accounting Policies
Principles of Consolidation. The Consolidated Financial Statements of Sekisui House U.S., Inc. ("SHUS," “the Company," “we,” “us,” or “our” which refers to Sekisui House U.S., Inc. and its subsidiaries) include the accounts of SHUS and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain prior year balances have been reclassified to conform to the current year’s presentation.
Merger.    On April 19, 2024, the Company completed the transactions contemplated by the Agreement and Plan of Merger, dated as of January 17, 2024 (the “Merger Agreement”), by and among the Company, SH Residential Holdings, LLC (“Parent” or "SHRH"), Clear Line, Inc., a wholly owned subsidiary of Parent (“Merger Sub”), and, solely for the purposes of Section 6.2, Section 6.17 and Section 9.15 of the Merger Agreement, Sekisui House, Ltd. (“Guarantor” or "SHL"), providing for the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation (the “Merger”). See further information in Note 22, Merger.
Woodside Merger. On December 1, 2025, Parent contributed (for no consideration) to the Company all of Parent’s interests in its wholly owned subsidiary Woodside Group, LLC (“Woodside”). Woodside is a homebuilding company with operations in Arizona, California, Idaho, Nevada and Utah.
Immediately prior to the contribution, the sole stockholder of the Company was also the sole stockholder of Woodside. As a result of the common ownership, upon closing of the transaction, the acquisition was considered a common-control transaction and was outside the scope of the business combination guidance in Accounting Standards Codification ("ASC") Topic 805, Business Combinations ("ASC 805-50"). The entities are deemed to be under common control as of April 19, 2024, which was the date that the sole stockholder acquired control of the Company and, therefore, held control over both companies. The consolidated financial statements incorporate Woodside financial results and financial information beginning on April 19, 2024. See further information in Note 23, Common Control Merger.
Description of Business. We have homebuilding operations in Arizona, California, Colorado, Florida, Idaho, Maryland, Nevada, New Mexico, Oregon, Tennessee, Texas, Utah, Virginia and Washington. The primary functions of our homebuilding operations include land acquisition and development, home construction, purchasing, marketing, merchandising, sales and customer service. We build and sell primarily single-family detached homes, which are designed and built to meet local customer preferences. We are the general contractor for all of our projects and retain subcontractors for site development and home construction.
Our financial services operations consist of HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans, primarily for our homebuyers, American Home Insurance Agency, Inc. (“American Home Insurance”), which offers third-party insurance products to our homebuyers, and American Home Title and Escrow Company (“American Home Title”), which provides title agency services to the Company and our homebuyers in Colorado, Florida, Maryland, Nevada and Virginia. The financial services operations also include StarAmerican Insurance Ltd. ("StarAmerican"), which provides insurance coverage to the majority of our homebuilding subsidiaries, which includes certain assumed liabilities of subcontractors under the Company's wrap program.
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
Marketable securities. Our debt securities consist of U.S. government treasury securities with original maturities upon acquisition of less than six months and are treated as available-for-sale investments and, as such, are recorded at fair value with all changes in fair value initially recorded through other comprehensive income. Debt securities are reviewed on a regular basis for impairment. We had no marketable securities at December 31, 2025 and 2024.
Restricted Cash. We receive cash earnest money deposits from our customers who enter into home sale contracts. In certain states we are restricted from using such deposits for general purposes, unless we take measures to release state imposed restrictions on such deposits received from homebuyers, which may include posting blanket surety bonds. We had $0.0 million and $1.2 million in restricted cash related to homebuyer deposits at December 31, 2025 and 2024, respectively.
Trade and Other Receivables. Trade and other receivables primarily includes home sale receivables, which reflects cash to be received from title companies or outside brokers associated with closed homes. Generally, we will receive cash from title companies and outside brokers within a few days of the home being closed. At December 31, 2025 and 2024, receivables from contracts with customers were $5.3 million and $13.6 million, respectively, and are included in trade and other receivables on the accompanying consolidated balance sheets.
Mortgage Loans Held-for-Sale, net. Mortgage loans held-for-sale are recorded at fair value based on quoted market prices and estimated market prices received from a third-party. Using fair value allows an offset of the changes in fair values of the mortgage loans and the derivative and financial instruments used to hedge them without having to comply with the requirements for hedge accounting.
Inventories. Our inventories are primarily associated with communities where we intend to construct and sell homes, including models and unsold homes. Inventories includes the costs of direct land acquisition, land development and construction, capitalized interest, real estate taxes and indirect construction costs, which include field construction management salaries and benefits, utilities and other construction related costs.
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
If land is classified as held for sale, in accordance with ASC 360, we measure it at the lower of the carrying value or fair value less estimated costs to sell. In determining fair value, we primarily rely upon the most recent negotiated price which is a Level 3 input (see Note 6, Fair Value Measurements, for definitions of fair value inputs). If a negotiated price is not available, we will consider several factors including, but not limited to, current market conditions, recent comparable sales transactions and market analysis studies. If the fair value less estimated costs to sell is lower than the current carrying value, the land is impaired down to its estimated fair value less costs to sell.
Costs Related to Sales Facilities. Costs related to interior and exterior upgrades to the home that will be sold as part of the home, such as wall treatments and additional upgraded landscaping, are recorded as inventories. Costs to furnish and ready the model home or on-site sales facility that will not be sold as part of the model home, such as furniture, construction of the sales facility parking lot or construction of the sales center, are capitalized as property and equipment, net. Other costs incurred related to the marketing of the community and readying the model home for sale are expensed as incurred.
Property and Equipment, net. Property and equipment is carried at cost less accumulated depreciation. For property and equipment related to on-site sales facilities, depreciation is recorded using the units of production method as homes are delivered. For all other property and equipment, depreciation is recorded using a straight-line method over the estimated useful lives of the related assets, which range from 2 to 16 years. Depreciation and amortization expense for property and equipment was $36.3 million, $38.0 million and $23.9 million for the years ended December 31, 2025, 2024 and 2023, respectively, which is recorded in selling, general and administrative expenses in the homebuilding or expenses in the financial services sections of our consolidated statements of operations and comprehensive income.
The following table sets forth the cost and carrying value of our homebuilding property and equipment by major asset category.

	Cost	Accumulated Depreciation and Amortization	Carrying Value
December 31, 2025:	(Dollars in thousands)
Sales facilities	$114,042	$(63,840)	$50,202
Aircraft	23,346	(1,799)	21,547
Computer software and equipment	38,213	(28,220)	9,993
Leasehold improvements	15,803	(12,417)	3,386
Other	8,557	(6,599)	1,958
Total	$199,961	$(112,875)	$87,086

December 31, 2024:
Sales facilities	$106,351	$(64,971)	$41,380
Aircraft	54,576	(16,405)	38,171
Computer software and equipment	36,608	(26,997)	9,611
Leasehold improvements	15,237	(10,598)	4,639
Other	9,630	(7,205)	2,425
Total	$222,402	$(126,176)	$96,226
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
Variable Interest Entities. In accordance with ASC Topic 810, Consolidation (“ASC 810”), we analyze our land option contracts and other contractual arrangements to determine whether the corresponding land sellers are variable interest entities (“VIEs”) and, if so, whether we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact VIE’s economic performance, including, but not limited to, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. We also consider whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. We have concluded that, as of December 31, 2025 and 2024, we were not the primary beneficiary of any VIEs from which we are purchasing land under land option contracts.

Investments in Unconsolidated Entities. The equity method of accounting is used for investments in unconsolidated entities over which the Company has significant influence. The Company recognizes its proportionate share of earnings and losses of the unconsolidated entities under the equity method of accounting, which is recorded in interest and other income in the homebuilding section of our consolidated statements of operations and comprehensive income. Investments in unconsolidated entities that do not meet the requirements for equity method accounting are accounted for at cost. All investments in unconsolidated entities are included in investment in unconsolidated entities on the accompanying consolidated balance sheets.
The timing of cash flows related to the unconsolidated entities and any related financing agreements varies by entity. If additional capital contributions are required and approved by the unconsolidated entity, the Company would need to contribute its pro rata portion of those capital needs in order to not dilute the Company's ownership in the unconsolidated entity. While future capital contributions may be required, the Company believes the total amount of such contributions will be limited. The Company's maximum financial exposure related to the unconsolidated entities won't exceed the combined investment and limited recourse guaranty totals.
Investment in unconsolidated entities accounted for under the cost method totaled $3.0 million, as of December 31, 2025 and 2024. The Company has two investments in unconsolidated entities accounted for under the equity method, totaling $4.7 million and $40.9 million as of December 31, 2025 and 2024, respectively. The Company's ownership interest within these entities ranged from 20% to 35%.
Investments in unconsolidated entities are tested for recoverability in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures ("ASC 323"). If the loss in the value of an investment is other than temporary, the investment is written down to fair value. As of December 31, 2025 and 2024, all investments in unconsolidated entities were deemed recoverable.
The Company performs ongoing VIE reassessments under ASC 810 to determine whether the Company is the primary beneficiary of any of its investments in unconsolidated entities. The Company has determined that it is not the primary beneficiary of its investments. Therefore, no unconsolidated entities were required to be consolidated as of December 31, 2025 and 2024.
Goodwill. In accordance with ASC Topic 350, Intangibles–Goodwill and Other (“ASC 350”), we evaluate goodwill for possible impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We use a three-step process to assess the realizability of goodwill. The first step is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. For example, we analyze changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there are indicators of a significant decline in the fair value of a particular reporting unit. If the qualitative assessment indicates that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount then no further testing is required.
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
Based on our analysis, we have concluded that as of December 31, 2025 and 2024, our goodwill was not impaired.
Liability for Unrecognized Tax Benefits. ASC Topic 740, Income Taxes, provides guidance for the recognition and measurement in financial statements of uncertain tax positions taken or expected to be taken in a tax return.
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
We assess the reasonableness and adequacy of the reserve and the per-unit reserve amount originally included in home cost of sales, as well as the timing of the reversal of any excess reserve on a quarterly basis, using historical payment data and other relevant information. Our warranty accrual is included in accrued and other liabilities in the homebuilding section of our consolidated balance sheets and adjustments to our warranty accrual are recorded as an increase or reduction to home cost of sales in the homebuilding section of our consolidated statements of operations and comprehensive income. See Note 11, Warranty Accrual, to the consolidated financial statements.
Insurance Reserves. The establishment of reserves for estimated losses associated with insurance policies issued by StarAmerican are based on actuarial studies that include known facts and interpretations of circumstances, including our experience with similar cases and historical trends involving claim payment patterns, pending levels of unpaid claims, product mix or concentration, claim severity, frequency patterns depending on the business conducted, and changing regulatory and legal environments. It is possible that changes in the insurance payment experience used in estimating our ultimate insurance losses could have a material impact on our insurance reserves. See Note 12, Insurance and Construction Defect Claim Reserves, to the consolidated financial statements.
Self-Insurance Reserves for Construction Defect Claims. The establishment of reserves for estimated losses to be incurred by our homebuilding subsidiaries associated with (1) the self-insured retention (“SIR”) portion of construction defect claims that are expected to be covered under either third-party insurance policies or insurance policies with StarAmerican and (2) the entire cost of any construction defect claims that are not expected to be covered by insurance policies are based on actuarial studies that include known facts similar to those established for our insurance reserves. See Note 12, Insurance and Construction Defect Claim Reserves, to the consolidated financial statements.
Litigation Reserves. We and certain of our subsidiaries have been named as defendants in various cases. We reserve for estimated exposure with respect to these cases based upon currently available information on each case. See Note 16, Commitments and Contingencies, to the consolidated financial statements.
Derivative and Financial Instruments. We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments, marketable securities and debt. Financial instruments utilized in the normal course of business by HomeAmerican include forward sales of mortgage-backed securities, which are commitments to sell a specified financial instrument at a specified future date for a specified price, mandatory delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price within a specified time period, and best-effort delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price subject to the underlying mortgage loans being funded and closed. These instruments are the only significant derivative and financial instruments utilized by SHUS to hedge against fluctuations in interest rates. For forward sales commitments, forward sales of mortgage-backed securities and commitments to originate mortgage loans that are still outstanding at the end of a reporting period, we record the changes in fair value of these financial instruments in revenues in the financial services section of the consolidated statements of operations and comprehensive income with an offset to either other assets or accounts payable and accrued liabilities in the financial services section of our consolidated balance sheets, depending on the nature of the change. For further discussion of our policies regarding interest rate lock commitments, see our “Revenue Recognition for HomeAmerican” accounting policy section below. There are no credit-risk related contingent features within our derivative agreements, and counterparty risk is considered minimal.
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
Land and lot revenue for Homebuilding Segments. Revenue and cost of sales from land sales are recognized when title to the property has been transferred to the buyer, adequate consideration has been received, and the Company has no significant future performance obligations. Effective December 1, 2025, after the Woodside Merger, the Company aligned its accounting policy with Woodside, considering land sale revenues as an output of the entity's ordinary activities prospectively under ASC 606, Revenue from Contracts with Customers. Previous to December 1, 2025, land sale revenues and land cost of sales are included in other income (expense) within the consolidated statement of operations and comprehensive income. Total land sale revenues of $11.0 million and $18.2 million and land cost of sales of $11.4 million and $16.5 million were recognized in other income (expense) during the years ended December 31, 2025 and 2023, respectively. There were no land sales in the year ended December 31, 2024.
Other revenue for Homebuilding Segments. Other revenue primarily consists of project management fees earned by the Company for construction management services provided to customers and profit participation agreements contained in some land and lot sale contracts. Revenue from project management arrangements is recognized on either a completion of milestones basis or as costs are incurred by the Company.
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
Home Cost of Sales. Home cost of sales includes the specific construction costs of each home and all applicable land acquisition, land development and related costs (both incurred and estimated to be incurred), warranty costs and finance and closing costs. We use the specific identification method for the purpose of accumulating home construction costs and allocate costs to each lot within a subdivision associated with land acquisition and land development based upon relative fair value of the lots prior to home construction. Lots within a subdivision typically have comparable fair values, and, as such, we generally allocate costs equally to each lot within a subdivision. We record all home cost of sales when a home is closed and performance obligations have been completed on a house-by-house basis.
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

2.    Recently Issued Accounting Standards
Adoption of New Accounting Standards
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. This amendment modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold, (2) the amount of income taxes paid (net of refunds received) (disaggregated by federal, state, and foreign taxes) as well as individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid net of refunds, (3) the income or loss from continuing operations before income tax expense or benefit (disaggregated between domestic and foreign) and (4) income tax expense or benefit from continuing operations (disaggregated by federal, state and foreign). The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, while retrospective application is permitted. We adopted this amendment in the fourth quarter of 2025. As a result of the adoption, there was no material impact on our consolidated balance sheet or consolidated statement of operations and comprehensive income. Footnote 13 (Income Taxes) was updated to comply with the new required disclosures.
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
In July 2025, the FASB issued ASU 2025-05, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets" ("ASU-2025-05"), which allows entities to use the practical expedient to estimate expected credit losses. ASU 2025-05 will be effective for our fiscal year ending December 31, 2026 and interim reporting periods within this annual reporting period, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2025-05 may have on our consolidated financial statements and disclosures.

3.    Supplemental Income Statement and Cash Flow Disclosure
The table below details homebuilding interest and other income and financial services other income (expense), net:

	Year Ended December 31,
	2025	2024	2023
Homebuilding	(Dollars in thousands)
Interest and other income
Interest income	$14,967	$51,431	$70,458
Other income	2,050	4,101	3,109
Total	$17,017	$55,532	$73,567
Financial Services
Other income, net
Interest income	$13,516	$19,957	$16,345
Loss on sale of assets	(17)	—	—
Total	$13,499	$19,957	$16,345
The table below sets forth supplemental disclosures of cash flow information and non-cash investing and financing activities.

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Cash paid for:
Interest, net of interest capitalized	$3,682	$3,543	$917
Income taxes	$39,803	$79,757	$161,454
Non-cash activities:
Transfer of notes payable to Parent in exchange for contributions	$329,967	$—	$—
Transfer of related party note to Parent in exchange for contributions	$99,900	$—	$—
Land distribution received from investment in unconsolidated entities	$39,201	$—	$—

4.    Segment Reporting
An operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Chief Operating Decision Maker (“CODM”), or decision-making group, to evaluate performance and make operating decisions. We have identified our CODM as one key executive—the Chief Executive Officer (“CEO”). The CODM's evaluation of segment performance is based on segment pretax income for all reportable segments. Pretax income is used at the segment level for forecasting and actual results to evaluate performance of each segment and further assist in decision making regarding allocation of capital and other resources between segments.
We have identified each homebuilding division as an operating segment. Our homebuilding operating segments have been aggregated into the reportable segments noted below because they are similar in the following regards: (1) economic characteristics; (2) housing products; (3) class of homebuyer; (4) regulatory environments; and (5) methods used to construct and sell homes. Our homebuilding reportable segments conducted ongoing operations in the following states:
•West (Arizona, California, Nevada, New Mexico, Oregon, Texas and Washington)
•Mountain (Colorado, Idaho and Utah)
•East (Florida, Maryland, Tennessee and Virginia)
Our financial services business consists of the following operating segments: (1) HomeAmerican; (2) StarAmerican; (3) American Home Insurance; and (4) American Home Title. Due to its contributions to consolidated pretax income we consider HomeAmerican to be a reportable segment (“Mortgage Operations”). The remaining operating segments have been aggregated into one reportable segment (“other”) because they do not individually exceed 10 percent of (1) consolidated revenue; (2) the greater of (a) combined reported profit of all operating segments that did not report a loss or (b) the positive value of the combined reported loss of all operating segments that reported losses; or (3) consolidated assets.
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
The following tables present operating results relating to our homebuilding and financial services operations:

	Year Ended December 31, 2025
	(Dollars in thousands)
	Homebuilding				Financial Services
	West	Mountain	East	Corporate	Mortgage Operations	Other	Total
Home sale revenues	$2,729,618	$1,585,697	$603,039	$—	$—	$—	$4,918,354
Land sale revenues	$69,091	$1,356	$—	$—	$—	$—	$70,447
Other revenues	$110	$—	$—	$—	$—	$—	$110
Revenues	$—	$—	$—	$—	$54,831	$54,631	$109,462
Home cost of sales	$(2,284,139)	$(1,320,409)	$(522,608)	$—	$—	$—	$(4,127,156)
Inventory impairments	$(49,953)	$(11,425)	$(16,275)	$—	$—	$—	$(77,653)
Land cost of sales	$(47,869)	$(1,090)	$—	$—	$—	$—	$(48,959)
Other cost of sales	$(21)	$—	$—	$—	$—	$—	$(21)
Selling, general and administrative expenses	$(341,128)	$(154,299)	$(83,441)	$(23,435)	$—	$—	$(602,303)
Transaction costs	$—	$—	$—	$4,827	$—	$—	$4,827
Interest and other income (1)	$1,100	$302	$407	$15,208	$—	$—	$17,017
Expenses (2)	$—	$—	$—	$—	$(45,807)	$(23,543)	$(69,350)
Other income (expense), net (3)	$(5,831)	$(1,622)	$(8,278)	$(3,022)	$5,430	$8,069	$(5,254)
Pretax income	$70,978	$98,510	$(27,156)	$(6,422)	$14,454	$39,157	$189,521

	Year Ended December 31, 2024
	(Dollars in thousands)
	Homebuilding				Financial Services
	West	Mountain	East	Corporate	Mortgage Operations	Other	Total
Home sale revenues	$3,799,471	$1,650,330	$830,060	$—	$—	$—	$6,279,861
Land sale revenues	$45,672	$4,417	$—	$—	$—	$—	$50,089
Other revenues	$6,225	$—	$—	$—	$—	$—	$6,225
Revenues	$—	$—	$—	$—	$92,770	$55,916	$148,686
Home cost of sales	$(3,102,957)	$(1,345,306)	$(690,730)	$—	$—	$—	$(5,138,993)
Inventory impairments	$(13,100)	$(400)	$(4,750)	$—	$—	$—	$(18,250)
Land cost of sales	$(31,415)	$(4,276)	$—	$—	$—	$—	$(35,691)
Other cost of sales	$(5,821)	$—	$—	$—	$—	$—	$(5,821)
Selling, general and administrative expenses	$(345,583)	$(144,602)	$(88,185)	$(165,269)	$—	$—	$(743,639)
Transaction costs	$—	$—	$—	$(39,361)	$—	$—	$(39,361)
Interest and other income (1)	$(249)	$652	$382	$54,747	$—	$—	$55,532
Expenses (2)	$—	$—	$—	$—	$(54,261)	$(20,506)	$(74,767)
Other income (expense), net (3)	$3,594	$2,379	$(1,456)	$(11,903)	$7,799	$12,158	$12,571
Pretax income	$355,837	$163,194	$45,321	$(161,786)	$46,308	$47,568	$496,442

	Year Ended December 31, 2023
	(Dollars in thousands)
	Homebuilding				Financial Services
	West	Mountain	East	Corporate	Mortgage Operations	Other	Total
Home sale revenues	$2,624,373	$1,267,586	$628,337	$—	$—	$—	$4,520,296
Revenues	$—	$—	$—	$—	$76,479	$46,091	$122,570
Home cost of sales	$(2,169,721)	$(1,017,088)	$(497,678)	$—	$—	$—	$(3,684,487)
Inventory impairments	$(19,350)	$(10,350)	$—	$—	$—	$—	$(29,700)
Selling, general and administrative expenses	$(218,706)	$(96,345)	$(66,688)	$(48,155)	$—	$—	$(429,894)
Interest and other income (1)	$2,371	$526	$307	$70,363	$—	$—	$73,567
Expenses (2)	$—	$—	$—	$—	$(41,555)	$(21,387)	$(62,942)
Other income (expense), net (3)	$593	$(491)	$(56)	$304	$5,832	$10,513	$16,695
Pretax income	$219,560	$143,838	$64,222	$22,512	$40,756	$35,217	$526,105

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

	December 31,
	2025	2024
	(Dollars in thousands)
Homebuilding Assets
West	$3,714,822	$3,300,899
Mountain	1,309,645	1,429,116
East	890,772	593,167
Corporate	485,394	1,022,110
Total homebuilding assets	$6,400,633	$6,345,292

Financial Services
Mortgage Operations	$167,802	$260,899
Other	70,772	229,952
Total financial services assets	$238,574	$490,851

Total assets	$6,639,207	$6,836,143

5.    Earnings Per Share
The following table shows our basic and diluted EPS calculations:

Year Ended December 31,
2023

Numerator
Net income	$401,005
Less: distributed earnings allocated to participating securities	(895)
Less: undistributed earnings allocated to participating securities	(1,353)
Net income attributable to common stockholders (numerator for basic earnings per share)	398,757
Add back: undistributed earnings allocated to participating securities	1,353
Less: undistributed earnings reallocated to participating securities	(1,329)
Numerator for diluted earnings per share under two-class method	$398,781

Denominator
Weighted-average common shares outstanding	73,505,508
Add: dilutive effect of stock options	1,347,513
Add: dilutive effect of contingently issuable equity awards	504,944
Denominator for diluted earnings per share under two-class method	75,357,965

Basic Earnings Per Common Share	$5.42
Diluted Earnings Per Common Share	$5.29

Diluted EPS for the year ended December 31, 2023 excluded options to purchase approximately 15,000 of common stock because the effect of their inclusion would be anti-dilutive. Upon completion of the Merger, the Company no longer has public traded securities and therefore did not present EPS for the year ended December 31, 2025 and 2024.
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
The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis, except those for which the carrying values approximate fair values:

		Fair Value
Financial Instrument	Hierarchy	December 31, 2025	December 31, 2024
		(Dollars in thousands)
Mortgage loans held-for-sale, net	Level 2	$142,418	$236,806

Derivative and financial instruments, net
Interest rate lock commitments	Level 2	$(6,398)	$(277)
Forward sales of mortgage-backed securities	Level 2	$(3,432)	$4,047
Mandatory delivery forward loan sale commitments	Level 2	$80	$515
Best-effort delivery forward loan sale commitments	Level 2	$(7)	$3
The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of December 31, 2025 and 2024.
Mortgage Loans Held-for-Sale, Net. Our mortgage loans held-for-sale, which are measured at fair value on a recurring basis include (1) mortgage loans held-for-sale that are under commitments to sell and (2) mortgage loans held-for-sale that were not under commitments to sell. At December 31, 2025 and 2024, we had $46.6 million and $95.6 million, respectively, in fair value of mortgage loans held-for-sale that were under commitments to sell. The fair value for those loans was based on quoted market prices for those mortgage loans, which are Level 2 fair value inputs. At December 31, 2025 and 2024, we had $95.9 million and $141.2 million, respectively, in fair value of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from a third-party, which is a Level 2 fair value input. The unpaid principal balances of all mortgage loans held for sale at December 31, 2025 and 2024 were $147.1 million and $251.9 million, respectively.
Gains (losses) on sales of mortgage loans, net, are included as a component of revenues in the financial services section of our consolidated statements of operations and comprehensive income. For the years ended December 31, 2025, 2024, and 2023, we recorded loss on mortgage loans held-for-sale, net of $109.3 million, $13.6 million, and $0.8 million, respectively.
Derivative and financial instruments, net. Our derivatives and financial instruments, which include (1) interest rate lock commitments, (2) forward sales of mortgage-backed securities, (3) mandatory delivery forward loan sale commitments and (4) best-effort delivery forward loan sale commitments, are measured at fair value on a recurring basis based on market prices for similar instruments. For the years ended December 31, 2025, 2024 and 2023, we recorded net gains (losses) on these derivative and financial instruments of $(6.4) million, $7.3 million and $1.0 million, respectively, in revenues in the financial services section of our consolidated statements of operations and comprehensive income. The following table sets forth the notional amounts of derivative and financial instruments at December 31, 2025 and 2024:

	Notional Values
Financial Instrument	December 31, 2025	December 31, 2024
	(Dollars in thousands)
Interest rate lock commitments	$75,792	$57,807
Forward sales of mortgage-backed securities	$154,500	$189,000
Mandatory delivery forward loan sale commitments	$45,183	$101,557
Best-effort delivery forward loan sale commitments	$4,628	$1,306
For the financial assets and liabilities that the Company does not reflect at fair value, the following methods and assumptions were used to estimate the fair value of each class of financial instruments.
Cash and cash equivalents (excluding debt securities with an original maturity of three months or less), restricted cash, trade and other receivables, accounts receivable due from parent, prepaids and other assets, accounts payable, related party payables, accrued and other liabilities and borrowings on our revolving credit facility. Fair value approximates carrying value.
Mortgage Repurchase Facilities. The debt associated with our Mortgage Repurchase Facilities (see Note 14, Lines of Credit and Total Debt Obligations, for further discussion) is at floating rates that approximate current market rates and have relatively short-term maturities, generally within 30 days. The fair value approximates carrying value and is based on Level 2 inputs.
Senior Notes. The estimated values of the senior notes in the following table are based on Level 2 inputs, which primarily reflect estimated prices for our senior notes which were provided by multiple sources.

	December 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
$300 million 3.850% senior notes due January 2030, net	$298,758	$289,370	$298,478	$282,124
$350 million 2.500% senior notes due January 2031, net	348,321	311,117	348,010	303,020
$500 million 6.000% senior notes due January 2043, net	491,858	470,270	491,596	499,370
$350 million 3.966% senior notes due August 2061, net	346,229	228,183	346,183	255,605
Total	$1,485,166	$1,298,940	$1,484,267	$1,340,119

Notes Payable, net. As a part of the execution of the Woodside Merger on December 1, 2025, the term debt agreement ("Woodside Note") was transferred to the Parent effective October 28, 2025, with no continuing obligations existing for Woodside or SHUS. The notes payable had an estimated fair value of $320.3 million as of December 31, 2024, based on Level 2 inputs, which primarily reflect estimated prices through multiple sources.

Related Party Note. As a part of the execution of the Woodside Merger on December 1, 2025, Woodside transferred the Related party note to the Parent effective October 28, 2025, with no continuing obligations existing for Woodside or SHUS. The debt associated with our related party note had an estimated fair value of $97.5 million as of December 31, 2024, based on Level 2 inputs, which primarily reflect estimated prices through multiple sources.

7.    Inventories
The table below sets forth, by reportable segment, information relating to our homebuilding inventories.

	December 31, 2025	December 31, 2024
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$1,552,054	$1,579,950
Mountain	507,158	577,512
East	367,629	387,857
Subtotal	2,426,841	2,545,319
Land and Land Under Development:
West	2,180,481	1,716,644
Mountain	506,150	498,104
East	500,941	158,241
Subtotal	3,187,572	2,372,989
Land Held for Sale
West	46,763	49,434
Mountain	6,867	6,069
East	—	—
Subtotal	53,630	55,503
Total Inventories	$5,668,043	$4,973,811

Inventory impairments recognized by segment for the years ended December 31, 2025, 2024 and 2023 are shown in the table below.

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$29,526	$5,163	$3,673
Mountain	2,930	400	1,533
East	9,611	1,922	—
Subtotal	42,067	7,485	5,206
Land and Land Under Development:
West	20,427	7,937	15,677
Mountain	8,495	—	8,817
East	6,664	2,828	—
Subtotal	35,586	10,765	24,494
Total Inventory Impairments	$77,653	$18,250	$29,700
The table below provides quantitative data, for the periods presented, where applicable, used in determining the fair value of the impaired inventory.

	Impairment Data			Quantitative Data
Three Months Ended	Number of Subdivisions Impaired	Inventory Impairments	Fair Value of Inventory After Impairments	Discount Rate
	(Dollars in thousands)
December 31, 2025	7	$17,400	$52,862	12%	—	18%
September 30, 2025	11	45,050	118,895	12%	—	18%
June 30, 2025	8	15,203	58,512	12%	—	15%
Total		$77,653

September 30, 2024	4	$7,800	$34,290		15%
June 30, 2024	4	4,550	27,834	12%	—	15%
March 31, 2024	3	5,900	17,634	12%	—	18%
Total		$18,250

December 31, 2023	3	$2,200	$13,273	12%	—	15%
September 30, 2023	2	6,200	17,116	15%	—	18%
June 30, 2023	1	13,500	17,886		18%
March 31, 2023	1	7,800	13,016		18%
Total		$29,700

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

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Homebuilding interest incurred	$83,252	$81,834	$69,901
Less: Interest capitalized	(83,252)	(81,834)	(69,901)
Homebuilding interest expensed	$—	$—	$—

Interest capitalized, beginning of period	$72,775	$64,659	$59,921
Plus: Assumed in Woodside Merger	—	16,620	—
Plus: Interest capitalized during period	83,252	81,834	69,901
Less: Previously capitalized interest included in home and land cost of sales	(72,136)	(90,338)	(65,163)
Interest capitalized, end of period	$83,891	$72,775	$64,659

9.    Homebuilding Prepaids and Other Assets
The following table sets forth the components of homebuilding prepaids and other assets.

	December 31,
	2025	2024
	(Dollars in thousands)
Operating lease right-of-use asset	$27,195	$25,280
Land option deposits	32,903	69,604
Prepaids	40,929	53,085
Deferred debt issuance costs on revolving credit facility, net	9,401	5,943
Other	11,078	10,019
Total	$121,506	$163,931

10.    Homebuilding Accrued and Other Liabilities and Financial Services Accounts Payable and Accrued Liabilities
The following table sets forth information relating to homebuilding accrued and other liabilities.

	December 31,
	2025	2024
	(Dollars in thousands)
Accrued compensation and related expenses	$78,551	$115,152
Customer and escrow deposits	14,476	14,434
Warranty accrual (Note 11)	58,138	58,426
Lease liability	28,367	27,406
Land development and home construction accruals	41,162	40,194
Accrued interest	31,178	32,102
Income taxes payable	6,129	—
Self insured retention for construction defect claims (Note 12)	24,673	24,389
Retentions payable	31,309	24,446
Other accrued liabilities	125,981	90,729
Total accrued and other liabilities	$439,964	$427,278
The following table sets forth information relating to financial services accounts payable and accrued liabilities.

	December 31,
	2025	2024
	(Dollars in thousands)
Insurance reserves (Note 12)	$100,835	$96,851
Accounts payable and other accrued liabilities	17,926	24,816
Total accounts payable and accrued liabilities	$118,761	$121,667

11.    Warranty Accrual
The table set forth below summarizes accrual, adjustment and payment activity related to our warranty accrual for the years ended December 31, 2025, 2024 and 2023. The warranty accrual increased due to $6.3 million of warranty adjustments during the year ended December 31, 2024. This adjustment was due to higher general warranty related expenditures. From time to time, we change our warranty accrual rates based on payment trends. Any changes made to those rates did not materially affect our warranty expense or gross margin from home sales for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Balance at beginning of period	$58,426	$44,082	$46,857
Assumed in Woodside Merger	—	7,456	—
Expense provisions	26,750	31,070	24,122
Cash payments	(27,038)	(30,432)	(26,897)
Adjustments	—	6,250	—
Balance at end of period	$58,138	$58,426	$44,082

12.    Insurance and Construction Defect Claim Reserves
The following table summarizes our self-insured retention for construction defect claims for the years ended December 31, 2025, 2024 and 2023. These reserves are included as a component of accrued and other liabilities in the homebuilding section of the consolidated balance sheets.

	December 31,
	2025	2024	2023
	(Dollars in thousands)
Balance at beginning of period	$24,389	$11,433	$10,466
Assumed in Woodside Merger	—	12,693	—
Expense provisions	1,728	2,332	1,461
Cash payments, net of recoveries	(2,135)	(2,069)	(1,384)
Adjustments	691	—	890
Balance at end of period	$24,673	$24,389	$11,433
Effective September 30, 2025, Allegiant novated, assigned and transferred to StarAmerican all of its rights, title, interest and obligations regarding insurance policies, including insurance reserves, claims, benefits, premiums, and other amounts payable or receivable. Effective December 19, 2025, Allegiant was dissolved.
The following table summarizes our insurance reserves associated with Allegiant and StarAmerican for the years ended December 31, 2025, 2024 and 2023. All insurance reserves associated with Allegiant were transferred to StarAmerican effective September 30, 2025. These reserves are included as a component of accounts payable and accrued liabilities in the financial services section of the consolidated balance sheet.

	December 31,
	2025	2024	2023
	(Dollars in thousands)
Balance at beginning of period	$96,851	$89,326	$84,108
Expense provisions	13,354	18,620	15,370
Cash payments, net of recoveries	(12,775)	(6,196)	(10,152)
Adjustments	3,405	(4,899)	—
Balance at end of period	$100,835	$96,851	$89,326
In the ordinary course of business, we make payments from our insurance and construction defect claim reserves to settle litigation claims arising primarily from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the years ended December 31, 2025, 2024 and 2023, are not necessarily indicative of what future cash payments will be for subsequent periods. The adjustment of $3.4 million to the insurance and defect claim reserve during the year ended December 31, 2025 was due to unfavorable emergence in insurance related claim activity during the current year. The adjustment of ($4.9 million) to the insurance and defect claim reserve during the year ended December 31, 2024 was due to favorable trends in insurance related claim activity during the prior year.

13.    Income Taxes
As a result of the Merger described in Footnote 22, and effective April 20, 2024, the Company is included in the Sekisui House US Holdings ("SHUSH") (parent of SHRH) consolidated tax group for U.S. federal income tax purposes. Although the Company’s post Merger results are included in the SHUSH consolidated return, our income tax provision is calculated primarily as though we were a separate taxpayer for the full year. However, under certain circumstances, transactions between the Company and SHUSH are assessed using consolidated tax return rules and any difference in liability between the separate company method are addressed in a tax sharing arrangement.
The Company has adopted the provisions under ASC 2023-09 to enhance income tax disclosures prospectively beginning in the fourth quarter of 2025.
Our income before income taxes for the year ended December 31, 2025 consisted of the following:

Year Ended December 31,
2025
(Dollars in thousands)
Domestic income	$189,521
Foreign income	—
Total income	$189,521

Our provision for income taxes for the years ended December 31, 2025, 2024 and 2023 consisted of the following:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Current tax provision:
Federal	$50,888	$71,017	$87,445
State	17,176	19,461	27,247
Total current	68,064	90,478	114,692

Deferred tax provision:
Federal	(22,959)	8,194	8,802
State	(7,456)	3,239	1,606
Total deferred	(30,415)	11,433	10,408
Provision for income taxes	$37,649	$101,911	$125,100
The provision for income taxes differs from the amount that would be computed by applying the statutory federal income tax rate of 21% in 2025, 2024 and 2023 to income before income taxes as a result of the following:

	Year Ended December 31,
	2025	%	2024	2023
	(Dollars in thousands)
U.S. Federal tax at statutory rate	$39,799	21.0%	$104,252	$110,482
State and local income tax, net of federal (national) income tax effect [1]	6,213	3.3%	12,934	19,523
Foreign tax effects	—	—%	—	—
Limitation on executive compensation	—	—%	5,374	6,509
Change in unrecognized tax benefits	1,300	0.7%	24,694	(263)
Effect of cross-border tax laws	—	—%	—	—
Stock based compensation windfall	—	—%	(28,510)	(6,701)
Tax credits	(10,522)	(5.6)%	(19,821)	(8,938)
Merger related benefit payments	—	—%	(9,342)	—
Effect of changes in tax laws or rates enacted in the current period	(1,231)	(0.6)%	969	432
Transaction costs	—	—%	4,755	—
Change in valuation allowance	45	—%	221	1,524
Nontaxable or nondeductible items:
Adjustment to prior period provision	2,249	1.2%	—	—
Other	(204)	(0.1)%	6,385	2,532
Provision for income taxes	$37,649	19.9%	$101,911	$125,100

Effective tax rate	19.9%		20.5%	23.8%
1 In 2025, no aggregated state taxes made up the majority (greater than 50%) of the tax effect in this category.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax asset are as follows:

	December 31,
	2025	2024
	(Dollars in thousands)
Deferred tax assets:
State net operating loss carryforwards	$4,572	$3,996
Warranty, litigation and other reserves	24,258	21,102
Accrued compensation	13,391	5,165
Asset impairment charges	19,150	10,763
Inventory, additional net costs capitalized for tax purposes	32,101	17,496
Investment in unconsolidated and consolidated entities	4,063	6,026
Other, net	2,693	2,389
Total deferred tax assets	100,228	66,937
Valuation allowance	(3,987)	(3,996)
Total deferred tax assets, net of valuation allowance	96,241	62,941

Deferred tax liabilities:
Property, equipment and other assets	19,572	18,161
Deferral of profit on home sales	3,264	3,344
State deferral	2,456	3,102
Other, net	7,549	5,349
Total deferred tax liabilities	32,841	29,956
Net deferred tax asset	$63,400	$32,985
At December 31, 2025, we had no federal net operating loss or alternative minimum tax carryforwards. However, we had $4.6 million in tax-effected state net operating loss carryforwards. The state operating loss carryforwards, if unused, begin expiring in 2028.
At December 31, 2025, we had a valuation allowance of $4.0 million, no change from the prior year. The valuation allowance is related to various state net operating loss carryforwards where realization is uncertain at this time due to the limited carryforward periods coupled with minimal activity that exists in certain states.
At December 31, 2025, net cash paid (refunds received) for income taxes consisted of the following:

Year Ended December 31,
2025
(Dollars in thousands)
Federal	$29,271
Aggregated state and local jurisdictions	777
Disaggregated state and local jurisdictions
Arizona	1,439
California	6,332
Colorado	1,166
Florida	930
Utah	691
Virginia	(803)
Net cash paid for income taxes	$39,803

At December 31, 2025 and 2024, our total liability for uncertain tax positions was $25.0 million and $25.0 million, respectively. The following table summarizes activity for the gross unrecognized tax benefit component of our total liability for uncertain tax positions for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Gross unrecognized tax benefits at beginning of year	$25,027	$405
Increases related to prior year tax positions	91	45
Increases related to current year tax positions	—	24,652
Lapse of applicable statute of limitations	(121)	(75)
Gross unrecognized tax benefits at end of year	$24,997	$25,027
During the year ended December 31, 2025, we experienced a decrease of $0.1 million in the uncertain tax positions for tax reserves related to the Merger and state tax filings. At December 31, 2025 and 2024, there was $25.0 million and $25.0 million, respectively, of unrecognized tax benefits that if recognized, would reduce our effective tax rate.

The interest and penalties, net of federal benefit for the years ended December 31, 2025, 2024 and 2023 was $1.3 million, $(0.1) million and $(0.1) million, respectively, and are included in provision for income taxes in the consolidated statements of operations and comprehensive income. We are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal income tax examination for calendar tax years ending 2022 through 2025. Additionally, we are subject to various state income tax examinations for the 2021 through 2025 calendar tax years.
14.    Lines of Credit and Total Debt Obligations
Revolving Credit Facility. On November 19, 2024 the Company entered into an amended and restated unsecured revolving credit agreement (“Revolving Credit Facility”) with a group of lenders, which may be used for general corporate purposes. On October 15, 2025, the Company entered into the First Amendment to Credit Agreement ("First Amendment") to its Revolving Credit Facility. The First Amendment increased the Aggregate Commitment to $1.40 billion (the "Commitment") and extended the Facility Termination Date of $1.36 billion of the facility commitments to October 15, 2029, with the remaining $40.0 million commitment continuing to terminate on November 17, 2028. The First Amendment also provides that the aggregate amount of the commitments may increase to an amount not to exceed $1.90 billion (the “accordion” feature) upon our request, subject to receipt of additional commitments from existing or additional lenders and, in the case of additional lenders, the consent of the co-administrative agents. The Revolving Credit Facility includes a $185.0 million sublimit for letters of credit.
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
The Revolving Credit Facility is fully and unconditionally guaranteed, jointly and severally, by most of our homebuilding segment subsidiaries. The term of the guarantees is through the termination of the Revolving Credit Facility. The facility contains various representations, warranties and covenants that we believe are customary for agreements of this type. In the case of a default, the guarantors would be required to perform under the agreement. The financial covenants include a consolidated leverage test and interest coverage test, along with a consolidated tangible net worth covenant, all as defined in the Revolving Credit Facility.
The Revolving Credit Facility also contains customary events of default, including, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, breach of any financial covenant and change of control. Upon the occurrence and during the continuance of any event of default, the Administrative Agent, with the consent or at the direction of the required lenders, may accelerate the payment of the obligations thereunder and exercise various other customary default remedies. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of December 31, 2025.
We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At December 31, 2025 and 2024, there were $35.5 million and $43.6 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. We had $0.0 million and $0.0 million outstanding under the Revolving Credit Facility as of December 31, 2025 and 2024, respectively. As of December 31, 2025, availability under the Revolving Credit Facility was approximately $1.36 billion.
Mortgage Repurchase Facilities. HomeAmerican enters into Mortgage Repurchase Facilities with various lenders, which provide liquidity by providing for the sale of eligible mortgage loans with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. HomeAmerican is party to mortgage repurchase facilities has entered into Mortgage Repurchase Facilities with two lenders, which provide HomeAmerican with committed repurchase facilities of up to an aggregate of $300.0 million as of December 31, 2025 (subject to increase by up to $150.0 million under certain conditions with respect to one of the lenders).
At December 31, 2025 and 2024, HomeAmerican had $106.3 million and $177.6 million, respectively, of mortgage loans that HomeAmerican was obligated to repurchase under the Mortgage Repurchase Facilities. Mortgage loans that HomeAmerican is obligated to repurchase under the mortgage repurchase facilities are accounted for as a debt financing arrangement and are reported as mortgage repurchase facilities in the consolidated balance sheets. Pricing under the mortgage repurchase facilities are based on SOFR.
The Mortgage Repurchase Facilities contain various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the mortgage repurchase facilities. We believe HomeAmerican was in compliance with the representations, warranties and covenants included in the mortgage repurchase facilities as of December 31, 2025.
Effective April 16, 2025, HomeAmerican entered into a Waiver and Consent agreement with one of the Mortgage Repurchase Facilities lenders, in which the lender waived any events of default under the Mortgage Repurchase Facility arising with respect to an event of default as HomeAmerican was not in compliance by permitting the Adjusted Tangible Net Worth to be less than $21.0 million for the month ending February 28, 2025.
Woodside Revolving Line of Credit and reimbursement Agreement. On April 13, 2018, Woodside entered into an unsecured revolving credit agreement (“Woodside Line of Credit”) with Mizuho Bank, Ltd., which was used for general corporate purposes. The Woodside Line of Credit was amended on June 30, 2023. The commitment within the agreement was up to $250.0 million (the "Commitment"). The Woodside Line of Credit matured on June 30, 2024, and was not renewed by Woodside.
Borrowings under the Woodside Line of Credit bore interest at a floating rate that was based on the lender's calculated bank rates plus a spread, or the Fed Funds rate plus a spread plus a 0.40% margin per annum. The Woodside Line of Credit also provided for customary fees including commitment fees payable of 0.15% per annum.
The Woodside Line of Credit was fully and unconditionally guaranteed by SHL. The facility contained various representations, warranties and covenants that we believe were customary for agreements of this type. The Woodside Line of Credit also contained customary events of default, including, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements and breach of any financial covenant. Upon the occurrence and during the continuance of any event of default, the bank had the ability to accelerate the payment of the obligations thereunder and exercise various other customary default remedies.
Senior Notes. Our senior notes are not secured and, while the senior note indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries, with the termination date of the guarantees being upon the maturity of the senior notes. The guarantors would be required to perform upon instances of default.. We believe that we are in compliance with the representations, warranties and covenants in the senior note indentures.

Our debt obligations at December 31, 2025 and 2024, net of any unamortized debt issuance costs or discount, were as follows:

	December 31,
	2025	2024
	(Dollars in thousands)
$300 million 3.850% senior notes due January 2030, net	$298,758	$298,478
$350 million 2.500% senior notes due January 2031, net	348,321	348,010
$500 million 6.000% senior notes due January 2043, net	491,858	491,596
$350 million 3.966% senior notes due August 2061, net	346,229	346,183
Total	$1,485,166	$1,484,267
Notes payable, net. Woodside had a term debt agreement ("Woodside Note") with Sumitomo Mitsui Banking Corporation ("SMBC") for $330.0 million at an interest rate of 2.09%. The Woodside Note was guaranteed by SHL. As of December 31, 2024, the outstanding balance of principal and interest was $330.0 million. The Woodside Note was transferred to the Parent effective October 28, 2025, with no continuing obligations existing for either Woodside or SHUS.
The Company had a promissory note with Surland Companies, LLC for $31.0 million with no interest until the maturity date, on December 31, 2025. After the maturity date, the note bears interest an an annual rate of 10%. This promissory note is in connection with a land sale purchase and related deferred purchase price. Effective December 31, 2025 the Company paid the $31.0 million due under the promissory note with Surland Companies, LLC.
Intercompany unsecured revolving credit agreement. Woodside had an unsecured revolving credit agreement with Parent with a commitment of $250.0 million. The agreement was effective November 20, 2024, had a termination date of June 30, 2026. and was automatically extended for one-year periods unless written notice of termination was provided by either party as of the end of the annual period. Woodside had no outstanding balance as of December 31, 2024.
Borrowings bore interest at a floating rate equal to the weighted average of the total interest rate and fees incurred by Parent under the agreements with the Parent's third-party banks, and included any guaranty fee incurred by the Parent under agreements with SHL. The agreement also provided for customary fees including commitment fees of the weighted average of the total commitment fees imposed by Parent's third-party banks per annum.
The agreement contained various representations, warranties and covenants that we believe are customary for agreements of this type. The agreement also contained customary events of default, including, without limitation, payment defaults, material inaccuracy of representations and warranties, bankruptcy and insolvency proceedings. Upon the occurrence and during the continuance of any event of default, the Parent had the ability to accelerate the payment of the obligations thereunder and exercise various other customary default remedies. As a part of the execution of the Woodside Merger on December 1, 2025, the intercompany unsecured revolving credit agreement was terminated on November 30, 2025.
Related party note. In June 2023, Woodside borrowed $99.9 million from the Parent under the terms of an unsecured intercompany loan agreement. The unpaid principal amount of the loan bore interest at a rate of 6.21% per annum. Interest payments on the loan were due the last business day of each May and November through loan maturity. Principal payments throughout the term of the loan were allowed but not required. Outstanding principal and interest was due and payable upon maturity on June 7, 2030. As of December 31, 2024, the full $99.9 million related party note payable remained outstanding. The $99.9 million related party note was transferred to the Parent effective October 28, 2025, with no continuing obligations existing for either Woodside or SHUS.
15.    Related Party Transactions
In June 2023, Woodside borrowed $99.9 million from Sekisui House US Holdings, LLC under the terms of an unsecured intercompany loan agreement. The unpaid principal amount of the loan bore interest at a rate of 6.21% per annum. Interest payments on the loan were due the last business day of each May and November through loan maturity. Principal payments throughout the term of the loan were allowed but not required. Outstanding principal and interest was due and payable upon maturity on June 7, 2030. As of December 31, 2024, the full $99.9 million related party note payable remained outstanding. The $99.9 million related party note was transferred to the Parent effective October 28, 2025, with no continuing obligations existing for either Woodside or SHUS.

SHL was the guarantor of the Woodside Note. SHL charged Woodside a guarantee fee of 0.48% per annum of the aggregate loan outstanding. Woodside accounted for guarantee fees as a component of interest. The Woodside Note was transferred to the Parent effective October 28, 2025, with no continuing obligations existing for Woodside or SHUS.
Woodside had an unsecured revolving credit agreement with Parent with a commitment of $250.0 million. The agreement was effective November 20, 2024, had a termination date of June 30, 2026, and was automatically extended for one-year periods unless written notice of termination was provided by either party as of the end of the annual period. Woodside had no outstanding balance as of December 31, 2024.
Borrowings bore interest at a floating rate equal to the weighted average of the total interest rate and fees incurred by Parent under the agreements with the Parent's third-party banks, and including any guaranty fee incurred by the Parent under agreements with SHL. The agreement also provided for customary fees including commitment fees of the weighted average of the total commitment fees imposed by Parent's third-party banks per annum.
The agreement contained various representations, warranties and covenants that we believe are customary for agreements of this type. The agreement also contained customary events of default, including, without limitation, payment defaults, material inaccuracy of representations and warranties, bankruptcy and insolvency proceedings. Upon the occurrence and during the continuance of any event of default, the Parent had the ability to accelerate the payment of the obligations thereunder and exercise various other customary default remedies. As a part of the execution of the Woodside Merger on December 1, 2025, the intercompany unsecured revolving credit agreement was terminated on November 30, 2025.
The following table summarizes interest incurred, capitalized to inventory, and expensed as a result of the related party note and intercompany unsecured revolving credit agreement and intercompany guarantee fees:

	Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Capitalized interest, beginning of year	$6,593	$—
Assumed in Woodside Merger	—	5,305
Interest incurred	6,912	6,449
Interest within cost of sales	(5,719)	(5,160)
Capitalized interest, end of year	$7,786	$6,593
SHRH and affiliates are considered a related party for the period subsequent to the Merger closing on April 19, 2024. As of December 31, 2025, the Company had $45.5 million of accounts receivable due from Parent, which was largely related to Woodside receivables associated with cash sweep accounts. As of December 31, 2024, the Company had accounts receivable due from Parent of $248.5 million, which is largely related to Woodside receivables associated with cash sweep accounts, payments in connection with the Merger funded by the Company, and other various transactions with the Parent that are included within Accounts receivable due from Parent in the consolidated balance sheets. As of December 31, 2025 and 2024, the Company had $1.6 million and $2.5 million, respectively, of related party payables related to interest payable under the related party note, guarantee fees to SHL, and other various payables with Parent and affiliates. During the years ended December 31, 2025 and 2024, Woodside recognized $7.1 million and $1.0 million of interest income in association with the cash pooling arrangement with Parent within interest and other income on the consolidated statement of operations and comprehensive income.
The Company is party to a trademark license agreement with Parent and its affiliates pursuant to which it pays a royalty fee for use of these trademarks. During the years ended December 31, 2025 and 2024, the Company recognized $2.4 million and $0.6 million of royalty fees within selling, general and administrative expenses on the consolidated statement of operations and comprehensive income.
During the years ended December 31, 2025 and 2024, the Company purchased $4.4 million and $1.1 million, respectively, of construction materials, such as framing materials, exterior wall panels and other related materials, from Parent and some of its affiliates for use by the Company's homebuilding subsidiaries. These amounts are recognized within inventories on the consolidated balance sheets when paid and within home cost of sales on the consolidated statement of operations and comprehensive income when the homes close.

Within Inventories in the consolidated balance sheets is $10.5 million and $30.5 million of land purchased by the Company from affiliates of SHRH as of December 31, 2025 and 2024. The Company sold $8.4 million of land to affiliates of SHRH for no gain or loss during the year ended December 31, 2025. The Company had no land sales to affiliates of SHRH during the year ended December 31, 2024.
Woodside enters into forward commitment agreements with an affiliate of the Parent to lock-in a commitment to facilitate financing offerings for their home closings, amounting to $6.9 million and $0.6 million during the year ended December 31, 2025 and 2024, respectively, of which $6.8 million and $0.6 million was recognized in home sale revenues of the consolidated statement of operations and comprehensive income and $0.1 million and $0.2 million in prepaids and other assets in the consolidated balance sheet as of December 31, 2025 and 2024, respectively.

16.    Commitments and Contingencies
Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At December 31, 2025, we had outstanding surety bonds and letters of credit totaling $677.5 million and $169.1 million, respectively, including $133.6 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $343.5 million and $136.2 million, respectively. All letters of credit as of December 31, 2025, excluding those issued by HomeAmerican, were either issued under our unsecured Revolving Credit Facility (see Note 14, Lines of Credit and Total Debt Obligations, for further discussion of the Revolving Credit Facility) or stand alone bi-lateral Letter of Credit Agreement. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.
We have made no material guarantees with respect to third-party obligations.
Litigation Reserves. Because of the nature of the homebuilding business, we have been named as defendants in various claims, complaints and other legal actions arising in the ordinary course of business, including product liability claims and claims associated with the sale and financing of homes. In the opinion of management, the outcome of these ordinary course matters will not have a material adverse effect upon our financial condition, results of operations or cash flows. At December 31, 2025 and 2024, we had $37.5 million and $10.4 million, respectively, of legal accruals recorded in accrued and other liabilities in the consolidated balance sheets.
On November 13, 2024, Building Trades Pension Fund of Western Pennsylvania, acting on behalf of itself and a putative class of similarly situated stockholders of M.D.C. Holdings, Inc. (“MDC”), filed a class action complaint in the Court of Chancery of the State of Delaware against Larry A. Mizel (“Mr. Mizel”), David D. Mandarich (“Mr. Mandarich”), and SHRH. The complaint alleges, among other things, that, in connection with the acquisition of MDC by SHRH and its affiliates, Mr. Mizel and Mr. Mandarich breached their fiduciary duty to MDC and that SHRH aided and abetted such breach. Pursuant to indemnification agreements, SHUS has an obligation to indemnify Mr. Mizel and Mr. Mandarich in this matter. SHUS, in connection with such indemnification obligations, plans to vigorously defend against these allegations by the putative class plaintiffs. On or about March 3, 2025, all claims against SHRH were dismissed without prejudice. On or about January 15, 2026, a term sheet was executed by all parties to settle the Building Trades Pension Fund of Western Pennsylvania class action complaint for $25.0 million, which is anticipated to be fully covered by the Company's third-party insurance providers.
Lot Option Contracts. In the ordinary course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allow us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, and minimizes the amount of land inventories on our consolidated balance sheets. In certain cases, these contracts will be settled shortly following the end of the period. Our obligation with respect to Option Contracts is generally limited to forfeiture of the related deposits. At December 31, 2025, we had letters of credit and cash deposits totaling $15.5 million and $26.8 million, respectively, at risk associated with options to purchase 6,488 lots.

17.    Concentration of Third-Party Mortgage Purchasers
The following table sets forth the percent of mortgage loans sold by HomeAmerican to its primary third party purchasers during 2025, 2024 and 2023. No other third parties purchased greater than 10 percent of our mortgage loans during 2025, 2024 or 2023.

	Year Ended December 31,
	2025	2024	2023
Freddie Mac	8%	8%	23%
PennyMac Loan Services, LLC	25%	34%	16%
PHH Mortgage	19%	24%	16%
Ginnie Mae	5%	3%	11%
Mr. Cooper	21%	2%	—%
Flagstar Bank	—%	10%	9%

18.    Employee Benefit Plans
Employee Equity Incentive Plans. On April 27, 2011, our shareholders approved the M.D.C Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Equity Incentive Plan”) which provided for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards to employees of the Company. Stock options granted under the 2011 Equity Incentive Plan had an exercise price that is at least equal to the fair market value of our common stock on the date the stock option is granted, generally vested in periods up to five years and expired ten years after the date of grant. On April 27, 2021, the 2011 Equity Incentive Plan terminated and awards outstanding at the time the plan terminated remain outstanding in accordance with the terms and conditions of the plan and award agreement. There are no remaining shares of MDC common stock reserved for awards under the 2011 Equity Incentive Plan as of December 31, 2025 and 2024.
On April 26, 2021, our shareholders approved the M.D.C Holdings, Inc. 2021 Equity Incentive Plan (the "2021 Equity Incentive Plan") which provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based and cash awards to employees of the Company. Stock options granted under the 2021 Equity Incentive Plan have an exercise price that is at least equal to the fair market value of our common stock on the date the stock option is granted, generally vest in periods up to five years and expire ten years after the date of grant. On April 17, 2023, our shareholders approved the First Amendment to the M.D.C. Holdings, Inc. 2021 Equity Incentive Plan, which increased the number of shares of common stock available under the plan by an additional 3.0 million shares. As a result of the Merger, the 2021 Equity Incentive Plan terminated. There are no remaining shares of MDC common stock reserved for awards under the 2021 Equity Incentive Plan as of December 31, 2025 and 2024.
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
Director Equity Incentive Plans. Effective April 27, 2011, our shareholders approved the M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors (the “2011 Director Stock Option Plan”), which provided for the grant of non-qualified stock options to non-employee directors of the Company. Effective March 29, 2016, our shareholders approved an amendment to the 2011 Director Stock Option Plan to provide the non-employee directors with an alternative to elect to receive an award of restricted stock in lieu of a stock option. Pursuant to the 2011 Director Stock Option Plan as amended, on August 1 of each year, each non-employee director was granted either (1) an option to purchase 25,000 shares of MDC common stock or (2) shares of restricted stock having an expense to the Company that is equivalent to the stock option. Effective April 20, 2020, our shareholders approved an amendment and restatement of the 2011 Director Stock Option Plan to (1) rename the 2011 Director Stock Option Plan as the M.D.C. Holdings, Inc. 2020 Equity Plan for Non-Employee Directors (such amended and restated 2011 Director Plan, the "2020 Director Equity Plan"), (2) increase the number of shares covered by the annual grant of each stock option to 33,067 shares (without increasing the total number of shares authorized under the plan) to reflect, on a going forward basis, the stock dividends declared by the Company, (3) provide that the number of shares covered by the annual grant shall be proportionally increased or decreased in the future for any increase or decrease in the number of shares of stock outstanding on account of any recapitalization, split, reverse split, combination, exchange, dividend or other distribution payable in shares of stock, and (4) extend the 2020 Director Equity Plan's termination date to April 20, 2030. Each option granted under the 2020 Director Equity Plan vests immediately, becomes exercisable six months after grant, and expires ten years from the date of grant. The option exercise price must be equal to the fair market value (as defined in the plan) of our common stock on the date of grant of the option. Each restricted stock award granted under the 2020 Director Equity Plan vests seven months after the grant date. As a result of the Merger, the 2020 Director Equity Plan terminated. There are no remaining shares of MDC common stock reserved for awards under the 2020 Director Equity Plan as of December 31, 2025 and 2024.
As part of the Merger the shares of restricted stock awarded under the 2020 Director Equity Plan were fully vested, cancelled and automatically converted into the right to receive an amount in cash. Similarly, the then outstanding stock options granted under the 2020 Director Equity Plan were fully vested, cancelled and automatically converted into the right to receive an amount in cash.
Employee Benefit Plan. We have a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code where each employee may elect to make contributions up to the current tax limits. Effective for 2018 and thereafter, we match employee contributions at a rate of 50% of the first 6% of compensation and, as of December 31, 2025, we had accrued $4.0 million related to the match that is to be contributed in the first quarter of 2026 for 2025 activity. At December 31, 2024, we had accrued $3.5 million related to the match that was contributed in the first quarter of 2025 for 2024 activity. At December 31, 2023, we had accrued $3.0 million related to the match that was contributed during the first quarter of 2024 for 2023 activity.
Employee Benefit Plan Woodside. Woodside has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code where each employee may elect to make contributions up to the current tax limits. We match employee contributions at a rate of 50% of the first 6% of compensation and, as of December 31, 2025, we had accrued $0.2 million related to the match that is to be contributed in the first quarter of 2026 for 2025 activity. As of December 31, 2024, we had accrued $0.3 million related to the match that was contributed in the first quarter of 2025 for 2024 activity.
19.    Stock Based Compensation
Stock Option Award Activity.  Stock option activity under our option plans, restated as applicable for stock dividends, for the years ended December 31, 2025, 2024 and 2023 were as follows.

	Year Ended December 31,
	2025		2024		2023
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding Stock Option Activity
Outstanding, beginning of year	—	N/A	3,184,473	$28.45	4,684,481	$26.30
Granted	—	N/A	—	—	—	—
Exercised	—	N/A	(1,653)	17.20	(1,500,008)	21.74
Forfeited	—	N/A	—	N/A	—	—
Cancelled	—	N/A	(3,182,820)	28.46	—	—
Outstanding, end of year	—	$—	—	$—	3,184,473	$28.45

	Year Ended December 31,
	2025		2024		2023
	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value	Number of Shares	Weighted- Average Fair Value
Unvested Stock Option Activity
Outstanding, beginning of year	—	$—	—	$—	144,000	$8.73
Granted	—	—	—	—	—	—
Vested	—	—	—	—	(144,000)	8.73
Forfeited	—	—	—	—	—	—
Unvested, end of year	—	$—	—	$—	—	$—

    As a result of the Merger, all option awards that were outstanding as of immediately prior to the closing of the Merger were fully vested, cancelled and automatically converted into the right to receive an amount in cash.
The total intrinsic value of options (difference between price per share as of the exercise date and the exercise price, times the number of options outstanding) exercised during the years ended December 31, 2024 and 2023 was $0.1 million and $33.7 million, respectively. There were no outstanding or exercised options during the year ended December 31, 2025.
Total compensation expense relating to stock options was $0.0 million, $0.0 million and $0.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. Our recognized tax benefit from this expense for the years ended December 31, 2025, 2024 and 2023 was $0.0 million for each year.
As of December 31, 2025, there was no unrecognized compensation cost related to stock options that is expected to be recognized as an expense by the Company in the future.
For the years ended December 31, 2025, 2024 and 2023 the Company received cash from the exercise of stock option awards of $0.0 million, $0.0 million and $32.6 million, respectively. Our realized tax benefit from stock options exercised or cancelled and automatically converted into the right to receive an amount in cash in connection with the Merger for the years ended December 31, 2025, 2024 and 2023 was $0.0 million, $24.7 million and $6.7 million, respectively.
Restricted Stock Award Activity. Non-vested restricted stock awards, restated as applicable for stock dividends, at December 31, 2025, 2024 and 2023 and changes during those years were as follows:

	Year Ended December 31,
	2025		2024		2023
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested, beginning of year	—	$—	444,649	$45.18	363,801	$46.58
Granted	—	—	—	—	289,694	43.14
Vested	—	—	(444,348)	45.17	(205,193)	44.66
Forfeited	—	—	(301)	55.40	(3,653)	51.96
Unvested, end of year	—	$—	—	$—	444,649	$45.18
    As a part of the Merger, all RSA's, whether vested or unvested, outstanding as of immediately prior to the closing of the Merger were fully vested, cancelled and automatically converted into the right to receive an amount in cash.
Total compensation expense relating to restricted stock awards was $0.0 million, $4.5 million and $16.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. Our recognized tax benefit from this expense for the years ended December 31, 2025, 2024 and 2023 was $0.0 million, $2.9 million and $1.2 million, respectively.
The total intrinsic value of restricted stock which vested during each of the years ended December 31, 2025, 2024 and 2023 was $0.0 million, $27.7 million and $7.9 million, respectively.

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
2021 PSU Grants. The 2021 PSU awards vested on February 2, 2024. For the year ended December 31, 2023, the Company recorded the required share-based award expense related to the awards of $7.1 million based on its assessment of the probability for achievement of the performance targets.
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
Our employee equity incentive plans permit us to withhold from the total number of shares that otherwise would be released to a restricted stock or performance share unit award recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due. For the years ended December 31, 2025, 2024, and 2023, 0, 408,477 and 293,366 shares were withheld, respectively, resulting in $0.0 million, $25.6 million and $11.8 million of income tax withholding, respectively, being remitted on behalf of the employees.
20. Stockholders' Equity
Cash Dividends. In each of the years ended December 31, 2024 and 2023, we paid dividends of $0.55 per share (prior to the Merger) and $2.10 per share, respectively. In 2024 subsequent to the Merger, we paid dividends of $114.2 million. In 2025, we paid dividends of $195.2 million.
Common Stock Repurchase Program. Through April 19, 2024, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock under this repurchase program during the years ended December 31, 2024 or 2023. The repurchase program ended upon the Merger.

21.    Goodwill
Through the common control acquisition of Woodside, the Company reflected the transferred assets and liabilities at the historical cost of the Parent under ASC 805 Business Combinations, which included $65.2 million of goodwill. Goodwill is included in our consolidated balance sheets in goodwill and intangible assets, net. In accordance with ASC 350, we assess the recoverability of goodwill annually, or more frequently, if impairment indicators are present.
A summary of the carrying amount of goodwill follows (in thousands):

	Homebuilding				Financial Services
	West	Mountain	East	Corporate	Mortgage Operations	Other	Total
Balance as of January 1, 2024	$6,008	$—	$—	$—	$—	$—	$6,008
Additions	56,382	8,857	—	—	—	—	65,239
Balance as of December 31, 2024	62,390	8,857	—	—	—	—	71,247
Additions	—	—	—	—	—	—	—
Balance as of December 31, 2025	$62,390	$8,857	$—	$—	$—	$—	$71,247

22.    Merger
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
The Company incurred $39.4 million of transaction costs during the year ended December 31, 2024 in connection with the Merger. During the year ended December 31, 2025, with the issuance of final regulations in 2025 the $4.8 million of excise tax included within prior year transaction cost was no longer applicable and accordingly was reversed in 2025. Both of these amounts were recorded within the Transaction costs line item within the consolidated statements of operations and comprehensive income There were no transaction related costs during the year end December 31, 2023. Further, the Company incurred $19.4 million of expense during the year ended December 31, 2024, related to key executives' transaction bonuses in connection with the Merger, which are included within the Selling, general and administrative expenses line item within the consolidated statements of operations and comprehensive income.
23.    Common Control Merger
On December 1, 2025, Parent contributed (for no consideration) to the Company all of Parent's interests in its wholly owned subsidiary Woodside. Woodside is a homebuilding company with operations in Arizona, California, Idaho, Nevada and Utah.
Assets acquired and liabilities assumed are reported at the Parent's historical carrying amounts on the date of common control and the net assets are recognized in additional paid-in capital. The following table summarizes the historical balances of the assets acquired and liabilities assumed as of April 19, 2024:

(Dollars in thousands)
Assets acquired
Homebuilding:
Cash and cash equivalents	$20,987
Trade and other receivables	9,386
Accounts receivable due from Parent	2,117
Total inventories	1,372,565
Property and equipment, net	22,889
Deferred tax assets, net	5,574
Prepaid and other assets	67,999
Investment in unconsolidated entities	44,374
Goodwill and intangible assets, net	68,951
Total homebuilding assets acquired	$1,614,842

Liabilities assumed
Homebuilding:
Accounts payable	$49,035
Accrued and other liabilities	107,538
Related party payables	3,051
Related party note	99,900
Revolving credit facility	10,000
Notes payable, net	359,831
Total homebuilding liabilities assumed	$629,355

Net assets	$985,487
24.    Subsequent Events
On or about January 15, 2026, a term sheet was executed by all parties to settle the Building Trades Pension Fund of Western Pennsylvania class action complaint for $25.0 million, which is anticipated to be fully covered by the Company's third-party insurance providers.
On January 1, 2026, Parent contributed (for no consideration) to the Company all of Parent’s interests in its wholly owned subsidiaries Chesmar and Holt. Chesmar and Holt are homebuilding companies with operations in Texas, Oregon, and Washington.
Immediately prior to the contribution, the sole stockholder of the Company was also the sole stockholder of Chesmar and Holt. As a result of the common ownership upon closing of the transaction, the acquisition was considered a common-control transaction and was outside the scope of the business combination guidance in ASC 805-50. The entities are deemed to be under common control as of April 19, 2024, which was the date that the sole stockholder acquired control of the Company and, therefore, held control over both companies.
The following table summarizes the historical balances of the assets acquired and liabilities that are to be assumed in January 2026, as of April 19, 2024:

	Holt	Chesmar

Assets acquired
Homebuilding:
Cash and cash equivalents	$19,952	$27,056
Trade and other receivables	18,213	6,714
Accounts receivable due from Parent	1,170	—
Total inventories	493,430	665,338
Property and equipment, net	1,426	582
Deferred tax assets, net	5,368	14,321
Prepaid and other assets	21,982	42,498
Investment in unconsolidated entities	—	15,262
Goodwill and intangible assets, net	3,506	168,189
Total homebuilding assets acquired	$565,047	$939,959
Financial Services:
Cash and cash equivalents	$—	$13,032
Restricted Cash	—	433
Mortgage loans held-for-sale, net	—	20,301
Due from related parties	—	46
Other assets	—	8,369
Total financial services assets acquired	—	42,181
Total Assets	$565,047	$982,140

Liabilities assumed
Homebuilding:
Accounts payable	$16,024	$33,864
Accrued and other liabilities	44,365	47,156
Related party payables	149	304
Related party note	—	—
Related party line of credit	20,000	—
Revolving credit facility	—	185,000
Notes payable, net	102,689	100,000
Total homebuilding liabilities assumed	$183,228	$366,324
Financial Services:
Accounts payable and accrued liabilities	$—	$2,029
Mortgage repurchase facilities	—	24,767
Total financial services liabilities assumed	—	26,796
Total Liabilities	$183,228	$393,121

Net assets	$381,819	$589,019
25.    Results of Quarterly Operations (Unaudited)
The below quarterly financial data incorporates Woodside financial results beginning on the date deemed to be under common control of April 19, 2024, as discussed in Note 1, Summary of Significant Accounting Policies.

	Three Months Ended
	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
	(Dollars in thousands)
Total revenues	$1,224,106	$1,394,652	$1,160,695	$1,209,459
Homebuilding revenues	$1,215,506	$1,393,569	$1,163,499	$1,145,781
Inventory impairments	$—	$(15,203)	$(45,050)	$(17,400)
Gross margin (homebuilding)	$216,957	$191,441	$144,021	$182,702
Selling, general and administrative expenses (homebuilding)	$(152,617)	$(162,274)	$(149,917)	$(137,495)
Income before income taxes	$78,929	$49,639	$2,723	$58,229
Net income	$65,779	$38,901	$2,367	$44,825

	Three Months Ended
	June 30, 2024	September 30, 2024	December 31, 2024
	(Dollars in thousands)
Total revenues	$1,635,256	$1,737,030	$1,638,688
Homebuilding revenues	$1,622,371	$1,714,625	$1,617,663
Inventory impairments	$(4,550)	$(7,800)	$—
Gross margin (homebuilding)	$300,963	$319,973	$284,498
Selling, general and administrative expenses (homebuilding)	$(244,504)	$(170,529)	$(194,456)
Income before income taxes	$61,372	$185,943	$122,889
Net income	$43,330	$158,109	$97,276

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
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, management concluded that our internal control over financial reporting was effective at December 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
On January 1, 2026, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K (the “Initial 8-K”) to disclose that it had completed the acquisition of Chesmar and Holt. The Commission granted the Company’s request to substitute combined consolidated financial statements of the Company, Chesmar and Holt for the years ended December 31, 2025 and 2024 (which includes Chesmar and Holt beginning on April 19, 2024, the date the Company was acquired by the Parent) (the “Combined Consolidated Financial Statements”) in lieu of the financial statements of Chesmar and Holt and the pro forma combined financial information required by Rule 3-05 of Regulation S-X for the acquisition of Chesmar and Holt. The following represents the Combined Consolidated Financial Statements.

Sekisui House U.S., Inc.
Combined Consolidated Financial Statements
For the Year Ended December 31, 2025 and 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Sekisui House U.S., Inc.
Opinion on the Financial Statements

We have audited the accompanying combined consolidated balance sheets of Sekisui House U.S., Inc. (the Company) as of December 31, 2025 and 2024, the related combined consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “combined consolidated financial statements”). In our opinion, the combined consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the combined consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of Insurance Reserves
Description of the Matter
At December 31, 2025, insurance reserves totaled $100.8 million for the estimated incurred cost of construction defect claims. As more fully described in Note 1 to the combined consolidated financial statements, the Company establishes the reserves for estimated losses based on actuarial studies that include known facts and interpretations of circumstances.

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

How We Addressed the Matter in Our Audit
We obtained an understanding of the Company’s process to estimate the reserves. For example, we obtained an understanding over management’s review of the actuary’s analysis, including management’s procedures over the underlying data used by the actuary and the consideration by management over whether historical claim information requires adjustment.

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

Evaluation of Inventories for Impairment

Description of the Matter
As of and for the year ended December 31, 2025, the Company reported inventories of approximately $7.2 billion and impairment charges of $77.7 million. The Company’s inventories are primarily associated with subdivisions where it intends to construct and sell homes, including models and unsold homes. As more fully described in Note 1 to the combined consolidated financial statements, management evaluates inventories for impairment at each quarter end on a subdivision level basis.

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

Our testing of the Company’s impairment analysis included, among other procedures, evaluating the significant assumptions and operating data used to estimate the future undiscounted cash flows. To test the home sales revenue assumption included in the estimated future undiscounted cash flows we compared the home sales revenue assumption to historical subdivision operating trends, performed sensitivity analyses over the home sales revenue assumption and evaluated sub-market industry data.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2000.
Denver, Colorado
March 12, 2026

Sekisui House U.S., Inc.
Combined Consolidated Balance Sheets

	December 31, 2025	December 31, 2024
	(Dollars in thousands, except per share amounts)
ASSETS
Homebuilding:
Cash and cash equivalents	$266,486	$637,226
Restricted cash	1	1,222
Trade and other receivables	78,592	78,496
Accounts receivable due from Parent	47,219	265,556
Inventories	7,179,927	6,170,875
Property and equipment, net	96,089	99,716
Deferred tax assets, net	86,619	55,513
Prepaids and other assets	207,261	229,674
Investment in unconsolidated entities	23,681	60,851
Goodwill and intangible assets, net	236,614	242,614
Total homebuilding assets	8,222,489	7,841,743
Financial Services:
Cash and cash equivalents	93,645	254,594
Restricted cash	546	739
Mortgage loans held-for-sale, net	216,107	319,219
Other assets	29,159	29,631
Total financial services assets	339,457	604,183
Total Assets	$8,561,946	$8,445,926
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$176,674	$233,227
Accrued and other liabilities	562,284	505,052
Related party payables	2,188	3,565
Related party line of credit	487,789	187,000
Related party note	—	99,900
Notes payable, net	2,953	562,667
Senior notes, net	1,485,166	1,484,267
Total homebuilding liabilities	2,717,054	3,075,678
Financial Services:
Accounts payable and accrued liabilities	125,078	127,168
Mortgage repurchase facilities	177,221	256,830
Total financial services liabilities	302,299	383,998
Total Liabilities	3,019,353	3,459,676
Stockholders' Equity
Common stock, $0.01 par value; 150 shares authorized; 100 issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Additional paid-in-capital	3,683,807	3,154,058
Retained earnings	1,858,786	1,832,192
Total Stockholders' Equity	5,542,593	4,986,250
Total Liabilities and Stockholders' Equity	$8,561,946	$8,445,926
The accompanying Notes are an integral part of these Combined Consolidated Financial Statements.

Sekisui House U.S., Inc.
Combined Consolidated Statements of Operations and Comprehensive Income

	Year Ended December 31,
	2025	2024
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$6,384,773	$7,350,340
Land sale revenues	102,687	66,293
Other revenues	8,422	19,067
Total revenues	6,495,882	7,435,700
Home cost of sales	(5,336,217)	(5,986,426)
Inventory impairments	(77,653)	(18,250)
Total home cost of sales	(5,413,870)	(6,004,676)
Land cost of sales	(69,377)	(54,227)
Other cost of sales	(6,947)	(17,591)
Total cost of sales	(5,490,194)	(6,076,494)
Gross margin	1,005,688	1,359,206
Selling, general and administrative expenses	(772,485)	(861,621)
Interest and other income	25,668	61,719
Transaction costs	4,827	(39,361)
Other expense, net	(21,789)	(8,669)
Homebuilding pretax income	241,909	511,274

Financial Services:
Revenues	179,891	188,754
Expenses	(116,785)	(103,404)
Other income, net	14,381	20,493
Financial services pretax income	77,487	105,843

Income before income taxes	319,396	617,117
Provision for income taxes	(67,581)	(126,690)
Net income	$251,815	$490,427

Other comprehensive income net of tax:
Unrealized gain related to available-for-sale debt securities	$—	$(51)
Other comprehensive income	—	(51)
Comprehensive income	$251,815	$490,376
The accompanying Notes are an integral part of these Combined Consolidated Financial Statements.

Sekisui House U.S., Inc.
Combined Consolidated Statements of Stockholders' Equity
(Dollars in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 31, 2023	74,661,479	$747	$1,824,434	$1,552,653	$51	$3,377,885
Net income	—	—	—	490,427	—	490,427
Other comprehensive income (loss)	—	—	—	—	(51)	(51)
Shares issued under stock-based compensation programs, net	388,176	3	(25,601)	—	—	(25,598)
Cash dividends declared	—	—	—	(210,888)	—	(210,888)
Stock-based compensation expense	—	—	2,805	—	—	2,805
Forfeiture of restricted stock	(301)	—	—	—	—	—
Effect of merger of entities under common control	—	—	1,956,325	—	—	1,956,325
Effect of Merger transaction	(75,049,254)	(750)	(603,905)	—	—	(604,655)
Balance at December 31, 2024	100	$—	$3,154,058	$1,832,192	$—	$4,986,250
Net income	—	—	—	251,815	—	251,815
Contribution from Parent	—	—	529,749	—	—	529,749
Cash dividends declared	—	—	—	(225,221)	—	(225,221)
Balance at December 31, 2025	100	$—	$3,683,807	$1,858,786	$—	$5,542,593
The accompanying Notes are an integral part of these Combined Consolidated Financial Statements.

Sekisui House U.S., Inc.
Combined Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Operating Activities:
Net income	$251,815	$490,427
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	—	1,319
Depreciation and amortization	45,280	43,009
Inventory impairments	77,653	18,250
Project abandonment costs	18,402	8,036
Amortization of discount of marketable debt securities	—	(4,682)
Impairment of property and equipment	2,657	—
Loss on abandonment of property and equipment	880	1,108
Income from unconsolidated entities	(3,739)	(6,328)
Distribution from unconsolidated entities	3,414	1,307
Deferred income tax benefit (expense)	(31,106)	8,593
Net changes in assets and liabilities:
Trade and other receivables	(96)	73,830
Accounts receivable due from Parent	23,974	(35,578)
Mortgage loans held-for-sale, net	103,112	(40,706)
Inventories	(1,064,820)	(363,773)
Prepaids and other assets	46,505	(14,562)
Accounts payable and accrued liabilities	(25,278)	16,219
Net cash provided by (used in) operating activities	(551,347)	196,469
Investing Activities:
Purchases of marketable securities	—	(177,133)
Maturities of marketable securities	—	260,000
Investment in unconsolidated entities	—	(2,400)
Distributions of capital from unconsolidated entities	385	6,206
Decrease (increase) in receivable from cash pooling arrangement with Parent	194,363	(226,691)
Payment received on note receivable	—	991
Proceeds from sale / disposal of assets	11,998	383
Purchases of property and equipment	(49,182)	(24,550)
Net cash provided by (used in) investing activities	157,564	(163,194)
Financing Activities:
Advances (payments) on mortgage repurchase facilities, net	(79,609)	27,082
Payments on homebuilding line of credit, net	—	(205,000)
Advances on related party line of credit from cash pooling arrangement with Parent, net	300,789	167,000
Repayment of notes payable, net	(130,050)	—
Dividend payments	(225,221)	(210,888)
Payments of deferred debt issuance costs	(5,229)	(5,077)
Distribution to Parent	—	(611,369)
Issuance of shares under stock-based compensation programs, net	—	(25,598)
Net cash used in financing activities	(139,320)	(863,850)
Net decrease in cash, cash equivalents and restricted cash	(533,103)	(830,575)
Cash, cash equivalents and restricted cash:
Beginning of year	893,781	1,642,896
Assumed in Common Control Mergers	—	81,460
End of year	$360,678	$893,781
Reconciliation of cash, cash equivalents and restricted cash:
Homebuilding:
Cash and cash equivalents	$266,486	$637,226
Restricted cash	1	1,222
Financial Services:

Cash and cash equivalents	93,645	254,594
Restricted cash	546	739
Total cash, cash equivalents and restricted cash	$360,678	$893,781
The accompanying Notes are an integral part of these Combined Consolidated Financial Statements

1.    Summary of Significant Accounting Policies
Principles of Consolidation. The Combined Consolidated Financial Statements of Sekisui House U.S., Inc. (formerly known as M.D.C. Holdings, Inc.) ("SHUS," “the Company," “we,” “us,” or “our,” which refer to Sekisui House U.S., Inc. and its subsidiaries), Chesmar Homes, LLC (“Chesmar”) and Holt Group Holdings, LLC ("Holt") (collectively referred to as "the Group") for the year ended December 31, 2025 and 2024 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") under Rule 3-05 of Regulation S-X. The SEC granted the Company's request to substitute combined consolidated financial statements of the Company, Chesmar and Holt for the year ended December 31, 2025 and 2024 (which includes Chesmar and Holt beginning on April 19, 2024, the date the Company was acquired by the parent) in lieu of the financial statements of Chesmar and Holt and the pro forma combined financial information required by Rule 3-05 of Regulation S-X for the acquisition of Chesmar and Holt. All intercompany balances and transactions have been eliminated in consolidation.
Merger.    On April 19, 2024, the Company completed the transactions contemplated by the Agreement and Plan of Merger, dated as of January 17, 2024 (the “Merger Agreement”), by and among the Company, SH Residential Holdings, LLC (“Parent” or "SHRH"), Clear Line, Inc., a wholly owned subsidiary of Parent (“Merger Sub”), and, solely for the purposes of Section 6.2, Section 6.17 and Section 9.15 of the Merger Agreement, Sekisui House, Ltd. (“Guarantor” or "SHL"), providing for the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation (the “Merger”). See further information in Note 20, Merger.
Woodside Merger. On December 1, 2025, Parent contributed (for no consideration) to the Company all of Parent’s interests in its wholly owned subsidiary Woodside. Woodside is a homebuilding company with operations in Arizona, California, Idaho, Nevada and Utah.
Chesmar and Holt Merger. On January 1, 2026, Parent contributed (for no consideration) to the Company all of Parent’s interests in its wholly owned subsidiaries Chesmar and Holt. Chesmar and Holt are homebuilding companies with operations in Texas, Oregon, and Washington. The Woodside Merger and Chesmar and Holt Merger are collectively referred to as the Common Control Mergers.
Immediately prior to the contributions, the sole stockholder of the Company was also the sole stockholder of Woodside, Chesmar and Holt. As a result of the common ownership, upon closing of the transactions, the acquisitions were considered common-control transactions and were outside the scope of the business combination guidance in Accounting Standards Codification ("ASC") Topic 805, Business Combinations ("ASC 805-50"). The entities are deemed to be under common control as of April 19, 2024, which was the date that the sole stockholder acquired control of the Company and, therefore, held control over each of the companies. The consolidated financial statements incorporate Woodside, Chesmar and Holt financial results and financial information beginning on April 19, 2024. See further information in Note 21, Common Control Mergers.
Description of Business. We have homebuilding operations in Arizona, California, Colorado, Florida, Idaho, Maryland, Nevada, New Mexico, Oregon, Tennessee, Texas, Utah, Virginia and Washington. The primary functions of our homebuilding operations include land acquisition and development, home construction, purchasing, marketing, merchandising, sales and customer service. We build and sell primarily single-family detached homes, which are designed and built to meet local customer preferences. We are the general contractor for all of our projects and retain subcontractors for site development and home construction.
Our financial services operations consist of HomeAmerican Mortgage Corporation (“HomeAmerican”) and CLM Mortgage, Inc. ("CLM"), which originate mortgage loans, primarily for our homebuyers, American Home Insurance Agency, Inc. (“American Home Insurance”) and Entitled Insurance Agency, Inc. ("Entitled Insurance"), which offer third-party insurance products to our homebuyers, American Home Title and Escrow Company (“American Home Title”) and N Title, LLC ("N Title"), which provide title agency services to the Company and our homebuyers in Colorado, Florida, Maryland, Nevada, Texas and Virginia. The financial services operations also include StarAmerican Insurance Ltd. ("StarAmerican"), which provides insurance coverage to the majority of our homebuilding subsidiaries, which includes certain assumed liabilities of subcontractors under the Company's owner-controlled insurance program ("wrap program").
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
Cash and Cash Equivalents. The Group periodically invests funds in highly liquid investments with an original maturity of three months or less, such as U.S. government securities, commercial bank deposits, commercial paper, certificates of deposit, money market funds and time deposits, which are included in cash and cash equivalents in the combined consolidated balance sheets and combined consolidated statements of cash flows.
Marketable securities. Our debt securities consist of U.S. government treasury securities with original maturities upon acquisition of less than six months and are treated as available-for-sale investments and, as such, are recorded at fair value with all changes in fair value initially recorded through other comprehensive income. Debt securities are reviewed on a regular basis for impairment. We had no marketable securities at December 31, 2025 and 2024.
Restricted Cash. We receive cash earnest money deposits from our customers who enter into home sale contracts. In certain states we are restricted from using such deposits for general purposes, unless we take measures to release state imposed restrictions on such deposits received from homebuyers, which may include posting blanket surety bonds. We had $0.0 million and $1.2 million in restricted cash related to homebuyer deposits at December 31, 2025 and 2024, respectively.
Trade and Other Receivables. Trade and other receivables primarily includes home sale receivables, which reflects cash to be received from title companies or outside brokers associated with closed homes. Generally, we will receive cash from title companies and outside brokers within a few days of the home being closed. At December 31, 2025 and 2024, receivables from contracts with customers were $5.6 million and $13.9 million, respectively, and are included in trade and other receivables on the accompanying combined consolidated balance sheets.
Mortgage Loans Held-for-Sale, net. Mortgage loans held-for-sale are recorded at fair value based on quoted market prices and estimated market prices received from a third-party. Using fair value allows an offset of the changes in fair values of the mortgage loans and the derivative and financial instruments used to hedge them without having to comply with the requirements for hedge accounting.
Inventories. Our inventories are primarily associated with communities where we intend to construct and sell homes, including models and unsold homes. Inventories includes the costs of direct land acquisition, land development and construction, capitalized interest, real estate taxes and indirect construction costs, which include field construction management salaries and benefits, utilities and other construction related costs.
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
•actual and trending net home orders;
•homes available for sale;
•market information for each sub-market, including competition levels, home foreclosure levels, the size and style of homes currently being offered for sale and lot size; and
•known or probable events indicating that the carrying value may not be recoverable.
If events or circumstances indicate that the carrying value of our inventory may not be recoverable, assets are reviewed for impairment by comparing the undiscounted estimated future cash flows from an individual subdivision (including capitalized interest) to its carrying value. If the undiscounted future cash flows are less than the subdivision’s carrying value, the carrying value of the subdivision is written down to its then estimated fair value. We generally determine the estimated fair value of each subdivision by calculating the present value of the estimated future cash flows using discount rates, which are Level 3 inputs (see Note 5, Fair Value Measurements, in the notes to the financial statements for definitions of fair value inputs), that are commensurate with the risk of the subdivision under evaluation. The evaluation for the recoverability of the carrying value of the assets for each individual subdivision can be impacted significantly by our estimates of future home sale revenues, home construction costs, and development costs per home, all of which are Level 3 inputs.
If land is classified as held for sale, in accordance with ASC 360, we measure it at the lower of the carrying value or fair value less estimated costs to sell. In determining fair value, we primarily rely upon the most recent negotiated price which is a Level 3 input (see Note 5, Fair Value Measurements, for definitions of fair value inputs). If a negotiated price is not available, we will consider several factors including, but not limited to, current market conditions, recent comparable sales transactions and market analysis studies. If the fair value less estimated costs to sell is lower than the current carrying value, the land is impaired down to its estimated fair value less costs to sell.
Costs Related to Sales Facilities. Costs related to interior and exterior upgrades to the home that will be sold as part of the home, such as wall treatments and additional upgraded landscaping, are recorded as inventories. Costs to furnish and ready the model home or on-site sales facility that will not be sold as part of the model home, such as furniture, construction of the sales facility parking lot or construction of the sales center, are capitalized as property and equipment, net. Other costs incurred related to the marketing of the community and readying the model home for sale are expensed as incurred.
Property and Equipment, net. Property and equipment is carried at cost less accumulated depreciation. For property and equipment related to on-site sales facilities, depreciation is recorded using the units of production method as homes are delivered. For all other property and equipment, depreciation is recorded using a straight-line method over the estimated useful lives of the related assets, which range from 2 to 16 years. Depreciation and amortization expense for property and equipment was $38.3 million and $38.7 million for the years ended December 31, 2025 and 2024, respectively, which is recorded in selling, general and administrative expenses in the homebuilding or expenses in the financial services sections of our combined consolidated statements of operations and comprehensive income.
The following table sets forth the cost and carrying value of our homebuilding property and equipment by major asset category.

	Cost	Accumulated Depreciation and Amortization	Carrying Value
December 31, 2025:	(Dollars in thousands)
Sales facilities	$124,075	$(65,801)	$58,274
Aircraft	23,346	(1,799)	21,547
Computer software and equipment	38,436	(28,409)	10,027
Leasehold improvements	16,904	(12,932)	3,972
Other	9,537	(7,268)	2,269
Total	$212,298	$(116,209)	$96,089

December 31, 2024:
Sales facilities	$109,380	$(65,418)	$43,962
Aircraft	54,576	(16,405)	38,171
Computer software and equipment	36,878	(27,180)	9,698
Leasehold improvements	16,144	(10,946)	5,198
Other	10,665	(7,978)	2,687
Total	$227,643	$(127,927)	$99,716
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

Variable Interest Entities. In accordance with ASC Topic 810, Consolidation (“ASC 810”), we analyze our land option contracts and other contractual arrangements to determine whether the corresponding land sellers are variable interest entities (“VIEs”) and, if so, whether we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact VIE’s economic performance, including, but not limited to, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. We also consider whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. We have concluded that, as of December 31, 2025 and 2024, we were not the primary beneficiary of any VIEs from which we are purchasing land under land option contracts.
Investments in Unconsolidated Entities. The equity method of accounting is used for investments in unconsolidated entities over which the Group has significant influence. The Group recognizes its proportionate share of earnings and losses of the unconsolidated entities under the equity method of accounting, which is recorded in interest and other income in the homebuilding section of our combined consolidated statements of operations and comprehensive income. Investments in unconsolidated entities that do not meet the requirements for equity method accounting are accounted for at cost. All investments in unconsolidated entities are included in investment in unconsolidated entities on the accompanying combined consolidated balance sheets.
The timing of cash flows related to the unconsolidated entities and any related financing agreements varies by entity. If additional capital contributions are required and approved by the unconsolidated entity, the Group would need to contribute its pro rata portion of those capital needs in order to not dilute the Group's ownership in the unconsolidated entity. While future capital contributions may be required, the Group believes the total amount of such contributions will be limited. The Group's maximum financial exposure related to the unconsolidated entities won't exceed the combined investment and limited recourse guaranty totals.
Investment in unconsolidated entities accounted for under the cost method totaled $4.2 million and $4.0 million as of December 31, 2025 and 2024, respectively. The Group has eight investments in unconsolidated entities accounted for under the equity method, totaling $19.4 million and $56.8 million as of December 31, 2025 and 2024, respectively. The Group's ownership interest within these entities ranged from 18% to 50%.
Investments in unconsolidated entities are tested for recoverability in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures ("ASC 323"). If the loss in the value of an investment is other than temporary, the investment is written down to fair value. As of December 31, 2025 and 2024, all investments in unconsolidated entities were deemed recoverable.
The Group performs ongoing VIE reassessments under ASC 810 to determine whether the Group is the primary beneficiary of any of its investments in unconsolidated entities. The Group has determined that it is not the primary beneficiary of its investments. Therefore, no unconsolidated entities were required to be consolidated as of December 31, 2025 and 2024.
Goodwill. In accordance with ASC Topic 350, Intangibles–Goodwill and Other (“ASC 350”), we evaluate goodwill for possible impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We use a three-step process to assess the realizability of goodwill. The first step is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. For example, we analyze changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there are indicators of a significant decline in the fair value of a particular reporting unit. If the qualitative assessment indicates that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount then no further testing is required.
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
Based on our analysis, we have concluded that as of December 31, 2025 and 2024, our goodwill was not impaired.

Liability for Unrecognized Tax Benefits. ASC Topic 740, Income Taxes, provides guidance for the recognition and measurement in financial statements of uncertain tax positions taken or expected to be taken in a tax return.
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
The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority. Once the gross unrecognized tax benefit is determined, we also accrue for any interest and penalties, as well as any offsets expected from resultant amendments to federal or state tax returns. We record the aggregate effect of these items in income tax expense in the combined consolidated statements of operations and comprehensive income. To the extent this tax position would be offset against a similar deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed, the liability is treated as a reduction to the related deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. Otherwise, we record the corresponding liability in accrued and other liabilities in our combined consolidated balance sheets.
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
We assess the reasonableness and adequacy of the reserve and the per-unit reserve amount originally included in home cost of sales, as well as the timing of the reversal of any excess reserve on a quarterly basis, using historical payment data and other relevant information. Our warranty accrual is included in accrued and other liabilities in the homebuilding section of our combined consolidated balance sheets and adjustments to our warranty accrual are recorded as an increase or reduction to home cost of sales in the homebuilding section of our combined consolidated statements of operations and comprehensive income. See Note 10, Warranty Accrual to the combined consolidated financial statements.
Insurance Reserves. The establishment of reserves for estimated losses associated with insurance policies issued by StarAmerican are based on actuarial studies that include known facts and interpretations of circumstances, including our experience with similar cases and historical trends involving claim payment patterns, pending levels of unpaid claims, product mix or concentration, claim severity, frequency patterns depending on the business conducted, and changing regulatory and legal environments. It is possible that changes in the insurance payment experience used in estimating our ultimate insurance losses could have a material impact on our insurance reserves. See Note 11, Insurance and Construction Defect Claim Reserves, to the combined consolidated financial statements.
Self-Insurance Reserves for Construction Defect Claims. The establishment of reserves for estimated losses to be incurred by our homebuilding subsidiaries associated with (1) the self-insured retention (“SIR”) portion of construction defect claims that are expected to be covered under either third-party insurance policies or insurance policies with StarAmerican and (2) the entire cost of any construction defect claims that are not expected to be covered by insurance policies are based on actuarial studies that include known facts similar to those established for our insurance reserves. It is possible that changes in the payment experience used in estimating our ultimate losses for construction defect claims could have a material impact on our reserves. See Note 11, Insurance and Construction Defect Claim Reserves, to the combined consolidated financial statements.
Litigation Reserves. We and certain of our subsidiaries have been named as defendants in various cases. We reserve for estimated exposure with respect to these cases based upon currently available information on each case. See Note 15, Commitments and Contingencies, to the combined consolidated financial statements.
Derivative and Financial Instruments. We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments, marketable securities and debt. Financial instruments utilized in the normal course of business by HomeAmerican and CLM include forward sales of mortgage-backed securities, which are commitments to sell a specified financial instrument at a specified future date for a specified price, mandatory delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price within a specified time period, and best-effort delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price subject to the underlying mortgage loans being funded and closed. These instruments are the only significant derivative and financial instruments utilized by SHUS to hedge against fluctuations in interest rates. For forward sales commitments, forward sales of mortgage-backed securities and commitments to originate mortgage loans that are still outstanding at the end of a reporting period, we record the changes in fair value of these financial instruments in revenues in the financial services section of the combined consolidated statements of operations and comprehensive income with an offset to either other assets or accounts payable and accrued liabilities in the financial services section of our combined consolidated balance sheets, depending on the nature of the change. For further discussion of our policies regarding interest rate lock commitments, see our “Revenue Recognition for HomeAmerican and CLM” accounting policy section below. There are no credit risk related contingent features within our derivative agreements and counterparty risk is considered minimal.
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
Land and lot revenue for Homebuilding Segments: Revenue and cost of sales from land sales are recognized when title to the property has been transferred to the buyer, adequate consideration has been received, and the Group has no significant future performance obligations. Effective December 1, 2025, after the Woodside Merger, the Company aligned its accounting policy with Woodside, considering land sale revenues as an output of the entity's ordinary activities prospectively under ASC 606, Revenue from Contracts with Customers. Previous to December 1, 2025, land sale revenues and land cost of sales are included in other income (expense) within the consolidated statement of operations and comprehensive income. Total land sale revenues of $2.6 million and land cost of sales of $3.0 million were recognized in other income (expense) during the year ended December 31, 2025. There were no land sales in the year ended December 31, 2024.
Other revenue for Homebuilding Segments: Other revenue primarily consists of project management fees earned by the Group for construction management services provided to customers and profit participation agreements contained in some land and lot sale contracts. Revenue from project management arrangements is recognized on either a completion of milestones basis or as costs are incurred by the Group.
Revenue Recognition for HomeAmerican and CLM. Revenues recorded by HomeAmerican and CLM primarily reflect (1) origination fees and (2) the corresponding sale, or expected future sale, of a loan, which will include the estimated earnings from either the release or retention of a loan’s servicing rights. Origination fees are recognized when a loan is originated. When an interest rate lock commitment is made to a customer, we record the expected gain on sale of the mortgage, plus the estimated earnings from the expected sale of the associated servicing rights, adjusted for a pull-through percentage (which is defined as the likelihood that an interest rate lock commitment will be originated), as revenue. As the interest rate lock commitment gets closer to being originated, the expected gain on the sale of that loan plus its servicing rights is updated to reflect current market value and the increase or decrease in the fair value of that interest rate lock commitment is recorded through revenues. At the same time, the expected pull-through percentage of the interest rate lock commitment to be originated is updated based upon current market conditions and, if there has been a change, revenues are adjusted as necessary. After origination, our mortgage loans, generally including their servicing rights, are sold to third-party purchasers in accordance with sale agreements entered into by us with a third-party purchaser of the loans. We make representations and warranties with respect to the status of loans transferred in the sale agreements. The sale agreements generally include statements acknowledging the transfer of the loans is intended by both parties to constitute a sale. Sale of a mortgage loan has occurred when the following criteria, among others, have been met: (1) fair consideration has been paid for transfer of the loan by a third party in an arms-length transaction, (2) all the usual risks and rewards of ownership that are in substance a sale have been transferred by us to the third party purchaser; and (3) we do not have a substantial continuing involvement with the mortgage loan.
We measure mortgage loans held-for-sale at fair value with the changes in fair value being reported in earnings at each reporting date. Net gains on the sale of mortgage loans are included as a component of revenues in the financial services section of the combined consolidated statements of operations and comprehensive income.
Home Cost of Sales. Home cost of sales includes the specific construction costs of each home and all applicable land acquisition, land development and related costs (both incurred and estimated to be incurred), warranty costs and finance and closing costs. We use the specific identification method for the purpose of accumulating home construction costs and allocate costs to each lot within a subdivision associated with land acquisition and land development based upon relative fair value of the lots prior to home construction. Lots within a subdivision typically have comparable fair values, and, as such, we generally allocate costs equally to each lot within a subdivision. We record all home cost of sales when a home is closed and performance obligations have been completed on a house-by-house basis.
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

2.    Recently Issued Accounting Standards
Adoption of New Accounting Standards
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. This amendment modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold, (2) the amount of income taxes paid (net of refunds received) (disaggregated by federal, state, and foreign taxes) as well as individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid net of refunds, (3) the income or loss from continuing operations before income tax expense or benefit (disaggregated between domestic and foreign) and (4) income tax expense or benefit from continuing operations (disaggregated by federal, state and foreign). The guidance is effective for annual periods beginning after December 15, 2025, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, while retrospective application is permitted. We adopted this amendment in the fourth quarter of 2025. As a result of the adoption, there was no material impact on our combined consolidated balance sheet or combined consolidated statement of operations and comprehensive income. Footnote 12, Income Taxes was updated to comply with the new required disclosures.
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)" ("ASU 2024-03"). The amendments in this update enhance disclosures about a public business entity’s expenses and provide more detailed information about the types of expenses included in certain expense captions in the combined consolidated financial statements. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the potential impact of adopting this new guidance on our combined consolidated financial statements and related disclosures.
In July 2025, the FASB issued ASU 2025-05, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets" ("ASU-2025-05"), which allows entities to use the practical expedient to estimate expected credit losses. ASU 2025-05 will be effective for our fiscal year ending December 31, 2026 and interim reporting periods within this annual reporting period, with early adoption permitted. The Group is currently evaluating the impact that the adoption of ASU 2025-05 may have on our combined consolidated financial statements and disclosures.

3.    Supplemental Income Statement and Cash Flow Disclosure
The table below details homebuilding interest and other income and financial services other income (expense), net:

	Year Ended December 31,
	2025	2024
Homebuilding	(Dollars in thousands)
Interest and other income
Interest income	$16,177	$53,569
Other income	9,491	8,150
Total	$25,668	$61,719
Financial Services
Other income, net
Interest income	$14,398	$20,493
Loss on sale of assets	(17)	—
Total	$14,381	$20,493
The table below sets forth supplemental disclosures of cash flow information and non-cash investing and financing activities.

	Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Cash paid for:
Interest, net of interest capitalized	$7,214	$5,563
Income taxes	$58,515	$100,990
Non-cash activities:
Transfer of notes payable to Parent in exchange for contributions	$429,850	$—
Transfer of related party note to Parent in exchange for contributions	$99,900	$—
Land distribution received from investment in unconsolidated entities	$39,201	$—

4.    Segment Reporting
An operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Chief Operating Decision Maker (“CODM”), or decision-making group, to evaluate performance and make operating decisions. We have identified our CODM as one key executive—the Chief Executive Officer (“CEO”). The CODM's evaluation of segment performance is based on segment pretax income for all reportable segments. Pretax income is used at the segment level for forecasting and actual results to evaluate performance of each segment and further assist in decision making regarding allocation of capital and other resources between segments.
We have identified each homebuilding division as an operating segment. Our homebuilding operating segments have been aggregated into the reportable segments noted below because they are similar in the following regards: (1) economic characteristics; (2) housing products; (3) class of homebuyer; (4) regulatory environments; and (5) methods used to construct and sell homes. Our homebuilding reportable segments conducted ongoing operations in the following states:
•West (Arizona, California, Nevada, New Mexico, Oregon, Texas and Washington)
•Mountain (Colorado, Idaho and Utah)
•East (Florida, Maryland, Tennessee and Virginia)
Our financial services business consists of the following operating segments: (1) HomeAmerican; (2) CLM;(3) StarAmerican; (4) American Home Insurance; (5) Entitled Insurance; (6) American Home Title and (7) N Title. Due to its contributions to consolidated pretax income we consider HomeAmerican and CLM to be a reportable segment (“Mortgage Operations”). The remaining operating segments have been aggregated into one reportable segment (“other”) because they do not individually exceed 10 percent of (1) consolidated revenue; (2) the greater of (a) combined reported profit of all operating segments that did not report a loss or (b) the positive value of the combined reported loss of all operating segments that reported losses; or (3) consolidated assets.
Corporate is a non-operating segment that develops and implements strategic initiatives and supports our operating divisions by centralizing key administrative functions such as finance, treasury, information technology, insurance, risk management, litigation and human resources. A portion of the expenses incurred by Corporate are allocated to the homebuilding operating segments based on their respective percentages of assets, and to a lesser degree, a portion of Corporate expenses are allocated to the financial services segments. A majority of Corporate’s personnel and resources are primarily dedicated to activities relating to the homebuilding segments, and, therefore, the balance of any unallocated Corporate expenses is included in the homebuilding operations section of our combined consolidated statements of operations and comprehensive income.
The following tables present operating results relating to our homebuilding and financial services operations:

	Year Ended December 31, 2025
	(Dollars in thousands)
	Homebuilding				Financial Services
	West	Mountain	East	Corporate	Mortgage Operations	Other	Total
Home sale revenues	$4,196,037	$1,585,697	$603,039	$—	$—	$—	$6,384,773
Land sale revenues	$101,332	$1,356	$—	$—	$—	$—	$102,687
Other revenues	$8,422	$—	$—	$—	$—	$—	$8,422
Revenues	$—	$—	$—	$—	$114,748	$65,143	$179,891
Home cost of sales	$(3,493,201)	$(1,320,409)	$(522,608)	$—	$—	$—	$(5,336,217)
Inventory impairments	$(49,953)	$(11,425)	$(16,275)	$—	$—	$—	$(77,653)
Land cost of sales	$(68,287)	$(1,090)	$—	$—	$—	$—	$(69,377)
Other cost of sales	$(6,947)	$—	$—	$—	$—	$—	$(6,947)
Selling, general and administrative expenses	$(511,310)	$(154,299)	$(83,441)	$(23,435)	$—	$—	$(772,485)
Transaction costs	$—	$—	$—	$4,827	$—	$—	$4,827
Interest and other income (1)	$9,750	$302	$407	$15,209	$—	$—	$25,668
Expenses (2)	$—	$—	$—	$—	$(85,653)	$(31,132)	$(116,785)
Other income (expense), net (3)	$(8,866)	$(1,622)	$(8,278)	$(3,022)	$6,299	$8,082	$(7,408)
Pretax income	$176,977	$98,510	$(27,156)	$(6,422)	$35,394	$42,093	$319,396

	Year Ended December 31, 2024
	(Dollars in thousands)
	Homebuilding				Financial Services
	West	Mountain	East	Corporate	Mortgage Operations	Other	Total
Home sale revenues	$4,869,950	$1,650,330	$830,060	$—	$—	$—	$7,350,340
Land sale revenues	$61,876	$4,417	$—	$—	$—	$—	$66,293
Other revenues	$19,067	$—	$—	$—	$—	$—	$19,067
Revenues	$—	$—	$—	$—	$125,662	$63,092	$188,754
Home cost of sales	$(3,950,390)	$(1,345,306)	$(690,730)	$—	$—	$—	$(5,986,426)
Inventory impairments	$(13,100)	$(400)	$(4,750)	$—	$—	$—	$(18,250)
Land cost of sales	$(49,951)	$(4,276)	$—	$—	$—	$—	$(54,227)
Other cost of sales	$(17,591)	$—	$—	$—	$—	$—	$(17,591)
Selling, general and administrative expenses	$(463,565)	$(144,602)	$(88,185)	$(165,269)	$—	$—	$(861,621)
Transaction costs	$—	$—	$—	$(39,361)	$—	$—	$(39,361)
Interest and other income (1)	$5,938	$652	$382	$54,747	$—	$—	$61,719
Expenses (2)	$—	$—	$—	$—	$(77,889)	$(25,516)	$(103,404)
Other income (expense), net (3)	$2,311	$2,379	$(1,456)	$(11,903)	$8,336	$12,158	$11,824
Pretax income	$464,545	$163,194	$45,321	$(161,786)	$56,109	$49,734	$617,117

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

	December 31,
	2025	2024
	(Dollars in thousands)
Homebuilding Assets
West	$5,540,842	$4,816,690
Mountain	1,309,645	1,429,116
East	890,772	593,167
Corporate	481,229	1,002,770
Total homebuilding assets	$8,222,488	$7,841,743

Financial Services
Mortgage Operations	$265,655	$370,839
Other	73,803	233,344
Total financial services assets	$339,458	$604,183

Total assets	$8,561,946	$8,445,926

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
The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis, except those for which the carrying values approximate fair values:

		Fair Value
Financial Instrument	Hierarchy	December 31, 2025	December 31, 2024
		(Dollars in thousands)
Mortgage loans held-for-sale, net	Level 2	$216,107	$319,219

Derivative and financial instruments, net
Interest rate lock commitments	Level 2	$(5,931)	$(426)
Forward sales of mortgage-backed securities	Level 2	$(3,615)	$4,510
Mandatory delivery forward loan sale commitments	Level 2	$(451)	$164
Best-effort delivery forward loan sale commitments	Level 2	$(6)	$3
The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of December 31, 2025 and 2024.

Mortgage Loans Held-for-Sale, Net. Our mortgage loans held-for-sale, which are measured at fair value on a recurring basis include (1) mortgage loans held-for-sale that are under commitments to sell and (2) mortgage loans held-for-sale that were not under commitments to sell. At December 31, 2025 and 2024, we had $115.4 million and $167.6 million, respectively, in fair value of mortgage loans held-for-sale that were under commitments to sell. The fair value for those loans was based on quoted market prices for those mortgage loans, which are Level 2 fair value inputs. At December 31, 2025 and 2024, we had $100.7 million and $151.6 million, respectively, in fair value of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from a third-party, which is a Level 2 fair value input. The unpaid principal balances of all mortgage loans held for sale at December 31, 2025 and 2024 were $220.8 million and $334.7 million, respectively.
Gains (losses) on sales of mortgage loans, net, are included as a component of revenues in the financial services section of our combined consolidated statements of operations and comprehensive income. For the years ended December 31, 2025 and 2024, we recorded loss on mortgage loans held-for-sale, net of $111.6 million and $3.0 million, respectively.
Derivative and financial instruments, net. Our derivatives and financial instruments, which include (1) interest rate lock commitments, (2) forward sales of mortgage-backed securities, (3) mandatory delivery forward loan sale commitments and (4) best-effort delivery forward loan sale commitments, are measured at fair value on a recurring basis based on market prices for similar instruments. For the years ended December 31, 2025 and 2024, we recorded net gains (losses) on these derivative and financial instruments of $(8.3) million and $7.6 million, respectively, in revenues in the financial services section of our combined consolidated statements of operations and comprehensive income. The following table sets forth the notional amounts of derivative and financial instruments at December 31, 2025 and 2024:

	Notional Values
Financial Instrument	December 31, 2025	December 31, 2024
	(Dollars in thousands)
Interest rate lock commitments	$144,307	$117,090
Forward sales of mortgage-backed securities	$217,500	$243,000
Mandatory delivery forward loan sale commitments	$108,673	$174,066
Best-effort delivery forward loan sale commitments	$9,955	$1,306
For the financial assets and liabilities that the Group does not reflect at fair value, the following methods and assumptions were used to estimate the fair value of each class of financial instruments.
Cash and cash equivalents (excluding debt securities with an original maturity of three months or less), restricted cash, trade and other receivables, accounts receivable due from parent, prepaids and other assets, accounts payable, related party payables, accrued and other liabilities and borrowings on our revolving credit facility. Fair value approximates carrying value.
Mortgage Repurchase Facilities. The debt associated with our Mortgage Repurchase Facilities (see Note 13, Lines of Credit and Total Debt Obligations, for further discussion) are at floating rates that approximate current market rates and have relatively short-term maturities, generally within 30 days. The fair value approximates carrying value and is based on Level 2 inputs.

Senior Notes. The estimated values of the senior notes in the following table are based on Level 2 inputs, which primarily reflect estimated prices for our senior notes which were provided by multiple sources.

	December 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
$300 million 3.850% senior notes due January 2030, net	$298,758	$289,370	$298,478	$282,124
$350 million 2.500% senior notes due January 2031, net	348,321	311,117	348,010	303,020
$500 million 6.000% senior notes due January 2043, net	491,858	470,270	491,596	499,370
$350 million 3.966% senior notes due August 2061, net	346,229	228,183	346,183	255,605
Total	$1,485,166	$1,298,940	$1,484,267	$1,340,119
Notes Payable. As a part of the execution of the Woodside Merger on December 1, 2025, Woodside transferred the Notes payable to the Parent effective October 28, 2025, with no continuing obligations existing for SHUS. The debt associated with our notes payable had an estimated fair value of $320.3 million as of December 31, 2024, based on Level 2 inputs, which primarily reflect estimated prices through multiple sources.
The debt associated with our Chesmar notes payable was paid in full on July 29, 2025. The Chesmar note had an estimated fair value of $99.3 million as of December 31, 2024, based on Level 2 inputs, which primarily reflect estimated prices through multiple sources.
The Holt note was transferred to the Parent effective October 28, 2025, with no continuing obligations existing for either Holt or SHUS. The Holt note had an estimated fair value of $94.8 million as of December 31, 2024, based on Level 2 inputs, which primarily reflect estimated prices through multiple sources.

Related Party Note. As a part of the execution of the Woodside Merger on December 1, 2025, Woodside transferred the Related party note to the Parent effective October 28, 2025, with no continuing obligations existing for SHUS. The debt associated with our related party note had an estimated fair value of $97.5 million as of December 31, 2024, based on Level 2 inputs, which primarily reflect estimated prices through multiple sources.

6.    Inventories
The table below sets forth, by reportable segment, information relating to our homebuilding inventories.

	December 31, 2025	December 31, 2024
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$2,185,457	$2,097,242
Mountain	507,158	577,512
East	367,629	387,857
Subtotal	3,060,244	3,062,611
Land and Land Under Development:
West	3,044,957	2,388,100
Mountain	506,150	498,104
East	500,941	158,241
Subtotal	4,052,048	3,044,445
Land Held for Sale
West	60,768	57,750
Mountain	6,867	6,069
East	—	—
Subtotal	67,635	63,819
Total Inventories	$7,179,927	$6,170,875

Inventory impairments recognized by segment for the years ended December 31, 2025 and 2024 are shown in the table below.

	Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Housing Completed or Under Construction:
West	$29,526	$5,163
Mountain	2,930	400
East	9,611	1,922
Subtotal	42,067	7,485
Land and Land Under Development:
West	20,427	7,937
Mountain	8,495	—
East	6,664	2,828
Subtotal	35,586	10,765
Total Inventory Impairments	$77,653	$18,250
The table below provides quantitative data, for the periods presented, where applicable, used in determining the fair value of the impaired inventory.

	Impairment Data			Quantitative Data
Three Months Ended	Number of Subdivisions Impaired	Inventory Impairments	Fair Value of Inventory After Impairments	Discount Rate
	(Dollars in thousands)
December 31, 2025	7	$17,400	$52,862	12%	—	18%
September 30, 2025	11	45,050	118,895	12%	—	18%
June 30, 2025	8	15,203	58,512	12%	—	15%
Total		$77,653

September 30, 2024	4	$7,800	$34,290		15%
June 30, 2024	4	4,550	27,834	12%	—	15%
March 31, 2024	3	5,900	17,634	12%	—	18%
Total		$18,250

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

	Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Homebuilding interest incurred	$106,537	$97,368
Less: Interest capitalized	(106,537)	(97,368)
Homebuilding interest expensed	$—	$—

Interest capitalized, beginning of period	$84,757	$64,659
Plus: Assumed in Common Control Mergers	—	25,866
Plus: Interest capitalized during period	106,537	97,368
Less: Previously capitalized interest included in home and land cost of sales	(91,943)	(103,136)
Interest capitalized, end of period	$99,351	$84,757

8.    Homebuilding Prepaids and Other Assets
The following table sets forth the components of homebuilding prepaids and other assets.

	December 31,
	2025	2024
	(Dollars in thousands)
Operating lease right-of-use asset	$46,596	$38,942
Land option deposits	93,879	112,183
Prepaids	43,864	59,351
Deferred debt issuance costs on revolving credit facility, net	9,401	5,943
Other	13,521	13,255
Total	$207,261	$229,674

9.    Homebuilding Accrued and Other Liabilities and Financial Services Accounts Payable and Accrued Liabilities
The following table sets forth information relating to homebuilding accrued and other liabilities.

	December 31,
	2025	2024
	(Dollars in thousands)
Accrued compensation and related expenses	$108,728	$144,014
Customer and escrow deposits	24,575	21,099
Warranty accrual (Note 10)	70,889	71,004
Lease liability	48,650	41,576
Land development and home construction accruals	43,136	45,665
Accrued interest	31,385	34,004
Income taxes payable	39,407	446
Self insured retention for construction defect claims (Note 11)	24,673	24,389
Retentions payable	37,656	27,381
Other accrued liabilities	133,185	95,474
Total accrued and other liabilities	$562,284	$505,052
The following table sets forth information relating to financial services accounts payable and accrued liabilities.

	December 31,
	2025	2024
	(Dollars in thousands)
Insurance reserves (Note 11)	$100,835	$96,851
Accounts payable and other accrued liabilities	24,243	30,317
Total accounts payable and accrued liabilities	$125,078	$127,168

10.    Warranty Accrual
The table set forth below summarizes accrual, adjustment and payment activity related to our warranty accrual for the years ended December 31, 2025 and 2024. The warranty accrual increased due to $6.3 million of warranty adjustments during the year ended December 31, 2024. This adjustment was due to higher general warranty related expenditures. From time to time, we change our warranty accrual rates based on payment trends. Any changes made to those rates did not materially affect our warranty expense or gross margin from home sales for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Balance at beginning of period	$71,004	$44,082
Assumed in Common Control Mergers	—	17,519
Expense provisions	33,157	37,273
Cash payments	(33,272)	(34,120)
Adjustments	—	6,250
Balance at end of period	$70,889	$71,004

11.    Insurance and Construction Defect Claim Reserves
The following table summarizes our self-insured retention for construction defect claims for the years ended December 31, 2025 and 2024. These reserves are included as a component of accrued and other liabilities in the homebuilding section of the combined consolidated balance sheets.

	December 31,
	2025	2024
	(Dollars in thousands)
Balance at beginning of period	$24,389	$11,433
Assumed in Common Control Mergers	—	12,693
Expense provisions	1,728	2,332
Cash payments, net of recoveries	(2,135)	(2,069)
Adjustments	691	—
Balance at end of period	$24,673	$24,389
Effective September 30, 2025, Allegiant novated, assigned and transferred to StarAmerican all of its rights, title, interest and obligations regarding insurance policies, including insurance reserves, claims, benefits, premiums, and other amounts payable or receivable. Effective December 19, 2025, Allegiant was dissolved.
The following table summarizes our insurance reserves associated with Allegiant and StarAmerican for the years ended December 31, 2025 and 2024. All insurance reserves associated with Allegiant were transferred to StarAmerican effective September 30, 2025. These reserves are included as a component of accounts payable and accrued liabilities in the financial services section of the combined consolidated balance sheet.

	December 31,
	2025	2024
	(Dollars in thousands)
Balance at beginning of period	$96,851	$89,326
Expense provisions	13,354	18,620
Cash payments, net of recoveries	(12,775)	(6,196)
Adjustments	3,405	(4,899)
Balance at end of period	$100,835	$96,851
In the ordinary course of business, we make payments from our insurance and construction defect claim reserves to settle litigation claims arising primarily from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the years ended December 31, 2025 and 2024 are not necessarily indicative of what future cash payments will be for subsequent periods. The adjustment of $3.4 million to the insurance and defect claim reserve during the year ended December 31, 2025 was due to unfavorable emergence in insurance related claim activity during the current year. The adjustment of ($4.9 million) to the insurance and defect claim reserve during the year ended December 31, 2024 was due to favorable trends in insurance related claim activity during the prior year.

12.    Income Taxes
As a result of the Merger described in Footnote 20, Merger, and effective April 20, 2024, the Group is included in the Sekisui House US Holdings ("SHUSH") (parent of SHRH) consolidated tax group for U.S. federal income tax purposes. Although the Group’s post Merger results are included in the SHUSH consolidated return, our income tax provision is calculated primarily as though the Group was a separate taxpayer for the full year. However, under certain circumstances, transactions between the Group and SHUSH are assessed using consolidated tax return rules and any difference in liability between the separate company method are addressed in a tax sharing arrangement.
The Group has adopted the provisions under ASC 2023-09 to enhance income tax disclosures prospectively beginning in the fourth quarter of 2025.
Our income before income taxes for the year ended December 31, 2025 consisted of the following:

Year Ended December 31,
2025
(Dollars in thousands)
Domestic income	$319,396
Foreign income	—
Total income	$319,396

Our provision for income taxes for the years ended December 31, 2025 and 2024 consisted of the following:

	Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Current tax provision:
Federal	$75,655	$94,572
State	23,032	25,644
Total current	98,687	120,216

Deferred tax provision:
Federal	(24,081)	5,715
State	(7,025)	759
Total deferred	(31,106)	6,474
Provision for income taxes	$67,581	$126,690
The provision for income taxes differs from the amount that would be computed by applying the statutory federal income tax rate of 21% in 2025 and 2024 to income before income taxes as a result of the following:

	Year Ended December 31,
	2025	%	2024
	(Dollars in thousands)
U.S. federal tax at statutory rate	$67,073	21.0%	$129,594
State and local income tax, net of federal (national) income tax effect [1]	10,752	3.4%	17,315
Foreign tax effects	—	—%	—
Limitation on executive compensation	—	—%	5,374
Change in unrecognized tax benefits	1,300	0.4%	24,694
Effect of cross-border tax laws	—	—%	—
Stock based compensation windfall	—	—%	(29,038)
Tax credits	(14,021)	(4.4)%	(22,622)
Merger related benefit payments	—	—%	(9,342)
Effect of changes in tax laws or rates enacted in the current period	(792)	(0.2)%	(1,269)
Transaction costs	—	—%	4,755
Change in valuation allowance	45	—%	221
Nontaxable or nondeductible items:
Adjustment to prior period provision	3,191	1.0%	—
Other	33	—%	7,008
Provision for income taxes	$67,581	21.2%	$126,690

Effective tax rate	21.2%		20.5%
1 In 2025, no aggregated state taxes made up the majority (greater than 50%) of the tax effect in this category.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax asset are as follows:

	December 31,
	2025	2024
	(Dollars in thousands)
Deferred tax assets:
State net operating loss carryforwards	$4,572	$3,996
Warranty, litigation and other reserves	27,318	24,503
Accrued compensation	17,433	10,124
Asset impairment charges	19,032	10,954
Inventory, additional net costs capitalized for tax purposes	38,669	19,481
Investment in unconsolidated and consolidated entities	4,148	6,493
Other, net	2,698	2,530
Total deferred tax assets	113,870	78,081
Valuation allowance	(3,987)	(3,996)
Total deferred tax assets, net of valuation allowance	109,883	74,085

Deferred tax liabilities:
Property, equipment and other assets	9,054	4,519
Deferral of profit on home sales	3,244	3,403
State deferral	1,241	2,010
Other, net	9,725	8,640
Total deferred tax liabilities	23,264	18,572
Net deferred tax asset	$86,619	$55,513
At December 31, 2025, we had no federal net operating loss or alternative minimum tax carryforwards. However, we had $4.6 million in tax-effected state net operating loss carryforwards. The state operating loss carryforwards, if unused, begin expiring in 2028.
At December 31, 2025, we had a valuation allowance of $4.0 million, no change from the prior year. The valuation allowance is related to various state net operating loss carryforwards where realization is uncertain at this time due to the limited carryforward periods coupled with minimal activity that exists in certain states.
At December 31, 2025, net cash paid (refunds received) for income taxes consisted of the following:

Year Ended December 31,
2025
(Dollars in thousands)
Federal	$43,111
Aggregated state and local jurisdictions	1,716
Disaggregated state and local jurisdictions
Arizona	1,439
California	7,662
Colorado	1,166
Florida	930
Texas	3,294
Virginia	(803)
Net cash paid for income taxes	$58,515

At December 31, 2025 and 2024, our total liability for uncertain tax positions was $25.0 million and $25.0 million, respectively. The following table summarizes activity for the gross unrecognized tax benefit component of our total liability for uncertain tax positions for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Gross unrecognized tax benefits at beginning of year	$25,027	$405
Increases related to prior year tax positions	91	45
Increases related to current year tax positions	—	24,652
Lapse of applicable statute of limitations	(121)	(75)
Gross unrecognized tax benefits at end of year	$24,997	$25,027
During the year ended December 31, 2025, we experienced a decrease of $0.1 million in the uncertain tax positions for tax reserves related to the Merger and state tax filings. At December 31, 2025 and 2024, there was $25.0 million and $25.0 million, respectively, of unrecognized tax benefits that if recognized, would reduce our effective tax rate.

The interest and penalties, net of federal benefit for the years ended December 31, 2025 and 2024 was $1.3 million and $(0.1) million, respectively, and are included in provision for income taxes in the combined consolidated statements of operations and comprehensive income. We are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months.
The Group and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal income tax examination for calendar tax years ending 2022 through 2025. Additionally, we are subject to various state income tax examinations for the 2021 through 2025 calendar tax years.
13.    Lines of Credit and Total Debt Obligations
Revolving Credit Facility. On November 19, 2024 the Company entered into an unsecured revolving credit agreement (“Revolving Credit Facility”) with a group of lenders, which may be used for general corporate purposes. On October 15, 2025, the Company entered into the First Amendment to Credit Agreement ("First Amendment") to its Revolving Credit Facility. The First Amendment increased the Aggregate Commitment to $1.40 billion (the "Commitment") and extended the Facility Termination Date of $1.36 billion of the facility commitments to October 15, 2029, with the remaining $40.0 million commitment continuing to terminate on November 17, 2028. The First Amendment also provides that the aggregate amount of the commitments may increase to an amount not to exceed $1.90 billion (the “accordion” feature) upon our request, subject to receipt of additional commitments from existing or additional lenders and, in the case of additional lenders, the consent of the co-administrative agents. The Revolving Credit Facility includes a $185.0 million sublimit for letters of credit.
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
The Revolving Credit Facility is fully and unconditionally guaranteed, jointly and severally, by most of our homebuilding segment subsidiaries. The term of the guarantees is through the termination of the Revolving Credit Facility. The facility contains various representations, warranties and covenants that we believe are customary for agreements of this type. In the case of a default, the guarantors would be required to perform under the agreement. The financial covenants include a consolidated leverage test and interest coverage test, along with a consolidated tangible net worth covenant, all as defined in the Revolving Credit Facility.
The Revolving Credit Facility also contains customary events of default, including, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, breach of any financial covenant and change of control. Upon the occurrence and during the continuance of any event of default, the Administrative Agent, with the consent or at the direction of the required lenders, may accelerate the payment of the obligations thereunder and exercise various other customary default remedies. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of December 31, 2025.
We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At December 31, 2025 and 2024, there were $35.5 million and $43.6 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. We had $0.0 million and $0.0 million outstanding under the Revolving Credit Facility as of December 31, 2025 and 2024, respectively. As of December 31, 2025, availability under the Revolving Credit Facility was approximately $1.37 billion.
Mortgage Repurchase Facilities. Our Mortgage Operations enter into Mortgage Repurchase Facilities with various lenders, which provide liquidity by providing for the sale of eligible mortgage loans with an agreement by our Mortgage Operations to repurchase the mortgage loans at a future date. HomeAmerican is party to mortgage repurchase facilities with two lenders, which provide HomeAmerican with committed repurchase facilities of up to an aggregate of $300.0 million as of December 31, 2025 (subject to increase by up to $150.0 million under certain conditions with respect to one of the lenders). CLM is party to mortgage repurchase facilities with three lenders, which provide CLM with committed repurchase facilities of up to an aggregate of $165.0 million as of December 31, 2025.
At December 31, 2025 and 2024, our Mortgage Operations had $177.2 million and $256.8 million, respectively, of mortgage loans that they were obligated to repurchase under the Mortgage Repurchase Facilities. Mortgage loans that our Mortgage Operations are obligated to repurchase under the mortgage repurchase facilities are accounted for as a debt financing arrangement and are reported as mortgage repurchase facilities in the combined consolidated balance sheets. Pricing under the mortgage repurchase facilities are based on SOFR.
The Mortgage Repurchase Facilities have varying short term maturity dates through March 3, 2027. The Mortgage Repurchase Facilities contain various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the mortgage repurchase facilities. We believe our Mortgage Operations were in compliance with the representations, warranties and covenants included in the mortgage repurchase facilities as of December 31, 2025.
Effective April 16, 2025, HomeAmerican entered into a Waiver and Consent agreement with one of the Mortgage Repurchase Facilities lenders, in which the lender waived any events of default under the respective Mortgage Repurchase Facility arising with respect to an event of default as HomeAmerican was not in compliance by permitting the Adjusted Tangible Net Worth to be less than $21.0 million for the month ending February 28, 2025.
Woodside Revolving Line of Credit and reimbursement Agreement. On April 13, 2018, Woodside entered into an unsecured revolving credit agreement (“Woodside Line of Credit”) with Mizuho Bank, Ltd., which was used for general corporate purposes. The Woodside Line of Credit was amended on June 30, 2023. The commitment within the agreement was up to $250.0 million. The Woodside Line of Credit matured on June 30, 2024, and was not renewed by Woodside.
Borrowings under the Woodside Line of Credit bore interest at a floating rate that was based on the lender's calculated bank rates plus a spread, or the Fed Funds rate plus a spread plus a 0.40% margin per annum. The Woodside Line of Credit also provided for customary fees including commitment fees payable of 0.15% per annum.
The Woodside Line of Credit was fully and unconditionally guaranteed by SHL. The facility contained various representations, warranties and covenants that we believe are customary for agreements of this type. The Woodside Line of Credit also contained customary events of default, including, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements and breach of any financial covenant. Upon the occurrence and during the continuance of any event of default, the bank had the ability to accelerate the payment of the obligations thereunder and exercise various other customary default remedies.
Chesmar Revolving Line of Credit and reimbursement Agreement. On July 7, 2023, Chesmar entered into an unsecured revolving credit agreement ("Chesmar Line of Credit") with MUFG Bank, Ltd. which was used for general corporate purposes. The Chesmar Line of Credit was amended on September 28, 2023. The commitment within the agreement was $200.0 million. The Chesmar Line of Credit matured on September 27, 2024 and was not renewed by Chesmar.

Borrowings under the Chesmar Line of Credit bore interest at a floating rate that was based on the lender's calculated bank rates plus a spread, or the Fed Funds rate plus a spread plus a 0.70% margin per annum. The Chesmar Line of Credit also provided for customary fees including commitment fees payable of 0.25% per annum.
The Chesmar Line of Credit was fully and unconditionally guaranteed by SHL. The facility contained various representations, warranties and covenants that we believe are customary for agreements of this type. The Chesmar Line of Credit also contained customary events of default, including, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements and breach of any financial covenant. Upon the occurrence and during the continuance of any event of default, the bank had the ability to accelerate the payment of the obligations thereunder and exercise various other customary default remedies.
Senior Notes. Our senior notes are not secured and, while the senior note indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries, with the termination date of the guarantees being upon the maturity of the senior notes. The guarantors would be required to perform upon instances of default. We believe that we are in compliance with the representations, warranties and covenants in the senior note indentures.
Our debt obligations at December 31, 2025 and 2024, net of any unamortized debt issuance costs or discount, were as follows:

	December 31,
	2025	2024
	(Dollars in thousands)
$300 million 3.850% senior notes due January 2030, net	$298,758	$298,478
$350 million 2.500% senior notes due January 2031, net	348,321	348,010
$500 million 6.000% senior notes due January 2043, net	491,858	491,596
$350 million 3.966% senior notes due August 2061, net	346,229	346,183
Total	$1,485,166	$1,484,267
Notes payable, net. Woodside had a term debt agreement ("Woodside Note") with Sumitomo Mitsui Banking Corporation ("SMBC") for $330.0 million at an interest rate of 2.09%. The Woodside Note was guaranteed by SHL. As of December 31, 2024, the outstanding balance of principal and interest was $329.9 million. The Woodside Note was transferred to the Parent effective October 28, 2025, with no continuing obligations existing for either Woodside or SHUS.
Chesmar had a term debt agreement ("Chesmar Note") with SMBC for $100 million at an interest rate of 3.47%. The Chesmar Note was guaranteed by SHL. As of December 31, 2024, the outstanding balance of principal and interest was $100.0 million. Outstanding principal and interest of the Chesmar Note was paid in full on July 29, 2025.
Holt had a term debt agreement ("Holt Note") with Mizuho Bank, Ltd. for $100 million at an interest rate of 2.427%. The Holt Note was guaranteed by SHL. As of December 31, 2024, the outstanding balance of principal and interest was $99.8 million. The Holt Note was transferred to the Parent effective October 28, 2025, with no continuing obligations existing for either Holt or SHUS.
The Company had a promissory note with Surland Companies, LLC for $31.0 million with no interest until the maturity date, on December 31, 2025. After the maturity date, the note bears interest at an annual rate of 10%. This promissory note was in connection with a land sale purchase and related deferred purchase price. Effective December 31, 2025 the Company paid the $31.0 million due under the promissory note with Surland Companies, LLC.
Holt has a promissory note with GME Development, LLC for $3.0 million at an interest rate of 2.08%, with outstanding principal and interest due and payable upon maturity on December 31, 2026. This promissory note is in connection with a land purchase and phased takedown. Outstanding principal and interest was $3.0 million as of December 31, 2025 and 2024.
Intercompany unsecured revolving credit agreement. Woodside, Chesmar and Holt each had an unsecured revolving credit agreement with Parent with commitments of $250.0 million, $500.0 million and $175.0 million, respectively ("Intercompany Credit Agreements"). The Intercompany Credit Agreements were effective November 20, 2024, had a termination date of June 30, 2026 and were automatically extended for one-year periods unless written notice of termination was provided by either party as of the end of the annual period. As of December 31, 2024, Chesmar had an outstanding balance of $187.0 million. Woodside and Holt had no outstanding balances as of December 31, 2024.
Borrowings bore interest at a floating rate equal to the weighted average of the total interest rate and fees incurred by Parent under the agreements with the Parent's third-party banks, and included any guaranty fee incurred by the Parent under agreements with SHL. The Intercompany Credit Agreement also provided for customary fees including commitment fees of the weighted average of the total commitment fees imposed by Parent's third-party banks per annum.
The Intercompany Credit Agreements contained various representations, warranties and covenants that we believe are customary for agreements of this type. The Intercompany Credit Agreements also contained customary events of default, including, without limitation, payment defaults, material inaccuracy of representations and warranties, bankruptcy and insolvency proceedings. Upon the occurrence and during the continuance of any event of default, the Parent had the ability to accelerate the payment of the obligations thereunder and exercise various other customary default remedies. As a part of the execution of the Common Control Mergers, the Intercompany Credit Agreements were terminated on November 30, 2025, with respect to Woodside, and December 31, 2025, with respect to Chesmar and Holt, with all amounts due under the Intercompany Credit Agreements payable within five business days of the termination date. As of December 31, 2025, Chesmar and Holt had outstanding balances of $407.8 million and $80.0 million, respectively.
Related party note. In June 2023, Woodside borrowed $99.9 million from SHUSH under the terms of an unsecured intercompany loan agreement. The unpaid principal amount of the loan bore interest at a rate of 6.21% per annum. Interest payments on the loan were due the last business day of each May and November through loan maturity. Principal payments throughout the term of the loan were allowed but not required. Outstanding principal and interest was due and payable upon maturity on June 7, 2030. As of December 31, 2024, the full $99.9 million related party note payable remained outstanding. The $99.9 million related party note was transferred to the Parent effective October 28, 2025, with no continuing obligations existing for either Woodside or SHUS.
14.    Related Party Transactions
In June 2023, Woodside borrowed $99.9 million from SHUSH under the terms of an unsecured intercompany loan agreement. The unpaid principal amount of the loan bore interest at a rate of 6.21% per annum. Interest payments on the loan were due the last business day of each May and November through loan maturity. Principal payments throughout the term of the loan were allowed but not required. Outstanding principal and interest was due and payable upon maturity on June 7, 2030. As of December 31, 2024, the full $99.9 million related party note payable remained outstanding. The $99.9 million related party note was transferred to the Parent effective October 28, 2025, with no continuing obligations existing for either Woodside or SHUS.
SHL was the guarantor of the Woodside Note, Chesmar Note and Holt Note. SHL charged Woodside, Chesmar and Holt a guarantee fee of 0.48%, 0.22% and 0.12% per annum, respectively, of the aggregate loan outstanding. Woodside, Chesmar and Holt account for guarantee fees as a component of interest. Outstanding principal and interest of the Chesmar Note was paid in full on July 29, 2025. The Woodside Note and Holt Note were transferred to the Parent effective October 28, 2025, with no continuing obligations existing for Woodside, Holt or SHUS.
Intercompany unsecured revolving credit agreement. Woodside, Chesmar and Holt each had an unsecured revolving credit agreement with Parent with commitments of $250.0 million, $500.0 million and $175.0 million, respectively ("Intercompany Credit Agreements"). The Intercompany Credit Agreements were effective November 20, 2024, had a termination date of June 30, 2026 and were automatically extended for one-year periods unless written notice of termination was provided by either party as of the end of the annual period. As of December 31, 2024, Chesmar had an outstanding balance of $187.0 million. Woodside and Holt had no outstanding balances as of December 31, 2024.
Borrowings bore interest at a floating rate equal to the weighted average of the total interest rate and fees incurred by Parent under the agreements with the Parent's third-party banks, and included any guaranty fee incurred by the Parent under agreements with SHL. The Intercompany Credit Agreement also provided for customary fees including commitment fees of the weighted average of the total commitment fees imposed by Parent's third-party banks per annum.
The Intercompany Credit Agreements contain various representations, warranties and covenants that we believe are customary for agreements of this type. The Intercompany Credit Agreements also contain customary events of default, including, without limitation, payment defaults, material inaccuracy of representations and warranties, bankruptcy and insolvency proceedings. Upon the occurrence and during the continuance of any event of default, the Parent had the ability to accelerate the payment of the obligations thereunder and exercise various other customary default remedies. As a part of the execution of the Common Control Mergers, the Intercompany Credit Agreements were terminated on November 30, 2025, with respect to Woodside, and December 31, 2025, with respect to Chesmar and Holt.
The following table summarizes interest incurred, capitalized to inventory, and expensed as a result of the related party notes and intercompany unsecured revolving credit agreements and intercompany guarantee fees:

	Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Capitalized interest, beginning of year	$9,560	$—
Assumed in Common Control Mergers	—	6,212
Interest incurred	19,825	10,380
Interest within cost of sales	(13,179)	(7,032)
Capitalized interest, end of year	$16,206	$9,560
SHRH and affiliates are considered a related party for the period subsequent to the Merger closing on April 19, 2024. As of December 31, 2025 and 2024 the Group had accounts receivable due from Parent of $47.2 million and $265.6 million, respectively. The receivable in 2025 was largely related to Woodside receivables associated with cash sweep accounts. The receivable in 2024 was largely related to Woodside receivables associated with cash sweep accounts, payments in connection with the Merger funded by the Company, and other various transactions with the Parent that are included within Accounts receivable due from Parent in the combined consolidated balance sheets.
As of December 31, 2025 and 2024, the Group had $2.2 million and $3.6 million, respectively, of related party payables related to interest payable under the related party notes, intercompany unsecured revolving credit agreements, guarantee fees to SHL, and other various payables with the Parent and affiliates. During the years ended December 31, 2025 and 2024, the Group recognized $7.1 million and $1.0 million of interest income in association with the cash pooling arrangement with the Parent within interest and other income on the combined consolidated statement of operations and comprehensive income.
The Company is party to a trademark license agreement with Parent and its affiliates pursuant to which it pays a royalty fee for use of these trademarks. During the years ended December 31, 2025 and 2024, the Company recognized $2.4 million and $0.6 million of royalty fees within selling, general and administrative expenses on the combined consolidated statement of operations and comprehensive income.
During the years ended December 31, 2025 and 2024, the Company purchased $4.4 million and $1.1 million, respectively, of construction related materials, such as framing materials, exterior wall panels and other related materials from Parent and some of its affiliates for use by the Company's homebuilding subsidiaries. These amounts are recognized within inventories on the combined consolidated balance sheets when paid and within home cost of sales on the combined consolidated statement of operations and comprehensive income when the homes close.
Within Inventories in the combined consolidated balance sheets is $63.8 million and $63.7 million of land purchased by the Group from affiliates of SHRH as of December 31, 2025 and 2024.

15.    Commitments and Contingencies
Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At December 31, 2025, we had outstanding surety bonds and letters of credit totaling $775.9 million and $169.1 million, respectively, including $133.6 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $421.4 million and $136.2 million, respectively. All letters of credit as of December 31, 2025, excluding those issued by HomeAmerican, were issued either under our unsecured Revolving Credit Facility (see Note 13, Lines of Credit and Total Debt Obligations, for further discussion of the Revolving Credit Facility) or stand alone bi-lateral Letter of Credit Agreement. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.
We have made no material guarantees with respect to third-party obligations.
Litigation Reserves. Because of the nature of the homebuilding business, we have been named as defendants in various claims, complaints and other legal actions arising in the ordinary course of business, including product liability claims and claims associated with the sale and financing of homes. In the opinion of management, the outcome of these ordinary course matters will not have a material adverse effect upon our financial condition, results of operations or cash flows. At December 31, 2025 and 2024, we had $37.5 million and $10.2 million, respectively, of legal accruals recorded in accrued and other liabilities in the combined consolidated balance sheets.
On November 13, 2024, Building Trades Pension Fund of Western Pennsylvania, acting on behalf of itself and a putative class of similarly situated stockholders of M.D.C. Holdings, Inc. (“MDC”), filed a class action complaint in the Court of Chancery of the State of Delaware against Larry A. Mizel (“Mr. Mizel”), David D. Mandarich (“Mr. Mandarich”), and SHRH. The complaint alleges, among other things, that, in connection with the acquisition of MDC by SHRH and its affiliates, Mr. Mizel and Mr. Mandarich breached their fiduciary duty to MDC and that SHRH aided and abetted such breach. Pursuant to indemnification agreements, SHUS has an obligation to indemnify Mr. Mizel and Mr. Mandarich in this matter. SHUS, in connection with such indemnification obligations, plans to vigorously defend against these allegations by the putative class plaintiffs. On or about March 3, 2025, all claims against SHRH were dismissed without prejudice. On or about January 15, 2026, a term sheet was executed by all parties to settle the Building Trades Pension Fund of Western Pennsylvania class action complaint for $25.0 million, which is anticipated to be fully covered by the Company's third-party insurance providers.
Lot Option Contracts. In the ordinary course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allow us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, and minimizes the amount of land inventories on our combined consolidated balance sheets. In certain cases, these contracts will be settled shortly following the end of the period. Our obligation with respect to Option Contracts is generally limited to forfeiture of the related deposits. At December 31, 2025, we had letters of credit and cash deposits totaling $87.7 million and $15.5 million, respectively, at risk associated with options to purchase 10,076 lots.

16.    Concentration of Third-Party Mortgage Purchasers
The following table sets forth the percent of mortgage loans sold by HomeAmerican to its primary third party purchasers during 2025 and 2024. No other third parties purchased greater than 10 percent of our mortgage loans during 2025 or 2024.

	Year Ended December 31,
	2025	2024
PennyMac Loan Services, LLC	24%	33%
PHH Mortgage	16%	19%
Mr. Cooper	15%	2%
Fannie Mae	12%	6%

17.    Employee Benefit Plans
Employee Equity Incentive Plans. On April 27, 2011, our shareholders approved the M.D.C Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Equity Incentive Plan”) which provided for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards to employees of the Company. Stock options granted under the 2011 Equity Incentive Plan had an exercise price that is at least equal to the fair market value of our common stock on the date the stock option is granted, generally vested in periods up to five years and expired ten years after the date of grant. On April 27, 2021, the 2011 Equity Incentive Plan terminated and awards outstanding at the time the plan terminated remain outstanding in accordance with the terms and conditions of the plan and award agreement. There are no remaining shares of MDC common stock reserved for awards under the 2011 Equity Incentive Plan as of December 31, 2025 or 2024.
On April 26, 2021, our shareholders approved the M.D.C Holdings, Inc. 2021 Equity Incentive Plan (the "2021 Equity Incentive Plan") which provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based and cash awards to employees of the Company. Stock options granted under the 2021 Equity Incentive Plan have an exercise price that is at least equal to the fair market value of our common stock on the date the stock option is granted, generally vest in periods up to five years and expire ten years after the date of grant. On April 17, 2023, our shareholders approved the First Amendment to the M.D.C. Holdings, Inc. 2021 Equity Incentive Plan, which increased the number of shares of common stock available under the plan by an additional 3.0 million shares. As a result of the Merger, the 2021 Equity Incentive Plan terminated. There are no remaining shares of MDC common stock reserved for awards under the 2021 Equity Incentive Plan as of December 31, 2025 or 2024.
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
Director Equity Incentive Plans. Effective April 27, 2011, our shareholders approved the M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors (the “2011 Director Stock Option Plan”), which provided for the grant of non-qualified stock options to non-employee directors of the Company. Effective March 29, 2016, our shareholders approved an amendment to the 2011 Director Stock Option Plan to provide the non-employee directors with an alternative to elect to receive an award of restricted stock in lieu of a stock option. Pursuant to the 2011 Director Stock Option Plan as amended, on August 1 of each year, each non-employee director was granted either (1) an option to purchase 25,000 shares of MDC common stock or (2) shares of restricted stock having an expense to the Company that is equivalent to the stock option. Effective April 20, 2020, our shareholders approved an amendment and restatement of the 2011 Director Stock Option Plan to (1) rename the 2011 Director Stock Option Plan as the M.D.C. Holdings, Inc. 2020 Equity Plan for Non-Employee Directors (such amended and restated 2011 Director Plan, the "2020 Director Equity Plan"), (2) increase the number of shares covered by the annual grant of each stock option to 33,067 shares (without increasing the total number of shares authorized under the plan) to reflect, on a going forward basis, the stock dividends declared by the Company, (3) provide that the number of shares covered by the annual grant shall be proportionally increased or decreased in the future for any increase or decrease in the number of shares of stock outstanding on account of any recapitalization, split, reverse split, combination, exchange, dividend or other distribution payable in shares of stock, and (4) extend the 2020 Director Equity Plan's termination date to April 20, 2030. Each option granted under the 2020 Director Equity Plan vests immediately, becomes exercisable six months after grant, and expires ten years from the date of grant. The option exercise price must be equal to the fair market value (as defined in the plan) of our common stock on the date of grant of the option. Each restricted stock award granted under the 2020 Equity Plan vests seven months after the grant date. As a result of the Merger, the 2020 Director Equity Plan terminated. There are no remaining shares of MDC common stock reserved for awards under the 2020 Director Equity Plan as of December 31, 2025 or 2024.
As part of the Merger the shares of restricted stock awarded under the 2020 Director Equity Plan were fully vested, cancelled and automatically converted into the right to receive an amount in cash. Similarly, the then outstanding stock options granted under the 2020 Director Equity Plan were fully vested, cancelled and automatically converted into the right to receive an amount in cash.
18.    Stock Based Compensation
Stock Option Award Activity.  Stock option activity under our option plans, restated as applicable for stock dividends, for the years ended December 31, 2025 and 2024 were as follows.

	Year Ended December 31,
	2025		2024
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding Stock Option Activity
Outstanding, beginning of year	—	N/A	3,184,473	$28.45
Granted	—	N/A	—	—
Exercised	—	N/A	(1,653)	17.20
Forfeited	—	N/A	—	N/A
Cancelled	—	N/A	(3,182,820)	28.46
Outstanding, end of year	—	$—	—	$—

    As a result of the Merger, all option awards that were outstanding as of immediately prior to the closing of the Merger were fully vested, cancelled and automatically converted into the right to receive an amount in cash.
The total intrinsic value of options (difference between price per share as of the exercise date and the exercise price, times the number of options outstanding) exercised during the year ended December 31, 2024 was $0.1 million. There were no outstanding or exercised options during the year ended December 31, 2025.
Total compensation expense relating to stock options was $0.0 million and $0.0 million for the years ended December 31, 2025 and 2024, respectively. Our recognized tax benefit from this expense for the years ended December 31, 2025 and 2024 was $0.0 million for each year.
As of December 31, 2025, there was no unrecognized compensation cost related to stock options that is expected to be recognized as an expense by the Company in the future.
For the years ended December 31, 2025 and 2024 the Company received cash from the exercise of stock option awards of $0.0 million and $0.0 million, respectively. Our realized tax benefit from stock options exercised or cancelled and automatically converted into the right to receive an amount in cash in connection with the Merger for the years ended December 31, 2025 and 2024 was $0.0 million and $24.7 million, respectively.

Restricted Stock Award Activity. Non-vested restricted stock awards, restated as applicable for stock dividends, at December 31, 2025 and 2024 and changes during those years were as follows:

	Year Ended December 31,
	2025		2024
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested, beginning of year	—	$—	444,649	$45.18
Granted	—	—	—	—
Vested	—	—	(444,348)	45.17
Forfeited	—	—	(301)	55.40
Unvested, end of year	—	$—	—	$—
    As a part of the Merger, all RSA's, whether vested or unvested, outstanding as of immediately prior to the closing of the Merger were fully vested, cancelled and automatically converted into the right to receive an amount in cash.
Total compensation expense relating to restricted stock awards was $0.0 million and $4.5 million the years ended December 31, 2025 and 2024, respectively. Our recognized tax benefit from this expense for the years ended December 31, 2025 and 2024 was $0.0 million and $2.9 million, respectively.
The total intrinsic value of restricted stock which vested during each of the years ended December 31, 2025 and 2024 was $0.0 million and $27.7 million, respectively.
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
Our employee equity incentive plans permit us to withhold from the total number of shares that otherwise would be released to a restricted stock or performance share unit award recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due. For the years ended December 31, 2025 and 2024, 0 and 408,477 shares were withheld, respectively, resulting in $0.0 million and $25.6 million of income tax withholding, respectively, being remitted on behalf of the employees.

19. Stockholders' Equity
Cash Dividends. In the year ended December 31, 2024, we paid dividends of $0.55 per share (prior to the Merger). In 2024 subsequent to the Merger, we paid dividends of $169.6 million. During the year ended December 31, 2025, we paid dividends of $225.2 million.
Common Stock Repurchase Program. Through April 19, 2024, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock under this repurchase program during the year ended December 31, 2024. The repurchase program ended upon the Merger.

20.    Merger
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
The aggregate consideration of the Merger was approximately $4.9 billion, of which the Company funded $664.6 million. Included within these amounts is $53.2 million of compensation expense for the year ended December 31, 2024, related to the vesting of equity awards as of the closing of the Merger, which are included within the Selling, general and administrative expenses line item within the combined consolidated statements of operations and comprehensive income.
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
The Company incurred $39.4 million of transaction costs during the year ended December 31, 2024 in connection with the Merger. During the year ended December 31, 2025, with the issuance of final regulations in 2025 the $4.8 million of excise tax included within prior year transaction cost was no longer applicable and accordingly was reversed in 2025. Both of these amounts were recorded within the Transaction costs line item within the combined consolidated statements of operations and comprehensive income. The Company incurred $19.4 million of expense during the year ended December 31, 2024, related to key executives' transaction bonuses in connection with the Merger, which are included within the Selling, general and administrative expenses line item within the combined consolidated statements of operations and comprehensive income.
21.    Common Control Mergers
On December 1, 2025, Parent contributed (for no consideration) to the Company all of Parent's interests in its wholly owned subsidiary Woodside. Woodside is a homebuilding company with operations in Arizona, California, Idaho, Nevada and Utah. On January 1, 2026, Parent contributed (for no consideration) to the Company all of Parent’s interests in its wholly owned subsidiaries Chesmar and Holt. Chesmar and Holt are homebuilding companies with operations in Texas, Oregon, and Washington.
Immediately prior to the contribution, the sole stockholder of the Company was also the sole stockholder of Woodside, Chesmar and Holt. As a result of the common ownership upon closing of the transactions, the acquisitions were considered common-control transactions and were outside the scope of the business combination guidance in ASC 805-50. The entities are deemed to be under common control as of April 19, 2024, which was the date that the sole stockholder acquired control of the Company and, therefore, held control over the Group. The combined consolidated financial statements incorporate Woodside, Chesmar and Holt financial results and financial information for the period beginning April 19, 2024, and the comparative information of the prior period does not include the financial results of Woodside, Chesmar and Holt prior to April 19, 2024.
Assets acquired and liabilities assumed are reported at the Parent's historical carrying amounts and the net assets are recognized in additional paid-in capital. The following table summarizes the historical balances of the assets acquired and liabilities assumed as of April 19, 2024:

	Woodside	Holt	Chesmar
	(Dollars in thousands)
Assets acquired
Homebuilding:
Cash and cash equivalents	$20,987	$19,952	$27,056
Trade and other receivables	9,386	18,213	6,714
Accounts receivable due from Parent	2,117	1,170	—
Total inventories	1,372,565	493,430	665,338
Property and equipment, net	22,889	1,426	582
Deferred tax assets, net	5,574	5,368	14,321
Prepaid and other assets	67,999	21,982	42,498
Investment in unconsolidated entities	44,374	—	15,262
Goodwill and intangible assets, net	68,951	3,506	168,189
Total homebuilding assets acquired	$1,614,842	$565,047	$939,959
Financial Services:
Cash and cash equivalents	$—	$—	$13,032
Restricted Cash	—	—	433
Mortgage loans held-for-sale, net	—	—	20,301
Due from related parties	—	—	46
Other assets	—	—	8,369
Total financial services assets	—	—	42,181
Total Assets	$1,614,842	$565,047	$982,140

Liabilities assumed
Homebuilding:
Accounts payable	$49,035	$16,025	$33,864
Accrued and other liabilities	107,538	44,365	47,156
Related party payables	3,051	149	304
Related party note	99,900	—	—
Related party line of credit	—	20,000	—
Revolving credit facility	10,000	—	185,000
Notes payable, net	359,831	102,689	100,000
Total homebuilding liabilities assumed	$629,355	$183,228	$366,324
Financial Services:
Accounts payable and accrued liabilities	$—	$—	$2,029
Mortgage repurchase facilities	—	—	24,767
Total financial services liabilities	—	—	26,796
Total Liabilities	$629,355	$183,228	$393,121

Net assets	$985,487	$381,819	$589,019
22.    Goodwill
Through the common control acquisition of Woodside, Chesmar and Holt the Company reflected the transferred assets and liabilities at the historical cost of the Parent under ASC 805 Business Combinations, which included $65.2 million and $160.8 million of goodwill related to Woodside and Chesmar, respectively. Homebuilding goodwill is included in our combined consolidated balance sheet in the homebuilding section within goodwill and intangible assets, net, and Financial Services goodwill is included in the financial services section within other assets. In accordance with ASC 350, we assess the recoverability of goodwill annually, or more frequently, if impairment indicators are present.
A summary of the carrying amount of goodwill follows (in thousands):

	Homebuilding				Financial Services
	West	Mountain	East	Corporate	Mortgage Operations	Other	Total
Balance as of January 1, 2024	$6,008	$—	$—	$—	$—	$—	$6,008
Additions	212,536	8,857	—	—	2,545	2,101	226,039
Balance as of December 31, 2024	$218,544	$8,857	$—	$—	$2,545	$2,101	$232,047
Additions	—	—	—	—	—	—	—
Balance as of December 31, 2025	$218,544	$8,857	$—	$—	$2,545	$2,101	$232,047
23.    Subsequent Events
On or about January 15, 2026, a term sheet was executed by all parties to settle the Building Trades Pension Fund of Western Pennsylvania class action complaint for $25.0 million, which is anticipated to be fully covered by the Company's third-party insurance providers.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors of the Registrant
The Company's Amended and Restated Bylaws state that the number of directors shall be determined from time to time by resolution of the Company's Board of Directors ("Board"), provided the Board shall consist of at least one member. No reduction of the authorized number of directors shall have the effect of removing any director before that director’s term of office expires. Directors shall be elected at each annual meeting of stockholders to hold office until the next annual meeting. Each director, including a director elected to fill a vacancy, shall hold office until such director’s successor is elected and qualified or until such director’s earlier death, resignation or removal. The following is a brief description of the names, ages, and business experience during at least the past five years of each Director of the Company as of December 31, 2025. Their experience, qualifications, attributes or skills, set forth below, have led to the Board's conclusion that each person should serve as a Director, in light of the Company’s business and structure. None of the Directors holds, or has held during the past five years, any directorship in any company with a class of securities registered pursuant to Section 12 of the Exchange Act, subject to the requirements of Section 15(d) of the Exchange Act or registered as an investment company under the Investment Company Act of 1940. The ages of the directors set forth below are given as of December 31, 2025.
David N. Viger, 50, joined the Company in 2004 and served as Chief Operating Officer for the Company’s subsidiary Richmond American Homes from 2020 to 2024. Effective January 1, 2025, Mr. Viger was appointed as President and Chief Executive Officer of the Company. Mr. Viger graduated from the Naval Academy in Annapolis, MD with a Bachelor of Science and ended his naval career at the rank of Lieutenant. Upon completion of his military obligations, he signed as an unrestricted free agent with the New York Jets and spent 5 years in the NFL.
Robert N. Martin, 47, was appointed Senior Vice President and Chief Financial Officer in May 2015. He also served as the principal accounting officer from May 2015 until August 2020 and resumed that role in June 2021 through January 2023. He previously served as Vice President – Finance and Business Development. In April 2013, he was promoted to the position of Vice President of Finance and Corporate Controller. In his current role, Mr. Martin has direct oversight of the Company's division and corporate accounting, tax, treasury, investor relations, information technology and finance, planning and analysis functions. Additionally, he has served on all of the Company’s Asset Management Committees ("AMCs") and has performed a key role in the Company's capital markets activities. He is an officer, director or both of many of the Company’s subsidiaries. Mr. Martin received a bachelor’s degree in Accounting and Computer Applications from the University of Notre Dame and is both a Certified Public Accountant and a CFA charterholder.
Paris G. Reece III, 71, was formerly the Company’s Chief Financial Officer and Principal Accounting Officer, and retired on August 1, 2008. Since his retirement, Mr. Reece has performed consulting work and served in a volunteer position as the President of Cancer League of Colorado, a leading non-profit organization that was established over fifty years ago to raise money for cancer research and patient care. He joined the Company's Board of Directors in May 2013. As a Certified Public Accountant (Texas, non-practicing), a former Chief Financial Officer and a highly respected person within the homebuilding industry, Mr. Reece is uniquely qualified to provide the Company with strong oversight of accounting and financial matters, as well as the operation of the Company's homebuilding and financial services businesses.
Toru Tsuji, 59, is the Managing Officer of Sekisui House, Chief Executive Officer of SH Residential Holdings, a wholly owned subsidiary of Sekisui House. Before joining Sekisui House as head of Business Strategy Office of the International Business Department in 2019, he worked at Mitsubishi Corporation. He joined Mitsubishi Corporation in 1990 and held various positions in real estate-related business units including as President and Chief Executive Officer of Mitsubishi Corp.-UBS Realty Inc., a former joint venture between Mitsubishi Corporation and UBS AG.
James Richard (Rick) Robideau, 64, is the executive advisor to the Chief Executive Officer of SH Residential Holdings, a wholly owned subsidiary of Sekisui House, and has over 30 years of experience in the U.S. homebuilding business in various positions, including President and Chief Financial Officer of Ford Custom Classic Homes, a home builder in Franklin, Tennessee, from October 2008 to April 2010 and Chief Financial Officer for Woodside Homes, a U.S. subsidiary of Sekisui House group, from April 2010 to April 2022.
Satoshi Yoshimura, 57, is the Senior Vice President, Head Representative of Denver Office of SH Residential Holdings, a wholly owned subsidiary of Sekisui House, and has extensive experience in the investment banking and real estate industries. He joined Sekisui House upon the formation of the International Business Department in 2008. Before joining the International Business Department of Sekisui House, he covered Sekisui House as an industry coverage banker in the real estate group at

Morgan Stanley. He holds an MBA from the University of California, Berkeley, and a Bachelor of Law from Waseda University in Japan.
Toru Ishii, 59, is the Senior Managing Officer in charge of Development Business including International Business at Sekisui House. He joined Sekisui House in April 1990 and has since experienced sales planning work in the urban development business and engaged in developing new markets such as the hotel development business and the office development business. He has been in charge of the development business since 2012, focusing on human resources development and demonstrating the comprehensive capabilities of the Sekisui House group. He has been steadily promoting enhancement of the business foundation in new markets and the development of the organizational structure of the Sekisui House group. He has been responsible for International Business since 2019.
Keizo Yoshimoto, 61, is the Senior Managing Officer, Head of Corporate Administration Headquarters at Sekisui House. He joined Sekisui House in 1989 and was in charge of planning and sales for effective land utilization and urban development projects. In 1996, he was assigned to the Legal Department of the General Affairs Division, where he was in charge of risk management and organizational restructuring. In 2009, he was appointed to the position of President's Special Assignment in the Secretarial Department in order to respond to various internal and external matters with flexibility and speed, not limited to legal areas. In 2017, he was appointed as General Manager of the Legal Department, where he has promoted the governance reform of the Sekisui House group and is involved in the operation of the Board of Directors, the Personnel Affairs and Remuneration Committee, management meetings and other corporate bodies.
Toru Fujita, 58, is the Managing Officer in charge of Accounting and Finance of Sekisui House and has been the officer in charge of accounting and finance since he joined Sekisui House in June 2022. Prior to that, he spent nearly 31 years with Mitsubishi UFJ Financial Group, including more than ten years of experience in the areas of financial planning and analysis, regulatory and economic capital management and allocation and bond issuance. He was posted in the United States for around ten years, where he worked in New York, New York, at the Head Office for the Americas, San Francisco, California, at Union Bank, and completed a one-year MBA program at the Massachusetts Institute of Technology in Boston, Massachusetts.
Kenichi Kumemoto, 53, has 30 years of experience in the energy business and the real estate business, both in Japan and overseas (and in almost all asset types including residential, office, commercial, hotel, and logistics facilities) at Mitsubishi Corporation, and had experience in mergers and acquisitions as well as post-merger integration matters, as the CEO of a retail facility operating company. He has management experiences in the United States, China and the Philippines. In 2021, he was appointed President and CEO of Ascot, a listed residential developer based in Japan, and launched new businesses, such as logistics development and asset management. He joined Sekisui House in 2022 and is Operating Officer and Head of International Strategy Department.
George C. Yeonas, 71, has 34 years of experience in the real estate and homebuilding industry, including Chief Operating Officer positions at both public and private homebuilders, and has been an advisor to Woodside Homes since 2016, as well as to SH Residential Holdings, a wholly owned subsidiary of Sekisui House, on the acquisition of Chesmar Homes and SHUS Holdings. He has a deep knowledge of real estate/ESG. He also teaches at Georgetown University.

The following table provides the membership of each standing committee of the Board in 2025:

Name	Audit	Compensation
Toru Fujita	M
Toru Ishii		C
Kenichi Kumemoto
David N. Viger
Robert N. Martin
Paris G. Reece	C
Rick Robideau	M	M
Toru Tsuji		M
George C. Yeonas	M
Keizo Yoshimoto	M
Satoshi Yoshimura		M
C = Chair; M = Member

Executive Officers of the Registrant
Set forth below are the names and offices held by the executive officers of the Company as of December 31, 2025. The Board, after reviewing the functions performed by the Company's officers, has determined that, for purposes of Item 401 of SEC Regulation S-K, only these officers are deemed to be executive officers of the Company. These officers also constitute our Named Executive Officers ("NEOs").
The executive officers of the Company hold office until their successors are duly elected and qualified or until their resignation, retirement, death or removal from office. Biographical information on Messrs. Viger and Martin, who serve as Directors and executive officers of the Company, is set forth under "Directors of the Registrant" above.

Name	Age	Position
David N. Viger	50	President and Chief Executive Officer
Robert N. Martin	47	Senior Vice President and Chief Financial Officer

On December 16, 2024, the Board appointed, effective January 1, 2025, David N. Viger and Robert N. Martin to fill vacancies as Directors of the Company and also appointed Mr. Viger as President and Chief Executive Officer of the Company effective January 1, 2025.

Delinquent Section 16(a) Reports

The Company's executive officers and Directors and certain owners of more than ten percent of the Company's common stock are required under Section 16(a) of the Exchange Act to file initial reports of ownership and reports of changes in ownership of common stock of the Company with the SEC. As all common stock of the Company was owned by the SH Residential Holdings, LLC during the year-ended December 31, 2025, no such reports were required to be filed.

Audit Committee

The Audit Committee of the Board of Directors ("Audit Committee"), which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act, consists of Mr. Reece, who serves as Chairman, Mr. Fujita, Mr. Yoshimoto, Mr. Robideau and Mr. Yeonas. Messrs. Reece and Yeonas of the Audit Committee are "independent" and "financially literate" in the judgment of the Board, as defined in the listing standards of the NYSE and the rules of the SEC. Messrs. Fujita, Robideau and Yoshimoto are considered "financially literate" but not "independent" in the judgment of the Board, as defined in the rules of the SEC. The Board has determined that Mr. Reece is an "audit committee financial expert" as defined by applicable SEC regulations. The Board believes that his experience and qualifications described above under "Directors of the Registrant" qualify him to act as the Audit Committee's audit committee financial expert. The Audit Committee met five times during 2025.

The organization, functions and responsibilities of the Audit Committee are described in the restated charter for the Audit Committee, which is posted on the investor relations section of the Company's website, ir.richmondamerican.com.

Code of Ethics

We will provide to any shareholders or other person without charge, upon request, a copy of our Corporate Code of Conduct, code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (collectively “senior financial officers”) and the charters for our Audit Committee and the Compensation Committee of the Board of Directors ("Compensation Committee"). You may obtain these documents on our website at ir.richmondamerican.com, under our Investor Relations section or by contacting our Investor Relations department at 1-866-424-3395. Our intention is to post on our website any amendments to or waivers from our code of ethics applicable to our senior financial officers if such disclosure is required.

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

Item 11. Executive Compensation.
Executive Compensation - Compensation Discussion and Analysis

Executive Summary

For fiscal 2025, our named executive officers were:

Named Executive Officers
David N. Viger	President and Chief Executive Officer (“CEO”)
Robert N. Martin	Senior Vice President and Chief Financial Officer (“CFO”)

Components of Executive Compensation
On July 12, 2024, the Company entered into employment agreements with the CEO (then in his role as COO) and CFO ("Employment Agreement(s)") in conjunction with the closing of the Merger which provided for their continued employment.

The base salary for the CEO was set by the Compensation Committee on January 16, 2025, following his appointment to the CEO role on January 1, 2025. The base salary for the CFO was established based on the offer made to him in connection with his Employment Agreement.

The 2025 annual incentive compensation was based on the CEO and CFO's Employment Agreements. The 2025 target award for the CEO's annual incentive compensation was increased to $4,500,000 by the Compensation Committee, following his appointment to the CEO role on January 1, 2025. The CEO and CFO both received their minimum annual guaranteed award under their Employment Agreements of $2,250,000 and $1,700,000, respectively. The Employment Agreements also allow additional incentive amounts to be paid as a discretionary special bonus. For 2025, the Compensation Committee authorized the CEO and CFO to be paid additional amounts as discretionary special bonuses of $1,125,000 and $850,000, respectively, in consideration of their performance amidst difficult market conditions and their extra efforts in the integration of the U.S. homebuilding businesses.

The 2025 long term incentive compensation was in the form of cash-based awards that vest, subject to the executives' continuous service with the Company, on January 1st of the second year following the year of the grant date. The 2025 long term incentive awards granted to the CEO and CFO were $2,250,000 and $1,700,000, respectively, the amounts the Compensation Committee determined appropriate, in light of the rest of the compensation package, to encourage Executive retention through the term of the award vesting. The awards were granted on February 24, 2025 and will vest, subject to the executives' continuous service with the Company, on January 1, 2027.

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

Other Compensation

In 2025, our executive officers also received compensation in the form of 401(k) employer contributions and cell phone allowances.

Executive Compensation Tables

Summary Compensation Table

For the fiscal years ended December 31, 2025, 2024 and 2023, the following table summarizes the compensation of the Company’s named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($) [2]	Stock Awards ($) [1]	Option Awards ($)	Non-Equity Incentive Plan Comp ($) [2]	Change in Pension and Nonqualified Deferred Comp Earnings ($)	All Other Comp ($)	Total ($)
David N. Viger, President and Chief Executive Officer [3]	2025	$900,000	$1,125,000	$—	N/A	$4,500,000	N/A	$792	$6,525,792
Robert N. Martin, Senior Vice President and Chief Financial Officer	2025	$850,000	$850,000	$—	N/A	$3,400,000	N/A	$11,142	$5,111,142
	2024	$850,000	$236,533	$—	N/A	$3,163,467	N/A	$11,142	$6,810,620
	2023	$850,000	$3,500,000	$2,738,169	N/A	N/A	N/A	$9,870	$7,098,039

1 The amounts shown in the "Stock Awards" column are based on the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of the following:

2023
–For Mr. Martin, Performance Share Units ("PSUs") were granted on August 23, 2023. These awards are performance based, and, therefore, the amounts in the table above include $738,204 reflecting the aggregate grant date fair value of the awards ($42.18) multiplied by the target number of shares. Assuming achievement of the highest level of performance for these awards, the grant date fair value of the performance-based equity awards total $1,476,409.
–For Mr. Martin, this column includes $1,999,965 in RSAs that were granted February 3, 2023 based on his 2022 performance.

For a description of assumptions used in valuing the awards, please see Note 19 (Stock Based Compensation).

2 The non-equity incentive plan compensation amounts in 2024 and 2025 were paid in cash in accordance with the terms of Messrs. Viger and Martin's Employment Agreements, as compensation for that year's performance. The amounts were paid in the subsequent year. In the year ended 2024, Mr. Martin earned $3,163,467. The Compensation Committee, in their discretion, awarded Mr. Martin a special bonus of $236,533. In the year ended 2025, Messrs. Viger and Martin earned $2,250,000 and $1,700,000, respectively. The Compensation Committee, in their discretion, awarded Messrs. Viger and Martin a special bonus of $1,125,000 and $850,000, respectively. For Messrs. Viger and Martin, the non-equity incentive plan column in 2025 also includes $2,250,000 and $1,700,000, respectively, of cash based long term incentive awards granted on February 24, 2025.

3 Mr. Viger was appointed as President and Chief Executive Officer effective as of January 1, 2025.

All Other Compensation

The table below provides a breakdown of all other compensation for 2025 for the named executive officers:

Name	401(k) Match [1]	Other [2]	Total
David N. Viger	$—	$792	$792
Robert N. Martin	$10,350	$792	$11,142

1 401(k) match represents amounts paid in 2025 based on 2024 401(k) deferrals.

2 The amounts shown for “Other” represent cell phone allowances.

Grants of Plan-Based Awards in 2025

The following table sets forth certain information with respect to awards made during 2025 to our named executive officers. There were no equity grants during 2025.

		Estimated possible payouts under non-equity incentive plan awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
David N. Viger	—	2,250,000	4,500,000	9,000,000	[1]
David N. Viger	2/24/2025		2,250,000		[2]
Robert N. Martin	—	1,700,000	3,400,000	6,800,000	[1]
Robert N. Martin	2/24/2025		1,700,000		[2]

1 Messrs. Viger and Martin received the "threshold" guaranteed award of $2,250,000 and $1,700,000, respectively. They had the opportunity to earn the respective "target" awards listed above, based on achievement of specified performance criteria and to earn the respective "maximum" awards listed above, based on the Company's outperformance of goals.

2 This represents a cash based long term incentive award that will vest, subject to the executives continuous service with the Company, on January 1, 2027.

Outstanding Equity Awards at December 31, 2025

There were no unexercised options, unvested restricted stock or unvested performance share units awarded to our named executive officers that were outstanding as of December 31, 2025.

Option Exercises and Stock Vested in 2025

There were no options exercised or stock vested by our named executive officers during the year ended December 31, 2025.

EMPLOYMENT AGREEMENTS

Mr. Viger

On July 12, 2024, the Company and Mr. Viger (an “Executive”) entered into an Employment Agreement. The material terms of the Employment Agreements are summarized below.

Employment Term: The initial term is through December 31, 2025. The Employment Agreements automatically extend for one-year terms unless (i) the Company elects to terminate by sixty days written notice, or (ii) the Executive is terminated earlier.

Base Salaries: For the initial term, Mr. Viger's base salary is $650,000 per year. The base salary for the Executive in additional terms may only be reduced below his prior year's base salary with the consent of the Executive and the Company. In connection with the appointment to President and Chief Executive Officer, the Compensation Committee determined that David N. Viger's base salary would increase to $900,000 annually effective as of January 11, 2025.

Incentive Compensation: Mr. Viger is eligible to earn annual incentive compensation based upon achievement of goals to be determined, from time to time, by the Compensation Committee. Mr. Viger is also eligible to participate in the Company's long term incentive plan and receive special bonuses at the Company's discretion.

Group Medical Insurance Benefits: The Company provides group medical, dental and vision insurance benefits to Mr. Viger during employment.

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

Excess Parachute Payments: Certain payments that Mr. Viger may receive could be subject to an excise tax as an “excess parachute payment” under the Internal Revenue Code. This could occur following a Change in Control or through other payments made to the Executives. The Employment Agreement provide for calculations to compare the after-tax effect to the Executive of (a) automatically reducing the amount of the payment sufficient to avoid triggering any excise tax or, in the alternative, (b) paying the full awarded payment, requiring the executive to be fully responsible for payment of the excise tax, whichever alternative results in the greatest after-tax benefit to the executive.

See "Potential Payments Upon Termination or Change in Control" below for additional information.

Mr. Martin

On July 12, 2024, the Company and Mr. Martin (an “Executive”) entered into an Employment Agreement. The material terms of the Employment Agreements are summarized below.

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

Incentive Compensation: Mr. Martin is eligible to earn annual incentive compensation based upon achievement of goals to be determined, from time to time, by the Compensation Committee. Mr. Martin is also eligible to participate in the Company's long term incentive plan and receive special bonuses at the Company's discretion.

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

See "Potential Payments Upon Termination or Change in Control" below for additional information.

Mr. Viger entered into a change in control agreement effective April 19, 2024, subject to and in conjunction with the closing of the Merger.

Upon a termination of Mr. Viger's employment for any reason (other than a termination by the Company (or a successor) for cause) within two years following such change in control (or prior to the change in control if Employee experiences an earlier termination without cause), Mr. Viger shall also be entitled to continue to participate in each of the Company’s employee benefit plans, policies or arrangements which provide insurance and medical benefits on the same basis as was provided to them as of immediately prior to the date of termination of employment for a period of twelve months after the date of termination of employment;

In the agreement, the employee has agreed to be paid those amounts, if any, in annual installments and over the shortest period of time in which they may be paid and not be treated as "excess parachute payments."

See "Potential Payments Upon Termination or Change in Control" below for additional information.

Potential Payments Upon Termination or Change in Control

The following table shows potential payments to our named executive officers under existing contracts for various scenarios involving a change in control or termination of employment, assuming a triggering event on the last business day of 2025. Please see the narrative above under "Employment Agreements" and "Certain Other Change in Control Agreements" for a description of payments contemplated by these agreements.

Name	Benefit	Termination w/o Cause		Termination w/ Cause		Voluntary Termination		Death		Disability
David N. Viger	Severance Pay	$900,000	1					$900,000	1	$900,000	1
	Ann. Incentive Comp.	$4,625,000	2			$—	5	$4,625,000	2	$4,625,000	2
	Health Care Benefits	$51,164	3	$51,164	3	$—	3	$51,164	4	$51,164	3
Robert N. Martin	Severance Pay	$850,000	1					$850,000	1	$850,000	1
	Bonus Payment	$3,500,000	2			$—		$3,500,000	2	$3,500,000	2
	Health Care Benefits	$51,164	3	$51,164	3	$—		$51,164	4	$51,164	3

1 Under the Executive's Employment Agreement, this is calculated as the aggregate base salary the Executive would have earned had they remained employed through the remainder of the additional term (December 31, 2026).

2 Under the Executive's Employment Agreement, this is calculated as of the Target Award of the annual incentive compensation for 2026.

3 Under the Executive's Employment Agreement, the Executive shall be entitled to receive a lump-sum payment representing an amount equal to twelve times the monthly Company's employee benefit plans, policies or arrangements which provide insurance and medical benefits on the same basis as was provided to the Executive prior to the event. This amount is estimated based on 2025 costs incurred by the Company.

2025 Director Compensation

Compensation Structure

The compensation program for Mr. Reece and Mr. Yeonas, the only Independent, Non-Employee Directors compensated by the Company, is comprised of two elements:

(i) a monthly cash fee consisting of a proportionate payment of an annual retainer and specified fees for attendance at various monthly meetings, and (ii) long term incentive compensation in the form of a cash based award

The remaining Non-Employee Directors are compensated through the Parent, with no retainer or committee fee agreements through the Company.

Our Board reviews Director compensation annually in collaboration with the Compensation Committee with reference to comparable individual and peer group director fees and prevailing market practices.

2025 Compensation

Director compensation for 2025 was paid in accordance with the in-place structure outlined above.

The following table sets forth information regarding the compensation of the Company's Non-Employee Directors for the fiscal year ended December 31, 2025. The two Directors (Messrs. Viger and Martin) who are executive officers receive no compensation for serving as Directors in addition to the compensation received as executive officers.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($) [1]	Total ($)
Paris G. Reece III	$215,000	$150,000	$365,000
Toru Fujita	$—	N/A	$—
Toru Ishii	$—	N/A	$—
Kenichi Kumemoto	$—	N/A	$—
Rick Robideau	$—	N/A	$—
Toru Tsuji	$—	N/A	$—
George C. Yeonas	$184,500	$150,000	$334,500
Keizo Yoshimoto	$—	N/A	$—
Satoshi Yoshimura	$—	N/A	$—

1 This represents a cash based long term incentive awards granted during 2025 that will vest, subject to the directors continuous service with the Company, on January 1, 2027.

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

Compensation Committee Interlocks and Insider Participation

The following persons served as members of the Compensation Committee during 2025: Toru Ishii, Rick Robideau, Toru Tsuji and Satoshi Yoshimura. None of the Committee members were, during the last fiscal year, officers or employees of the Company, none were formerly officers of the Company and none had a material interest in a "related person" transaction since the beginning of 2025. During 2025, none of our executive officers served as a member of the board of directors or compensation committee of any other company that has one or more executive officers serving as a member of our Board or Compensation Committee.

Compensation Committee Report

The Compensation Committee met one time during 2025. The Compensation Committee hereby confirms that it has reviewed and discussed the Compensation Discussion and Analysis with management and, based on the review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the 2025 Annual Report on Form 10-K.

COMPENSATION COMMITTEE Toru Ishii, Chairman Rick Robideau David Barclay Yoshiyuki Kamiya Keizo Yoshimoto Shigeki Enomoto

PEO Pay Ratio Disclosure

Pursuant to SEC rules, to determine our median employee, we used W-2 compensation for our entire employee population, all of whom are located within the United States. As of December 31, 2025, we identified our median employee (excluding our Executive Chairman, who is our principal executive officer, from the calculation). For the fiscal year ended December 31, 2025, we calculated that median employee’s total compensation using the same methodology that we used to calculate the total compensation for our Executive Chairman. The 2025 annual total compensation of the median employee and our Executive Chairman, respectively, were $109,209 and $6,525,792. The ratio of the 2025 annual total compensation for our Executive Chairman to that of our median employee was 60 to 1.

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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans

There were no equity compensation plans in place as of December 31, 2025.

Ownership of Directors and Officers

There was no common stock beneficially owned by the Company's named executive officers and the Directors of the Company as of December 31, 2025.

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

Name and Address of Beneficial Owner	Number of Shares of Outstanding Common Stock Owned Beneficially	Percent of Class [1]
SH Residential Holdings, LLC. 460 West 50 North, Suite 200, Salt Lake City, Utah 84101	100	100.00%
___________________
1 Through the Merger, all common stock is held by SH Residential Holdings, LLC., an affiliate of the Parent.
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

In addition, the Audit Committee's charter provides for the Committee to be informed of any proposed related party transactions so that the Committee can review the proposed transaction. In support of this and the Company's SEC reporting requirements, the following written procedure has been adopted. Specifically, the executive officers and Directors are to inform the Committee of any potential related party transactions and, each quarter, are to attest to the existence of any related party transactions. The Company's legal department reports on a monthly basis to the Audit Committee any new related party transactions between the Company (or any of its subsidiaries) and any of the executive officers and Directors, including any of their family members. Also, our CFO reports on a quarterly basis to the Audit Committee as to the best of the CFO’s and CEO’s knowledge, whether or not any related party transactions have occurred.

Transactions With Related Persons

Note 15, Related Party Transactions, discusses and quantifies the dollar amounts of various transactions between the Company and Parent and its affiliates. Woodside had previously entered into certain financing arrangements with Parent and its affiliates, which financing arrangements were either terminated or transferred to the Parent prior to the Woodside Merger on December 1, 2025, with no continuing obligations existing for either Woodside or SHUS. In addition, the Company is party to a trademark license agreement with Parent and its affiliates, purchases land and certain construction materials from Parent and its affiliates and Woodside enters into forward commitment agreements with an affiliate of the Parent to facilitate financing offerings for their homes closings.

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
Item 14. Principal Accounting Fees and Services.
Item 14. Principal Accounting Fees and Services.
Audit Fees and All Other Fees

A summary of the fees of Ernst & Young LLP Denver, Colorado (PCAOB 00042) for the years ended December 31, 2025 and 2024 are set forth below:

	2025	2024
Audit Fees [1]	$2,640,873	$1,610,297
Audit-Related Fees	—	—
Tax Fees [2]	5,707	6,783
All Other Fees	—	—
Total Fees	$2,646,580	$1,617,080

1 Consists of fees and expenses for the audit of consolidated financial statements, PCAOB AS 4105 interim reviews, audit of combined consolidated financial statements required by Rule 3-05 of Regulation S-X and services rendered in connection with statutory and regulatory filings (includes the audit of HomeAmerican Mortgage Corporation).

2 Consists of fees and expenses for miscellaneous tax consulting services.

Audit Committee Pre-Approval Procedures

Under the procedures established by the Audit Committee, all audit services and all non-audit services by the Company's auditors are to be pre-approved by the Audit Committee, subject to the de minimis exception provided under Section 202 of the Sarbanes-Oxley Act of 2002. In certain cases, pre-approval is provided by the Committee for up to a year as to particular categories of services, subject to a specific budget. The Committee also has delegated to each of its members the authority to grant pre-approvals, such pre-approvals to be presented to the full Committee at the next scheduled meeting. For 2025 and 2024, all of the fees included under the headings "Audit-Related Fees," "Tax Fees" and "All Other Fees" above were pre-approved by the Audit Committee.

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

4.2
Supplemental Indenture (6.000% Senior Notes due 2043), dated as of January 10, 2013, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed January 10, 2013). *

4.3
Second Supplemental Indenture (6.000% Senior Notes due 2043), dated as of June 23, 2021, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-K dated December 31, 2021). *

4.4
Supplemental Indenture (3.850% Senior Notes due 2030), dated as of January 9, 2020, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee  (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed January 9, 2020). *

4.5
Second Supplemental Indenture (3.850% Senior Notes due 2030), dated as of June 23, 2021, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K dated December 31, 2021). *

4.6
Supplemental Indenture (2.500% Senior Notes due 2031), dated as of January 11, 2021, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed January 11, 2021). *

4.7
Second Supplemental Indenture (2.500% Senior Notes due 2031), dated as of June 23, 2021, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.8 of the Company's Annual Report on Form 10-K dated December 31, 2021). *

4.8
Supplemental Indenture (3.966% Senior Notes due 2061), dated as of August 6, 2021, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed August 6, 2021). *

10.1
First Amendment to Credit Agreement dated as of October 15, 2025, among the Company, the Lenders party thereto, U.S. Bank National Association, as administrative agent, and U.S. Bank National Association , Mizuho Bank, Ltd, Truist Securities, Inc. Wells Fargo Securities, LLC, BMO Bank N.A. and PNC Capital Markets LLC, as co-syndication Agents, Joint Lead Arrangers and Joint Book Runners (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed November 19, 2024).*

10.2
Second Amended and Restated Master Repurchase Agreement among HomeAmerican Mortgage Corporation, U.S. Bank National Association as Agent and the other Buyers party thereto dated as of September 20, 2024 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed September 20, 2024). *

10.3
Form of Indemnification Agreement entered into between the Company and members of its Board of Directors (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed October 26, 2006).*

10.4
Form of Indemnification Agreement entered into between the Company and certain of its officers (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed October 26, 2006).*

10.5	Employment Agreement between David N. Viger and the Company, dated as July 12, 2024 (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K dated December 31, 2024). *

10.6
Change in Control Agreement between the Company and David N. Viger, dated as of July 12, 2022 (incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K dated December 31, 2024). *

10.7
Amendment to Change in Control Agreement between the Company and David N. Viger, dated as of April 19, 2024 (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K dated December 31, 2024). *

10.8
Employment Agreement between Robert N. Martin and the Company, dated as of July 12, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2024) *

10.9
Change in Control Agreement between the Company and Robert N. Martin, dated as of May 23, 2015 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 19, 2015).*

10.10
Amendment to Change in Control Agreement between the Company and Robert N. Martin, dated as of April 19, 2024 (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended June 30, 2024) *

10.11
Agreement and Plan of Merger, dated as of January 17, 2024, by and among SH Residential Holdings, LLC, Clear Line, Inc. and M.D.C. Holdings, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed January 18, 2024). *

21	Subsidiaries of the Company

31.1	Certification of principal executive officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Clawback Recovery Policy.

101	The following financial statements, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets at December 31, 2025 and December 31, 2025, (ii) Consolidated Statements of Operations and Comprehensive Income for each of the three years in the period ended December 31, 2025, (iii) Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2025, (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2025; and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
____________________
*Incorporated by reference.

Item 16. Form 10-K Summary.
Not applicable.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sekisui House U.S., Inc. (Registrant)

Date: March 12, 2026	By:	/s/ Robert N. Martin
Robert N. Martin
Director, Senior Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

Date: March 12, 2026	By:	/s/ Derek R. Kimmerle
Derek R. Kimmerle
Vice President, Controller and Chief Accounting Officer (principal accounting officer and duly authorized officer)

POWER OF ATTORNEY
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David N. Viger	Director, President and Chief Executive Officer	March 12, 2026
David N. Viger	(principal executive officer)

/s/ Robert N. Martin	Director, Senior Vice President and Chief Financial Officer	March 12, 2026
Robert N. Martin	(principal financial officer)

/s/ Derek R. Kimmerle	Vice President, Controller and Chief Accounting	March 12, 2026
Derek R. Kimmerle	Officer (principal accounting officer)

/s/ David Barclay	Director	March 12, 2026
David Barclay

/s/ Shigeki Enomoto	Director	March 12, 2026
Shigeki Enomoto

/s/ Toru Fujita	Director	March 12, 2026
Toru Fujita

/s/ Toru Ishii	Director	March 12, 2026
Toru Ishii

/s/ Yoshiyuki Kamiya	Director	March 12, 2026
Yoshiyuki Kamiya

/s/ Paris G. Reece III	Director	March 12, 2026
Paris G. Reece III

/s/ Rick Robideau	Director	March 12, 2026
Rick Robideau

/s/ Jennifer Whip	Director	March 12, 2026
Jennifer Whip

/s/ Masakatsu Yoshida	Director	March 12, 2026
Masakatsu Yoshida

/s/ Fumie Yoshii	Director	March 12, 2026
Fumie Yoshii

/s/ Keizo Yoshimoto	Director	March 12, 2026
Keizo Yoshimoto