Form 10-Q
period 2026-03-31
SEKISUI HOUSE U.S., INC.
filed 2026-05-12
CIK 773141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of March 31, 2026, outstanding common stock consisted of 100 shares of common stock, $0.01 par value per share, all of which were held by SH Residential Holdings, LLC (“Parent or SHRH”).

Sekisui House U.S., Inc.
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2026

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
(i)

PART I. FINANCIAL INFORMATION
Item 1.    Unaudited Consolidated Financial Statements
Sekisui House U.S., Inc.
Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
	(unaudited)
	(Dollars in thousands, except share and per share amounts)
ASSETS
Homebuilding:
Cash and cash equivalents	$57,014	$266,486
Restricted cash	1	1
Trade and other receivables	105,909	78,592
Related party receivables	3,548	47,219
Inventories	7,095,187	7,179,927
Property and equipment, net	99,675	96,089
Deferred tax asset, net	85,929	86,619
Prepaids and other assets	194,963	207,261
Investment in unconsolidated entities	21,679	23,681
Goodwill and intangible assets, net	235,114	236,614
Total homebuilding assets	7,899,019	8,222,489
Financial Services:
Cash and cash equivalents	104,139	93,645
Restricted cash	528	546
Mortgage loans held-for-sale, net	209,315	216,107
Other assets	34,856	29,159
Total financial services assets	348,838	339,457
Total Assets	$8,247,857	$8,561,946
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$198,216	$176,674
Accrued and other liabilities	526,120	562,284
Revolving credit facility	200,000	—
Related party line of credit	—	487,789
Related party payables	1,458	2,188
Notes payable, net	2,950	2,953
Senior notes, net	1,485,397	1,485,166
Total homebuilding liabilities	2,414,141	2,717,054
Financial Services:
Accounts payable and accrued liabilities	131,652	125,078
Mortgage repurchase facility	168,225	177,221
Total financial services liabilities	299,877	302,299
Total Liabilities	2,714,018	3,019,353
Stockholder's Equity
Common stock, $0.01 par value; 150 shares authorized; 100 issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Additional paid-in-capital	3,683,807	3,683,807
Retained earnings	1,850,032	1,858,786
Total Stockholder's Equity	5,533,839	5,542,593
Total Liabilities and Stockholder's Equity	$8,247,857	$8,561,946
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

Sekisui House U.S., Inc.
Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended March 31,
	2026	2025

	(Dollars in thousands, except share and per share amounts)
Homebuilding:
Home sale revenues	$1,202,055	$1,506,375
Land sale revenues	7,013	1,443
Other revenues	—	3,260
Total revenues	1,209,068	1,511,078
Home cost of sales	(1,018,252)	(1,240,380)
Inventory impairments	(4,500)	—
Total home cost of sales	(1,022,752)	(1,240,380)
Land cost of sales	(5,072)	(760)
Other cost of sales	—	(2,839)
Total cost of sales	(1,027,824)	(1,243,979)
Gross margin	181,244	267,099
Selling, general and administrative expenses	(193,128)	(191,492)
Interest and other income	1,084	7,104
Other expense	(3,692)	(3,879)
Homebuilding pretax income (loss)	(14,492)	78,832

Financial Services:
Revenues	27,677	38,514
Expenses	(25,024)	(27,655)
Other income, net	2,862	3,809
Financial services pretax income	5,515	14,668

Income (loss) before income taxes	(8,977)	93,500
Benefit (provision) for income taxes	223	(16,947)
Net income (loss)	$(8,754)	$76,553
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

Sekisui House U.S., Inc.
Consolidated Statements of Changes in Stockholder's Equity
(Dollars in thousands, except share amounts)

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2025	100	$—	$3,683,807	$1,858,786	$5,542,593
Net loss	—	—	—	(8,754)	(8,754)
Balance at March 31, 2026	100	$—	$3,683,807	$1,850,032	$5,533,839

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2024	100	$—	$3,154,058	$1,832,192	$4,986,250
Net income	—	—	—	76,553	76,553
Balance at March 31, 2025	100	$—	$3,154,058	$1,908,745	$5,062,803

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

Sekisui House U.S., Inc.
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2026	2025

	(Dollars in thousands)
Operating Activities:
Net income (loss)	$(8,754)	$76,553
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,165	10,772
Inventory impairments	4,500	—
Project abandonment costs	3,684	3,097
Gain on sale of property and equipment	(23)	(35)
Income from unconsolidated entities	(375)	(736)
Distribution from unconsolidated entities	—	1,090
Deferred income tax expense (benefit)	690	(4,991)
Net changes in assets and liabilities:
Trade and other receivables	(27,317)	(88,679)
Related party receivables	(1,329)	3,132
Mortgage loans held-for-sale, net	6,792	(29,719)
Inventories	76,788	(456,123)
Prepaids and other assets	8,318	11,438
Accounts payable and accrued and other liabilities	(11,254)	218
Net cash provided by (used in) operating activities	61,885	(473,983)

Investing Activities:
Distribution of capital from unconsolidated entities	2,377	385
Decrease in receivable from cash pooling arrangement with Parent	—	75,967
Proceeds from sale / disposal of other assets	23	389
Purchases of property and equipment	(11,469)	(8,828)
Net cash provided by (used in) investing activities	(9,069)	67,913

Financing Activities:
Draws (payments) on mortgage repurchase facilities, net	(8,996)	33,335
Draws on homebuilding line of credit, net	200,000	—
Advances (payments) on related party line of credit from cash pooling arrangement with Parent	(442,789)	40,990
Repayment of notes payable, net	(27)	—
Net cash provided by (used in) financing activities	(251,812)	74,325

Net decrease in cash, cash equivalents and restricted cash	(198,996)	(331,745)
Cash, cash equivalents and restricted cash:
Beginning of period	360,678	893,781
End of period	$161,682	$562,036

Reconciliation of cash, cash equivalents and restricted cash:
Homebuilding:
Cash and cash equivalents	$57,014	$298,134
Restricted cash	1	1,013
Financial Services:
Cash and cash equivalents	104,139	262,147

Restricted cash	528	742
Total cash, cash equivalents and restricted cash	$161,682	$562,036
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

1.    Basis of Presentation
The Unaudited Consolidated Financial Statements of Sekisui House U.S., Inc. (formerly known as M.D.C. Holdings, Inc.) ("SHUS," “the Company," “we,” “us,” or “our,” which refer to Sekisui House U.S., Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of SHUS at March 31, 2026 and for all periods presented. These statements should be read in conjunction with SHUS’s Consolidated Financial Statements and Notes thereto and the Combined Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
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
2.    Recently Issued Accounting Standards
Adoption of New Accounting Standards
In July 2025, the FASB issued ASU 2025-05, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets" ("ASU-2025-05"), which allows entities to use the practical expedient to estimate expected credit losses. ASU 2025-05 will be effective for our fiscal year ending December 31, 2026 and interim reporting periods within this annual reporting period, with early adoption permitted. We adopted this amendment and elected the practical expedient in the first quarter of 2026. The adoption of ASU 2025-05 did not have a material impact on our consolidated balance sheet or consolidated statement of operations and comprehensive income.
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
During the first quarter of 2026, we reassessed our operating segments and reportable segments and realigned the aggregation of our homebuilding operating segments into six new reportable segments to better allocate our homebuilding operating segments across geographic reporting regions. We have identified each homebuilding division as an operating segment. Our homebuilding operating segments have been aggregated into the reportable segments noted below because they are similar in the following regards: (1) economic characteristics; (2) housing products; (3) class of homebuyer; (4) regulatory environments; and (5) methods used to construct and sell homes. Our homebuilding reportable segments conducted ongoing operations in the following states:
•Pacific Northwest (Idaho, Oregon and Washington)
•California
•Desert (Arizona, Nevada and New Mexico)
•Mountain (Colorado and Utah)
•Texas
•East (Florida, Maryland, Tennessee and Virginia)
Our financial services business consists of the following operating segments: (1) HomeAmerican Mortgage Corporation (“HomeAmerican”); (2) CLM Mortgage, Inc. ("CLM"); (3) StarAmerican Insurance Ltd. (“StarAmerican”); (4) American Home Insurance Agency, Inc.; (5) Entitled Insurance Agency, Inc. ("Entitled Insurance"); (6) American Home Title and Escrow Company; and (7) N Title, LLC ("N Title"). Due to its contributions to consolidated pretax income, we consider HomeAmerican and CLM to be a reportable segment (“Mortgage Operations”). The remaining operating segments have been aggregated into one reportable segment (“other”) because they do not individually exceed 10 percent of: (1) consolidated revenue; (2) the greater of (a) the combined reported profit of all operating segments that did not report a loss or (b) the positive value of the combined reported loss of all operating segments that reported losses; or (3) consolidated assets.
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
The following tables present operating results relating to our homebuilding and financial services operations:

	Three Months Ended March 31, 2026
	(Dollars in thousands)
	Homebuilding
	Pacific Northwest	California	Desert	Mountain	Texas	East	Corporate	Total
Home sale revenues	$210,921	$219,059	$268,206	$205,567	$192,983	$105,319	$—	$1,202,055
Land sale revenues	$3,300	$—	$—	$—	$3,713	$—	$—	$7,013
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—
Home cost of sales	$(179,858)	$(183,758)	$(227,499)	$(175,429)	$(159,555)	$(92,153)	$—	$(1,018,252)
Inventory impairments	$(700)	$—	$(1,450)	$—	$—	$(2,350)	$—	$(4,500)
Land cost of sales	$(2,613)	$—	$—	$—	$(2,459)	$—	$—	$(5,072)
Other cost of sales	$—	$—	$—	$—	$—	$—	$—	$—
Selling, general and administrative expenses	$(32,140)	$(38,309)	$(41,042)	$(27,325)	$(32,674)	$(22,288)	$650	$(193,128)
Interest and other income (1)	$(82)	$84	$60	$136	$474	$31	$381	$1,084
Other expense (3)	$(80)	$(380)	$(1,492)	$(870)	$—	$(870)	$—	$(3,692)
Pretax income (loss)	$(1,252)	$(3,304)	$(3,217)	$2,079	$2,482	$(12,311)	$1,031	$(14,492)

	Three Months Ended March 31, 2026
	(Dollars in thousands)
	Financial Services
	Mortgage Operations	Other	Total
Revenues	$15,404	$12,273	$27,677
Expenses (2)	$(18,723)	$(6,301)	$(25,024)
Other income (3)	$1,841	$1,021	$2,862
Pretax income (loss)	$(1,478)	$6,993	$5,515

	Three Months Ended March 31, 2025
	(Dollars in thousands)
	Homebuilding
	Pacific Northwest	California	Desert	Mountain	Texas	East	Corporate	Total
Home sale revenues	$225,190	$251,016	$334,511	$323,376	$213,867	$158,415	$—	$1,506,375
Land sale revenues	$290	$—	$—	$—	$1,153	$—	$—	$1,443
Other revenues	$3,219	$41	$—	$—	$—	$—	$—	$3,260
Home cost of sales	$(184,740)	$(201,776)	$(273,123)	$(271,718)	$(172,633)	$(136,390)	$—	$(1,240,380)
Inventory impairments	$—	$—	$—	$—	$—	$—	$—	$—
Land cost of sales	$245	$(60)	$—	$—	$(945)	$—	$—	$(760)
Other cost of sales	$(2,835)	$(4)	$—	$—	$—	$—	$—	$(2,839)
Selling, general and administrative expenses	$(29,284)	$(36,607)	$(39,947)	$(30,499)	$(28,378)	$(21,392)	$(5,385)	$(191,492)
Interest and other income (1)	$(37)	$181	$71	$52	$440	$72	$6,325	$7,104
Other expense (3)	$(110)	$(1,089)	$(323)	$(540)	$(788)	$(800)	$(229)	$(3,879)
Pretax income	$11,938	$11,702	$21,189	$20,671	$12,716	$(95)	$711	$78,832

	Three Months Ended March 31, 2025
	(Dollars in thousands)
	Financial Services
	Mortgage Operations	Other	Total
Revenues	$21,456	$17,058	$38,514
Expenses (2)	$(20,799)	$(6,856)	$(27,655)
Other income (3)	$1,508	$2,301	$3,809
Pretax income	$2,165	$12,503	$14,668
(1) Includes interest income and gain (loss) on sale of other assets.
(2) Includes interest expense and general and administrative expense.
(3) Includes abandoned project costs and other non-operating expenses (Homebuilding) and interest income (Financial Services).
The following table summarizes total assets for our homebuilding and financial services operations. The assets in our Pacific Northwest, California, Desert, Mountain, Texas and East segments consist primarily of inventory while the assets in our Corporate segment primarily includes cash and cash equivalents, trade and other receivables and deferred tax assets. The assets in our financial services operations consist mostly of cash and cash equivalents and mortgage loans held-for-sale.

	March 31, 2026	December 31, 2025

	(Dollars in thousands)
Homebuilding assets
Pacific Northwest	$1,122,345	$1,222,938
California	1,764,597	1,720,250
Desert	1,699,815	1,697,152
Mountain	1,003,821	1,059,501
Texas	1,245,893	1,150,647

East	845,036	890,772
Corporate	217,512	481,229
Total homebuilding assets	$7,899,019	$8,222,489
Financial services assets
Mortgage Operations	$271,554	$265,655
Other	77,284	73,802
Total financial services assets	$348,838	$339,457

Total assets	$8,247,857	$8,561,946

4.    Fair Value Measurements
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
The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis, except those for which the carrying values approximate fair values:

		Fair Value
Financial Instrument	Hierarchy	March 31, 2026	December 31, 2025

		(Dollars in thousands)
Mortgage loans held-for-sale, net	Level 2	$209,315	$216,107

Derivative and financial instruments, net
Interest rate lock commitments	Level 2	$(9,953)	$(5,931)
Forward sales of mortgage-backed securities	Level 2	$2,767	$(3,615)
Mandatory delivery forward loan sale commitments	Level 2	$542	$(451)
Best-effort delivery forward loan sale commitments	Level 2	$14	$(6)
The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of March 31, 2026 and December 31, 2025.
Mortgage loans held-for-sale, net.  Our mortgage loans held-for-sale, which are measured at fair value on a recurring basis, include (1) mortgage loans held-for-sale that are under commitments to sell and (2) mortgage loans held-for-sale that are not under commitments to sell. At March 31, 2026 and December 31, 2025, we had $95.6 million and $115.4 million, respectively, of mortgage loans held-for-sale at fair value under commitments to sell. The fair value for those loans was based on quoted market prices for those mortgage loans, which are Level 2 fair value inputs. At March 31, 2026 and December 31, 2025, we had $113.7 million and $100.7 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input.
Gains (losses) on mortgage loans, net, are included as a component of revenues in the financial services section of our consolidated statements of operations and comprehensive income. For the three months ended March 31, 2026, we recorded losses on mortgage loans held-for-sale, net of $20.2 million compared to $14.9 million for the same period in the prior year.
Derivative and financial instruments, net. Our derivatives and financial instruments, which include (1) interest rate lock commitments, (2) forward sales of mortgage-backed securities, (3) mandatory delivery forward loan sale commitments and (4) best-effort delivery forward loan sale commitments, are measured at fair value on a recurring basis based on market prices for similar instruments. For the three months ended March 31, 2026 and 2025, we recorded net losses on these derivative and financial instruments of $4.0 million and $11.2 million, respectively, in revenues in the financial services section of our consolidated statements of operations and comprehensive income. The following table sets forth the notional amounts of derivative and financial instruments at March 31, 2026 and December 31, 2025:

	Notional Values
Financial Instrument	March 31, 2026	December 31, 2025
	(Dollars in thousands)
Interest rate lock commitments	$314,102	$144,307
Forward sales of mortgage-backed securities	$420,750	$217,500
Mandatory delivery forward loan sale commitments	$91,677	$108,673
Best-effort delivery forward loan sale commitments	$4,719	$9,955

For the financial assets and liabilities that the Company does not reflect at fair value, the following methods and assumptions were used to estimate the fair value of each class of financial instruments.
Cash and cash equivalents, restricted cash, trade and other receivables, related party receivables, prepaids and other assets, accounts payable, related party payables, accrued and other liabilities and borrowings on our revolving credit facility. Fair value approximates carrying value.
Mortgage Repurchase Facilities. The debt associated with our mortgage repurchase facilities (see Note 14 for further discussion) is at floating rates that approximate current market rates and have relatively short-term maturities, generally within 30 days. The fair value approximates carrying value and is based on Level 2 inputs.
Senior Notes. The estimated values of the senior notes in the following table are based on Level 2 inputs, which primarily reflect estimated prices for our senior notes that were provided by multiple sources.

	March 31, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in thousands)
$300 million 3.850% Senior Notes due January 2030, net	$298,830	$285,881	$298,758	$289,370
$350 million 2.500% Senior Notes due January 2031, net	348,400	309,530	348,321	311,117
$500 million 6.000% Senior Notes due January 2043, net	491,926	457,770	491,858	470,270
$350 million 3.966% Senior Notes due August 2061, net	346,241	227,901	346,229	228,183
Total	$1,485,397	$1,281,082	$1,485,166	$1,298,940

5.    Inventories
The following table sets forth, by reportable segment, information relating to our homebuilding inventories:

	March 31, 2026	December 31, 2025

	(Dollars in thousands)
Housing completed or under construction:
Pacific Northwest	$411,892	$459,080
California	699,891	732,402
Desert	548,479	575,557
Mountain	443,957	510,726
Texas	743,326	414,850
East	308,471	367,629
Subtotal	3,156,016	3,060,244
Land and land under development:
Pacific Northwest	657,706	681,229
California	900,474	847,635
Desert	1,075,699	1,054,816
Mountain	526,181	509,450
Texas	197,308	457,977
East	505,053	500,941
Subtotal	3,862,421	4,052,048
Land held for sale:
Pacific Northwest	8,860	9,928
California	49,595	46,763
Desert	—	—
Mountain	—	—
Texas	8,573	10,944
East	9,722	—
Subtotal	76,750	67,635
Total inventories	$7,095,187	$7,179,927
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
Inventory impairments recognized by segment for the three months ended March 31, 2026 and 2025 are shown in the table below.

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Housing Completed or Under Construction:
Pacific Northwest	$560	$—
California	—	—
Desert	1,450	—
Mountain	—	—
Texas	—	—
East	2,014	—
Subtotal	4,024	—
Land and Land Under Development:
Pacific Northwest	140	—
California	—	—
Desert	—	—
Mountain	—	—
Texas	—	—
East	336	—
Subtotal	476	—
Total Inventory Impairments	$4,500	$—

The table below provides quantitative data, for the periods presented, where applicable, used in determining the fair value of the impaired inventory.

	Impairment Data			Quantitative Data
Three Months Ended	Number of Subdivisions Impaired	Inventory Impairments	Fair Value of Inventory After Impairments	Discount Rate
	(Dollars in thousands)
March 31, 2026	4	4,500	23,441	15%
Total		$4,500

6.    Capitalization of Interest
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

	Three Months Ended March 31,
	2026	2025

	(Dollars in thousands)
Homebuilding interest incurred	$21,173	$24,656
Less: Interest capitalized	(21,173)	(24,656)
Homebuilding interest expensed	$—	$—

Interest capitalized, beginning of period	$98,265	$83,670
Plus: Interest capitalized during period	21,173	24,656
Less: Previously capitalized interest included in home cost of sales	(15,279)	(21,993)
Interest capitalized, end of period	$104,159	$86,333

7.    Homebuilding Prepaids and Other Assets
The following table sets forth the components of homebuilding prepaids and other assets:

	March 31, 2026	December 31, 2025

	(Dollars in thousands)
Land option deposits	$87,649	$93,879
Operating lease right-of-use asset	45,504	46,596
Prepaids	40,483	43,864
Deferred debt issuance costs on revolving credit facility, net	8,772	9,401
Other	12,555	13,521
Total prepaids and other assets	$194,963	$207,261

8.    Homebuilding Accrued and Other Liabilities and Financial Services Accounts Payable and Accrued Liabilities
The following table sets forth information relating to homebuilding accrued and other liabilities:

	March 31, 2026	December 31, 2025

	(Dollars in thousands)
Accrued compensation and related expenses	$82,206	$108,728
Customer and escrow deposits	34,314	24,575
Warranty accrual (Note 9)	71,529	70,889
Lease liability	47,035	48,650
Land development and home construction accruals	32,708	43,136
Accrued interest	15,640	31,385
Income taxes payable	37,759	39,407
Self insured retention for construction defect claims (Note 10)	24,314	24,673
Retentions payable	38,147	37,656
Other accrued liabilities	142,468	133,185
Total accrued and other liabilities	$526,120	$562,284
The following table sets forth information relating to financial services accounts payable and accrued liabilities:

	March 31, 2026	December 31, 2025

	(Dollars in thousands)
Insurance reserves (Note 10)	$100,349	$100,835
Accounts payable and other accrued liabilities	31,303	24,243
Total accounts payable and accrued liabilities	$131,652	$125,078

9.    Warranty Accrual
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
The table set forth below summarizes accrual, adjustment and payment activity related to our warranty accrual for the three months ended March 31, 2026 and 2025. The warranty accrual during the three months ended March 31, 2026 increased due to a shift in the mix of closings to divisions with higher warranty accrual rates.

	Three Months Ended March 31,
	2026	2025

	(Dollars in thousands)
Balance at beginning of period	$70,889	$71,004
Expense provisions	6,404	8,408
Cash payments	(5,764)	(8,363)
Adjustments	—	—
Balance at end of period	$71,529	$71,049

10.    Insurance and Construction Defect Claim Reserves
The establishment of reserves for estimated losses to be incurred by our homebuilding subsidiaries associated with: (1) the self-insured retention (“SIR”) portion of construction defect claims that are expected to be covered under either third-party insurance policies or insurance policies with StarAmerican and (2) the entire cost of any construction defect claims that are not expected to be covered by insurance policies are based on third party actuarial studies that include known facts similar to those for our insurance reserves. It is possible that changes in the payment experience used in estimating our ultimate losses for construction defect claims could have a material impact on our reserves.
The following table summarizes our self-insured retention for construction defect claims for the three months ended March 31, 2026 and 2025. These reserves are included as a component of accrued and other liabilities in the homebuilding section of the consolidated balance sheets.

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Balance at beginning of period	$24,673	$24,389
Expense provisions	224	446
Cash payments, net of recoveries	(583)	(765)
Adjustments	—	—
Balance at end of period	$24,314	$24,070
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
The following table summarizes our insurance reserves associated with Allegiant and StarAmerican for the three months ended March 31, 2026 and 2025. All insurance reserves associated with Allegiant were transferred to StarAmerican effective September 30, 2025. These reserves are included as a component of accounts payable and accrued liabilities in the financial services section of the consolidated balance sheet.

	Three Months Ended March 31,
	2026	2025

	(Dollars in thousands)
Balance at beginning of period	$100,835	$96,851
Expense provisions	2,812	3,463
Cash payments, net of recoveries	(3,298)	(2,820)
Adjustments	—	—
Balance at end of period	$100,349	$97,494
In the ordinary course of business, we make payments from our insurance and construction defect claim reserves to settle litigation claims arising from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the three months ended March 31, 2026 and 2025 are not necessarily indicative of what future cash payments will be for subsequent periods.

11.    Income Taxes

The Company is included in the Sekisui House US Holdings, LLC. (parent of SH Residential Holdings, LLC) consolidated tax group for U.S. federal income tax purposes. Although the Company’s results are included in the Sekisui House consolidated return, our income tax provision is calculated primarily as though we were a separate taxpayer. However, under certain circumstances, transactions between the Company and Sekisui House are assessed using consolidated tax return rules and any difference in liability between the separate company method is planned to be addressed in a future tax sharing arrangement.

Our overall effective income tax rates were 2.5% for the three months ended March 31, 2026 and 18.1% for the three months ended March 31, 2025. The rates for the three months ended March 31, 2026 and 2025 resulted in an income tax benefit (expense) of $0.2 million and $(16.9) million, respectively. The year-over-year decrease in our effective tax rate for the three months ended March 31, 2026 was primarily due to the impact the interest for uncertain tax positions and the change in the state rate are having on the relatively small tax benefit compared to the larger tax provision during the same period in the prior year.

12.    Senior Notes and Notes Payable
Senior notes. The carrying values of our senior notes as of March 31, 2026 and December 31, 2025, net of any unamortized debt issuance costs or discount, were as follows:

	March 31, 2026	December 31, 2025

	(Dollars in thousands)
3.850% Senior Notes due January 2030, net	$298,830	$298,758
2.500% Senior Notes due January 2031, net	348,400	348,321
6.000% Senior Notes due January 2043, net	491,926	491,858
3.966% Senior Notes due August 2061, net	346,241	346,229
Total	$1,485,397	$1,485,166
Our senior notes are not secured and, while the senior note indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries (including newly added subsidiaries of Woodside, Chesmar and Holt in March 2026), with the termination date of the guarantees being upon the maturity of the senior notes. The guarantors would be required to perform upon instances of default. We believe that we are in compliance with the representations, warranties and covenants in the senior note indentures.
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

Related party note. In June 2023, Woodside borrowed $99.9 million from the Parent under the terms of an unsecured intercompany loan agreement. The unpaid principal amount of the loan bore interest at a rate of 6.21% per annum, payable semi-annually. Outstanding principal and interest are due and payable upon maturity on June 7, 2030. The $99.9 million related party note was transferred to the Parent effective October 28, 2025, with no continuing obligations existing for either Woodside or SHUS.

13.    Commitments and Contingencies
Letter of Credit Facilities. We maintain unsecured letters of credit agreements with financial institutions (“LOC Facilities”) to obtain performance letters of credit from time to time in the ordinary course of operating our business. Under the LOC Facilities, which have maturity dates between 2028 and 2029, we may issue up to $50.0 million of letters of credit. As of March 31, 2026 and December 31, 2025, we had letters of credit outstanding under the LOC Facilities of $6.3 million and $9.7 million, respectively.
Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At March 31, 2026, we had outstanding surety bonds and letters of credit totaling $760.8 million and $140.4 million, respectively, including $110.8 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $368.0 million and $115.9 million, respectively. All letters of credit as of March 31, 2026, excluding those issued by HomeAmerican, were issued under our letter of credit facilities or our unsecured revolving credit facility (see Note 14 for further discussion). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.
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

With regard to the previously disclosed Building Trades Pension Fund of Western Pennsylvania matter, on or about March 10, 2026, a settlement agreement was executed by all parties to settle the matter for $25.0 million, which is anticipated to be fully covered by the Company's third-party insurance providers.
Lot Option Contracts. In the ordinary course of business, we enter into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allow us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, and minimizes the amount of land inventories on our consolidated balance sheets. In certain cases, these contracts will be settled shortly following the end of the period. Our obligation with respect to Option Contracts is generally limited to forfeiture of the related deposits. At March 31, 2026, we had cash deposits and letters of credit totaling $78.6 million and $9.1 million, respectively, at risk associated with options to purchase 8,724 lots.

14.    Lines of Credit
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
The Revolving Credit Facility is fully and unconditionally guaranteed, jointly and severally, by most of our homebuilding segment subsidiaries (including newly added subsidiaries of Woodside, Chesmar and Holt in March 2026). The term of the guarantees is through the termination of the Revolving Credit Facility. The facility contains various representations, warranties and covenants that we believe are customary for agreements of this type. In the case of a default, the guarantors would be required to perform under the agreement. The financial covenants include a consolidated leverage test and interest coverage test, along with a consolidated tangible net worth covenant, all as defined in the Revolving Credit Facility.
The Revolving Credit Facility also contains customary events of default, including, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, breach of any financial covenant and change of control. Upon the occurrence and during the continuance of any event of default, the Administrative Agent, with the consent or at the direction of the required lenders, may accelerate the payment of the obligations thereunder and exercise various other customary default remedies. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of March 31, 2026.
We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At March 31, 2026 and December 31, 2025, there were $29.6 million and $35.5 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. At March 31, 2026 and December 31, 2025, we had $200.0 million and $0.0 million, respectively, outstanding under the Revolving Credit Facility. As of March 31, 2026, availability under the Revolving Credit Facility was approximately $1.17 billion.

Mortgage Repurchase Facilities. Our Mortgage Operations enter into Mortgage Repurchase Facilities with various lenders, which provide liquidity by providing for the sale of eligible mortgage loans with an agreement by our Mortgage Operations to repurchase the mortgage loans at a future date. HomeAmerican is party to mortgage repurchase facilities with two lenders, which provide HomeAmerican with committed repurchase facilities of up to an aggregate of $300.0 million as of March 31, 2026 (subject to increase by up to $150.0 million under certain conditions with respect to one of the lenders). CLM is party to mortgage repurchase facilities with two lenders, which provide CLM with committed repurchase facilities of up to an aggregate of $105.0 million as of March 31, 2026.

At March 31, 2026 and December 31, 2025, HomeAmerican and CLM had $168.2 million and $177.2 million, respectively, of mortgage loans that they were obligated to repurchase under the Mortgage Repurchase Facilities. Mortgage loans that our Mortgage Operations are obligated to repurchase under the mortgage repurchase facilities are accounted for as a debt financing arrangement and are reported as mortgage repurchase facilities in the consolidated balance sheets. Pricing under the mortgage repurchase facilities are based on SOFR.
Effective April 16, 2025, HomeAmerican entered into a Waiver and Consent agreement with USBNA, in which USBNA as agent waived any events of default under the Mortgage Repurchase Facility arising with respect to an event of default as HomeAmerican was not in compliance by permitting the Adjusted Tangible Net Worth to be less than $21.0 million for the month ending February 28, 2025.

The Mortgage Repurchase Facilities have varying short term maturity dates through March 3, 2027. The Mortgage Repurchase Facilities contain various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the mortgage repurchase facilities. We believe our Mortgage Operations were in compliance with the representations, warranties and covenants included in the mortgage repurchase facilities as of March 31, 2026.
Intercompany unsecured revolving credit agreement. Woodside, Chesmar and Holt each had an unsecured revolving credit agreement with Parent with commitments of $250.0 million, $500.0 million and $175.0 million, respectively ("Intercompany Credit Agreements"). The Intercompany Credit Agreements were effective November 20, 2024 and had a termination date of June 30, 2026.
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
15.    Related Party Transactions
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
Intercompany unsecured revolving credit agreement. Woodside, Chesmar and Holt each had an unsecured revolving credit agreement with Parent with commitments of $250.0 million, $500.0 million and $175.0 million, respectively ("Intercompany Credit Agreements"). The Intercompany Credit Agreements were effective November 20, 2024 and had a termination date of June 30, 2026.
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
The following table summarizes interest incurred, capitalized to inventory, and expensed as a result of the related party notes and intercompany unsecured revolving credit agreements and intercompany guarantee fees:

	Three months ended March 31,
	2026	2025
	(Dollars in thousands)
Capitalized interest, beginning of year	$16,206	$9,560
Interest incurred	—	3,182
Interest within cost of sales	(2,834)	(2,213)
Capitalized interest, end of year	$13,372	$10,529
SHRH and affiliates are considered a related party for the period subsequent to April 19, 2024, the date of the merger of the Company, Parent and other affiliates of the Parent (the "Merger"). As of March 31, 2026 and December 31, 2025 the Company had related party receivables of $3.5 million and $47.2 million, respectively. During the three months ended March 31, 2026, $45.0 million of the related party receivable was satisfied against the related party line of credit.
As of March 31, 2026 and December 31, 2025, the Company had $1.5 million and $2.2 million, respectively, of related party payables related to interest payable under the related party notes, intercompany unsecured revolving credit agreements, guarantee fees to SHL, and other various payables with the Parent and affiliates. During the three months ended March 31, 2026 and 2025, the Company recognized $0.0 million and $2.3 million of interest income in association with the cash pooling arrangement with the Parent within interest and other income on the consolidated statement of operations and comprehensive income.
The Company is party to a trademark license agreement with Parent and its affiliates pursuant to which it pays a royalty fee for use of these trademarks. During the three months ended March 31, 2026 and 2025, the Company recognized $0.5 million and $0.6 million of royalty fees within selling, general and administrative expenses on the consolidated statement of operations and comprehensive income.
During the three months ended March 31, 2026 and 2025, the Company purchased $0.4 million and $0.6 million, respectively, of construction related materials, such as framing materials, exterior wall panels and other related materials from Parent and some of its affiliates for use by the Company's homebuilding subsidiaries. These amounts are recognized within inventories on the consolidated balance sheets when paid and within home cost of sales on the consolidated statement of operations and comprehensive income when the homes close.
Within Inventories in the consolidated balance sheets is $67.2 million and $63.8 million of land purchased by the Company from affiliates of SHRH as of March 31, 2026 and December 31, 2025.
16.    Common Control Mergers
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
Immediately prior to the contribution, the sole stockholder of the Company was also the sole stockholder of Woodside, Chesmar and Holt. As a result of the common ownership upon closing of the transactions, the acquisitions were considered common-control transactions and were outside the scope of the business combination guidance in ASC 805-50. The entities are deemed to be under common control as of April 19, 2024, which was the date that the sole stockholder acquired control of the Company and, therefore, held control over the Company.
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

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with, and is qualified in its entirety by, the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are based upon management’s experiences, observations, and analyses. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2025 and this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2026	2025

	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	1,202,055	1,506,375
Land sale revenues	7,013	1,443
Other revenues	—	3,260
Total revenues	1,209,068	1,511,078
Home cost of sales	(1,018,252)	(1,240,380)
Inventory impairments	(4,500)	—
Total home cost of sales	(1,022,752)	(1,240,380)
Land cost of sales	(5,072)	(760)
Other cost of sales	—	(2,839)
Total cost of sales	(1,027,824)	(1,243,979)
Gross margin	181,244	267,099
Selling, general and administrative expenses	(193,128)	(191,492)
Interest and other income	1,084	7,104
Other expense	(3,692)	(3,879)
Homebuilding pretax income (loss)	(14,492)	78,832

Financial Services:
Revenues	27,677	38,514
Expenses	(25,024)	(27,655)
Other income, net	2,862	3,809
Financial services pretax income	5,515	14,668

Income (loss) before income taxes	(8,977)	93,500
Benefit (provision) for income taxes	223	(16,947)
Net income (loss)	(8,754)	76,553

Cash provided by (used in):
Operating Activities	61,908	(473,983)
Investing Activities	35,908	67,913
Financing Activities	(296,812)	74,325

Overview
Industry Conditions and Outlook for SHUS*

Overall housing demand remained soft during the first quarter of 2026, with continuing affordability concerns and weak consumer confidence. Further, the macroeconomic backdrop remains challenging given continuing uncertainty related to geopolitical issues. As a result, we experienced a decrease in our sales absorption rate and our gross margin from home sales during the three months ended March 31, 2026 compared to the same period in the prior year.

We believe that we are well equipped to navigate the current market conditions given our strong financial position. We ended the quarter with total cash and cash equivalents of $161.2 million, a debt-to-capital ratio of 23.3% and no senior note maturities until 2030.

Three Months Ended March 31, 2026

For the three months ended March 31, 2026, our net income (loss) was $(8.8) million, a 111% decrease compared to net income of $76.6 million for the same period in the prior year. This was driven by a decrease in pretax income of both our homebuilding business and financial services business. Our homebuilding pretax income decreased $93.3 million, or 118% year-over-year. Our financial services business pretax income decreased $9.2 million, or 62%, compared to the same period in the prior year. The decrease in homebuilding pretax income was primarily due to a 20% decrease in home sale revenues, a 280 basis point decrease in gross margins from home sales and a 340 basis point increase in our selling, general and administrative expenses as a percentage of revenue. The decrease in gross margin from home sales was driven largely by inventory impairments of $4.5 million in the current year and increased incentive levels, and to a lesser extent, increased land costs. The decrease in financial services pretax income was driven by both our mortgage operations and other financial services operations. The decrease in pretax income for our mortgage operations was driven by decreased loan origination volume due to the decrease in homes closed as well as special financing programs offered on loans locked during the quarter. The decrease in pretax income for our other financial services operations was due to a decrease in home closings. Our financial services and homebuilding businesses each saw a decrease in interest income due to decreases in cash and short-term investments year-over-year.

* See "Forward-Looking Statements" below.

Homebuilding
Pretax Income (Loss):

	Three Months Ended
	March 31,		Change
	2026	2025	Amount	%

	(Dollars in thousands)
Pacific Northwest	$(1,252)	$11,938	$(13,190)	(110)%
California	(3,304)	11,702	(15,006)	(128)%
Desert	(3,217)	21,189	(24,406)	(115)%
Mountain	2,079	20,671	(18,592)	(90)%
Texas	2,482	12,716	(10,234)	(80)%
East	(12,311)	(95)	(12,216)	(12,871)%
Corporate	1,031	711	320	45%
Total Homebuilding pretax income (loss)	$(14,493)	$78,831	$(93,324)	(118)%
For the three months ended March 31, 2026, we recorded homebuilding pretax income (loss) of $(14.5) million, a decrease of 118% from $78.8 million for the same period in the prior year. The decrease was due to a $304.3 million decrease in home sale revenues, a 280 basis point decrease in gross margin from home sales and a 340 basis point increase in our selling, general and administrative expenses as a percentage of home sale revenues.
Our Pacific Northwest, California, Desert, Mountain, Texas and East segments decrease in pretax income was driven by the decrease in home sale revenues in each segment due to a decrease in home closings. This decrease was further driven by a decrease in gross margin from home sales and increase in our selling, general and administrative expenses as a percentage of home sales revenue. Our Corporate segment experienced a $0.3 million increase in pretax income driven by a change in the allocation of the Corporate segments fees in supporting the homebuilding segments.
Assets:

	March 31, 2026	December 31, 2025	Change
			Amount	%

	(Dollars in thousands)
Pacific Northwest	$1,122,345	$1,222,938	$(100,593)	(8)%
California	1,764,597	1,720,250	44,347	3%
Desert	1,699,815	1,697,152	2,663	0%
Mountain	1,003,821	1,059,501	(55,680)	(5)%
Texas	1,245,893	1,150,647	95,246	8%
East	845,036	890,772	(45,736)	(5)%
Corporate	217,512	481,229	(263,717)	(55)%
Total homebuilding assets	$7,899,019	$8,222,489	$(323,470)	(4)%
Total homebuilding assets decreased 4% from December 31, 2025 to March 31, 2026. The decrease in the Corporate segment was driven by a decrease in cash and cash equivalents due to repayments on the related party line of credit, which was partially offset by borrowings on our revolving credit facility during the three months ended March 31, 2026.
The decrease in assets within our Pacific Northwest, Mountain and East homebuilding segments were due to changes in inventories due to decreased land acquisition during the current year. The increase in assets within our Texas homebuilding segment was driven by an increase in inventories due to increased land acquisition during the current year.
New Home Deliveries & Home Sale Revenues:
Changes in home sale revenues are impacted by changes in the number of new homes delivered and the average selling price of those delivered homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	Three Months Ended March 31,
	2026			2025			% Change
	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price

	(Dollars in thousands)
Pacific Northwest	362	$210,921	$582.7	384	$225,190	$586.4	(6)%	(6)%	(1)%
California	325	219,059	674.0	360	251,016	697.3	(10)%	(13)%	(3)%
Desert	485	268,206	553.0	634	334,511	527.6	(24)%	(20)%	5%
Mountain	355	205,567	579.1	553	323,376	584.8	(36)%	(36)%	(1)%
Texas	420	192,983	459.5	473	213,867	452.2	(11)%	(10)%	2%
East	229	105,319	459.9	365	158,415	434.0	(37)%	(34)%	6%
Total	2,176	$1,202,055	$552.4	2,769	$1,506,375	$544.0	(21)%	(20)%	2%

For the three months ended March 31, 2026, the decrease in new home deliveries for all homebuilding segments was due to a decrease in net home sales during the period and for all segments except for the East segment a decrease in beginning backlog at the beginning of the respective periods. The increase in average sales price in the East and Desert homebuilding segments were driven by a change in mix to higher priced communities. The decrease in average sales price in the California homebuilding segment was a result of increased incentive levels.

Gross Margin from Home Sales:
Our gross margin from home sales for the three months ended March 31, 2026 decreased 280 basis points year-over-year from 17.7% to 14.9%. The decrease in gross margin from home sales was primarily due to inventory impairments and increased incentive levels, and to a lesser extent, increased land costs.
Our gross margin from home sales are impacted by our historical land buying strategy, where we have targeted an owned and optioned lot supply of approximately two to three years worth of home closings. As a result, our land associated with homes closed are represented by more recent market values.

Inventory Impairments:
Inventory impairments recognized by segment for the three months ended March 31, 2026 and 2025 are shown in the table below.

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Housing Completed or Under Construction:
Pacific Northwest	$560	$—
California	—	—
Desert	1,450	—
Mountain	—	—
Texas	—	—
East	2,014	—
Subtotal	4,024	—
Land and Land Under Development:
Pacific Northwest	140	—
California	—	—
Desert	—	—
Mountain	—	—
Texas	—	—
East	336	—
Subtotal	476	—
Total Inventory Impairments	$4,500	$—
The table below provides quantitative data, for the periods presented, where applicable, used in determining the fair value of the impaired inventory.

	Impairment Data			Quantitative Data
Three Months Ended	Number of Subdivisions Impaired	Inventory Impairments	Fair Value of Inventory After Impairments	Discount Rate
	(Dollars in thousands)
March 31, 2026	4	$4,500	$23,441	15%
Total		$4,500

Selling, General and Administrative Expenses:

	Three Months Ended March 31,
	2026	2025	Change

	(Dollars in thousands)
General and administrative expenses	$104,811	$94,650	$10,161
General and administrative expenses as a percentage of home sale revenues	8.7%	6.3%	240 bps
Marketing expenses	$44,997	$43,625	$1,372
Marketing expenses as a percentage of home sale revenues	3.7%	2.9%	80 bps
Commissions expenses	$43,320	$53,217	$(9,896)
Commissions expenses as a percentage of home sale revenues	3.6%	3.5%	10 bps
Total selling, general and administrative expenses	$193,128	$191,492	$1,637
Total selling, general and administrative expenses as a percentage of home sale revenues	16.1%	12.7%	340 bps
General and administrative expenses increased for the three months ended March 31, 2026 due to an increase in compensation related costs as well as certain overhead costs previously incurred by the Parent that are now incurred by the Company subsequent to the acquisition of Woodside in December 2025 and Chesmar and Holt in January 2026.
Marketing expenses increased for the three months ended March 31, 2026 compared to the previous period driven by an increase in maintenance and utility costs as a result of having more spec homes in inventory and increased advertising spend during the quarter.
Commissions expenses decreased for the three months ended March 31, 2026 due to decreases in home sale revenues.

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

	Three Months Ended March 31,
	2026				2025				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate

	(Dollars in thousands)
Pacific Northwest	565	$338,018	$598.3	2.62	584	$344,442	$589.8	2.95	(3)%	(2)%	1%	(11)%
California	445	325,128	730.6	2.60	519	370,339	713.6	3.46	(14)%	(12)%	2%	(25)%
Desert	705	402,194	570.5	2.61	763	405,721	531.7	3.69	(8)%	(1)%	7%	(29)%
Mountain	460	286,448	622.7	2.22	681	415,891	610.7	3.72	(32)%	(31)%	2%	(40)%
Texas	531	269,431	507.4	1.65	621	289,928	466.9	2.13	(14)%	(7)%	9%	(22)%
East	309	147,220	476.4	2.24	479	213,747	446.2	3.99	(35)%	(31)%	7%	(44)%
Total	3,015	$1,768,439	$586.5	2.28	3,647	$2,040,068	$559.4	3.17	(17)%	(13)%	5%	(28)%
*Calculated as total net new orders (gross orders less cancellations) in period ÷ average active communities during period ÷ number of months in period.

				Average Active Subdivisions
	Active Subdivisions			Three Months Ended
	March 31,		%	March 31,		%
	2026	2025	Change	2026	2025	Change
Pacific Northwest	66	69	(4)%	72	66	9%
California	57	50	14%	57	50	14%
Desert	93	67	39%	90	69	30%
Mountain	71	59	20%	69	61	13%
Texas	107	100	7%	107	97	10%
East	46	40	15%	46	40	15%
Total	440	385	14%	441	383	15%

For the three months ended March 31, 2026, the decrease in the number of net new orders was primarily the result of a decrease in in the monthly sales absorption rate, offset partially by an increase in average active subdivisions. The decrease in the monthly sales absorption rate is due to decreased demand as a result of current market conditions.

Cancellation Rate:

	Cancellations as a Percentage of Gross Sales
	Three Months Ended March 31,
	2026	2025
Pacific Northwest	8%	11%
California	10%	10%
Desert	11%	13%
Mountain	12%	12%
Texas	11%	12%
East	13%	14%
Total	11%	12%
Our cancellation rate as a percentage of gross sales decreased year-over-year during the three months ended March 31, 2026 as a result of a decrease in beginning backlog, offset partially by a decrease in gross sales (before cancellations).
Backlog:

	March 31,
	2026			2025			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price

	(Dollars in thousands)
Pacific Northwest	481	$286,899	$596.5	545	$308,634	$566.3	(12)%	(7)%	5%
California	291	238,013	817.9	426	323,439	759.2	(32)%	(26)%	8%
Desert	435	288,755	663.8	396	232,736	587.7	10%	24%	13%
Mountain	255	171,486	672.5	320	197,884	618.4	(20)%	(13)%	9%
Texas	545	308,440	565.9	623	309,182	496.3	(13)%	—%	14%
East	164	83,035	506.3	198	91,479	462.0	(17)%	(9)%	10%
Total	2,171	$1,376,628	$634.1	2,508	$1,463,354	$583.5	(13)%	(6)%	9%
At March 31, 2026, we had 2,171 homes in backlog with a total value of $1.38 billion. This represented a 13% decrease in the number of homes in backlog and a 6% decrease in the dollar value of those homes in backlog from March 31, 2025. The decrease in the number of homes in backlog was primarily a result of the decrease in net sales during the quarter. The increase in average selling price in each of the homebuilding segments is due to a change in mix to higher priced communities. The dollar value and average selling prices of homes in backlog do not include financing incentives, as these forward commitments are entered into prior to the home sales and are not specific to an individual home.

Homes Completed or Under Construction (WIP lots):

	March 31,		%
	2026	2025	Change
Unsold:
Completed	2,174	1,664	31%
Under construction	1,742	3,924	(56)%
Total unsold started homes	3,916	5,588	(30)%
Sold homes under construction or completed	1,716	2,151	(20)%
Model homes under construction or completed	813	746	9%
Total homes completed or under construction	6,445	8,485	(24)%
The decrease in sold homes under construction or completed and increase in unsold completed homes is due to the slower sales pace during the three months ended March 31, 2026 due to current market conditions. The decrease in unsold homes under construction is due to a decrease of home starts during the period.
Lots Owned and Optioned (including homes completed or under construction):

	March 31, 2026			March 31, 2025
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total	Total % Change
Pacific Northwest	7,758	1,914	9,672	8,472	3,852	12,324	(22)%
California	5,873	512	6,385	6,471	1,808	8,279	(23)%
Desert	7,543	777	8,320	7,803	1,623	9,426	(12)%
Mountain	5,311	864	6,175	6,099	1,028	7,127	(13)%
Texas	7,915	3,229	11,144	7,711	2,826	10,537	6%
East	5,153	1,428	6,581	4,467	3,182	7,649	(14)%
Total	39,553	8,724	48,277	41,023	14,319	55,342	(13)%
Our total owned and optioned lots at March 31, 2026 were 48,277, which represented an 13% decrease year-over-year. We believe that our total lot supply is sufficient to meet our operating needs. See "Forward-Looking Statements" below.
Financial Services

	Three Months Ended
	March 31,		Change
	2026	2025	Amount	%
	(Dollars in thousands)
Financial services revenues
Mortgage operations	$15,404	$21,456	$(6,053)	(28)%
Other	12,273	17,058	(4,785)	(28)%
Total financial services revenues	$27,677	$38,515	$(10,838)	(28)%
Financial services pretax income
Mortgage operations	$(1,478)	$2,165	$(3,643)	(168)%
Other	6,993	12,503	(5,510)	(44)%
Total financial services pretax income	$5,515	$14,668	$(9,153)	(62)%

For the three months ended March 31, 2026, our financial services pretax income was $5.5 million, a 62% decrease compared to pretax income of $14.7 million for the same period in the prior year. The decrease in financial services pretax income was due to both our mortgage operations and other financial services operations. The decrease in mortgage operations was largely due to special financing programs offered on loans locked during the quarter. Both financial services segments pretax income was also impacted by the decrease in homes closed year-over-year as well as a decrease in interest income due to decreases in cash and short-term investments year-over-year.

The following table sets forth information for our mortgage operations segment relating to mortgage loans originated and capture rate.

	Three Months Ended		% or Percentage
	March 31,
	2026	2025	Change
	(Dollars in thousands)
Total Originations (including transfer loans):
Loans	1,649	2,106	(22)%
Principal	$799,207	$993,948	(20)%
Capture Rate Data:
Capture rate as % of all homes delivered	76%	76%	—%
Mortgage Loan Origination Product Mix:
FHA loans	26%	31%	(5)%
Other government loans (VA & USDA)	19%	16%	3%
Total government loans	45%	47%	(2)%
Conventional loans	55%	53%	2%
	100%	100%	—%
Loan Type:
Fixed rate	90%	100%	(10)%
ARM	10%	—%	10%
Credit Quality:
Average FICO Score	741	744	—%
Other Data:
Average Combined LTV ratio	86%	85%	1%
Full documentation loans	100%	100%	—%
Loans Sold to Third Parties:
Loans	1,658	2,074	(20)%
Principal	$803,344	$962,165	(17)%
Income Taxes
The Company is included in the Sekisui House US Holdings (parent of SH Residential Holdings, LLC) consolidated tax group for U.S. federal income tax purposes. Although the Company’s results are included in the Sekisui House consolidated return, our income tax provision is calculated primarily as though we were a separate taxpayer. However, under certain circumstances, transactions between the Company and Sekisui House are assessed using consolidated tax return rules and any difference in liability between the separate company method is planned to be addressed in a future tax sharing arrangement.

Our overall effective income tax rates was 2.5% for the three months ended March 31, 2026 and 18.1% for the three months ended March 31, 2025. The rates for the three months ended March 31, 2026 and 2025 resulted in an income tax benefit (expense) of $0.2 million and $(16.9) million, respectively. The year-over-year decrease in our effective tax rate for the three months ended March 31, 2026 was primarily due to the impact the interest for uncertain tax positions and the change in the state rate are having on the relatively small tax benefit compared to the larger tax provision during the same period in the prior year.

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
Our critical accounting estimates and policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of March 31, 2026, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, payments due on our Mortgage Repurchase Facilities, payments due on our Revolving Credit Facility, purchase obligations related to expected acquisition of land under purchase agreements and land development agreements (many of which are secured by letters of credit or surety bonds) and operating leases. Other material cash requirements include land acquisition and development costs not yet contracted for, home construction costs, operating expenses, including our selling, general and administrative expenses, investments and funding of capital improvements and dividend payments.
At March 31, 2026, we had outstanding senior notes with varying maturities totaling an aggregate principal amount of $1.50 billion, with none payable within 12 months. Future interest payments associated with the notes total $1.09 billion, with $64.2 million payable within 12 months. As of March 31, 2026, we had $61.5 million of required operating lease future minimum payments.
At March 31, 2026, we had deposits of $87.6 million in the form of cash and $10.0 million in the form of letters of credit that secured option contracts to purchase 8,724 lots for a total estimated purchase price of $1.11 billion.
At March 31, 2026, we had outstanding surety bonds and letters of credit totaling $760.8 million and $140.4 million, respectively, including $110.8 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $368.0 million and $115.9 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit. We have made no material guarantees with respect to third-party obligations.
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
Senior Notes, Revolving Credit Facility and Mortgage Repurchase Facilities
Senior Notes. Our senior notes are not secured and, while the senior note indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries (including newly added subsidiaries of Woodside, Chesmar and Holt in March 2026). We believe that we are in compliance with the representations, warranties and covenants in the senior note indentures.
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
The Revolving Credit Facility is fully and unconditionally guaranteed, jointly and severally, by most of our homebuilding segment subsidiaries (including newly added subsidiaries of Woodside, Chesmar and Holt in March 2026). The term of the guarantees is through the termination of the Revolving Credit Facility. The facility contains various representations, warranties and covenants that we believe are customary for agreements of this type. In the case of a default, the guarantors would be required to perform under the agreement. The financial covenants include a consolidated leverage test and interest coverage test, along with a consolidated tangible net worth covenant, all as defined in the Revolving Credit Facility.
The Revolving Credit Facility also contains customary events of default, including, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, breach of any financial covenant and change of control. Upon the occurrence and during the continuance of any event of default, the Administrative Agent, with the consent or at the direction of the required lenders, may accelerate the payment of the obligations thereunder and exercise various other customary default remedies. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of March 31, 2026.
We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At March 31, 2026 and December 31, 2025, there were $29.6 million and $35.5 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. At March 31, 2026 and December 31, 2025, we had $200.0 million and $0.0 million, respectively, outstanding under the Revolving Credit Facility. As of March 31, 2026, availability under the Revolving Credit Facility was approximately $1.17 billion.
Mortgage Repurchase Facilities. Our Mortgage Operations enter into Mortgage Repurchase Facilities with various lenders, which provide liquidity by providing for the sale of eligible mortgage loans with an agreement by our Mortgage Operations to repurchase the mortgage loans at a future date. HomeAmerican is party to mortgage repurchase facilities with two lenders, which provide HomeAmerican with committed repurchase facilities of up to an aggregate of $300.0 million as of March 31, 2026 (subject to increase by up to $150.0 million under certain conditions with respect to one of the lenders). CLM is party to mortgage repurchase facilities with two lenders, which provide CLM with committed repurchase facilities of up to an aggregate of $105.0 million as of March 31, 2026.

At March 31, 2026 and December 31, 2025, HomeAmerican and CLM $168.2 million and $177.2 million, respectively, of mortgage loans that they were obligated to repurchase under the Mortgage Repurchase Facilities. Mortgage loans that our Mortgage Operations are obligated to repurchase under the mortgage repurchase facilities are accounted for as a debt financing arrangement and are reported as mortgage repurchase facilities in the consolidated balance sheets. Pricing under the mortgage repurchase facilities are based on SOFR.
Effective April 16, 2025, HomeAmerican entered into a Waiver and Consent agreement with USBNA, in which USBNA as agent waived any events of default under the Mortgage Repurchase Facility arising with respect to an event of default as HomeAmerican was not in compliance by permitting the Adjusted Tangible Net Worth to be less than $21.0 million for the month ending February 28, 2025.
The Mortgage Repurchase Facilities have varying short term maturity dates through March 3, 2027. The Mortgage Repurchase Facilities contain various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the mortgage repurchase facilities. We believe our Mortgage Operations were in compliance with the representations, warranties and covenants included in the mortgage repurchase facilities as of March 31, 2026.

Consolidated Cash Flow
During the three months ended March 31, 2026, net cash provided by operating activities was $61.9 million compared with net cash used in operating activities of $474.0 million in the prior year period. During the three months ended March 31, 2026, we generated a net loss of $8.8 million compared to net income of $76.6 million during the three months ended March 31, 2025. During the three months ended March 31, 2026, included in net income was $4.5 million of inventory impairments, compared to none during the prior year period. During the three months ended March 31, 2026, cash provided by the decrease in inventory was $76.8 million compared to cash used in the increase of inventory during the prior year period of $456.1 million. The decrease in 2026 was the result of reduced lot acquisitions during the period compared to 2025. Cash used in the increase in trade and other receivables for the three months ended March 31, 2026 was $27.3 million compared to $88.7 million for the three months ended March 31, 2025. The increase during the three months ended March 31, 2026 and 2025 was driven by an decrease of homes closed at the end of the period. Cash provided by the change in mortgage loans held-for-sale, net for the three months ended March 31, 2026 was $6.8 million compared to cash used in the change in mortgage loans held-for-sale, net of $29.7 million for the three months ended March 31, 2025. The cash provided during the three months ended March 31, 2026 was due to a higher level of loan sales compared to originations, compared to a higher level of originations compared to loan sales during the same period in the prior year. The cash used in the decrease of accounts payable and accrued and other liabilities was $11.3 million during the three months ended March 31, 2026 compared to cash provided by the increase in accounts payable and accrued and other liabilities of $0.2 million during the same period in the prior year. The change in accounts payable and accrued liabilities was due to decreased construction spend during the first quarter of 2026 as a result of the year-over-year decrease in the number of homes under construction during the period.
During the three months ended March 31, 2026, net cash used in investing activities was $9.1 million, driven by purchases of property and equipment during the three months ended March 31, 2026. This is compared to the net cash provided by investing activites of $67.9 million during the three months ended March 31, 2025, due to the decrease in receivable from cash pooling arrangement with Parent of $76.0 million.
During the three months ended March 31, 2026 the net cash used in financing activities was $251.8 million compared to net cash provided by financing activities of $74.3 million during the three months ended March 31, 2025. Cash used in payments on mortgage repurchase facility, net was $9.0 million compared to cash provided by draws on mortgage repurchase facility of $33.3 million during the same period in 2025. The decrease in cash provided by draws on mortgage repurchase facility, net during the three months ended March 31, 2026 was due to decreased mortgage loans held-for-sale at the end of the period. Cash provided by draws on homebuilding line of credit, net was $200.0 million during the three months ended March 31, 2026 compared to none during the same period during 2025. Further payments on related party line of credit from cash pooling arrangement with Parent was $442.8 million compared to advances on related party line of credit from cash pooling arrangement with Parent of $41.0 million during the same period during the prior year. The payment on the related party line of credit during 2026 was due to the maturity and discontinuance of the cash pooling arrangement with the Parent. The draws on homebuilding line of credit during the three months ended March 31, 2026 was for land acquisitions given the repayment of the related party line of credit.

OTHER
Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q, as well as statements made by us in periodic press releases, oral statements made by our officials in the course of presentations about the Company and conference calls in connection with quarterly earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operations, cash flows, strategies and prospects. These forward-looking statements may be identified by terminology such as “likely,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be considered. Additionally, information about issues that could lead to material changes in performance and risk factors that have the potential to affect us are contained under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 and Item 1A of Part II of this Quarterly Report on Form 10-Q.
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
As of March 31, 2026, our cash and cash equivalents included commercial bank deposits and money market funds.
We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments, marketable securities and debt. Financial instruments utilized in the normal course of business by HomeAmerican and CLM include forward sales of mortgage-backed securities, which are commitments to sell a specified financial instrument at a specified future date for a specified price, mandatory delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price within a specified time period, and best-effort delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price subject to the underlying mortgage loans being funded and closed. Such contracts are the only significant financial and derivative instruments utilized by SHUS. HomeAmerican and CLM’s mortgage loans in process for which an interest rate lock commitment had been made to a borrower that had not closed at March 31, 2026 had an aggregate principal balance of $314.1 million, of which $313.6 million had not yet been committed to a mortgage purchaser. In addition, HomeAmerican and CLM had mortgage loans held-for-sale with an aggregate principal balance of $216.5 million at March 31, 2026, of which $118.0 million had not yet been committed to a mortgage purchaser. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale that had not yet been committed to a mortgage purchaser, HomeAmerican and CLM had forward sales of securities totaling $420.8 million and $217.5 million at March 31, 2026 and December 31, 2025, respectively.
HomeAmerican and CLM provides mortgage loans that generally are sold forward on a best-efforts or mandatory commitment basis and subsequently delivered to a third-party purchaser between 5 and 35 days after closing. Forward sale commitments and forward sales of mortgage-backed securities are used for non-trading purposes to sell mortgage loans and economically hedge price risk due to fluctuations in interest rates on rate-locked mortgage loans in process that have not closed and mortgage loans held-for-sale. Due to this economic hedging philosophy, the market risk associated with these mortgages is limited. For forward sales commitments, forward sales of mortgage-backed securities and commitments to originate mortgage loans that are still outstanding at the end of a reporting period, we record the changes in fair value of these financial instruments in revenues in the financial services section of the consolidated statements of operations and comprehensive income with an offset to either other assets or accounts payable and accrued liabilities in the financial services section of our consolidated balance sheets, depending on the nature of the change.
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
(b)Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.     Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors that appeared under Item 1A. Risk Factors in the Company’s 2025 Annual Report on Form 10-K. There are no material changes from the risk factors included within the Company’s 2025 Annual Report on Form 10-K.
Item 5. Other Information

On May 6, 2026, the Company took the actions described below with respect to compensation pursuant to authorization by the Compensation Committee (the "Committee") of the Board of Directors of the Company.

The Company awarded cash long term incentive awards to Paris G. Reece III, Jennifer Whip and David Barclay, Directors of the Company, under terms of the Sekisui House U.S., Inc. First Amendment to the Long Term Incentive Plan, in the amount of $175,000 each. The awards were authorized by the Committee on February 17, 2026, awarded by the Company on May 6, 2026, and will vest on April 1, 2028, subject to the First Amendment to the Long Term Incentive Plan documents disclosed in Exhibit 10.1.

The Company awarded cash long term incentive awards to Robert N. Martin, Director, Senior Vice President and Chief Financial Officer and David N. Viger, Director, President and Chief Executive Officer, under terms of the Sekisui House U.S., Inc. First Amendment to the Long Term Incentive Plan, in the amount of $1,700,000 and $2,250,000, respectively. The awards were authorized by the Committee on February 17, 2026, awarded by the Company on May 6, 2026, and will vest on April 1, 2028, subject to the First Amendment to the Long Term Incentive Plan documents disclosed in Exhibit 10.1.

Item 6.        Exhibits

4.1	Third Supplemental Indenture (6.000% Senior Notes due 2043), dated as of March 20, 2026, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee.
4.2	Third Supplemental Indenture (3.966% Senior Notes due 2061), dated as of March 20, 2026, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee.
4.3	Third Supplemental Indenture (3.850% Senior Notes due 2030), dated as of March 20, 2026, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee.
4.4	Third Supplemental Indenture (2.500% Senior Notes due 2031), dated as of March 20, 2026, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee.
10.1	First Amendment to the Sekisui House U.S., Inc. Long Term Incentive Plan.
10.2	Amended and Restated License Agreement between the Company and Sekisui House, LTD.
31.1	Certification of principal executive officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (ii) Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2026 and 2025, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2026 and 2025, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025; and (v) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________________
*Incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sekisui House U.S., Inc.
(Registrant)

Date: May 12, 2026	By: /s/ Robert N. Martin
Robert N. Martin Director, Senior Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

Date: May 12, 2026	By: /s/ Derek R. Kimmerle
Derek R. Kimmerle
Senior Vice President and Chief Accounting Officer (chief accounting officer and duly authorized officer)