Form 10-Q
period 2026-06-30
SEKISUI HOUSE U.S., INC.
filed 2026-08-12
CIK 773141

a

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of June 30, 2026, outstanding common stock consisted of 100 shares of common stock, $0.01 par value per share, all of which were held by SH Residential Holdings, LLC (“Parent" or "SHRH”).

Sekisui House U.S., Inc.
FORM 10-Q
FOR THE QUARTER ENDED June 30, 2026

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
(i)

PART I. FINANCIAL INFORMATION
Item 1.    Unaudited Consolidated Financial Statements
Sekisui House U.S., Inc.
Consolidated Balance Sheets

	June 30, 2026	December 31, 2025
	(unaudited)
	(Dollars in thousands, except share and per share amounts)
ASSETS
Homebuilding:
Cash and cash equivalents	$69,647	$266,486
Restricted cash	—	1
Trade and other receivables	80,000	78,592
Related party receivables	3,697	47,219
Inventories	7,129,165	7,179,927
Property and equipment, net	102,151	96,089
Deferred tax asset, net	84,954	86,619
Prepaids and other assets	179,208	207,261
Investment in unconsolidated entities	22,798	23,681
Goodwill and intangible assets, net	233,614	236,614
Total homebuilding assets	7,905,234	8,222,489
Financial Services:
Cash and cash equivalents	101,821	93,645
Restricted cash	301	546
Mortgage loans held-for-sale, net	229,840	216,107
Other assets	37,222	29,159
Total financial services assets	369,184	339,457
Total Assets	$8,274,418	$8,561,946
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$194,950	$176,674
Accrued and other liabilities	527,217	562,284
Revolving credit facility	190,000	—
Related party line of credit	—	487,789
Related party payables	44,743	2,188
Notes payable, net	2,950	2,953
Senior notes, net	1,485,630	1,485,166
Total homebuilding liabilities	2,445,490	2,717,054
Financial Services:
Accounts payable and accrued liabilities	127,437	125,078
Mortgage repurchase facility	188,346	177,221
Total financial services liabilities	315,783	302,299
Total Liabilities	2,761,273	3,019,353
Stockholder's Equity
Common stock, $0.01 par value; 150 shares authorized; 100 issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Additional paid-in-capital	3,683,807	3,683,807
Retained earnings	1,829,338	1,858,786
Total Stockholder's Equity	5,513,145	5,542,593
Total Liabilities and Stockholder's Equity	$8,274,418	$8,561,946
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

Sekisui House U.S., Inc.
Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(Dollars in thousands, except share and per share amounts)
Homebuilding:
Home sale revenues	$1,336,791	$1,745,025	$2,538,846	$3,251,400
Land sale revenues	2,839	3,122	9,852	4,565
Other revenues	—	4,829	—	8,089
Total revenues	1,339,630	1,752,976	2,548,698	3,264,054
Home cost of sales	(1,122,620)	(1,477,585)	(2,140,872)	(2,717,965)
Inventory impairments	—	(15,203)	(4,500)	(15,203)
Total home cost of sales	(1,122,620)	(1,492,788)	(2,145,372)	(2,733,168)
Land cost of sales	(2,285)	(2,710)	(7,357)	(3,470)
Other cost of sales	—	(3,590)	—	(6,429)
Total cost of sales	(1,124,905)	(1,499,088)	(2,152,729)	(2,743,067)
Gross margin	214,725	253,888	395,969	520,987
Selling, general and administrative expenses	(190,678)	(204,275)	(383,806)	(395,767)
Interest and other income	2,751	6,268	3,835	13,372
Other expense	(890)	(5,502)	(4,582)	(9,381)
Homebuilding pretax income	25,908	50,379	11,416	129,211

Financial Services:
Revenues	32,135	49,267	59,812	87,781
Expenses	(21,982)	(30,265)	(47,006)	(57,920)
Other income, net	3,140	4,133	6,002	7,942
Financial services pretax income	13,293	23,135	18,808	37,803

Income before income taxes	39,201	73,514	30,224	167,014
Provision for income taxes	(9,532)	(15,429)	(9,309)	(32,376)
Net income	$29,669	$58,085	$20,915	$134,638
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

Sekisui House U.S., Inc.
Consolidated Statements of Changes in Stockholder's Equity
(Dollars in thousands, except share amounts)

	Six Months Ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2025	100	$—	$3,683,807	$1,858,786	$5,542,593
Net loss	—	—	—	(8,754)	(8,754)
Balance at March 31, 2026	100	$—	$3,683,807	$1,850,032	$5,533,839
Net income	—	—	—	29,669	29,669
Cash dividends declared	—	—	—	(50,363)	(50,363)
Balance at June 30, 2026	100	$—	$3,683,807	$1,829,338	$5,513,145

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2024	100	$—	$3,154,058	$1,832,192	$4,986,250
Net income	—	—	—	76,553	76,553
Balance at March 31, 2025	100	$—	$3,154,058	$1,908,745	$5,062,803
Net income	—	—	—	58,085	58,085
Cash dividends declared	—	—	—	(138,579)	(138,579)
Balance at June 30, 2025	100	$—	$3,154,058	$1,828,251	$4,982,309

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

Sekisui House U.S., Inc.
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2026	2025

	(Dollars in thousands)
Operating Activities:
Net income (loss)	$20,915	$134,638
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	20,755	22,585
Inventory impairments	4,500	15,203
Project abandonment costs	4,574	8,635
Gain (loss) on sale of property and equipment	(360)	182
Income from unconsolidated entities	(838)	(1,411)
Distribution from unconsolidated entities	—	2,190
Fair market value adjustment of unconsolidated entities	(656)	—
Deferred income tax expense (benefit)	1,665	(7,673)
Net changes in assets and liabilities:
Trade and other receivables	(1,408)	(56,587)
Related party receivables	(1,478)	22,110
Related party payables	(1,808)	1,444
Mortgage loans held-for-sale, net	(13,733)	76,986
Inventories	42,152	(818,771)
Prepaids and other assets	22,512	37,917
Accounts payable and accrued and other liabilities	(18,645)	96,016
Net cash provided by (used in) operating activities	78,147	(466,536)

Investing Activities:
Distribution of capital from unconsolidated entities	2,377	385
Decrease in receivable from cash pooling arrangement with Parent	—	108,103
Proceeds from sale / disposal of other assets	360	764
Purchases of property and equipment	(22,102)	(22,517)
Net cash provided by (used in) investing activities	(19,365)	86,735

Financing Activities:
Draws (payments) on mortgage repurchase facilities, net	11,125	(68,007)
Draws on homebuilding line of credit, net	190,000	—
Advances (payments) on related party line of credit from cash pooling arrangement with Parent	(442,789)	126,512
Repayment of notes payable, net	(27)	(1,368)
Dividend payments	(6,000)	(138,579)
Payments of deferred financing costs	—	(27)
Net cash provided by (used in) financing activities	(247,691)	(81,469)

Net decrease in cash, cash equivalents and restricted cash	(188,909)	(461,270)
Cash, cash equivalents and restricted cash:
Beginning of period	360,678	893,781
End of period	$171,769	$432,511

Reconciliation of cash, cash equivalents and restricted cash:
Homebuilding:
Cash and cash equivalents	$69,647	$273,149

Restricted cash	—	—
Financial Services:
Cash and cash equivalents	101,821	158,824
Restricted cash	301	538
Total cash, cash equivalents and restricted cash	$171,769	$432,511

Supplemental schedule of noncash investing and financing activities:
Dividend payable	$44,363	$—
Land distribution received from investment in unconsolidated entities	$—	$30,463
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

1.    Basis of Presentation
The Unaudited Consolidated Financial Statements of Sekisui House U.S., Inc. (formerly known as M.D.C. Holdings, Inc.) ("SHUS," “the Company," "we," "us," or "our," which refer to Sekisui House U.S., Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of SHUS at June 30, 2026 and for all periods presented. These statements should be read in conjunction with SHUS’s Consolidated Financial Statements and Notes thereto and the Combined Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
On December 1, 2025, Parent contributed (for no consideration) to the Company all of Parent’s interests in its wholly owned subsidiary Woodside Group, LLC ("Woodside"). Woodside is a homebuilding company with operations in Arizona, California, Idaho, Nevada and Utah. On January 1, 2026, Parent contributed (for no consideration) to the Company all of Parent’s interests in its wholly owned subsidiaries Chesmar Homes, LLC ("Chesmar") and Holt Group Holdings, LLC ("Holt"). Chesmar and Holt are homebuilding companies with operations in Texas, Oregon, and Washington. The Woodside Merger and Chesmar and Holt Merger are collectively referred to as the Common Control Mergers.
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
Included in these footnotes are certain statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operations, cash flows, strategies and prospects. These forward-looking statements may be identified by terminology such as "likely," "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this section are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be considered.
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
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which is intended to enhance the transparency and decision usefulness of income tax disclosures.

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

3.    Segment Reporting
An operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Chief Operating Decision Maker ("CODM"), or decision-making group, to evaluate performance and make operating decisions. We have identified our CODM as one key executive—the Chief Executive Officer ("CEO"). The CODM's evaluation of segment performance is based on segment pretax income for all reportable segments. Pretax income is used at the segment level for forecasting and actual results to evaluate performance of each segment and further assist in decision making regarding allocation of capital and other resources between segments.
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
•Desert (Arizona, Nevada and New Mexico)
•Mountain (Colorado and Utah)
•Texas
•East (Florida, Maryland, Tennessee and Virginia)
Our financial services business consists of the following operating segments: (1) HomeAmerican Mortgage Corporation ("HomeAmerican"); (2) CLM Mortgage, Inc. ("CLM"); (3) StarAmerican Insurance Ltd. (“StarAmerican”); (4) American Home Insurance Agency, Inc.; (5) Entitled Insurance Agency, Inc. ("Entitled Insurance"); (6) American Home Title and Escrow Company; and (7) N Title, LLC ("N Title"). Due to its contributions to consolidated pretax income, we consider HomeAmerican and CLM to be a reportable segment ("Mortgage Operations"). The remaining operating segments have been aggregated into one reportable segment ("other") because they do not individually exceed 10 percent of: (1) consolidated revenue; (2) the greater of (a) the combined reported profit of all operating segments that did not report a loss or (b) the positive value of the combined reported loss of all operating segments that reported losses; or (3) consolidated assets.
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
The following tables present operating results relating to our homebuilding and financial services operations:

	Three Months Ended June 30, 2026
	(Dollars in thousands)
	Homebuilding
	Pacific Northwest	California	Desert	Mountain	Texas	East	Corporate	Total
Home sale revenues	$254,607	$221,227	$296,260	$207,837	$242,766	$114,094	$—	$1,336,791
Land sale revenues	$1,068	$—	$—	$—	$1,081	$690	$—	$2,839
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—
Home cost of sales	$(213,857)	$(186,910)	$(248,826)	$(176,465)	$(196,450)	$(100,112)	$—	$(1,122,620)
Inventory impairments	$—	$—	$—	$—	$—	$—	$—	$—
Land cost of sales	$(961)	$—	$—	$—	$(664)	$(660)	$—	$(2,285)
Other cost of sales	$—	$—	$—	$—	$—	$—	$—	$—
Selling, general and administrative expenses	$(34,634)	$(37,233)	$(42,436)	$(24,529)	$(35,963)	$(21,614)	$5,731	$(190,678)
Interest and other income (1)	$67	$92	$504	$27	$851	$63	$1,147	$2,751
Other expense (3)	$(502)	$(141)	$(70)	$(74)	$—	$(103)	$—	$(890)
Pretax income (loss)	$5,788	$(2,965)	$5,432	$6,796	$11,621	$(7,642)	$6,878	$25,908

	Three Months Ended June 30, 2026
	(Dollars in thousands)
	Financial Services
	Mortgage Operations	Other	Total
Revenues	$19,363	$12,772	$32,135
Expenses (2)	$(15,985)	$(5,997)	$(21,982)
Other income (3)	$2,115	$1,025	$3,140
Pretax income (loss)	$5,493	$7,800	$13,293

	Six Months Ended June 30, 2026
	(Dollars in thousands)
	Homebuilding
	Pacific Northwest	California	Desert	Mountain	Texas	East	Corporate	Total
Home sale revenues	$465,528	$440,286	$564,466	$413,404	$435,749	$219,413	$—	$2,538,846
Land sale revenues	$4,368	$—	$—	$—	$4,794	$690	$—	$9,852
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—
Home cost of sales	$(393,715)	$(370,668)	$(476,325)	$(351,894)	$(356,005)	$(192,265)	$—	$(2,140,872)
Inventory impairments	$(700)	$—	$(1,450)	$—	$—	$(2,350)	$—	$(4,500)
Land cost of sales	$(3,574)	$—	$—	$—	$(3,123)	$(660)	$—	$(7,357)
Other cost of sales	$—	$—	$—	$—	$—	$—	$—	$—
Selling, general and administrative expenses	$(66,774)	$(75,542)	$(83,478)	$(51,854)	$(68,637)	$(43,902)	$6,381	$(383,806)
Interest and other income (1)	$(15)	$176	$564	$163	$1,325	$94	$1,528	$3,835
Other expense (3)	$(582)	$(521)	$(1,562)	$(944)	$—	$(973)	$—	$(4,582)
Pretax income (loss)	$4,536	$(6,269)	$2,215	$8,875	$14,103	$(19,953)	$7,909	$11,416

	Six Months Ended June 30, 2026
	(Dollars in thousands)
	Financial Services
	Mortgage Operations	Other	Total
Revenues	$34,767	$25,045	$59,812
Expenses (2)	$(34,708)	$(12,298)	$(47,006)
Other income (3)	$3,956	$2,046	$6,002
Pretax income (loss)	$4,015	$14,793	$18,808

	Three Months Ended June 30, 2025
	(Dollars in thousands)
	Homebuilding
	Pacific Northwest	California	Desert	Mountain	Texas	East	Corporate	Total
Home sale revenues	$311,360	$293,659	$345,132	$361,151	$240,463	$193,260	$—	$1,745,025
Land sale revenues	$1,066	$—	$—	$—	$2,056	$—	$—	$3,122
Other revenues	$4,851	$(22)	$—	$—	$—	$—	$—	$4,829
Home cost of sales	$(263,987)	$(240,655)	$(294,766)	$(306,915)	$(202,067)	$(169,195)	$—	$(1,477,585)
Inventory impairments	$(7,900)	$(5,453)	$—	$—	$(1,100)	$(750)	$—	$(15,203)
Land cost of sales	$(1,023)	$(2)	$—	$—	$(1,685)	$—	$—	$(2,710)
Other cost of sales	$(3,590)	$—	$—	$—	$—	$—	$—	$(3,590)
Selling, general and administrative expenses	$(32,766)	$(45,079)	$(40,065)	$(31,954)	$(30,618)	$(24,080)	$287	$(204,275)
Interest and other income (1)	$(175)	$(35)	$249	$145	$774	$186	$5,124	$6,268
Other expense (3)	$(3,223)	$(1,133)	$(688)	$57	$627	$(1,099)	$(43)	$(5,502)
Pretax income	$4,613	$1,280	$9,862	$22,484	$8,450	$(1,678)	$5,368	$50,379

	Three Months Ended June 30, 2025
	(Dollars in thousands)
	Financial Services
	Mortgage Operations	Other	Total
Revenues	$33,130	$16,137	$49,267
Expenses (2)	$(22,687)	$(7,578)	$(30,265)
Other income (3)	$2,072	$2,061	$4,133
Pretax income	$12,515	$10,620	$23,135

	Six Months Ended June 30, 2025
	(Dollars in thousands)
	Homebuilding
	Pacific Northwest	California	Desert	Mountain	Texas	East	Corporate	Total
Home sale revenues	$536,550	$544,675	$679,643	$684,527	$454,330	$351,675	$—	$3,251,400
Land sale revenues	$1,356	$—	$—	$—	$3,209	$—	$—	$4,565
Other revenues	$8,070	$19	$—	$—	$—	$—	$—	$8,089
Home cost of sales	$(448,727)	$(442,431)	$(567,889)	$(578,633)	$(374,700)	$(305,585)	$—	$(2,717,965)
Inventory impairments	$(7,900)	$(5,453)	$—	$—	$(1,100)	$(750)	$—	$(15,203)
Land cost of sales	$(778)	$(62)	$—	$—	$(2,630)	$—	$—	$(3,470)
Other cost of sales	$(6,425)	$(4)	$—	$—	$—	$—	$—	$(6,429)
Selling, general and administrative expenses	$(62,050)	$(81,686)	$(80,012)	$(62,453)	$(58,996)	$(45,472)	$(5,098)	$(395,767)
Interest and other income (1)	$(212)	$146	$320	$197	$1,214	$258	$11,449	$13,372
Other expense (3)	$(3,333)	$(2,222)	$(1,011)	$(483)	$(161)	$(1,899)	$(272)	$(9,381)
Pretax income	$16,551	$12,982	$31,051	$43,155	$21,166	$(1,773)	$6,079	$129,211

	Six Months Ended June 30, 2025
	(Dollars in thousands)
	Financial Services
	Mortgage Operations	Other	Total
Revenues	$54,586	$33,195	$87,781
Expenses (2)	$(43,486)	$(14,434)	$(57,920)
Other income (3)	$3,580	$4,362	$7,942
Pretax income	$14,680	$23,123	$37,803
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

	June 30, 2026	December 31, 2025

	(Dollars in thousands)
Homebuilding assets
Pacific Northwest	$1,145,224	$1,222,938
California	1,831,612	1,720,250
Desert	1,676,333	1,697,152
Mountain	977,544	1,059,501
Texas	1,045,619	1,150,647

East	842,586	890,772
Corporate	386,316	481,229
Total homebuilding assets	$7,905,234	$8,222,489
Financial services assets
Mortgage Operations	$287,473	$265,655
Other	81,711	73,802
Total financial services assets	$369,184	$339,457

Total assets	$8,274,418	$8,561,946

4.    Fair Value Measurements
ASC Topic 820, Fair Value Measurements ("ASC 820"), defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs, other than quoted prices in active markets, that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis, except those for which the carrying values approximate fair values:

		Fair Value
Financial Instrument	Hierarchy	June 30, 2026	December 31, 2025

		(Dollars in thousands)
Mortgage loans held-for-sale, net	Level 2	$229,840	$216,107

Derivative and financial instruments, net
Interest rate lock commitments	Level 2	$(7,355)	$(5,931)
Forward sales of mortgage-backed securities	Level 2	$(52)	$(3,615)
Mandatory delivery forward loan sale commitments	Level 2	$293	$(451)
Best-effort delivery forward loan sale commitments	Level 2	$(19)	$(6)
The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of June 30, 2026 and December 31, 2025.
Mortgage loans held-for-sale, net.  Our mortgage loans held-for-sale, which are measured at fair value on a recurring basis, include (1) mortgage loans held-for-sale that are under commitments to sell and (2) mortgage loans held-for-sale that are not under commitments to sell. At June 30, 2026 and December 31, 2025, we had $63.0 million and $115.4 million, respectively, of mortgage loans held-for-sale at fair value under commitments to sell. The fair value for those loans was based on quoted market prices for those mortgage loans, which are Level 2 fair value inputs. At June 30, 2026 and December 31, 2025, we had $166.8 million and $100.7 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input.
Gains (losses) on mortgage loans, net, are included as a component of revenues in the financial services section of our consolidated statements of operations and comprehensive income. For the three and six months ended June 30, 2026, we recorded losses on mortgage loans held-for-sale, net of $27.4 million and $47.6 million, respectively, compared to $48.6 million and $63.5 million, respectively, for the same periods in the prior year.
Derivative and financial instruments, net. Our derivatives and financial instruments, which include (1) interest rate lock commitments, (2) forward sales of mortgage-backed securities, (3) mandatory delivery forward loan sale commitments and (4) best-effort delivery forward loan sale commitments, are measured at fair value on a recurring basis based on market prices for similar instruments. For the three and six months ended June 30, 2026, we recorded net gains (losses) on these derivative and financial instruments of $1.5 million and $(2.5) million, respectively, compared to $3.6 million and $(7.6) million, respectively, for the same periods in the prior year in revenues in the financial services section of our consolidated statements of operations and comprehensive income. The following table sets forth the notional amounts of derivative and financial instruments at June 30, 2026 and December 31, 2025:

	Notional Values
Financial Instrument	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Interest rate lock commitments	$303,424	$144,307
Forward sales of mortgage-backed securities	$428,750	$217,500
Mandatory delivery forward loan sale commitments	$60,827	$108,673
Best-effort delivery forward loan sale commitments	$5,885	$9,955
For the financial assets and liabilities that the Company does not reflect at fair value, the following methods and assumptions were used to estimate the fair value of each class of financial instruments.
Cash and cash equivalents, restricted cash, trade and other receivables, related party receivables, prepaids and other assets, accounts payable, related party payables, notes payable, accrued and other liabilities and borrowings on our revolving credit facility. Fair value approximates carrying value.
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

	June 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in thousands)
$300 million 3.850% Senior Notes due January 2030, net	$298,904	$284,151	$298,758	$289,370
$350 million 2.500% Senior Notes due January 2031, net	348,479	307,640	348,321	311,117
$500 million 6.000% Senior Notes due January 2043, net	491,994	454,350	491,858	470,270
$350 million 3.966% Senior Notes due August 2061, net	346,253	227,509	346,229	228,183
Total	$1,485,630	$1,273,650	$1,485,166	$1,298,940

5.    Inventories
The following table sets forth, by reportable segment, information relating to our homebuilding inventories:

	June 30, 2026	December 31, 2025

	(Dollars in thousands)
Housing completed or under construction:
Pacific Northwest	$426,338	$459,080
California	794,091	732,402
Desert	573,604	575,557
Mountain	443,003	510,726
Texas	451,589	414,850
East	285,129	367,629
Subtotal	2,973,754	3,060,244
Land and land under development:
Pacific Northwest	663,809	681,229
California	865,097	847,635
Desert	1,043,154	1,054,816
Mountain	500,456	509,450
Texas	479,756	457,977
East	527,523	500,941
Subtotal	4,079,795	4,052,048
Land held for sale:
Pacific Northwest	7,005	9,928
California	51,866	46,763
Desert	—	—
Mountain	—	—
Texas	7,628	10,944
East	9,117	—
Subtotal	75,616	67,635
Total inventories	$7,129,165	$7,179,927
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
In accordance with ASC Topic 360, Property, Plant, and Equipment ("ASC 360"), homebuilding inventories, excluding those classified as held for sale, are carried at cost unless events and circumstances indicate that the carrying value of the underlying subdivision may not be recoverable.  We evaluate inventories for impairment at each quarter end on a subdivision level basis as each such subdivision represents the lowest level of identifiable cash flows. In making this determination, we review, among other things, the following for each subdivision:
•actual and trending "Operating Margin" (which is defined as home sale revenues less home cost of sales and all incremental costs associated directly with the subdivision, including sales commissions, incentives and marketing costs);
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
Inventory impairments recognized by segment for the three and six months ended June 30, 2026 and 2025 are shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Housing Completed or Under Construction:
Pacific Northwest	$—	$4,689	$560	$4,689
California	—	2,432	—	2,432
Desert	—	—	1,450	—
Mountain	—	—	—	—
Texas	—	1,100	—	1,100
East	—	750	2,014	750
Subtotal	—	8,971	4,024	8,971
Land and Land Under Development:
Pacific Northwest	—	3,211	140	3,211
California	—	3,021	—	3,021
Desert	—	—	—	—
Mountain	—	—	—	—
Texas	—	—	—	—
East	—	—	336	—
Subtotal	—	6,232	476	6,232
Total Inventory Impairments	$—	$15,203	$4,500	$15,203

The table below provides quantitative data, for the periods presented, where applicable, used in determining the fair value of the impaired inventory.

	Impairment Data			Quantitative Data
Three Months Ended	Number of Subdivisions Impaired	Inventory Impairments	Fair Value of Inventory After Impairments	Discount Rate
	(Dollars in thousands)
March 31, 2026	4	4,500	23,441	15%
Total		$4,500

June 30, 2025	8	15,203	55,679	12%	—	15%
Total		$15,203

6.    Capitalization of Interest
We capitalize interest to inventories during the period of development in accordance with ASC Topic 835, Interest ("ASC 835"). Homebuilding interest capitalized as a cost of inventories is included in cost of sales during the period that related units or lots are delivered. To the extent our homebuilding debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred. Qualified homebuilding assets consist of all lots and homes, excluding finished unsold homes or finished models, within projects that are actively selling or under development. The table set forth below summarizes homebuilding interest activity. For all periods presented below, our qualified assets exceeded our homebuilding debt and as such, all interest incurred has been capitalized.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(Dollars in thousands)
Homebuilding interest incurred	$20,174	$24,796	$41,347	$49,452
Less: Interest capitalized	(20,174)	(24,796)	(41,347)	(49,452)
Homebuilding interest expensed	$—	$—	$—	$—

Interest capitalized, beginning of period	$104,159	$86,333	$98,265	$83,670
Plus: Interest capitalized during period	20,174	24,796	41,347	49,452
Less: Previously capitalized interest included in home cost of sales	(16,073)	(22,136)	(31,352)	(44,129)
Interest capitalized, end of period	$108,260	$88,993	$108,260	$88,993

7.    Homebuilding Prepaids and Other Assets
The following table sets forth the components of homebuilding prepaids and other assets:

	June 30, 2026	December 31, 2025

	(Dollars in thousands)
Land option deposits	$86,696	$93,879
Operating lease right-of-use asset	43,714	46,596
Prepaids	32,128	43,864
Deferred debt issuance costs on revolving credit facility, net	8,143	9,401
Other	8,527	13,521
Total prepaids and other assets	$179,208	$207,261

8.    Homebuilding Accrued and Other Liabilities and Financial Services Accounts Payable and Accrued Liabilities
The following table sets forth information relating to homebuilding accrued and other liabilities:

	June 30, 2026	December 31, 2025

	(Dollars in thousands)
Accrued compensation and related expenses	$100,266	$108,728
Customer and escrow deposits	36,908	24,575
Warranty accrual (Note 9)	70,773	70,889
Lease liability	45,340	48,650
Land development and home construction accruals	40,902	43,136
Accrued interest	31,742	31,385
Income taxes payable	45,785	39,407
Self insured retention for construction defect claims (Note 10)	23,921	24,673
Retentions payable	32,513	37,656
Other accrued liabilities	99,067	133,185
Total accrued and other liabilities	$527,217	$562,284
The following table sets forth information relating to financial services accounts payable and accrued liabilities:

	June 30, 2026	December 31, 2025

	(Dollars in thousands)
Insurance reserves (Note 10)	$102,400	$100,835
Accounts payable and other accrued liabilities	25,037	24,243
Total accounts payable and accrued liabilities	$127,437	$125,078

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
The table set forth below summarizes accrual, adjustment and payment activity related to our warranty accrual for the three and six months ended June 30, 2026 and 2025. The warranty accrual during the three and six months ended June 30, 2026 decreased due to a decrease in closings during the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(Dollars in thousands)
Balance at beginning of period	$71,529	$71,049	$70,889	$71,004
Expense provisions	6,216	9,761	12,620	18,170
Cash payments	(6,972)	(7,980)	(12,736)	(16,344)
Adjustments	—	—	—	—
Balance at end of period	$70,773	$72,830	$70,773	$72,830

10.    Insurance and Construction Defect Claim Reserves
The establishment of reserves for estimated losses to be incurred by our homebuilding subsidiaries associated with: (1) the self-insured retention ("SIR") portion of construction defect claims that are expected to be covered under either third-party insurance policies or insurance policies with StarAmerican and (2) the entire cost of any construction defect claims that are not expected to be covered by insurance policies are based on third party actuarial studies that include known facts similar to those for our insurance reserves. It is possible that changes in the payment experience used in estimating our ultimate losses for construction defect claims could have a material impact on our reserves.
The following table summarizes our self-insured retention for construction defect claims for the three and six months ended June 30, 2026 and 2025. These reserves are included as a component of accrued and other liabilities in the homebuilding section of the consolidated balance sheets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Balance at beginning of period	$24,314	$24,070	$24,673	$24,389
Expense provisions	233	497	457	943
Cash payments, net of recoveries	(626)	(787)	(1,209)	(1,552)
Adjustments	—	—	—	—
Balance at end of period	$23,921	$23,780	$23,921	$23,780
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
Effective September 30, 2025, Allegiant Insurance Company, Inc., (“Allegiant”) novated, assigned and transferred to StarAmerican all of its rights, title, interest and obligations regarding insurance policies, including insurance reserves, claims, benefits, premiums, and other amounts payable or receivable. Effective December 19, 2025, Allegiant was dissolved.
The following table summarizes our insurance reserves associated with Allegiant and StarAmerican for the three and six months ended June 30, 2026 and 2025. All insurance reserves associated with Allegiant were transferred to StarAmerican effective September 30, 2025. These reserves are included as a component of accounts payable and accrued liabilities in the financial services section of the consolidated balance sheet.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(Dollars in thousands)
Balance at beginning of period	$100,349	$97,494	$100,835	$96,851
Expense provisions	2,922	4,020	5,734	7,483
Cash payments, net of recoveries	(871)	(3,638)	(4,169)	(6,458)
Adjustments	—	—	—	—
Balance at end of period	$102,400	$97,876	$102,400	$97,876
In the ordinary course of business, we make payments from our insurance and construction defect claim reserves to settle litigation claims arising from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of what future cash payments will be for subsequent periods.

11.    Income Taxes

The Company is included in the Sekisui House US Holdings, LLC (parent of SH Residential Holdings, LLC) ("SHUSH") consolidated tax group for U.S. federal income tax purposes. Although the Company’s post-merger results are included in the Sekisui House consolidated return, our income tax provision is calculated primarily as though we were a separate taxpayer for the full year. However, under certain circumstances, transactions between the Company and Sekisui House are assessed using consolidated tax return rules and any difference in liability between the separate company method will be addressed in a future tax sharing arrangement.

Our overall effective income tax rates were 24.3% and 30.8% for the three and six months ended June 30, 2026 and 21.0% and 19.4% for the three and six months ended June 30, 2025, respectively. The rates for the three and six months ended June 30, 2026 resulted in an income tax expense of $9.5 million and $9.3 million, respectively, compared to $15.4 million and $32.4 million for the three and six months ended June 30, 2025, respectively. The year-over-year increase in our effective tax rate for the three and six months ended June 30, 2026, is primarily due to the increase in interest related to uncertain tax positions, changes in state rate and return to provision true-ups related to prior periods filings.

12.    Senior Notes and Notes Payable
Senior notes. The carrying values of our senior notes as of June 30, 2026 and December 31, 2025, net of any unamortized debt issuance costs or discount, were as follows:

	June 30, 2026	December 31, 2025

	(Dollars in thousands)
3.850% Senior Notes due January 2030, net	$298,904	$298,758
2.500% Senior Notes due January 2031, net	348,479	348,321
6.000% Senior Notes due January 2043, net	491,994	491,858
3.966% Senior Notes due August 2061, net	346,253	346,229
Total	$1,485,630	$1,485,166
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
Notes payable, net. Woodside had a term debt agreement ("Woodside Note") with Sumitomo Mitsui Banking Corporation ("SMBC") for $330.0 million at an interest rate of 2.09%. The Woodside Note was guaranteed by Sekisui House, Ltd. ("SHL"). The Woodside Note was transferred to the Parent effective October 28, 2025, with no continuing obligations existing for either Woodside or SHUS.
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
The Company had a promissory note with Surland Companies, LLC for $31.0 million with no interest until the maturity date on December 31, 2025. This promissory note was in connection with a land purchase and related deferred purchase price. Effective December 31, 2025 the Company paid the $31.0 million due under the promissory note with Surland Companies, LLC.

Holt has a promissory note with GME Development, LLC for $3.0 million at an interest rate of 2.08%, with outstanding principal and interest due and payable upon maturity on December 31, 2026. This promissory note is in connection with a land purchase and phased takedown. Outstanding principal and interest was $3.0 million as of December 31, 2025.
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

13.    Commitments and Contingencies
Letter of Credit Facilities. We maintain unsecured letters of credit agreements with financial institutions ("LOC Facilities") to obtain performance letters of credit from time to time in the ordinary course of operating our business. Under the LOC Facilities, which have maturity dates between 2028 and 2029, we may issue up to $50.0 million of letters of credit. As of June 30, 2026 and December 31, 2025, we had letters of credit outstanding under the LOC Facilities of $16.4 million and $9.7 million, respectively.
Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At June 30, 2026, we had outstanding surety bonds and letters of credit totaling $787.8 million and $144.8 million, respectively, including $101.8 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $346.6 million and $120.7 million, respectively. All letters of credit as of June 30, 2026, excluding those issued by HomeAmerican, were issued under our letter of credit facilities or our unsecured revolving credit facility (see Note 14 for further discussion). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.
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
In the quarter ended June 30, 2026, the court approved the settlement and issued the final order and judgment in the Building Trades Pension Fund of Western Pennsylvania class action lawsuit pursuant to the settlement agreement in January 2026, and the final settlement payment for a total of $25.0 million was paid by the Company's third-party insurers.
Lot Option Contracts. In the ordinary course of business, we enter into lot option purchase contracts ("Option Contracts"), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allow us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, and minimizes the amount of land inventories on our consolidated balance sheets. In certain cases, these contracts will be settled shortly following the end of the period. Our obligation with respect to Option Contracts is generally limited to forfeiture of the related deposits. At June 30, 2026, we had cash deposits and letters of credit totaling $81.4 million and $6.7 million, respectively, at risk associated with options to purchase 7,892 lots.

14.    Lines of Credit
Revolving Credit Facility. On November 19, 2024 the Company entered into an unsecured revolving credit agreement ("Revolving Credit Facility") with a group of lenders, which may be used for general corporate purposes. On October 15, 2025, the Company entered into the First Amendment to Credit Agreement ("First Amendment") to its Revolving Credit Facility. The First Amendment increased the Aggregate Commitment to $1.40 billion (the "Commitment") and extended the Facility Termination Date of $1.36 billion of the facility commitments to October 15, 2029, with the remaining $40.0 million commitment continuing to terminate on November 17, 2028. The First Amendment also provides that the aggregate amount of the commitments may increase to an amount not to exceed $1.90 billion (the "accordion" feature) upon our request, subject to receipt of additional commitments from existing or additional lenders and, in the case of additional lenders, the consent of the co-administrative agents. The Revolving Credit Facility includes a $185.0 million sublimit for letters of credit.
Borrowings under the Revolving Credit Facility bear interest at a floating rate equal to Term SOFR or Daily Simple SOFR (in each case as defined in the Revolving Credit Facility), plus an applicable margin between 1.125% and 1.625% per annum, or if selected by the Company, a base rate plus an applicable margin between 0.125% and 0.625% per annum. The "applicable margins" described above are determined by a schedule based on the leverage ratio of the Company, as defined in the Revolving Credit Facility. The Revolving Credit Facility also provides for customary fees including commitment fees payable to each lender ranging from 0.15% to 0.30% per annum based on the Company’s leverage ratio.
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
The Revolving Credit Facility also contains customary events of default, including, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, breach of any financial covenant and change of control. Upon the occurrence and during the continuance of any event of default, the Administrative Agent, with the consent or at the direction of the required lenders, may accelerate the payment of the obligations thereunder and exercise various other customary default remedies. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of June 30, 2026.
We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At June 30, 2026 and December 31, 2025, there were $26.7 million and $35.5 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. At June 30, 2026 and December 31, 2025, we had $190.0 million and $0.0 million, respectively, outstanding under the Revolving Credit Facility. As of June 30, 2026, availability under the Revolving Credit Facility was approximately $1.18 billion.

Mortgage Repurchase Facilities. Our Mortgage Operations enter into Mortgage Repurchase Facilities with various lenders, which provide liquidity by providing for the sale of eligible mortgage loans with an agreement by our Mortgage Operations to repurchase the mortgage loans at a future date. HomeAmerican is party to mortgage repurchase facilities with two lenders, which provide HomeAmerican with committed repurchase facilities of up to an aggregate of $300.0 million as of June 30, 2026 (subject to increase by up to $150.0 million under certain conditions with respect to one of the lenders). CLM is party to mortgage repurchase facilities with one lender, which provides CLM with committed repurchase facilities of up to an aggregate of $75.0 million as of June 30, 2026.

At June 30, 2026 and December 31, 2025, HomeAmerican and CLM had $188.3 million and $177.2 million, respectively, of mortgage loans that they were obligated to repurchase under the Mortgage Repurchase Facilities. Mortgage loans that our Mortgage Operations are obligated to repurchase under the mortgage repurchase facilities are accounted for as a debt financing arrangement and are reported as mortgage repurchase facilities in the consolidated balance sheets. Pricing under the mortgage repurchase facilities are based on SOFR.
Effective April 16, 2025, HomeAmerican entered into a Waiver and Consent agreement with USBNA, in which USBNA as agent waived any events of default under the Mortgage Repurchase Facility arising with respect to an event of default as HomeAmerican was not in compliance by permitting the Adjusted Tangible Net Worth to be less than $21.0 million for the month ending February 28, 2025.

The Mortgage Repurchase Facilities have varying short term maturity dates through March 3, 2027. The Mortgage Repurchase Facilities contain various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the mortgage repurchase facilities. We believe our Mortgage Operations were in compliance with the representations, warranties and covenants included in the mortgage repurchase facilities as of June 30, 2026.
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
The following table summarizes interest incurred, capitalized to inventory, and expensed as a result of the related party notes and intercompany unsecured revolving credit agreements and intercompany guarantee fees:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Capitalized interest, beginning of year	$13,372	$10,529	$16,206	$9,560
Interest incurred	—	4,593	—	7,775
Interest within cost of sales	(1,407)	(2,625)	(4,241)	(4,838)
Capitalized interest, end of year	$11,965	$12,497	$11,965	$12,497
SHRH and affiliates are considered a related party for the period subsequent to April 19, 2024, the date of the merger of the Company, Parent and other affiliates of the Parent (the "Merger"). As of June 30, 2026 and December 31, 2025 the Company had related party receivables of $3.7 million and $47.2 million, respectively. During the six months ended June 30, 2026, $45.0 million of the related party receivable was satisfied against the related party line of credit.
As of June 30, 2026 and December 31, 2025, the Company had $44.7 million and $2.2 million, respectively, of related party payables related to interest payable under the related party notes, dividends payable and other various payables with the Parent and affiliates. During the three and six months ended June 30, 2026, the Company recognized $0.0 million and $0.0 million of interest income, compared to $2.1 million and $4.4 million during the three and six months ended June 30, 2025, respectively, in association with the cash pooling arrangement with the Parent within interest and other income on the consolidated statement of operations and comprehensive income.
The Company is party to a trademark license agreement with Parent and its affiliates pursuant to which it pays a royalty fee for use of these trademarks. During the three and six months ended June 30, 2026, the Company recognized $0.8 million and $1.3 million of royalty fees, compared to $0.4 million and $1.0 million during the three and six months ended June 30, 2025, respectively, within selling, general and administrative expenses on the consolidated statement of operations and comprehensive income.
During the three and six months ended June 30, 2026, the Company purchased $1.2 million and $1.6 million, respectively, of construction related materials, such as framing materials, exterior wall panels and other related materials from Parent and some of its affiliates for use by the Company's homebuilding subsidiaries, compared to $1.9 million and $2.5 million during the three and six months ended June 30, 2025, respectively. These amounts are recognized within inventories on the consolidated balance sheets when paid and within home cost of sales on the consolidated statement of operations and comprehensive income when the homes close.
Within Inventories in the consolidated balance sheets is $112.7 million and $63.8 million of land purchased by the Company from affiliates of SHRH as of June 30, 2026 and December 31, 2025.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$1,336,791	$1,745,025	$2,538,846	$3,251,400
Land sale revenues	2,839	3,122	9,852	4,565
Other revenues	—	4,829	—	8,089
Total revenues	1,339,630	1,752,976	2,548,698	3,264,054
Home cost of sales	(1,122,620)	(1,477,585)	(2,140,872)	(2,717,965)
Inventory impairments	—	(15,203)	(4,500)	(15,203)
Total home cost of sales	(1,122,620)	(1,492,788)	(2,145,372)	(2,733,168)
Land cost of sales	(2,285)	(2,710)	(7,357)	(3,470)
Other cost of sales	—	(3,590)	—	(6,429)
Total cost of sales	(1,124,905)	(1,499,088)	(2,152,729)	(2,743,067)
Gross margin	214,725	253,888	395,969	520,987
Selling, general and administrative expenses	(190,678)	(204,275)	(383,806)	(395,767)
Interest and other income	2,751	6,268	3,835	13,372
Other expense	(890)	(5,502)	(4,582)	(9,381)
Homebuilding pretax income (loss)	25,908	50,379	11,416	129,211

Financial Services:
Revenues	32,135	49,267	59,812	87,781
Expenses	(21,982)	(30,265)	(47,006)	(57,920)
Other income, net	3,140	4,133	6,002	7,942
Financial services pretax income	13,293	23,135	18,808	37,803

Income (loss) before income taxes	39,201	73,514	30,224	167,014
Benefit (provision) for income taxes	(9,532)	(15,429)	(9,309)	(32,376)
Net income (loss)	$29,669	$58,085	$20,915	$134,638

Cash provided by (used in):
Operating Activities	$16,262	$7,447	$78,147	$(466,536)
Investing Activities	$(10,296)	$18,822	$(19,365)	$86,735
Financing Activities	$4,121	$(155,794)	$(247,691)	$(81,469)

Overview
Industry Conditions and Outlook for SHUS*

Overall housing demand remained soft during the second quarter of 2026, with continuing affordability concerns and weak consumer confidence. Further, the macroeconomic backdrop remains challenging given continuing uncertainty related to geopolitical issues. As a result, we experienced a decrease in our sales absorption rate during the three months ended June 30, 2026 compared to the same period in the prior year.

We believe that we are well equipped to navigate the current market conditions given our strong financial position. We ended the quarter with total cash and cash equivalents of $171.5 million, a debt-to-capital ratio of 23.3% and no senior note maturities until 2030.

Three Months Ended June 30, 2026

For the three months ended June 30, 2026, our net income was $29.7 million, a 49% decrease compared to net income of $58.1 million for the same period in the prior year. This was driven by a decrease in pretax income of both our homebuilding business and financial services business. Our homebuilding pretax income decreased $24.5 million, or 49% year-over-year. Our financial services business pretax income decreased $9.8 million, or 43%, compared to the same period in the prior year. The decrease in homebuilding pretax income was primarily due to a 23% decrease in home sale revenues and a 260 basis point increase in our selling, general and administrative expenses as a percentage of revenue, partially offset by a 150 basis point increase in gross margin from home sales. The increase in gross margin from home sales was driven largely by inventory impairments of $15.2 million in the prior year compared to none in the current year, offset partially by increased incentive levels, and to a lesser extent, increased land costs. The decrease in financial services pretax income was driven by both our mortgage operations and other financial services operations. The decrease in pretax income for our mortgage operations was driven by decreased loan origination volume due to the decrease in homes closed. The decrease in pretax income for our other financial services operations was due to a decrease in home closings. Our financial services and homebuilding businesses each saw a decrease in interest income due to decreases in cash and short-term investments year-over-year.

Six Months Ended June 30, 2026

For the three months ended June 30, 2026, our net income was $20.9 million, a 84% decrease compared to net income of $134.6 million for the same period in the prior year. This was driven by a decrease in pretax income of both our homebuilding business and financial services business. Our homebuilding pretax income decreased $117.8 million, or 91% year-over-year. Our financial services business pretax income decreased $19.0 million, or 50%, compared to the same period in the prior year. The decrease in homebuilding pretax income was primarily due to a 22% decrease in home sale revenues, a 40 basis point decrease in gross margins from home sales and a 290 basis point increase in our selling, general and administrative expenses as a percentage of revenue. The decrease in gross margin from home sales was driven largely by increased incentive levels, and to a lesser extent, increased land costs, which was partially offset by a decrease of $10.7 million in inventory impairments year over year. The decrease in financial services pretax income was driven by both our mortgage operations and other financial services operations. The decrease in pretax income for our mortgage operations was driven by decreased loan origination volume due to the decrease in homes closed as well as special financing programs offered on loans locked during the respective periods. The decrease in pretax income for our other financial services operations was due to a decrease in home closings. Our financial services and homebuilding businesses each saw a decrease in interest income due to decreases in cash and short-term investments year-over-year.

* See "Forward-Looking Statements" below.

Homebuilding
Pretax Income (Loss):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%

	(Dollars in thousands)
Pacific Northwest	$5,788	$4,613	$1,175	25%	$4,536	$16,551	$(12,015)	(73)%
California	(2,965)	1,280	(4,245)	(332)%	-6,269	12,982	(19,251)	(148)%
Desert	5,432	9,862	(4,430)	(45)%	2,215	31,051	(28,837)	(93)%
Mountain	6,796	22,484	(15,688)	(70)%	8,875	43,155	(34,280)	(79)%
Texas	11,621	8,450	3,171	38%	14,103	21,166	(7,062)	(33)%
East	(7,642)	(1,678)	(5,964)	(356)%	-19,953	-1,773	(18,181)	(1,026)%
Corporate	6,878	5,368	1,510	28%	7,909	6,079	1,830	30%
Total Homebuilding pretax income (loss)	$25,908	$50,380	$(24,472)	(49)%	$11,415	$129,212	$(117,797)	(91)%
For the three months ended June 30, 2026, we recorded homebuilding pretax income of $25.9 million, a decrease of 49% from $50.4 million for the same period in the prior year. The decrease was due to a $408.2 million decrease in home sale revenues, and a 260 basis point increase in our selling, general and administrative expenses as a percentage of revenue, partially offset by a 150 basis point increase in gross margin from home sales.
Our California, Desert, Mountain and East segments decrease in pretax income was driven by an increase in our selling, general and administrative expenses as a percentage of home sales revenue, which in Desert, Mountain and East was partially offset by an increase in gross margin from home sales. Our Pacific Northwest and Texas segments increase in pretax income was driven by an increase in gross margin from home sales, offset partially by an increase in our selling, general and administrative expenses as a percentage of home sales revenues. Our Corporate segment experienced a $1.5 million increase in pretax income driven by a change in the allocation of the Corporate segments fees in supporting the homebuilding segments.
For the six months ended June 30, 2026, we recorded homebuilding pretax income (loss) of $11.4 million, a decrease of 91% from $129.2 million for the same period in the prior year. The decrease was due to a $712.6 million decrease in home sale revenues, a 40 basis point decrease in gross margins from home sales and a 290 basis point increase in our selling, general and administrative expenses as a percentage of revenue.
Our Pacific Northwest, California, Desert, Mountain, Texas and East segments decrease in pretax income was driven by an increase in our selling, general and administrative expenses as a percentage of home sales revenues, and for California, Desert and East a decrease in gross margins from home sales. Our Corporate segment experienced a $1.8 million increase in pretax income driven by a change in the allocation of the Corporate segments fees in supporting the homebuilding segments.
Assets:

	June 30, 2026	December 31, 2025	Change
			Amount	%

	(Dollars in thousands)
Pacific Northwest	$1,145,224	$1,222,938	$(77,714)	(6)%
California	1,831,612	1,720,250	111,362	6%
Desert	1,676,333	1,697,152	(20,819)	(1)%
Mountain	977,544	1,059,501	(81,957)	(8)%
Texas	1,045,619	1,150,647	(105,028)	(9)%
East	842,586	890,772	(48,186)	(5)%

Corporate	386,316	481,229	(94,913)	(20)%
Total homebuilding assets	$7,905,234	$8,222,489	$(317,255)	(4)%
Total homebuilding assets decreased 4% from December 31, 2025 to June 30, 2026. The decrease in the Corporate segment was driven by a decrease in cash and cash equivalents due to repayments on the related party line of credit, which was partially offset by borrowings on our revolving credit facility during the six months ended June 30, 2026.
The decrease in assets within our Pacific Northwest, Desert, Mountain and East homebuilding segments were due to changes in inventories due to decreased land acquisition during the current year. The increase in assets within our California homebuilding segment was driven by an increase in inventories due to increased land acquisition during the current year.
New Home Deliveries & Home Sale Revenues:
Changes in home sale revenues are impacted by changes in the number of new homes delivered and the average selling price of those delivered homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	Three Months Ended June 30,
	2026			2025			% Change
	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price

	(Dollars in thousands)
Pacific Northwest	439	$254,607	$580.0	537	$311,360	$579.8	(18)%	(18)%	0%
California	317	221,227	697.9	444	293,659	661.4	(29)%	(25)%	6%
Desert	526	296,260	563.2	681	345,132	506.8	(23)%	(14)%	11%
Mountain	354	207,837	587.1	617	361,151	585.3	(43)%	(42)%	0%
Texas	510	242,766	476.0	560	240,463	429.4	(9)%	1%	11%
East	250	114,094	456.4	456	193,260	423.8	(45)%	(41)%	8%
Total	2,396	$1,336,791	$557.9	3,295	$1,745,024	$529.6	(27)%	(23)%	5%

	Six Months Ended June 30,
	2026			2025			% Change
	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price

	(Dollars in thousands)
Pacific Northwest	814	$465,528	$571.9	921	$536,550	$582.6	(12)%	(13)%	(2)%
California	643	440,286	684.7	804	544,675	677.5	(20)%	(19)%	1%
Desert	1,011	564,466	558.3	1,315	679,643	516.8	(23)%	(17)%	8%
Mountain	709	413,404	583.1	1,170	684,527	585.1	(39)%	(40)%	0%
Texas	930	435,749	468.5	1,033	454,330	439.8	(10)%	(4)%	7%
East	479	219,413	458.1	821	351,675	428.3	(42)%	(38)%	7%
Total	4,586	$2,538,846	$553.6	6,064	$3,251,400	$536.2	(24)%	(22)%	3%

For the three months ended June 30, 2026, the decrease in new home deliveries for all homebuilding segments was due to a decrease in net home sales during the period and for all segments except for the Desert segment a decrease in beginning backlog at the beginning of the respective periods. The increase in average sales price in the East, Texas, California and Desert homebuilding segments were driven by a change in mix to higher priced communities.

For the six months ended June 30, 2026, the decrease in new home deliveries for all homebuilding segments was due to a decrease in net home sales during the period and for all segments except for the East segment a decrease in beginning backlog at the beginning of the respective periods. The increase in average sales price in the East, Texas and Desert homebuilding segments were driven by a change in mix to higher priced communities.

Gross Margin from Home Sales:

Our gross margin from home sales for the three months ended June 30, 2026 increased 150 basis points year-over-year from 14.5% to 16.0%. Our gross margin from home sales for the six months ended June 30, 2026 decreased 40 basis points year-over-year from 15.9% to 15.5%. The increase in gross margin from home sales for the three months ended June 30, 2026 was largely due to inventory impairments of $15.2 million during the prior year period compared to none during the current year. The decrease in gross margin from home sales for the six months ended June 30, 2026 was primarily due to increased incentive levels, and to a lesser extent, increased land costs, partially offset by a decrease in inventory impairments.
Our gross margin from home sales are impacted by our historical land buying strategy, where we have targeted an owned and optioned lot supply of approximately two to three years worth of home closings. As a result, our land associated with homes closed are represented by more recent market values.

Inventory Impairments:
Inventory impairments recognized by segment for the three and six months ended June 30, 2026 and 2025 are shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)		(Dollars in thousands)
Housing Completed or Under Construction:
Pacific Northwest	$—	$4,689	$560	$4,689
California	—	2,432	—	2,432
Desert	—	—	1,450	—
Mountain	—	—	—	—
Texas	—	1,100	—	1,100
East	—	750	2,014	750
Subtotal	—	8,971	4,024	8,971
Land and Land Under Development:
Pacific Northwest	—	3,211	140	3,211
California	—	3,021	—	3,021
Desert	—	—	—	—
Mountain	—	—	—	—
Texas	—	—	—	—
East	—	—	336	—
Subtotal	—	6,232	476	6,232
Total Inventory Impairments	$—	$15,203	$4,500	$15,203
The table below provides quantitative data, for the periods presented, where applicable, used in determining the fair value of the impaired inventory.

	Impairment Data			Quantitative Data
Three Months Ended	Number of Subdivisions Impaired	Inventory Impairments	Fair Value of Inventory After Impairments	Discount Rate
	(Dollars in thousands)
March 31, 2026	4	4,500	23,441	15%
Total		$4,500

June 30, 2025	8	15,203	55,679	12%	—%	15%
Total		$15,203

Selling, General and Administrative Expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change

	(Dollars in thousands)
General and administrative expenses	$93,892	$95,876	$(1,984)	$198,703	$190,526	$8,177
General and administrative expenses as a percentage of home sale revenues	7.0%	5.5%	150 bps	7.8%	5.9%	190 bps
Marketing expenses	$46,842	$47,364	$(522)	$91,839	$90,989	$850
Marketing expenses as a percentage of home sale revenues	3.5%	2.7%	80 bps	3.6%	2.8%	80 bps
Commissions expenses	$49,944	$61,035	$(11,091)	$93,264	$114,252	$(20,988)
Commissions expenses as a percentage of home sale revenues	3.7%	3.5%	20 bps	3.7%	3.5%	20 bps
Total selling, general and administrative expenses	$190,678	$204,275	$(13,597)	$383,806	$395,767	$(11,961)
Total selling, general and administrative expenses as a percentage of home sale revenues	14.3%	11.7%	260 bps	15.1%	12.2%	290 bps
General and administrative expenses decreased for the three months ended June 30, 2026 due to a decrease in compensation related costs as a result of a decrease in headcount. General and administrative expenses increased for the six months ended June 30, 2026 due to certain overhead costs previously incurred by the Parent that are now incurred by the Company subsequent to the acquisition of Woodside in December 2025 and Chesmar and Holt in January 2026.
Marketing expenses were flat the three and six months ended June 30, 2026 compared to the prior year periods driven by a decrease in maintenance and utility costs as a result of having less spec homes in inventory offset by increased advertising spend during the periods as a result of the increased community count.
Commissions expenses decreased for the three and six months ended June 30, 2026 compared to the prior year periods due to decreases in home sale revenues, partially offset by an increase in external broker commissions driven by higher participation.

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

	Three Months Ended June 30,
	2026				2025				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate

	(Dollars in thousands)
Pacific Northwest	417	$250,960	$601.8	2.14	508	$297,883	$586.4	2.49	(18)%	(16)%	3%	(14)%
California	389	268,628	690.6	2.13	406	274,039	675.0	2.65	(4)%	(2)%	2%	(20)%
Desert	573	346,170	604.1	2.01	564	315,011	558.5	2.81	2%	10%	8%	(28)%
Mountain	351	221,929	632.3	1.63	520	323,504	622.1	2.94	(33)%	(31)%	2%	(45)%
Texas	483	231,850	480.0	1.49	592	279,381	471.9	1.92	(18)%	(17)%	2%	(22)%
East	281	132,308	470.8	1.87	394	183,685	466.2	3.37	(29)%	(28)%	1%	(44)%
Total	2,494	$1,451,845	$582.1	1.84	2,984	$1,673,503	$560.8	2.57	(16)%	(13)%	4%	(28)%

	Six Months Ended June 30,
	2026				2025				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate

	(Dollars in thousands)
Pacific Northwest	982	$588,978	$599.8	2.37	1,092	$642,325	$588.2	2.76	(10)%	(8)%	2%	(14)%
California	834	593,756	711.9	2.36	925	644,379	696.6	3.08	(10)%	(8)%	2%	(24)%
Desert	1,278	748,364	585.6	2.32	1,327	720,732	543.1	3.25	(4)%	4%	8%	(29)%
Mountain	811	508,377	626.9	1.93	1,201	739,395	615.6	3.34	(32)%	(31)%	2%	(42)%
Texas	1,014	501,281	494.4	1.56	1,213	569,309	469.3	2.02	(16)%	(12)%	5%	(23)%
East	590	279,528	473.8	2.05	873	397,432	455.2	3.73	(32)%	(30)%	4%	(45)%
Total	5,509	$3,220,284	$584.5	2.06	6,631	$3,713,572	$560.0	2.89	(17)%	(13)%	4%	(29)%
*Calculated as total net new orders (gross orders less cancellations) in period ÷ average active communities during period ÷ number of months in period.

				Average Active Subdivisions			Average Active Subdivisions
	Active Subdivisions			Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%	June 30,		%
	2026	2025	Change	2026	2025	Change	2026	2025	Change
Pacific Northwest	64	69	(7)%	65	68	(4)%	69	66	5%
California	64	52	23%	61	51	20%	59	50	18%
Desert	96	69	39%	95	67	42%	92	68	35%
Mountain	73	61	20%	72	59	22%	70	60	17%
Texas	110	106	4%	108	103	5%	108	100	8%
East	53	40	33%	50	39	28%	48	39	23%
Total	460	397	16%	451	387	17%	446	383	16%
For the three months ended June 30, 2026 for the Pacific Northwest, California, Mountain, Texas and East homebuilding segments and for all homebuilding segments for the six months ended June 30, 2026, the decrease in the number of net new orders was primarily the result of a decrease in in the monthly sales absorption rate, offset partially by an increase in average active subdivisions for all homebuilding segments except Pacific Northwest. The decrease in the monthly sales absorption rate is due to decreased demand as a result of current market conditions. For the three months ended June 30, 2026 the increase in net sales for the Desert homebuilding segment was driven by an increase in average active subdivisions, partially offset by a decrease in the monthly sales absorption rate. The increase in average selling price for the three and six months ended June 30, 2026 for all homebuilding segments was driven by a change in mix to higher priced communities.
Cancellation Rate:

	Cancellations as a Percentage of Gross Sales		Cancellations as a Percentage of Gross Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Pacific Northwest	10%	12%	8%	12%
California	13%	13%	12%	12%
Desert	15%	20%	13%	16%
Mountain	11%	18%	12%	15%
Texas	15%	15%	13%	13%
East	17%	17%	15%	15%
Total	14%	16%	12%	14%
Our cancellation rate as a percentage of gross sales decreased year-over-year during the three and six months ended June 30, 2026 as a result of a decrease in beginning backlog.

Backlog:

	June 30,
	2026			2025			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price

	(Dollars in thousands)
Pacific Northwest	445	$269,762	$606.2	516	$286,635	$555.5	(14)%	(6)%	9%
California	374	293,303	784.2	390	297,359	762.5	(4)%	(1)%	3%
Desert	482	330,504	685.7	277	186,695	674.0	74%	77%	2%
Mountain	252	178,434	708.1	223	145,388	652.0	13%	23%	9%
Texas	518	288,955	557.8	655	338,014	516.1	(21)%	(15)%	8%
East	195	99,251	509.0	136	72,690	534.5	43%	37%	(5)%
Total	2,266	$1,460,209	$644.4	2,197	$1,326,781	$603.9	3%	10%	7%
At June 30, 2026, we had 2,266 homes in backlog with a total value of $1.46 billion. This represented a 3% increase in the number of homes in backlog and a 10% increase in the dollar value of those homes in backlog from June 30, 2025. The increase in average selling price in each of the homebuilding segments except East segment is due to a change in mix to higher priced communities. The dollar value and average selling prices of homes in backlog do not include financing incentives, as these forward commitments are entered into prior to the home sales and are not specific to an individual home.

Homes Completed or Under Construction (WIP lots):

	June 30,		%
	2026	2025	Change
Unsold:
Completed	1,637	2,085	(21)%
Under construction	2,726	4,145	(34)%
Total unsold started homes	4,363	6,230	(30)%
Sold homes under construction or completed	1,923	1,933	(1)%
Model homes under construction or completed	808	749	8%
Total homes completed or under construction	7,094	8,912	(20)%
The decrease in unsold completed homes and unsold homes under construction is due to a decrease of home starts during the period.
Lots Owned and Optioned (including homes completed or under construction):

	June 30, 2026			June 30, 2025
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total	Total % Change
Pacific Northwest	7,623	1,655	9,278	8,245	3,042	11,287	(18)%
California	5,636	587	6,223	6,194	1,550	7,744	(20)%
Desert	7,203	851	8,054	7,957	1,353	9,310	(13)%
Mountain	5,062	535	5,597	5,795	873	6,668	(16)%
Texas	7,712	3,203	10,915	7,629	2,730	10,359	5%
East	5,054	1,061	6,115	4,978	2,671	7,649	(20)%
Total	38,290	7,892	46,182	40,798	12,219	53,017	(13)%
Our total owned and optioned lots at June 30, 2026 were 46,182, which represented an 13% decrease year-over-year. We believe that our total lot supply is sufficient to meet our operating needs. See "Forward-Looking Statements" below.
Financial Services

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
	(Dollars in thousands)
Financial services revenues
Mortgage operations	$19,363	$33,130	$(13,767)	(42)%	$34,767	$54,586	$(19,819)	(36)%
Other	12,772	16,137	(3,365)	(21)%	25,045	33,195	(8,150)	(25)%
Total financial services revenues	$32,135	$49,267	$(17,132)	(35)%	$59,812	$87,781	$(27,969)	(32)%
Financial services pretax income
Mortgage operations	$5,493	$12,515	$(7,022)	(56)%	$4,015	$14,680	$(10,665)	(73)%
Other	7,800	10,620	(2,820)	(27)%	14,793	23,123	$(8,330)	(36)%
Total financial services pretax income	$13,293	$23,135	$(9,842)	(43)%	$18,808	$37,803	$(18,995)	(50)%

For the three months ended June 30, 2026, our financial services pretax income was $13.3 million, a 43% decrease compared to pretax income of $23.1 million for the same period in the prior year. For the six months ended June 30, 2026, our financial services pretax income was $18.8 million, a 50% decrease compared to pretax income of $37.8 million for the same period in the prior year. The decrease during both periods in financial services pretax income was due to both our mortgage operations and other financial services operations. Both financial services segments pretax income was impacted by the decrease in homes closed year-over-year as well as a decrease in interest income due to decreases in cash and short-term investments year-over-year. Further, for the six months ended June 30, 2026, the decrease in mortgage operations was largely due to special financing programs offered on loans locked during the quarter.

The following table sets forth information for our mortgage operations segment relating to mortgage loans originated and capture rate.

	Three Months Ended		% or Percentage	Six Months Ended		% or Percentage Change
	June 30,			June 30,
	2026	2025	Change	2026	2025
	(Dollars in thousands)
Total Originations (including transfer loans):
Loans	1,821	2,648	(31)%	3,470	4,754	(27)%
Principal	$878,956	$1,252,307	(30)%	$1,678,162	$2,246,255	(25)%
Capture Rate Data:
Capture rate as % of all homes delivered	76%	80%	(4)%	76%	78%	(2)%
Mortgage Loan Origination Product Mix:
FHA loans	26%	33%	(7)%	26%	32%	(6)%
Other government loans (VA & USDA)	17%	18%	(1)%	18%	17%	1%
Total government loans	43%	51%	(8)%	44%	49%	(5)%
Conventional loans	57%	49%	8%	56%	51%	5%
	100%	100%	—%	100%	100%	—%
Loan Type:
Fixed rate	88%	100%	(12)%	89%	100%	(11)%
ARM	12%	—%	12%	11%	—%	11%
Credit Quality:
Average FICO Score	747	740	1%	744	742	—%
Other Data:
Average Combined LTV ratio	83%	86%	(3)%	85%	85%	—%
Full documentation loans	100%	100%	—%	100%	100%	—%
Loans Sold to Third Parties:
Loans	1,768	2,891	(39)%	3,426	4,965	(31)%
Principal	$854,533	$1,367,953	(38)%	$1,657,877	$2,330,118	(29)%
Income Taxes

The Company is included in the Sekisui House US Holdings LLC (parent of SH Residential Holdings, LLC) consolidated tax group for U.S. federal income tax purposes. Although the Company’s post-merger results are included in the Sekisui House consolidated return, our income tax provision is calculated primarily as though we were a separate taxpayer for the full year. However, under certain circumstances, transactions between the Company and Sekisui House are assessed using consolidated tax return rules and any difference in liability between the separate company method will be addressed in a future tax sharing arrangement.

Our overall effective income tax rates were 24.3% and 30.8% for the three and six months ended June 30, 2026 and 21.0% and 19.4% for the three and six months ended June 30, 2025, respectively. The rates for the three and six months ended June 30, 2026 resulted in an income tax expense of $9.5 million and $9.3 million, respectively, compared to $15.4 million and $32.4 million for the three and six months ended June 30, 2025, respectively. The year-over-year increase in our effective tax rate for the three and six months ended June 30, 2026, is primarily due to the increase in interest related to uncertain tax positions, changes in state rate and return to provision true-ups related to prior periods filings.

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
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of June 30, 2026, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, payments due on our Mortgage Repurchase Facilities, payments due on our Revolving Credit Facility, purchase obligations related to expected acquisition of land under purchase agreements and land development agreements (many of which are secured by letters of credit or surety bonds) and operating leases. Other material cash requirements include land acquisition and development costs not yet contracted for, home construction costs, operating expenses, including our selling, general and administrative expenses, investments and funding of capital improvements and dividend payments.
At June 30, 2026, we had outstanding senior notes with varying maturities totaling an aggregate principal amount of $1.50 billion, with none payable within 12 months. Future interest payments associated with the notes total $1.09 billion, with $64.2 million payable within 12 months. As of June 30, 2026, we had $57.5 million of required operating lease future minimum payments.
At June 30, 2026, we had deposits of $86.7 million in the form of cash and $9.9 million in the form of letters of credit that secured option contracts to purchase 7,892 lots for a total estimated purchase price of $1.02 billion.
At June 30, 2026, we had outstanding surety bonds and letters of credit totaling $787.8 million and $144.8 million, respectively, including $101.8 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $346.6 million and $120.7 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit. We have made no material guarantees with respect to third-party obligations.
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
Revolving Credit Facility. On November 19, 2024 the Company entered into an amended and restated unsecured revolving credit agreement ("Revolving Credit Facility") with a group of lenders, which may be used for general corporate purposes. On October 15, 2025, the Company entered into the First Amendment to Credit Agreement ("First Amendment") to its Revolving Credit Facility. The First Amendment increased the Aggregate Commitment to $1.40 billion (the "Commitment") and extended the Facility Termination Date of $1.36 billion of the facility commitments to October 15, 2029, with the remaining $40.0 million commitment continuing to terminate on November 17, 2028. The First Amendment also provides that the aggregate amount of the commitments may increase to an amount not to exceed $1.90 billion (the "accordion" feature) upon our request, subject to receipt of additional commitments from existing or additional lenders and, in the case of additional lenders, the consent of the co-administrative agents. The Revolving Credit Facility includes a $185.0 million sublimit for letters of credit.
Borrowings under the Revolving Credit Facility bear interest at a floating rate equal to Term SOFR or Daily Simple SOFR (in each case as defined in the Revolving Credit Facility), plus an applicable margin between 1.125% and 1.625% per annum, or if selected by the Company, a base rate plus an applicable margin between 0.125% and 0.625% per annum. The "applicable margins" described above are determined by a schedule based on the leverage ratio of the Company, as defined in the Revolving Credit Facility. The Revolving Credit Facility also provides for customary fees including commitment fees payable to each lender ranging from 0.15% to 0.30% per annum based on the Company’s leverage ratio.
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
The Revolving Credit Facility also contains customary events of default, including, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, breach of any financial covenant and change of control. Upon the occurrence and during the continuance of any event of default, the Administrative Agent, with the consent or at the direction of the required lenders, may accelerate the payment of the obligations thereunder and exercise various other customary default remedies. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of June 30, 2026.
We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At June 30, 2026 and December 31, 2025, there were $26.7 million and $35.5 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. At June 30, 2026 and December 31, 2025, we had $190.0 million and $0.0 million, respectively, outstanding under the Revolving Credit Facility. As of June 30, 2026, availability under the Revolving Credit Facility was approximately $1.18 billion.
Mortgage Repurchase Facilities. Our Mortgage Operations enter into Mortgage Repurchase Facilities with various lenders, which provide liquidity by providing for the sale of eligible mortgage loans with an agreement by our Mortgage Operations to repurchase the mortgage loans at a future date. HomeAmerican is party to mortgage repurchase facilities with two lenders, which provide HomeAmerican with committed repurchase facilities of up to an aggregate of $300.0 million as of June 30, 2026 (subject to increase by up to $150.0 million under certain conditions with respect to one of the lenders). CLM is party to mortgage repurchase facilities with one lender, which provides CLM with committed repurchase facilities of up to an aggregate of $75.0 million as of June 30, 2026.

At June 30, 2026 and December 31, 2025, HomeAmerican and CLM $188.3 million and $177.2 million, respectively, of mortgage loans that they were obligated to repurchase under the Mortgage Repurchase Facilities. Mortgage loans that our Mortgage Operations are obligated to repurchase under the mortgage repurchase facilities are accounted for as a debt financing arrangement and are reported as mortgage repurchase facilities in the consolidated balance sheets. Pricing under the mortgage repurchase facilities are based on SOFR.
Effective April 16, 2025, HomeAmerican entered into a Waiver and Consent agreement with USBNA, in which USBNA as agent waived any events of default under the Mortgage Repurchase Facility arising with respect to an event of default as HomeAmerican was not in compliance by permitting the Adjusted Tangible Net Worth to be less than $21.0 million for the month ending February 28, 2025.
The Mortgage Repurchase Facilities have varying short term maturity dates through March 3, 2027. The Mortgage Repurchase Facilities contain various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the mortgage repurchase facilities. We believe our Mortgage Operations were in compliance with the representations, warranties and covenants included in the mortgage repurchase facilities as of June 30, 2026.

Consolidated Cash Flow
During the six months ended June 30, 2026, net cash provided by operating activities was $78.1 million compared with net cash used in operating activities of $466.5 million in the prior year period. During the six months ended June 30, 2026, we generated net income of $20.9 million compared to $134.6 million during the six months ended June 30, 2025. During the six months ended June 30, 2026, included in net income was $4.5 million of inventory impairments, compared to $15.2 million during the prior year period. During the six months ended June 30, 2026, cash provided by the decrease in inventory was $42.2 million compared to cash used in the increase of inventory during the prior year period of $818.8 million. The decrease in 2026 was the result of reduced lot acquisitions during the period compared to 2025. Cash used in the increase in trade and other receivables for the six months ended June 30, 2026 was $1.4 million compared to $56.6 million for the six months ended June 30, 2025. The increase during the six months ended June 30, 2026 and 2025 was driven by an increase of homes closed at the end of the respective periods. Cash used in the change in mortgage loans held-for-sale, net for the six months ended June 30, 2026 was $13.7 million compared to cash provided by the change in mortgage loans held-for-sale, net of $77.0 million for the six months ended June 30, 2025. The cash used during the six months ended June 30, 2026 was due to a a higher level of originations compared to loan sales, compared to higher level of loan sales compared to originations during the same period in the prior year. The cash used in the decrease of accounts payable and accrued and other liabilities was $18.6 million during the six months ended June 30, 2026 compared to cash provided by the increase in accounts payable and accrued and other liabilities of $96.0 million during the same period in the prior year. The change in accounts payable and accrued liabilities was due to decreased construction spend during the first half of 2026 as a result of the year-over-year decrease in the number of homes under construction during the period.
During the six months ended June 30, 2026, net cash used in investing activities was $19.4 million, driven by purchases of property and equipment during the six months ended June 30, 2026. This is compared to the net cash provided by investing activities of $86.7 million during the six months ended June 30, 2025, due to the decrease in receivable from cash pooling arrangement with Parent of $108.1 million.
During the six months ended June 30, 2026 the net cash used in financing activities was $247.7 million compared to $81.5 million during the six months ended June 30, 2025. Cash provided by draws on mortgage repurchase facility, net was $11.1 million during the six months ended June 30, 2026 compared to cash used in payments on mortgage repurchase facility of $68.0 million during the same period in 2025. The increase in cash provided by draws on mortgage repurchase facility, net during the six months ended June 30, 2026 was due to an increase in cash used versus the facility to fund loans as of June 30, 2026. Cash provided by draws on homebuilding line of credit, net was $190.0 million during the six months ended June 30, 2026 compared to none during the same period during 2025. Payments on related party line of credit from cash pooling arrangement with Parent was $442.8 million compared to advances on related party line of credit from cash pooling arrangement with Parent of $126.5 million during the same period in the prior year. The payment on the related party line of credit during 2026 was due to the maturity and discontinuance of the cash pooling arrangement with the Parent. Cash used in dividend payments was $6.0 million during the six months ended June 30, 2026 compared to $138.6 million during the same period during the prior year. The decrease is driven by a decrease in net income during fiscal year 2025 as compared to fiscal year 2024, as well as a dividends payable of $44.4 million as of June 30, 2026.

OTHER
Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q, as well as statements made by us in periodic press releases and oral statements made by our officials in the course of presentations about the Company, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operations, cash flows, strategies and prospects. These forward-looking statements may be identified by terminology such as "likely," "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be considered. Additionally, information about issues that could lead to material changes in performance and risk factors that have the potential to affect us are contained under the caption "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 and Item 1A of Part II of this Quarterly Report on Form 10-Q.
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
As of June 30, 2026, our cash and cash equivalents included commercial bank deposits and money market funds.
We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments, marketable securities and debt. Financial instruments utilized in the normal course of business by HomeAmerican and CLM include forward sales of mortgage-backed securities, which are commitments to sell a specified financial instrument at a specified future date for a specified price, mandatory delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price within a specified time period, and best-effort delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price subject to the underlying mortgage loans being funded and closed. Such contracts are the only significant financial and derivative instruments utilized by SHUS. HomeAmerican and CLM’s mortgage loans in process for which an interest rate lock commitment had been made to a borrower that had not closed at June 30, 2026 had an aggregate principal balance of $303.4 million, of which $299.0 million had not yet been committed to a mortgage purchaser. In addition, HomeAmerican and CLM had mortgage loans held-for-sale with an aggregate principal balance of $239.3 million at June 30, 2026, of which $173.6 million had not yet been committed to a mortgage purchaser. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale that had not yet been committed to a mortgage purchaser, HomeAmerican and CLM had forward sales of securities totaling $428.8 million and $217.5 million at June 30, 2026 and December 31, 2025, respectively.
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
We utilize our Revolving Credit Facility, our Mortgage Repurchase Facilities and senior notes in our financing strategy. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but do not affect our earnings or cash flows. We do not have an obligation to prepay our senior notes prior to maturity and, as a result, interest rate risk and changes in fair value do not have an impact on our financial position, results of operations or cash flows. For variable rate debt such as our Revolving Credit Facility and Mortgage Repurchase Facilities, changes in interest rates generally do not affect the fair value of the outstanding borrowing on the debt facilities, but do affect our earnings and cash flows. See "Forward-Looking Statements" above.
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
(b)Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.     Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors that appeared under Item 1A. Risk Factors in the Company’s 2025 Annual Report on Form 10-K. There was one additional risk factor added during the three months ended June 30, 2026.
As a subsidiary of a non-U.S. multinational company with world-wide operations, we may be subject to risks and operational limitations related to extraterritorial legal restrictions imposed on it and its subsidiaries as well as from the potential application of U.S. laws and regulations on the activities of our parent company.
We are a subsidiary of Sekisui House, Ltd., one of Japan’s largest homebuilders with operations in numerous countries. As a result, we are subject to a variety of risks arising from our parent company’s multinational operations and the laws and regulations applicable to our parent and its affiliates in the jurisdictions in which they operate. The non-U.S. laws and regulations that we are otherwise not subject to may impose restrictions, obligations, or compliance requirements that directly or indirectly affect our business. These may include limitations on our ability to access capital, intellectual property, or other resources controlled by our parent or its affiliates; restrictions on our ability to conduct business with certain customers or suppliers due to our parent’s activities or relationships in foreign jurisdictions; and export control, sanctions, or trade restrictions that apply to our parent or its affiliates and that may limit our business activities. Similarly, we are subject to U.S. laws and regulations that may not apply to our parent company or its affiliates. We may face heightened risks as a result of actions taken by our parent company or its affiliates in foreign jurisdictions that are lawful in the jurisdictions where they operate but would otherwise violate U.S. laws regulations or governmental orders. These may include regulatory investigation, enforcement actions, penalties, reputational harm, or other adverse consequences. Changing, inconsistent, or conflicting laws, rules, regulations and governmental orders across the multiple jurisdictions in which our parent and its affiliates and we operate may create uncertainty and compliance challenges for us.
Item 5. Other Information

None

Item 6.        Exhibits

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
101
The following financial statements, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (ii) Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2026 and 2025, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2026 and 2025, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025; and (v) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________________
*Incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sekisui House U.S., Inc.
(Registrant)

Date: August 12, 2026	By: /s/ Robert N. Martin
Robert N. Martin Director, Senior Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

Date: August 12, 2026	By: /s/ Derek R. Kimmerle
Derek R. Kimmerle
Senior Vice President and Chief Accounting Officer (chief accounting officer and duly authorized officer)