Form 10-Q
period 2026-09-30
SEKISUI HOUSE U.S., INC.
filed 2026-11-12
CIK 773141

a

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of September 30, 2026, outstanding common stock consisted of 100 shares of common stock, $0.01 par value per share, all of which were held by SH Residential Holdings, LLC (“Parent" or "SHRH”).

Sekisui House U.S., Inc.
FORM 10-Q
FOR THE QUARTER ENDED September 30, 2026

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
(i)

PART I. FINANCIAL INFORMATION
Item 1.    Unaudited Consolidated Financial Statements
Sekisui House U.S., Inc.
Consolidated Balance Sheets

	September 30, 2026	December 31, 2025
	(unaudited)
	(Dollars in thousands, except share and per share amounts)
ASSETS
Homebuilding:
Cash and cash equivalents	$77,581	$266,486
Restricted cash	—	1
Trade and other receivables	61,179	78,592
Related party receivables	3,894	47,219
Inventories	7,192,346	7,179,927
Property and equipment, net	102,978	96,089
Deferred tax asset, net	92,128	86,619
Prepaids and other assets	163,372	207,261
Investment in unconsolidated entities	19,212	23,681
Goodwill and intangible assets, net	232,114	236,614
Total homebuilding assets	7,944,804	8,222,489
Financial Services:
Cash and cash equivalents	86,288	93,645
Restricted cash	—	546
Mortgage loans held-for-sale, net	184,445	216,107
Other assets	44,742	29,159
Total financial services assets	315,475	339,457
Total Assets	$8,260,279	$8,561,946
LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$197,895	$176,674
Accrued and other liabilities	543,194	562,284
Revolving credit facility	229,000	—
Related party line of credit	—	487,789
Related party payables	14,263	2,188
Notes payable, net	2,950	2,953
Senior notes, net	1,485,866	1,485,166
Total homebuilding liabilities	2,473,168	2,717,054
Financial Services:
Accounts payable and accrued liabilities	155,055	125,078
Mortgage repurchase facility	120,617	177,221
Total financial services liabilities	275,672	302,299
Total Liabilities	2,748,840	3,019,353
Stockholder's Equity
Common stock, $0.01 par value; 150 shares authorized; 100 issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Additional paid-in-capital	3,683,807	3,683,807
Retained earnings	1,827,632	1,858,786
Total Stockholder's Equity	5,511,439	5,542,593
Total Liabilities and Stockholder's Equity	$8,260,279	$8,561,946
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

Sekisui House U.S., Inc.
Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(Dollars in thousands, except share and per share amounts)
Homebuilding:
Home sale revenues	$1,238,759	$1,531,183	$3,777,605	$4,782,583
Land sale revenues	6,025	6,864	15,877	11,429
Other revenues	—	108	—	8,197
Total revenues	1,244,784	1,538,155	3,793,482	4,802,209
Home cost of sales	(1,035,826)	(1,269,048)	(3,176,698)	(3,987,013)
Inventory impairments	(41,950)	(45,050)	(46,450)	(60,253)
Total home cost of sales	(1,077,776)	(1,314,098)	(3,223,148)	(4,047,266)
Land cost of sales	(4,438)	(4,830)	(11,795)	(8,300)
Other cost of sales	—	(517)	—	(6,946)
Total cost of sales	(1,082,214)	(1,319,445)	(3,234,943)	(4,062,512)
Gross margin	162,570	218,710	558,539	739,697
Selling, general and administrative expenses	(178,755)	(193,241)	(562,561)	(589,008)
Interest and other income	2,352	4,384	6,187	17,756
Other expense	(1,437)	(4,811)	(6,019)	(14,192)
Homebuilding pretax income (loss)	(15,270)	25,042	(3,854)	154,253

Financial Services:
Revenues	30,247	41,347	90,059	129,128
Expenses	(22,800)	(27,002)	(69,806)	(84,922)
Other income, net	3,485	3,308	9,487	11,250
Financial services pretax income	10,932	17,653	29,740	55,456

Income (loss) before income taxes	(4,338)	42,695	25,886	209,709
Benefit (provision) for income taxes	2,632	(8,572)	(6,677)	(40,948)
Net income	$(1,706)	$34,123	$19,209	$168,761
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

Sekisui House U.S., Inc.
Consolidated Statements of Changes in Stockholder's Equity
(Dollars in thousands, except share amounts)

	Nine Months Ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2025	100	$—	$3,683,807	$1,858,786	$5,542,593
Net loss	—	—	—	(8,754)	(8,754)
Balance at March 31, 2026	100	$—	$3,683,807	$1,850,032	$5,533,839
Net income	—	—	—	29,669	29,669
Cash dividends declared	—	—	—	(50,363)	(50,363)
Balance at June 30, 2026	100	$—	$3,683,807	$1,829,338	$5,513,145
Net loss	—	—	—	(1,706)	(1,706)
Balance at September 30, 2026	100	$—	$3,683,807	$1,827,632	$5,511,439

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2024	100	$—	$3,154,058	$1,832,192	$4,986,250
Net income	—	—	—	76,553	76,553
Balance at March 31, 2025	100	$—	$3,154,058	$1,908,745	$5,062,803
Net income	—	—	—	58,085	58,085
Cash dividends declared	—	—	—	(138,579)	(138,579)
Balance at June 30, 2025	100	$—	$3,154,058	$1,828,251	$4,982,309
Net income	—	—	—	34,123	34,123
Balance at September 30, 2025	100	$—	$3,154,058	$1,862,374	$5,016,432

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

Sekisui House U.S., Inc.
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2026	2025

	(Dollars in thousands)
Operating Activities:
Net income (loss)	$19,209	$168,761
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	31,341	34,584
Inventory impairments	46,450	60,253
Project abandonment costs	6,011	10,876
Gain (loss) on sale of property and equipment	(697)	2,627
Income from unconsolidated entities	(2,281)	(1,651)
Distribution from unconsolidated entities	1,206	2,794
Impairment of unconsolidated entities	110	—
Deferred income tax expense (benefit)	(5,509)	(12,994)
Net changes in assets and liabilities:
Trade and other receivables	17,413	(15,303)
Related party receivables	(1,675)	23,765
Related party payables	(1,288)	2,888
Mortgage loans held-for-sale, net	31,662	72,823
Inventories	(64,180)	(1,291,302)
Prepaids and other assets	30,611	28,306
Accounts payable and accrued and other liabilities	29,345	51,863
Net cash provided by (used in) operating activities	137,728	(861,710)

Investing Activities:
Distribution of capital from unconsolidated entities	5,425	385
Decrease in receivable from cash pooling arrangement with Parent	—	108,896
Proceeds from sale / disposal of other assets	697	1,330
Investments in unconsolidated entities	(1,340)	—
Purchases of property and equipment	(31,899)	(34,800)
Net cash provided by (used in) investing activities	(27,117)	75,811

Financing Activities:
Draws (payments) on mortgage repurchase facilities, net	(56,604)	(51,343)
Draws on homebuilding line of credit, net	229,000	85,000
Advances (payments) on related party line of credit from cash pooling arrangement with Parent	(442,789)	333,213
Repayment of notes payable, net	(27)	(101,368)
Dividend payments	(37,000)	(138,579)
Payments of deferred financing costs	—	(27)
Net cash provided by (used in) financing activities	(307,420)	126,896

Net decrease in cash, cash equivalents and restricted cash	(196,809)	(659,003)
Cash, cash equivalents and restricted cash:
Beginning of period	360,678	893,781
End of period	$163,869	$234,778

Reconciliation of cash, cash equivalents and restricted cash:
Homebuilding:

Cash and cash equivalents	$77,581	$66,337
Restricted cash	—	—
Financial Services:
Cash and cash equivalents	86,288	167,851
Restricted cash	—	590
Total cash, cash equivalents and restricted cash	$163,869	$234,778

Supplemental schedule of noncash investing and financing activities:
Dividend payable	$13,363	$—
Land distribution received from investment in unconsolidated entities	$—	$30,463
The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

1.    Basis of Presentation
The Unaudited Consolidated Financial Statements of Sekisui House U.S., Inc. (formerly known as M.D.C. Holdings, Inc.) ("SHUS," “the Company," "we," "us," or "our," which refer to Sekisui House U.S., Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of SHUS at September 30, 2026 and for all periods presented. These statements should be read in conjunction with SHUS’s Consolidated Financial Statements and Notes thereto and the Combined Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
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
The following tables present operating results relating to our homebuilding and financial services operations:

	Three Months Ended September 30, 2026
	(Dollars in thousands)
	Homebuilding
	Pacific Northwest	California	Desert	Mountain	Texas	East	Corporate	Total
Home sale revenues	$223,755	$205,341	$308,845	$175,699	$217,744	$107,375	$—	$1,238,759
Land sale revenues	$600	$—	$—	$—	$4,307	$1,118	$—	$6,025
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—
Home cost of sales	$(184,722)	$(175,815)	$(259,689)	$(146,316)	$(175,648)	$(93,636)	$—	$(1,035,826)
Inventory impairments	$—	$(41,950)	$—	$—	$—	$—	$—	$(41,950)
Land cost of sales	$(10)	$(65)	$—	$—	$(3,178)	$(1,185)	$—	$(4,438)
Other cost of sales	$—	$—	$—	$—	$—	$—	$—	$—
Selling, general and administrative expenses	$(31,093)	$(33,640)	$(40,831)	$(21,544)	$(33,795)	$(20,801)	$2,949	$(178,755)
Interest and other income (1)	$131	$163	$591	$25	$58	$42	$1,342	$2,352
Other expense (3)	$(66)	$(852)	$(75)	$(92)	$(55)	$(297)	$—	$(1,437)
Pretax income (loss)	$8,595	$(46,818)	$8,841	$7,772	$9,433	$(7,384)	$4,291	$(15,270)

	Three Months Ended September 30, 2026
	(Dollars in thousands)
	Financial Services
	Mortgage Operations	Other	Total
Revenues	$17,947	$12,300	$30,247
Expenses (2)	$(17,110)	$(5,690)	$(22,800)
Other income (3)	$2,337	$1,148	$3,485
Pretax income	$3,174	$7,758	$10,932

	Nine Months Ended September 30, 2026
	(Dollars in thousands)
	Homebuilding
	Pacific Northwest	California	Desert	Mountain	Texas	East	Corporate	Total
Home sale revenues	$689,283	$645,627	$873,311	$589,103	$653,493	$326,788	$—	$3,777,605
Land sale revenues	$4,968	$—	$—	$—	$9,101	$1,808	$—	$15,877
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—
Home cost of sales	$(578,437)	$(546,483)	$(736,014)	$(498,210)	$(531,653)	$(285,901)	$—	$(3,176,698)
Inventory impairments	$(700)	$(41,950)	$(1,450)	$—	$—	$(2,350)	$—	$(46,450)
Land cost of sales	$(3,584)	$(65)	$—	$—	$(6,301)	$(1,845)	$—	$(11,795)
Other cost of sales	$—	$—	$—	$—	$—	$—	$—	$—
Selling, general and administrative expenses	$(97,867)	$(109,182)	$(124,309)	$(73,398)	$(102,432)	$(64,703)	$9,330	$(562,561)
Interest and other income (1)	$116	$339	$1,155	$188	$1,383	$136	$2,870	$6,187
Other expense (3)	$(648)	$(1,373)	$(1,637)	$(1,036)	$(55)	$(1,270)	$—	$(6,019)
Pretax income (loss)	$13,131	$(53,087)	$11,056	$16,647	$23,536	$(27,337)	$12,200	$(3,854)

	Nine Months Ended September 30, 2026
	(Dollars in thousands)
	Financial Services
	Mortgage Operations	Other	Total
Revenues	$52,714	$37,345	$90,059
Expenses (2)	$(51,818)	$(17,988)	$(69,806)
Other income (3)	$6,293	$3,194	$9,487
Pretax income	$7,189	$22,551	$29,740

	Three Months Ended September 30, 2025
	(Dollars in thousands)
	Homebuilding
	Pacific Northwest	California	Desert	Mountain	Texas	East	Corporate	Total
Home sale revenues	$297,857	$302,847	$253,004	$286,918	$261,606	$128,951	$—	$1,531,183
Land sale revenues	$—	$—	$5,440	$—	$1,424	$—	$—	$6,864
Other revenues	$84	$24	$—	$—	$—	$—	$—	$108
Home cost of sales	$(250,946)	$(243,668)	$(210,659)	$(237,025)	$(216,148)	$(110,602)	$—	$(1,269,048)
Inventory impairments	$(450)	$(18,950)	$(5,200)	$(6,775)	$(1,050)	$(12,625)	$—	$(45,050)
Land cost of sales	$395	$(19)	$(4,059)	$—	$(1,147)	$—	$—	$(4,830)
Other cost of sales	$(500)	$(17)	$—	$—	$—	$—	$—	$(517)
Selling, general and administrative expenses	$(32,910)	$(40,800)	$(35,556)	$(27,493)	$(30,664)	$(20,335)	$(5,483)	$(193,241)
Interest and other income (1)	$15	$7	$53	$41	$1,964	$30	$2,274	$4,384
Other expense (3)	$511	$(321)	$(1,179)	$47	$(2)	$(1,117)	$(2,750)	$(4,811)
Pretax income (loss)	$14,056	$(897)	$1,844	$15,713	$15,983	$(15,698)	$(5,959)	$25,042

	Three Months Ended September 30, 2025
	(Dollars in thousands)
	Financial Services
	Mortgage Operations	Other	Total
Revenues	$25,257	$16,090	$41,347
Expenses (2)	$(20,474)	$(6,528)	$(27,002)
Other income (3)	$1,378	$1,930	$3,308
Pretax income	$6,161	$11,492	$17,653

	Nine Months Ended September 30, 2025
	(Dollars in thousands)
	Homebuilding
	Pacific Northwest	California	Desert	Mountain	Texas	East	Corporate	Total
Home sale revenues	$834,407	$847,522	$932,647	$971,445	$715,936	$480,626	$—	$4,782,583
Land sale revenues	$1,356	$—	$5,440	$—	$4,633	$—	$—	$11,429
Other revenues	$8,154	$43	$—	$—	$—	$—	$—	$8,197
Home cost of sales	$(699,673)	$(686,099)	$(778,548)	$(815,658)	$(590,848)	$(416,187)	$—	$(3,987,013)
Inventory impairments	$(8,350)	$(24,403)	$(5,200)	$(6,775)	$(2,150)	$(13,375)	$—	$(60,253)
Land cost of sales	$(383)	$(81)	$(4,059)	$—	$(3,777)	$—	$—	$(8,300)
Other cost of sales	$(6,925)	$(21)	$—	$—	$—	$—	$—	$(6,946)
Selling, general and administrative expenses	$(94,960)	$(122,486)	$(115,568)	$(89,946)	$(89,660)	$(65,807)	$(10,581)	$(589,008)
Interest and other income (1)	$(197)	$153	$373	$238	$3,178	$288	$13,723	$17,756
Other expense (3)	$(2,822)	$(2,543)	$(2,190)	$(436)	$(163)	$(3,016)	$(3,022)	$(14,192)
Pretax income (loss)	$30,607	$12,085	$32,895	$58,868	$37,149	$(17,471)	$120	$154,253

	Nine Months Ended September 30, 2025
	(Dollars in thousands)
	Financial Services
	Mortgage Operations	Other	Total
Revenues	$79,843	$49,285	$129,128
Expenses (2)	$(63,960)	$(20,962)	$(84,922)
Other income (3)	$4,958	$6,292	$11,250
Pretax income	$20,841	$34,615	$55,456
(1) Includes interest income, gain (loss) on sale of other assets and gain (loss) of unconsolidated entities.
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

	September 30, 2026	December 31, 2025

	(Dollars in thousands)
Homebuilding assets
Pacific Northwest	$1,214,492	$1,222,938
California	1,797,080	1,720,250
Desert	1,654,569	1,697,152

Mountain	993,378	1,059,501
Texas	1,203,607	1,150,647
East	846,847	890,772
Corporate	234,831	481,229
Total homebuilding assets	$7,944,804	$8,222,489
Financial services assets
Mortgage Operations	$228,157	$265,655
Other	87,318	73,802
Total financial services assets	$315,475	$339,457

Total assets	$8,260,279	$8,561,946

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
The following table sets forth the fair values and methods used for measuring the fair values of financial instruments on a recurring basis, except those for which the carrying values approximate fair values:

		Fair Value
Financial Instrument	Hierarchy	September 30, 2026	December 31, 2025

		(Dollars in thousands)
Mortgage loans held-for-sale, net	Level 2	$184,445	$216,107

Derivative and financial instruments, net
Interest rate lock commitments	Level 2	$(21,468)	$(5,931)
Forward sales of mortgage-backed securities	Level 2	$16,047	$(3,615)
Mandatory delivery forward loan sale commitments	Level 2	$1,330	$(451)
Best-effort delivery forward loan sale commitments	Level 2	$44	$(6)
The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of September 30, 2026 and December 31, 2025.
Mortgage loans held-for-sale, net.  Our mortgage loans held-for-sale, which are measured at fair value on a recurring basis, include (1) mortgage loans held-for-sale that are under commitments to sell and (2) mortgage loans held-for-sale that are not under commitments to sell. At September 30, 2026 and December 31, 2025, we had $56.1 million and $115.4 million, respectively, of mortgage loans held-for-sale at fair value under commitments to sell. The fair value for those loans was based on quoted market prices for those mortgage loans, which are Level 2 fair value inputs. At September 30, 2026 and December 31, 2025, we had $128.3 million and $100.7 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell. The fair value for those loans was primarily based upon the estimated market price received from an outside party, which is a Level 2 fair value input.
Gains (losses) on mortgage loans, net, are included as a component of revenues in the financial services section of our consolidated statements of operations and comprehensive income. For the three and nine months ended September 30, 2026, we recorded losses on mortgage loans held-for-sale, net of $32.4 million and $80.0 million, respectively, compared to $28.0 million and $91.5 million, respectively, for the same periods in the prior year.
Derivative and financial instruments, net. Our derivatives and financial instruments, which include (1) interest rate lock commitments, (2) forward sales of mortgage-backed securities, (3) mandatory delivery forward loan sale commitments and (4) best-effort delivery forward loan sale commitments, are measured at fair value on a recurring basis based on market prices for similar instruments. For the three and nine months ended September 30, 2026, we recorded net gains (losses) on these derivative and financial instruments of $7.5 million and $5.0 million, respectively, compared to $(3.7) million and $(11.3) million, respectively, for the same periods in the prior year in revenues in the financial services section of our consolidated statements of operations and comprehensive income. The following table sets forth the notional amounts of derivative and financial instruments at September 30, 2026 and December 31, 2025:

	Notional Values
Financial Instrument	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Interest rate lock commitments	$370,167	$144,307
Forward sales of mortgage-backed securities	$434,500	$217,500
Mandatory delivery forward loan sale commitments	$49,323	$108,673
Best-effort delivery forward loan sale commitments	$37,996	$9,955
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

	September 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in thousands)
$300 million 3.850% Senior Notes due January 2030, net	$298,977	$279,060	$298,758	$289,370
$350 million 2.500% Senior Notes due January 2031, net	348,559	299,924	348,321	311,117
$500 million 6.000% Senior Notes due January 2043, net	492,064	433,653	491,858	470,270
$350 million 3.966% Senior Notes due August 2061, net	346,266	207,816	346,229	228,183
Total	$1,485,866	$1,220,453	$1,485,166	$1,298,940

5.    Inventories
The following table sets forth, by reportable segment, information relating to our homebuilding inventories:

	September 30, 2026	December 31, 2025

	(Dollars in thousands)
Housing completed or under construction:
Pacific Northwest	$438,929	$459,080
California	779,266	732,402
Desert	557,405	575,557
Mountain	431,681	510,726
Texas	457,613	414,850
East	248,762	367,629
Subtotal	2,913,656	3,060,244
Land and land under development:
Pacific Northwest	727,772	681,229
California	858,357	847,635
Desert	1,039,721	1,054,816
Mountain	527,802	509,450
Texas	481,567	457,977
East	568,831	500,941
Subtotal	4,204,050	4,052,048
Land held for sale:
Pacific Northwest	7,008	9,928
California	55,071	46,763
Desert	—	—
Mountain	—	—
Texas	4,534	10,944
East	8,027	—
Subtotal	74,640	67,635
Total inventories	$7,192,346	$7,179,927
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
Inventory impairments recognized by segment for the three and nine months ended September 30, 2026 and 2025 are shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Housing Completed or Under Construction:
Pacific Northwest	$—	$—	$560	$4,689
California	30,770	8,483	30,770	10,914
Desert	—	3,545	1,450	3,545
Mountain	—	4,952	—	4,952
Texas	—	661	—	1,761
East	—	6,616	2,014	7,366
Subtotal	30,770	24,257	34,794	33,227
Land and Land Under Development:
Pacific Northwest	—	450	140	3,661
California	11,180	10,467	11,180	13,489
Desert	—	1,655	—	1,655
Mountain	—	1,823	—	1,823
Texas	—	389	—	389
East	—	6,009	336	6,009
Subtotal	11,180	20,793	11,656	27,026
Total Inventory Impairments	$41,950	$45,050	$46,450	$60,253

The table below provides quantitative data, for the periods presented, where applicable, used in determining the fair value of the impaired inventory.

	Impairment Data			Quantitative Data
Three Months Ended	Number of Subdivisions Impaired	Inventory Impairments	Fair Value of Inventory After Impairments	Discount Rate
	(Dollars in thousands)
September 30, 2026	4	$41,950	$53,818	15%	—	18%
March 31, 2026	4	4,500	23,441	15%
Total		$46,450

September 30, 2025	11	$45,050	$120,423	12%	—	18%
June 30, 2025	8	15,203	55,679	12%	—	15%
Total		$60,253

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(Dollars in thousands)
Homebuilding interest incurred	$20,364	$28,139	$61,711	$77,591
Less: Interest capitalized	(20,364)	(28,139)	(61,711)	(77,591)
Homebuilding interest expensed	$—	$—	$—	$—

Interest capitalized, beginning of period	$108,260	$88,993	$98,265	$83,670
Plus: Interest capitalized during period	20,364	28,139	61,711	77,591
Less: Previously capitalized interest included in home cost of sales	(14,117)	(21,265)	(45,469)	(65,394)
Interest capitalized, end of period	$114,507	$95,867	$114,507	$95,867

7.    Homebuilding Prepaids and Other Assets
The following table sets forth the components of homebuilding prepaids and other assets:

	September 30, 2026	December 31, 2025

	(Dollars in thousands)
Land option deposits	$79,262	$93,879
Operating lease right-of-use asset	40,566	46,596
Prepaids	28,832	43,864
Deferred debt issuance costs on revolving credit facility, net	7,514	9,401
Other	7,198	13,521
Total prepaids and other assets	$163,372	$207,261

8.    Homebuilding Accrued and Other Liabilities and Financial Services Accounts Payable and Accrued Liabilities
The following table sets forth information relating to homebuilding accrued and other liabilities:

	September 30, 2026	December 31, 2025

	(Dollars in thousands)
Accrued compensation and related expenses	$123,305	$108,728
Customer and escrow deposits	32,604	24,575
Warranty accrual (Note 9)	72,586	70,889
Lease liability	42,255	48,650
Land development and home construction accruals	31,283	43,136
Accrued interest	15,385	31,385
Income taxes payable	48,178	39,407
Self insured retention for construction defect claims (Note 10)	23,546	24,673
Retentions payable	32,096	37,656
Other accrued liabilities	121,956	133,185
Total accrued and other liabilities	$543,194	$562,284
The following table sets forth information relating to financial services accounts payable and accrued liabilities:

	September 30, 2026	December 31, 2025

	(Dollars in thousands)
Insurance reserves (Note 10)	$103,040	$100,835
Accounts payable and other accrued liabilities	52,015	24,243
Total accounts payable and accrued liabilities	$155,055	$125,078

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
The table set forth below summarizes accrual, adjustment and payment activity related to our warranty accrual for the three and nine months ended September 30, 2026 and 2025. The warranty accrual during the three and nine months ended September 30, 2026 increased due to a decrease in payment activity during the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(Dollars in thousands)
Balance at beginning of period	$70,773	$72,830	$70,889	$71,004
Expense provisions	5,499	7,682	18,119	25,852
Cash payments	(3,686)	(7,905)	(16,422)	(24,249)
Adjustments	—	—	—	—
Balance at end of period	$72,586	$72,607	$72,586	$72,607

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
The following table summarizes our self-insured retention for construction defect claims for the three and nine months ended September 30, 2026 and 2025. These reserves are included as a component of accrued and other liabilities in the homebuilding section of the consolidated balance sheets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Balance at beginning of period	$23,921	$23,780	$24,673	$24,389
Expense provisions	226	333	683	1,276
Cash payments, net of recoveries	(601)	(166)	(1,810)	(1,718)
Adjustments	—	—	—	—
Balance at end of period	$23,546	$23,947	$23,546	$23,947
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
The following table summarizes our insurance reserves associated with Allegiant and StarAmerican for the three and nine months ended September 30, 2026 and 2025. All insurance reserves associated with Allegiant were transferred to StarAmerican effective September 30, 2025. These reserves are included as a component of accounts payable and accrued liabilities in the financial services section of the consolidated balance sheet.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(Dollars in thousands)
Balance at beginning of period	$102,400	$97,876	$100,835	$96,851
Expense provisions	2,703	2,899	8,437	10,382
Cash payments, net of recoveries	(2,063)	(4,080)	(6,232)	(10,538)
Adjustments	—	—	—	—
Balance at end of period	$103,040	$96,695	$103,040	$96,695
In the ordinary course of business, we make payments from our insurance and construction defect claim reserves to settle litigation claims arising from our homebuilding activities. These payments are irregular in both their timing and their magnitude. As a result, the cash payments, net of recoveries shown for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of what future cash payments will be for subsequent periods.

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

Our overall effective income tax rates were 60.7% and 25.8% for the three and nine months ended September 30, 2026 and 20.1% and 19.5% for the three and nine months ended September 30, 2025, respectively. The rates for the three and nine months ended September 30, 2026 resulted in an income tax benefit (expense) of $2.6 million and $(6.7) million, respectively, compared to $(8.6) million and $(40.9) million for the three and nine months ended September 30, 2025, respectively. The year-over-year increase in our effective tax rate for the three months ended September 30, 2026 is primarily due to the impact of IRC 45L credits on the benefit for the period. The year-over-year increase in our effective tax rate for the nine months ended September 30, 2026 is due to the impacts of interest related to uncertain tax positions, changes in state rate and true-ups related to prior period filings, partially offset by the impacts of IRC 45L credits.
12.    Senior Notes and Notes Payable
Senior notes. The carrying values of our senior notes as of September 30, 2026 and December 31, 2025, net of any unamortized debt issuance costs or discount, were as follows:

	September 30, 2026	December 31, 2025

	(Dollars in thousands)
3.850% Senior Notes due January 2030, net	$298,977	$298,758
2.500% Senior Notes due January 2031, net	348,559	348,321
6.000% Senior Notes due January 2043, net	492,064	491,858
3.966% Senior Notes due August 2061, net	346,266	346,229
Total	$1,485,866	$1,485,166
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

13.    Commitments and Contingencies
Letter of Credit Facilities. We maintain unsecured letters of credit agreements with financial institutions ("LOC Facilities") to obtain performance letters of credit from time to time in the ordinary course of operating our business. Under the LOC Facilities, which have maturity dates between 2028 and 2029, we may issue up to $50.0 million of letters of credit. As of September 30, 2026 and December 31, 2025, we had letters of credit outstanding under the LOC Facilities of $17.6 million and $9.7 million, respectively.
Surety Bonds and Letters of Credit. We are required to obtain surety bonds and letters of credit in support of our obligations for land development and subdivision improvements, homeowner association dues, warranty work, contractor license fees and earnest money deposits. At September 30, 2026, we had outstanding surety bonds and letters of credit totaling $765.9 million and $137.9 million, respectively, including $99.1 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit were approximately $363.9 million and $118.2 million, respectively. All letters of credit as of September 30, 2026, excluding those issued by HomeAmerican, were issued under our letter of credit facilities or our unsecured revolving credit facility (see Note 14 for further discussion). We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.
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
Lot Option Contracts. In the ordinary course of business, we enter into lot option purchase contracts ("Option Contracts"), generally through a deposit of cash or a letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allow us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, and minimizes the amount of land inventories on our consolidated balance sheets. In certain cases, these contracts will be settled shortly following the end of the period. Our obligation with respect to Option Contracts is generally limited to forfeiture of the related deposits. At September 30, 2026, we had cash deposits and letters of credit totaling $76.4 million and $4.0 million, respectively, at risk associated with options to purchase 6,775 lots.

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
The Revolving Credit Facility also contains customary events of default, including, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, breach of any financial covenant and change of control. Upon the occurrence and during the continuance of any event of default, the Administrative Agent, with the consent or at the direction of the required lenders, may accelerate the payment of the obligations thereunder and exercise various other customary default remedies. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of September 30, 2026.
We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At September 30, 2026 and December 31, 2025, there were $21.2 million and $35.5 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. At September 30, 2026 and December 31, 2025, we had $229.0 million and $0.0 million, respectively, outstanding under the Revolving Credit Facility. As of September 30, 2026, availability under the Revolving Credit Facility was approximately $1.15 billion.

Mortgage Repurchase Facilities. Our Mortgage Operations enter into Mortgage Repurchase Facilities with various lenders, which provide liquidity by providing for the sale of eligible mortgage loans with an agreement by our Mortgage Operations to repurchase the mortgage loans at a future date. HomeAmerican is party to mortgage repurchase facilities with two lenders, which provide HomeAmerican with committed repurchase facilities of up to an aggregate of $300.0 million as of September 30, 2026 (subject to increase by up to $150.0 million under certain conditions with respect to one of the lenders). CLM is party to mortgage repurchase facilities with one lender, which provides CLM with committed repurchase facilities of up to an aggregate of $75.0 million as of September 30, 2026.

At September 30, 2026 and December 31, 2025, HomeAmerican and CLM had $120.6 million and $177.2 million, respectively, of mortgage loans that they were obligated to repurchase under the Mortgage Repurchase Facilities. Mortgage loans that our Mortgage Operations are obligated to repurchase under the mortgage repurchase facilities are accounted for as a debt financing arrangement and are reported as mortgage repurchase facilities in the consolidated balance sheets. Pricing under the mortgage repurchase facilities are based on SOFR.
Effective April 16, 2025, HomeAmerican entered into a Waiver and Consent agreement with USBNA, in which USBNA as agent waived any events of default under the Mortgage Repurchase Facility arising with respect to an event of default as HomeAmerican was not in compliance by permitting the Adjusted Tangible Net Worth to be less than $21.0 million for the month ending February 28, 2025.

The Mortgage Repurchase Facilities have varying short term maturity dates through August 3, 2027. The Mortgage Repurchase Facilities contain various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the mortgage repurchase facilities. We believe our Mortgage Operations were in compliance with the representations, warranties and covenants included in the mortgage repurchase facilities as of September 30, 2026.
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
The following table summarizes interest incurred, capitalized to inventory, and expensed as a result of the related party notes and intercompany unsecured revolving credit agreements and intercompany guarantee fees:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Capitalized interest, beginning of year	$11,965	$12,497	$16,206	$9,560
Interest incurred	—	6,346	—	14,121
Interest within cost of sales	(1,604)	(3,485)	(5,845)	(8,323)
Capitalized interest, end of year	$10,361	$15,358	$10,361	$15,358
SHRH and affiliates are considered a related party for the period subsequent to April 19, 2024, the date of the merger of the Company, Parent and other affiliates of the Parent (the "Merger"). As of September 30, 2026 and December 31, 2025 the Company had related party receivables of $3.9 million and $47.2 million, respectively. During the nine months ended September 30, 2026, $45.0 million of the related party receivable was satisfied against the related party line of credit.
As of September 30, 2026 and December 31, 2025, the Company had $14.3 million and $2.2 million, respectively, of related party payables related to interest payable under the related party notes, dividends payable and other various payables with the Parent and affiliates. During the three and nine months ended September 30, 2025, the Company recognized $1.6 million and $6.0 million, respectively, in association with the cash pooling arrangement with the Parent within interest and other income on the consolidated statement of operations and comprehensive income. The cash pooling arrangement with the Parent matured and was discontinued at the end of 2025.
The Company is party to a trademark license agreement with Parent and its affiliates pursuant to which it pays a royalty fee for use of these trademarks. During the three and nine months ended September 30, 2026, the Company recognized $0.2 million and $1.5 million of royalty fees, compared to $0.5 million and $1.5 million during the three and nine months ended September 30, 2025, respectively, within selling, general and administrative expenses on the consolidated statement of operations and comprehensive income.
During the three and nine months ended September 30, 2025, the Company received distributions of land from investment in unconsolidated entities of $30.4 million. There have been no distributions of land during the three and nine months ended September 30, 2026.
During the three and nine months ended September 30, 2026, the Company purchased $2.6 million and $4.2 million, respectively, of construction related materials, such as framing materials, exterior wall panels and other related materials from Parent and some of its affiliates for use by the Company's homebuilding subsidiaries, compared to $1.1 million and $3.6 million during the three and nine months ended September 30, 2025, respectively. These amounts are recognized within inventories on the consolidated balance sheets when paid and within home cost of sales on the consolidated statement of operations and comprehensive income when the homes close.
Within Inventories in the consolidated balance sheets is $109.8 million and $63.8 million of land purchased by the Company from affiliates of SHRH as of September 30, 2026 and December 31, 2025.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$1,238,759	$1,531,183	$3,777,605	$4,782,583
Land sale revenues	6,025	6,864	15,877	11,429
Other revenues	—	108	—	8,197
Total revenues	1,244,784	1,538,155	3,793,482	4,802,209
Home cost of sales	(1,035,826)	(1,269,048)	(3,176,698)	(3,987,013)
Inventory impairments	(41,950)	(45,050)	(46,450)	(60,253)
Total home cost of sales	(1,077,776)	(1,314,098)	(3,223,148)	(4,047,266)
Land cost of sales	(4,438)	(4,830)	(11,795)	(8,300)
Other cost of sales	—	(517)	—	(6,946)
Total cost of sales	(1,082,214)	(1,319,445)	(3,234,943)	(4,062,512)
Gross margin	162,570	218,710	558,539	739,697
Selling, general and administrative expenses	(178,755)	(193,241)	(562,561)	(589,008)
Interest and other income	2,352	4,384	6,187	17,756
Other expense	(1,437)	(4,811)	(6,019)	(14,192)
Homebuilding pretax income (loss)	(15,270)	25,042	(3,854)	154,253

Financial Services:
Revenues	30,247	41,347	90,059	129,128
Expenses	(22,800)	(27,002)	(69,806)	(84,922)
Other income, net	3,485	3,308	9,487	11,250
Financial services pretax income	10,932	17,653	29,740	55,456

Income (loss) before income taxes	(4,338)	42,695	25,886	209,709
Benefit (provision) for income taxes	2,632	(8,572)	(6,677)	(40,948)
Net income (loss)	$(1,706)	$34,123	$19,209	$168,761

Cash provided by (used in):
Operating Activities	$59,581	$(395,174)	$137,728	$(861,710)
Investing Activities	$(7,752)	$(10,924)	$(27,117)	$75,811
Financing Activities	$(59,729)	$208,365	$(307,420)	$126,896

Overview
Industry Conditions and Outlook for SHUS*

Overall housing demand remained challenging during the third quarter of 2026, with continuing affordability concerns including an increase in mortgage loan interest rates. Further, the macroeconomic backdrop remains challenging given continuing uncertainty related to geopolitical tensions. As a result, we experienced a decrease in our sales absorption rate during the three months ended September 30, 2026 compared to the same period in the prior year.

We believe that we are well equipped to navigate the current market conditions given our strong financial position. We ended the quarter with total cash and cash equivalents of $163.9 million, a debt-to-capital ratio of 23.7% and no senior note maturities until 2030.

Three Months Ended September 30, 2026

For the three months ended September 30, 2026, our net income (loss) was $(1.7) million, a 105% decrease compared to net income of $34.1 million for the same period in the prior year. This was driven by a decrease in pretax income of both our homebuilding business and financial services business. Our homebuilding pretax income decreased $40.3 million, or 161% year-over-year. Our financial services pretax income decreased $6.7 million, or 38%, compared to the same period in the prior year. The decrease in homebuilding pretax income was primarily due to a 19% decrease in home sale revenues, 180 basis point increase in our selling, general and administrative expenses as a percentage of home sale revenues and a 120 basis point decrease in gross margin from home sales. The decrease in gross margin from home sales was driven largely by increased incentive levels, and to a lesser extent, increased land costs. The decrease in financial services pretax income was driven by both our mortgage operations and other financial services operations. The decrease in pretax income for our mortgage operations was driven by decreased loan origination volume due to the decrease in homes closed. The decrease in pretax income for our other financial services operations was due to a decrease in home closings. Our homebuilding businesses saw a decrease in interest income due to decreases in cash and short-term investments year-over-year.

Nine Months Ended September 30, 2026

For the nine months ended September 30, 2026, our net income was $19.2 million, an 89% decrease compared to net income of $168.8 million for the same period in the prior year. This was driven by a decrease in pretax income of both our homebuilding business and financial services business. Our homebuilding pretax income decreased $158.1 million, or 102% year-over-year. Our financial services pretax income decreased $25.7 million, or 46%, compared to the same period in the prior year. The decrease in homebuilding pretax income was primarily due to a 21% decrease in home sale revenues, a 70 basis point decrease in gross margins from home sales and a 260 basis point increase in our selling, general and administrative expenses as a percentage of home sale revenues. The decrease in gross margin from home sales was driven largely by increased incentive levels, and to a lesser extent, increased land costs, which was partially offset by a decrease of $13.8 million in inventory impairments year over year. The decrease in financial services pretax income was driven by both our mortgage operations and other financial services operations. The decrease in pretax income for our mortgage operations was driven by decreased loan origination volume due to the decrease in homes closed as well as special financing programs offered on loans locked during the respective periods. The decrease in pretax income for our other financial services operations was due to a decrease in home closings. Our financial services and homebuilding businesses each saw a decrease in interest income due to decreases in cash and short-term investments year-over-year.

* See "Forward-Looking Statements" below.

Homebuilding
Pretax Income (Loss):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%

	(Dollars in thousands)
Pacific Northwest	$8,595	$14,056	$(5,461)	(39)%	$13,131	$30,607	$(17,476)	(57)%
California	(46,818)	(897)	(45,921)	(5,119)%	(53,087)	12,085	(65,172)	(539)%
Desert	8,841	1,844	6,997	379%	11,056	32,895	(21,839)	(66)%
Mountain	7,772	15,713	(7,941)	(51)%	16,647	58,868	(42,221)	(72)%
Texas	9,433	15,983	(6,550)	(41)%	23,536	37,149	(13,613)	(37)%
East	(7,384)	(15,698)	8,314	53%	(27,337)	(17,471)	(9,866)	(56)%
Corporate	4,291	(5,959)	10,250	172%	12,200	120	12,080	10,067%
Total Homebuilding pretax income (loss)	$(15,270)	$25,042	$(40,312)	(161)%	$(3,854)	$154,253	$(158,107)	(102)%
For the three months ended September 30, 2026, we recorded homebuilding pretax income (loss) of $(15.3) million, a decrease of 161% from $25.0 million for the same period in the prior year. The decrease was due to a $292.4 million decrease in home sale revenues, a 180 basis point increase in our selling, general and administrative expenses as a percentage of revenue and a 120 basis point decrease in gross margin from home sales.
Our Pacific Northwest, California, Mountain and Texas segments decrease in pretax income was driven by an increase in our selling, general and administrative expenses as a percentage of home sales revenue, which in Pacific Northwest, Mountain and Texas was partially offset by an increase in gross margin from home sales. Our California segments decrease in pretax income was also driven by a decrease in gross margin from home sales due to inventory impairments during the quarter. Our Desert and East segments increase in pretax income was driven by an increase in gross margin from home sales, with the East segment being offset partially by an increase in our selling, general and administrative expenses as a percentage of home sales revenues. Our Corporate segment experienced a $10.3 million increase in pretax income driven by a change in the allocation of the Corporate segments fees in supporting the homebuilding segments.
For the nine months ended September 30, 2026, we recorded homebuilding pretax income (loss) of $(3.9) million, a decrease of 102% from $154.3 million for the same period in the prior year. The decrease was due to a $1.00 billion decrease in home sale revenues, a 70 basis point decrease in gross margins from home sales and a 260 basis point increase in our selling, general and administrative expenses as a percentage of revenue.
Our Pacific Northwest, California, Desert, Mountain, Texas and East segments decrease in pretax income was driven by an increase in our selling, general and administrative expenses as a percentage of home sale revenues, and for California and Desert segments a decrease in gross margins from home sales. Our Corporate segment experienced a $12.1 million increase in pretax income driven by a change in the allocation of the Corporate segments fees in supporting the homebuilding segments.
Assets:

	September 30, 2026	December 31, 2025	Change
			Amount	%

	(Dollars in thousands)
Pacific Northwest	$1,214,492	$1,222,938	$(8,446)	(1)%
California	1,797,080	1,720,250	76,830	4%
Desert	1,654,569	1,697,152	(42,583)	(3)%
Mountain	993,378	1,059,501	(66,123)	(6)%
Texas	1,203,607	1,150,647	52,960	5%
East	846,847	890,772	(43,925)	(5)%

Corporate	234,831	481,229	(246,398)	(51)%
Total homebuilding assets	$7,944,804	$8,222,489	$(277,685)	(3)%
Total homebuilding assets decreased 3% from December 31, 2025 to September 30, 2026. The decrease in the Corporate segment was driven by a decrease in cash and cash equivalents due to repayments on the related party line of credit, which was partially offset by borrowings on our revolving credit facility during the nine months ended September 30, 2026.
The decrease in assets within our Desert, Mountain and East homebuilding segments were due to changes in inventories due to decreased land acquisition during the current year. The increase in assets within our California and Texas homebuilding segments were driven by an increase in inventories due to increased land acquisition during the current year.
New Home Deliveries & Home Sale Revenues:
Changes in home sale revenues are impacted by changes in the number of new homes delivered and the average selling price of those delivered homes. Commentary for each of our segments on significant changes in these two metrics is provided below.

	Three Months Ended September 30,
	2026			2025			% Change
	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price

	(Dollars in thousands)
Pacific Northwest	386	$223,755	$579.7	528	$297,857	$564.1	(27)%	(25)%	3%
California	301	205,341	682.2	432	302,847	701.0	(30)%	(32)%	(3)%
Desert	539	308,845	573.0	465	253,004	544.1	16%	22%	5%
Mountain	274	175,699	641.2	467	286,918	614.4	(41)%	(39)%	4%
Texas	460	217,744	473.4	587	261,606	445.7	(22)%	(17)%	6%
East	245	107,375	438.3	272	128,951	474.1	(10)%	(17)%	(8)%
Total	2,205	$1,238,759	$561.8	2,751	$1,531,183	$556.6	(20)%	(19)%	1%

	Nine Months Ended September 30,
	2026			2025			% Change
	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price	Homes	Home Sale Revenues	Average Price

	(Dollars in thousands)
Pacific Northwest	1,186	$689,283	$581.2	1,449	$834,407	$575.9	(18)%	(17)%	1%
California	944	645,627	683.9	1,236	847,522	685.7	(24)%	(24)%	0%
Desert	1,550	873,311	563.4	1,780	932,647	524.0	(13)%	(6)%	8%
Mountain	983	589,103	599.3	1,637	971,445	593.4	(40)%	(39)%	1%
Texas	1,390	653,493	470.1	1,620	715,936	441.9	(14)%	(9)%	6%
East	724	326,788	451.4	1,093	480,626	439.7	(34)%	(32)%	3%
Total	6,777	$3,777,605	$557.4	8,815	$4,782,583	$542.6	(23)%	(21)%	3%

For the three months ended September 30, 2026, the decrease in new home deliveries for all homebuilding segments except the Desert and East segment was due to a decrease in net home sales during the period. The decrease in new home deliveries for the East segment was driven by an increase in ending backlog during the period. The increase in new home deliveries for the Desert segment is due to an increase in beginning backlog at the beginning of the period. The increase in average sales price in the Pacific Northwest, Desert, Mountain and Texas homebuilding segments were driven by a change in mix to higher priced communities. The decrease in the average sales price in the East homebuilding segment was driven by a change in mix in backlog that closed during the 3 months ended September 30, 2026.

For the nine months ended September 30, 2026, the decrease in new home deliveries for all homebuilding segments was due to a decrease in net home sales during the period and for all segments except for the East segment a decrease in beginning backlog at the beginning of the respective periods. The increase in average sales price in our Desert, Mountain, Texas, East and Pacific Northwest homebuilding segments were driven by a change in mix to higher priced communities.

Gross Margin from Home Sales:
Our gross margin from home sales for the three months ended September 30, 2026 decreased 120 basis points year-over-year from 14.2% to 13.0%. Our gross margin from home sales for the nine months ended September 30, 2026 decreased 70 basis points year-over-year from 15.4% to 14.7%. The decrease in gross margin from home sales for the three and nine months ended September 30, 2026 was largely due to increased incentive levels, and to a lesser extent, increased land costs. For the nine months ended September 30, 2026, this was partially offset by a decrease in inventory impairments.
Our gross margin from home sales is impacted by our historical land buying strategy, where we have targeted an owned and optioned lot supply of approximately two to three years worth of home closings. As a result, our land associated with homes closed are represented by more recent market values.

Inventory Impairments:
Inventory impairments recognized by segment for the three and nine months ended September 30, 2026 and 2025 are shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)		(Dollars in thousands)
Housing Completed or Under Construction:
Pacific Northwest	$—	$—	$560	$4,689
California	30,770	8,483	30,770	10,914
Desert	—	3,545	1,450	3,545
Mountain	—	4,952	—	4,952
Texas	—	661	—	1,761
East	—	6,616	2,014	7,366
Subtotal	30,770	24,257	34,794	33,227
Land and Land Under Development:
Pacific Northwest	—	450	140	3,661
California	11,180	10,467	11,180	13,489
Desert	—	1,655	—	1,655
Mountain	—	1,823	—	1,823
Texas	—	389	—	389
East	—	6,009	336	6,009
Subtotal	11,180	20,793	11,656	27,026
Total Inventory Impairments	$41,950	$45,050	$46,450	$60,253
The table below provides quantitative data, for the periods presented, where applicable, used in determining the fair value of the impaired inventory.

	Impairment Data			Quantitative Data
Three Months Ended	Number of Subdivisions Impaired	Inventory Impairments	Fair Value of Inventory After Impairments	Discount Rate
	(Dollars in thousands)
September 30, 2026	4	41,950	53,818	15%	—	18%
March 31, 2026	4	4,500	23,441	15%
Total		$46,450

September 30, 2025	11	45,050	120,423	12%	—	18%
June 30, 2025	8	15,203	55,679	12%	—	15%
Total		$60,253

Selling, General and Administrative Expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change

	(Dollars in thousands)
General and administrative expenses	$93,046	$97,501	$(4,455)	$291,748	$288,027	$3,721
General and administrative expenses as a percentage of home sale revenues	7.5%	6.4%	110 bps	7.7%	6.0%	170 bps
Marketing expenses	$40,270	$43,567	$(3,297)	$132,109	$134,556	$(2,447)
Marketing expenses as a percentage of home sale revenues	3.3%	2.8%	50 bps	3.5%	2.8%	70 bps
Commissions expenses	$45,439	$52,173	$(6,734)	$138,704	$166,425	$(27,721)
Commissions expenses as a percentage of home sale revenues	3.7%	3.4%	30 bps	3.7%	3.5%	20 bps
Total selling, general and administrative expenses	$178,755	$193,241	$(14,486)	$562,561	$589,008	$(26,447)
Total selling, general and administrative expenses as a percentage of home sale revenues	14.4%	12.6%	180 bps	14.9%	12.3%	260 bps
General and administrative expenses decreased for the three months ended September 30, 2026 due to a decrease in compensation related costs as a result of a decrease in headcount. General and administrative expenses increased for the nine months ended September 30, 2026 due to certain overhead costs previously incurred by the Parent that are now incurred by the Company subsequent to the acquisition of Woodside in December 2025 and Chesmar and Holt in January 2026.
Marketing expenses decreased for the three and nine months ended September 30, 2026 compared to the prior year periods driven by a decrease in deferred marketing amortization due to lower closing volume and maintenance and utility costs as a result of having less spec homes in inventory. These decreases were offset by increased advertising spend during the periods as a result of the increased community count.
Commissions expenses decreased for the three and nine months ended September 30, 2026 compared to the prior year periods due to decreases in home sale revenues, partially offset by an increase in external broker commissions driven by higher participation.

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

	Three Months Ended September 30,
	2026				2025				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate

	(Dollars in thousands)
Pacific Northwest	346	$205,902	$595.1	1.80	460	$272,991	$593.5	2.13	(25)%	(25)%	—%	(15)%
California	265	188,091	709.8	1.34	365	251,522	689.1	2.39	(27)%	(25)%	3%	(44)%
Desert	438	256,094	584.7	1.59	504	294,993	585.3	2.27	(13)%	(13)%	—%	(30)%
Mountain	232	154,281	665.0	1.06	446	284,997	639.0	2.25	(48)%	(46)%	4%	(53)%
Texas	413	191,923	464.7	1.25	532	247,733	465.7	1.69	(22)%	(23)%	—%	(26)%
East	279	133,145	477.2	1.75	264	128,271	485.9	2.10	6%	4%	(2)%	(16)%
Total	1,973	$1,129,436	$572.4	1.44	2,571	$1,480,507	$575.8	2.09	(23)%	(24)%	(1)%	(31)%

	Nine Months Ended September 30,
	2026				2025				% Change
	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate *	Homes	Dollar Value	Average Price	Monthly Absorption Rate

	(Dollars in thousands)
Pacific Northwest	1,328	$794,880	$598.6	2.20	1,552	$915,316	$589.8	2.54	(14)%	(13)%	1%	(13)%
California	1,099	781,847	711.4	2.00	1,290	895,901	694.5	2.81	(15)%	(13)%	2%	(29)%
Desert	1,716	1,004,458	585.3	2.07	1,831	1,015,725	554.7	2.91	(6)%	(1)%	6%	(29)%
Mountain	1,043	662,658	635.3	1.63	1,647	1,024,392	622.0	2.95	(37)%	(35)%	2%	(45)%
Texas	1,427	693,204	485.8	1.47	1,745	817,042	468.2	1.92	(18)%	(15)%	4%	(24)%
East	869	412,673	474.9	1.97	1,137	525,703	462.4	3.16	(24)%	(22)%	3%	(38)%
Total	7,482	$4,349,720	$581.4	1.86	9,202	$5,194,079	$564.5	2.61	(19)%	(16)%	3%	(29)%
*Calculated as total net new orders (gross orders less cancellations) in period ÷ average active communities during period ÷ number of months in period.

				Average Active Subdivisions			Average Active Subdivisions
	Active Subdivisions			Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%	September 30,		%
	2026	2025	Change	2026	2025	Change	2026	2025	Change
Pacific Northwest	63	76	(17)%	64	72	(11)%	67	68	(1)%
California	65	52	25%	66	51	29%	61	51	20%
Desert	86	80	8%	92	74	24%	92	70	31%
Mountain	74	68	9%	73	66	11%	71	62	15%
Texas	110	103	7%	110	105	5%	108	101	7%
East	52	45	16%	53	42	26%	49	40	23%
Total	450	424	6%	458	410	12%	448	392	14%
For the three months ended September 30, 2026 for the Pacific Northwest, California, Desert, Mountain and Texas homebuilding segments and for all homebuilding segments for the nine months ended September 30, 2026, the decrease in the number of net new orders was primarily the result of a decrease in the monthly sales absorption rate, offset partially by an increase in average active subdivisions for all homebuilding segments except Pacific Northwest. The decrease in the monthly sales absorption rate is due to decreased demand as a result of current market conditions. For the three months ended September 30, 2026 the increase in net sales for the East homebuilding segment was driven by an increase in average active subdivisions, partially offset by a decrease in the monthly sales absorption rate. The increase in average selling price for the three months ended September 30, 2026 in the Mountain and California homebuilding segments and nine months ended September 30, 2026 for all homebuilding segments was driven by a change in mix to higher priced communities.
Cancellation Rate:

	Cancellations as a Percentage of Gross Sales		Cancellations as a Percentage of Gross Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Pacific Northwest	13%	10%	10%	11%
California	18%	15%	13%	13%
Desert	20%	12%	15%	15%
Mountain	15%	14%	13%	14%
Texas	19%	18%	15%	15%
East	19%	19%	16%	16%
Total	18%	15%	14%	14%
Our cancellation rate as a percentage of gross sales increased year-over-year during the three months ended September 30, 2026 as a result of a decrease in gross sales with consistent cancellation levels driven by the increase in mortgage interest rates during the quarter.

Backlog:

	September 30,
	2026			2025			% Change
	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price	Homes	Dollar Value	Average Price

	(Dollars in thousands)
Pacific Northwest	405	$248,051	$612.5	448	$256,888	$573.4	(10)%	(3)%	7%
California	338	277,772	821.8	323	246,586	763.4	5%	13%	8%
Desert	381	269,593	707.6	316	218,404	691.2	21%	23%	2%
Mountain	210	152,780	727.5	202	131,578	651.4	4%	16%	12%
Texas	471	260,772	553.7	600	313,744	522.9	(22)%	(17)%	6%
East	229	123,352	538.7	128	67,567	527.9	79%	83%	2%
Total	2,034	$1,332,320	$655.0	2,017	$1,234,767	$612.2	1%	8%	7%
At September 30, 2026, we had 2,034 homes in backlog with a total value of $1.33 billion. This represented a 1% increase in the number of homes in backlog and an 8% increase in the dollar value of those homes in backlog from September 30, 2025. The increase in average selling price in each of the homebuilding segments is due to a change in mix to higher priced communities. The dollar value and average selling prices of homes in backlog do not include financing incentives, as these forward commitments are entered into prior to the home sales and are not specific to an individual home.

Homes Completed or Under Construction (WIP lots):

	September 30,		%
	2026	2025	Change
Unsold:
Completed	1,843	2,743	(33)%
Under construction	1,952	2,838	(31)%
Total unsold started homes	3,795	5,581	(32)%
Sold homes under construction or completed	1,755	1,821	(4)%
Model homes under construction or completed	790	762	4%
Total homes completed or under construction	6,340	8,164	(22)%
The decrease in unsold completed homes and unsold homes under construction is due to a decrease of home starts during the period and the strategic shift to more build to order homes.
Lots Owned and Optioned (including homes completed or under construction):

	September 30, 2026			September 30, 2025
	Lots Owned	Lots Optioned	Total	Lots Owned	Lots Optioned	Total	Total % Change
Pacific Northwest	7,874	1,309	9,183	8,785	2,617	11,402	(19)%
California	5,643	712	6,355	6,008	2,001	8,009	(21)%
Desert	6,702	822	7,524	7,951	1,343	9,294	(19)%
Mountain	4,938	544	5,482	5,509	1,449	6,958	(21)%
Texas	7,762	2,619	10,381	7,911	3,086	10,997	(6)%
East	5,125	769	5,894	5,067	2,609	7,676	(23)%
Total	38,044	6,775	44,819	41,231	13,105	54,336	(18)%
Our total owned and optioned lots at September 30, 2026 were 44,819, which represented an 18% decrease year-over-year. We believe that our total lot supply is sufficient to meet our operating needs. See "Forward-Looking Statements" below.

Financial Services

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
	(Dollars in thousands)
Financial services revenues
Mortgage operations	$17,947	$25,257	$(7,310)	(29)%	$52,714	$79,843	$(27,129)	(34)%
Other	12,300	16,090	(3,790)	(24)%	37,345	49,285	(11,940)	(24)%
Total financial services revenues	$30,247	$41,347	$(11,100)	(27)%	$90,059	$129,128	$(39,069)	(30)%
Financial services pretax income
Mortgage operations	$3,174	$6,161	$(2,987)	(48)%	$7,189	$20,841	$(13,652)	(66)%
Other	7,758	11,492	(3,734)	(32)%	22,551	34,615	$(12,064)	(35)%
Total financial services pretax income	$10,932	$17,653	$(6,721)	(38)%	$29,740	$55,456	$(25,716)	(46)%

For the three months ended September 30, 2026, our financial services pretax income was $10.9 million, a 38% decrease compared to pretax income of $17.7 million for the same period in the prior year. For the nine months ended September 30, 2026, our financial services pretax income was $29.7 million, a 46% decrease compared to pretax income of $55.5 million for the same period in the prior year. The decrease during both periods in financial services pretax income was due to both our mortgage operations and other financial services operations. Both financial services segments pretax income was impacted by the decrease in homes closed year-over-year as well as mortgage operations incurring a decrease in interest income due to decreases in cash and short-term investments year-over-year. This was partially offset in mortgage operations by a gain in the mortgage servicing sale during the quarter. Further, for the nine months ended September 30, 2026, the decrease in mortgage operations was largely due to special financing programs offered on loans locked during the quarter.

The following table sets forth information for our mortgage operations segment relating to mortgage loans originated and capture rate.

	Three Months Ended		% or Percentage	Nine Months Ended		% or Percentage Change
	September 30,			September 30,
	2026	2025	Change	2026	2025
	(Dollars in thousands)
Total Originations (including transfer loans):
Loans	1,624	2,109	(23)%	5,094	6,863	(26)%
Principal	$783,376	$1,009,937	(22)%	$2,461,538	$3,256,192	(24)%
Capture Rate Data:
Capture rate as % of all homes delivered	74%	76%	(2)%	75%	78%	(3)%
Mortgage Loan Origination Product Mix:
FHA loans	26%	27%	(1)%	26%	31%	(5)%
Other government loans (VA & USDA)	18%	16%	2%	18%	17%	1%
Total government loans	44%	43%	1%	44%	47%	(3)%
Conventional loans	56%	57%	(1)%	56%	53%	3%
	100%	100%	—%	100%	100%	—%
Loan Type:
Fixed rate	89%	89%	—%	89%	97%	(8)%
ARM	11%	11%	—%	11%	3%	8%
Credit Quality:
Average FICO Score	744	743	—%	743	742	—%
Other Data:
Average Combined LTV ratio	85%	85%	—%	86%	85%	1%
Full documentation loans	100%	100%	—%	100%	100%	—%
Loans Sold to Third Parties:
Loans	1,696	2,109	(20)%	5,122	7,074	(28)%
Principal	$822,568	$1,003,484	(18)%	$2,480,445	$3,333,603	(26)%
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

Our overall effective income tax rates were 60.7% and 25.8% for the three and nine months ended September 30, 2026 and 20.1% and 19.5% for the three and nine months ended September 30, 2025, respectively. The rates for the three and nine months ended September 30, 2026 resulted in an income tax benefit (expense) of $2.6 million and $(6.7) million, respectively, compared to $(8.6) million and $(40.9) million for the three and nine months ended September 30, 2025, respectively. The year-over-year increase in our effective tax rate for the three months ended September 30, 2026 is primarily due to the impact of IRC 45L credits on the benefit for the period. The year-over-year increase in our effective tax rate for the nine months ended September 30, 2026 is due to the impacts of interest related to uncertain tax positions, changes in state rate and true-ups related to prior period filings, partially offset by the impacts of IRC 45L credits.

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
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of September 30, 2026, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, payments due on our Mortgage Repurchase Facilities, payments due on our Revolving Credit Facility, purchase obligations related to expected acquisition of land under purchase agreements and land development agreements (many of which are secured by letters of credit or surety bonds) and operating leases. Other material cash requirements include land acquisition and development costs not yet contracted for, home construction costs, operating expenses, including our selling, general and administrative expenses, investments and funding of capital improvements and dividend payments.
At September 30, 2026, we had outstanding senior notes with varying maturities totaling an aggregate principal amount of $1.50 billion, with none payable within 12 months. Future interest payments associated with the notes total $1.06 billion, with $64.2 million payable within 12 months. As of September 30, 2026, we had $54.0 million of required operating lease future minimum payments.
At September 30, 2026, we had deposits of $79.3 million in the form of cash and $5.4 million in the form of letters of credit that secured option contracts to purchase 6,775 lots for a total estimated purchase price of $722.0 million.
At September 30, 2026, we had outstanding surety bonds and letters of credit totaling $765.9 million and $137.9 million, respectively, including $99.1 million in letters of credit issued by HomeAmerican. The estimated cost to complete obligations related to these bonds and letters of credit was approximately $363.9 million and $118.2 million, respectively. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit. We have made no material guarantees with respect to third-party obligations.
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
The Revolving Credit Facility also contains customary events of default, including, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, breach of any financial covenant and change of control. Upon the occurrence and during the continuance of any event of default, the Administrative Agent, with the consent or at the direction of the required lenders, may accelerate the payment of the obligations thereunder and exercise various other customary default remedies. We believe we were in compliance with the representations, warranties and covenants included in the Revolving Credit Facility as of September 30, 2026.
We incur costs associated with unused commitment fees pursuant to the terms of the Revolving Credit Facility. At September 30, 2026 and December 31, 2025, there were $21.2 million and $35.5 million, respectively, in letters of credit outstanding, which reduced the amounts available to be borrowed under the Revolving Credit Facility. At September 30, 2026 and December 31, 2025, we had $229.0 million and $0.0 million, respectively, outstanding under the Revolving Credit Facility. As of September 30, 2026, availability under the Revolving Credit Facility was approximately $1.15 billion.
Mortgage Repurchase Facilities. Our Mortgage Operations enter into Mortgage Repurchase Facilities with various lenders, which provide liquidity by providing for the sale of eligible mortgage loans with an agreement by our Mortgage Operations to repurchase the mortgage loans at a future date. HomeAmerican is party to mortgage repurchase facilities with two lenders, which provide HomeAmerican with committed repurchase facilities of up to an aggregate of $300.0 million as of September 30, 2026 (subject to increase by up to $150.0 million under certain conditions with respect to one of the lenders). CLM is party to mortgage repurchase facilities with one lender, which provides CLM with committed repurchase facilities of up to an aggregate of $75.0 million as of September 30, 2026.

At September 30, 2026 and December 31, 2025, HomeAmerican and CLM had $120.6 million and $177.2 million, respectively, of mortgage loans that they were obligated to repurchase under the Mortgage Repurchase Facilities. Mortgage loans that our Mortgage Operations are obligated to repurchase under the mortgage repurchase facilities are accounted for as a debt financing arrangement and are reported as mortgage repurchase facilities in the consolidated balance sheets. Pricing under the mortgage repurchase facilities are based on SOFR.
Effective April 16, 2025, HomeAmerican entered into a Waiver and Consent agreement with USBNA, in which USBNA as agent waived any events of default under the Mortgage Repurchase Facility arising with respect to an event of default as HomeAmerican was not in compliance by permitting the Adjusted Tangible Net Worth to be less than $21.0 million for the month ending February 28, 2025.
The Mortgage Repurchase Facilities have varying short term maturity dates through March 3, 2027. The Mortgage Repurchase Facilities contain various representations, warranties and affirmative and negative covenants that we believe are customary for agreements of this type. The negative covenants include, among others, (i) a minimum Adjusted Tangible Net Worth requirement, (ii) a maximum Adjusted Tangible Net Worth ratio, (iii) a minimum adjusted net income requirement, and (iv) a minimum Liquidity requirement. The foregoing capitalized terms are defined in the mortgage repurchase facilities. We believe our Mortgage Operations were in compliance with the representations, warranties and covenants included in the mortgage repurchase facilities as of September 30, 2026.

Consolidated Cash Flow
During the nine months ended September 30, 2026, net cash provided by operating activities was $137.7 million compared with net cash used in operating activities of $861.7 million in the prior year period. During the nine months ended September 30, 2026, we generated net income of $19.2 million compared to $168.8 million during the nine months ended September 30, 2025. During the nine months ended September 30, 2026, included in net income was $46.5 million of inventory impairments, compared to $60.3 million during the prior year period. During the nine months ended September 30, 2026, cash used in the increase in inventory was $64.2 million compared to $1.29 billion during the prior year period. The decrease in 2026 compared to 2025 was the result of reduced lot acquisitions during the period compared to 2025. Cash provided by the increase in trade and other receivables for the nine months ended September 30, 2026 was $17.4 million compared to cash used in the decrease in trade and other receivables of $15.3 million for the nine months ended September 30, 2025. The increase during the nine months ended September 30, 2026 was driven by an increase of homes closed at the end of the period compared to a decrease of homes closed at the end of the prior year period. Cash provided by the change in mortgage loans held-for-sale, net for the nine months ended September 30, 2026 was $31.7 million compared to $72.8 million for the nine months ended September 30, 2025. The decrease in the cash provided by the nine months ended September 30, 2026 was due to a a higher level of originations compared to loan sales, compared to higher level of loan sales compared to originations during the same period in the prior year. The cash provided by the increase of accounts payable and accrued and other liabilities was $29.3 million during the nine months ended September 30, 2026 compared to $51.9 million during the same period in the prior year. The change in accounts payable and accrued liabilities was due to decreased construction spend during the the nine months in 2026 as a result of the year-over-year decrease in the number of homes under construction during the period.
During the nine months ended September 30, 2026, net cash used in investing activities was $27.1 million, driven by purchases of property and equipment during the nine months ended September 30, 2026. This is compared to the net cash provided by investing activities of $75.8 million during the nine months ended September 30, 2025, due to the decrease in receivable from cash pooling arrangement with Parent of $108.9 million.
During the nine months ended September 30, 2026 the net cash used in financing activities was $307.4 million compared to cash provided by financing activities of $126.9 million during the nine months ended September 30, 2025. Cash used in draws on mortgage repurchase facility, net was $56.6 million during the nine months ended September 30, 2026 compared to $51.3 million during the same period in 2025. The decrease in cash provided by draws on mortgage repurchase facility, net during the nine months ended September 30, 2026 was due to an decrease in cash used versus the facility to fund loans as of September 30, 2026. Cash provided by draws on homebuilding line of credit, net was $229.0 million during the nine months ended September 30, 2026 compared to $85.0 million during the same period during 2025. Payments on related party line of credit from cash pooling arrangement with Parent was $442.8 million compared to advances on related party line of credit from cash pooling arrangement with Parent of $333.2 million during the same period in the prior year. The payment on the related party line of credit during 2026 was due to the maturity and discontinuance of the cash pooling arrangement with the Parent. Cash used in dividend payments was $37.0 million during the nine months ended September 30, 2026 compared to $138.6 million during the same period during the prior year. The decrease is driven by a decrease in net income during fiscal year 2026 as compared to fiscal year 2025.

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
As of September 30, 2026, our cash and cash equivalents included commercial bank deposits and money market funds.
We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale, mortgage interest rate lock commitments, marketable securities and debt. Financial instruments utilized in the normal course of business by HomeAmerican and CLM include forward sales of mortgage-backed securities, which are commitments to sell a specified financial instrument at a specified future date for a specified price, mandatory delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price within a specified time period, and best-effort delivery forward loan sale commitments, which are obligations of an investor to buy loans at a specified price subject to the underlying mortgage loans being funded and closed. Such contracts are the only significant financial and derivative instruments utilized by SHUS. HomeAmerican and CLM’s mortgage loans in process for which an interest rate lock commitment had been made to a borrower that had not closed at September 30, 2026 had an aggregate principal balance of $370.2 million, of which $343.5 million had not yet been committed to a mortgage purchaser. In addition, HomeAmerican and CLM had mortgage loans held-for-sale with an aggregate principal balance of $199.7 million at September 30, 2026, of which $139.1 million had not yet been committed to a mortgage purchaser. In order to hedge the changes in fair value of interest rate lock commitments and mortgage loans held-for-sale that had not yet been committed to a mortgage purchaser, HomeAmerican and CLM had forward sales of securities totaling $434.5 million and $217.5 million at September 30, 2026 and December 31, 2025, respectively.
HomeAmerican and CLM provide mortgage loans that generally are sold forward on a best-efforts or mandatory commitment basis and subsequently delivered to a third-party purchaser between 5 and 35 days after closing. Forward sale commitments and forward sales of mortgage-backed securities are used for non-trading purposes to sell mortgage loans and economically hedge price risk due to fluctuations in interest rates on rate-locked mortgage loans in process that have not closed and mortgage loans held-for-sale. Due to this economic hedging philosophy, the market risk associated with these mortgages is limited. For forward sales commitments, forward sales of mortgage-backed securities and commitments to originate mortgage loans that are still outstanding at the end of a reporting period, we record the changes in fair value of these financial instruments in revenues in the financial services section of the consolidated statements of operations and comprehensive income with an offset to either other assets or accounts payable and accrued liabilities in the financial services section of our consolidated balance sheets, depending on the nature of the change.
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
(b)Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.     Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors that appeared under Item 1A. Risk Factors in the Company’s 2025 Annual Report on Form 10-K. There was one additional risk factor added during the nine months ended September 30, 2026.
As a subsidiary of a non-U.S. multinational company with world-wide operations, we may be subject to risks and operational limitations related to extraterritorial legal restrictions imposed on it and its subsidiaries as well as from the potential application of U.S. laws and regulations on the activities of our parent company.
We are a subsidiary of Sekisui House, Ltd., one of Japan’s largest homebuilders with operations in numerous countries. As a result, we are subject to a variety of risks arising from our parent company’s multinational operations and the laws and regulations applicable to our parent and its affiliates in the jurisdictions in which they operate. The non-U.S. laws and regulations that we are otherwise not subject to may impose restrictions, obligations, or compliance requirements that directly or indirectly affect our business. These may include limitations on our ability to access capital, intellectual property, or other resources controlled by our parent or its affiliates; restrictions on our ability to conduct business with certain customers or suppliers due to our parent’s activities or relationships in foreign jurisdictions; and export control, sanctions, or trade restrictions that apply to our parent or its affiliates and that may limit our business activities. Similarly, we are subject to U.S. laws and regulations that may not apply to our parent company or its affiliates. We may face heightened risks as a result of actions taken by our parent company or its affiliates in foreign jurisdictions that are lawful in the jurisdictions where they operate but would otherwise violate U.S. laws, regulations or governmental orders. These may include regulatory investigation, enforcement actions, penalties, reputational harm, or other adverse consequences. Changing, inconsistent, or conflicting laws, rules, regulations and governmental orders across the multiple jurisdictions in which our parent and its affiliates and we operate may create uncertainty and compliance challenges for us.
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
101
The following financial statements, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (ii) Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2026 and 2025, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2026 and 2025, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025; and (v) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________________
*Incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sekisui House U.S., Inc.
(Registrant)

Date: November 12, 2026	By: /s/ Robert N. Martin
Robert N. Martin Director, Senior Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

Date: November 12, 2026	By: /s/ Derek R. Kimmerle
Derek R. Kimmerle
Senior Vice President and Chief Accounting Officer (chief accounting officer and duly authorized officer)